Form 10-Q
period 1996-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1996-08-14
CIK 1003201

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the period ended:   June 30, 1996        Commission file number: 001-11981
                        -------------                                ---------

        MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Delaware                           52-1449733
- -----------------------        ------------------------------------
(State of organization)        (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
- ---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:(410)962-0595
                                                   -------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes       No X

      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

        The financial information required as part of this item is the financial information of the SCA Tax Exempt Fund Limited Partnership, the
Registrant's predecessor.

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II- OTHER INFORMATION

        The information required as part of this item includes the information relating to the SCA Tax Exempt Fund Limited Partnership, the Registrant's predecessor.

Item

1. Legal Proceedings

2. and 3. are not applicable.

4. Submission of Matters to a Vote of Security Holders

5. Other Information

6. Exhibits and Reports on Form 8-K

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
IN THOUSANDS, EXCEPT BAC DATA

                                                                 June 30,
                                                                   1996          December 31,
                                                                (Unaudited)          1995
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $9,808            $9,810
Interest receivable                                                      454               434
Investment in mortgage revenue bonds (Note 3)                        150,211           146,142
Investment in parity working capital loans, net of valuation
  allowance of $690 in 1996 and $600 in 1995 (Note 4)                  2,800             2,890
Investment in MLP II (Note 5)                                         64,750            65,299
Other assets                                                             277               240
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $228,300          $224,815
                                                              ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                 $1,136              $544
Distributions payable                                                  7,988             7,977
Due to affiliates (Note 6)                                                 3                 9
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                 9,127             8,530
                                                              ---------------   ---------------

Minority Interest                                                          2                 3
                                                              ---------------   ---------------
Partners' Capital
   Unrealized gain (loss) on mortgage revenue bonds
      available for sale, net                                          7,078              (981)
   General partners                                                     (524)             (477)
   Limited partners:
       Series I  (beneficial assignee certificates- issued
        and outstanding 200,000 certificates)                        136,433           141,111
       Series II (beneficial assignee certificates- issued
        and outstanding 96,256 certificates)                          76,184            76,629
                                                              ---------------   ---------------
     TOTAL PARTNERS' CAPITAL                                         219,171           216,282
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $228,300          $224,815
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME (Unaudited)
IN THOUSANDS, EXCEPT PER BAC DATA

                                                              For the three     For the three       For the six       For the six
                                                               months ended      months ended      months ended      months ended
                                                                 June 30,          June 30,          June 30,          June 30,
                                                                   1996              1995              1996              1995
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                                        $3,517            $2,472            $6,633            $7,117
Net gain on sale of A bond receipts                                     -                 -                 -                  623
Interest on short-term investments                                        80               115               154               197
Equity in MLP II                                                         929               969             1,808             1,329
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                      4,526             3,556             8,595             9,266
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses                                                       951               790             1,793             2,153
Minority interest                                                          5                 5                10                 8
Other-than-temporary impairments related to investment in
   mortgage revenue bonds (Note 3)                                     3,990              -                3,990              -
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                    4,946               795             5,793             2,161
                                                              ---------------   ---------------   ---------------   ---------------
NET INCOME (LOSS)                                                      ($420)           $2,761            $2,802            $7,105
                                                              ===============   ===============   ===============   ===============
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                          ($4)              $28               $28               $71
                                                              ===============   ===============   ===============   ===============
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
     SERIES I                                                        ($1,498)           $1,675              $572            $4,968
                                                              ===============   ===============   ===============   ===============
     SERIES II                                                        $1,082            $1,058            $2,202            $2,066
                                                              ===============   ===============   ===============   ===============
NET INCOME (LOSS) PER BAC:
     SERIES I                                                         ($7.49)            $8.38             $2.86            $24.84
                                                              ===============   ===============   ===============   ===============
     SERIES II                                                        $11.24            $10.99            $22.87            $21.46
                                                              ===============   ===============   ===============   ===============
                             The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
IN THOUSANDS

                                                                For the six       For the six
                                                               months ended      months ended
                                                               June 30, 1996     June 30, 1995
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $2,802            $7,105
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in MLP II net income                                       (1,808)           (1,329)
    Income allocated to minority interest                                 10                 8
    Other-than-temporary impairments related
       investment in mortgage revenue bonds                            3,990              -
    Increase in valuation allowance on
       parity working capital loans                                       90              -
    Net realized gain on sale of A bond receipts                        -               (2,347)
    (Increase) in interest receivable                                    (20)              (70)
    (Increase) decrease in other assets                                  (37)               69
    Increase (decrease) in accounts payable
      and accrued expenses                                               592              (857)
    (Decrease) in due to affiliates                                       (6)              (56)
                                                              ---------------   ---------------
Net cash provided by operating activities                              5,613             2,523
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in MLP II                                                    -              (61,000)
Distributions from MLP II                                              2,357               986
Proceeds from sale of A bond receipts                                   -               67,700
                                                              ---------------   ---------------
Net cash provided by investing activities                              2,357             7,686
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                                             (7,972)           (7,713)
                                                              ---------------   ---------------
NET INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             (2)            2,496

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            9,810             7,855
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $9,808           $10,351
                                                              ===============   ===============
DISCLOSURE OF NON-CASH ACTIVITIES:
  Contribution of parity working capital loans
  and other assets to MLP II                                            -               $4,647
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

SCA TAX EXEMPT LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD DECEMBER 31, 1995 THROUGH JUNE 30, 1996 (Unaudited)
IN THOUSANDS

                                          SERIES I               SERIES II                        UNREALIZED GAIN
                                      LIMITED PARTNERS        LIMITED PARTNERS                      (LOSS)  ON
                                        BENEFICIAL              BENEFICIAL                        MORTGAGE REVENUE
                                          ASSIGNEE               ASSIGNEE          GENERAL        BONDS AVAILABLE
                                        CERTIFICATES           CERTIFICATES        PARTNERS        FOR SALE, NET         TOTAL
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1995                   $141,111                $76,629             ($477)            ($981)         $216,282

Net income                                        572                  2,202                28              -                2,802

Distribution to partners                       (5,250)                (2,647)              (75)             -               (7,972)

Change in market value of mortgage
  revenue bonds available for sale, net          -                      -                 -                4,069             4,069

Realization of other-than-temporary
  impairment on mortgage revenue bonds
  available for sale                             -                      -                  -               3,990             3,990
                                      ----------------        ---------------   ---------------   ---------------   ---------------
Balance, June 30, 1996                       $136,433                $76,184             ($524)           $7,078          $219,171
                                      ================        ===============   ===============   ===============   ===============


                    The accompanying notes are an integral part of these financial statements.

      SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
        NOTES TO THE FINANCIAL STATEMENTS
             (SERIES I AND SERIES II)
                  (Unaudited)


NOTE 1 - STATEMENT OF INFORMATION FURNISHED

        The accompanying unaudited financial statements are those of the SCA Tax Exempt Fund Limited Partnership (the "Partnership"), the predecessor to the Registrant. As a result of a merger transaction, discussed in Note 2 below, the Registrant succeeded to the business of the Partnership. The accompanying unaudited financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 and Note 2 to the Financial Statements appearing in the Partnership's 1995 Annual Report on Form 10-K, as amended (the
"Form 10-K"). Financial information for the Registrant has not been included since the Registrant only has minimal assets and no prior operations as disclosed in the Registrant's S-4 Registration Statement filed with the SEC on May 28, 1996.

        Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

NOTE 2 - SUBSEQUENT EVENT

        On June 18, 1996, beneficial assignee certificate ("BAC") Holders were asked to vote on a proposed transaction (the "Transaction") involving the Partnership, SCA Realty I, Inc., the managing general partner of the Partnership (the "Managing General Partner"), and SCA Associates 86 Limited Partnership, the associate general partner of the Partnership (the "Associate General Partner," and together with the Managing General Partner, the "General Partners") and their affiliates, and the Registrant, Municipal Mortgage and Equity, L.L.C. (the "Company" or the "LLC"), a newly formed Delaware limited liability company. The Holders of the outstanding Series I BACs and the Holders of the outstanding Series II BACs, each series voting as a separate class, were asked to approve the Transaction in the form of a merger between the Partnership and the Company. The Holders of each Series I BAC were entitled to elect whether to convert each Series I BAC into 38.10 LLC growth shares
("Growth Shares"), one LLC preferred share ("Preferred Shares") (Series
I) or one LLC preferred capital distribution share ("Preferred CD Shares") (Series I) and the Holders of each Series II BAC were entitled to elect whether to convert each Series II BAC into 43.95 Growth Shares, one
Series II Preferred Share or one Series II Preferred CD Share; or, to the extend multiple BACs were held, a combination of Growth Shares and either Preferred Shares or Preferred CD Shares. To the extent no election was made, BACs were exchanged for Growth Shares.

        The Preferred Shares allow the BAC Holder to retain an investment comparable to his or her investment in BACs assuming that the Partnership's financing transaction (the "Financing," which occurred in February 1995 and is described in Note 3 to the December 31, 1995 financial statements included in the Partnership's Annual Report on Form 10-K) had not occurred. The Preferred CD Shares allow the BAC Holder to retain an investment substantially equivalent to his or her investment in BACs recognizing that such Financing transaction did occur and that a special capital distribution (the "Special Distribution") would be made to each person receiving this type of share. The Growth Shares allow the BAC Holder to participate in therisks and rewards of the Company's future plans for growth. BAC Holders who received Growth Shares will have fundamentally changed the nature of their investment, and their rights will be different from their rights as BAC Holders of the Partnership.

        As previously discussed in the Partnership's 1995 Form 10-K, the Partnership consummated the Financing which raised additional proceeds through the offering of $67.7 million in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts, (collectively, the
"Receipts"). The net Financing proceeds of $56.8 million, were invested in a partnership ("MLP") structure to, among other things, enable the BAC
Holders, through the Partnership, to participate in a substantial portion of the investment income generated from the net proceeds on a primarily tax-exempt basis.

        Through June 30, 1996, the MLP structure included MLP III Investment Limited Partnership, ("MLP III"), a Maryland limited partnership, MLP II Acquisition Limited Partnership ("MLP II"), a
Maryland limited partnership and MLP I LLC ("MLP I"), a Maryland limited liability company. MLP III was owned by the Partnership through a 99% general partner interest and SCA Limited Partner Corporation ("SCALPC"), an affiliate of the Managing General Partner, through a 1% limited partner interest. MLP II was owned by MLP III through a 98.99% limited partner capital interest (39.996% annual profits and annual distributions interest), SCALPC through a .01% limited partner capital interest (.004% annual profits and annual distributions interest) and MLP I through a 1% general partner capital interest (60% annual profits and annual distributions interest). MLP I's members comprise the operating partnerships that are the ultimate debtors in the bonds involved in the Financing.

        Effective July 1, 1996, MLP I's general partner profits interest in MLP II was reduced to one percent (1%) in exchange for the assumption by MLP II of certain MLP I obligations. Accordingly, the profits interest of MLP III increased to 98.996%. Also, effective July 1, 1996, the members of MLP I entered into a Cross-Equity Agreement which effectively cross-collateralizes B Bond obligations of the operating partnerships' included in the Financing.

        In anticipation of the merger and in order to reduce administrative burden and complexity, effective July 31, 1996 the partners of MLP II elected to dissolve MLP II and to terminate MLP II effective immediately. Upon dissolution, all of the assets of MLP II were distributed to the partners in accordance with their capital accounts. Also on July 31, 1996, and for the same reasons, the partners of MLP III elected to dissolve and immediately terminate MLP III and distribute all the assets of MLP III to the partners in accordance with their capital accounts.

        As a result of the above transactions, at the close of business on July 31, 1996, the Partnership was the owner of substantially all of the net assets of MLP II and MLP III. Accordingly, MLP II will be consolidated in the financial statements of the Partnership rather than accounted for on the equity method. On a proforma basis, these MLP transactions have an insignificant impact on the net assets of the Partnership as of June 30, 1996 and on net income of the Partnership for the eighteen months then ended.
The primary proforma income statement impact would be the following approximate reclassifications (millions):

                                         Year ended             Six months
                                         December 31,          ended June 30,
                                             1995                  1996

Interest on mortgage revenue bonds         ( $2.3)                 ( $1.2)
Equity in income of MLP II                 (  3.2)                 (  1.8)
Interest on short-term investments
   and demand notes                           5.5                     3.0

        The consent solicitation period for the Transaction was closed on August 1, 1996; 113,988 Series I BACs (56.99% of all Series I BACs) and 54,117 Series II BACs (56.22% of all Series II BACs) voted to approve the proposed Transaction. Of those BACs which voted in the Transaction, in excess of 88% in each Series voted to approve the Transaction. Accordingly, effective August 1, 1996, the Partnership merged into the Company. MME I Corporation, the original shareholder of the Company, resigned as sole director of the Company, and Richard O. Berndt (as representative approved by the Dissolution Shareholder under the Company's Operating Agreement) and Mark K. Joseph, president of the Managing General Partner, became the directors.

        In connection with the merger, the Company ratified the merger and authorized the issuance of up to 200,000 Series I and 96,256 Series II Preferred Shares, up to 200,000 Series I and 96,256 Series II Preferred CD Shares and up to 11,770,000 Growth Shares as merger consideration to the Partnership's BAC Holders in exchange for their BAC's. The Company also authorized the issuance of merger consideration in the form of 1,000 shares of a special class of Growth Shares ("Term Growth Shares") to the General Partners, in exchange for the relinquishment of their general partnership interests in the Partnership.

        Upon the consummation of the Transaction, the General Partners and their affiliates contributed their rights to the acquisition and servicing of mortgages in exchange for 883,033 Growth Shares. The Partnership retained Robert A. Stanger & Co., Inc., an independent third party, to render a fairness opinion that the allocation of Growth Shares and Term
Growth Shares was fair to the Series I and Series II BAC Holders, from a financial point of view. As a result of the contribution of the acquisition and servicing activities by the General Partners and their affiliates, the Company will receive additional tax-exempt income.

        The following table sets forth the historical capitalization of each Series of BACs of the Partnership at June 30, 1996 and the proforma capitalization of the Company as of such date as adjusted to give effect to the share transactions and the Special Distribution assuming they occurred on June 30, 1996.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
PROFORMA CAPITALIZATION AND BAC HOLDER DILUTION
(in thousands, except Share and BAC data and per Share and per BAC data)

                                                                      The Partnership
                                                                         Historical        Proforma
                                                                        Consolidated     Consolidated
                                                                       June 30, 1996    June 30, 1996
                                                                      ---------------- ----------------
Other liabilities (including minority interest of $2)                          $9,129           $9,129
Equity:
 Partners' equity:
  Unrealized losses on mortgage revenue bonds
   available for sale                                                           7,078            7,078
  General partners' equity                                                       (524)             N/A
  Series I BAC Holders' equity
  (200,000 outstanding Series I BACs)                                         136,433              N/A
  Series II BAC Holders' equity
  (96,256 outstanding Series II BACs)                                          76,184              N/A
 Shareholders' equity:
  Preferred Shares ("Preferred"):
   Series I:  16,449 shares outstanding as adjusted                               N/A           11,221
   Series II:  7,664 shares outstanding as adjusted                               N/A            6,066
  Preferred Capital Distribution Shares ("Preferred CD")*:
   Series I:   8,967 shares outstanding as adjusted                               N/A            4,584
   Series II:  3,838 shares outstanding as adjusted                               N/A            2,135
  Growth Shares and Term Growth Shares:
   11,141,074 growth shares outstanding as adjusted, of which
   883,033 growth shares and 1,000 term growth shares are owned by the former General Partners and their Affiliates and 1,000
   term growth shares are owned by a Merrill Lynch affiliate                      N/A          185,651
                                                                      ---------------- ----------------
 Total equity*                                                                219,171          216,735
                                                                      ---------------- ----------------
 Total debt and equity*                                                      $228,300         $225,864
                                                                      ================ ================
Equity per share, unadjusted**:
 Series I/Series I Preferred Shares                                            698.57           698.57
 Series II/Series II Preferred Shares                                          830.19           830.19
 Series I Preferred Capital Distribution Shares                                   N/A           527.60
 Series II Preferred Capital Distribution Shares                                  N/A           595.10
Equity per share**:
 Series I and Series II as adjusted/Growth
  Shares and Term Shares                                                                         17.22
                                                                                       ================
BACs to shares conversion:
 Series I and Series II BACs to Preferred Shares                        1 share/BAC
 Series I and Series II BACs to Preferred Capital Distribution Shares   1 share/BAC
 Series I BACs to Growth Shares                                       38.10 share/BAC
 Series II BACs to Growth Shares                                      43.95 share/BAC

  *  Equity has been adjusted for the Special Distribution as follows: Per BAC Amount
                                                                      ----------------
   Series I                                                                    170.91
   Series II                                                                   235.30

**  Equity per share has been adjusted to reflect each shares' pro rata portion of the unrealized gains on mortgage revenue bonds available for sale.



NOTE 3 -  INVESTMENT IN MORTGAGE REVENUE BONDS

        The Partnership had invested in various mortgage revenue bonds, the proceeds from which were used to make nonrecourse participating first mortgage loans on multifamily housing developments. The Partnership's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond which had not been refunded were described in Note 4 to the December 31, 1995 financial statements included in the Form 10-K. On February 14, 1995, the Partnership refunded 11 of the original mortgage revenue bonds (five in Series I and six in Series II) into 11 Series A Bonds and 11 Series B Bonds. As part of the financing transaction (the "Financing") consummated on February 14, 1995, custody receipts in the Series A Bonds were sold to third party investors. A complete description of the Financing and the bond terms is set forth in
Note 3 to the December 31, 1995 financial statements included in the Form
10-K.

        As of June 30, 1996, the Partnership held 23 mortgage revenue bonds (14 bonds for Series I and nine bonds for Series II); of these, 12 are the original mortgage revenue bonds and 11 are Series B Bonds. Five original bonds in Series I and three Series B Bonds (two in Series I and one in Series II) are delinquent on their debt service obligations. Descriptions of the various mortgage revenue bonds owned by the Partnership at June
30, 1996 are as follows:



                                                                   June 30, 1996                       December 31, 1995
Series I                                                 ----------------------------------  ----------------------------------
                             Base                Face    Amortized   Unrealized    Fair      Amortized   Unrealized    Fair
Investment in Mortgage     Interest  Maturity   Amount      Cost     Gain (Loss)   Value        Cost     Gain (Loss)   Value
Revenue Bonds (Note 2)       Rate      Date     (000's)   (000's)     (000's)     (000's)     (000's)     (000's)     (000's)
- ------------------------- ---------- --------- --------- ----------  ----------  ----------  ----------  ----------  ----------
Series I Original Bonds:
Alban Place                   7.875  Oct. 2008  $10,065    $10,065       ($356)     $9,709     $10,065       ($336)     $9,729
Northridge Park               7.500  June 2012    8,815      8,815      (2,207)      6,608       8,815      (1,625)      7,190
Lakeview Garden               7.750  Aug. 2007    9,003      5,674        -          5,674       6,988        -          6,988
Riverset                      7.875  Nov. 1999    6,475      6,475        (163)      6,312       6,475        (778)      5,697
Villa Hialeah                 7.875  Oct. 2009   10,250     10,250      (2,250)      8,000      10,250        (725)      9,525
Newport-on-Seven              8.125  Aug. 2008   10,125      7,898        (224)      7,674       7,898        -          7,898
North Pointe                  7.875  Aug. 2006   25,185     12,738       1,743      14,481      12,739       1,170      13,909
Creekside Village             7.500  Nov. 2009   11,760      7,396        -          7,396       8,635        -          8,635
Willowgreen                   8.000  Dec. 2010    9,275      6,770        -          6,770       7,901        -          7,901
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Series I Original Bonds                100,953     76,081      (3,457)     72,624      79,766      (2,294)     77,472
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Series I B Bonds:
Barkley Place                16.000  Jan. 2030    3,480      2,445          81       2,526       2,445        -          2,445
Montclair                     3.000  Jan. 2030    6,840      1,691       2,829       4,520       1,691        -          1,691
Newport Village               3.000  Jan. 2030    4,175      2,973       2,128       5,101       2,973         287       3,260
Nicollet Ridge                3.000  Jan. 2030   12,415      6,075         554       6,629       6,075         475       6,550
Steeplechase Falls           16.000  Jan. 2030    5,300      5,851       1,178       7,029       5,851         267       6,118
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Series I B Bonds                        32,210     19,035       6,770      25,805      19,035       1,029      20,064
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Series I Investment in
  Mortgage Revenue Bonds                       $133,163    $95,116      $3,313     $98,429     $98,801     ($1,265)    $97,536
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------

                                                                  June 30, 1996                       December 31, 1995
Series II                                                ----------------------------------  ----------------------------------
                             Base                Face    Amortized   Unrealized    Fair      Amortized   Unrealized    Fair
Investment in Mortgage     Interest  Maturity   Amount      Cost     Gain (Loss)   Value        Cost     Gain (Loss)   Value
Revenue Bonds (Note 2)       Rate      Date     (000's)   (000's)     (000's)     (000's)     (000's)     (000's)     (000's)
- ------------------------- ---------- --------- --------- ----------  ----------  ----------  ----------  ----------  ----------
Series II Original Bonds:
Riverset                      7.875  Nov. 1999  $12,525    $12,525       ($273)    $12,252     $12,525     ($1,477)    $11,048
Southfork Village             7.875  Jan. 2009   10,375     10,375       1,496      11,871      10,375         492      10,867
Emerald Hills                 7.750  Apr. 2008    6,725      6,725         102       6,827       6,725         626       7,351
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Series II Original Bonds                29,625     29,625       1,325      30,950      29,625        (359)     29,266
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Series II B Bonds:
Gilman Meadows                3.000  Jan. 2030    2,875      2,530         549       3,079       2,530         176       2,706
Hamilton Chase                3.000  Jan. 2030    6,250      4,140         344       4,484       4,140        -          4,140
Mallard Cove I                3.000  Jan. 2030    1,670        798        -            798         942          80       1,022
Mallard Cove II               3.000  Jan. 2030    3,750      2,429        -          2,429       2,590         284       2,874
Meadows                      16.000  Jan. 2030    3,635      3,716       1,215       4,931       3,716         103       3,819
Whispering Lake               3.000  Jan. 2030    8,500      4,779         332       5,111       4,779        -          4,779
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Series II B Bonds                       26,680     18,392       2,440      20,832      18,697         643      19,340
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Series II Investment in
  Mortgage Revenue Bonds                         56,305     48,017       3,765      51,782      48,322         284      48,606
                                               --------- ----------  ----------  ----------  ----------  ----------  ----------
Total Investment in Mortgage
  Revenue Bonds                                $189,468   $143,133      $7,078    $150,211    $147,123       ($981)   $146,142
                                               ========= ==========  ==========  ==========  ==========  ==========  ==========

        Under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities," ("FAS 115"), investments in mortgage revenue bonds are recorded at fair value. In the absence of readily ascertainable market values, such fair values are estimated by the Managing General Partner.
For the quarter ended June 30, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds available for sale increased partners' capital by approximately $4.1 million ($.9 million Series I and $3.2 million in Series II).

        Indicated impairments must be considered as other-than-temporary when it becomes probable that all amounts due under a bond will not be collected in accordance with the bond's contractual terms. During the second quarter of 1996, the Partnership recorded other-than-temporary impairments totaling $3,990,000 ($3,685,000 in Series I and $305,000 in Series II) on five bonds, more specifically: Creekside ($1,239,000), Lakeview ($1,315,000), Willowgreen ($1,131,000), Mallard I ($143,000)
and Mallard II ($162,000). The Managing General Partner will continue to use its best efforts in estimating the fair value of the Partnership's mortgage revenue bonds. As a result of the other-than-temporary impairments and the net adjustment to unrealized gains and losses, the unrealized gain on mortgage revenues available for sale increased by approximately $8.1 million.

        In conjunction with a review of the Partnership's financial statements by the SEC Staff in 1995, the Partnership agreed that it would account for all of its mortgage revenue bonds as debt securities under the provisions of FAS 115 effective January 1, 1994, and restated its 1994 and 1995 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available for sale debt securities and carried at fair value. The effect of adopting this accounting change was to increase previously reported net income by approximately $1.7 million for the six months ended June 30, 1995.

NOTE 4 - INVESTMENT IN PARITY WORKING CAPITAL LOANS

        As of June 30, 1996, the Partnership held 11 parity working capital loans, eight for Series I and three for Series II, all relating to the 12 remaining original mortgage revenue bonds. The terms of the loans are identical to the mortgage revenue bonds to which they relate. A complete description is included in Note 5 to the December 31, 1995 financial statements included in the Form 10-K.

NOTE 5 - INVESTMENT IN MLP II

  As previously discussed, on February 14, 1995, the Partnership consummated the Financing which raised proceeds through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage
Revenue Bond Receipts. A complete description of the Financing is included in Note 3 to the December 31, 1995 financial statements included in the Form 10-K.

  The proceeds from the sale of the Receipts in Series A Bonds, which were allocated between Series I (60.1%) and Series II (39.9%) in accordance with the relative fair values of the eleven refunded bonds as reflected in proceeds of the Receipts, were invested in MLP III. MLP III invested the net proceeds from the sale of the Receipts in Series A Bonds, approximately $61 million (net of $6.7 million in proceeds used to finance transaction costs and additional Partnership reserves), in MLP II. MLP II, in turn, loaned the operating partnerships whose properties collateralize the eleven refunded bonds included in the Financing approximately $4.2 million to purchase an interest rate cap. The balance of the net proceeds, approximately $56.8 million, is available for MLP II, on behalf of its partners, and therefore, the Partnership, to make additional mortgage revenue bond investments.

  On January 19, 1996, the Partnership, through MLP II, made its first acquisition of an additional mortgage revenue bond when $7,238,000 of the net Financing proceeds was invested in a bond collateralized by Riverset II, a multi-family property located in Memphis, Tennessee. The remaining net proceeds were invested in various short-term investments. As discussed in
Note 2, MLP II and MLP III were dissolved and the net proceeds and the Riverset II Bond were returned to the Partnership.

NOTE 6 - RELATED PARTY TRANSACTIONS

  The Managing General Partner and its affiliates are entitled to reimbursement for all costs and expenses paid by them on behalf of the Partnership for administrative services necessary for the prudent operation of the Partnership. The Partnership does not employ any personnel. All staff required by the Partnership are employees of the Managing General Partner or its affiliates which receive direct reimbursement from the Partnership for all costs related to such personnel including payroll taxes, workers' compensation and health insurance and other fringe benefits, as summarized in the table below. Amounts so charged to the Partnership attributed to Series I and Series II represent actual amounts expended or allocations based on time spent, usage, original net offering proceeds or other reasonable measures.

                                           For the Three        For the Three         For the Six        For the Six
                                            Months Ended         Months Ended         Months Ended       Months Ended
(Unaudited)                                June 30, 1996        June 30, 1995        June 30, 1996      June 30, 1995
                                         ------------------   ------------------   ------------------ ------------------
                                                                                (in 000's)
Charged to Series I:
  Salaries of noncontrolling persons &
     related expenses                                 $130                 $106                 $238               $195
  Other administrative expenses                         25                   17                   49                 34
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                          $155                 $123                 $287               $229
                                         ==================   ==================   ================== ==================
Charged to Series II
  Salaries of noncontrolling persons &
     related expenses                                  $63                  $51                 $114                $94
  Other administrative expenses                         12                    8                   24                 16
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                           $75                  $59                 $138               $110
                                         ==================   ==================   ================== ==================

Total:
  Salaries of noncontrolling persons &
     related expenses                                 $193                 $157                 $352               $289
  Other administrative expenses                         37                   25                   73                 50
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                          $230                 $182                 $425               $339
                                         ==================   ==================   ================== ==================



  Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the Managing General Partner and its affiliates related to such administrative and operating costs. At June 30, 1996 and December 31, 1995, the amounts due approximated $3,000 and $9,000, respectively.

  As previously detailed in the Partnership's Prospectus, affiliates of the Managing General Partner receive fees for mortgage servicing from the borrowing partnerships owning the mortgaged properties. The fees paid by all borrowing partnerships to affiliates of the Managing General Partner approximated $989,000 for the six months ended June 30, 1996 and 1995.

  The General Partners are entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. For the six months ended June 30, 1996 the Partnership
declared a cash distribution of $75,000 to the General Partners.   This
amount represents the General Partners' portion of the $7,972,000 ($5,297,000 for Series I and $2,675,000 for Series II) semi-annual distributions paid on July 31, 1996.

  The operating expenses for several properties include property management fees paid to affiliates of the Managing General Partner. During the six months ended June 30, 1996 and 1995, these fees approximated $521,000 and $452,000, respectively, for 11 properties.

  177061 Canada Ltd. (formerly  Shelter Corporation of Canada
Limited), a general partner of the Associate General Partner, is contractually obligated under guarantees to the nonaffiliated borrowers of North
Pointe and Whispering Lake to fund operating deficits. The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of June 30, 1996, approximated $123,000 and $169,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $59,000 and $83,000 were received on the North Pointe obligation and the Whispering Lake obligation, respectively, during the first six months of 1996 and 1995.

NOTE 7 - LITIGATION

  As previously discussed in the Partnership's Form 10-K, on July 24,
1995, a class action and derivative action complaint was filed in the District of Columbia Superior Court, Civil Division, Washington, D.C. The complaint names as defendants the Managing General Partner, the Associate General Partner and 177061 Canada Ltd. (formerly known as
Shelter Corporation of Canada Limited) (the "Defendants").

  On September 22, 1995, Defendants removed the action to the United
States District Court for the District of Columbia. In November 1995, the parties agreed to a settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction, as set forth in a stipulation of settlement filed with the court. The settlement is conditioned on, among other things, the consummation of the Transaction. On March 13, 1996, the court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed had not yet occurred and, for reasons of case administration, the court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.

  On May 1, 1996, counsel for the plaintiffs made application to the court to reinstate the action. On June 12, 1996, the parties executed an amended stipulation, which is filed with the court, setting forth the terms and conditions of the settlement. On June 20, 1996 the court preliminarily approved the settlement. BAC Holders have been sent a Notice of Class and Derivative Action Determination, Settlement and Hearing on the
Proposed Settlement (the "Notice"), which explains the settlement and the rights of the BAC Holders in connection therewith. The settlement is subject to the approval of the court and other terms and conditions, as set forth in the Notice. The court has scheduled a settlement and fairness hearing on August 29, 1996 to determine, among other things, whether the settlement is fair, reasonable and adequate, and should be approved.

  In the opinion of the General Partners, after consultation with counsel, this settlement is not expected to have a material adverse effect on the consolidated financial statements and results of operations of the Partnership.

NOTE 8 - SUPPLEMENTAL INFORMATION FOR SERIES I AND SERIES II

  As discussed in Note 1 to the December 31, 1995 financial statements included in the Form 10-K, the Series I and Series II BAC Holders are effectively limited partners in the Partnership, even though they have invested in two separate pools of investments. The Managing General Partner maintains records for each such pool of investments for each Series of BAC Holders. Information for each of Series I and Series II for the three and six months ended June 30, 1996 and 1995, and as of June 30, 1996 and December 31, 1995 is set forth below.

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
BALANCE SHEETS
IN THOUSANDS, EXCEPT BAC DATA

                                                        Series I                     Series II
                                                        June 30,       Series I       June 30,      Series II
                                                          1996       December 31,       1996       December 31,
                                                      (Unaudited)        1995       (Unaudited)        1995
                                                      ------------   ------------   ------------   ------------
ASSETS

Cash and cash equivalents                                  $5,859         $6,169         $3,949         $3,641
Interest receivable                                           235            235            219            199
Investment in mortgage revenue bonds                       98,429         97,536         51,782         48,606
Investment in parity working capital loans, net
  of valuation allowances                                   1,985          2,075            815            815
Investment in MLP II                                       38,709         38,966         26,041         26,333
Other assets                                                  188            160             89             80
                                                      ------------   ------------   ------------   ------------
     TOTAL ASSETS                                        $145,405       $145,141        $82,895        $79,674
                                                      ============   ============   ============   ============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                        $768           $365           $368           $179
Distributions payable                                       5,307          5,301          2,681          2,676
Due to affiliates                                               2              5              1              4
                                                      ------------   ------------   ------------   ------------
     TOTAL LIABILITIES                                      6,077          5,671          3,050          2,859
                                                      ------------   ------------   ------------   ------------

Minority Interest                                               1              2              1              1
                                                      ------------   ------------   ------------   ------------
Partners' Capital
   Unrealized gain (loss) on mortgage revenue bonds
      available for sale, net                               3,313         (1,265)         3,765            284
   General partners                                          (419)          (378)          (105)           (99)
   Limited partners (beneficial assignee certificates-
     issued and outstanding 200,000 certificates for
     Series I and 96,256 certificates for Series II)      136,433        141,111         76,184         76,629
                                                      ------------   ------------   ------------   ------------
     TOTAL PARTNERS' CAPITAL                              139,327        139,468         79,844         76,814
                                                      ------------   ------------   ------------   ------------
     COMMITMENTS AND CONTINGENCIES

     TOTAL LIABILITIES AND PARTNERS' CAPITAL             $145,405       $145,141        $82,895        $79,674
                                                      ============   ============   ============   ============

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME (Unaudited)
SERIES I
IN THOUSANDS, EXCEPT PER BAC DATA

                                                      For the three  For the three  For the six    For the six
                                                      months ended   months ended   months ended   months ended
                                                        June 30,       June 30,       June 30,       June 30,
                                                          1996           1995           1996           1995
                                                      ------------   ------------   ------------   ------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                             $2,261         $1,616         $4,323         $4,770
Net gain on sale of A bond receipts                          -              -              -               641
Interest on short-term investments                             50             67            101            121
Equity in MLP II                                              536            545          1,086            766
                                                      ------------   ------------   ------------   ------------
     TOTAL INCOME                                           2,847          2,228          5,510          6,298
                                                      ------------   ------------   ------------   ------------
EXPENSES

Operating expenses                                            672            533          1,241          1,275
Minority interest                                               3              3              6              5
Other-than-temporary impairments related to investment in
   mortgage revenue bonds                                   3,685           -             3,685           -
                                                      ------------   ------------   ------------   ------------
     TOTAL EXPENSES                                         4,360            536          4,932          1,280
                                                      ------------   ------------   ------------   ------------
NET INCOME (LOSS)                                         ($1,513)        $1,692           $578         $5,018
                                                      ============   ============   ============   ============
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS              ($15)           $17             $6            $50
                                                      ============   ============   ============   ============
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS           ($1,498)        $1,675           $572         $4,968
                                                      ============   ============   ============   ============
NET INCOME (LOSS) PER BAC                                  ($7.49)         $8.38          $2.86         $24.84
                                                      ============   ============   ============   ============

SCA TAX EXEMPT FUND LIMITED PARTNERSHIP
STATEMENTS OF INCOME (Unaudited)
SERIES II
IN THOUSANDS, EXCEPT PER BAC DATA

                                                      For the three  For the three  For the six    For the six
                                                      months ended   months ended   months ended   months ended
                                                        June 30,       June 30,       June 30,       June 30,
                                                          1996           1995           1996           1995
                                                      ------------   ------------   ------------   ------------
INCOME

Interest on mortgage revenue bonds and
  parity working capital loans                             $1,256           $856         $2,310         $2,347
Net loss on sale of A bond receipts                          -              -              -               (18)
Interest on short-term investments                             30             48             53             76
Equity in MLP II                                              393            424            722            563
                                                      ------------   ------------   ------------   ------------
     TOTAL INCOME                                           1,679          1,328          3,085          2,968
                                                      ------------   ------------   ------------   ------------
EXPENSES

Operating expenses                                            279            257            552            878
Minority interest                                               2              2              4              3
Other-than-temporary impairments related to investment in
   mortgage revenue bonds                                     305           -               305           -
                                                      ------------   ------------   ------------   ------------
     TOTAL EXPENSES                                           586            259            861            881
                                                      ------------   ------------   ------------   ------------
NET INCOME                                                 $1,093         $1,069         $2,224         $2,087
                                                      ============   ============   ============   ============
NET INCOME ALLOCATED TO GENERAL PARTNERS                      $11            $11            $22            $21
                                                      ============   ============   ============   ============
NET INCOME ALLOCATED TO LIMITED PARTNERS                   $1,082         $1,058         $2,202         $2,066
                                                      ============   ============   ============   ============
NET INCOME PER BAC                                         $11.24         $10.99         $22.87         $21.46
                                                      ============   ============   ============   ============



Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Event- New Investment Structure

  On June 18, 1996, beneficial assignee certificate ("BAC") Holders were asked to vote on a proposed transaction (the "Transaction") involving the Partnership, SCA Realty I, Inc., the managing general partner of the Partnership (the "Managing General Partner"), and SCA Associates 86
Limited Partnership, the associate general partner of the Partnership (the
"Associate General Partner," and together with the Managing General
Partner, the "General Partners") and their affiliates, and the Registrant, Municipal Mortgage and Equity, L.L.C. (the "Company" or the "LLC"), a newly formed Delaware limited liability company. The Holders of the outstanding Series I BACs and the Holders of the outstanding Series II
BACs, each series voting as a separate class, were asked to approve the Transaction in the form of a merger between the Partnership and the Company. The Holders of each Series I BAC were entitled to elect whether to convert each Series I BAC into 38.10 LLC growth shares
("Growth Shares"), one LLC preferred share ("Preferred Shares") (Series
I) or one LLC preferred capital distribution share ("Preferred CD Shares")
(Series I) and the Holders of each Series II BAC were entitled to elect whether to convert each Series II BAC into 43.95 Growth Shares, one
Series II Preferred Share or one Series II Preferred CD Share; or, to the extend multiple BACs were held, a combination of Growth Shares and either Preferred Shares or Preferred CD Shares. To the extent no election was made, BACs were exchanged for Growth Shares.

  The Preferred Shares allow the BAC Holder to retain an investment comparable to his or her investment in BACs assuming that the Partnership's financing transaction (the "Financing," which occurred in February 1995 and is described in Note 3 to the December 31, 1995 financial statements included in the Partnership's Annual Report on Form
10-K) had not occurred. The Preferred CD Shares allow the BAC Holder to retain an investment substantially equivalent to his or her investment in BACs recognizing that such Financing transaction did occur and that a special capital distribution (the "Special Distribution") would be made to each person receiving this type of share. The Growth Shares allow the BAC
Holder to participate in the risks and rewards of the Company's future plans for growth. BAC Holders who received Growth Shares will have fundamentally changed the nature of their investment, and their rights will be different from their rights as BAC Holders of the Partnership.

  As previously discussed in the Partnership's 1995 Form 10-K, the Partnership consummated the Financing which raised additional proceeds through the offering of $67.7 million in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts, (collectively, the
"Receipts"). The net Financing proceeds of $56.8 million, were invested in a partnership ("MLP") structure to, among other things, enable the BAC
Holders, through the Partnership, to participate in a substantial portion of the investment income generated from the net proceeds on a primarily tax-exempt basis.

  Through June 30, 1996, the MLP structure included MLP III
Investment Limited Partnership, ("MLP III"), a Maryland limited partnership, MLP II Acquisition Limited Partnership ("MLP II"), a
Maryland limited partnership and MLP I LLC ("MLP I"), a Maryland limited liability company. MLP III was owned by the Partnership through a 99% general partner interest and SCA Limited Partner Corporation
("SCALPC"), an affiliate of the Managing General Partner, through a 1%
limited partner interest. MLP II was owned by MLP III through a 98.99% limited partner capital interest (39.996% annual profits and annual distributions interest), SCALPC through a .01% limited partner capital interest (.004% annual profits and annual distributions interest) and MLP
I through a 1% general partner capital interest (60% annual profits and annual distributions interest). MLP I's members comprise the operating partnerships that are the ultimate debtors in the bonds involved in the Financing.

  Effective July 1, 1996, MLP I's general partner profits interest in MLP
II was reduced to one percent (1%) in exchange for the assumption by MLP II of certain MLP I obligations. Accordingly, the profits interest of MLP III increased to 98.996%. Also, effective July 1, 1996, the members of MLP I entered into a Cross-Equity Agreement which effectively cross-collateralizes the B Bond obligations of the operating partnerships' included in the Financing.

  In anticipation of the merger and in order to reduce administrative burden and complexity, effective July 31, 1996, the partners of MLP II elected to dissolve MLP II and to terminate MLP II effective immediately.
Upon dissolution, all of the assets of MLP II were distributed to the partners in accordance with their capital accounts. Also on July 31, 1996, the partners of MLP III elected to dissolve and immediately terminate MLP
III and distribute all the assets of MLP III to the partners in accordance with their capital accounts.

  As a result of the above transactions, at the close of business on July 31, 1996, the Partnership was the owner of substantially all of the net assets of MLP II and MLP III. Accordingly, MLP II will be consolidated in the financial statements of the Partnership rather than accounted for on the equity method. On a proforma basis, these MLP transactions have an insignificant impact on the net assets of the Partnership as of June 30, 1996 and on net income of the Partnership for the eighteen months then ended.
The primary proforma income statement impact would be the following approximate reclassifications (millions):

                                         Year ended             Six months
                                        December 31,           ended June 30,
                                            1995                    1996

Interest on mortgage revenue bonds        ( $2.3)                  ( $1.2)
Equity in income of MLP II                (  3.2)                  (  1.8)
Interest on short-term investments
   and demand notes                          5.5                      3.0

  The consent solicitation period for the Transaction was closed on August 1, 1996; 113,988 Series I BACs (56.99% of all Series I BACs) and
54,117 Series II BACs (56.22% of all Series II BACs) voted to approve the proposed Transaction. Of those BACs which voted in the Transaction, in excess of 88% in each Series voted to approve the Transaction.
Accordingly, effective August 1, 1996, the Partnership merged into the Company. MME I Corporation, the original shareholder of the Company, resigned as sole director of the Company, and Richard O. Berndt (as representative approved by the Dissolution Shareholder under the Company's Operating Agreement) and Mark K. Joseph, president of the
Managing General Partner, became the directors.

  In connection with the merger, the Company ratified the merger and authorized the issuance of up to 200,000 Series I and 96,256 Series II
Preferred Shares, up to 200,000 Series I and 96,256 Series II Preferred CD
Shares and up to 11,770,000 Growth Shares as merger consideration to the Partnership's BAC Holders in exchange for their BAC's. The Company also authorized the issuance of merger consideration in the form of 1,000 shares of a special class of Growth Shares ("Term Growth Shares") to the General
Partners, in exchange for the relinquishment of their general partnership interests in the Partnership.

  Upon the consummation of the Transaction, the General Partners and their affiliates contributed their rights to the acquisition and servicing of mortgages in exchange for 883,033 Growth Shares. The Partnership retained Robert A. Stanger & Co., Inc., an independent third party, to render a fairness opinion that the allocation of Growth Shares and Term
Growth Shares was fair to the Series I and Series II BAC Holders, from a financial point of view. As a result of the contribution of the acquisition and servicing activities by the General Partners and their affiliates, the Company will receive additional tax-exempt income.

  The following table sets forth the historical capitalization of each Series of BACs of the Partnership at June 30, 1996 and the proforma capitalization of the Company as of such date as adjusted to give effect to the share transactions and the Special Distribution assuming they occurred on June 30, 1996.


MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
PROFORMA CAPITALIZATION AND BAC HOLDER DILUTION
(in thousands, except Share and BAC data and per Share and per BAC data)

                                                                      The Partnership
                                                                         Historical        Proforma
                                                                        Consolidated     Consolidated
                                                                       June 30, 1996    June 30, 1996
                                                                      ---------------- ----------------
Other liabilities (including minority interest of $2)                          $9,129           $9,129
Equity:
 Partners' equity:
  Unrealized losses on mortgage revenue bonds
   available for sale                                                           7,078            7,078
  General partners' equity                                                       (524)             N/A
  Series I BAC Holders' equity
  (200,000 outstanding Series I BACs)                                         136,433              N/A
  Series II BAC Holders' equity
  (96,256 outstanding Series II BACs)                                          76,184              N/A
 Shareholders' equity:
  Preferred Shares ("Preferred"):
   Series I:  16,449 shares outstanding as adjusted                               N/A           11,221
   Series II:  7,664 shares outstanding as adjusted                               N/A            6,066
  Preferred Capital Distribution Shares ("Preferred CD")*:
   Series I:   8,967 shares outstanding as adjusted                               N/A            4,584
   Series II:  3,838 shares outstanding as adjusted                               N/A            2,135
  Growth Shares and Term Growth Shares:
   11,141,074 growth shares outstanding as adjusted, of which
   883,033 growth shares and 1,000 term growth shares are owned by the former General Partners and their Affiliates and 1,000
   term growth shares are owned by a Merrill Lynch affiliate                      N/A          185,651
                                                                      ---------------- ----------------
 Total equity*                                                                219,171          216,735
                                                                      ---------------- ----------------
 Total debt and equity*                                                      $228,300         $225,864
                                                                      ================ ================
Equity per share, unadjusted**:
 Series I/Series I Preferred Shares                                            698.57           698.57
 Series II/Series II Preferred Shares                                          830.19           830.19
 Series I Preferred Capital Distribution Shares                                   N/A           527.60
 Series II Preferred Capital Distribution Shares                                  N/A           595.10
Equity per share**:
 Series I and Series II as adjusted/Growth
  Shares and Term Shares                                                                         17.22
                                                                                       ================
BACs to shares conversion:
 Series I and Series II BACs to Preferred Shares                        1 share/BAC
 Series I and Series II BACs to Preferred Capital Distribution Shares   1 share/BAC
 Series I BACs to Growth Shares                                       38.10 share/BAC
 Series II BACs to Growth Shares                                      43.95 share/BAC

  *  Equity has been adjusted for the Special Distribution as follows: Per BAC Amount
                                                                      ----------------
   Series I                                                                    170.91
   Series II                                                                   235.30

**  Equity per share has been adjusted to reflect each shares' pro rata portion of the unrealized gains on mortgage revenue bonds available for sale.



Financial Condition and Liquidity

  As of June 30, 1996, the Partnership's capital was primarily invested in 23 mortgage revenue bonds and related parity working capital loans totaling $192,958,000 of face value. Of these investments, 14 bonds and related parity working capital loans (totaling $135,838,000 of face value) were acquired with Series I proceeds while nine bonds and related parity working capital loans (totaling $57,120,000 of face value) were acquired with Series II proceeds. To the extent that offering proceeds exceeded organizational and offering expenses and initial project investments, the Managing General Partner created Partnership working capital reserves.

  The original Partnership working capital reserves, as a result of supplementing distributions to BAC Holders and providing additional working capital loans to the properties, were exhausted during 1992 and 1994, for Series I and Series II, respectively. As a result of the February
1995 Financing, additional Partnership working capital reserves (of approximately $4.4 million) were established of which $1.5 million
($850,000 in Series I and $600,000 in Series II) were utilized to pay one-time
Financing origination costs in 1995. For Series I and Series II, reserves of approximately $1.1 million and $100,000 were used during 1995 to pay distributions declared in excess of cash generated from operations. For the six months ended June 30, 1996, approximately
$300,000 in reserves were used to pay distributions in Series I.  For Series
II, cash generated from operations exceeded the amount distributed resulting in an increase in the reserves of approximately $300,000. As of June 30, 1996, the Partnership's working capital reserves approximated
$1.8 million (approximately $550,000 in Series I and approximately $1.25 million in Series II).

  Distributions are affected by the Partnership's ability to collect interest from the cash flow of the properties securing the bonds and the ability of the Managing General Partner to control operating expenses. Cash collected by the Partnership does not necessarily reflect property operating results to the extent that debt service can be paid from other sources, including property reserves and guarantees and, for those properties subject to the Financing, investment income and swap income. Similarly, some of the cash generated by property operations may not be available to pay debt service as it may be utilized for Series A Bond principal and interest and related items, capital expenditures, escrows or prepaid expenses.
Distributions are also affected by the investment income generated by the net Financing proceeds as compared to the reduction in revenues caused by the sale of the Receipts in the Series A Bonds.

  On July 31, 1996, the Managing General Partner paid semi-annual distributions of $26.25 and $27.50 per BAC in Series I and Series II, respectively. These amounts represent an annualized primarily tax-exempt distribution rate of 5.25% in Series I and 5.50% in Series II. These distribution rates for Series I and Series II remained unchanged from the previous semi-annual distributions.

  At June 30, 1996, the Partnership's liquid assets approximated $9.8 million. These funds primarily consist of undistributed funds generated from operations during the first six months of 1996 and working capital reserves. In addition, through the subsequent dissolution of the MLP structure discussed above, the Partnership has $47.4 million of net
Financing proceeds (net of the special capital distribution) available for permanent investment in accordance with the Company's investment objectives.


Results of Operations

Revenues

Quarterly Results Analysis

  For the quarter ended June 30, 1996, interest on mortgage revenue bonds and parity working capital loans increased by approximately $1.0 million (approximately $600,000 in Series I and approximately $400,000 in Series II) versus the same period last year. The borrowing partnerships were able to pay additional interest due primarily to three factors: 1) an increase in cash generated by property operations, 2) an increase in the earnings generated from the interest rate swap agreement and 3) the receipt of distributions from MLP I. First, several properties increased their debt service payments for the second quarter of 1996 as compared to the second quarter of 1995; more specifically, North Pointe ($200,000), Barkley
($63,000), Montclair ($60,000) and Nicollet ($57,000), all Series I bonds and Hamilton ($106,000), a Series II bond. Second, earnings generated by the interest rate swap agreement owned by the operating partnerships increased by approximately $93,000 (approximately $56,000 for Series I and approximately $37,000 for Series II) for the second quarter of 1996 as compared to the same period last year. This increase is due to a more favorable interest rate environment as the average PSA Municipal SWAP
Index, on which the interest rate is calculated, averaged 3.60% for the second quarter of 1996 as compared to 4.11% for the second quarter of 1995. Finally, during the second quarter of 1996 the properties were allocated approximately $670,000 (approximately $403,000 for Series I and approximately $267,000 for Series II) in interest income from the proceeds of the Financing as compared to approximately $348,000 (approximately
$209,000 for Series I and approximately $139,000 for Series II) for the same period last year. This difference is due primarily to the timing of maturing investments.

Year to Date Results Analysis

  For the six months ended June 30, 1996, interest on mortgage revenue bonds and parity working capital loans decreased by approximately
$484,000 (approximately $447,000 in Series I and approximately $37,000 in Series II) versus the same period last year. The decrease is primarily due to: a) the change in timing of interest payments on the Series B bonds from in arrears to current, which served to increase the interest revenue for the first six months of 1995 by approximately $710,000 (approximately
$437,000 for Series I and approximately $273,000 for Series II); b) the use of excess funds in property reserves which increased interest revenue for the six months ended June 30, 1995 by approximately $482,000
(approximately $320,000 for Series I and approximately $162,000 for
Series II). These decreases were partially offset by increases in interest paid on mortgage revenue bonds and parity working capital loans for the first six months of 1996 as compared to the same period of 1995, more specifically, North Pointe ($350,000) and Montclair ($77,000), both Series I bonds and
Hamilton ($140,000), Southfork ($80,000), , Meadows ($60,000) and
Whispering Lake ($55,000) all Series II bonds.

  As a result of the Financing transaction consummated in February 1995, the Partnership recorded a net gain on sale of A bond receipts during the first quarter of 1995. Included in this amount is a portion of the net unrealized gain associated with the refunded bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. A complete description of the Financing is included in the Partnership's 1995 Form 10-K.

  For the six months ended June 30, 1996, equity in MLP II increased by approximately $446,000 as compared to the same period last year. The six months ended June 30, 1995 only includes income for the period February
15, 1995 (the date of the Financing transaction) through June 30, 1995.

Expenses

  Partnership operating expenses are either specifically identified by Series or allocated to each Series based on the original net offering proceeds.
Partnership operating expenses decreased by approximately $360,000
(approximately $34,000 for Series I and approximately $326,000 for Series
II) for the first six months of 1996 versus the same period in 1995. This decrease is primarily due to the Financing transaction, which resulted in approximately $1.1 million (approximately $580,000 for Series I and approximately $540,000 for Series II) of expenses for the six months ended
June 30, 1995. This decrease was partially offset by increases during the six months ended June 30, 1996 of: 1) costs associated with the Prospectus/Consent Solicitation ($200,000, approximately $139,000 for
Series I and approximately $61,000 for Series II), 2) accounting fees related to the restatement of prior period financial statements ($170,000, approximately $110,000 for Series I and approximately $60,000 for Series
II), 3) legal fees related to the class action complaint ($120,000, approximately $80,000 for Series I and approximately $40,000 for Series
II), and 4) the increase in the valuation allowance on the investment in parity working capital loans ($90,000, all related to Series I).

Other

  Under the provisions of FAS 115, investments in mortgage revenue bonds are recorded at fair value.  In the absence of readily ascertainable market values, such fair values are estimated by the Managing General
Partner.   For those mortgage revenue bonds where estimated fair value has declined to an amount below amortized cost, the Managing General Partner considers the following in determining whether the indicated decline is other-than temporary. With respect to bonds that are not performing in accordance with their contractual terms established at the time of issuance, the Partnership considers declines in excess of amortized cost, if any, to be other-than-temporary under the provisions of FAS 115.  Indicated impairments of performing bonds are evaluated on an individual basis, but, in the absence of contrary evidence, are generally considered to be temporary.

  For the quarter ended June 30, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds available for sale increased partners' equity by approximately $4.1 million ($.9 million in Series I and $3.2 million in Series II). During the same period, the Partnership recorded other-than-temporary impairments totaling $3,990,000 on five bonds
(Creekside ($1,239,000), Lakeview ($1,315,000), Willowgreen
($1,131,000), all of which are Series I bonds, and Mallard I (143,000) and Mallard II ($162,000), which are Series II bonds).

  The other-than-temporary impairments discussed above do not affect the cash flow generated from property operations, distributions to BAC
Holders, the characterization of the tax-exempt income stream nor the financial obligations under the bonds. The Managing General Partner will continue to evaluate the need for other-than-temporary impairments in the future as circumstances change.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  As previously discussed in the Partnership's Form 10-K, on July 24,
1995, a class action and derivative action complaint was filed in the District of Columbia Superior Court, Civil Division, Washington, D.C. The complaint names as defendants the Managing General Partner, the Associate General Partner and 177061 Canada Ltd. (formerly known as
Shelter Corporation of Canada Limited) (the "Defendants").

  On September 22, 1995, Defendants removed the action to the United
States District Court for the District of Columbia. In November 1995, the parties agreed to a settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction, as set forth in a stipulation of settlement filed with the court. The settlement is conditioned on, among other things, the consummation of the Transaction. On March 13, 1996, the court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed had not yet occurred and, for reasons of case administration, the court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.

  On May 1, 1996, counsel for the plaintiffs made application to the court to reinstate the action. On June 12, 1996, the parties executed an amended stipulation, which is filed with the court, setting forth the terms and conditions of the settlement. On June 20, 1996 the court preliminarily approved the settlement. BAC Holders have been sent a Notice of Class and Derivative Action Determination, Settlement and Hearing on the
Proposed Settlement (the "Notice"), which explains the settlement and the rights of the BAC Holders in connection therewith. The settlement is subject to the approval of the court and other terms and conditions, as set forth in the Notice. The court has scheduled a settlement and fairness hearing on August 29, 1996 to determine, among other things, whether the settlement is fair, reasonable and adequate, and should be approved.

  In the opinion of the General Partners, after consultation with counsel, this settlement is not expected to have a material adverse effect on the consolidated financial statements and results of operations of the Partnership.

Items 2 and 3 are not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

  The Partnership solicited the consents of the BAC Holders to the Transaction by Prospectus/Consent Solicitation dated June 18, 1996. The following results are reported:

  Of those votes cast in Series I, 113,988 (89.23%) voted "Yes" to the merger; 8,456 (6.62%) voted "No" to the merger; and 5,301 (4.15%)
"Abstain(ed)" from voting.  Of those votes cast in Series II, 54,117
(88.25%) voted "Yes" to the merger; 5,025 (8.20%) voted "No" to the merger; and 2,178 (3.55%) "Abstain(ed)" from voting.

  BACs were exchanged for the following shares:

                            Series I       Series II
                            --------       ---------

Growth Shares*               172,588        83,791
Preferred Shares              16,449         7,664
Preferred Capital
  Distribution Shares          8,967         3,838
Term Growth Shares             1,996           963

*Includes BACs which were not voted.

Item 5 - Other Information

  Effective as of 5:01 p.m. Eastern time on August 1, 1996, the Registrant consummated the Transaction. For information relating to the Transaction, see discussion under Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       (2)  Agreement of Merger by and between SCA Tax Exempt
            Fund Limited Partnership, a Delaware limited partnership and Municipal Mortgage and Equity, L.L.C.
            a Delaware limited liability company dated August 1, 1996 incorporated herein by reference to the Registrant's S-4 Registration Statement filed with the
            SEC (Registration No. 33-99088) on May 28, 1996 and declared effective by order dated May 29, 1996.

       (27) Financial Data Schedule

  (b)  Reports on Form 8-K:

       The Registrant filed no reports on Form 8-K for the period covered by this report.

           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By:     Thomas R. Hobbs
    ---------------------
    Thomas R. Hobbs
    Senior Vice President

    Signing on behalf of registrant and as acting chief financial officer.


DATED:  August 14, 1996

