Form 10-Q
period 1996-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1996-11-14
CIK 1003201

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the period ended:  September 30, 1996    Commission file number:  001-11981
                       ------------------                             ---------

        MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Delaware                           52-1449733
-----------------------        ------------------------------------
(State of organization)        (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(410)962-8044
                                                   -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X    No
                                               ---      ---

The Company had 11,117,567 growth shares outstanding as of November 13, 1996, the latest practicable date.

      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II- OTHER INFORMATION

Item

6. Exhibits and Reports on Form 8-K

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
BALANCE SHEETS (Unaudited)
IN THOUSANDS, EXCEPT BAC/SHARE DATA


                                                               September 30,     December 31,
                                                                   1996              1995
                                                              ---------------   ---------------
ASSETS

Cash and cash equivalents                                             $5,776            $9,810
Short-term investments                                                44,769              -
Interest receivable                                                      898               434
Investment in mortgage revenue bonds (Note 3)                        163,305           146,142
Investment in parity working capital loans and demand notes, net of
  valuation allowance of $629 in 1996 and $600 in 1995 (Note 4        10,242             2,890
Investment in MLP II                                                    -               65,299
Other assets                                                             179               240
                                                              ---------------   ---------------
     TOTAL ASSETS                                                   $225,169          $224,815
                                                              ===============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $992              $544
Distributions payable                                                     22             7,977
Due to affiliates (Note 5)                                                 4                 9
                                                              ---------------   ---------------
     TOTAL LIABILITIES                                                 1,018             8,530
                                                              ---------------   ---------------

Minority Interest                                                       -                    3
                                                              ---------------   ---------------
Shareholders' Equity
   Unrealized gain (loss) on mortgage revenue bonds
      available for sale, net                                         11,202              (981)
   General partners                                                     -                 (477)
   Limited partners:
       Series I  (beneficial assignee certificates- issued
        and outstanding 200,000 certificates)                           -              141,111
       Series II (beneficial assignee certificates- issued
        and outstanding 96,256 certificates)                            -               76,629
  Preferred Shares:
      Series I ( 16,330 shares issued and outstanding)                11,476              -
      Series II ( 7,618 shares issued and outstanding)                 6,197              -
  Preferred Capital Distribution Shares:
      Series I (8,909 shares issued and outstanding)                   4,661              -
      Series II (3,809 shares issued and outstanding)                  2,127              -
  Term Growth Shares (2,000 shares issued and outstanding)                64              -
   Growth Shares (11,153,965 shares issued and outstanding
         including shares in treasury)                               188,962              -
                                                              ---------------   ---------------
                                                                     224,689           216,282

Less growth shares held in treasury
  at cost (36,398 shares) (Note6)                                       (538)             -
                                                              ---------------   ---------------
     TOTAL SHAREHOLDERS' EQUITY                                      224,151           216,282
                                                              ---------------   ---------------
     COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)                      -                 -

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $225,169          $224,815
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
STATEMENTS OF INCOME (Unaudited)
IN THOUSANDS, EXCEPT PER SHARE DATA

                                                              For the three     For the three      For the nine      For the nine
                                                               months ended      months ended      months ended      months ended
                                                               September 30,     September 30,     September 30,     September 30,
                                                                   1996              1995              1996              1995
                                                              ---------------   ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds                                    $3,895            $2,670           $10,422            $9,624
Interest on parity working capital loans and
    demand notes                                                         496                45               602               208
Interest on short-term investments                                       368                88               522               285
Net gain on sale of A bond receipts                                     -                 -                 -                  623
Equity in MLP II                                                         333               906             2,141             2,235
Other income                                                              87              -                   87              -
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL INCOME                                                      5,179             3,709            13,774            12,975
                                                              ---------------   ---------------   ---------------   ---------------
EXPENSES

Operating expenses                                                     1,189             1,377             2,982             3,530
Minority interest                                                          3                 5                13                13
Other-than-temporary impairments related to investment in
   mortgage revenue bonds (Note 3)                                      -                 -                3,990              -
                                                              ---------------   ---------------   ---------------   ---------------
     TOTAL EXPENSES                                                    1,192             1,382             6,985             3,543
                                                              ---------------   ---------------   ---------------   ---------------
NET INCOME                                                            $3,987            $2,327            $6,789            $9,432
                                                              ===============   ===============   ===============   ===============
NET INCOME PRIOR TO AUGUST 1, 1996 ALLOCATED TO:
     General Partners                                                     $8               $24               $36               $95
                                                              ===============   ===============   ===============   ===============
     Limited Partners:
           Series I                                                     $493            $1,436            $1,065            $6,404
                                                              ===============   ===============   ===============   ===============
           Series II                                                    $306              $867            $2,508            $2,933
                                                              ===============   ===============   ===============   ===============
NET INCOME SUBSEQUENT TO JULY 31, 1996 ALLOCATED TO:
     Preferred Shares:
           Series I                                                     $166                                $166
                                                              ===============                     ===============
           Series II                                                     $85                                 $85
                                                              ===============                     ===============
     Preferred Capital Distribution Shares:
           Series I                                                      $78                                 $78
                                                              ===============                     ===============
           Series II                                                     $34                                 $34
                                                              ===============                     ===============
     Term Growth Shares                                                  $64                                 $64
                                                              ===============                     ===============
     Growth Shares                                                    $2,753                              $2,753
                                                              ===============                     ===============
NET INCOME PER SHARE/BAC:
     PRIOR TO AUGUST 1, 1996:

     Series I BACs                                                     $2.47             $7.18             $5.33            $32.02
                                                              ===============   ===============   ===============   ===============
     Series II BACs                                                    $3.18             $9.01            $26.05            $30.47
                                                              ===============   ===============   ===============   ===============
     SUBSEQUENT TO JULY 31, 1996:
     Preferred Shares:
         Series I                                                     $10.19                              $10.19
                                                              ===============                     ===============
         Series II                                                    $11.14                              $11.14
                                                              ===============                     ===============
     Preferred Capital Distribution Shares:
         Series I                                                      $8.70                               $8.70
                                                              ===============                     ===============
         Series II                                                     $8.92                               $8.92
                                                              ===============                     ===============
     Growth Shares (11,144,380 weighted average
        shares oustanding)                                             $0.25                               $0.25
                                                              ===============                     ===============

                             The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
STATEMENTS OF CASH FLOWS (Unaudited)
IN THOUSANDS

                                                               For the nine      For the nine
                                                               months ended      months ended
                                                              September 30, 1996September 30, 1995
                                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $6,789            $9,432
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in MLP II net income                                       (2,141)           (2,235)
    Income allocated to minority interest                                 13                13
    Other-than-temporary impairments related to
       investment in mortgage revenue bonds                            3,990              -
    Increase in valuation allowance on
       parity working capital loans                                       29              -
    Net realized gain on sale of A bond receipts                        -               (2,347)
    (Increase) decrease in interest receivable                           (15)              177
    Decrease in other assets                                              61               167
    Increase (decrease) in accounts payable
      and accrued expenses                                               318              (496)
    (Decrease) in due to affiliates                                       (5)              (58)
                                                              ---------------   ---------------
Net cash provided by operating activities                              9,039             4,653
                                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds                                   (1,720)             -
Principal payments on demand notes                                        77              -
Net decrease in short-term investments                                 4,705              -
Investment in MLP II                                                    -              (61,000)
Distributions from MLP II                                              2,992             2,026
Proceeds from sale of A bond receipts                                   -               67,700
                                                              ---------------   ---------------
Net cash provided by investing activities                              6,054             8,726
                                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                              (538)             -
Distributions to partners                                            (18,589)          (15,682)
                                                              ---------------   ---------------
Net cash used in financing activities                                (19,127)          (15,682)
                                                              ---------------   ---------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                         (4,034)           (2,303)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            9,810             7,855
                                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $5,776            $5,552
                                                              ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITIES:
    Net assets received upon dissolution of the MLP structure        $64,448              -
                                                              ===============   ===============

    Contribution of parity working capital
      loans and other assets to MLP II                                  -               $4,647
                                                              ===============   ===============
                    The accompanying notes are an integral part of these financial statements.




MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
FOR THE PERIOD DECEMBER 31, 1995 THROUGH SEPTEMBER 30, 1996
IN THOUSANDS

                                                                                                        Realization of
                                                              Merger of SCA                Change in      other-than-
                                                               Tax Exempt                 market value    temporary
                                                                Fund Into     Purchase    of mortgage    impairment on
                         Balance,              Distributions   Municipal         of      revenue bonds  mortgage revenue  Balance,
                       December 31,    Net          to        Mortgage and    Treasury   available for  bonds available   Sept 30,
                           1995       Income   Shareholders   Equity, L.L.C.   Stock       sale, net     for sale, net      1996
                       ------------ ---------- ------------   ------------- ------------ -------------- --------------- ------------
General partners             ($477)       $36         ($75)           $516           $0             $0              $0           $0

Limited partners:
Series I beneficial
  assignee certificates    141,111      1,065       (5,250)       (136,926)           -              -               -            -
Series II beneficial
  assignee certificates     76,629      2,508       (2,647)        (76,490)           -              -               -            -

Preferred shares:
   Series I                      -        166            -          11,310            -              -               -       11,476
   Series II                     -         85          (52) (1)      6,164            -              -               -        6,197

Preferred capital
  distribution shares:
   Series I                      -         78       (1,582) (1)      6,165            -              -               -        4,661
   Series II                     -         34         (959) (1)      3,052            -              -               -        2,127

Term growth shares               -         64            -               -            -              -               -           64

Growth shares                    -      2,753            -         186,209            -              -               -      188,962

Treasury shares                  -          -            -               -         (538)             -               -         (538)

Unrealized gain(loss) on
  mortgage revenue bonds
  available for sale, net     (981)         -            -               -            -          8,193           3,990       11,202
                       ------------ ---------- ------------   ------------- ------------ -------------- --------------- ------------
Total                     $216,282     $6,789     ($10,565)             $0        ($538)        $8,193          $3,990     $224,151
                       ============ ========== ============   ============= ============ ============== =============== ============

(1) August 15, 1996 distribution paid in accordance with the Company's Prospectus (see Note 2).


                                    The accompanying notes are an integral part of these financial statements.



MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
NOTES TO THE FINANCIAL STATEMENTS  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

  As a result of the merger transaction discussed in Note 2 below, on August 1, 1996, Municipal Mortgage and Equity, L.L.C. (the "Company" or the "LLC") succeeded to the business of the SCA Tax Exempt Fund
Limited Partnership (the "Partnership") and became the Registrant.
Accordingly, the accompanying financial statements represent the financial position of the Partnership at December 31, 1995 and that of the Company at September 30, 1996; results of operations include those of the Partnership through July 31, 1996 and those of the Company from August
1 through September 30, 1996. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 2 to the Financial Statements appearing in the Partnership's 1995 Annual Report on Form 10-K, as amended (the "Form 10-K").

  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995
Form 10-K.

NOTE 2 - THE MERGER

  Beginning on June 18, 1996, beneficial assignee certificate ("BAC")
Holders were asked to vote on a proposed transaction (the "Transaction") involving the Partnership, SCA Realty I, Inc., the managing general partner of the Partnership (the "Managing General Partner"), SCA Associates 86
Limited Partnership, the associate general partner of the Partnership (the
"Associate General Partner," and together with the Managing General
Partner, the "General Partners") and their affiliates, and the Company, a newly formed Delaware limited liability company. The Holders of the outstanding Series I BACs and the Holders of the outstanding Series II
BACs, each series voting as a separate class, were asked to approve the Transaction in the form of a merger between the Partnership and the Company.

  The consent solicitation period for the Transaction was closed on August 1, 1996. Effective August 1, 1996, the Partnership merged into the
Company as a result of the approval of the Transaction by a majority of the outstanding BACs with each series voting as a separate class. Specifically, 113,988 Series I BACs (56.99% of all Series I BACs) and 54,117 Series II
BACs (56.22% of all Series II BACs) voted to approve the proposed
Transaction. Of those BACs which voted in the Transaction, in excess of 88% in each Series voted to approve the Transaction.

  As is outlined below, the Transaction provided BAC Holders with a choice regarding the future of their investment to best match their individual investment objectives. In addition to the preservation of the pass through tax status of the primarily tax exempt income generated by the Company's bonds, the Transaction also provides for self-management through a Board of Directors, whose members will be elected by the shareholders, and the alignment of the financial interests of the former
General Partners with the shareholders of the Company.

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

  The Preferred Shares allow its holders to retain an investment comparable to his or her investment in BACs assuming that the Partnership's financing transaction (the "Financing," which occurred in February 1995 and is described in Note 3 to the Partnership's 1995 Form
10-K) had not occurred. The Preferred CD Shares allow its holders to retain an investment substantially equivalent to his or her investment in BACs recognizing that such Financing transaction did occur and that a special capital distribution (the "Special Distribution") of the net Financing proceeds would be made. On August 15, 1996, the Company paid the Special Distribution of $170.91 and $235.30 per share to the Series I
Preferred CD Shareholders and the Series II Preferred CD Shareholders, respectively. The Growth Shares, which are listed on the American Stock
Exchange and offer the liquidity of a publicly traded security, allow the shareholder to participate in the risks and rewards of the Company's future plans for growth. BAC Holders who received Growth Shares have fundamentally changed the nature of their investment, and their rights are different from their rights as BAC Holders of the Partnership.

  The allocation of income and cash distributions as well as the rights afforded to each class of shares in the Company are outlined in the Company's Prospectus/Consent Solicitation (the "Prospectus") and
Amended and Restated Certificate of Formation and Operating Agreement
(the "Operating Agreement") and are summarized below. Specifically, the Preferred and Preferred CD Shareholders, which retained their respective
BAC Series distinction and voting rights, each have priority claims on the Company's income and assets over the other shares of the Company. While the amount of income and cash distributions allocable to the Preferred
Shareholders will vary in accordance with the terms of their respective class of shares (see below), the Preferred and Preferred CD Shareholders have an equal pro rata claim on the Company's income and assets until their respective claims are fully satisfied. The performance attributable to the respective classes of preferred shares will be tracked in accordance the Company's Operating Agreement.

  Taking into account their respective Series distinction, the Preferred
Shareholders are allocated their proportionate share of income generated by the original 23 bonds and working capital loans (collectively "original bonds") of the Partnership as well as their share of the Company's expenses.
While the performance attributable to the Preferred Shares will take into account the Refunding (as described in Note 3 to the Partnership's 1995
Form 10-K) and any future refundings of the original bonds, the Preferred
Shares will not be allocated any income or expense generated from the Financing, any future financings or the merger.

  Similar to the Preferred Shareholders, the Preferred CD
Shareholders retain their Series distinction and are allocated their proportionate share of income generated by the Refunded original bonds as well as their share of the Company's expenses. However, taking into account the Special Distributions generated by the Financing (and any future financings of the original bonds), the Preferred CD Shareholders are allocated their proportionate share of the annual costs of the Financing (and any future financings). Similar to Preferred Shareholders, the Preferred CD
Shareholders are not allocated any income or expense generated as a result of the merger.

  Growth Shareholders, unlike the holders of Preferred Shares and Preferred CD Shares, did not retain their Series distinction. As the Growth
Shares are subordinate to the claims of the preferred shares, the Growth
Shareholders are essentially entitled to the balance of the Company's income and cash distributions after satisfying the preferred claims. Consequently, the Growth Shareholders will be allocated the balance of the Company's net income and net cash generated from the original bonds, the Financing and any future financings (after taking into consideration the Special
Distributions) and the merger. The value produced from the merger consists of the additional income generated by the mortgage servicing fees that were contributed by affiliates of the Managing General Partner in exchange for 883,033 Growth Shares, discussed below. It should be noted that the Growth Shares are subject to a payout ratio which is initially set at 95% of the total cash generated for the Growth Shareholders.

  Through June 30, 1996, the MLP structure, as previously discussed in the Partnership's 1995 Form 10-K, included MLP III Investment Limited
Partnership, ("MLP III"),  MLP II Acquisition Limited Partnership ("MLP
II"), and MLP I LLC ("MLP I"). MLP III was owned by the Partnership through a 99% general partner interest and SCA Limited Partner
Corporation ("SCALPC"), an affiliate of the Managing General Partner, through a 1% limited partner interest. MLP II was owned by MLP III through a 98.99% limited partner capital interest (39.996% annual profits and annual distributions interest), SCALPC through a .01% limited partner capital interest (.004% annual profits and annual distributions interest) and MLP I through a 1% general partner capital interest (60% annual profits and annual distributions interest). MLP I's members comprise the operating partnerships that are the ultimate debtors in the bonds involved in the Financing.

  Effective July 1, 1996, MLP I's general partner profits interest in
MLP II was reduced to one percent (1%) in exchange for the assumption by MLP II of certain MLP I obligations. Accordingly, the profits interest of MLP III increased to 98.996%. Also, effective July 1, 1996, the members of MLP I entered into a Cross-Equity Agreement which effectively cross-collateralizes the operating partnerships' (included in the Financing) B Bond obligations.

  In anticipation of the merger and in order to reduce administrative burden and complexity, effective July 31, 1996 the partners of MLP II elected to dissolve MLP II and to terminate MLP II effective immediately.
Upon dissolution, all of the assets of MLP II were distributed to its partners in accordance with their capital accounts. Also on July 31, 1996, the partners of MLP III elected to dissolve and immediately terminate MLP
III and distribute all the assets of MLP III to its partners in accordance with their capital accounts. Finally, on July 31, 1996 the members of MLP I elected to dissolve and immediately terminate MLP I and distribute all of the assets of MLP I to its members in accordance with their capital accounts.

  As a result of the above transactions, at the close of business on July
31, 1996, the Partnership was the owner of substantially all of the net assets of MLP II and MLP III. Accordingly, MLP II's assets, liabilities and results of operations are included directly in the financial statements of the Company rather than being accounted for on the equity method as they were in the Partnership's financial statements. On a pro forma basis, these MLP transactions had an insignificant impact on the net assets of the Partnership as of July 31, 1996 and on net income of the Partnership for the nineteen months then ended. The primary pro forma income statement impact would be the following approximate reclassifications (millions):

                                       Year ended           Nine months
                                      December 31,        ended September 30,
                                          1995                  1996
                                      ------------        -------------------

Interest on mortgage revenue bonds        ( $2.3)              ( $1.4)
Equity in income of MLP II                (  3.2)              (  2.1)
Interest on short-term investments
   and demand notes                          5.5                  3.5

  In connection with the merger, the Company authorized the issuance of up to 200,000 Series I and 96,256 Series II Preferred Shares, up to 200,000 Series I and 96,256 Series II Preferred CD Shares and up to
11,770,000 Growth Shares as merger consideration to the Partnership's
BAC Holders in exchange for their BAC's. The Company also authorized the issuance of merger consideration in the form of 1,000 shares of a special class of Growth Shares ("Term Growth Shares") to the General Partners, in exchange for the relinquishment of their general partnership interests in the Partnership, and 1,000 Term Growth Shares to a Merrill Lynch affiliate in exchange for their subordinated BACs. Term Growth Shares are entitled to an aggregate 2% interest in cash distributions from the Company
(subordinated to the rights of the Preferred and Preferred CD Shares, and before distributions to Growth Shareholders).

  Upon the consummation of the Transaction, the General Partners and their affiliates contributed their rights to the acquisition and servicing of mortgages in exchange for 883,033 Growth Shares. The Partnership retained Robert A. Stanger & Co., Inc., an independent third party, to render a fairness opinion that the allocation of Growth Shares and Term
Growth Shares was fair to the Series I and Series II BAC Holders, from a financial point of view. As a result of the contribution of the acquisition and servicing activities by the General Partners and their affiliates, the Company, and more specifically, the Growth Shareholders, will receive additional tax-exempt income.

  The capitalization of the Company in accordance with the terms of the Transaction is reflected in the accompanying financial statements.
Because the interests of a significant majority of the former Series I and Series II BAC Holders have now been merged via their election of Growth
Shares, separate financial statements for Series I and Series II are no longer presented as supplementary information. Results of operations are still maintained by series, however, as required for those former Series I and Series II BAC Holders electing either Preferred Shares or Preferred CD
Shares, and appropriate allocations of net income are reflected in the accompanying financial statements.

NOTE 3 -  INVESTMENT IN MORTGAGE REVENUE BONDS

  The Partnership had invested in various mortgage revenue bonds, the proceeds from which were used to make nonrecourse participating first mortgage loans on multifamily housing developments. The Partnership's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond which had not been refunded were described in Note 4 to the Partnership's 1995 Form 10-K. On February 14,
1995, the Partnership refunded 11 of the original mortgage revenue bonds into 11 Series A Bonds and 11 Series B Bonds. As part of the Financing consummated on February 14, 1995, custody receipts in the Series A Bonds were sold to third party investors. A complete description of the Financing and the bond terms is set forth in Note 3 to the Partnership's 1995 Form 10-K.

  As of September 30, 1996, the Company held 26 mortgage revenue bonds; of these, 12 are the original mortgage revenue bonds, 11 are Series
B Bonds and three bonds are new acquisitions discussed below. Five original bonds and three Series B Bonds are delinquent on their debt service obligations. Descriptions of the various mortgage revenue bonds owned by the Company at September 30, 1996 are as follows:



                                                                 September 30, 1996                  December 31, 1995
                                                          ----------------------------------  ----------------------------------
                              Base                Face    Amortized   Unrealized    Fair      Amortized   Unrealized    Fair
Investment in Mortgage      Interest  Maturity   Amount      Cost     Gain (Loss)   Value        Cost     Gain (Loss)   Value
Revenue Bonds (Note 3)        Rate      Date     (000's)   (000's)     (000's)     (000's)     (000's)     (000's)     (000's)
-------------------------  ---------- --------- --------- ----------  ----------  ----------  ----------  ----------  ----------
Whole Bonds:
Alban Place                    7.875  Oct. 2008  $10,065    $10,065       ($356)     $9,709     $10,065       ($336)     $9,729
Creekside Village              7.500  Nov. 2009   11,760      7,396        -          7,396       8,635        -          8,635
Emerald Hills                  7.750  Apr. 2008    6,725      6,725         473       7,198       6,725         626       7,351
Lakeview Garden                7.750  Aug. 2007    9,003      5,674        -          5,674       6,988        -          6,988
Newport-on-Seven               8.125  Aug. 2008   10,125      7,898         581       8,479       7,898        -          7,898
North Pointe                   7.875  Aug. 2006   25,185     12,738       2,036      14,774      12,739       1,170      13,909
Northridge Park                7.500  June 2012    8,815      8,815      (2,207)      6,608       8,815      (1,625)      7,190
Riverset- Series I             7.875  Nov. 1999    6,475      6,475          48       6,523       6,475        (778)      5,697
Riverset - Series II           7.875  Nov. 1999   12,525     12,525         137      12,662      12,525      (1,477)     11,048
Riverset II             (1)    9.500  Oct. 2019    7,610      6,749         (11)      6,738        -           -           -
Southfork Village              7.875  Jan. 2009   10,375     10,375       1,578      11,953      10,375         492      10,867
Villa Hialeah                  7.875  Oct. 2009   10,250     10,250      (2,214)      8,036      10,250        (725)      9,525
Willowgreen                    8.000  Dec. 2010    9,275      6,770        -          6,770       7,901        -          7,901
                                                --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal Whole Bonds                             138,188    112,455          65     112,520     109,391      (2,653)    106,738
                                                --------- ----------  ----------  ----------  ----------  ----------  ----------
B Bonds:
Barkley Place                 16.000  Jan. 2030    3,480      2,445          81       2,526       2,445        -          2,445
Gilman Meadows          (3)    3.000  Jan. 2030    2,875      2,530         549       3,079       2,530         176       2,706
Hamilton Chase          (3)    3.000  Jan. 2030    6,250      4,140         344       4,484       4,140        -          4,140
Independence Ridge      (2)   12.500  Dec. 2015    1,045      1,045        -          1,045        -           -           -
Locarno                 (2)   12.500  Dec. 2015      675        675        -            675        -           -           -
Mallard Cove I          (3)    3.000  Jan. 2030    1,670        798          74         872         942          80       1,022
Mallard Cove II         (3)    3.000  Jan. 2030    3,750      2,429         179       2,608       2,590         284       2,874
Meadows                       16.000  Jan. 2030    3,635      3,716       1,680       5,396       3,716         103       3,819
Montclair               (3)    3.000  Jan. 2030    6,840      1,691       2,539       4,230       1,691        -          1,691
Newport Village         (3)    3.000  Jan. 2030    4,175      2,973       2,128       5,101       2,973         287       3,260
Nicollet Ridge          (3)    3.000  Jan. 2030   12,415      6,075         554       6,629       6,075         475       6,550
Riverset II             (1)   10.000  Oct. 2019    1,489        500        -            500        -           -           -
Steeplechase Falls            16.000  Jan. 2030    5,300      5,852       1,879       7,731       5,851         267       6,118
Whispering Lake         (3)    3.000  Jan. 2030    8,500      4,779       1,130       5,909       4,779        -          4,779
                                                --------- ----------  ----------  ----------  ----------  ----------  ----------
Subtotal B Bonds                                  62,099     39,648      11,137      50,785      37,732       1,672      39,404
                                                --------- ----------  ----------  ----------  ----------  ----------  ----------
Total Investment in Mortgage
  Revenue Bonds                                 $200,287   $152,103     $11,202    $163,305    $147,123       ($981)   $146,142
                                                ========= ==========  ==========  ==========  ==========  ==========  ==========

(1)  Riverset II Bond was purchased on January 19, 1996.

(2)  Locarno and Independence Ridge Bonds were purchased on August 30, 1996.

(3) These bonds also contain additional interest features contingent on available cash flow. For more detail, see Note 3 to the Partnerships' 1995 Form 10-K.

  On January 19, 1996, the Partnership, through MLP II, acquired a mortgage revenue bond for $7,238,000 collateralized by Riverset II, a multifamily property located in Memphis, Tennessee. On July 31, 1996, the Riverset II bond was distributed to the Company as part of the dissolution of the MLP structure discussed in Note 2 above. On August 30, 1996 the Company purchased two additional mortgage revenues bonds, with both bonds providing a stated interest rate of 12.5% per annum: (1) Series B mortgage revenue bond collateralized by Locarno Apartments, a multifamily property located in Kansas City, Missouri for $675,000 and (2) Series B mortgage revenue bond collateralized by Independence Ridge Apartments, a multifamily property located in Jackson County, Missouri for $1,045,000.

  Under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities," ("FAS 115"), investments in mortgage revenue bonds are classified as available for sale securities and are carried at fair value. In the absence of readily ascertainable market values, such fair values are estimated by the Company. For the quarter ended September 30, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds available for sale increased shareholders' equity by approximately $4.1 million.

  Indicated impairments must be considered as other-than-temporary when it becomes probable that all amounts due under a bond will not be collected in accordance with the bond's contractual terms. For the quarter ended September 30, 1996, there were no other-than-temporary impairments. The Company will continue to use its best efforts in estimating the fair value of its mortgage revenue bonds.

  In conjunction with a review of the Partnership's financial statements by the SEC Staff in 1995, the Partnership agreed that it would account for all of its mortgage revenue bonds as debt securities under the provisions of FAS 115 effective January 1, 1994, and restated its 1994 and 1995 financial statements to reflect this change. Accordingly, effective January 1, 1994, all investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available for sale debt securities and carried at fair value. The effect of adopting this accounting change was to increase previously reported net income by approximately $4.6 million for the nine months ended September 30, 1995.

NOTE 4 - INVESTMENT IN PARITY WORKING CAPITAL LOANS AND DEMAND NOTES

  As of September 30, 1996, the Company held 11 parity working capital loans, all relating to the 12 remaining original mortgage revenue bonds. The terms of the loans are identical to the mortgage revenue bonds to which they relate. A complete description is included in Note 5 to the Partnership's 1995 Form 10-K.

  As discussed in Note 2 above, all of the assets of MLP II and MLP
III were distributed to the Partnership. Accordingly, all of the accrued interest demand notes, working capital demand notes and load loan demand notes (collectively the "Notes") were included in that distribution. A complete description of the Notes is included in Note 3 to the Partnership's 1995 Form 10-K.

NOTE 5 - RELATED PARTY TRANSACTIONS

  The Partnership did not employ any personnel. All staff required by the Partnership were employees of the Managing General Partner or its affiliates which received direct reimbursement from the Partnership for all costs related to such personnel including payroll taxes, workers' compensation and health insurance and other fringe benefits, as summarized in the table below. Amounts so charged to the Partnership prior to August 1, 1996 and attributed to Series I and Series II represent actual amounts expended or allocations based on time spent, usage, original net offering proceeds or other reasonable measures.

  Upon the merger (See Note 2), all employees of the Managing
General Partner and its affiliates who were necessary for the prudent operations of the Partnership became employees of the Company.
Therefore, the salary expenses of those employees are now paid directly by the Company. Certain administrative services, including shared personnel, are still performed by an affiliate which receives direct reimbursement from the Company on a monthly basis. The expense associated with the shared personnel was previously charged to salaries.

                                           For the Three        For the Three         For the Nine       For the Nine
                                            Months Ended         Months Ended         Months Ended       Months Ended
(Unaudited)                              September 30, 1996   September 30, 1995   September 30, 1996 September 30, 1995
                                         ------------------   ------------------   ------------------ ------------------
                                                                                (in 000's)
Charged to Series I prior to August 1, 1996:
  Salaries of noncontrolling persons &
     related expenses                                  $83                 $113                 $321               $307
  Other administrative expenses                          2                   31                   51                 65
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                           $85                 $144                 $372               $372
                                         ==================   ==================   ================== ==================

Charged to Series II prior to August 1, 1996:
  Salaries of noncontrolling persons &
     related expenses                                  $40                  $54                 $154               $148
  Other administrative expenses                          1                   15                   25                 31
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                           $41                  $69                 $179               $179
                                         ==================   ==================   ================== ==================

Charged to Municipal Mortgage and
  Equity, L.L.C. subseqent to July 31, 1996:
  Other administrative expenses                        $21                   $0                  $21                 $0
                                         ==================   ==================   ================== ==================

Total:
  Salaries of noncontrolling persons &
     related expenses                                 $123                 $167                 $475               $455
  Other administrative expenses                         24                   46                   97                 96
                                         ------------------   ------------------   ------------------ ------------------
         Expenses reimbursed                          $147                 $213                 $572               $551
                                         ==================   ==================   ================== ==================



  Included in Due to Affiliates in the accompanying balance sheets are amounts payable to the former Managing General Partner and its affiliates related to such administrative and operating costs. At September 30, 1996 and December 31, 1995, the amounts due approximated $4,000 and $9,000, respectively.

  As previously detailed in the Prospectus, the Associate General Partner received fees for mortgage servicing from the borrowing partnerships owning the mortgaged properties. The fees paid by all borrowing partnerships to the Associate General Partner approximated $1.1 million for the period January 1, 1996 through July 31, 1996 and $1.5 million for the nine months ended September 30, 1995. As discussed in
Note 2, on August 1, 1996 the General Partners and their affiliates contributed to the Company their rights to mortgage servicing fees in exchange for Growth Shares. The Company in return receives the cash flow associated with these fees. For the two months ended September 30, 1996, the cash flow associated with these fees paid to the Company approximated $330,000.

  The General Partners were entitled to an allocation of the Partnership's profits, losses and cash distributions as specified in the Partnership Agreement. For the six months ended June 30, 1996 the Partnership
declared a cash distribution of $75,000 to the General Partners.   This
amount represents the General Partners' portion of the $7,972,000
($5,297,000 for Series I and $2,675,000 for Series II) semi-annual distributions paid on July 31, 1996.

  The operating expenses for several properties include property management fees paid to affiliates of the former General Partners. During the nine months ended September 30, 1996 and 1995, these fees approximated $770,000 and $676,000, respectively, for 11 properties.

  177061 Canada Ltd. (formerly  Shelter Corporation of Canada
Limited), a general partner of the former Associate General Partner of the Partnership, is contractually obligated under guarantees to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits.
The unpaid balances due under the limited operating deficit guarantees, including accrued interest as of September 30, 1996, approximated $97,000 and $133,000 for North Pointe and Whispering Lake, respectively.
Scheduled payments totaling $85,000 and $121,000 were received on the North Pointe obligation and the Whispering Lake obligation, respectively, during the first nine months of 1996 and 1995.


NOTE 6 - SHARE REPURCHASE PROGRAM

  On August 28, 1996, the board of directors approved a share repurchase program, principally because of the possibility of a temporary imbalance in supply and demand for Growth Shares upon start up of their trading, on the board's belief that the repurchase of Growth Shares would be a good investment for the Company and in the best interests of the Company and its shareholders. Under the program, up to 700,000 Growth Shares can be repurchased from time to time over the next six months in the open market and in privately negotiated transactions. In connection with each repurchase by the Company, the Company officers may also participate in the purchase of Growth Shares in a ratio of up to 10 (for the Company) to one (for such officers). As of September 30, 1996, the Company purchased 36,398 shares at an average price of $14.77.

NOTE 7 - NON-EMPLOYEE DIRECTORS' SHARE PLAN

  On July 31, 1996, the Company  approved the Non-Employee
Directors' Share Plan (the "Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. An option to purchase 2,500 Growth Shares will be automatically granted to each director when first elected or appointed and each year thereafter on the date of the annual meeting of shareholders. The exercise price per Growth Share will be equal to 100% of the fair market value on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as a director of the Company for any reason. The Plan provides for up to 50,000 Growth Shares to be issued pursuant to options granted under the plan. Options expiring, for any reason without being exercised in full, will again be available for issuance under the Plan. As of September 30, 1996, options to purchase 12,500 Growth Shares were granted at an exercise price of $14.75.

  The Plan also entitles each director to elect to be paid fees in the form of Growth Shares or deferred growth shares ("Deferred Shares") in lieu of cash payment of such fees. At any date on which fees are payable to a director who elected to receive Growth Shares in lieu of cash payments, the Company will issue a number of Growth Shares having an aggregate fair market value at that date equal to the fees. At any date on which fees are payable to a director who elected to defer fees in the form of Deferred Shares, the Company will credit such director's deferral account with a number of Deferred Shares equal to the number of Growth Shares having an aggregate fair market value at that date equal to the fees that otherwise would have been payable at such date. Whenever dividends are paid or distributions are made, the deferral account of a director who elected to receive Deferred Shares will be credited with dividend equivalents having value equal to the amount of the dividend paid on a single Growth Share multiplied by the number of Deferred Shares credited to his deferral account as of the record date for such dividend. Such dividend equivalents shall be credited to the deferral account as a number of Deferred Shares determined by dividing the aggregate value of such dividend equivalents by the fair market value of a Growth Share at the payment date of the dividend.

NOTE 8 - LITIGATION

  As previously discussed in the Partnership's 1995 Form 10-K, on July
24, 1995, a class action and derivative action complaint was filed in the District of Columbia Superior Court, Civil Division, Washington, D.C. The complaint names as defendants the Managing General Partner, the Associate General Partner and 177061 Canada Ltd. (formerly known as Shelter Corporation of Canada Limited) (the "Defendants").

  On September 22, 1995, Defendants removed the action to the United
States District Court for the District of Columbia. In November 1995, the parties agreed to a settlement of the action in consideration of certain modifications to the terms of and disclosure with respect to the Transaction, as set forth in a stipulation of settlement filed with the court. The settlement was conditioned on, among other things, the consummation of the Transaction. On March 13, 1996, the court held a status conference in the action. At that time, all conditions necessary for the settlement to proceed had not yet occurred and, for reasons of case administration, the court dismissed the action without prejudice and with leave to the parties to reinstate the action on or before May 1, 1996 in order to proceed with the settlement or the litigation.

  On May 1, 1996, counsel for the plaintiffs made application to the court to reinstate the action. On June 12, 1996, the parties executed an amended stipulation, which is filed with the court, setting forth the terms and conditions of the settlement. On June 20, 1996 the court preliminarily approved the settlement. BAC Holders were sent a Notice of Class and Derivative Action Determination, Settlement and Hearing on the Proposed Settlement (the "Notice"), which explains the settlement and the rights of the BAC Holders in connection therewith. The settlement is subject to the approval of the court and other terms and conditions, as set forth in the Notice. The court held a settlement and fairness hearing on August 29, 1996 to determine, among other things, whether the settlement is fair, reasonable and adequate, and should be approved. As of October 29, 1996, the court has not rendered its decision regarding final approval of the settlement.

  In the opinion of management, after consultation with counsel, the ultimate outcome of this litigation is not expected to have a material adverse effect on the consolidated financial statements and results of operations of the Company.

NOTE 9 - SUBSEQUENT EVENT

  On October 15, 1996, the Company acquired a $4.1 million subordinate interest in two additional mortgage revenue bonds collateralized by the South Pointe and Hunters Ridge multifamily apartments located in St. Louis County, Missouri. The Company will recognize a yield on the South Pointe and Hunters Chase bonds of approximately 8.50%.

  On November 12, 1996, the Company committed to purchase a $33,900,000 mortgage revenue bond to be issued by the Dekalb County
Housing Authority (the "Authority") for the 722 unit multifamily apartment project known as the Village of Stone Mountain located in suburban
Atlanta, Georgia. This commitment, which is subject to the approval of the independent members of the Company's board of directors, will result in the Company's acquisition of the bond once the Authority has issued the bond. During the interim period prior to the acquisition of the bond, which is anticipated to last until early 1998 when the conditions for issuing the bonds are expected to be met, the Company will guarantee a bridge financing to be provided by NationsBank for an origination fee of 1.0% of the loan amount and an annual fee of 1.0%. Interest payable on the bonds will be 8.75%. Additionally, contingent interest up to 7.25% will be payable out of 50% of project cash flow in excess of 8.75%, if any.

  The borrower under this bond financing will be the Shelter Foundation (the "Foundation"), a public non-profit foundation. The Foundation provides housing and related services to families of low and moderate income. The Foundation owns interests in seven apartment communities totaling over 1,300 units. Approximately 20% of the units at the Village of Stone Mountain will be occupied by low and moderate income people.

  Mark K. Joseph, the Chairman  and  Chief Executive Officer of the
Company, sits on the board of directors of the Shelter Foundation. Other members of the Foundation's board of directors include: Robert C. Embry, Jr., former HUD Assistant Secretary for Community Planning and
Development and now President of the Abell Foundation; Walter
Sondheim, a senior advisor to the Greater Baltimore Committee who recently chaired the Maryland Commission of Higher Education and who serves on the Maryland Board of Education; Leonard Sachs, Chairman of Maryland Office Interiors and Vice Chairman of Maryland Economic Development Corportation; Shale Stiller, a partner in the law firm of Piper and Marbury who has served as a Trustee of the Weinberg Foundation and the Johns Hopkins University.

  Mr. Joseph owns a minority interest in Shelter Development, LLC and Shelter Properties, LLC. Shelter Development, LLC will serve as the Foundation's consultant for a closing fee of 1.0% of the loan amount. Shelter Properties, LLC will property manage the apartment project for a fee anticipated to be 3.0% of annual gross property receipts. These fees were compared to similar transactions in the marketplace and determined by management to be at or below market rates.


Item 2-  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Financial Condition and Liquidity

  As of September 30, 1996, the Company's capital was primarily invested in 26 mortgage revenue bonds and related parity working capital loans with a carrying value of $166,167,000. Of these investments, 23 bonds and related parity working capital loans (collectively "original bonds") having a carrying value of $157,209,000, were acquired with the original offering proceeds of the SCA Tax Exempt Fund Limited Partnership (the "Partnership") and three bonds ("new bonds"), having a carrying value of $8,958,000, were purchased from proceeds raised in the Financing.

  Distributions to all shareholders are affected by the Company's ability to collect interest from the cash flow of the properties securing the bonds and the ability of the Company to control operating expenses. Cash collected by the Company does not necessarily reflect property operating results to the extent that debt service can be paid from other sources, including property reserves and guarantees. Similarly, some of the cash generated by property operations may not be available to pay debt service as it may be utilized for capital expenditures, escrows or prepaid expenses. Additionally, Growth and Preferred CD Shareholders are subject to the terms of the Financing. Thus, a portion of the cash generated from property operations will be utilized to pay Series A Bond interest and principal (amortization begins in the Year 2001) and related costs. Distributions to Growth Shareholders are also affected by the investment income generated by the net Financing proceeds.

  On July 31, 1996, the Partnership  paid its semi-annual distribution to the Partnership's BAC Holders of $26.25 and $27.50 per BAC in Series I
and Series II, respectively.  This distribution represented the cash generated
from operations for the six months ended June 30, 1996.   The distribution
for the one month ended July 31, 1996 will be included in the semi-annual distribution to shareholders on February 15, 1997.

   On August 15, 1996, the Company made a one-time distribution to Preferred CD Shareholders in the amount of $177.59 per share in Series I and $252.03 per share in Series II. These amounts consisted of: (1) a return of capital representing each shareholder's allocable share of the net proceeds from the Financing and (2) a reimbursement for each shareholder's pro-rata share of the Transaction expenses incurred and paid for by the Partnership. In addition, on August 15, 1996, the Company made a one-time distribution to Series II Preferred Shareholders of $6.84 per share, in accordance with the Prospectus, representing a reimbursement for each Preferred Shareholder's pro-rata share of the Financing and Transaction expenses incurred, net of working capital reserves (established from the net Financing proceeds) used to supplement distributions, and paid for by the Partnership from operating cash flow. For Series I, however, these expenses were approximately equal to the working capital reserves established from the net Financing proceeds used to supplement distributions, and therefore, resulted in no one-time distribution.

  Working capital reserves are created at the discretion of management. These working capital reserves are available to make additional working capital loans to borrowers, to pay unanticipated and unusual costs of operating the Company and to reduce fluctuations in cash distributions to shareholders.

  After payment of the one-time distributions to the Preferred and Preferred CD Shareholders discussed above, all cash allocable to these shareholders through June 30, 1996 has been paid. Therefore, as of September 30, 1996, no working capital reserves exist for the Preferred or
Preferred CD Shareholders.   For Growth Shares, all previously established
working capital reserves are now available to make permanent investments in accordance with the Company's investment objectives.

  At September 30, 1996, the Company's cash and cash equivalents approximated $5.8 million. These funds primarily consist of undistributed funds generated from operations during the quarter ended September 30, 1996. In addition, through the subsequent dissolution of the MLP structure discussed in Note 2 to the financial statements included herein, the Company has $44.8 million of net Financing proceeds available for permanent investment in accordance with the Company's investment objectives. On October 15, 1996, the Company acquired a $4.1 million subordinate interest in two additional mortgage revenue bonds collateralized by the South Pointe and Hunters Ridge multifamily apartments located in St. Louis County, Missouri. The Company will recognize a yield on the South Pointe and Hunters Ridge bonds of approximately 8.50%.

  On November 12, 1996, the Company committed to purchase a $33,900,000 mortgage revenue bond to be issued by the Dekalb County Housing Authority (the "Authority") for the 722 unit multifamily apartment project known as the Village of Stone Mountain located in suburban Atlanta, Georgia. This commitment, which is subject to the approval of the independent members of the Company's board of directors, will result in the Company's acquisition of the bond once the Authority has issued the bond. During the interim period prior to the acquisition of the bond, which is anticipated to last until early 1998 when the conditions for issuing the bonds are expected to be met, the Company will guarantee a bridge financing to be provided by Nationsbank for an origination fee of 1.0% of the loan amount and an annual fee of 1.0%. Interest payable on the bonds will be 8.75%. Additionally, contingent interest up to 7.25% will be payable out of 50% of project cash flow in excess of 8.75%, if any.

  The borrower under this bond financing will be the Shelter Foundation (the "Foundation"), a public non-profit foundation. The Foundation provides housing and related services to families of low and moderate income. The Foundation owns interests in seven apartment communities totaling over 1,300 units. Approximately 20% of the units at the Village of Stone Mountain will be occupied by low and moderate income people. Mark K. Joseph, the Chairman and Chief Executive Officer of the Company, sits on the board of directors of the Shelter Foundation.

  Mr. Joseph owns a minority interest in Shelter Development, LLC Shelter Properties, LLC. Shelter Development, LLC will serve as the Foundation's consultant for a closing fee of 1.0% of the loan amount. Shelter Properties, LLC will property manage the apartment project for a fee anticipated to be 3.0% of annual gross property receipts. These fees were compared to similar transactions in the marketplace and determined by management to be at or below market rates.

Results of Operations

Revenues

Quarterly Results Analysis

  For the quarter ended September 30, 1996, interest on mortgage revenue bonds increased by approximately $1.2 million versus the same period last year. The borrowing partnerships were able to pay additional interest primarily due to: 1) an increase in cash generated by property operations, 2) an increase in cash available to pay debt service due to a decrease in interest and principal due on demand notes, and 3) an increase in cash available to pay debt service as a result of the former General Partners' contribution to the Company of their rights to receive mortgage servicing fees from the borrowing partnerships. First, debt service payments for the third quarter of 1996 as compared to the third quarter of 1995 from properties operations increased by approximately $760,000;
more specifically, North Pointe ($59,000), Montclair ($61,000), Newport Village ($62,000), Nicollet ($103,000), Steeplechase ($64,000) and
Hamilton ($93,000). Second, the interest and principal due on demand notes was less in the third quarter of 1996 versus the same period last year by approximately $280,000 all of which was used to pay interest on Series
B bonds. Lastly, as a result of the affiliates' contribution of mortgage servicing fees, interest income increased by approximately $246,000 for the three months ended September 30, 1996 versus the same period last year.

  The dissolution of the MLP structure effective July 31, 1996, caused a re-characterization of income. Income that was previously recorded as equity in MLP II is now recorded as interest on short-term investments, interest on demand notes or interest on mortgage revenue bonds. As a result of this change, equity from MLP II decreased in the third quarter of 1996 versus the same period last year while interest on short-term investments, demand notes and mortgage revenue bonds increased accordingly.

Year to Date Results Analysis

  For the nine months ended September 30, 1996, interest on mortgage revenue bonds  increased by approximately $798,000 versus the same period last year. The increase is primarily due to : 1) an increase in distributions from MLP I of approximately $746,000 primarily due to the timing of maturing investments; 2) an increase in the earnings generated by the interest rate swap agreements owned by the operating partnerships of approximately $453,000 due to an additional two months of swap income in 1996 and a more favorable interest rate environment as the average PSA Municipal Swap Index, on which the interest is calculated, averaged 3.40% for the first nine months of 1996 versus 3.89% for the period February 14, 1995 through September 30, 1995; 3) an increase in interest paid from property operations at North Pointe ($400,000); and 4) an increase of approximately $246,000 as a result of the affiliates' contribution of mortgage servicing fees. These increases were partially offset by: 1) the change in timing of interest payments on the Series B bonds from in arrears to current, which served to increase the interest revenue for the first nine months of 1995 by approximately $710,000 and 2) the use of excess funds in property reserves which increased interest revenue for the nine months ended September 30, 1995 by approximately $482,000.

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

  For the nine months ended September 30, 1996, equity in MLP II decreased by approximately $94,000 as compared to the same period last year. The nine months ended September 30, 1995 includes income for the period February 15, 1995 (the date of the Financing transaction) through September 30, 1995 while the nine months ended September 30, 1996 only includes income for the period January 1, 1996 through July 31, 1996, the date the MLP II structure was collapsed. The collapse of the MLP structure caused a re-characterization of income whereby income previously recorded as equity in MLP II is now recorded as interest on short-term investments, interest on demand notes or interest on mortgage revenue bonds. As a result of this change, equity from MLP II decreased for the nine months ended September 30, 1996 versus the same period last year which served to increase interest on short-term investments, demand notes and mortgage revenue bonds.

Expenses

  For the three months ended September 30, 1996, Company operating expenses decreased by approximately $188,000 versus the same period in 1995. The decrease is primarily due to a decrease in expenses related to the Transaction of approximately $600,000. This decrease is partially offset by an increase in accounting fees related to the annual audit ($110,000), an increase in legal and settlement fees related to the class action complaint ($160,000), and an increase in costs related to the merger ($230,000), including additional expenses for investor servicing, printing and salaries and benefits for employees of the former General Partner.

  The Company's operating expenses decreased by approximately
$548,000 for the first nine months of 1996 versus the same period in 1995. For the nine months ended September 30, 1995, the Company incurred approximately $1.1 million associated with the Financing transaction. Additionally, expenses related to the Prospectus were approximately
$390,000 higher for the first nine months of 1995 versus 1996. These decreases were partially offset by increases during the nine months ended September 30, 1996 due to: 1) accounting fees related to the restatement of prior period financial statements ($170,000); 2) legal and settlement fees related to the class action complaint ($280,000); 3) directors and officers insurance ($105,000) which includes nine months of premiums for 1996 versus five months for 1995; 4) costs related to the merger ($310,000), including additional expenses for investor servicing, printing and salaries and benefits for employees of the former General Partners; and 5) accounting fees related to the annual audit ($110,000).

Other

  Under the provisions of FAS 115, investments in mortgage revenue bonds are classified as available for sale securities and are recorded at fair value. In the absence of readily ascertainable market values, such fair
values are estimated by the Managing General Partner.   For those
mortgage revenue bonds where estimated fair value has declined to an amount below amortized cost, the Managing General Partner considers the following in determining whether the indicated decline is other-than temporary. With respect to bonds that are not performing in accordance with their contractual terms established at the time of issuance, the Partnership considers declines in excess of amortized cost, if any, to be other-than-temporary under the provisions of FAS 115. Indicated impairments of performing bonds are evaluated on an individual basis, but, in the absence of contrary evidence, are generally considered to be temporary.

  For the quarter ended September 30, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds available for sale increased shareholders' equity by approximately $4.1 million. For the nine months ended September 30, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds available for sale increased shareholders' equity by $8.2 million. The Partnership recorded other-than-temporary impairments totaling $3,990,000 on five bonds (Creekside ($1,239,000), Lakeview ($1,315,000), Willowgreen ($1,131,000), Mallard
I (143,000) and Mallard II ($162,000) during the nine months ended
September 30, 1996.

  The other-than-temporary impairments discussed above do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream nor the financial obligations under the bonds. The Company will continue to evaluate the need for other-than-temporary impairments in the future as circumstances change.


Earnings Per Share

  For the two months ended September 30, 1996,  earnings per Growth
Share were $0.25. On an annualized basis, the earnings per share for the two months ended September 30, 1996 associated with the Growth Shares is on target with the previously disclosed expected dividend on Growth Shares for the five months ended December 31, 1996 of approximately
$0.56 per share, or $1.35 per share on an annualized basis. The Company does not expect to announce similar estimated information in the future. Comparative information for all shares (Growth, Preferred and Preferred CD Shares) are not applicable as a result of the merger consummated on August 1, 1996.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits:

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

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: [S] Mark K. Joseph
    ------------------
    Mark K. Joseph
    President and Chief Financial Officer


DATED:  November 14, 1996