Form 10-K
period 1996-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1997-03-25
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                     FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

         Commission File Number 001-11981

       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
------------------------------------------------------
(Exact name of Registrant as specified in its charter)

          Delaware                                52-1449733
-------------------------------           -------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)                    Number)

218 North Charles Street, Suite 500  Baltimore, Maryland    21201
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code:  (410) 962-8044

   Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
        Title of each class           on which registered
        -------------------           ---------------------
        Growth Shares                 American Stock Exchange

Securities registered pursuant to
  Section 12(g) of the Act:           Preferred Shares
                                      Preferred Capital Distribution Shares

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The aggregate market value of the registrant's Growth Shares held by non-affiliates of the registrant as of March 18, 1997 (computed by reference to the closing price of such stock on the American Stock Exchange) was $176,579,711.


                DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                               WHERE INCORPORATED

Portions of the Registrant's definitive
Proxy Statement regarding the 1997 Annual
Meeting of Shareholders                               Part III

                      Part I

Item 1.  Business.

Introduction

   Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multi-family housing developments. The Company, a Delaware limited liability company, is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"), a closed-end limited partnership that was merged into the Company on August 1, 1996. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership.

   The Partnership commenced operations in 1986, when it sold two series of Beneficial Assignee Certificates ("BACs"), representing the assignment of its limited partnership interests. The $296 million proceeds therefrom were invested in 22 mortgage revenue bonds (the "original bonds") and related working capital loans held in two separate pools, "Series I" and "Series II," corresponding with the related series of BACs. In a February 1995 financing (the "Financing"), the Partnership raised $67.7 million through the sale of multifamily revenue bond receipts (the "Receipts") secured by newly refunded bonds issued in exchange for 11 of the original bonds and the cash stream from one additional bond. The $67.7 million of Financing proceeds of which $5.0 million was invested in demand notes and the remaining proceeds, after expenses and working capital reserves, of $56.8 million are being used for further investment in mortgage revenue bonds.
The refunding of the 11 original bonds (the "Refunding") consisted of the exchange of $126.6 million aggregate principal amount of the original bonds for $67.7 million of Series A bonds, which serve as the collateral for the receipts, and $58.9 million of Series B bonds, which continued to be held by the Partnership along with the $130.6 million aggregate principal amount of the remaining 11 original bonds.

   In connection with the August 1, 1996 merger of the Partnership into the Company (the "Merger"), the Partnership's BAC holders were given the opportunity to elect among three different securities of the Company for which to exchange their BACs Preferred Shares, Preferred Capital
Distribution Shares, or Growth Shares. The Preferred Shares were structured to give BAC holders a security substantially the same as their BACs as if the Financing had not occurred and thus participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and before the Financing. The Preferred Capital Distribution Shares (the "Preferred CD Shares") were structured to give their holders the income they would have received from their original BACs, but provided for a distribution of their pro rata share of the proceeds of the Financing and thus participate in their share of income from the 22 original bonds as they existed immediately after the Refunding and Financing. The
Growth Shares, unlike either the Preferred Shares or Preferred CD Shares, were structured to enable their holders to participate in all of the income from investment of the proceeds of the Financing, as well as future financings, in addition to their pro rata share of the income from the original bonds as they existed immediately after the Financing. As a result of the election process, the holders of 8.09% of the outstanding BACs received Preferred Shares, the holders of 4.29% of the outstanding BACs received Preferred CD Shares, and the holders of 86.62% of the outstanding BACs received Growth Shares of the Company.

   Until the Merger, the bonds held by the Partnership consisted solely of the 22 original bonds purchased with the proceeds from the Partnership's 1986 BAC offerings, as refunded in connection with the Financing. Since the Merger, the Company has been investing the proceeds from the Financing in additional bonds and other bond related investments and had invested $28.8 million of such proceeds as of December 31, 1996. The Company intends, as market conditions warrant, to seek additional funds for bond investment through future debt or equity financings. The Company's current policy is to invest generally in bonds secured by properties having an operating history, which are available both through purchase from their existing holders and in connection with refinancings of existing properties.

   The Company's business may be affected by changes in the interest rate environment in a variety of ways. For example, the stock price of the Company's Growth Shares may be affected by increases and decreases in interest rates. In addition, the Company's ability to raise and invest capital in new bond investments may be impacted by volatility in the interest rate environment.

The Mortgage Revenue Bonds

   The proceeds of the mortgage revenue bonds held by the Company were used to make mortgage loans for the construction, acquisition or refinancing of multifamily housing developments throughout the United States. The underlying developments are "qualified residential rental properties" under section 142(d) of the Internal Revenue Code of 1986, as amended (the "Code"), which requires that a specified percentage of their rental units be rented to persons whose incomes do not exceed specified percentages of local median income levels. Accordingly, the bonds are "qualified bonds" within the meaning of section 141(e) of the Code, and the interest paid on the bonds is exempt from federal income taxes.

   The Company also holds certain working capital loans and related demand notes, the interest on which (representing approximately 8.0% of interest received by the Company in 1996) is not tax-exempt.

   Each mortgage revenue bond is secured by an assignment to the Company of the related mortgage loan, which in turn is secured by a mortgage on the underlying property and assignment of rents. Although the bonds are issued by state or local governments or their agencies or authorities, the bonds are not general obligations of any state or local government, no government is liable under the bonds, nor is the taxing power of any government pledged to the payment of principal or interest under the bonds. In addition, the underlying mortgage loans are nonrecourse, which means that the owners of the underlying properties, which are also the borrowers under the mortgage loans, are not liable for the payment of principal and interest under the loans. Accordingly, the sole source of funds for payment of principal and interest under the bonds is the revenue derived from operation of the mortgaged properties and amounts derived from the sale, refinancing or other disposition of such properties.

   The Company's bond portfolio as of December 31, 1996 consisted of (i) the 11 original bonds that were not refunded in connection with the 1995 Financing, (ii) the 11 Series B bonds resulting from the refunding of the remaining 11 original bonds, and (iii) one whole bond, four Series A bonds, three Series B bonds and one bond related investment (the "RITES"), discussed more fully in Note 5 to the Company's consolidated financial statements included herein, all acquired with proceeds from the Financing.
The Company's Preferred Shares, Preferred CD Shares, and Growth Shares all participate in the income from the 11 original bonds and the 11 refunded Series B bonds. The Preferred Shares, because they have been structured so that their holders are allocated the income they would have been allocated had the Financing not occurred, are allocated an additional amount equal to the income generated by their pro rata portion of the 11 refunded Series A bonds that serve as the collateral for the Receipts issued in the Financing and are no longer included in the Company's bond portfolio. Only the Growth
Shares participate in the income from the eight bonds and the RITES acquired with proceeds from the Financing and will participate in the income generated by additional bonds acquired by the Company in the future. See
Item 5 of this report for a description of each class of the Company's shares.

   The 11 original bonds not refunded in connection with the Financing, aggregating $130.6 million in principal amount, are "participating" bonds that provide for the payment of base interest, ranging from 7.5% to 8.125% per annum, plus annual contingent interest, dependent upon the cash flow of the mortgaged property, equal to the difference between the base interest rate and 16%. Such contingent interest, is payable from 100% of "project cash flow" until the non-compounded interest payable is between 1.5% to 2.5% greater than the base interest rate. Any remaining project cash flow is divided equally between the property owner and the Company until the interest paid to the Company reaches 16%. "Project cash flow" is defined generally as the annual revenues received by the owner of the related mortgaged property, less operating expenses paid from such revenues excluding contingent interest payable. To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the deficiency is deferred until the mortgaged property is sold or the mortgage loan repaid. Any deferred contingent interest is payable from 100% of sale or other proceeds remaining after payment of the mortgage loan principal and other specified payments until the base rate plus 1.5% to 2.5% has been paid and thereafter from 50% of such proceeds. The 11 original bonds mature between November 1999 and June 2012.

   Of the 11 refunded Series B bonds, eight bonds, aggregating $46.5 million in principal amount, bear annual interest in an amount equal to the greater of (i) 3% and (ii) available cash flow not exceeding 16%. To the extent interest paid is less than 16%, the deficiency, defined as the difference between 16% and the greater of (i) 3% and (ii) interest paid, is payable upon the earlier of the redemption or maturity of the bond. The remaining three refunded Series B bonds, aggregating $12.4 million in principal amount, bear interest at the annual rate of 16%. Each of the refunded Series B bonds is subordinate in priority and right of payment to the related refunded Series A bond that serves as collateral for the Receipts issued in the Financing. The refunded Series A bonds bear interest at annual rates between 7.05% and 7.40% and are secured by the same mortgaged properties as the related refunded Series B bonds held by the Company. All of the refunded Series B bonds mature in January 2030.

   Of the eight bonds and the RITES acquired with proceeds from the Financing, aggregating $29.1 million in principal amount, one $1.5 million bond bears interest to the extent of available cash flow up to 10% per annum, the remaining bonds are non-participating bonds bearing interest at annual rates ranging from 7.45% to 12.50% and the RITES in conjunction with a swap contract are intended to produce a relatively constant yield of approximately 8.5% over the effective duration of the RITES. The eight bonds mature between December 2015 and July 2026.

   For further information concerning the terms of the individual bonds and the related working capital loans and demand notes held by the Company, see Notes 5 and 6 to the Company's consolidated financial statements included elsewhere herein.

Property Performance

   The 22 original bonds held by the Partnership at the time of the 1995 Financing had been acquired by the Partnership in 1986 and 1987. Due to a variety of factors, including the favorable investment climate for rental real estate in the early 1980s, the ready availability of financing from thrifts and institutional lenders, and the decision of many developers to take advantage of favorable tax treatment for rental properties, unanticipated over building of apartments occurred during the late 1980s in many localities throughout the country. This oversupply affected a number of the markets in which the mortgaged properties collateralizing the original bonds are located. Where this condition existed, there was, until the early 1990s, an inability to increase rents as originally anticipated because of the considerable competition. In addition, the general economic recession that occurred in 1990 and continued into 1992 compounded the problems created by an oversupply of apartment units in some markets. Consequently, the net cash flow from most of the properties was insufficient to pay the base interest due, causing the former managing general partner to draw funds from project level sources such as reserves and guarantees or to declare monetary defaults and initiate loan workout discussions in instances where no project level sources existed.

   Construction starts for new apartment units declined significantly throughout the United States since the mid-1980s and fell to a record low in 1993. This decline in new construction and the economic recovery brought about tightening markets, stabilized and higher occupancies, and an ability to realize greater rent increases. Apartment starts have increased since 1993, but overbuilding is anticipated in only a handful of markets. Aggregate occupancy for all of the properties collateralizing the Company's bonds was 94.5% for 1996. The aggregate occupancy for retirement and elderly properties was 96.8% for 1996, compared with 95.0% for 1995.

   The following table provides certain information for the year ended December 31, 1996 with respect to the properties and the mortgage loans underlying the bonds held by the Company. The information provided with respect to the cash flows generated from property operations, as defined, is not necessarily indicative of the amount of debt service paid to the Company. Cash flow from property operations as presented is before debt service paid on the refunded Series A bonds no longer held by the Company and certain financing costs. Debt service paid to the Company by the borrowers includes, but is not limited to, swap income, guarantor payments and other investment sources.

                                                                                   Cash Flow
                                                  Carrying                       from Property        Debt
                                                  Value at          Average      Operations (1)     Service
                                    # Rental   December 31, 1996    Annual        (unaudited)       Paid (2)
  Mortgaged Property/Location         units        (000s)          Occupancy         (000s)          (000s)
--------------------------------    ---------  ---------------   -------------   --------------  --------------
Participating Bonds
Alban Place                     (3)      194           $9,292            93.4%            $889            $793
  Frederick, MD
Creekside Village               (3)      296            7,516            96.0%             828             788
  Sacramento, CA
Emerald Hills                   (3)      130            7,180            97.4%             632             521
  Issaquah, WA
Lakeview Garden                 (3)      180            5,772            90.5%             457             351
  Dade County, FL
Newport-on-Seven                (3)      167            8,516            97.0%             738             582
  St. Louis Park, MN
North Pointe                    (3)      540           14,274            90.9%           1,285           1,107
  San Bernardino, CA
Northridge Park II              (3)      128            5,856            93.9%             573             661
  Salinas, CA
Riverset Apartments             (3)      352           19,560            97.0%           1,756           1,496
  Memphis, TN
Southfork Village               (3)      200           11,712            96.9%           1,027             907
  Lakeville, MN
Villa Hialeah                   (3)      245            7,641            92.5%             772             807
  Hialeah, FL
Willowgreen                     (3)      241            6,757            92.6%             601             547
  Fife, WA

Non-Participating Bonds
Riverset II                              148            8,048            97.1%             817             701  (4)
  Memphis, TN
Charter House                            280            7,714            90.4%             557              30
  Johnson Co., KS
Hidden Valley                             82            1,659            93.2%             148               8
  Kansas City, MO
Oakbrook                                 170            3,256            91.5%             470              14
  Topeka, KS
Torries Chase                             99            2,100            88.2%             273               9
  Johnson Co., KS

                                                                                   Cash Flow
                                                  Carrying                       from Property        Debt
                                                  Value at          Average      Operations (1)     Service
                                    # Rental   December 31, 1996    Annual        (unaudited)       Paid (2)
  Mortgaged Property/Location         units        (000s)          Occupancy         (000s)          (000s)
--------------------------------    ---------  ---------------   -------------   --------------  --------------
Participating Subordinate Bonds
Barkley Place                   (3)      156            2,928            95.7%             922             309
  Fort Myers, FL
Gilman Meadows                  (3)      125            3,494            98.7%             639             222
  Issaquah, WA
Hamilton Chase                  (3)      300            4,918            97.1%           1,184             537
  Chattanooga, TN
Mallard Cove I                  (3)       63              944            97.6%             156             136
  Everett, WA
Mallard Cove II                 (3)      135            2,849            95.7%             455             233
  Everett, WA
The Meadows                     (3)      200            4,435            97.2%             669             406
  Memphis, TN
The Montclair                   (3)      159            4,489            98.5%           1,425             696
  Springfield, MO
Newport Village                 (3)      220            4,874            90.7%             784             235
  Thornton, CO
Nicollet Ridge                  (3)      339            6,648            93.7%           1,218             873
  Burnsville, MN
Steeplechase Falls              (3)      450            8,213            91.2%           1,561             511
  Knoxville, TN
Whispering Lake                 (3)      384            5,961            94.8%           1,437             662
  Kansas City, MO
Riverset II                               (6)             913              (6)              (6)             25  (5)
  Memphis, TN

Non-Participating Subordinate Bonds
Independence Ridge                       336            1,045            93.8%             944              45
  Jackson County, MO
Locarno                                  110              675            97.6%             551              29
  Kansas City, MO

Other Bond Related Investments
Hunters Ridge and South Pointe (the
   "RITES" including interest rate swap)
   St. Louis Co., MO                   N/A              4,393         N/A             N/A                   68
                                               ---------------
                                                     $183,632
                                               ===============

(1) Cash flow from property operations represents revenues less operating expenses and capital expenditures before amounts paid on all debt service including Series A bonds and certain financing costs.
(2) Represents debt service paid to the Company. Debt service paid by the properties includes amounts from additional sources including, but is not limited to, swap income, guarantor payments, and other investment sources.
(3) One of the original 22 bonds.
(4) Includes approximately $376,000 of income received by the Company through other investment sources.
(5) Includes approximately $25,000 of income received by the Company through other investment sources.
(6) See description under non-participating bonds described above.


Asset Management

 The Company is responsible for a full range of loan servicing and asset management functions for each mortgaged property underlying the mortgage revenue bonds held by the Company. The Company monitors the timely receipt of all debt service payments and promptly notifies a borrower of any delinquency, deficiency, or default. Reporting systems are in place which allow the Company to review and analyze the revenue, expenses, and leasing activity of each property on a monthly basis. In addition, the Company inspects each property and market area at least annually.

 The loan servicing and asset management oversight is designed to enable the Company to track the performance of each property and to alert management to potential problems. While actions will vary depending upon the nature of an individual problem, the Company generally notifies borrowers of any problems or concerns and recommends corrective action.

 The Company responds to defaults on mortgage revenue bonds on a case-by-case basis. After sending requisite default notices, Company management typically holds discussions with the property owner/developer. In the event that management determines that the owner/developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Where management determines that successful operation by the current owner/developer is not feasible, negotiations for the transfer of a deed, in lieu of foreclosure, to an affiliated entity may be undertaken. In the absence of operating deficit guarantees, the Company may face additional risk from operations with respect to properties so transferred, which may require subsidies from Company reserves to cover potential operating deficits before debt service. The Company does not currently anticipate that any such operating deficits before debt service will occur.

Employees

 As of December 31, 1996, the Company had 13 employees.

Item 2.  Properties.

 The registrant has no physical properties, as its assets consist primarily of the mortgage revenue bonds described under
Item 1 and certain related loans described in Note 6 to the Company's consolidated financial statements included elsewhere herein.

Item 3.  Legal Proceedings.

 On November 8, 1996, the class action entitled Gerald J.
Osher v. SCA Realty, Inc., described in previous reports, was terminated upon the approval of the final settlement of the action in which the Partnership agreed to certain modifications to the terms of the Merger and the disclosures in connection with the solicitation of consents thereto.


Item 4.  Submission of Matters to a Vote of Security Holders.

 No matter was submitted to a vote of the Company's shareholders during the three months ended December 31, 1996.

                    Part II

Item 5.  Market for Registrant's Equity Securities and Related
Stockholder Matters

 Since August 30, 1996, the Growth Shares have been traded
on the American Stock Exchange under the symbol "MMA."  The
following table sets forth the high and low sale prices per share of the
Growth Shares as reported by the American Stock Exchange for each calendar quarter since the commencement of trading, together with the distributions declared with respect to such shares allocable to such period.
                                                            Distribution
                                   High          Low          Declared
                                 --------      --------     ------------
1996
     Third Quarter (beginning
      August 30)                  $16 1/8       $13 5/8        $   -
     Fourth Quarter                16 3/4        13 7/8         0.6325 *
1997
     First Quarter (through
      March 18)                    18            15 3/8            -

* This amount represents a $0.07 distribution for the one month ended July 31, 1996 from the former Partnership and a $0.5625 distribution for the five months ended December 31, 1996 from the Company. Also, the affiliates of the former Managing Partner of the Partnership who received Growth Shares in the Merger did not receive the July 1996 distribution paid to Growth
   Shares since they were not holders in July 1996.

   As of March 18, 1997, there were 11,052 holders of record of Growth Shares.

   The Preferred Shares and the Preferred CD Shares are not listed for trading on any national securities exchange, and there is no established public trading market for those shares. As of March 18, 1997, there were 1,355 and 703 holders of record of Preferred Shares and Preferred CD Shares, respectively.

Description of Shares

   As of December 31, 1996 there were outstanding 23,966 Preferred
Shares (16,329 Series I and 7,637 Series II), 12,718 Preferred CD Shares
(8,909 Series I and 3,809 Series II), 2,000 Term Growth Shares, and
11,092,370 Growth Shares. Shareholder approval may not be required for the Company to issue additional shares in the future. Although the Company will not issue additional Preferred Shares or Preferred CD Shares, it may from time to time issue additional Growth Shares depending upon market conditions. In addition, the Company is authorized to issue new classes of shares, which may be senior to the Growth Shares but cannot be senior to the Preferred Shares or Preferred CD Shares. No shareholders have pre-emptive rights.

   The rights of the holders of each class of shares of the Company, including the distributions to which each class is entitled, are set forth in full in the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), a copy of which is filed as an exhibit to this report. The following is a summary of the rights, privileges and preferences of the holders of each class.

   Preferred Shares. The performance of, and distributions with respect to, each series of Preferred Shares is based solely upon the performance of that portion of the original bonds attributable to such series as they existed immediately following the Refunding and prior to the Financing.
Accordingly, the holders of the Preferred Shares are entitled to their proportionate share of distributions with respect to the 11 original bonds and 11 refunded Series B bonds held by the Company, as well as the distributions they would have received with respect to the 11 refunded Series A bonds had the Financing not occurred. Distributions to the holders of the Preferred
Shares are satisfied, however, on a basis having priority over all payments with respect to the Growth Shares, Term Growth Shares and any other equity class (other than Preferred CD Shares), out of all of the resources of the Company, including revenue from investment of the proceeds from the Financing. None of the expenses incurred in connection with the Financing or any future financings are borne by the holders of the Preferred Shares.

   The Preferred Shares must be partially redeemed upon (i) the sale or repayment of a bond attributable to such shares, (ii) the sale of a related mortgaged property, or (iii) beginning in the year 2000, an appraisal of a related mortgaged property indicating that its fair market value exceeds the sum of (a) the face value of the bond secured by the property and (b) unpaid accrued interest on such bond. Upon liquidation, the holders of the Preferred
Shares are entitled to receive, after payment of creditors, the appraised value of the Company's assets attributable to such shares, together with all unpaid accrued distributions, before any distribution is made to the holders of Growth Shares or other shares ranking junior to the Preferred Shares.

   The holders of the Preferred Shares do not have voting rights with respect to the election of the Company's directors, but do have voting rights with respect to any merger or consolidation of the Company in which it is not the surviving entity or the sale of substantially all of its assets, the removal of a director, and any alteration of the rights, privileges or preferences of the Preferred Shares under the Operating Agreement. The voting power of the Preferred Shares, relative to all of the Company's outstanding shares, is equivalent to the relative voting power, immediately prior to the Merger, of the BACs exchanged therefor. Such protection from loss of relative voting power, however, does not extend to issuances of additional shares of the Company subsequent to the Merger.

   Preferred CD Shares. The performance of, and distributions with respect to, each series of Preferred CD Shares is based solely upon the performance of that portion of the original bonds attributable to such series as they existed immediately following the Financing. Accordingly, the holders of the Preferred CD Shares are entitled to their proportionate share of distributions with respect to the 11 original bonds and 11 refunded Series
B bonds held by the Company.  Because the holders of the Preferred CD
Shares received a distribution of their pro rata share of the proceeds of the Financing, however, they, unlike the holders of the Preferred Shares, (i) receive no distribution relating to the performance of the 11 refunded Series
A bonds the Receipts for which were sold in the Financing and (ii) bear their pro rata share of the expenses of the Financing and any future financings utilizing any of the original bonds.

   The rights, privileges and preferences of the Preferred CD Shares are otherwise substantially the same as those of the Preferred Shares.

   Term Growth Shares. The holders of the Term Growth Shares are entitled to distribution of the cash flow attributable to 2% of the Company's net income. Except with respect to distributions and various redemption features as defined in the Operating Agreement, the rights and privileges of the Term Growth Shares are substantially the same as those of the Growth
Shares.

   Growth Shares. The holders of the Growth Shares, also referred to as common shares, are entitled to such distributions as declared by the Board of Directors out of funds legally available therefor. As of December 31, 1996, the Company's policy is to distribute to the holders of the Growth
Shares 95% of its cash flow from operations (exclusive of capital-related items and reserves) after payment of distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth Shares. No distributions may be declared or paid with respect to the Growth Shares, however, so long there remains unpaid any required distribution or redemption payment with respect to the Preferred Shares and Preferred CD
Shares.

   The Growth Shares are not redeemable (except pursuant to certain anti-takeover provisions) and upon liquidation share ratably in any assets remaining after payment of creditors and the liquidation preferences of the Preferred Shares and Preferred CD Shares. The holders of the Growth
Shares voting as a single class have the right to elect the directors of the Company and, voting together with the holders of the Preferred Shares and Preferred CD Shares, have voting rights with respect to a merger or consolidation of the Company in which it is not the surviving entity or the sale of substantially all of its assets, the removal of a director, the dissolution of the Company, and certain anti-takeover provisions. Each Growth
Share entitles its holder to cast one vote on each matter presented for shareholder vote. Because of provisions providing limited protection against dilution of the voting rights of the holders of the Preferred Shares and Preferred CD Shares, each Preferred Share and Preferred CD Share currently entitles its holder to cast 44 votes on each matter presented for a vote of the holders of those shares.


ITEM 6.  SELECTED FINANCIAL DATA

                                                              1996          1995          1994          1993          1992
                                                          ------------- ------------- ------------- ------------- -------------
As of and for the year ended December 31,
INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
    other bond related investments                             $13,859       $13,363       $16,894        $7,459        $8,048
Interest on working capital loans and demand notes               1,343           211           486           155           166
Equity investment in MLP II Acquisition LP                       2,141         3,150             -             -             -
Equity investment in real estate partnerships                        -             -             -         5,185         4,440
Total revenues                                                  18,670        17,713        17,590        12,996        12,897
Other-than-temporary impairments and valuation
   adjustments related to investment in mortgage revenue
   bonds and real estate partnerships                           (3,990)            -        (2,014)       (6,050)       (6,800)
Income before cumulative effect of accounting change            10,868        13,204        13,211         5,698         4,801
Cumulative effect of accounting change for mortgage
    revenue bonds                                                    -             -       (11,881)            -             -
Net income                                                     $10,868       $13,204        $1,330        $5,698        $4,801

PER SHARE/BAC DATA:
Net income (loss) per BAC prior to August 1, 1996:
Series I:
Income before cumulative effect of accounting change             $5.33        $43.74        $41.79        $14.18         $5.16
Cumulative effect of accounting change for mortgage
    revenue bonds                                                    -             -       ($47.40)            -             -
Net income (loss)                                                $5.33        $43.74        ($5.61)       $14.18         $5.16
Series II:
Income before cumulative effect of accounting change            $26.05        $44.91        $49.04        $29.15        $38.66
Cumulative effect of accounting change for mortgage
    revenue bonds                                                    -             -        (23.71)            -             -
Net income                                                      $26.05        $44.91        $25.33        $29.15        $38.66

Net income per share subsequent  to July 31, 1996:
Preferred shares
    Series I                                                    $22.84             -             -             -             -
    Series II                                                   $27.24             -             -             -             -
Preferred capital distribution shares
    Series I                                                    $18.86             -             -             -             -
    Series II                                                   $21.53             -             -             -             -
Growth shares (11,122,705 weighted average
    shares outstanding                                           $0.56             -             -             -             -

BALANCE SHEET DATA (000s):
Investment in mortgage revenue bonds and other
  bond related investments                                    $183,632      $146,142      $213,842       $74,233       $97,383
Investment in MLP II Acquisition LP                                  -        65,299             -             -             -
Investments in real estate partnerships                              -             -             -       157,389       143,601
Total assets                                                  $230,277      $224,815      $230,282      $242,210      $252,410

ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                                              1996          1995          1994          1993          1992
                                                          ------------- ------------- ------------- ------------- -------------
CASH DISTRIBUTIONS PER BAC DISTRIBUTED
  EACH YEAR AS FOLLOWS:
Distributions per BAC prior to August 1, 1996:
Series I BACS:
For the six months ended June 30, paid in August                $26.25        $26.25        $25.00        $25.00        $26.25
For the six months ended December 31, paid in February               -        $26.25        $25.00        $25.00        $25.00
Series II BACS:
For the six months ended June 30, paid in August                $27.50        $27.50        $27.50        $30.00        $32.50
For the six months ended December 30, paid in February               -        $27.50        $27.50        $30.00        $30.00

Distributions per share subsequent  to July 31, 1996:
Preferred shares:
    Series I:
      For the six months ended December 31, paid in February    $26.25             -             -             -             -
    Series II:
      Special distribution - August                              $6.84             -             -             -             -
      For the six months ended December 31, paid in February    $30.64             -             -             -             -
Preferred capital distribution shares:
    Series I:
      Special distribution/return of capital - August          $177.59             -             -             -             -
      For the six months ended December 31, paid in February    $21.57             -             -             -             -
    Series II:
      Special distribution/return of capital - August          $252.03             -             -             -             -
      For the six months ended December 31, paid in February    $25.00             -             -             -             -

Growth shares (11,122,705 weighted average shares outstanding)
      For the six months ended December 31, paid in February*  $0.6325             -             -             -             -

* This amount represents a $0.07 distribution for the one month ended July 31, 1996 from the former Partnership and a $0.5625 distribution for the five months ended December 31, 1996 from the Company. Also, the affiliates of the former Managing General Partner of the Partnership who received Growth Shares in the Merger did not receive the July 1996 distribution paid to Growth Shareholders since they were not holders in July 1996.

ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                                              1996          1995          1994          1993          1992
                                                          ------------- ------------- ------------- ------------- -------------
SHARES/BACs OUTSTANDING AND NUMBER OF HOLDERS
   AS FOLLOWS:

BACS as of December 31,
Series I:
BACs outstanding                                                     -       200,000       200,000       200,000       200,000
Number of BAC holders                                                -         9,607         9,739        10,491         9,935
Series II:
BACs outstanding                                                     -        96,256        96,256        96,256        96,256
Number of BAC holders                                                -         4,172         4,226         4,569         4,299

Shares as of December 31,
Preferred shares:
    Series I
         Shares outstanding                                     16,329             -             -             -             -
         Number of shareholders                                    952             -             -             -             -
    Series II
         Shares outstanding                                      7,637             -             -             -             -
         Number of shareholders                                    403             -             -             -             -
Preferred capital distribution shares:
    Series I
         Shares outstanding                                      8,909             -             -             -             -
         Number of shareholders                                    481             -             -             -             -
    Series II
         Shares outstanding                                      3,809             -             -             -             -
         Number of shareholders                                    222             -             -             -             -
Growth shares
         Shares outstanding                                 11,092,370             -             -             -             -
         Number of shareholders                                 11,052             -             -             -             -



Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations

General Business

     Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the
"Merger"), is the successor to the business of SCA Tax Exempt Fund Limited
Partnership (the "Partnership"). Accordingly, the financial statements included herein present the financial position of the Partnership at December
31, 1995 and that of the Company at December 31, 1996; results of operations include the operations of the Partnership through July 31, 1996 and those of the Company from August 1 through December 31, 1996.

     The Partnership was a closed-end limited partnership whose assets, until 1995, consisted principally of 22 mortgage revenue bonds and related working capital loans acquired with the $296 million proceeds from two 1986 offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. In 1995, the Partnership, in a financing transaction described more fully in Note 4 to the Company's consolidated financial statements (the "Financing") included herein, raised
$67.7 million of Financing proceeds of which $5.0 million was invested in demand notes and the remaining proceeds, after expenses and working capital reserves, of $56.8 million are being used for further investment in mortgage revenue bonds.

     As a result of elections made by the Partnership's BAC holders in connection with the Merger, the outstanding BACs were exchanged for either
Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD
Shares"), or Growth Shares (including a limited number of Term Growth
Shares) of the Company. As more fully explained in Note 8 to the Company's consolidated financial statements included herein, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and the Growth Shares alone participate in the investment results of the bonds purchased with the proceeds from the Financing and any future financing.

     The Company is required to distribute to the holders of Preferred
Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certification of Formation
and Operating Agreement).   The Company is required to distribute 2.0% of
the net cash flow to the holders of Term Growth Shares.  The balance of the
Company's net income is allocated to the Growth Shares and the Company's current policy is to distribute to Growth Shareholders 95% of the cash flow associated with this income.

     Certain of the bonds held by the Company are participating bonds that provide for payment of contingent interest, based upon the performance of the underlying properties, in addition to base interest at a fixed rate. Because the mortgage loans underlying all of the bonds held by the Company are nonrecourse, all debt service on the bonds, and therefore cash flow available for distribution to all shareholders, is dependent upon the performance of the underlying properties.

Results of Operations

 Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Interest on mortgage revenue bonds for the year ended December 31, 1996 increased by approximately $496,000 over the prior year due primarily to (1) increased cash generated by property operations of $1.3 million which led to an increase in debt service paid of $950,000 with the difference being used to establish property level reserves, (2) $508,000 of increased earnings under an interest rate swap agreement entered into by the operating partnerships in connection with the Financing, and (3) $478,000 of interest earned on new investments. These increases were partially offset by a one-time change in the timing of scheduled interest payments on certain bonds in 1995 and the one-time payment in 1995 of excess reserve funds, which increased 1995 interest revenue by approximately $710,000 and $482,000, respectively.

     In 1996, interest on parity working capital loans and demand notes and interest on short-term investments increased while equity in MLP II decreased, as a result of the July 31, 1996 dissolution of MLP II and the recording in subsequent periods as interest that income previously recorded as equity in MLP II. For 1995, equity in MLP II includes income from February 15, 1995 (the date of the Financing) through December 31, 1995 while for 1996 equity in MLP II includes income only from January 1 through July 31.

     Other income consisted of $206,000 of mortgage servicing fees collected on the bonds controlled by non-affiliates of the Company and $25,000 of guarantee and origination fees.

     Operating expenses for the year ended December 31, 1996 decreased by approximately $692,000 from the prior year due primarily to a decrease in merger-related expenses of approximately $725,000.

     For the year ended December 31, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds and other bond related investments available for sale increased shareholders' equity by approximately
$9.4 million. Although the Company recorded other-than-temporary impairments aggregating $3,990,000 on five bonds in the second quarter of 1996, these impairments do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income stream, or the financial obligations under the bonds.

 Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

     The approximately $3.5 million decrease in interest income on mortgage revenue bonds for the year ended December 31, 1995 from the prior year was due primarily to the Financing, in which the Partnership sold receipts for $67.7 million aggregate principal amount of its bonds and thus no longer received the related interest income. This reduction is substantially offset by short-term investment income of approximately $3.2 million generated by the temporary investment of the Financing proceeds at MLP II.

     The increase in operating expenses of approximately $2.1 million in 1995 compared with 1994 resulted primarily from $250,000 of increased expenses related to the Financing, $1.5 million of expenses related to the Merger, and $200,000 of litigation expenses.

Liquidity and Capital Resources

     At December 31, 1996, the Company had cash and cash equivalents, net of distributions payable, of approximately $26.7 million available for investment. In January 1997, $7.6 million of these funds were utilized to purchase an additional bond and related loan.

     The Company (including the predecessor Partnership) has financed its operations with the proceeds from the Partnership's 1986 BAC offerings, the proceeds from the 1995 Financing and cash provided by debt service and fees relating to the bonds and related loans and notes acquired with such proceeds.
Cash flow from operating activities was $12.8 million, $7.4 million and $15.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.
The decline in 1996 and 1995 was due primarily to the fact that from February
1995 through July 1996 the income from the temporary investment of the Financing proceeds, as well as the debt service on certain notes both of which were held by MLP II, were classified as cash flow from investing activities.
Had they been classified as cash flow from operating activities during this period, cash flow from operating activities would have been $15.6 million and $10.9 million during the years ended December 31, 1996 and 1995, respectively.

     Regular cash distributions to shareholders were $16.1 million, $15.9 million and $15.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, during the year ended December 31, 1996, the Company, in accordance with the terms of the Merger, made a one-time distribution of an aggregate of $2.5 million to the holders of the Preferred CD
Shares, consisting of their allocable share of the proceeds from the 1995
Financing and related expenses.

     The Company expects to meet its cash needs in the short-term from operating cash flow. In addition, the Company's business plan includes making additional investments of approximately $75 million to $100 million of additional mortgage revenue bonds during 1997 (assuming the commitment to purchase a $33.9 million bond closes in 1998). In order to achieve its plan, the Company will be required to obtain additional debt or equity financing of approximately $50 million to $75 million during 1997. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.




Item 8.  Consolidated Financial Statements.

   The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP dated February 19, 1997, are listed in Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

   None.

                     Part III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by Item 10 is contained in the Company's proxy statement for its 1997 annual shareholders meeting under the captions
"Election of Directors" and "Identification of Executive Officers" and is incorporated herein by reference.

Item 11.  Executive Compensation.

   The information required by Item 11 is contained in the Company's proxy statement for its 1997 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 12 is contained in the Company's proxy statement for its 1997 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required by Item 13 is contained in the Company's proxy statement for its 1997 annual shareholders meeting under the caption
"Certain Transactions" and is incorporated herein by reference.

                      Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

   Report of Independent Accountants
   Balance Sheets as of December 31, 1996 and 1995
   Statements of Income for the Years Ended December 31, 1996, 1995 and 1994
   Statement of Shareholders' Equity for the Period January 1, 1994
     through December 31, 1996
   Statements of Cash Flows for the Years Ended December 31, 1996,
     1995 and 1994
   Notes to Consolidated Financial Statements

       (2) List of Financial Statement Schedules.

        All schedules prescribed by Regulation S-X have been omitted as the required information is inapplicable or the information is presented elsewhere in the consolidated financial statements or related notes.

   (b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the three months ended
   December 31, 1996.

   (c) List of Exhibits.  The following is a list of exhibits furnished.

3.1     Amended and Restated Certificate of Formation and Operating
        Agreement of the Company (filed as Exhibit 3.4 to the Company's
        Registration Statement on Form S-4, File No. 33-99088, and incorporated by reference herein).

3.2     By-laws of the Company (filed as Exhibit 3.5 to the Company's
        Registration Statement on Form S-4, File No. 33-99088, and incorporated by reference herein).

24      Consent of Price Waterhouse LLP

27      Financial Data Schedule

                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Municipal Mortgage and Equity, L.L.C.


                            By:  /s/ Mark K. Joseph
                                 ------------------
                                 Mark K. Joseph
                                 Chief Executive Officer and
                                   Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature                        Title                             Date
-------------------      ---------------------------------    ----------------

 /s/ Mark K. Joseph      Chairman of the Board, Chief          March  25, 1997
-------------------      Executive Officer (Principal
     Mark K. Joseph      Executive Officer), Chief
                         Financial Officer (Principal
                         Financial Officer and Principal
                         Accounting Officer), and Director

/s/ Charles Baum                 Director                      March  25, 1997
----------------
    Charles Baum


/s/ Richard O. Berndt            Director                      March  25, 1997
---------------------
    Richard O. Berndt


/s/ Robert S. Hillman            Director                      March  25, 1997
---------------------
    Robert S. Hillman


/s/ Carl W. Stearn               Director                      March  25, 1997
------------------
    Carl W. Stearn


/s/ William L. Jews              Director                      March  25, 1997
-------------------
    William L. Jews



REPORT OF INDEPENDENT ACCOUNTANTS


To The Shareholders and Board of Directors of
Municipal Mortgage and Equity, L.L.C.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the consolidated financial position of Municipal Mortgage and Equity, L.L.C. (successor to the business of SCA Tax Exempt Fund Limited Partnership) and consolidated entities as described in Note 1 at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 12, the accounting for the Company's investment in mortgage revenue bonds was changed effective January 1, 1994 to adopt the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

As explained in Note 2, the financial statements include mortgage revenue bonds and other bond related investments valued at $183,632,000 (80% of total assets) and $146,142,000 (65% of total assets) at December 31, 1996 and 1995, respectively, whose values have been estimated by the Company's management in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the mortgage revenue bonds existed, and the differences could be material.


/s/ PRICE WATERHOUSE LLP

Baltimore, Maryland
February 19, 1997


MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and BAC data)


                                                          December 31,      December 31,
                                                              1996              1995
                                                         ---------------   ---------------
ASSETS

Cash and cash equivalents                                       $34,817            $9,810
Interest receivable                                               1,352               434
Investment in mortgage revenue bonds and other bond
  related investments, net (Notes 2, 4 and 5)                   183,632           146,142
Investment in parity working capital loans and
  demand notes, net (Notes 2, 4 and 6)                           10,158             2,890
Investment in MLP II (Note 4)                                         -            65,299
Other assets                                                        318               240
                                                         ---------------   ---------------
  TOTAL ASSETS                                                 $230,277          $224,815
                                                         ===============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $1,199              $544
Distributions payable                                             8,095             7,977
Due to affiliates (Note 7)                                            -                 9
                                                         ---------------   ---------------
  TOTAL LIABILITIES                                               9,294             8,530
                                                         ---------------   ---------------

Minority interest                                                     -                 3
                                                         ---------------   ---------------
Commitments and contingencies
  (Notes 2, 5, 6, 7, 11 and 13)                                       -                 -

Shareholders' equity:
Unrealized gain (loss) on mortgage revenue bonds and other
  bond related investments available for sale, net (Note 5)      12,423              (981)
General partners                                                      -              (477)
Limited partners:
  Series I  (beneficial assignee certificates, issued
   and outstanding 200,000 certificates)                              -           141,111
  Series II (beneficial assignee certificates, issued
   and outstanding 96,256 certificates)                               -            76,629
Preferred shares:
  Series I ( 16,329 shares issued and outstanding)               11,254                 -
  Series II ( 7,637 shares issued and outstanding)                6,086                 -
Preferred capital distribution shares:
  Series I (8,909 shares issued and outstanding)                  4,559                 -
  Series II (3,809 shares issued and outstanding)                 2,080                 -
Term growth shares (2,000 shares issued and outstanding)              -                 -
Growth shares (11,153,168 shares issued and outstanding
  including shares in treasury)                                 185,514                 -
                                                         ---------------   ---------------
                                                                221,916           216,282

Less growth shares held in treasury
  at cost ( 60,798 shares) (Note 9)                                (933)                -
                                                         ---------------   ---------------
  TOTAL SHAREHOLDERS' EQUITY                                    220,983           216,282
                                                         ---------------   ---------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $230,277          $224,815
                                                         ===============   ===============
   The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and per BAC data)

                                                                       Year ended December 31,
                                                         ---------------------------------------------------
                                                              1996              1995              1994
                                                         ---------------   ---------------   ---------------
INCOME

Interest on mortgage revenue bonds and
  other bond related investments                                $13,859           $13,363           $16,894
Interest on parity working capital loans and
  demand notes                                                    1,343               211               486
Interest on short-term investments                                1,096               366               210
Net gain on sale of A bond receipts (Note 4)                          -               623                 -
Equity in MLP II (Note 4)                                         2,141             3,150                 -
Other income                                                        231                 -                 -
                                                         ---------------   ---------------   ---------------
  TOTAL INCOME                                                   18,670            17,713            17,590
                                                         ---------------   ---------------   ---------------
EXPENSES

Operating expenses                                                3,799             4,491             2,365
Minority interest                                                    13                18                 -
Other-than-temporary impairments related to investments
  in mortgage revenue bonds (Note 5)                              3,990                 -             2,014
                                                         ---------------   ---------------   ---------------
  TOTAL EXPENSES                                                  7,802             4,509             4,379
                                                         ---------------   ---------------   ---------------
NET INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                           10,868            13,204            13,211

CUMULATIVE EFFECT ON PRIOR YEARS (to January 1, 1994)
  OF CHANGE IN ACCOUNTING FOR MORTGAGE
  REVENUE BONDS (NOTE 12)                                             -                 -           (11,881)
                                                         ---------------   ---------------   ---------------
NET INCOME                                                      $10,868           $13,204            $1,330
                                                         ===============   ===============   ===============

NET INCOME PRIOR TO AUGUST 1, 1996                               $3,609           $13,204            $1,330
                                                         ===============   ===============   ===============
NET INCOME SUBSEQUENT TO JULY 31, 1996                           $7,259                $0                $0
                                                         ===============   ===============   ===============

    The accompanying notes are an integral part of these financial statements.

                                                                      Year ended December 31,
                                                         ---------------------------------------------------
                                                              1996              1995              1994
                                                         ---------------   ---------------   ---------------

NET INCOME (LOSS) PRIOR TO AUGUST 1, 1996 ALLOCATED TO:

  General Partners                                                  $36              $132               $14
                                                         ===============   ===============   ===============
  Limited Partners:
        Series I                                                 $1,065            $8,749           ($1,122)
                                                         ===============   ===============   ===============
        Series II                                                $2,508            $4,323            $2,438
                                                         ===============   ===============   ===============
NET INCOME SUBSEQUENT TO JULY 31, 1996 ALLOCATED TO:
  Preferred Shares:
        Series I                                                   $373
                                                         ===============
        Series II                                                  $208
                                                         ===============
  Preferred Capital Distribution Shares:
        Series I                                                   $168
                                                         ===============
        Series II                                                   $82
                                                         ===============
  Term Growth Shares                                               $153
                                                         ===============
  Growth Shares                                                  $6,275
                                                         ===============
NET INCOME (LOSS) PER BAC:
  PRIOR TO AUGUST 1, 1996

  Series I:
  Income before cumulative effect of accounting change            $5.33            $43.74            $41.79
  Cumulative effect on prior years (to January 1, 1994) of
    change in accounting for mortgage revenue bonds                   -                 -            (47.40)
                                                         ---------------   ---------------   ---------------
  Net income (loss) allocated to Series I BACs                    $5.33            $43.74            ($5.61)
                                                         ===============   ===============   ===============
  Series II:
  Income before cumulative effect of accounting change           $26.05            $44.91            $49.04
  Cumulative effect on prior years (to January 1, 1994) of
    change in accounting for mortgage revenue bonds                   -                 -            (23.71)
                                                         ---------------   ---------------   ---------------
  Net income allocated to Series II BACs                         $26.05            $44.91            $25.33
                                                         ===============   ===============   ===============
  NET INCOME PER SHARE SUBSEQUENT TO JULY 31, 1996:
  Preferred Shares:
      Series I                                                   $22.84
                                                         ===============
      Series II                                                  $27.24
                                                         ===============
  Preferred Capital Distribution Shares:
      Series I                                                   $18.86
                                                         ===============
      Series II                                                  $21.53
                                                         ===============
  Growth Shares (11,122,705 weighted average
     shares oustanding)                                           $0.56
                                                         ===============

            The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                      For the year ended December 31,
                                                         ---------------------------------------------------
                                                               1996              1995             1994
                                                         ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $10,868           $13,204            $1,330
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in MLP II net income                                  (2,141)           (3,150)                -
    Income allocated to minority interest                            13                18                 -
    Other-than-temporary impairments related to
       investment in mortgage revenue bonds                       3,990                 -             2,014
    Cumulative effect of accounting change                            -                 -            11,881
    Increase (decrease) in valuation allowance on
       parity working capital loans                                 113                 -               (46)
    Net realized gain on sale of A bond receipts                      -            (2,347)                -
    Net amortization of  discounts and premiums on bonds             10                 -                 -
    (Increase) decrease in interest receivable                     (468)              336                84
    (Increase) decrease in other assets                             (78)               38            (1,100)
    Increase (decrease) in accounts payable
      and accrued expenses                                          525              (566)              996
    Increase (decrease) in due to affiliates                         (9)              (86)               71
                                                         ---------------   ---------------   ---------------
Net cash provided by operating activities                        12,823             7,447            15,230
                                                         ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and
  other bond related investments                                (20,867)                -                 -
Principal payments received                                         107                 -                 -
Investment in MLP II                                                  -           (61,000)                -
Distributions from MLP II (Including $49,628 upon dissolution)   52,466             3,499                 -
Proceeds from sale of A bond receipts                                 -            67,700                 -
                                                         ---------------   ---------------   ---------------
Net cash provided by investing activities                        31,706            10,199                 -
                                                         ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                         (933)                -                 -
Distributions                                                   (18,589)          (15,691)          (15,692)
                                                         ---------------   ---------------   ---------------
Net cash used in financing activities                           (19,522)          (15,691)          (15,692)
                                                         ---------------   ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    25,007             1,955              (462)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                       9,810             7,855             8,317
                                                         ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $34,817            $9,810            $7,855
                                                         ===============   ===============   ===============

DISCLOSURE OF NON-CASH ACTIVITIES:
    Net assets received upon dissolution of MLP II              $14,974                 -                 -
                                                         ===============   ===============   ===============

    Contribution of parity working capital loans and
    other assets to MLP II                                            -            $4,647                 -
                                                         ===============   ===============   ===============
   The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1994 THROUGH DECEMBER 31, 1996
(In thousands, except share data)

                                                 Limited Partners
                                                Beneficial Assignee
                                                    Cerificates
                                              -------------------------  General     Preferred Shares
                                                Series I     Series II   Partners   Series I  Series II
                                              ------------ ------------ ---------- ---------- ----------
Balance, January 1, 1994                         $153,984      $80,456      ($334)        $-         $-

Cumulative effect on prior years (to January 1,
 1994) of change in accounting ( Note 12)               -            -          -          -          -
Net income                                         (1,122)       2,438         14          -          -
Distributions                                     (10,000)      (5,294)      (144)         -          -
Change in market value of mortgage
 revenue bonds, available for sale, net                 -            -          -          -          -
Realization of other-than-temporary
 impairment on mortgage revenue
 bonds available for sale                               -            -          -          -          -
                                              ------------ ------------ ---------- ---------- ----------
Balance, December 31, 1994                        142,862       77,600       (464)         -          -

Net income                                          8,749        4,323        132          -          -
Distributions                                     (10,500)      (5,294)      (145)         -          -
Net realized gain on sale of A bond receipts            -            -          -          -          -
                                              ------------ ------------ ---------- ---------- ----------
Balance, December 31, 1995                        141,111       76,629       (477)         -          -

Net income                                          1,065        2,508         36        373        208
Distributions                                      (5,250)      (2,647)       (83)      (429)      (286)
Merger of SCA Tax Exempt Fund into
 Municipal Mortgage and Equity, LLC (Note 3)     (136,926)     (76,490)       524     11,310      6,164
Purchase of treasury stock                              -            -          -          -          -
Change in market value of mortgage
 revenue bonds and other bond related
 investments available for sale, net                    -            -          -          -          -
Realization of other-than-temporary
 impairment on mortgage revenue
 bonds available for sale                               -            -          -          -          -
                                              ------------ ------------ ---------- ---------- ----------
Balance, December 31, 1996                             $0           $0         $0    $11,254     $6,086
                                              ============ ============ ========== ========== ==========

SHARE ACTIVITY:
Issuance of shares in Merger, August 1, 1996                                          16,329      7,637
Purchase of treasury shares                                                                -          -
                                                                                   ---------- ----------
Balance, December 31, 1996                                                            16,329      7,637
                                                                                   ========== ==========

                                              The accompanying notes are an integral part of these financial statements.

                                                                                                           Unrealized
                                                                                                         Gain(loss) on
                                                                                                        mortgage revenue
                                                                                                         bonds and other
                                                                                                          bond related
                                                  Preferred Capital                                       investments
                                                 Distribution Shares    Term Growth  Growth    Treasury    available
                                                Series I    Series II     Shares     Shares     Shares   for sale, net    Total
                                              ------------ ------------ ---------- ---------- ---------- -------------- ---------
Balance, January 1, 1994                               $0           $0         $0         $0         $0             $0  $234,106

Cumulative effect on prior years (to January 1,
 1994) of change in accounting ( Note 12)               -            -          -          -          -         (8,028)   (8,028)
Net income                                              -            -          -          -          -              -     1,330
Distributions                                           -            -          -          -          -              -   (15,438)
Change in market value of mortgage
 revenue bonds, available for sale, net                 -            -          -          -          -          7,380     7,380
Realization of other-than-temporary
 impairment on mortgage revenue
 bonds available for sale                               -            -          -          -          -          2,014     2,014
                                              ------------ ------------ ---------- ---------- ---------- -------------- ---------
Balance, December 31, 1994                              -            -          -          -          -          1,366   221,364

Net income                                              -            -          -          -          -              -    13,204
Distributions                                           -            -          -          -          -              -   (15,939)
Net realized gain on sale of A bond receipts            -            -          -          -          -         (2,347)   (2,347)
                                              ------------ ------------ ---------- ---------- ---------- -------------- ---------
Balance, December 31, 1995                              -            -          -          -          -           (981)  216,282

Net income                                            168           82        153      6,275          -              -    10,868
Distributions                                      (1,774)      (1,054)      (153)    (6,962)         -              -   (18,638)
Merger of SCA Tax Exempt Fund into
 Municipal Mortgage and Equity, LLC (Note 3)        6,165        3,052          -    186,201          -              -         -
Purchase of treasury stock                              -            -          -          -       (933)             -      (933)
Change in market value of mortgage
 revenue bonds and other bond related
 investments available for sale, net                    -            -          -          -          -          9,414     9,414
Realization of other-than-temporary
 impairment on mortgage revenue
 bonds available for sale                               -            -          -          -          -          3,990     3,990
                                              ------------ ------------ ---------- ---------- ---------- -------------- ---------
Balance, December 31, 1996                         $4,559       $2,080         $0   $185,514      ($933)       $12,423  $220,983
                                              ============ ============ ========== ========== ========== ============== =========

SHARE ACTIVITY:
Issuance of shares in Merger, August 1, 1996        8,909        3,809      2,000  11,153,168         -
Purchase of treasury shares                             -            -          -    (60,798)    60,798
                                              ------------ ------------ ---------- ---------- ----------
Balance, December 31, 1996                          8,909        3,809      2,000  11,092,370    60,798
                                              ============ ============ ========== ========== ==========

                                              The accompanying notes are an integral part of these financial statements.


       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company

   Municipal Mortgage and Equity, L.L.C. (the "Company" or the "LLC") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments and secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the
"Partnership"), which was merged into the Company effective August 1, 1996
(the "Merger"). Accordingly, the accompanying consolidated financial statements present the financial position of the Partnership at December 31, 1995 and that of the Company at December 31, 1996; results of operations include those of the Partnership through July 31, 1996 and those of the Company from August 1 through December 31, 1996.

   The Partnership, organized in 1986, consummated public offerings of two series of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. The $296,256,000 of aggregate BAC proceeds, which were used to acquire 22 mortgage revenue bonds, and to advance certain related parity working capital loans, were held in two distinct pools, "Series I" and "Series II." The general partners of the Partnership were SCA Realty I, Inc. (the "Managing General Partner") and SCA Associates 86 Limited Partnership (the "Associate General Partner," and together with the Managing General Partner, the "General Partners").

Basis of Presentation

   The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Prior to the Merger, the consolidated financial statements of the Partnership included the Partnership, The SCA Tax
Exempt Trust (the "Trust"), which holds the Series B Bonds resulting from the Refunding (defined in Note 4) and received the proceeds from the Financing (defined in Note 4), and MLP III Investment Limited Partnership
("MLP III"), a limited partnership owned by the Partnership into which such proceeds were invested. MLP III reinvested such proceeds in MLP II
Acquisition Limited Partnership ("MLP II"), a limited partnership, which was accounted for under the equity method and financial information with respect to which is set forth in Note 4. Immediately prior to the Merger, MLP III and MLP II were dissolved, and the Partnership became the owner of all of their net assets. Subsequent to the Merger on August 1, 1996, the consolidated financial statements of the Company include the Company, the Trust, and the former Associate General Partner of the Partnership, which is 99% owned by the Company. All significant intercompany transactions are eliminated. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Set forth below are the more significant accounting policies followed by the Company in its consolidated financial statements.

Cash and Cash Equivalents

   Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of 90 days or less, both of which are readily convertible
to known amounts of cash in seven days or less.   Cash equivalents are
carried at cost which approximates fair value.

Short-Term Investments

   The Company places short-term investments in highly rated commercial paper and limits the amount of credit exposure with any one issuer. The Company actively evaluates the creditworthiness of the issuers in which it invests. Short-term investments are carried at amortized cost which approximates fair value.

Investment in Mortgage Revenue Bonds and Other Bond Related Investments

Mortgage Revenue Bonds

   Mortgage revenue bonds are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," ("FAS 115"). All investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available-for-sale debt securities and carried at fair value; unrealized holding gains or losses are included as a separate component of shareholders' equity and other-than-temporary impairments are recorded through operations.

   The fair value of participating bonds (i.e., bonds that participate in the net cash flow and net capital appreciation of the underlying properties) that are wholly collateral dependent and for which only a limited active market exists is determined by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates. Annually, the Company engages an independent real estate valuation firm, Robert A. Stanger & Co., Inc.
("Stanger") to assist the Company in reviewing the reasonableness of the estimates of discount rates and capitalization rates used to estimate the fair value of these bonds.

   The fair value of non-participating bonds is based on values from external sources, such as brokers, for these or similar bonds.

   When the estimated fair value of a bond has declined to an amount below amortized cost, the Company considers the following in determining whether the indicated decline is other-than-temporary. With respect to bonds that are not performing in accordance with their contractual terms, the Company considers declines in fair value, if any, to be other-than-temporary. In the absence of evidence to the contrary, indicated impairments of performing bonds are generally considered to be temporary.
The Company evaluates the need for other-than-temporary impairments on an on-going basis.

   Base interest on the bonds is recognized as revenue as it accrues;
contingent interest is recognized when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on non-accrual bonds are applied first to previously recorded accrued interest and, once previously accrued interest is satisfied, is then recognized as income when received. The accrual of interest income is reinstated once a bond's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the bonds at rates negotiated at the time such investments were made. Interest recognized on the bonds is exempt for federal income tax purposes to the shareholders.

Other Bond Related Investments

   The Company purchased Residual Interest Tax-Exempt Securities
Receipts, Series PA-120 ("RITES"), a security offered by Merrill Lynch through its RITES/Puttable Floating Option Tax-Exempt Receipts (the
"P-FLOATs") program discussed more fully in Note 5. The RITES are carried at fair value with unrealized gains or losses included as a separate component of shareholders' equity. The fair value of the RITES is determined based on values from external sources, such as brokers, for these or similar investments. Interest income is recognized as revenue as it accrues. Interest recognized on the RITES is exempt for federal income tax purposes to the shareholders.

   The Company entered into an interest rate swap contract to hedge against interest rate exposure on the Company's investment in the RITES discussed more fully in Note 5. The interest rate swap is carried at fair value with unrealized gains or losses included as a separate component of shareholders' equity. The fair value of the interest rate swap agreement is determined based on values from external sources, such as brokers, for these or similar investments. The differential to be paid or received under this agreement is recognized as an adjustment to interest income related to the RITES. Income received under this interest rate swap agreement is taxable to the shareholders.

Purchase Commitments

   Purchase commitments on bonds and bond related investments are
not recorded on the financial statements  of the Company.   However,
purchase commitments are marked to market with unrealized gains or losses included as a separate component of shareholders' equity. The fair value of the purchase commitment is based on the fair value of the underlying security, the mortgage revenue bond. The fair value of the mortgage revenue bond is estimated in accordance with the Company's valuation policy discussed above.

Investment in Parity Working Capital Loans and Demand Notes

   Parity working capital loans and demand notes are accounted for under the provisions of Statement of Financial Accounting Standards No.
114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114").   FAS
114 requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  A valuation allowance is provided to record the loan impairment with a corresponding charge to net income.

   Base interest on the parity working capital loans is recognized as revenue as it accrues; contingent interest is recognized when received.
Delinquent parity working capital loans are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt.
Interest payments on non-accrual parity working capital loans are applied first to previously recorded accrued interest and, once previously accrued interest has been satisfied, is recognized as income when received. The accrual of interest income is reinstated once a loan's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the loans at rates negotiated at the time such investments were made. Interest recognized on the parity working capital loans is taxable to the shareholders.

   Interest on demand notes is recognized as revenue as it accrues.
Interest income is also recognized for the portion of the principal payments received that represents payment for previously unaccrued interest.
Interest recognized on the demand notes is taxable to the shareholders.

Loan Origination and Guarantee Fee Revenue

   Loan origination fees are deferred and are amortized into income to approximate a level yield over the estimated lives of the related investments. Loan guarantee fees are recognized over the term of the guarantee period.

Premiums and Discounts on Purchased Investments

   Premiums and discounts on purchased investments are amortized into income over the term of the related investment to approximate a level yield over the life of the investment.

Earnings per Share/BAC

   Earnings per BAC (for periods prior to August 1, 1996) are calculated on a Series basis using the income or loss attributable to Series
I and Series II and the average number of BACs of each Series outstanding.
Earnings per share for Preferred Shares and Preferred Capital Distribution
Shares ("Preferred CD Shares"), are calculated by dividing net income allocable to the shares by the average number of shares outstanding.

   Earnings per share for Growth Shares is calculated by dividing net income allocable to Growth Shares by the weighted average number of Growth Shares outstanding plus the weighted average of common stock equivalents. Common stock equivalents consist of stock options and shares potentially issuable under the non-employee director share plan and the employee incentive plan. The weighted average number of shares outstanding for the five months ended December 31, 1996 was 11,122,705.

Income Taxes

   No recognition has been given to income taxes in the accompanying financial statements as the distributive share of the Company's income, deductions and credits is included in each shareholder's income tax returns. Management believes that the Company is not subject to income taxes. The tax basis of the Company's net assets exceeds the carrying value for book purposes by approximately $82 million.

Significant Risks and Uncertainties

   Because the Company's assets consist primarily of bonds and other bond related investments secured by non-recourse mortgage loans on real estate projects, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including interest rate changes, demographics, local real estate markets, and individual property performance.

   The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value, even though only a limited market exists for them. Because only a limited market exists for most of the Company's bonds and other bond related investments, fair value is estimated by management in accordance with the Company's valuation procedures discussed above.
These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by management were intended to estimate the amounts at which the bonds could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions could significantly affect estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the bonds existed, and the differences could be material.

NOTE 3 - THE MERGER

   Effective August 1, 1996, the Partnership merged into the Company following the approval of the Merger by the holders of a majority of the outstanding Series I BACs and Series II BACs. The Merger preserved the pass-through tax status of the primarily tax-exempt income generated by the Company's bonds and resulted in self-management through a Board of Directors elected by the shareholders and the alignment of the financial interests of the former General Partners with those of the shareholders.
In connection with their approval of the Merger, the Partnership's BAC holders were provided with the opportunity to elect to exchange their BACs for Preferred Shares, Preferred CD Shares, or Growth Shares, depending upon their individual investment objectives.

   In connection with the Merger, the Company authorized the issuance of up to 200,000 Series I and 96,256 Series II Preferred Shares, up to 200,000 Series I and 96,256 Series II Preferred CD Shares and up to
11,770,000 Growth Shares as merger consideration to the Partnership's BAC holders in exchange for their BAC's. Specifically, the 296,256 outstanding
BACs (200,000 Series I and 96,256 Series II) outstanding immediately prior to the Merger were exchanged for 23,966 Preferred Shares (16,329 Series
I and 7,637 Series II), 12,718 Preferred CD Shares (8,909 Series I and 3,809
Series II) and 10,270,127 Growth Shares. The Company also authorized the issuance of merger consideration in the form of 1,000 shares of a special class of Growth Shares ("Term Growth Shares") to the former General
Partners, in exchange for the relinquishment of their general partnership interests in the Partnership, and 1,000 Term Growth Shares to a Merrill
Lynch affiliate in exchange for their subordinated BACs.  Term Growth
Shares are entitled to an aggregate 2% interest in cash distributions from the Company (subordinated to the rights of the Preferred and Preferred
CD Shares, and before distributions to Growth Shareholders).

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

   As a result of the above transactions, at the close of business on July 31, 1996, the Partnership was the owner of substantially all of the net assets of MLP II and MLP III. Accordingly, MLP II's assets, liabilities and results of operations are included directly in the financial statements of the Company rather than being accounted for on the equity method as they were in the Partnership's financial statements. On a pro forma basis, these MLP transactions had an insignificant impact on the net assets of the Partnership as of July 31, 1996 and on net income of the Partnership for the seven months ended July 31, 1996 and the year ended December 31, 1995. The primary pro forma income statement impact would be the following approximate reclassifications (millions):

                                        Seven months
                                           ended                    Year ended
                                          July  31,                December 31,
                                             1996                      1995
                                        ------------               ------------
Interest on mortgage revenue bonds          ($1.4)                    ($2.3)
Equity in income of MLP II                  ( 2.1)                    ( 3.2)
Interest on short-term investments
   and demand notes                           3.5                       5.5

   Upon the consummation of the Merger, the General Partners and their affiliates contributed their mortgage acquisition and servicing activities in exchange for 883,033 Growth Shares. The Partnership retained
Stanger, an independent third party, to render an opinion regarding the fairness, from a financial point of view, of the allocation of Growth Shares and Term Growth Shares to the Series I and Series II BAC holders. As a result of the contribution of the acquisition and servicing activities by the General Partners and their affiliates, the Company, and more specifically, the Growth Shareholders, will receive additional income which is primarily tax-exempt.

   The capitalization of the Company in accordance with the terms of the Merger is reflected in the accompanying financial statements. Because the interests of a significant majority of the former Series I and Series II BAC holders have now been merged as a result of their election to receive Growth
Shares, separate financial statements for Series I and Series II are no longer presented as supplementary information. Results of operations continue to be maintained by Series, however, as required for those former Series I and Series II BAC holders electing either Preferred Shares or Preferred CD Shares, and appropriate allocations of net income are reflected in the accompanying financial statements.

NOTE 4 - THE FINANCING

   On February 14, 1995, the Financing was consummated, resulting in the receipt of gross proceeds of $67,700,000 from the sale of the same aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts
(the "Receipts"). The Receipts are collateralized by a pool of newly refunded bonds issued in exchange for 11 of the Partnership's original bonds secured, respectively, by Barkley Place, Montclair, Newport Village, Nicollet
Ridge, Steeplechase Falls, Gilman Meadows, Mallard Cove I, Mallard Cove
II, The Meadows, Hamilton Chase and Whispering Lake properties, all of which had defaulted on their original debt obligations. The cash stream from one additional bond, Creekside Village, which also had defaulted on its original debt obligation, was pledged as further security for the Receipts.

   Prior to the Financing, the 11 original bonds, in the aggregate principal amount of $126,590,000, were refunded (the "Refunding") into a Series A
Bond and a Series B Bond (the aggregate principal amount of which equals that of the original bond), each with an extended maturity date of January
2030.  The aggregate principal amount of the Series A Bonds and Series B
Bonds is $67,700,000 and $58,890,000, respectively. Each Series B Bond is subordinate to the related Series A Bond. The Series A Bonds bear interest at various fixed annual rates, ranging from 7.05% to 7.40%, payable monthly, and are subject to mandatory sinking fund redemptions beginning January 1, 2001.

   The Partnership deposited the Series A Bonds and Series B Bonds with the Trust, which was created to hold these assets, and the Trust issued a certificate of participation in the corpus and the income of the Trust to the Partnership. The Trust then deposited the Series A Bonds with a custodian, and the Receipts, collateralized by the Series A Bonds, were sold. As a result of the sale of the Receipts, the Company no longer has any interest in the Series A Bonds. The Series B Bonds and their general terms are discussed in Note 5.

   As a result of the sale of the Receipts, the Company recognized a gain of approximately $623,000. Included in this amount is a portion of the net unrealized gain associated with the refunded bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. The portion of the unrealized gain (loss) recognized for each bond was determined by allocating the net carrying amount at the time of sale to its corresponding
Series A Bond and Series B Bond based upon their relative fair values, using the concepts outlined in the Financial Accounting Standard Board's Emerging
Issues Task Force Issue No. 88-11.

   The Receipts are credit-enhanced by Financial Security Assurance Inc.
("FSA") and are rated AAA and Aaa by Standard and Poors and Moody's, respectively. In order to obtain such credit enhancement and investment grade rating, the cash stream from the properties collateralizing the 11 bonds, as well as the Creekside Village bond, was pledged to FSA.

   Through the Series A Bonds held by the custodian, the Receipts have a fixed interest rate and preferred return position, resulting in a guaranteed, preferred, fixed-rate tax-exempt return paid by the operating partnerships.
The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax-exempt interest rate through 2004.  This mechanism is intended to allow the Company to realize the potential benefit of traditionally lower floating tax-exempt interest rates by lowering the effective cost of the Series A Bonds to the operating partnerships which, for 1996 and
1995, enabled the operating Partnerships to pay an additional $1.8   million and
$1.3 million, respectively,  in Series B Bond interest payments to the Company.
Under this interest rate swap, the operating partnerships are obligated to pay a floating rate equivalent to the PSA Municipal Swap Index.  Also, an interest rate cap was purchased for approximately $4.2 million by the operating partnerships to limit their exposure (and ultimately the Company's) resulting from the floating tax-exempt interest rate obligation.  The purchase price of the interest rate cap and approximately $800,000 of transaction expenses incurred on behalf of the operating partnerships were financed by a loan of approximately $5 million from the Financing proceeds to the operating partnerships, evidenced by demand notes (the "Load Loan Demand Notes").

   The sale of the Receipts resulted in gross proceeds of $67,700,000 and net proceeds of $56,831,000 available for further investment after deduction of the $4.2 million cost of the interest rate cap and payment of $6.7 million of transaction costs and provision for additional working capital reserves. Management believes that the transaction costs, all of which were paid to third parties, were appropriate and consistent with transactions of similar size and characteristics.

   The Trust and, prior to its dissolution, MLP III are included in the consolidated financial statements of the Company. Financial information for MLP II, which was accounted for under the equity method, is set forth below.
MLP II followed the same accounting policies followed by the Company.


MLP II ACQUISITION LIMITED PARTNERSHIP
BALANCE SHEETS
(In thousands)


                                                         August 1,       December 31,
                                                            1996             1995
                                                      ---------------- ----------------
ASSETS
Cash and cash equivalents                                          $0             $348
Short-term investments                                              -           57,236
Notes receivable from operating partnerships                        -            7,250
Due from operating partnerships                                     -              755
Other assets                                                        -              216
                                                      ---------------- ----------------
Total assets                                                       $-          $65,805
                                                      ================ ================
LIABILITIES AND PARTNERS' CAPITAL
Due to affiliates                                                  $0             $120
Distributions payable                                               -               20
                                                      ---------------- ----------------
Total liabilities                                                   -              140
                                                      ---------------- ----------------
Partners' capital
   General partner                                                  -              366
   Limited partners                                                 -           65,299
                                                      ---------------- ----------------
Total partners' capital                                             -           65,665
                                                      ---------------- ----------------
Commitments and contingencies                                       -                0

Total liabilities and partners' capital                            $0          $65,805
                                                      ================ ================

STATEMENTS OF INCOME
(In thousands)

                                                             For the period
                                                      ---------------------------------
                                                        January 1 to    February 15 to
                                                       July 31, 1996   December 31, 1995
                                                      ---------------- ----------------
Interest income and other                                      $3,825           $5,850
Operating expenses                                                182               18
                                                      ---------------- ----------------
Net income                                                     $3,643           $5,832
                                                      ================ ================
Net income allocated to general partner                        $1,502           $2,681
                                                      ================ ================
Net income allocated to limited partners                       $2,141           $3,151
                                                      ================ ================

MLP II ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(In thousands)

                                                               For the period
                                                      ---------------------------------
                                                        January 1 to    February 15 to
                                                       July 31, 1996   December 31, 1995
                                                      ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $3,643           $5,832
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization                                                    2               17
    (Increase) decrease in interest receivable                    111             (343)
    (Increase) decrease in other assets                           206             (140)
    Increase (decrease) in due to affiliates                      (15)             120
                                                      ---------------- ----------------
Net cash provided by operating activities                       3,947            5,486
                                                      ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments              56,893          (56,893)
Issuance of load loans to operating partnerships                    -           (4,233)
Purchases of mortgage revenue bonds                            (7,455)               -
Principal payments on notes receivable from operating             547              782
                                                      ---------------- ----------------
Net cash provided by (used in) investing activities            49,985          (60,344)
                                                      ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from partners                                  -           61,001
Distribution to partners (including $49,698 upon
  dissolution)                                                (54,280)          (5,795)
                                                      ---------------- ----------------
Net cash provided by (used in) financing activities           (54,280)          55,206
                                                      ---------------- ----------------
Net increase (decrease) in cash and cash equivalents             (348)             348
Cash and cash equivalents at beginning of period                  348                -
                                                      ---------------- ----------------
Cash and cash equivalents at end of period                         $0             $348
                                                      ================ ================

DISCLOSURE OF NON-CASH ACTIVITIES:
Contribution of working capital loans and other assets
 (to) from MLP III Investment Limited Partnership            ($14,974)          $4,647
                                                      ================ ================
Transfer of other assets to operating partnerships                 $0             $755
                                                      ================ ================

MLP II ACQUISITION LIMITED PARNTERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD JANUARY 1, 1995 THROUGH AUGUST 1, 1996
(In thousands)

                                                         Limited          General
                                                         Partners         Partner            Total
                                                      ---------------- ---------------- ----------------
Balance, January 1, 1995                                           $0               $0               $0
Net contributions                                              65,647                1           65,648
Net income                                                      3,151            2,681            5,832
Distribution to partners                                       (3,499)          (2,316)          (5,815)
                                                      ---------------- ---------------- ----------------
Balance, December 31, 1995                                     65,299              366           65,665
Net income                                                      2,141            1,502            3,643
Distribution to partners                                       (2,768)          (1,796)          (4,564)
Distribution upon dissolution of partnership                  (64,672)             (72)         (64,744)
                                                      ---------------- ---------------- ----------------
Balance, August 1, 1996                                            $0               $0               $0
                                                      ================ ================ ================

NOTE 5 -  INVESTMENT IN MORTGAGE REVENUE BONDS AND OTHER BOND
RELATED INVESTMENTS

   Of the 22 original bonds acquired by the Partnership, 16 were unable to support their entire debt service obligation, after other sources of debt service other than property operations. In lieu of foreclosure, the deeds to the properties collateralizing these bonds were transferred to partnerships affiliated with the former Managing General Partner of the Partnership ("New Borrowers") or an affiliate of the former Managing
General Partner was designated as the general partner of the original borrowing entity. Although the Company has not waived the defaults under these bonds, it does not intend to accelerate their maturity. In addition, the Company is responsible for the post-transfer operating deficits of New Borrowers. No operating deficits were funded for the three years ended December 31, 1996.

   As of December 31, 1996, the Company held 30 bonds (11 participating original bonds, five non-participating bonds, 12 participating subordinate bonds and two non-participating subordinate bonds) and one bond related investment, which are collateralized by 31 individual properties. The following table provides certain information with respect to each of the bonds and bond related investments.

                                                                 December 31, 1996                 December 31, 1995
                                                                 --------------------------------  --------------------------------
                                   Base                  Face    Amortized   Unrealized   Fair     Amortized   Unrealized   Fair
Investment in Mortgage           Interest   Maturity    Amount      Cost     Gain (Loss)  Value       Cost     Gain (Loss)  Value
Revenue Bonds (Note 5)             Rate       Date      (000s)     (000s)      (000s)     (000s)     (000s)      (000s)     (000s)
-----------------------------   ----------  ---------  --------  ----------  ----------  --------  ----------  ----------  --------
Participating Bonds (1):
 Alban Place                 (2)    7.875   Oct. 2008  $10,065     $10,065       ($773)   $9,292     $10,065       ($336)   $9,729
 Creekside Village           (2)    7.500   Nov. 2009   11,760       7,396         120     7,516       8,635           -     8,635
 Emerald Hills               (2)    7.750   Apr. 2008    6,725       6,725         455     7,180       6,725         626     7,351
 Lakeview Garden             (2)    7.750   Aug. 2007    9,003       5,674          98     5,772       6,988           -     6,988
 Newport-on-Seven            (2)    8.125   Aug. 2008   10,125       7,898         618     8,516       7,898           -     7,898
 North Pointe                (2)    7.875   Aug. 2006   25,185      12,738       1,536    14,274      12,739       1,170    13,909
 Northridge Park             (2)    7.500   June 2012    8,815       8,815      (2,959)    5,856       8,815      (1,625)    7,190
 Riverset                    (2)    7.875   Nov. 1999   19,000      19,000         560    19,560      19,000      (2,255)   16,745
 Southfork Village           (2)    7.875   Jan. 2009   10,375      10,375       1,337    11,712      10,375         492    10,867
 Villa Hialeah               (2)    7.875   Oct. 2009   10,250      10,250      (2,609)    7,641      10,250        (725)    9,525
 Willowgreen                 (2)    8.000   Dec. 2010    9,275       6,770         (13)    6,757       7,901           -     7,901
                                                                 ----------  ----------  --------  ----------  ----------  --------
 Subtotal participating bonds                                      105,706      (1,630)  104,076     109,391      (2,653)  106,738
                                                                 ----------  ----------  --------  ----------  ----------  --------
Non-Participating Bonds:
 Riverset II                 (4)    9.500   Oct. 2019    7,610       7,222         826     8,048           -           -         -
 Charter House               (4)    7.450   July 2026    7,675       7,752         (38)    7,714           -           -         -
 Hidden Valley               (4)    8.250   Jan. 2026    1,705       1,705         (46)    1,659           -           -         -
 Oakbrook                    (4)    8.200   July 2026    3,210       3,242          14     3,256           -           -         -
 Torries Chase               (4)    8.150   Jan. 2026    2,080       2,080          20     2,100           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
 Subtotal non-participating bonds                                   22,001         776    22,777           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
Participating Subordinate Bonds (1):
 Barkley Place               (3)   16.000   Jan. 2030    3,480       2,445         483     2,928       2,445           -     2,445
 Gilman Meadows              (3)    3.000   Jan. 2030    2,875       2,530         964     3,494       2,530         176     2,706
 Hamilton Chase              (3)    3.000   Jan. 2030    6,250       4,140         778     4,918       4,140           -     4,140
 Mallard Cove I              (3)    3.000   Jan. 2030    1,670         798         146       944         942          80     1,022
 Mallard Cove II             (3)    3.000   Jan. 2030    3,750       2,429         420     2,849       2,590         284     2,874
 Meadows                     (3)   16.000   Jan. 2030    3,635       3,716         719     4,435       3,716         103     3,819
 Montclair                   (3)    3.000   Jan. 2030    6,840       1,691       2,798     4,489       1,691           -     1,691
 Newport Village             (3)    3.000   Jan. 2030    4,175       2,973       1,901     4,874       2,973         287     3,260
 Nicollet Ridge              (3)    3.000   Jan. 2030   12,415       6,075         573     6,648       6,075         475     6,550
 Steeplechase Falls          (3)   16.000   Jan. 2030    5,300       5,852       2,361     8,213       5,851         267     6,118
 Whispering Lake             (3)    3.000   Jan. 2030    8,500       4,779       1,182     5,961       4,779           -     4,779
 Riverset II                 (4)   10.000   Oct. 2019    1,489           -         913       913           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
 Subtotal participating subordinate bonds                           37,428      13,238    50,666      37,732       1,672    39,404
                                                                 ----------  ----------  --------  ----------  ----------  --------
Non-Participating Subordinate Bonds:
 Independence Ridge          (4)   12.500   Dec. 2015    1,045       1,045           -     1,045           -           -         -
 Locarno                     (4)   12.500   Dec. 2015      675         675           -       675           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
 Subtotal non-participating subordinate bonds                        1,720           -     1,720           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
Other Bond Related Investments:
 RITES                       (4)                         3,600       4,354         299     4,653           -           -         -
 Interest rate swap          (5)                         7,200           -        (260)     (260)          -           -         -
 Purchase commitment         (6)                        33,900           -           -         -           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
 Subtotal other bond related investments                             4,354          39     4,393           -           -         -
                                                                 ----------  ----------  --------  ----------  ----------  --------
Total investment in mortgage
  revenue bonds and other bond related investments                $171,209     $12,423   $183,632   $147,123       ($981)  $146,142
                                                                 ==========  ==========  ========  ==========  ==========  ========

 (1) These bonds also contain additional interest features contingent on available cash flow, except for Barkley Place, Meadows, and Steeplechase Falls.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) 1996 Acquisitions.
 (5) Amount represents notional amount of interest rate swap agreement.  See discussion below for further explanation.
 (6) On November 12, 1996, the Company agreed to purchase a bond with a face amount of $33,900,000.  For further discussion see Note 11.

General Mortgage Loan Terms

   The Company's rights under all of the bonds held by it are defined by the terms of the related mortgage loans, which are assigned to the Company to secure the payment of principal and interest under the bonds. These assignments include assignments of mortgages on the underlying properties and of rents.

Participating Bonds

   The proceeds from the 22 original bonds were used to make nonrecourse participating first mortgage loans on multifamily housing developments. Additional collateral was provided in the form of property level operating reserves funded from construction period cash flow and by operating deficit guarantees. Of the additional collateral originally provided, the property level operating reserves have been exhausted on all but three of the loans, and all but one of the operating deficit guarantees have expired.

   Of the 22 original bonds, the 11 bonds not refunded in the Financing transaction (and the 11 refunded bonds for the period prior to the Financing) provide for the payment of base interest and additional contingent interest. Principal on the mortgage loans will not be amortized while held by the Company, but will be required to be repaid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as the Company may require. The mortgage loans are non-assumable except with the consent of the Company. Prepayment is prohibited during the first seven years of the mortgage loan. Between years eight and eleven, the mortgage loan may be prepaid at the option of the borrower subject to a declining penalty. Prepayments after the twelfth year, subject to par value appraisals, are allowed without regard to whether the mortgaged property is sold or refinanced. The Company may also require prepayment of the mortgage loan upon the occurrence of an event which would cause significant risk that the interest on the bonds would be subject to federal income taxation.

   The mortgage loans bear interest at base rates determined by arms length negotiations that reflected market conditions existing at the time the original bonds were purchased by the Company. Each loan provides for contingent interest in an amount equal to the difference between the stated base interest rate and 16%. During the construction period, each original bond bore interest at base rates that were separately negotiated, and payment of any construction period contingent interest was deferred until the project was sold or refinanced. Contingent interest (other than contingent interest during the construction period) is payable during the year from 100% of the project cash flow until the Company's aggregate non-compounded interest rate equals the base interest rate plus 1.5% to 2.5% (first tier contingent interest), as the case may be, on each mortgage loan. Any remaining cash flow is divided equally with the property owner until the Company reaches its 16% annual limit. To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the difference is deferred until the mortgaged property is sold or the mortgage loan repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are all paid to the Company to the extent necessary for the Company to recover the base rate plus first tier contingent interest previously deferred; thereafter, 50% of any excess sale or repayment proceeds is paid to the Company until it reaches its 16% per annum limit. Accordingly, the ability of the Company to collect contingent interest on the original bonds is dependent upon the level of project cash flow and sale or repayment proceeds.

   With respect to the 22 original bonds held by the Company prior to the Refunding, 14 had been placed on non-accrual status as of December 31, 1994. On February 14, 1995, 11 of these 14 were refunded in connection with the Financing. During 1995, two additional bonds (Lakeview and Willowgreen) were placed on non-accrual status. No additional bonds were placed on non-accrual status during 1996. Thus as of December 31, 1996 and 1995, five original bonds were on non-accrual status. Additional interest income that would have been recognized had these original bonds not been placed on non-accrual status was approximately $1.8 million, $2.2 million and $3.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Non-Participating Bonds

   On January 19, 1996, the Partnership acquired through MLP II  a
Series A Bond collateralized by Riverset II, a multifamily property located in Memphis, Tennessee for $7,208,000. The bond was purchased at a discount of $402,000, which is being amortized into income to approximate a level yield over the life of the bond. The bond bears interest at the stated annual rate of 9.50%. Principal payments begin in 2013 until maturity in 2019.

   On December 12, 1996, the Company purchased for approximately
$7.7 million a mortgage revenue bond collateralized by Charter House, a multifamily property located in Lenexa, Kansas. The bond provides for interest at the stated annual rate of 7.45%. Principal amortization on the mortgage began in January 1997 and continues through the initial remarketing date in July 2006. At the remarketing date the remarketing agent is required to adjust the interest rate to enable the bonds to be remarketed at par but in no event shall the interest rate be greater than 12%. Principal amortization will also be adjusted accordingly. The bond matures in July 2026. The bond was purchased at a premium of $76,750 which is being amortized into income to approximate a level yield over the life of the bond. The Company may require mandatory redemption upon the occurrence of an event which would cause significant risk that the interest on the bond would be subject to federal income taxation.

   Also, on December 12, 1996, the Company purchased the following three Series A Bonds with stated annual interest rates ranging from 8.15% to 8.25%: (1) a bond collateralized by Torries Chase, a multifamily property located in Olathe, Kansas, for approximately $2.1 million; (2) a bond collateralized by Oakbrook, a multifamily property located in Topeka, Kansas, for approximately $3.2 million; and (3) a bond collateralized by Hidden Valley, a multifamily property located in Kansas City, Missouri, for approximately $1.7 million. The Oakbrook bond was purchased at a premium of $32,100 which is being amortized into income to approximate a level yield over the life of the bond. Principal amortization for Hidden Valley and Torries Chase began in July 1996 and continues through maturity, January 2026. Principal amortization for Oakbrook began January 1997 and continues through maturity, July 2026. Between years ten and twelve, the bonds are subject to optional redemption at the option of the borrowers subject to a declining penalty. The Company may require mandatory redemption upon the occurrence of an event which would cause significant risk that the interest on the bonds would be subject to federal income taxation.

   As of December 31, 1996, there were no non-participating bonds on non-accrual status.

Subordinate Participating Bonds

   The Series B Bonds resulting from the Refunding, except for Steeplechase Falls, Barkley Place and The Meadows, bear annual interest equal to the greater of (i) three percent (3%) per annum ("base interest") and (ii) the amount of available cash flow not exceeding 16%. To the extent annual interest paid on these Series B Bonds for the period is less than 16%, the difference between 16% and the greater of (i) actual interest collected and
(ii) base interest payable on the earlier of the maturity date or the redemption date. The Series B Bonds relating to Steeplechase Falls, Barkley Place and The Meadows bear interest at the annual rate of 16%. Principal amortization on these Series B Bonds prior to their maturity in January 2030 is permitted but not required. To the extent the operating partnerships have available cash flow, as defined, interest is payable monthly.

   The Series B Bonds resulting from the Refunding are subordinate in priority and right of payment to the related Series A Bonds and Demand Notes (discussed in Note 6) and are payable only to the extent of available cash flow. For the years ended December 31, 1996 and 1995, interest payments of approximately $4.8 million and $3.4 million, respectively, were received on these Series B Bonds. All 11 of the bonds were on non-accrual status. As of December 31, 1996 and 1995, the three Series B Bonds that bear interest at 16% were unable to pay full base interest. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $760,000 and $802,000 for the years ended December 31, 1996 and 1995, respectively.

   In connection with the purchase of the Riverset II Series A Bond, the Company also acquired the related Series B mortgage revenue bond, with a face value of $1,519,000, which was allocated $30,000 of the total purchase
price.   The bond, which matures in 2019, bears interest equal to the extent of available cash flow not to exceed the annual rate of 10%. Principal amortization is required to the extent cash is available in accordance with the bond terms. For the year ended December 31, 1996, the interest and principal payments received on the bond were approximately $25,000 and $30,000, respectively.

   All of the participating subordinate bonds are on non-accrual status as of December 31, 1996.

Non-Participating Subordinate Bonds

   On August 30, 1996, the Company purchased the following two non-participating Series B Bonds providing for interest at the stated annual rate of 12.5%: (1) a bond collateralized by Locarno, a multifamily property located in Kansas City, Missouri for $675,000 and (2) a bond collateralized by Independence Ridge, a multifamily property located in Jackson County, Missouri for $1,045,000. Both bonds were purchased at face value.
Principal may be repaid in a lump sum payment any time after the initial remarketing date but is required no later than the maturity date in 2015.

   As of December 31, 1996, there were no non-participating subordinate bonds on non-accrual status.

Bond Related Investments

   On October 15, 1996, the Company purchased $3.6 million (par value) in RITES, a security offered by Merrill Lynch through its P-FLOATs Program for approximately $4.4 million. The RITES are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs and RITES. For the Series PA-120 P-FLOATs and RITES, Merrill placed into a trust $10.8 million in multifamily revenue bonds with a coupon of 7.875% collateralized by South Pointe Apartments and Hunters Ridge Apartments, two properties located in St. Louis, Missouri. The trust was securitized into $7.2 million in P-FLOATs and $3.6 million in RITES. The P-FLOATs are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs at par. The RITES are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the $10.8 million bond after payment of all fees and the P-FLOATs interest. The $800,000 premium paid for the RITES is being amortized into income to approximate a level yield over the term of the RITES. The RITES are subject to mandatory semi-annual call provisions.

   The Company entered into an interest rate swap contract to hedge against interest rate exposure on the Company's investment in the RITES. Under the interest rate swap agreement, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate equal to 5.22%. In return, the Counterparty will pay the Company a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. The average PSA rate for the period covered was approximately 3.54%. The interest rate swap agreement matures on July
1, 2005. The swap contract in conjunction with the RITES is intended to produce a relatively constant yield of approximately 8.5% over the effective duration of the RITES. Risks arise from the possible inability of the Counterparty to meet the terms of the contract with the Company.
However, there is no current indication of such inability. The fair value of the interest rate swap agreement at December 31, 1996 is ($260,000).
For the period ended December 31, 1996, the net amount due and payable under the interest rate swap agreement is approximately $32,000. To the extent the Company receives net income under the interest rate swap agreement, taxable income will result.

Valuation Adjustments

   For the year ended December 31, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds and other bond related investments available for sale increased shareholders' equity by approximately $9.4 million. The Company recorded other-than-temporary impairments totaling $3,990,000 on five bonds: Creekside ($1,239,000), Lakeview ($1,315,000), Willowgreen ($1,131,000), Mallard I ($143,000) and
Mallard II ($162,000) in the second quarter of 1996. For 1995, there were no other-than-temporary impairments. During 1994, the Company recorded an other-than-temporary impairment of $2,014,000 on the Lakeview bond.

   The other-than-temporary impairments (and the unrealized gains and losses) discussed above do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream nor the financial obligations under the bonds. The Company will continue to evaluate the need for other-than-temporary impairments in the future as circumstances dictate.

NOTE 6 - PARITY WORKING CAPITAL LOANS AND DEMAND NOTES

Parity Working Capital Loans

   As of December 31, 1996 and 1995, the Company held 10 parity working capital loans, all relating to the remaining original bonds and having terms similar to those of the bonds to which they relate . The carrying value of the Company's investment in parity working capital loans is believed by management to approximate fair value, in the absence of a readily available market, and reflects valuation allowances of $713,000 and $600,000 at December 31, 1996 and 1995, respectively.

   At December 31, 1994, there were 13 parity working capital loans on non-accrual status. On February 14, 1995, ten of the loans placed on non-accrual status were converted into working capital demand notes, discussed below. During 1995, two additional loans were placed on non-accrual status. No additional loans were placed on non-accrual status during 1996. Thus as of December 31, 1996 and 1995, five loans were on
non-accrual status.   Additional interest income that would have been
recognized had these loans not been placed on non-accrual status was approximately $56,000, $68,000 and $71,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Demand Notes

   As part of the Financing, ten parity working capital loans, and unpaid and accrued interest thereon, aggregating approximately $4.8 million, were converted to Working Capital Demand Notes, and unpaid and unaccrued base interest receivable of approximately $15.5 million on the eleven refunded original bonds were converted to Accrued Interest Demand
Notes. In addition, as discussed in Note 4, the approximately $5.0 million loan to the operating partnerships in connection with the Financing is a demand loan represented by the Load Loan Demand Notes.

   The Working Capital, Accrued Interest and Load Loan Demand Notes (collectively the "Demand Notes"), in the aggregate original principal face amount of approximately $25.3 million, are due on demand, but in any case not later than January 2030. The Demand Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. For 1996 and 1995, the Blended Annual Rate approximated 5.77% and 6.6%, respectively. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments are payable monthly. Beginning on September 1, 1996, the principal payments on the Working Capital Demand Notes and the Load Loan Demand Notes were suspended and deferred until further notice.

   For financial reporting purposes, interest income is recognized for the portion of principal payments received that represents payment for previously unaccrued interest. For the period August 1, 1996 to December 31, 1996, approximately $722,000 was received by the Company for principal payments on the Demand Notes, of which approximately $645,000 was recorded as
income.   For the periods ended July 31, 1996 and December 31, 1995, approximately $1.5 million and $2.2 million, respectively, was received for principal payments on the Demand Notes, of which approximately $943,000 and $1.4 million, respectively, was recorded as income in the financial statements of MLP II.

   For disclosure purposes, the fair value of the parity working capital loans is determined in conjunction with the valuation of the bonds to which they relate and is believed by management to approximate carrying value. The Demand Notes, together with the Series B Bonds, primarily represent the residual interest (after the Series A Bonds that were sold) in the cash flows
of the underlying property collateral.   Only a limited active market exists for
both Demand Notes and the Series B Bonds. Also, as illustrated above, as long as the Company is entitled to the residual cash flow, to the extent permitted under the terms of the Demand Notes and the Series B Bonds, the specific cash flows applicable to each of the residual interests may be altered from time-to-time. Accordingly, it is difficult and, in the opinion of management, not meaningful to estimate a separate fair value for the Demand Notes. However, under the assumption that the fair value of the parity working capital loans approximates their carrying value, and using discounted cash flow analyses for the Demand Notes based on their terms as they existed at December 31, 1996 and 1995, an aggregate fair value for the Company's direct and indirect investment in parity working capital loans and Demand
Notes could be estimated to be $19.3 million and $21.3 million at December
31, 1996 and 1995, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Upon consummation of the Merger (see Note 3), all employees of an affiliate of the former Managing General Partner of the Partnership who were necessary for the prudent operations of the Company became employees of the Company, which now incurs their salary expenses directly. Certain administrative services, including services performed by shared personnel, continue to be performed by an affiliate that receives direct reimbursement from the Company on a monthly basis. The expense associated with the shared personnel was previously charged to salaries as shown in the following table.

                                                          For the year ended December 31,
                                             ---------------------------------------------------------
                                                   1996                1995                1994
                                                  (000's)             (000's)             (000's)
                                             -----------------   -----------------   -----------------
Charged to Series I:
  Salaries of noncontrolling persons &
     related expenses                                    $321                $458                $439
  Other administrative expenses                            51                  95                 109
                                             -----------------   -----------------   -----------------
          Expenses reimbursed                            $372                $553                $548
                                             =================   =================   =================
Charged to Series II:
  Salaries of noncontrolling persons &
     related expenses                                    $154                $220                $212
  Other administrative expenses                            25                  46                  52
                                             -----------------   -----------------   -----------------
          Expenses reimbursed                            $179                $266                $264
                                             =================   =================   =================

Charged to Company subsequent
   to July 31, 1996:
   Other adminstrative expenses                           $56                   -                   -
                                             =================   =================   =================
Total:
  Salaries of noncontrolling persons &
     related expenses                                    $475                $678                $651
  Other administrative expenses                           132                 141                 161
                                             -----------------   -----------------   -----------------
          Expenses reimbursed                            $607                $819                $812
                                             =================   =================   =================



  Included in the amounts Due to Affiliates in the accompanying balance sheets are amounts payable to the former Managing General Partner and its affiliates related to such costs. At December 31, 1996 and 1995, the amounts due approximated $-0- and $7,000, respectively.

  Affiliates of certain directors and officers of the Company are also responsible for a full range of property management functions for certain properties which collateralize the Company's investments in mortgage revenue bonds. For these services the affiliates receive property management fees pursuant to management fee contracts. Consistent with the Company's Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During the years ended December 31, 1996, 1995 and 1994, these fees approximated $1,026,000, $950,000, and $707,000, respectively.

  Certain entities which control certain operating partnerships, whose property is the underlying collateral for the Company's bond investments, are controlled by Mark K. Joseph, the Chairman of the Board and Chief Executive Officer of the Company. These operating partnerships were created as successors to the original borrowers. The loan obligations preserve the participation in cash flow for the bond holder and assure thereby that the Company will realize the primary economic benefit from the transactions. However, such entities could have interests which do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could desire to take might be selling a property, and thereby causing a redemption event, at a time and under circumstances which would not be advantageous to the Company.

  On September 1, 1996, the eleven operating partnerships included in the Financing entered into an agreement with the Company whereby the principal amortization on the Working Capital and Load Loan Demand Notes were suspended. The managing general partner of these operating partnerships is an entity controlled by an affiliate of certain directors and officers. This action did not change the total cash payments received from the operating partnerships, but did result in additional interest income of $313,000.

  Shelter Development Holdings, Inc. the "Special Shareholder" is personally liable for the obligations and liabilities of the Company. Mr. Joseph has an ownership interest in the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, then the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1,000,000.

  Prior to the Merger, the former Associate General Partner received fees for mortgage servicing from the operating partnerships owning the mortgaged properties. The fees paid by all operating partnerships to the former Associate General Partner approximated $1.2 million for the period January 1 through July 31, 1996 and approximately $2 million for each of the years ended December 31, 1995 and 1994, respectively. As discussed in Note 3, on August
1, 1996, the former General Partners and their affiliates contributed to the Company their mortgage servicing activities in exchange for Growth Shares, and the Company now receives the cash flow associated with these fees. Upon receipt of the mortgage servicing activities, the Company terminated the mortgage servicing fees paid on bonds collateralized by properties controlled by affiliates of the Company. As a result, the Company now receives these fees in two forms, (1) as mortgage servicing fees from the bonds collateralized by properties controlled by non-affiliates and paid to the former Associate General Partner which is now substantially owned by the Company , and (2) as additional bond interest for bonds collateralized by properties controlled by affiliates of the Company. For the five months ended December 31, 1996, the cash flow associated with these fees paid to the Company approximated $206,000 in mortgage servicing fees and $616,000 in additional bond interest.

  An affiliate of the former Managing General Partner was engaged as MLP
II's exclusive project acquisition and servicing agent. The affiliate received as compensation, project selection and acquisition fees (one percent of the gross proceeds) and annual mortgage servicing fees to the extent the net proceeds raised by the Financing are permanently invested. On August 1, 1996, the rights to these fees were exchanged for Growth Shares in connection with the Merger transaction. Prior to the Merger, $97,000 was earned by the affiliate related to such fees.

  In addition, 177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited), a general partner of the former Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unaccrued and unpaid balances due under the limited operating deficit guarantees, including interest as of December 31, 1996, totaled $86,000 and $117,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $98,000, $116,000 and $ 119,000 were received on the North Pointe obligation and recorded as income during 1996, 1995 and 1994, respectively. Under the Whispering Lake obligation, $139,000, $165,000 and $168,000 were received and recorded as income during 1996, 1995 and 1994, respectively.

  The borrower of the funds to be provided by the $33.9 million mortgage revenue bond described in Note 11 will be the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mark K. Joseph, the Company's Chairman and Chief Executive Officer, is the President and one of five directors of the Shelter Foundation. In addition, companies of which Mr. Joseph owns an indirect minority interest will receive a consulting fee of 1.0% of the loan amount and will serve as property manager of the related apartment project for a fee anticipated to be 3.0% of annual gross property receipts.

NOTE 8 - SHAREHOLDERS' EQUITY

  The Company's Preferred Shares, Preferred CD Shares, Term Growth
Shares and Growth Shares differ principally with respect to allocation of income and cash distributions, as provided by the terms of the Operating Agreement and is summarized below. In addition, the Preferred Shares and Preferred CD Shares, which retain their BAC series distinctions, have priority over the Growth Shares and Term Growth Shares with respect to distributions and redemptions.

Preferred Shares

  Taking into account their respective series distinctions, the Preferred Shares are allocated their proportionate share of the income generated by the 22 original bonds and related parity working capital loans held by the Partnership immediately prior to the Financing (collectively the "original bonds") including income attributable to the refunded Series A Bonds no longer held by the Company. While the Preferred Shares bore their proportionate share of the expenses of the Refunding and will bear their share of the expenses of any future refundings of the original bonds, the Preferred Shares are not allocated any income or expense related to the Financing and the investment of the proceeds therefrom or from any future financings. The Company is required to distribute to the holders of the Preferred Shares cash flow attributable to such shares, as defined by the
Operating Agreement.   The Preferred Shares must be partially  redeemed
when any bond attributable to the shares is sold or beginning in the year 2000 when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then-current bond terms) based on receipt of an appraisal of the property securing the bond. Additionally, beginning in the year 2004, and every second year thereafter, Preferred Shareholders may exchange their remaining Preferred Shares, at the then current value of the remaining attributable assets for either Growth Shares or cash, as determined by the Company's Board of Directors.

Preferred CD Shares

  The Preferred CD Shares are allocated their proportionate share of income on the same basis as the Preferred Shares, except that in addition the Preferred CD Shares received a one-time special distribution of their proportionate share of the net proceeds from the Financing, will receive a similar distribution with respect to any future financings of the original bonds, are not allocated any income attributable to the refunded Series A Bonds and are allocated their proportionate share of the annual costs of the Financing (and any such future financings utilizing any of the original bonds). The Company is required to distribute to the holders of the Preferred CD Shares cash flow attributable to such shares, as defined by the Operating Agreement. The Preferred CD Shares must be partially redeemed when any bond attributable to the shares is sold or beginning in the year 2000 when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then-current bond terms) based on receipt of an appraisal of the property securing the bond. Additionally, beginning in the year 2004, and every second year thereafter, Preferred CD Shareholders, may exchange their remaining Preferred CD
Shares, at the then current value of the remaining attributable assets for either Growth Shares or cash, as determined by the Company's Board of Directors.

Term Growth Shares

  The Term Growth Shares are allocated an aggregate of 2% of the Company's net income after allocation to the Preferred Shares and Preferred CD Shares, and the holders of the Term Growth Shares are entitled to distribution of the cash flow attributable to such allocable income before any distributions to the holders of the Growth Shares. Term Growth Shares will be redeemed when Preferred and Preferred CD Shares are fully redeemed or converted (subject to certain conditions defined in the Operating Agreement).

Growth Shares

  The Growth Shares are allocated the balance of the Company's income after allocation to the Preferred Shares, Preferred CD Shares, and Term Growth Shares. Consequently, the Growth Shares are allocated their proportionate share of the income generated by the original bonds (excluding the income generated by the Series A Bonds that serve as collateral for the Receipts) and all of the income generated by bonds acquired with the proceeds from the Financing and any future financings. As of December 31, 1996, it is the Company's policy to distribute to the holders of the Growth Shares 95% of cash flow from operations after distributions to the holders of the Preferred Shares, Preferred CD Shares, and Term Growth Shares.

During 1996 the following distributions were declared and paid:

                                                                                                              Preferred Capital
                                                  BACs                                Preferred Shares       Distribution Shares
                                         ------------------------    Growth     ------------------------  ------------------------
                                          Series I     Series II     Shares      Series I     Series II    Series I     Series II
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
Distributions paid on July 31, 1996
to holders of record on June 30, 1996:
 For the six months ended
 June 30, 1996 from the Partnership
 (prior to the Merger)                       $26.25       $27.50          N/A          N/A          N/A          N/A          N/A

Distributions paid on August 15, 1996
to holders of record on August 1, 1996:
 Special distribution/return of capital
 in accordance with the Prospectus              N/A          N/A          N/A            -        $6.84      $177.59      $252.03

Distributions paid on February 14, 1997
to holders of record on December 31, 1996:
 For the one month ended
 July 31, 1996 from the Partnership
 (prior to the Merger)*                         N/A          N/A      $0.0700        $3.75         3.74         2.92         3.65

 For the five months ended
 December 31, 1996 from the
 Company (subsequent to the Merger)             N/A          N/A       0.5625        22.50        26.90        18.65        21.35
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
 Total                                       $26.25       $27.50      $0.6325       $26.25       $37.48      $199.16      $277.03
                                         ===========  ===========  ===========  ===========  ===========  ===========  ===========

* While the distribution for July 1996 is reported on the basis of the dividend payment per Growth Share, prior to the August 1, 1996 Merger, investors held limited partnership interest in the form of BACs.  For
  July, the distribution per BAC can be calculated by multiplying $0.07 by the applicable conversion ratio
  (38.10 for Series I and 43.95 for Series II).  Also, the affiliates of the former Managing General Partner of the Partnership who received Growth Shares in the Merger did not receive the July 1996 distribution paid to Growth Shareholders since they were not holders in July 1996.

NOTE 9 - SHARE REPURCHASE PROGRAM

  On August 28, 1996, the board of directors approved a Growth Share repurchase program under which the Company is authorized to repurchase up to 700,000 Growth Shares from time to time through February 28, 1997, the expiration date, in the open market and in privately negotiated transactions. As of December 31, 1996, the Company had purchased 60,798 shares at an average price of $15.34 per share.

NOTE 10 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND
EMPLOYEE INCENTIVE PLAN

Non-Employee Directors' Share Plan

  On July 31, 1996, the Company adopted the Non-Employee Directors'
Share Plan (the "Directors' Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the plan, an option to purchase 2,500 Growth Shares will be granted to each director when first elected or appointed to the Board of Directors and each year thereafter on the date of the annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Growth Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. There are 50,000 Growth Shares reserved for issuance under the plan. As of December 31, 1996, options to purchase 12,500 Growth Shares were outstanding under the plan at an exercise price of $14.75 per share, the fair value at date of grant, August 1 and August 28, 1996.

  The Directors' Plan also entitles each director to elect to receive payment of directors' fees in the form of Growth Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable (the "Deferred Shares") are credited to the account of the director, and future dividends payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Growth Shares on the record date of the dividend payment. As of December 31, 1996, no Growth Shares and 925 Deferred Shares had been issued to directors in lieu of cash payments for director fees.

1996 Share Incentive Plan

  On July 31, 1996, the Company adopted an Employee Incentive Plan (the
"Plan") to retain and reward executive officers and other key employees of the Company. The Plan authorizes grants of a broad variety of awards, including non-qualified stock options, stock appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Initially, 883,033 Growth Shares are reserved for issuance under the Plan, except that shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the Plan, respectively. The exercise price of options granted under the Plan will be equal to 100% of the fair market value of the Growth Shares on the date of grant. As of December 31, 1996, there were no awards granted under the Plan.

Compensation Expense

  The Company applies Accounting Principles Board Opinion No. 25
"Accounting for Stock issued to Employees," in accounting for these plans. Accordingly, no compensation expense has been recognized under either plan during 1996. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123")," requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair value at date of grant for awards under those plans. Accordingly, the Company estimated the fair value at the date of grant of each option awarded to be less than $1.00 per share using the Black-Scholes option pricing model. On a proforma basis under FAS 123, net income allocable to Growth Shares and earnings per Growth Share would have remained unchanged. These proforma effects are not indicative of future years since the options granted were the first options granted by the Company since its shares began trading on August 30, 1996.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

  On November 12, 1996, the Company committed to purchase a $33,900,000 mortgage revenue bond to be issued by the DeKalb County
Housing Authority for a 722-unit multifamily apartment project known as the Village of Stone Mountain located in suburban Atlanta, Georgia. The bonds will provide for annual interest payments of 8.75% (of which 8% will be required to be paid on a current basis, with the remaining .75% payable from available net cash flow) plus contingent interest equal to the lesser of (i) 7.25% or (ii) one-third of the property's net cash flow. Pending the issuance of the bond, which is anticipated to occur in late 1997 or early 1998, the Company on December 17, 1996 guaranteed bridge financing provided by NationsBank for a fee of 1.0% of the loan amount and an annual guarantee fee of 1.0% until bond issuance.

  The Company's exposure (in the event of the borrower's non-performance) for the guarantee of the bridge financing is equal to the contractual amount of the purchase commitment. The Company does not believe exposure to loss is likely.

NOTE 12 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

  On January 1, 1994, the Partnership adopted the provisions of FAS 115. The cumulative effect of adopting this accounting change was to decrease Partners' Capital by approximately $19.9 million as of January 1, 1994.
Of such amount, approximately $11.9 million was attributable to operations prior to January 1, 1994 and is reflected in the income statement as a cumulative effect of the accounting change, and approximately $8.0 million was attributable to an unrealized holding loss as of such date. The cumulative effect adjustment did not affect the cash flow generated from property operations, distributions to BAC holders, the characterization of the tax-exempt income stream, or the financial obligations under the bonds.

NOTE 13 - SUBSEQUENT EVENT

  On January 27, 1997, the Company acquired a $7.1 million tax-exempt mortgage revenue bond at a stated annual interest rate of 5.5% collateralized by a 200-unit multifamily apartment project known as The Crossings, located in DeKalb County, Georgia. The Company also made a taxable second loan on the property in an amount not to exceed $844,000 of which approximately $562,000 has been drawn by the borrower. The bond is to be refunded within six months of the acquisition and as a result, the stated annual interest rate will be changed to 8.0% and the maturity date will be extended to a 30-year term with a prepayment option in the twelfth year. Once refunded, the Company will participate in the growth in the value of the underlying property collateral through contingent interest payments from the property's cash flow. In the interim, under the terms of the transaction, the Company will receive an effective interest rate of 8.81% on the combined investment as a result of a yield maintenance agreement entered into between the borrower and the Company. Approximately 90% of the interest collected will be tax-exempt.

NOTE 14 - QUARTERLY RESULTS (Unaudited):

(in thousands, except per share and per BAC data)


                                                  1st Quarter   2nd Quarter  3rd Quarter   4th Quarter
                                                 ------------  ------------  ------------  ------------
Year ended December 31, 1996:
Total income                                          $4,069        $4,526        $5,179        $4,896
Net income (loss)                                      3,222          (420)        3,987         4,079

Net income (loss) per BAC prior to August 1, 1996:
Series I                                              $10.35        ($7.49)        $2.47           N/A
Series II                                              11.63         11.24          3.18           N/A

Net income per share subsequent to July 31, 1996:
Preferred shares:
  Series I                                               N/A           N/A        $10.19        $12.65
  Series II                                              N/A           N/A         11.14         16.10

Preferred capital distribution shares:
  Series I                                               N/A           N/A         $8.70        $10.16
  Series II                                              N/A           N/A          8.92         12.61

Growth shares                                            N/A           N/A         $0.25         $0.31

Growth share Market Price Data*:
High                                                     N/A           N/A       $16 1/8       $16 3/4
Low                                                      N/A           N/A        13 5/8        13 7/8

Year Ended December 31, 1995:
Total income                                          $5,710        $3,556        $3,709        $4,738
Net income                                             4,344         2,761         2,327         3,772

Net income per BAC:
Series I                                              $16.46         $8.38         $7.18        $11.72
Series II                                              10.47         10.99          9.01         14.44


* Since August 30, 1996 the Company's Growth Shares have been traded on the American Stock Exchange (the
"AMEX") under the symbol "MMA."  Set forth above are the high and low sale prices for the Growth Shares for each calendar quarter (since trading began) in 1996 as reported by the AMEX.  Amounts shown represent actual sales transactions as reported by the AMEX.


                          EXHIBIT 24
                Consent of Price Waterhouse LLP

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-17427) of Municipal Mortgage and Equity, L.L.C. of our report dated February 19, 1997 appearing at the end of the issuer's Annual Report on Form 10-K for the year ended December 31, 1996.

/s/ PRICE WATERHOUSE

Baltimore, Maryland
March 24, 1997