Form 10-Q
period 1997-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1997-05-15
CIK 1003201

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

                     FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
          Securities Exchange Act of 1934

For the period ended:  March 31, 1997        Commission file number: 001-11981


        MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Exact name of registrant as specified in its charter)

      Delaware                             52-1449733
(State of organization)        (I.R.S. Employer Identification No.)

218 North Charles Street, Suite 500, Baltimore, Maryland 21201
(Address of principal executive offices)              (Zip Code)

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

                                           Yes  X    No


The Company had 11,092,652 Growth Shares outstanding as of May 13, 1997, the latest practicable date.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
      INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II- OTHER INFORMATION

Item

6. Exhibits and Reports on Form 8-K

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

                                                                   March 31,          December 31,
                                                                      1997                1996
                                                                -----------------   -----------------
ASSETS

Cash and cash equivalents                                                $23,738             $34,817
Interest receivable                                                        1,302               1,352
Investment in mortgage revenue bonds and other bond
  related investments, net (Note 2)                                      190,653             183,632
Investment in parity working capital loans, demand
  notes and other loans, net (Note 3)                                     10,721              10,158
Other assets                                                                 164                 318
                                                                -----------------   -----------------
  TOTAL ASSETS                                                          $226,578            $230,277
                                                                =================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                     $1,040              $1,199
Distributions payable                                                         20               8,095
                                                                -----------------   -----------------
  TOTAL LIABILITIES                                                        1,060               9,294
                                                                -----------------   -----------------

Commitments and contingencies (Notes 4 and 5)                                                                            -

Shareholders' equity:
Unrealized gain on mortgage revenue bonds and other
  bond related investments available for sale, net (Note 2)               12,423              12,423
Preferred shares:
  Series I ( 16,329 shares issued and outstanding)                        11,475              11,254
  Series II ( 7,637 shares issued and outstanding)                         6,209               6,086
Preferred capital distribution shares:
  Series I (8,909 shares issued and outstanding)                           4,659               4,559
  Series II (3,809 shares issued and outstanding)                          2,128               2,080
Term growth shares (2,000 shares issued and outstanding)                      91                               -
Growth shares (11,153,168 shares issued and outstanding
  including shares in treasury)                                          189,463             185,514
                                                                -----------------   -----------------
                                                                         226,448             221,916
Less growth shares held in treasury at cost (60,577 shares at
  March 31, 1997 and 60,798 at December 31, 1996)                           (930)               (933)
                                                                -----------------   -----------------
  TOTAL SHAREHOLDERS' EQUITY                                             225,518             220,983
                                                                -----------------   -----------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $226,578            $230,277
                                                                =================   =================
    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share, per share and per BAC data)
(unaudited)

                                                                For the three months ended March 31,
                                                                -------------------------------------
                                                                      1997                1996
                                                                -----------------   -----------------
INCOME:

Interest on mortgage revenue bonds and other
 bond related investments                                                 $4,019              $3,063
Interest on parity working capital loans, demand notes
 and other loans                                                             805                  53
Interest on short-term investments                                           270                  74
Equity in MLP II                                                               -                 879
Other income                                                                 250                   -               -
                                                                -----------------   -----------------
  TOTAL INCOME                                                             5,344               4,069
                                                                -----------------   -----------------
EXPENSES

Operating expenses                                                           812                 842
Minority interest                                                              -                   5
                                                                -----------------   -----------------
  TOTAL EXPENSES                                                             812                 847
                                                                -----------------   -----------------
NET INCOME                                                                $4,532              $3,222
                                                                =================   =================

NET INCOME DURING 1996 ALLOCATED TO:

  General Partners                                                            $0                  $32
                                                                =================   =================
  Limited Partners:
        Series I                                                              $0               $2,070
                                                                =================   =================
        Series II                                                             $0               $1,120
                                                                =================   =================
NET INCOME PER BAC:
        Series I                                                              $0              $10.35
                                                                =================   =================
        Series II                                                             $0              $11.63
                                                                =================   =================

NET INCOME DURING 1997 ALLOCATED TO:
  Preferred shares:
        Series I                                                            $221
                                                                =================
        Series II                                                           $123
                                                                =================
  Preferred capital distribution shares:
        Series I                                                            $100
                                                                =================
        Series II                                                            $48
                                                                =================
  Term growth shares                                                         $91
                                                                =================
  Growth shares                                                           $3,949
                                                                =================
NET INCOME PER SHARE:

  Preferred shares:
      Series I                                                            $13.55
                                                                =================
      Series II                                                           $16.05
                                                                =================
  Preferred capital distribution shares:
      Series I                                                            $11.18
                                                                =================
      Series II                                                           $12.61
                                                                =================
  Growth shares (11,092,370 weighted average
     shares oustanding)                                                    $0.36
                                                                =================

              The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

                                                                For the three months ended March 31,
                                                                -------------------------------------
                                                                      1997                1996
                                                                -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $4,532              $3,222
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in MLP II net income                                                  -                (879)
  Income allocated to minority interest                                        -                   5
  Net amortization of  discounts and premiums on bonds                        14                   -
  Reissuance of treasury shares                                                3                   -
  (Increase) decrease in interest receivable                                  50                 (57)
  Decrease in other assets                                                   181                 190
  Increase (decrease) in accounts payable and accrued expenses              (159)                436
  (Decrease) in due to affiliates                                              -                  (2)
                                                                -----------------   -----------------
Net cash provided by operating activities                                  4,621               2,915
                                                                -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and other
 bond related invesments                                                  (7,055)                  -
Origination of a loan to the Crossings                                      (563)                  -
Purchases of furniture and equipment                                         (27)                  -
Principal payments received                                                   20                   -
Distributions from MLP II                                                      -               1,068
                                                                -----------------   -----------------
Net cash provided by (used in) investing activities                       (7,625)              1,068
                                                                -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                             (8,075)             (7,971)
                                                                -----------------   -----------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (11,079)             (3,988)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                               34,817               9,810
                                                                -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $23,738              $5,822
                                                                =================   =================

    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1997 THROUGH MARCH 31, 1997
(In thousands, except share data) (unaudited)

                                                                   Preferred
                                      Preferred Shares          Capital Distribution
                                  Series I      Series II     Series I       Series II
                                ------------- ------------- ------------- ----------------
Balance, January 1, 1997             $11,254        $6,086        $4,559           $2,080

Net income                               221           123           100               48
Reissuance of treasury stock               -             -             -                -             -
                                ------------- ------------- ------------- ----------------
Balance, March 31, 1997              $11,475        $6,209        $4,659           $2,128
                                ============= ============= ============= ================

SHARE ACTIVITY:
Balance, January 1, 1997              16,329         7,637         8,909            3,809
Reissuance of treasury stock               -             -             -                -             -
                                ------------- ------------- ------------- ----------------
Balance, March 31, 1997               16,329         7,637         8,909            3,809
                                ============= ============= ============= ================

                                The accompanying notes are an integral part of these financial statements.

                                                                          Unrealized Gain on
                                                                          mortgage revenue
                                                                          bonds and other
                                                                            bond related
                                                                            investments,
                                 Term Growth     Growth       Treasury       available
                                   Shares        Shares        Shares      for sale, net      Total
                                ------------- ------------- ------------- ---------------- ------------
Balance, January 1, 1997                  $0      $185,514         ($933)         $12,423     $220,983

Net income                                91         3,949             -                -        4,532
Reissuance of treasury stock               -             -             3                -            3
                                ------------- ------------- ------------- ---------------- ------------
Balance, March 31, 1997                  $91      $189,463         ($930)         $12,423     $225,518
                                ============= ============= ============= ================ ============

SHARE ACTIVITY:
Balance, January 1, 1997               2,000    11,092,370        60,798
Reissuance of treasury stock               -           221          (221)
                                ------------- ------------- -------------
Balance, March 31, 1997                2,000    11,092,591        60,577
                                ============= ============= =============

                                The accompanying notes are an integral part of these financial statements.


       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments and secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the "Partnership"), which was merged into the Company effective August 1, 1996 (the "Merger").
Accordingly, the accompanying financial statements represent the financial position of the Company at March 31, 1997 and December 31, 1996; results of operations include those of the Partnership for the three months ended
March 31, 1996  and those of the Company for the three months ended March
31, 1997.

        The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange
Commission  and in the opinion of management contain all adjustments
(consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note
2 to the Financial Statements appearing  in the Company's  1996 Annual
Report on Form 10-K (the "Company's 1996 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

NOTE 2 -  INVESTMENT IN MORTGAGE REVENUE BONDS AND
          OTHER BOND RELATED INVESTMENTS

        The Company invests in various mortgage revenue bonds and other bond related investments, the proceeds of which are used to make nonrecourse mortgage loans on multifamily housing developments. The Company's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond are described in Note 5 to the Company's 1996 Form 10-K. On
February 14, 1995, the Partnership refunded 11 of the original mortgage revenue bonds into 11 Series A Bonds and 11 Series B Bonds. As part of the financing consummated on February 14, 1995 (the "Financing"), custody receipts in the Series A Bonds were sold to third party investors. A complete description of the Financing and the bond terms is set forth in Notes 4 and 5 to the Company's 1996 Form 10-K.

        As of March 31, 1997, the Company held 31 bonds (12 participating bonds, five non-participating bonds, 12 participating subordinate bonds and two non-participating subordinate bonds) and one bond related investment, which are collateralized by 32 individual properties. The following table provides certain information with respect to each of the bonds and other bond related investments.



                                                                    March 31, 1997                     December 31, 1996
                                                             ---------------------------------  ---------------------------------
                                 Base                 Face    Amortized  Unrealized   Fair       Amortized  Unrealized   Fair
Investment in Mortgage         Interest   Maturity   Amount      Cost    Gain (Loss)  Value         Cost    Gain (Loss)  Value
Revenue Bonds (Note 2)           Rate       Date     (000s)     (000s)     (000s)     (000s)       (000s)     (000s)     (000s)
--------------------------    ----------------------------------------------------------------  ---------------------------------
Participating Bonds (1):
 Alban Place              (2)      7.875 Oct. 2008   $10,065     $10,065      ($773)   $9,292       $10,065      ($773)   $9,292
 Creekside Village        (2)      7.500 Nov. 2009    11,760       7,396        120     7,516         7,396        120     7,516
 Emerald Hills            (2)      7.750 Apr. 2008     6,725       6,725        455     7,180         6,725        455     7,180
 Lakeview Garden          (2)      7.750 Aug. 2007     9,003       5,674         98     5,772         5,674         98     5,772
 Newport-on-Seven         (2)      8.125 Aug. 2008    10,125       7,898        618     8,516         7,898        618     8,516
 North Pointe             (2)      7.875 Aug. 2006    25,185      12,738      1,536    14,274        12,738      1,536    14,274
 Northridge Park          (2)      7.500 June 2012     8,815       8,815     (2,959)    5,856         8,815     (2,959)    5,856
 Riverset                 (2)      7.875 Nov. 1999    19,000      19,000        560    19,560        19,000        560    19,560
 Southfork Village        (2)      7.875 Jan. 2009    10,375      10,375      1,337    11,712        10,375      1,337    11,712
 Villa Hialeah            (2)      7.875 Oct. 2009    10,250      10,250     (2,609)    7,641        10,250     (2,609)    7,641
 Willowgreen              (2)      8.000 Dec. 2010     9,275       6,770        (13)    6,757         6,770        (13)    6,757
 The Crossings            (7)      5.500 July 2007     7,055       7,055          -     7,055             -          -         -
                                                             ---------------------------------  ---------------------------------
 Subtotal participating bonds                                    112,761     (1,630)  111,131       105,706     (1,630)  104,076
                                                             ---------------------------------  ---------------------------------
Non-Participating Bonds:
 Riverset II              (4)      9.500 Oct. 2019     7,610       7,224        826     8,050         7,222        826     8,048
 Charter House            (4)      7.450 July 2026     7,675       7,752        (38)    7,714         7,752        (38)    7,714
 Hidden Valley            (4)      8.250 Jan. 2026     1,705       1,705        (46)    1,659         1,705        (46)    1,659
 Oakbrook                 (4)      8.200 July 2026     3,210       3,242         14     3,256         3,242         14     3,256
 Torries Chase            (4)      8.150 Jan. 2026     2,080       2,080         20     2,100         2,080         20     2,100
                                                             ---------------------------------  ---------------------------------
 Subtotal non-participating bonds                                 22,003        776    22,779        22,001        776    22,777
                                                             ---------------------------------  ---------------------------------
Participating Subordinate Bonds (1):
 Barkley Place            (3)     16.000 Jan. 2030     3,480       2,445        483     2,928         2,445        483     2,928
 Gilman Meadows           (3)      3.000 Jan. 2030     2,875       2,530        964     3,494         2,530        964     3,494
 Hamilton Chase           (3)      3.000 Jan. 2030     6,250       4,140        778     4,918         4,140        778     4,918
 Mallard Cove I           (3)      3.000 Jan. 2030     1,670         798        146       944           798        146       944
 Mallard Cove II          (3)      3.000 Jan. 2030     3,750       2,429        420     2,849         2,429        420     2,849
 Meadows                  (3)     16.000 Jan. 2030     3,635       3,716        719     4,435         3,716        719     4,435
 Montclair                (3)      3.000 Jan. 2030     6,840       1,691      2,798     4,489         1,691      2,798     4,489
 Newport Village          (3)      3.000 Jan. 2030     4,175       2,973      1,901     4,874         2,973      1,901     4,874
 Nicollet Ridge           (3)      3.000 Jan. 2030    12,415       6,075        573     6,648         6,075        573     6,648
 Steeplechase Falls       (3)     16.000 Jan. 2030     5,300       5,852      2,361     8,213         5,852      2,361     8,213
 Whispering Lake          (3)      3.000 Jan. 2030     8,500       4,779      1,182     5,961         4,779      1,182     5,961
 Riverset II              (4)     10.000 Oct. 2019     1,489           -        913       913             -        913       913
                                                             ---------------------------------  ---------------------------------
 Subtotal participating subordinate bonds                         37,428     13,238    50,666        37,428     13,238    50,666
                                                             ---------------------------------  ---------------------------------
Non-Participating Subordinate Bonds:
 Independence Ridge       (4)     12.500 Dec. 2015     1,045       1,045          -     1,045         1,045          -     1,045
 Locarno                  (4)     12.500 Dec. 2015       675         675          -       675           675          -       675
                                                             ---------------------------------  ---------------------------------
 Subtotal non-participating subordinate bonds                      1,720          -     1,720         1,720          -     1,720
                                                             ---------------------------------  ---------------------------------
Other Bond Related Investments:
 RITES                    (4)                          3,600       4,318        299     4,617         4,354        299     4,653
 Interest rate swap       (5)                          7,200          -        (260)     (260)            -       (260)     (260)
 Purchase commitment      (6)                         33,900          -           -         -             -          -         -
                                                             ---------------------------------  ---------------------------------
 Subtotal other bond related investments                           4,318         39     4,357         4,354         39     4,393
                                                             ---------------------------------  ---------------------------------
Total investment in mortgage
  revenue bonds and other bond related investments              $178,230    $12,423  $190,653      $171,209    $12,423  $183,632
                                                             =================================  =================================
 (1) These bonds also contain additional interest features contingent on available cash flow, except for Barkley Place, Meadows, and Steeplechase Falls.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) 1996 Acquisitions.
 (5) Amount represents notional amount of interest rate swap agreement.
 (6) On November 12, 1996, the Company agreed to purchase a bond with a face amount of $33,900,000.  For further discussion see Note 5.
 (7) 1997 Acquisition. This bond pays an additional yield maintenance fee of 3.31% until the bond is refunded later this year at which time the base interest rate will be changed to 8.00%

        On January 27, 1997, the Company acquired a $7.1 million tax-exempt mortgage revenue bond collateralized by a 200-unit multifamily apartment project known as The Crossings, located in DeKalb County, Georgia. The bond bears interest at a stated annual rate of 5.5%. The bond is to be refunded within six months of the acquisition and as a result, the stated annual interest rate will be changed to 8.0% and the maturity date will be extended to a 30-year term (2027) with a prepayment option in the twelfth year. Once refunded, the Company will participate in the growth of the value of the underlying property collateral through contingent interest payments from the property's cash flow. These contingent interest payments are taxable income for federal income tax purposes. In the interim, under the terms of the transaction, the Company will receive an effective annual interest rate of 8.81% on the bond as a result of a yield maintenance agreement entered into between the borrower and the Company. The 3.31% yield maintenance fee earned on the bonds is taxable income for federal income tax purposes. Additionally, in conjunction with this bond purchase, the Company made a taxable loan discussed further in Note 3.

        Under the provisions of Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"), investments in mortgage revenue bonds and other bond related investments are classified as available-for-sale debt securities and are carried at fair value. The fair values of participating bonds, which are wholly collateral dependent and for which only a limited market exists, are estimated by the Company. The fair value of non-participating bonds and other bond related investments are based on values from external pricing sources, such as brokers, for these or similar bonds. There were no changes in fair value for the three months ended March 31, 1997 and 1996 on the Company's investments in mortgage revenue bonds. The Company will continue to use its best efforts in estimating the fair value of its mortgage revenue bonds and other bond related investments.

NOTE 3 - INVESTMENT IN PARITY WORKING CAPITAL LOANS, DEMAND
         NOTES  AND OTHER LOANS

        As of March 31, 1997, the Company held ten parity working capital loans relating to the 11 remaining original mortgage revenue bonds. The terms of the loans are identical to the mortgage revenue bonds to which they relate. A complete description is included in Note 6 to the Company's 1996 Form 10-K.

        As of  March 31, 1997, the Company held ten Working Capital
Demand Notes, eleven Accrued Interest Demand Notes and eleven Load Loan
Demand Notes (collectively the "Demand Notes"). The Demand Notes are due on demand, but in no case later than January 2030. The Demand Notes bear interest at a compound annual rate equal to the Blended Annual rate in effect for that calendar year as published by the Internal Revenue Service. A complete description is included in Note 6 to the Company's 1996 Form 10-K.

        On January 9, 1997, in conjunction with the purchase of the bond collateralized by The Crossings property, the Company made a loan on the property not to exceed $844,000 of which approximately $563,000 has been drawn by the borrower. The loan bears interest at an annual stated rate of 8.81%. The loan is to be amended in conjunction with the bond refunding which will result in a new stated rate of 8% on the loan.

        Interest on the parity working capital loans, Demand Notes and other loans are taxable to the shareholders for federal income tax purposes.

NOTE 4 - RELATED PARTY TRANSACTIONS

        Upon consummation of the Merger, all employees of an affiliate of the former Managing General Partner of the Partnership who were necessary for the prudent operations of the Company became employees of the Company, which now incurs their salary expenses directly. Certain administrative services, including services performed by shared personnel, continue to be performed by an affiliate that receives direct reimbursement from the Company on a monthly basis. The expense associated with the shared personnel was previously charged to salaries as shown in the following table.


                                            For the three months
                                                ended March 31,
                                            -----------------------
                                               1997         1996
                                             (000's)      (000's)
                                            ----------   ----------
Charged to Series I:
  Salaries of noncontrolling persons &
  related expenses                                 $0         $108
  Other administrative expenses                     0           24
                                            ----------   ----------
  Expenses reimbursed                              $0         $132
                                            ==========   ==========
Charged to Series II:
  Salaries of noncontrolling persons &
  related expenses                                 $0          $52
  Other administrative expenses                     0           12
                                            ----------   ----------
  Expenses reimbursed                              $0          $64
                                            ==========   ==========
Charged to Company subsequent to July 31, 1996:
  Other administrative expenses                   $71           $0
                                            ==========   ==========
Total:
  Salaries of noncontrolling persons &
     related expenses                              $0         $160
  Other administrative expenses                    71           36
                                            ----------   ----------
  Expenses reimbursed                             $71         $196
                                            ==========   ==========



        Mr. Mark K. Joseph, the Company's Chairman and Chief Executive
Officer, controls and is an officer of, and Mr. Michael L. Falcone, the Company's Executive Vice President, has an interest in and is an officer of, an entity which is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's bond
investments.    For these services the affiliated entity receives property management fees pursuant to management fee contracts. In addition, certain former affiliated entities of the Partnership also receive property management fees pursuant to management fee contracts. Consistent with the Company's Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate and former affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During the three months ended March 31, 1997 and 1996, these fees approximated $162,000 and $253,000, respectively.

  Mr. Joseph controls the general partners of 16 of the 22 Operating Partnerships whose property collateralizes the Company's original bonds and Mr. Thomas R. Hobbs, the Company's Senior Vice President, serves as an officer of such general partners. These operating partnerships were created as successors to the original borrowers to preserve the loan obligations and the participation in cash flow for the Company and thereby assure that the Company will continue to recognize tax-exempt income. However, such entities could have interests which do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could desire to take might be selling a property, thereby causing a redemption event, at a time and under circumstances which would not be advantageous to the Company.

  On September 1, 1996, the eleven operating partnerships included in the Financing entered into an agreement with the Company whereby the principal amortization on the Working Capital and Load Loan Demand Notes were suspended.  The managing general partner of these operating partnerships is
an entity controlled by Mr. Joseph.   This action did not change the total cash
payments received from the operating partnerships, but did result in additional interest income of $234,000 for the three months ended March 31, 1997.

  Shelter Development Holdings, Inc., the "Special Shareholder", is personally liable for the obligations and liabilities of the Company. Mr. Joseph has an ownership interest in the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, then the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1,000,000.

  Prior to the Merger, the former Associate General Partner received fees for mortgage servicing from the operating partnerships owning the original mortgaged properties. The fees paid by all operating partnerships to the former Associate General Partner approximated $495,000 for the three months ended March 31, 1996. On August 1, 1996, the former General
Partners and their affiliates contributed to the Company their mortgage servicing activities in exchange for Growth Shares, and the Company now receives the cash flow associated with these fees. Upon receipt of the mortgage servicing activities, the Company terminated the mortgage servicing fees paid on bonds collateralized by properties controlled by affiliates of the Company. As a result, the Company now receives these fees in two forms, (1) as mortgage servicing fees from the bonds collateralized by properties controlled by non-affiliates and paid to the former Associate General Partner which is now substantially owned by the Company, and (2) as additional bond interest for bonds collateralized by properties controlled by affiliates of the Company. For the three months ended March 31, 1997, the cash flow associated with these fees paid to the Company approximated $123,000 in mortgage servicing fees and $370,000 in additional bond interest.

  An affiliate of the former Managing General Partner was previously engaged as a project acquisition and servicing agent. The affiliate received as compensation, project selection and acquisition fees (one percent of the gross proceeds) and annual mortgage servicing fees to the extent the net proceeds raised by the Financing were permanently invested. On August 1, 1996, the rights to these fees were exchanged for Growth Shares in connection with the Merger transaction.

  In addition, 177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited), a general partner of the former Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unaccrued and unpaid balances due under the limited operating deficit guarantees, including interest as of March 31, 1997, totaled $66,000 and $89,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $21,000 and $31,000 were received on the North Pointe obligation and recorded as income for the three months ended March 31, 1997 and 1996, respectively. Under the Whispering Lake obligation, $30,000 and $44,000 were received and recorded as income for the three months ended March 31, 1997 and 1996, respectively.

  The borrower of the funds to be provided by the $33.9 million mortgage revenue bond described in Note 5 will be the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mr. Joseph is the President and one of five directors of the Shelter Foundation. In addition, companies of which Mr. Joseph owns an indirect minority interest and Mr. Falcone owns a direct minority interest, will receive a consulting fee of 1.0% of the loan amount and will serve as property manager of the related apartment project for a fee of $13,750 per month.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

  The Company's exposure (in the event of the borrower's non-performance) for the guarantee of the bridge financing is equal to the contractual amount of the purchase commitment. The Company does not believe that any loss is likely.

NOTE 6 - SUBSEQUENT EVENTS

  On April 15, 1997, a distribution of 34.5 cents for the three months ended March 31, 1997 was declared for Growth Shareholders of record on April 28, 1997 and was paid on May 9, 1997. In accordance with the Company's Operating Agreement, Preferred Shares and Preferred CD shares are paid distributions semiannually. As a result, no distributions were declared for Preferred Shares or Preferred CD Shares for the three months ended March
31, 1997.

  On April 24, 1997, options to purchase 641,970 Growth Shares were issued under the 1996 Share Incentive Plan. The options were issued at an exercise price of $16 7/8, the fair value of the Growth Shares on the date of grant and the options vest over five years. On the same day, 10,769 restricted shares were also issued under the 1996 Share Incentive Plan.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

  Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the "Merger"), is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"). Accordingly, the financial statements included herein present the financial position of the Company at March 31, 1997 and December 31, 1996; results of operations include the operations of the Company for the three months ended March 31, 1997 and those of the Partnership for the three months ended March 31, 1996.

  The Partnership was a closed-end limited partnership whose assets, until 1995, consisted principally of 22 mortgage revenue bonds and related working capital loans acquired with the $296 million proceeds from two 1986 offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. In 1995, the Partnership, in a financing transaction (the "Financing") described more fully in Note 4 to the Company's 1996 Annual Report on Form 10-K (the "Company's 1996 Form 10-K"), raised $67.7 million of Financing proceeds of which $5.0 million was invested in demand notes and the remaining proceeds, after expenses and working capital reserves, of $56.8 million are being used for further investment in mortgage revenue bonds.

  As a result of elections made by the Partnership's BAC holders in connection with the Merger, the outstanding BACs were exchanged for either Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD
Shares"), or Growth Shares (including a limited number of Term Growth
Shares) of the Company.  As more fully explained in Note 8 to the Company's
1996 Form 10-K, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and the Growth Shares alone participate in the investment results of the bonds and other bond related investments purchased with the proceeds from the Financing and any future financings.

  The Company is required to distribute to the holders of Preferred Shares and Preferred CD Shares cash flow attributable to such shares, as defined in the Company's Amended and Restated Certificate of Formation and Operating
Agreement, (the "Operating Agreement").   The Company is required to
distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net income is allocated to the Growth Shares and the Company's policy is to distribute to Growth Shareholders a portion, not less than 80%, of the cash flow associated with this income.

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

Results of Operations

    Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996

  Total income for the three months ended March 31, 1997 increased by approximately $1,275,000 over the same period last year due primarily to (1) an increase in cash generated by property operations which led to an increase in debt service paid of approximately $323,000, (2) the contribution of mortgage servicing activities by the former General Partners of the Partnership which served to increase interest received from the properties collateralizing the bonds by approximately $366,000, (3) $315,000 of interest received on new investments; and (4) an increase in interest collected from the properties of approximately $234,000 due to the suspension of principal payments on the demand notes.

  Operating expenses for the three months ended March 31, 1997 decreased by approximately $30,000 from the prior year due to a decrease in merger-related expenses of approximately $274,000 offset by an increase in costs associated with the administration of a public company and the Company's expansion.

Liquidity and Capital Resources

  At March 31, 1997, the Company had cash and cash equivalents of approximately $23.7 million available for investment.

  The Company (including the predecessor Partnership) has financed its operations with the proceeds from the Partnership's 1986 BAC offerings, the proceeds from the Financing and cash provided by debt service and fees relating to the bonds and related loans and notes acquired with such proceeds. Cash flow from operating activities was $4.6 million and $2.9 million for the three months ended March 31, 1997 and 1996, respectively. The increase for the three months ended March 31, 1997 over the same period in 1996 was due primarily to the fact that in the first quarter of 1996 the income from the temporary investment of the Financing proceeds, as well as the debt service on certain notes both of which were held by MLP II Acquisition Limited
Partnership (a limited partnership, which was accounted for under the equity method), were classified as cash flow from investing activities. Had they been classified as cash flow from operating activities during this period, cash flow from operating activities would have been $4.0 million during the three months ended March 31, 1996.

  On April 15, 1997, a distribution of 34.5 cents for the three months ended March 31, 1997 was declared for holders of Growth Shares. For the same period, $92,020 in distributions were declared for Term Growth Shareholders. Both distributions were for holders of record on April 28, 1997 and were paid on May 9, 1997. In accordance with the Company's Operating Agreement, Preferred Shares and Preferred CD shares are paid distributions semiannually. As a result, no distributions were declared for Preferred Shares or Preferred CD Shares for the three months ended March 31, 1997.

  The Company expects to meet its cash needs in the short-term from operating cash flow. In addition, the Company's business plan anticipates making additional investments of approximately $75 million to $100 million of additional mortgage revenue bonds during 1997 (assuming the purchase of a $33.9 million bond for which a commitment has been made ). In order to achieve its plan, the Company will be required to obtain additional debt, securitization or equity financing of approximately $50 million to $75 million during 1997. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.

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

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
    Mark K. Joseph
    Chief Executive Officer and Chief Financial Officer


DATED:  May 15, 1997