Form 10-Q
period 1997-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1997-08-14
CIK 1003201

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

                     FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
          Securities Exchange Act of 1934

For the period ended: June 30, 1997           Commission file number:  001-11981


        MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Exact name of registrant as specified in its charter)

      Delaware                     52-1449733
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

                                           Yes  X    No


The Company had 11,092,889 Growth Shares outstanding as of August 13, 1997, the latest practicable date.

       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II- OTHER INFORMATION

Item

4. Submission of Matters to a Vote of Security Holders

6. Exhibits and Reports on Form 8-K

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

                                                                  June 30,     December 31,
                                                                    1997           1996
                                                                ------------   ------------
ASSETS

Cash and cash equivalents                                           $11,500        $34,817
Interest receivable                                                   1,591          1,352
Investment in mortgage revenue bonds and other bond
  related investments, net (Note 2)                                 202,672        183,632
Investment in parity working capital loans, demand
  notes and other loans, net (Note 3)                                11,112         10,158
Other assets                                                            492            318
Restricted assets (Note 4)                                            1,359              -
                                                                ------------   ------------
  TOTAL ASSETS                                                     $228,726       $230,277
                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                  $731           $870
Distributions payable                                                     -          8,095
Unearned revenue (Note 5)                                               815            329
                                                                ------------   ------------
  TOTAL LIABILITIES                                                   1,546          9,294
                                                                ------------   ------------

Commitments and contingencies (Notes 4, 5 and 8)                          -              -

Shareholders' equity:
Unrealized gain on mortgage revenue bonds and other
  bond related investments available for sale, net (Note 2)          13,383         12,423
Preferred shares:
  Series I (16,329 shares issued and outstanding)                    11,704         11,254
  Series II (7,637 shares issued and outstanding)                     6,330          6,086
Preferred capital distribution shares:
  Series I (8,909 shares issued and outstanding)                      4,758          4,559
  Series II (3,809 shares issued and outstanding)                     2,172          2,080
Term growth shares (2,000 shares issued and outstanding)                 93              -
Growth shares (11,156,397 shares outstanding, including
  11,153,168 issued, 2,431 deferred, and 798 restricted shares)     189,835        185,514
Less growth shares held in treasury at cost (60,307 shares at
  June 30, 1997 and 60,798 at December 31, 1996)                       (926)          (933)
Less unearned compensation - restricted shares (Note 6)                (169)             -
                                                                ------------   ------------
  TOTAL SHAREHOLDERS' EQUITY                                        227,180        220,983
                                                                ------------   ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $228,726       $230,277
                                                                ============   ============
    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share, per share and per BAC data)
(unaudited)

                                                                For the three months ended      For the six months ended
                                                                           June 30,                    June 30,
                                                                ---------------------------   ---------------------------
                                                                    1997           1996           1997           1996
                                                                ------------   ------------   -------------   -----------
INCOME:

Interest on mortgage revenue bonds and other bond
  related investments                                                $4,124         $3,463          $8,143        $6,526
Interest on parity working capital loans, demand notes
  and other loans                                                       751             54           1,556           107
Interest on short-term investments                                      200             80             470           154
Equity in MLP II                                                          -            929               -         1,808
Other income                                                            251              -             501             -
                                                                ------------   ------------   -------------   -----------
  TOTAL INCOME                                                        5,326          4,526          10,670         8,595
                                                                ------------   ------------   -------------   -----------
EXPENSES:

Operating expenses                                                      739            951           1,551         1,793
Minority interest                                                         -              5               -            10
Other-than-temporary impairments related to investments in mortgage
  revenue bonds (Note 2)                                                  -          3,990               -         3,990
                                                                ------------   ------------   -------------   -----------
  TOTAL EXPENSES                                                        739          4,946           1,551         5,793
                                                                ------------   ------------   -------------   -----------
NET INCOME (LOSS)                                                    $4,587          ($420)         $9,119        $2,802
                                                                ============   ============   =============   ===========

NET INCOME (LOSS) DURING 1996 ALLOCATED TO:

  General Partners                                                       $0            ($4)             $0           $28
                                                                ============   ============   =============   ===========
  Limited Partners:
        Series I                                                         $0        ($1,498)             $0          $572
                                                                ============   ============   =============   ===========
        Series II                                                        $0         $1,082              $0        $2,202
                                                                ============   ============   =============   ===========
NET INCOME (LOSS) PER BAC:
        Series I                                                         $0        ($7.49)              $0         $2.86
                                                                ============   ============   =============   ===========
        Series II                                                        $0        $11.24               $0        $22.87
                                                                ============   ============   =============   ===========

NET INCOME DURING 1997 ALLOCATED TO:
  Preferred shares:
        Series I                                                       $229                           $450
                                                                ============                  =============
        Series II                                                      $121                           $244
                                                                ============                  =============
  Preferred capital distribution shares:
        Series I                                                        $99                           $199
                                                                ============                  =============
        Series II                                                       $44                            $92
                                                                ============                  =============
  Term growth shares                                                    $94                           $185
                                                                ============                  =============
  Growth shares                                                      $4,000                         $7,949
                                                                ============                  =============
NET INCOME PER SHARE:

  Preferred shares:
      Series I                                                       $14.00                         $27.55
                                                                ============                  =============
      Series II                                                      $15.90                         $31.95
                                                                ============                  =============
  Preferred capital distribution shares:
      Series I                                                       $11.18                         $22.36
                                                                ============                  =============
      Series II                                                      $11.61                         $24.22
                                                                ============                  =============

  Growth shares                                                       $0.36                          $0.72
                                                                ============                  =============
  Weighted average growth shares outstanding                      11,104,142                     11,099,631

              The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

                                                                 For the six months ended
                                                                        June 30,
                                                                ---------------------------
                                                                    1997           1996
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $9,119         $2,802
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in MLP II net income                                             -         (1,808)
  Income allocated to minority interest                                   -             10
  Other-than-temporary impairments related to investments in
    mortgage revenue bonds                                                -          3,990
  Increase (decrease) in valuation allowance on parity
    working capital loans                                               (11)            90
  Depreciation and amortization                                          33              -
  Restricted share compensation expense                                  13              -
  Deferred shares issued under the Non-Employee Directors'
    Share Plan                                                           40              -
  Director fees paid by reissuance of treasury shares                     8              -
  (Increase) in interest receivable                                    (239)           (20)
  (Increase) in other assets                                           (113)           (37)
  Increase (decrease) in accounts payable and accrued expenses         (139)           592
  (Decrease) in due to affiliates                                         -             (6)
  Increase in unearned fees collected                                   127              -
                                                                ------------   ------------
Net cash provided by operating activities                             8,838          5,613
                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and other bond
  related investments                                               (18,130)             -
Origination of other loans                                             (943)             -
Purchases of furniture and equipment                                    (64)             -
Investment in MMACap, LLC (Note 4)                                   (1,000)             -
Principal payments received                                              20              -
Distributions from MLP II                                                 -          2,357
                                                                ------------   ------------
Net cash provided by (used in) investing activities                 (20,117)         2,357
                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                       (12,038)        (7,972)
                                                                ------------   ------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (23,317)            (2)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          34,817          9,810
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $11,500         $9,808
                                                                ============   ============

    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30, 1997
(In thousands, except share data) (unaudited)

                                                                      Preferred
                                        Preferred Shares            Capital Distribution
                                    Series I      Series II     Series I       Series II
                                  ------------- ------------- ------------- ----------------
Balance, January 1, 1997               $11,254        $6,086        $4,559           $2,080

Net income                                 450           244           199               92
Distributions                                -             -             -                -
Reissuance of treasury stock                 -             -             -                -
Deferred shares issued under the
  Non-Employee Directors' Share Plan         -             -             -                -
Change in value of mortgage revenue bonds
  and other bond related investments
  available for sale, net                    -             -             -                -
Restricted share grants                      -             -             -                -
Amortization of deferred compensation        -             -             -                -
                                  ------------- ------------- ------------- ----------------
Balance, June 30, 1997                 $11,704        $6,330        $4,758           $2,172
                                  ============= ============= ============= ================

SHARE ACTIVITY:
Balance, January 1, 1997                16,329         7,637         8,909            3,809
  Reissuance of treasury stock               -             -             -                -
  Deferred shares issued under the
  Non-Employee Directors' Share Plan         -             -             -                -
  Vesting of restricted shares               -             -             -                -
                                  ------------- ------------- ------------- ----------------
Balance, June 30, 1997                  16,329         7,637         8,909            3,809
                                  ============= ============= ============= ================

                                  The accompanying notes are an integral part of these financial statements.

                                                                                             Unrealized Gain
                                                                                             on mortgage revenue
                                                                                             bonds and other
                                                                                              bond related
                                   Term Growth     Growth       Treasury        Unearned     investments, available
                                     Shares        Shares        Shares       Compensation   for sale, net       Total
                                  ------------- ------------- ------------- ---------------- --------------
Balance, January 1, 1997                    $0      $185,514         ($933)              $0        $12,423         $220,983

Net income                                 185         7,949             -                -              -            9,119
Distributions                              (92)       (3,851)            -                -              -           (3,943)
Reissuance of treasury stock                 -             1             7                -              -                8
Deferred shares issued under the
  Non-Employee Directors' Share Plan         -            40             -                -              -               40
Change in value of mortgage revenue bonds
  and other bond related investments
  available for sale, net                    -             -             -                -            960              960
Restricted share grants                      -           182             -             (182)             -                -
Amortization of deferred compensation        -             -             -               13              -               13
                                  ------------- ------------- ------------- ---------------- -------------- ----------------
Balance, June 30, 1997                     $93      $189,835         ($926)           ($169)       $13,383         $227,180
                                  ============= ============= ============= ================ ============== ================

SHARE ACTIVITY:
Balance, January 1, 1997                 2,000    11,092,370        60,798
  Reissuance of treasury stock               -           491          (491)
  Deferred shares issued under the
  Non-Employee Directors' Share Plan         -         2,431             -
  Vesting of restricted shares               -           798             -
                                  ------------- ------------- -------------
Balance, June 30, 1997                   2,000    11,096,090        60,307
                                  ============= ============= =============

                                  The accompanying notes are an integral part of these financial statements.


       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        Municipal Mortgage and Equity, L.L.C. (the "Company") is in the
business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments and secured by nonrecourse  mortgage loans on the underlying properties.  The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the
"Partnership"), which was merged into the Company effective August 1,
1996 (the "Merger").   Accordingly, the accompanying financial statements
represent the financial position of the  Company at  June 30, 1997 and
December 31, 1996; results of operations include those of the Partnership for the  six months ended  June 30, 1996  and those of the Company for the six months ended June 30, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

        On June 30, 1997, the Company acquired a 99.9% member interest in MMACap, LLC for $1.0 million (see further discussion in Note 4). The other 0.1% member interest in MMACap, LLC was purchased by MME I
Corporation, an affiliate of the Company. As a result of this acquisition, the consolidated financial statements of the Company include MMACap, LLC.

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

        As of June 30, 1997, the Company held 32 bonds (12 participating bonds, six non-participating bonds, 12 participating subordinate bonds and two non-participating subordinate bonds) and one bond related investment, which are collateralized by 33 individual properties. The following table provides certain information with respect to each of the bonds and other bond related investments.



                                                                       June 30, 1997                    December 31, 1996
                                                             ---------------------------------  ---------------------------------
                                 Base                 Face    Amortized  Unrealized   Fair       Amortized  Unrealized   Fair
Investment in Mortgage         Interest   Maturity   Amount      Cost    Gain (Loss)  Value         Cost    Gain (Loss)  Value
Revenue Bonds (Note 2)           Rate       Date     (000s)     (000s)     (000s)     (000s)       (000s)     (000s)     (000s)
--------------------------    ----------------------------------------------------------------  ---------------------------------
Participating Bonds (1):
 Alban Place              (2)      7.875 Oct. 2008   $10,065     $10,065      ($667)   $9,398       $10,065      ($773)   $9,292
 Creekside Village        (2)      7.500 Nov. 2009    11,760       7,396        162     7,558         7,396        120     7,516
 Emerald Hills            (2)      7.750 Apr. 2008     6,725       6,725        455     7,180         6,725        455     7,180
 Lakeview Garden          (2)      7.750 Aug. 2007     9,003       5,674        125     5,799         5,674         98     5,772
 Newport-on-Seven         (2)      8.125 Aug. 2008    10,125       7,898        618     8,516         7,898        618     8,516
 North Pointe             (2)      7.875 Aug. 2006    25,185      12,738      1,536    14,274        12,738      1,536    14,274
 Northridge Park          (2)      7.500 June 2012     8,815       8,815     (2,638)    6,177         8,815     (2,959)    5,856
 Riverset                 (2)      7.875 Nov. 1999    19,000      19,000        560    19,560        19,000        560    19,560
 Southfork Village        (2)      7.875 Jan. 2009    10,375      10,375      1,337    11,712        10,375      1,337    11,712
 Villa Hialeah            (2)      7.875 Oct. 2009    10,250      10,250     (2,616)    7,634        10,250     (2,609)    7,641
 Willowgreen              (2)      8.000 Dec. 2010     9,275       6,770          6     6,776         6,770        (13)    6,757
 The Crossings            (7)      5.500 July 2007     7,055       7,055          -     7,055             -          -         -
                                                             ---------------------------------  ---------------------------------
 Subtotal participating bonds                                    112,761     (1,122)  111,639       105,706     (1,630)  104,076
                                                             ---------------------------------  ---------------------------------
Non-Participating Bonds:
 Riverset II              (4)      9.500 Oct. 2019     7,610       7,226        821     8,047         7,222        826     8,048
 Charter House            (4)      7.450 July 2026     7,675       7,751          1     7,752         7,752        (38)    7,714
 Hidden Valley            (4)      8.250 Jan. 2026     1,705       1,705          9     1,714         1,705        (46)    1,659
 Oakbrook                 (4)      8.200 July 2026     3,210       3,242          8     3,250         3,242         14     3,256
 Torries Chase            (4)      8.150 Jan. 2026     2,080       2,080         10     2,090         2,080         20     2,100
 Southgate                (7)      8.000 June 2027    11,075      11,075          -    11,075             -          -         -
                                                             ---------------------------------  ---------------------------------
 Subtotal non-participating bonds                                 33,079        849    33,928        22,001        776    22,777
                                                             ---------------------------------  ---------------------------------
Participating Subordinate Bonds (1):
 Barkley Place            (3)     16.000 Jan. 2030     3,480       2,445        880     3,325         2,445        483     2,928
 Gilman Meadows           (3)      3.000 Jan. 2030     2,875       2,530        859     3,389         2,530        964     3,494
 Hamilton Chase           (3)      3.000 Jan. 2030     6,250       4,140        788     4,928         4,140        778     4,918
 Mallard Cove I           (3)      3.000 Jan. 2030     1,670         798        146       944           798        146       944
 Mallard Cove II          (3)      3.000 Jan. 2030     3,750       2,429        420     2,849         2,429        420     2,849
 Meadows                  (3)     16.000 Jan. 2030     3,635       3,716        719     4,435         3,716        719     4,435
 Montclair                (3)      3.000 Jan. 2030     6,840       1,691      2,798     4,489         1,691      2,798     4,489
 Newport Village          (3)      3.000 Jan. 2030     4,175       2,973      2,100     5,073         2,973      1,901     4,874
 Nicollet Ridge           (3)      3.000 Jan. 2030    12,415       6,075        494     6,569         6,075        573     6,648
 Steeplechase Falls       (3)     16.000 Jan. 2030     5,300       5,852      2,361     8,213         5,852      2,361     8,213
 Whispering Lake          (3)      3.000 Jan. 2030     8,500       4,779      1,182     5,961         4,779      1,182     5,961
 Riverset II              (4)     10.000 Oct. 2019     1,489           -       955       955              -        913       913
                                                             ---------------------------------  ---------------------------------
 Subtotal participating subordinate bonds                         37,428     13,702    51,130        37,428     13,238    50,666
                                                             ---------------------------------  ---------------------------------
Non-Participating Subordinate Bonds:
 Independence Ridge       (4)     12.500 Dec. 2015     1,045       1,045        (10)    1,035         1,045          -     1,045
 Locarno                  (4)     12.500 Dec. 2015       675         675         (7)      668           675          -       675
                                                             ---------------------------------  ---------------------------------
 Subtotal non-participating subordinate bonds                      1,720        (17)    1,703         1,720          -     1,720
                                                             ---------------------------------  ---------------------------------
Other Bond Related Investments:
 RITES                    (4)                          3,580       4,301        262    4,563          4,354        299     4,653
 Interest rate swap       (5)                          7,200           -       (206)    (206)             -       (260)     (260)
 Purchase commitment      (6)                         33,900           -        (85)     (85)             -          -         -
                                                             ---------------------------------  ---------------------------------
 Subtotal other bond related investments                           4,301        (29)    4,272         4,354         39     4,393
                                                             ---------------------------------  ---------------------------------
Total investment in mortgage
  revenue bonds and other bond related investments              $189,289    $13,383  $202,672      $171,209    $12,423  $183,632
                                                             =================================  =================================
 (1) These bonds also contain additional interest features contingent on available cash flow, except for Barkley Place, Meadows, and Steeplechase Falls.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) 1996 Acquisitions.
 (5) Amount represents notional amount of interest rate swap agreement.
 (6) On November 12, 1996, the Company agreed to purchase a bond with a face amount of $33,900,000.  For further discussion see Note 8.
 (7) 1997 Acquisition. The Crossing's bond paid an additional yield maintenance fee of 3.31% until the bond refunding in July 1997 at which time the base interest rate was changed to 8.00%.

   On January 27, 1997, the Company acquired a $7.1 million tax-exempt mortgage revenue bond collateralized by a 200-unit multifamily apartment project known as The Crossings, located in DeKalb County, Georgia. Prior to refunding in July 1997, the stated annual interest rate on the bond was 5.5%. On July 11, 1997, the bond was refunded, and as a result, the stated annual interest rate was changed to 8.0% and the maturity date was extended to a 30-year term (2027) with a prepayment option in the twelfth year. Also as part of the refunding, the Company now participates in the growth of the value of the underlying property collateral through contingent interest payments from the property's cash flow. These contingent interest payments are taxable income for federal income tax purposes. Prior to the refunding, under the terms of the transaction, the Company received an effective annual interest rate of 8.81% on the bond as a result of a yield maintenance agreement entered into between the borrower and the Company.
The 3.31% yield maintenance fee earned on the bonds was taxable income for federal income tax purposes. Additionally, in conjunction with this bond purchase, the Company made a taxable loan discussed further in Note 3.

        On June 11, 1997, the Company acquired a $11,075,000 tax-exempt mortgage revenue bond collateralized by a 215 unit multifamily apartment project known as Southgate, located in Howard County, Maryland. The bond bears interest at a stated annual rate of 8.0%. Principal payments begin in August 1997 until maturity in 2027. Additionally, in conjunction with this bond purchase, the Company made a taxable loan discussed further in Note
3.

        Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," ("FAS 115"), investments in mortgage revenue bonds and other bond related investments are classified as available-for-sale debt securities and are carried at fair value. The fair values of participating bonds, which are wholly collateral dependent and for which only a limited market exists, are estimated by the Company. The fair value of non-participating bonds and other bond related investments are based on values from external pricing sources for these or similar bonds. For the quarter ended June 30, 1997, the net adjustment to unrealized gains and losses on mortgage revenue bonds and other bond related investments available for sale increased shareholders' equity by approximately $960,000.

        Indicated impairments must be considered other-than-temporary when it becomes probable that all amounts under the bond will not be collected in accordance with the bond's contractual terms. During the second quarter of 1996, the Partnership recorded other-than-temporary impairments totaling $3,990,000 on five bonds. There were no other-than-temporary impairments in the second quarter of 1997. The Company will continue to use its best efforts in estimating the fair value of its mortgage revenue bonds and other bond related investments.

NOTE 3 - INVESTMENT IN PARITY WORKING CAPITAL LOANS,
DEMAND NOTES  AND OTHER LOANS

        As of June 30, 1997, the Company held ten parity working capital loans relating to the 11 remaining original mortgage revenue bonds. The terms of the loans are identical to the mortgage revenue bonds to which they relate. A complete description is included in Note 6 to the Company's 1996 Form 10-K.

        As of June 30, 1997, the Company held ten Working Capital
Demand Notes, eleven Accrued Interest Demand Notes and eleven Load
Loan Demand Notes (collectively the "Demand Notes"). The Demand Notes are due on demand, but in no case later than January 2030. The Demand
Notes bear interest at a compound annual rate equal to the Blended Annual rate in effect for that calendar year as published by the Internal Revenue Service. A complete description is included in Note 6 to the Company's 1996 Form 10-K.

        On January 9, 1997, in conjunction with the purchase of the bond collateralized by The Crossings property, the Company made a loan on the property not to exceed $844,000 of which approximately $563,000 was drawn by the borrower. The annual stated interest rate on the loan was 8.81% until the bond refunding. On July 11, 1997, in conjunction with the bond refunding, the loan was amended resulting in a new annual stated interest rate of 8% on the loan. An additional $181,000 was drawn on the loan at the time of the bond refunding. Principal payments on the bond and the loan will be made monthly through maturity in 2027.

        On June 11, 1997, in conjunction with the purchase of the bond collateralized by the Southgate property, the Company made a $380,000 loan on the property. The loan bears interest at an annual stated rate of 8.0%. Principal payments begin in August 1997 until maturity in 2027.

        Interest on the parity working capital loans, Demand Notes and other loans are taxable to the shareholders for federal income tax purposes.

NOTE 4 - RESTRICTED ASSETS

        On June 30, 1997, the Company acquired a 99.9% member interest
in MMACap, LLC for   $1.0 million. The other  0.1% member interest in
MMACap, LLC was purchased by MME I, Corporation, an affiliate of the Company. As a result of this acquisition, the consolidated financial statements of the Company include MMACap, LLC. The only asset of MMACap, LLC is a $1.4 million Fannie Mae risk-sharing collateral account. The collateral account is part of a structured finance program developed by Fannie Mae to facilitate the credit enhancement of bonds for which there is shared risk. The risk-sharing collateral account provides additional security for three enhanced bonds currently within a cross collateralized pool. In the event any of the bonds in the pool cannot fund their debt service payments, the money in the collateral account can be used to fund debt service short falls. The Company does not believe that any loss is likely. The collateral account will not be released to the Company until the interest and principal obligations on all the bonds are fulfilled. The release of the collateral account is anticipated to be in 2006 when the bonds are expected to be refunded. In the interim, the Company will receive the interest earned on the balance of the collateral reserve account. The approximate $360,000 discount on the purchase has been recorded as unearned revenue and will be amortized into income as guarantee fee revenue over the expected life of the collateral account.

        As part of the purchase of this collateral account, the Company assumed a Master Recourse Agreement with Fannie Mae. Under this agreement, the Company can add additional assets to the existing pool discussed above. This will enable the Company to securitize bonds with Fannie Mae credit enhancement. As bonds are added to the pool, the expected life on the collateral account may be adjusted.

NOTE 5 - UNEARNED REVENUE

        In addition to the unearned revenue resulting from the purchase discussed in Note 4, the Company receives loan acquisition fees on certain bond purchases which are deferred and recorded as unearned revenue. These fees are then amortized into income to approximate a level yield over the estimated lives of the related investments. The Company also received a loan guarantee fee in December 1996 (see further discussion in Note 8) that was deferred and is being amortized into income over the term of the guarantee period.


NOTE 6 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND
EMPLOYEE INCENTIVE PLAN

Common Stock Options

        On April 24, 1997, options to purchase 641,970 Growth Shares were issued under the 1996 Share Incentive Plan. The options were issued at an exercise price of $16 7/8, the fair value of the Growth Shares on the date of grant. The options vest over five years.

        On May 28, 1997, options to purchase 12,500 Growth Shares were issued under the Non-Employee Directors' Share Plan. The options were issued at an exercise price of $16 13/16, the fair value of the Growth Shares on date of grant. These options are exercisable in full on the first anniversary of the date of grant.

Restricted Shares

        On April 24, 1997, 10,769 restricted shares were granted under the 1996 Share Incentive Plan. The market value of the shares awarded was approximately $182,000. This amount was recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period.

NOTE 7 - RELATED PARTY TRANSACTIONS

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


                                              For the three months            For the six months
                                                  ended June 30,                 ended June 30,
                                            -------------------------       ------------------------
                                               1997          1996              1997         1996
                                              (000's)       (000's)          (000's)       (000's)
                                            -----------   -----------       ----------   -----------
Charged to Series I:
  Salaries of noncontrolling persons &
  related expenses                                  $0          $130               $0          $238
  Other administrative expenses                      -            25                -            49
                                            -----------   -----------       ----------   -----------
  Expenses reimbursed                               $0          $155               $0          $287
                                            ===========   ===========       ==========   ===========
Charged to Series II:
  Salaries of noncontrolling persons &
  related expenses                                  $0           $63               $0          $114
  Other administrative expenses                      -            12                -            24
                                            -----------   -----------       ----------   -----------
  Expenses reimbursed                               $0           $75               $0          $138
                                            ===========   ===========       ==========   ===========
Charged to Company subsequent to July 31, 1996:
  Other administrative expenses                    $67            $0             $138            $0
                                            ===========   ===========       ==========   ===========
Total:
  Salaries of noncontrolling persons &
     related expenses                               $0          $193               $0          $352
  Other administrative expenses                     67            37              138            73
                                            -----------   -----------       ----------   -----------
  Expenses reimbursed                              $67          $230             $138          $425
                                            ===========   ===========       ==========   ===========


        Mr. Mark K. Joseph, the Company's Chairman and Chief Executive
Officer, controls and is an officer of, and Mr. Michael L. Falcone, the Company's Executive Vice President, has an interest in and is an officer of, an entity which is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's
bond investments.    For these services the affiliated entity receives property management fees pursuant to management fee contracts. In addition, certain former affiliated entities of the Partnership also receive property management fees pursuant to management fee contracts. Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement, as amended, (the "Operating Agreement"), each affiliate and former affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During the six months ended June 30, 1997 and 1996, these fees approximated $326,000 and $521,000, respectively.

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

  On September 1, 1996, the eleven operating partnerships included in the Financing entered into an agreement with the Company whereby the principal amortization on the Working Capital and Load Loan Demand Notes were suspended. The managing general partner of these operating partnerships is
an entity controlled by Mr. Joseph.   This action did not change the total
cash payments received from the operating partnerships, but did result in additional interest income of $468,000 for the six months ended June 30, 1997.

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

  Prior to the Merger, the former associate general partner received fees for mortgage servicing from the operating partnerships owning the original mortgaged properties. The fees paid by all operating partnerships to the former associate general partner approximated $989,000 for the six months ended June 30, 1996 . On August 1, 1996, the former general partners and their affiliates contributed to the Company their mortgage servicing activities in exchange for Growth Shares, and the Company now receives the cash flow associated with these fees. Upon receipt of the mortgage servicing activities, the Company terminated the mortgage servicing fees paid on bonds collateralized by properties controlled by affiliates of the Company. As a result, the Company now receives these fees in two forms, (1) as mortgage servicing fees from the bonds collateralized by properties controlled by non-affiliates and paid to the former associate general partner which is now substantially owned by the Company, and (2) as additional bond interest for bonds collateralized by properties controlled by affiliates of the Company. For the six months ended June 30, 1997, the cash flow associated with these fees paid to the Company approximated $246,000 in mortgage servicing fees and $740,000 in additional bond interest.

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

  In addition, 177061 Canada Ltd. (formerly Shelter Corporation of
Canada Limited), a general partner of the former Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unaccrued and unpaid balances due under the limited operating deficit guarantees, including interest as of June 30, 1997, totaled $54,000 and $71,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $35,000 and $59,000 were received on the North Pointe obligation and recorded as income for the six months ended June 30, 1997 and 1996, respectively.
Under the Whispering Lake obligation, $49,000 and $83,000 were received and recorded as income for the six months ended June 30, 1997 and 1996, respectively.

  The borrower of the funds to be provided by the $33.9 million mortgage revenue bond described in Note 8 will be the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mr. Joseph is the President and one of five directors of the Shelter Foundation. In addition, companies of which Mr. Joseph owns an indirect minority interest and Mr. Falcone owns a direct minority interest, will receive a consulting fee of 1.0% of the loan amount and will serve as property manager of the related apartment project for a fee of $13,750 per month.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

Distributions
  On July 9, 1997, a distribution of 35.0 cents for the three months ended June 30, 1997 was declared for Growth Shareholders of record on July 21, 1997 and was paid on August 4, 1997. In accordance with the Company's Operating Agreement, Preferred Shares and Preferred CD Shares are paid distributions semiannually. As a result, on July 9, 1997, a per share distribution for the six months ended June 30, 1997 was also declared to the preferred shareholders as shown in the following table:




                                                                                    Preferred Capital
                                        BACs          Growth   Preferred Shares    Distribution Shares
                                 -------------------  ------   ------------------  -------------------
                                 Series I  Series II  Shares   Series I  Series II Series I  Series II
                                 -------------------  ------   ------------------- -------------------
Distributions paid on July 31, 1996
to holders of record on June 30, 1996:
 For the six months ended
 June 30, 1996 from the Partnership
 (prior to the Merger)            $26.25     $27.50      N/A      N/A       N/A        N/A      N/A

Distributions paid on May 9, 1997
to holders of record on April 28, 1997:
 For the three months ended
    March 31, 1997                   N/A      N/A        0.3450    -         -          -        -

Distributions paid on August 4, 1997
to holders of record on July 21, 1997:
 For the three months ended
   June 30, 1997                     N/A      N/A       0.3500     -         -          -        -
 For the six months ended
   June 30, 1997                     N/A      N/A          -      26.25     30.64      21.57   25.00
                                 --------------------------------------------------------------------
 Total                            $26.25    $27.50     $0.69500  $26.25    $30.64     $21.57  $25.00
                                 ====================================================================



  On June 30, 1997, the preferred shareholders were asked pursuant to an action by written consent to vote on an amendment to the Company's
Operating Agreement to change the frequency of Preferred Share and Preferred CD Share distributions from twice a year to four times a year. Each class of Preferred Shares and Preferred CD Shares voted separately on this proposal. This amendment would not have taken place for a class of preferred shares unless more than 50% of the shares in that class (both Series I and Series II combined) approved this amendment. No meeting of preferred shareholders was held in connection with this solicitation. The proposed amendment has been approved and the quarterly distributions will commence in or around November 1997 for the quarter ending September 30, 1997.

Other
  On July 1, 1997, the Company purchased $3.36 million (par value) in
RITES, a security offered by Merrill Lynch through its P-FLOATS program for $3.5 million (see discussion of the P-FLOATs program in Note 5 to the Company's 1996 Form 10-K). For the Series PA-152 P-FLOATs and RITES,
Merrill placed into a trust $10.1 million in multifamily revenue bonds with a coupon of 7.375% collateralized by Indian Lakes Apartments, located in Virginia Beach, Virginia. The trust was securitized into $6.72 million in P-FLOATs and $3.36 million in RITES. The premium paid for the Indian Lakes RITES is being amortized into income to approximate a level yield over the term of the RITES. The Indian Lakes RITES are subject to mandatory semi-annual call provisions.

  The Company entered into an interest rate swap contract with a notional amount of $6.5 million to hedge against the interest rate exposure on the Company's investment in the Indian Lakes RITES. Under the interest rate swap agreement, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate equal to 4.79%. In return, the Counterparty will pay the Company a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues.
The  Indian Lakes interest rate swap agreement matures January 3, 2006.
The swap contract in conjunction with the Indian Lakes RITES is intended to produce a relatively constant yield of approximately 10.5% over the effective duration of the RITES. Risk arises from the possible inability of the Counterparty to meet the terms of the contract with the Company. However, there is no current indication of such inability.

  On July 7, 1997, the Company entered into a joint program with the Montford Companies to originate tax-exempt transactions. The Company and the Montford Companies agreed to work jointly over an initial two year period to invest in tax-exempt trust certificates backed by tax-exempt housing bonds. The Company anticipates acquiring up to $50 million in senior interest in tax-exempt bonds through this joint program; however, the Company is not obligated to acquire any bonds as a result of entering this joint program. The Company received a $250,000 program development fee for structuring, documenting, underwriting and generally developing the program.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

  Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the "Merger"), is the successor to the business of SCA Tax Exempt Fund
Limited Partnership (the "Partnership"). Accordingly, the financial statements included herein present the financial position of the Company at June 30, 1997 and December 31, 1996; results of operations include the operations of the Company for the six months ended June 30, 1997 and those of the Partnership for the six months ended June 30, 1996.

  The Partnership was a closed-end limited partnership whose assets, until 1995, consisted principally of 22 mortgage revenue bonds and related working capital loans acquired with the $296 million proceeds from two
1986 offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. In 1995, the Partnership, in a financing transaction (the "Financing") described more fully in Note 4 to the Company's 1996 Annual Report on Form 10-K (the "Company's 1996
Form 10-K") , raised $67.7 million of Financing proceeds of which $5.0 million was invested in demand notes and the remaining proceeds, after expenses and working capital reserves, of $56.8 million are being used for further investment in mortgage revenue bonds.

  As a result of elections made by the Partnership's BAC holders in connection with the Merger, the outstanding BACs were exchanged for either Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD Shares"), or Growth Shares (including a limited number of Term Growth
Shares) of the Company. As more fully explained in Note 8 to the Company's 1996 Form 10-K, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and only the Growth Shares and the Term Growth Shares participate in the investment results of the bonds and other bond related investments purchased with the proceeds from the Financing and any future financings.

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

Results of Operations

    Quarterly Results Analysis

  Total income for the three months ended June 30, 1997 increased by approximately $800,000 over the same period last year due primarily to (1) an increase in cash generated by property operations which led to an increase in debt service paid of approximately $174,000, (2) the contribution of mortgage servicing activities by the former general partners of the Partnership which served to increase interest received from the properties collateralizing the bonds by approximately $371,000, and (3) an increase in interest collected from the properties of approximately $234,000 due to the suspension of principal payments on the demand notes.

  Operating expenses for the three months ended June 30, 1997 decreased by approximately $212,000 from the prior year due to a decrease in merger-related expenses of approximately $325,000 offset by an increase in costs associated with the administration of a public company and the Company's expansion.

      Year-to-Date Results Analysis

  Total income for the six months ended June 30, 1997 increased by approximately $2,075,000 over the same period last year due primarily to (1) an increase in cash generated by property operations which led to an increase in debt service paid of approximately $497,000, (2) the contribution of mortgage servicing activities by the former general partners of the Partnership which served to increase interest received from the properties collateralizing the bonds by approximately $732,000, (3) an increase in interest revenue and acquisition fees earned on new acquisitions of approximately $373,000, and (4) an increase in interest collected from the properties of approximately $468,000 due to the suspension of principal payments on the demand notes.

  Operating expenses for the six months ended June 30, 1997 decreased by approximately $242,000 from the prior year due to a decrease in merger-related expenses of approximately $600,000 offset by an increase in costs associated with the administration of a public company and the Company's expansion.

Liquidity and Capital Resources

  At June 30, 1997, the Company had cash and cash equivalents of approximately $11.5 million available for investment.

  The Company (including the predecessor Partnership) has financed its operations with the proceeds from the Partnership's 1986 BAC offerings, the proceeds from the Financing and cash provided by debt service and fees relating to the bonds and related loans and notes acquired with such proceeds. Cash flow from operating activities was $8.8 million and $5.6 million for the six months ended June 30, 1997 and 1996, respectively. The increase for the six months ended June 30, 1997 over the same period in 1996 was due primarily to the fact that in the first and second quarter of 1996 the income from the temporary investment of the Financing proceeds, as well as the debt service on certain notes, both of which were held by MLP II Acquisition Limited Partnership (a limited partnership, which was accounted for under the equity method), were classified as cash flow from investing activities. Had they been classified as cash flow from operating activities during this period, cash flow from operating activities would have been $8.0 million during the six months ended June 30, 1996.

  On July 9, 1997, a distribution of 35.0 cents for the three months ended
June 30, 1997 was declared for holders of Growth Shares. For the same period, $93,260 in distributions were declared for  Term Growth
Shareholders.   In accordance with the Company's Operating Agreement,
Preferred Shares and Preferred CD shares are paid distributions semiannually.
 As a result, on July 9, 1997, a per share distribution for the six months ended June 30, 1997 was also declared to the preferred shareholders as follows:
Preferred Series I, $26.25, Preferred Series II, $30.64, Preferred Capital Distribution Series I, $21.57, and Preferred Capital Distribution Series II, $25.00. All distributions were for holders of record on July 21, 1997 and were paid on August 4, 1997.

  The Company expects to meet its cash needs in the short-term from operating cash flow. In addition, the Company's business plan anticipates making additional investments of approximately $50 million to $75 million of additional mortgage revenue bonds during 1997 (assuming the purchase of a $33.9 million bond for which a commitment has been made ). In order to achieve its plan, the Company will be required to obtain additional debt, securitization or equity financing of approximately $50 million to $75 million during 1997. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On June 30, 1997, the preferred shareholders were asked pursuant to an action by written consent to vote on an amendment to the Company's
Operating Agreement to change the frequency of Preferred Share and Preferred CD Share distributions from twice a year to four times a year. Each class of Preferred Shares and Preferred CD Shares voted separately on this proposal. This amendment would not have taken place for a class of preferred shares unless more than 50% of the shares in that class (both Series I and Series II combined) approved this amendment. No meeting of preferred shareholders was held in connection with this solicitation. The proposed amendment has been approved and the quarterly distributions will commence in or around November 1997 for the quarter ending September 30, 1997.

As of August 8, 1997, with respect to the Preferred Shares, 14,782 votes were cast in favor of the amendment, 324 votes opposed the amendment, and 365 votes abstained. As of August 8, 1997, with respect to the Preferred CD Shares, 8,884 votes were cast in favor of the amendment, 169 votes opposed the amendment, and 126 votes abstained. The Company terminated this solicitation on August 8, 1997 and will file an amendment to its Operating Agreement soon.

Item 6 - Exhibits and Reports on Form 8-K

  (a)       Exhibits:

            (27)  Financial Data Schedule

  (b)       Reports on Form 8-K:

            The Registrant filed no reports on Form 8-K for the period covered by this report.
PAGE

                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
    Mark K. Joseph
    Chief Executive Officer and Chief Financial Officer


DATED:  August 14, 1997