Form 10-Q
period 1997-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1997-10-24
CIK 1003201

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C.  20549

                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
         Securities Exchange Act of 1934

For the period ended: September 30, 1997           Commission file
                                                   number:  001-11981


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

                                           Yes  X    No


The Company had 11,093,041 Growth Shares outstanding as of October 21, 1997, the latest practicable date.

      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II- OTHER INFORMATION

Item

5. Other Information

6. Exhibits and Reports on Form 8-K

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

                                                                September 30, December 31,
                                                                    1997          1996
                                                                ------------  ------------
ASSETS

Cash and cash equivalents                                            $8,221       $34,817
Interest receivable                                                   1,412         1,352
Investment in mortgage revenue bonds and other bond
  related investments, net (Note 2)                                 210,659       183,632
Investment in parity working capital loans, demand
  notes and other loans, net (Note 3)                                11,341        10,158
Other assets                                                            540           318
Restricted assets (Note 4)                                            1,359             -
                                                                ------------  ------------
  TOTAL ASSETS                                                     $233,532      $230,277
                                                                ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                  $945          $870
Distributions payable                                                     -         8,095
Unearned revenue (Note 5)                                               982           329
                                                                ------------  ------------
  TOTAL LIABILITIES                                                   1,927         9,294
                                                                ------------  ------------

Commitments and contingencies (Notes 4, 5 and 8)                          -             -

Shareholders' equity:
Unrealized gain on mortgage revenue bonds and other
  bond related investments available for sale, net (Note 2)          17,959        12,423
Preferred shares:
  Series I (16,329 shares issued and outstanding)                    11,511        11,254
  Series II (7,637 shares issued and outstanding)                     6,218         6,086
Preferred capital distribution shares:
  Series I (8,909 shares issued and outstanding)                      4,670         4,559
  Series II (3,809 shares issued and outstanding)                     2,124         2,080
Term growth shares (2,000 shares issued and outstanding)                 99             -
Growth shares (11,158,181 shares outstanding, including
  11,153,168 issued, 3,018 deferred, and 1,995 restricted shares at September 30, 1997 and 11,153,168 shares issued
  and outstanding at December 31, 1996)                             190,095       185,514
Less growth shares held in treasury at cost (60,127 shares at
  September 30, 1997 and 60,798 at December 31, 1996)                  (923)         (933)
Less unearned compensation - restricted shares (Note 6)                (148)            -
                                                                ------------  ------------
  TOTAL SHAREHOLDERS' EQUITY                                        231,605       220,983
                                                                ------------  ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $233,532      $230,277
                                                                ============  ============
    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share, per share and per BAC data)
(unaudited)

                                                                For the three months           For the nine months
                                                                 ended September 30,            ended September 30,
                                                                --------------------------   -------------------------
                                                                    1997          1996           1997          1996
                                                                ------------  ------------   ------------   ----------
INCOME

Interest on mortgage revenue bonds and other bond
  related investments                                                $4,295        $3,895        $12,438      $10,422
Interest on parity working capital loans, demand notes
  and other loans                                                     1,013           496          2,569          602
Interest on short-term investments                                       80           368            550          522
Equity in MLP II                                                          -           333              -        2,141
Other income                                                            291            87            792           87
                                                                ------------  ------------   ------------   ----------
  TOTAL INCOME                                                        5,679         5,179         16,349       13,774
                                                                ------------  ------------   ------------   ----------
EXPENSES

Operating expenses                                                      890         1,189          2,441        2,982
Minority interest                                                         -             3              -           13
Other-than-temporary impairments related to investments in mortgage
  revenue bonds (Note 2)                                                  -             -              -        3,990
                                                                ------------  ------------   ------------   ----------
  TOTAL EXPENSES                                                        890         1,192          2,441        6,985
                                                                ------------  ------------   ------------   ----------
NET INCOME                                                           $4,789        $3,987        $13,908       $6,789
                                                                ============  ============   ============   ==========


NET INCOME  PRIOR TO AUGUST 1, 1996 ALLOCATED TO:

  General Partners                                                    $  -             $8         $   -           $36
                                                                ============  ============   ============   ==========
  Limited Partners:
        Series I                                                      $  -           $493         $   -        $1,065
                                                                ============  ============   ============   ==========
        Series II                                                     $  -           $306         $   -        $2,508
                                                                ============  ============   ============   ==========
NET INCOME  PER BAC PRIOR TO AUGUST 1, 1996:
        Series I                                                      $  -          $2.47         $   -        $ 5.33
                                                                ============  ============   ============   ==========
        Series II                                                     $  -          $3.18         $   -        $26.06
                                                                ============  ============   ============   ==========

NET INCOME SUBSEQUENT TO JULY 31, 1996 ALLOCATED TO:
  Preferred shares:
        Series I                                                      $236           $166            $686        $166
                                                                ============  ============   ============   ==========
        Series II                                                     $122            $85            $366         $85
                                                                ============  ============   ============   ==========
  Preferred capital distribution shares:
        Series I                                                      $104            $78            $303         $78
                                                                ============  ============   ============   ==========
        Series II                                                      $47            $34            $139         $34
                                                                ============  ============   ============   ==========
  Term growth shares                                                   $99            $64            $284         $64
                                                                ============  ============   ============   ==========
  Growth shares                                                     $4,181         $2,753         $12,130      $2,753
                                                                ============  ============   ============   ==========
NET INCOME PER SHARE SUBSEQUENT TO JULY 31, 1996:

  Preferred shares:
      Series I                                                       $14.44        $10.19          $41.99      $10.19
                                                                ============  ============   =============   =========
      Series II                                                      $16.01        $11.14          $47.96      $11.14
                                                                ============  ============   =============   =========
  Preferred capital distribution shares:
      Series I                                                       $11.63         $8.70          $33.99       $8.70
                                                                ============  ============   =============   =========
      Series II                                                      $12.34         $8.92          $36.56       $8.92
                                                                ============  ============   =============   =========

  Growth shares                                                       $0.37         $0.25           $1.09       $0.25
                                                                ============  ============   =============   =========
  Weighted average shares outstanding                            11,145,541    11,144,380      11,124,513  11,144,380

              The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

                                                                 For the nine months ended
                                                                    September 30,
                                                                --------------------------
                                                                    1997          1996
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $13,908        $6,789
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in MLP II net income                                             -        (2,141)
  Income allocated to minority interest                                   -            13
  Other-than-temporary impairments related to investments in
    mortgage revenue bonds                                                -         3,990
  Increase (decrease) in valuation allowance on parity working
    capital loans                                                       (60)           29
  Depreciation and amortization                                          61             -
  Restricted share compensation expense                                  34             -
  Deferred shares issued under the Non-Employee Directors' Share Plan    51             -
  Director fees paid by reissuance of treasury shares                    12             -
  (Increase) in interest receivable                                     (59)          (15)
  (Increase) decrease in other assets                                  (153)           61
  Increase in accounts payable and accrued expenses                      75           318
  (Decrease) in due to affiliates                                         -            (5)
  Increase in unearned fees collected, net                              294             -
                                                                ------------  ------------
Net cash provided by operating activities                            14,163         9,039
                                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and other bond related
 investments                                                        (21,672)       (1,720)
Net decrease in short-term investments                                    -         4,705
Origination of other loans                                           (1,124)            -
Purchases of furniture and equipment                                    (80)            -
Investment in MMACap, LLC (Note 4)                                   (1,000)            -
Principal payments received                                             131            77
Distributions from MLP II                                                 -         2,992
                                                                ------------  ------------
Net cash provided by (used in) investing activities                 (23,745)        6,054
                                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock                                                -          (538)
Distributions                                                       (17,014)      (18,589)
                                                                ------------  ------------
Net cash provided by (used in) financing activities                 (17,014)      (19,127)
                                                                ------------  ------------

NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (26,596)       (4,034)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          34,817         9,810
                                                                ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $8,221        $5,776
                                                                ============  ============
Disclosure of Non-Cash Activities:
  Restricted assets acquired with investment in MMACap, LLC      $      359        $    -
                                                                ============  ============
  Net assets received upon dissolution of the MLP II structure   $        -       $64,448
                                                                ============  ============
    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 1997 THROUGH SEPTEMBER 30, 1997
(In thousands, except share data) (unaudited)

                                                                       Preferred
                                      Preferred Shares            Capital Distribution
                                    Series I      Series II     Series I       Series II
                                  ------------- ------------- ------------- ----------------
Balance, January 1, 1997               $11,254        $6,086        $4,559           $2,080

Net income                                 686           366           303              139
Distributions                             (429)         (234)         (192)             (95)
Reissuance of treasury stock                 -             -             -                -
Deferred shares issued under the
  Non-Employee Directors' Share Plan         -             -             -                -
Change in value of mortgage revenue bonds
  and other bond related investments
  available for sale, net                    -             -             -                -
Restricted share grants                      -             -             -                -
Amortization of deferred compensation        -             -             -                -
                                  ------------- ------------- ------------- ----------------
Balance, September 30, 1997            $11,511        $6,218        $4,670           $2,124
                                  ============= ============= ============= ================

SHARE ACTIVITY:
Balance, January 1, 1997                16,329         7,637         8,909            3,809
  Reissuance of treasury stock               -             -             -                -
  Deferred shares issued under the
  Non-Employee Directors' Share Plan         -             -             -                -
  Vesting of restricted shares               -             -             -                -
                                  ------------- ------------- ------------- ----------------
Balance, September 30, 1997             16,329         7,637         8,909            3,809
                                  ============= ============= ============= ================

                                  The accompanying notes are an integral part of these financial statements.

                                                                                             Unrealized Gain
                                                                                             on mortgage revenue
                                                                                             bonds and other
                                                                                              bond related
                                   Term Growth     Growth       Treasury        Unearned     investments, available
                                     Shares        Shares        Shares       Compensation   for sale, net       Total
                                  ------------- ------------- ------------- ---------------- --------------
Balance, January 1, 1997                    $-      $185,514         ($933)              $-        $12,423         $220,983

Net income                                 284        12,130             -                -              -           13,908
Distributions                             (185)       (7,784)            -                -              -           (8,919)
Reissuance of treasury stock                 -             2            10                -              -               12
Deferred shares issued under the
  Non-Employee Directors' Share Plan         -            51             -                -              -               51
Change in value of mortgage revenue bonds
  and other bond related investments
  available for sale, net                    -             -             -                -          5,536            5,536
Restricted share grants                      -           182             -             (182)             -                -
Amortization of deferred compensation        -             -             -               34              -               34
                                  ------------- ------------- ------------- ---------------- -------------- ----------------
Balance, September 30, 1997                $99      $190,095         ($923)           ($148)       $17,959         $231,605
                                  ============= ============= ============= ================ ============== ================

SHARE ACTIVITY:
Balance, January 1, 1997                 2,000    11,092,370        60,798
  Reissuance of treasury stock               -           671          (671)
  Deferred shares issued under the
  Non-Employee Directors' Share Plan         -         3,018             -
  Vesting of restricted shares               -         1,995             -
                                  ------------- ------------- -------------
Balance, September 30, 1997              2,000    11,098,054        60,127
                                  ============= ============= =============

                                  The accompanying notes are an integral part of these financial statements.


      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        Municipal Mortgage and Equity, L.L.C. (the "Company") is in the
business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments and secured by nonrecourse  mortgage loans on the underlying properties.  The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the
"Partnership"), which was merged into the Company effective August 1,
1996 (the "Merger").   Accordingly, the accompanying financial statements
represent the financial position of the  Company at  September 30, 1997 and December 31, 1996; results of operations include those of the
Partnership for the seven months ended July  31, 1996 and those of the
Company for the two months ended September 30, 1996 and the nine months ended September 30, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

        The Company invests in various mortgage revenue bonds and other bond related investments, the proceeds of which are used to make nonrecourse mortgage loans on multifamily housing developments. The
Company's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement.
The basic terms and structure of each bond are described in Note 5 to the Company's 1996 Form 10-K. On February 14, 1995, the Partnership refunded 11 of the original mortgage revenue bonds into 11 Series A Bonds and 11 Series B Bonds. As part of the financing consummated on February
14, 1995 (the "Financing"), custody receipts in the Series A Bonds were sold to third party investors. A complete description of the Financing and the bond terms is set forth in Notes 4 and 5 to the Company's 1996 Form
10-K.

   As of September 30, 1997, the Company held 32 bonds (12 participating bonds, six non-participating bonds, 12 participating subordinate bonds and two non-participating subordinate bonds) and two bond related investments. The bonds and bond related investments are collateralized by 32 individual properties. The following table provides certain information with respect to each of the bonds and other bond related investments.



                                                                 September 30, 1997             December 31, 1996
                                                             -----------------------------  --------------------------
                                  Base                Face   Amortized Unrealized   Fair   Amortized Unrealized  Fair
Investment in Mortgage          Interest  Maturity   Amount    Cost    Gain (Loss)  Value     Cost   Gain (Loss) Value
Revenue Bonds (Note 2)            Rate      Date     (000s)   (000s)   (000s)       (000s)   (000s)   (000s)     (000s)
----------------------------    ----------------------------------------------------------  ---------------------------
Participating Bonds (1):
 Alban Place                (2)    7.875 Oct. 2008   $10,065 $10,065    ($667)    $9,398   $10,065   ($773)    $9,292
 Creekside Village          (2)    7.500 Nov. 2009    11,760   7,396      162      7,558     7,396     120      7,516
 Emerald Hills              (2)    7.750 Apr. 2008     6,725   6,725      487      7,212     6,725     455      7,180
 Lakeview Garden            (2)    7.750 Aug. 2007     9,003   5,674      125      5,799     5,674      98      5,772
 Newport-on-Seven           (2)    8.125 Aug. 2008    10,125   7,898      675      8,573     7,898     618      8,516
 North Pointe               (2)    7.875 Aug. 2006    25,185  12,738    3,225     15,963    12,738   1,536     14,274
 Northridge Park            (2)    7.500 June 2012     8,815   8,815   (2,006)     6,809     8,815  (2,959)     5,856
 Riverset                   (2)    7.875 Nov. 1999    19,000  19,000      529     19,529    19,000     560     19,560
 Southfork Village          (2)    7.875 Jan. 2009    10,375  10,375    1,155     11,530    10,375   1,337     11,712
 Villa Hialeah              (2)    7.875 Oct. 2009    10,250  10,250   (2,577)     7,673    10,250  (2,609)     7,641
 Willowgreen                (2)    8.000 Dec. 2010     9,275   6,770        6      6,776     6,770     (13)     6,757
 The Crossings              (7)    8.000 July 2007     7,050   7,050        -      7,050         -       -          -
                                                             -----------------------------  --------------------------
 Subtotal participating bonds                                112,756    1,114    113,870   105,706  (1,630)   104,076
                                                             -----------------------------  --------------------------
Non-Participating Bonds:
 Riverset II                (4)    9.500 Oct. 2019     7,610   7,228      915      8,143     7,222     826      8,048
 Charter House              (4)    7.450 July 2026     7,635   7,711      153      7,864     7,752     (38)     7,714
 Hidden Valley              (4)    8.250 Jan. 2026     1,700   1,700       51      1,751     1,705     (46)     1,659
 Oakbrook                   (4)    8.200 July 2026     3,195   3,227       64      3,291     3,242      14      3,256
 Torries Chase              (4)    8.150 Jan. 2026     2,070   2,070       96      2,166     2,080      20      2,100
 Southgate                  (7)    8.000 June 2027    11,060  11,060        -     11,060         -       -          -
                                                             ---------------------------  --------------------------
 Subtotal non-participating bonds                             32,996    1,279     34,275    22,001     776     22,777
                                                             -----------------------------  --------------------------
Participating Subordinate Bonds (1):
 Barkley Place              (3)   16.000 Jan. 2030     3,480   2,445      880      3,325     2,445     483      2,928
 Gilman Meadows             (3)    3.000 Jan. 2030     2,875   2,530      859      3,389     2,530     964      3,494
 Hamilton Chase             (3)    3.000 Jan. 2030     6,250   4,140      788      4,928     4,140     778      4,918
 Mallard Cove I             (3)    3.000 Jan. 2030     1,670     798      288      1,086       798     146        944
 Mallard Cove II            (3)    3.000 Jan. 2030     3,750   2,429      516      2,945     2,429     420      2,849
 Meadows                    (3)   16.000 Jan. 2030     3,635   3,716      862      4,578     3,716     719      4,435
 Montclair                  (3)    3.000 Jan. 2030     6,840   1,691    3,056      4,747     1,691   2,798      4,489
 Newport Village            (3)    3.000 Jan. 2030     4,175   2,973    2,100      5,073     2,973   1,901      4,874
 Nicollet Ridge             (3)    3.000 Jan. 2030    12,415   6,075      494      6,569     6,075     573      6,648
 Steeplechase Falls         (3)   16.000 Jan. 2030     5,300   5,852    2,386      8,238     5,852   2,361      8,213
 Whispering Lake            (3)    3.000 Jan. 2030     8,500   4,779    1,939      6,718     4,779   1,182      5,961
 Riverset II                (4)   10.000 Oct. 2019     1,489       -      955        955         -     913        913
                                                             -----------------------------  --------------------------
 Subtotal participating subordinate bonds                     37,428   15,123     52,551    37,428  13,238     50,666
                                                             -----------------------------  --------------------------
Non-Participating Subordinate Bonds:
 Independence Ridge         (4)   12.500 Dec. 2015     1,045   1,045       11      1,056     1,045       -      1,045
 Locarno                    (4)   12.500 Dec. 2015       675     675        3        678       675       -        675
                                                             -----------------------------  --------------------------
 Subtotal non-participating subordinate bonds                  1,720       14      1,734     1,720       -      1,720
                                                             -----------------------------  --------------------------
Other Bond Related Investments:
 RITES -Hunters Ridge/South (4)                        3,560   4,264      497      4,761     4,354     299      4,653
 Interest rate swap         (4),(5)                    7,200       -     (350)      (350)        -    (260)      (260)
 RITES -Indian Lake         (7)                        3,360   3,536      244      3,780         -       -          -
 Interest rate swap         (5),(7)                    6,500       -     (132)      (132)        -       -          -
 Purchase commitment        (6)                       33,900       -      170        170         -       -          -
                                                             -----------------------------  --------------------------
 Subtotal other bond related investments                       7,800      429      8,229     4,354      39      4,393
                                                             -----------------------------  --------------------------
Total investment in mortgage
  revenue bonds and other bond related investments          $192,700  $17,959   $210,659  $171,209 $12,423   $183,632
                                                            ========= ========  ========  ========= =======  =========
 (1) These bonds also contain additional interest features contingent on available cash flow, except for Barkley Place, Meadows, and Steeplechase Falls.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) 1996 Acquisitions.
 (5) Amount represents notional amount of interest rate swap agreement.
 (6) On November 12, 1996, the Company agreed to purchase a bond with a face amount of $33,900,000.  For further discussion see Note 8.
 (7) 1997 Acquisition. The Crossing's bond paid an additional yield maintenance fee of 3.31% until the bond refunding in July 1997 at which time the base interest rate was changed to 8.00%.

   On January 27, 1997, the Company acquired a $7.1 million tax-exempt mortgage revenue bond collateralized by a 200-unit multifamily apartment project known as The Crossings, located in DeKalb County, Georgia. Prior to refunding in July 1997, the stated annual interest rate on the bond was 5.5%. On July 11, 1997, the bond was refunded, and as a result, the stated annual interest rate was changed to 8.0% and the maturity date was extended to a 30-year term (2027) with a prepayment option in the twelfth year. Also as part of the refunding, the Company now may participate in the growth of the value of the underlying property collateral through contingent interest payments from the property's cash flow. These contingent interest payments are taxable income for federal income tax purposes. Prior to the refunding, under the terms of the transaction, the Company received an effective annual interest rate of 8.81% on the bond as a result of a yield maintenance agreement entered into between the borrower and the Company. The 3.31% yield maintenance fee earned on the bonds was taxable income for federal income tax purposes.
Additionally, in conjunction with this bond purchase, the Company made a taxable loan discussed further in Note 3.

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

   Under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities," ("FAS 115"), investments in mortgage revenue bonds and other bond related investments are classified as available-for-sale debt securities and are carried at fair value. The fair values of participating bonds, which are wholly collateral dependent and for which only a limited market exists, are estimated by the Company. The fair values of non-participating bonds and other bond related investments are based on values from external pricing sources for these or similar bonds. For the nine months ended September 30, 1997, the net adjustment to unrealized gains and losses on mortgage revenue bonds and other bond related investments available for sale increased shareholders' equity by approximately $5,536,000.

   Indicated impairments must be considered other-than-temporary when it becomes probable that all amounts under the bond will not be collected in accordance with the bond's contractual terms. During the second quarter of 1996, the Partnership recorded other-than-temporary impairments totaling $3,990,000 on five bonds. There were no other-than-temporary impairments in the third quarter of 1996 and 1997. The
Company will continue to use its best efforts in estimating the fair value of its mortgage revenue bonds and other bond related investments.

NOTE 3 - INVESTMENT IN PARITY WORKING CAPITAL LOANS, DEMAND
NOTES AND OTHER LOANS

   As of September 30, 1997, the Company held ten parity working capital loans relating to the 11 remaining original mortgage revenue bonds. The terms of the loans are identical to the mortgage revenue bonds to which they relate. At September 30, 1997 and December 31, 1996, the parity working capital loans are net of valuation allowances of $653,000 and $713,000, respectively. A complete description is included in Note 6 to the Company's 1996 Form 10-K.

   As of September 30, 1997, the Company held ten Working Capital
Demand Notes, eleven Accrued Interest Demand Notes and eleven Load
Loan Demand Notes (collectively the "Demand Notes").  The Demand
Notes are due on demand, but in no case later than January 2030. The
Demand Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. On July 1, 1997, nine of the Accrued Interest Demand Notes were amended to increase the monthly principal payments due on the notes (see further discussion in Note 7). A complete description of the Demand Notes is included in Note 6 to the Company's 1996 Form
10-K.

   On January 9, 1997, in conjunction with the purchase of the bond collateralized by The Crossings property, the Company made a loan on the property not to exceed $844,000 of which approximately $563,000 was drawn by the borrower. The annual stated interest rate on the loan was 8.81% until the bond refunding. On July 11, 1997, in conjunction with the bond refunding, the loan was amended resulting in a new annual stated interest rate of 8% on the loan. An additional $181,000 was drawn on the loan at the time of the bond refunding. Principal payments on the bond and the loan will be made monthly through maturity in 2027.

   On June 11, 1997, in conjunction with the purchase of the bond collateralized by the Southgate property, the Company made a $380,000 loan on the property. The loan bears interest at an annual stated rate of 8.0%. Principal payments begin in August 1997 until maturity in 2027.

   Interest on the parity working capital loans, Demand Notes and other loans is taxable to the shareholders for federal income tax purposes.

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

   On July 7, 1997, the Company entered into a joint program with the Montford Companies to originate tax-exempt transactions. The Company and the Montford Companies agreed to work jointly over an initial two year period to invest in tax-exempt trust certificates backed by tax-exempt housing bonds. The Company anticipates acquiring up to $50 million in senior interest tax-exempt bonds through this joint program; however, the Company is not obligated to acquire any bonds as a result of entering this joint program. The Company received a $250,000 program development fee for structuring, documenting, underwriting and generally developing the program. This fee is being amortized into income over the term of the program.

NOTE 6 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND
EMPLOYEE INCENTIVE PLAN

Common Stock Options

   On April 24, 1997, options to purchase 641,970 Growth Shares were issued under the 1996 Share Incentive Plan. The options were issued at an exercise price of $16 7/8, the fair value of the Growth Shares on the date of grant. The options vest over three years.

   On May 28, 1997, options to purchase 12,500 Growth Shares were issued under the Non-Employee Directors' Share Plan. The options were issued at an exercise price of $16 13/16, the fair value of the Growth Shares on the date of grant. These options are exercisable in full on the first anniversary of the date of grant.

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


                                            For the three months ended         For the nine months ended
                                                 September 30,                       September 30,
                                        --------------------------------      --------------------------------
                                             1997              1996                1997             1996
                                            (000's)          (000's)             (000's)           (000's)
                                        ---------------   --------------      --------------   ---------------
Charged to Series I:
  Salaries of noncontrolling persons &
  related expenses                                  $-              $83                  $-              $321
  Other administrative expenses                      -                2                   -                51
                                        ---------------   --------------      --------------   ---------------
  Expenses reimbursed                               $-              $85                  $-              $372
                                        ===============   ==============      ==============   ===============
Charged to Series II:
  Salaries of noncontrolling persons &
  related expenses                                  $-              $40                  $-              $154
  Other administrative expenses                      -                1                   -                25
                                        ---------------   --------------      --------------   ---------------
  Expenses reimbursed                               $-              $41                  $-              $179
                                        ===============   ==============      ==============   ===============
Charged to Company subsequent to July 31, 1996:
  Other administrative expenses                    $74              $21                $212               $21
                                        ===============   ==============      ==============   ===============
Total:
  Salaries of noncontrolling persons &
     related expenses                               $-             $123                  $-              $475
  Other administrative expenses                     74               24                 212                97
                                        ---------------   --------------      --------------   ---------------
  Expenses reimbursed                              $74             $147                $212              $572
                                        ===============   ==============      ==============   ===============


        Mr. Mark K. Joseph, the Company's Chairman and Chief Executive Officer, controls and is an officer of, and Mr. Michael L. Falcone, the Company's Executive Vice President, has an interest in and is an officer of, an entity which is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's
bond investments.    For these services, the affiliated entity receives
property management fees pursuant to management fee contracts. In addition, certain former affiliated entities of the Partnership also receive property management fees pursuant to management fee contracts.
Consistent with the Company's Amended and Restated Certificate of
Formation and Operating Agreement, as amended, (the "Operating
Agreement"), each affiliate and former affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During the nine months ended September 30, 1997 and 1996, these fees approximated $534,000 and $770,000, respectively.

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

  On September 1, 1996, the eleven operating partnerships included in the Financing entered into an agreement with the Company whereby the principal amortization on the Working Capital and Load Loan Demand
Notes were suspended.  The managing general partner of these operating
partnerships is an entity controlled by Mr. Joseph.   This action did not
change the total cash payments received from the operating partnerships, but did result in additional interest income of $78,000 and $703,000 for the two and nine months ended September 30, 1996 and 1997, respectively.


   Additionally, on July 1, 1997, nine of the eleven operating partnerships included in the Financing entered into an agreement with the Company whereby the principal amortization on the Accrued Interest Demand Notes was increased. The increase in the principal payments on these notes was equal to the amount of principal payments suspended on the Working
Capital and Load Loan Demand Notes discussed above. This action did not change the total cash payments received from the operating partnerships, nor did it change total income, but did result in a reclassification of interest income on B Bonds to interest earned on Accrued Interest Demand Notes of $234,000 for the three months ended September 30, 1997.

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

   Prior to the Merger, the former associate general partner received fees for mortgage servicing from the operating partnerships owning the original mortgaged properties. The fees paid by all operating partnerships to the former associate general partner approximated $1.2 million for the seven months ended July 31, 1996 . On August 1, 1996, the former general partners and their affiliates contributed to the Company their mortgage servicing activities in exchange for Growth Shares, and the Company now receives the cash flow associated with these fees. Upon receipt of the mortgage servicing activities, the Company terminated the mortgage servicing fees paid on bonds collateralized by properties controlled by affiliates of the Company. As a result, the Company now receives these fees in two forms, (1) as mortgage servicing fees from the bonds collateralized by properties controlled by non-affiliates which is now paid to the Company, and (2) as additional bond interest for bonds collateralized by properties controlled by affiliates of the Company. For the two and nine months ended September 30, 1996 and 1997 the cash flow associated with these fees paid to the Company approximated $83,000 and $370,000, respectively, in mortgage servicing fees and $247,000 and $1,108,000, respectively, in additional bond interest.

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

   In addition, 177061 Canada Ltd. (formerly Shelter Corporation of
Canada Limited), a general partner of the former Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unaccrued and unpaid balances due under the limited operating deficit guarantees, including interest as of September 30, 1997, totaled $43,000 and $55,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $47,000 and $85,000 were received on the North Pointe obligation and recorded as income for the nine months ended September 30, 1997 and 1996, respectively. Under the Whispering Lake obligation, $66,000 and $121,000 were received and recorded as income for the nine months ended September 30, 1997 and 1996, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

   On November 12, 1996, the Company committed to purchase a $33,900,000 mortgage revenue bond to be issued by the DeKalb County
Housing Authority for a 722-unit multifamily apartment project known as the Village of Stone Mountain located in suburban Atlanta, Georgia. The bonds will provide for annual interest payments of 8.75% (of which 8% will be required to be paid on a current basis, with the remaining .75% payable from available net cash flow) plus contingent interest equal to the lesser of
(i) 7.25% or (ii) one-third of the property's net cash flow. Pending the issuance of the bond, which was anticipated to occur in late 1997 or early 1998, the Company on December 17, 1996 guaranteed bridge financing provided by NationsBank for a fee of 1.0% of the loan amount and an annual guarantee fee of 1.0% until bond issuance.

   The Company's exposure (in the event of the borrower's non-performance) for the guarantee of the bridge financing is equal to the contractual amount of the purchase commitment. The Company does not believe that any loss is likely.

NOTE 9 - SUBSEQUENT EVENTS

Distributions
   On October 9, 1997, distributions for the three months ended
September 30, 1997 were declared for shareholders of record on October 20, 1997 and to be paid on November 3, 1997. The per share distributions are shown in the following table:




                                                                                     Preferred Capital
                                       BACs          Growth    Preferred Shares     Distribution Shares
                                 SeriesI SeriesII    Shares   Series I Series II    Series I  Series II
                                 -----------------  --------- -------------------  ---------------------
Distributions paid on July 31, 1996
to holders of record on June 30, 1996:
 For the six months ended
   June 30, 1996 from the Partnership
   (prior to the Merger)            $26.25  $27.50      N/A        N/A      N/A        N/A       N/A

Distributions paid on August 15, 1996
to holders of record on August 1, 1996:
 Special distribution/return of capital
 in accordance with the Prospectus   N/A     N/A        N/A       $  -     $6.84      $177.59   $252.03


Distributions paid on May 9, 1997
to holders of record on April 28, 1997:
 For the three months ended
   March 31, 1997                    N/A     N/A       0.3450         -        -            -         -

Distributions paid on August 4, 1997
to holders of record on July 21, 1997:
 For the three months ended
   June 30, 1997                     N/A     N/A       0.3500         -        -            -         -
 For the six months ended
   June 30, 1997                     N/A     N/A            -     26.25    30.64        21.57     25.00

Distributions to be paid on November 3, 1997
to holders of record on October 20, 1997
 For the three months ended
   September 30, 1997                N/A     N/A       0.3650     13.50    15.35        11.00     12.50
                                   --------------------------------------------------------------------
 Total                              $26.25  $27.50    $1.0600    $39.75   $52.83      $210.16   $289.53
                                   ====================================================================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

   Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the "Merger"), is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"). Accordingly, the financial statements included herein present the financial position of the Company at September 30, 1997 and December 31, 1996; results of operations include the operations of the Company for the two and nine months ended September 30, 1996 and 1997, respectively, and those of the Partnership for the seven months ended July 31, 1996.

   The Partnership was a limited partnership whose assets, until 1995, consisted principally of 22 mortgage revenue bonds and related working capital loans acquired with the $296 million proceeds from two 1986 offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. In 1995, the Partnership, in a financing transaction (the "Financing") described more fully in Note 4 to the Company's 1996 Annual Report on Form 10-K (the "Company's 1996
Form 10-K"), raised $67.7 million of Financing proceeds of which $5.0 million was invested in demand notes and the remaining proceeds, after expenses and working capital reserves, of $56.8 million are being used for further investment in mortgage revenue bonds.

   As a result of elections made by the Partnership's BAC holders in connection with the Merger, the outstanding BACs were exchanged for either Preferred Shares, Preferred Capital Distribution Shares ("Preferred
CD Shares"), or Growth Shares (including a limited number of Term
Growth Shares) of the Company. As more fully explained in Note 8 to the Company's 1996 Form 10-K, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and only the Growth Shares and the Term Growth Shares participate in the investment results of the bonds and other bond related investments purchased with the proceeds from the Financing and any future financing.

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

Results of Operations

    Quarterly Results Analysis

   Total income for the three months ended September 30, 1997 increased by approximately $500,000 over the same period last year due primarily to
(1) the contribution of mortgage servicing activities by the former general partners of the Partnership which served to increase interest received from the properties collateralizing the bonds by approximately $164,000, and (2) an increase in interest revenue and acquisition fees earned on new acquisitions of approximately $334,000.

   Operating expenses for the three months ended September 30, 1997 decreased by approximately $299,000 from the prior year due to a decrease in merger-related expenses partially offset by an increase in costs associated with the administration of a public company and the Company's expansion.

      Year-to-Date Results Analysis

   Total income for the nine months ended September 30, 1997 increased by approximately $2,575,000 over the same period last year due primarily to (1) the contribution of mortgage servicing activities by the former general partners of the Partnership which served to increase interest received from the properties collateralizing the bonds by approximately $1,149,000, (2) an increase in interest revenue and acquisition fees earned on new acquisitions of approximately $732,000, and (3) an increase in interest collected from the properties of approximately $625,000 due to the suspension of principal payments on the demand notes.

   Operating expenses for the nine months ended September 30, 1997 decreased by approximately $541,000 from the prior year due to a decrease in merger-related expenses partially offset by an increase in costs associated with the administration of a public company and the Company's expansion.

Liquidity and Capital Resources

   At September 30, 1997, the Company had cash and cash equivalents of approximately $8.2 million available for investment.

   The Company (including the predecessor Partnership) has financed its operations with the proceeds from the Partnership's 1986 BAC offerings, the proceeds from the Financing and cash provided by debt service and fees relating to the bonds and related loans and notes acquired with such proceeds. Cash flow from operating activities was $14.2 million and $9.0 million for the nine months ended September 30, 1997 and 1996, respectively. The increase for the nine months ended September 30, 1997 over the same period in 1996 was due primarily to the fact that in the first seven months of 1996 the income from the temporary investment of the Financing proceeds, as well as the debt service on certain notes, both of which were held by MLP II Acquisition Limited Partnership (a limited partnership, which was accounted for under the equity method), were classified as cash flow from investing activities. Had they been classified as cash flow from operating activities during this period, cash flow from operating activities would have been $12.0 million during the nine months ended September 30, 1996.

   On October 9, 1997, a distribution of 36.5 cents for the three months ended September 30, 1997 was declared for holders of Growth Shares. For the same period, $98,560 in distributions were declared for  Term Growth
Shareholders.   Also on October  9, 1997, for the same period a per share
distribution was declared to the preferred shareholders as follows: Preferred Series I, $13.50; Preferred Series II, $15.35; Preferred Capital Distribution Series I, $11.00; and Preferred Capital Distribution Series II, $12.50. All distributions were for holders of record on October 20, 1997 and will be paid on November 3, 1997.

   The Company expects to meet its cash needs in the short-term from operating cash flow. In addition, the Company's business plan anticipates making additional investments of approximately $50 million to $75 million of additional mortgage revenue bonds during 1997 (assuming the purchase of a $33.9 million bond for which a commitment has been made ). In order to achieve its plan, the Company will be required to obtain additional debt, securitization or equity financing of approximately $50 million to $75 million during 1997. The Company currently has no commitments or understandings with respect to such financing, and there can be no assurance that any such financing will be available when needed.

PART II - OTHER INFORMATION

Item 5 - Other Information

   On September 4, 1997, the Registrant filed a Form S-3 Registration Statement under the Securities Act of 1933 registering growth shares to be issued under its Dividend Reinvestment and Growth Share Purchase Plan
(the "Plan"). The Plan was created to provide growth shareholders with an opportunity to acquire growth shares through dividend reinvestment.

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


DATED:  October 24, 1997