Form 10-K
period 1997-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-03-25
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                     FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997

         Commission File Number 001-11981

       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Exact name of Registrant as specified in its charter)

                Delaware                       52-1449733
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

218 North Charles Street, Suite 500
Baltimore, Maryland                                21201
(Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code:  (410) 962-8044

   Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
        Title of each class          on which registered
        Growth Shares                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                    Preferred Shares
                                    Preferred Capital Distribution Shares

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's Growth Shares held by non-affiliates of the registrant as of March 24, 1998 (computed by reference to the closing price of such stock on the American Stock Exchange) was $283,530,824.


        DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                           WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 1998 Annual Meeting of Shareholders                   Part III

                      Part I

Item 1.  Description of Business.

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

   The Partnership commenced operations in 1986, when it sold two series of Beneficial Assignee Certificates ("BACs"), representing the assignment of its limited partnership interests. The $296 million proceeds therefrom were invested in 22 mortgage revenue bonds (the "original bonds") and related working capital loans held in two separate pools, "Series
I" and "Series II," corresponding with the related series of BACs. In a February 1995 financing (the "1995 Financing"), the Partnership raised
$67.7 million through the sale of multifamily revenue bond receipts (the "Receipts") secured by newly refunded bonds issued in exchange for 11 of the original bonds and the cash stream from one additional bond. Effective December 31, 1997, the one additional bond has been released as additional collateral. The refunding of the 11 original bonds (the "Refunding") consisted of the exchange of $126.6 million aggregate principal amount of the original bonds for $67.7 million of Series A bonds, which serve as the collateral for the receipts, and $58.9 million of Series B bonds, which continued to be held by the Partnership along with the $130.6 million aggregate principal amount of the remaining 11 original bonds. The $67.7 million of 1995 Financing proceeds of which $5.0 million was invested in demand notes and the remaining proceeds, after expenses and working capital reserves, of $56.8 million have been principally invested in additional mortgage revenue bonds and other bond related investments.

   In connection with the August 1, 1996 merger of the Partnership into the Company (the "Merger"), the Partnership's BAC holders were given the opportunity to elect among three different securities of the Company for which to exchange their BACs-Preferred Shares, Preferred Capital
Distribution Shares (collectively the "preferred shares") or Growth Shares.
The Preferred Shares were structured to give BAC holders a security substantially the same as their BACs as if the 1995 Financing had not occurred and thus participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and before the 1995 Financing. The Preferred Capital Distribution Shares (the
"Preferred CD Shares") were structured to give their holders the income they would have received from their original BACs, but provided for a distribution of their pro rata share of the proceeds of the 1995 Financing and thus participate in their share of income from the 22 original bonds as they existed immediately after the Refunding and 1995 Financing. The Growth
Shares, unlike either the Preferred Shares or Preferred CD Shares, were structured to enable their holders to participate in all of the income from investment of the proceeds of the 1995 Financing, as well as future financings, in addition to their pro rata share of the income from the original bonds as they existed immediately after the 1995 Financing. As a result of the election process, the holders of 8.09% of the outstanding BACs received Preferred Shares, the holders of 4.29% of the outstanding BACs received Preferred CD Shares, and the holders of 86.62% of the outstanding BACs received Growth Shares of the Company.

   The Company is required to distribute to the holders of Preferred
Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation
and Operating Agreement).   The Company is required to distribute 2.0% of
the net cash flow to the holders of Term Growth Shares. The balance of the Company's net income is allocated to the Growth Shares and the Company's current policy is to distribute to Growth Shareholders approximately 95% of the cash flow associated with this income.

   Until the Merger, the bonds held by the Partnership consisted solely of the 22 original bonds purchased with the proceeds from the Partnership's 1986 BAC offerings, as refunded in connection with the 1995 Financing.
Since the Merger, the Company has been investing the proceeds from the 1995 Financing in additional bonds and other bond related investments and had invested all of such proceeds as of December 31, 1997. The Company intends, as market conditions warrant, to seek additional funds for bond investment through future debt or equity financings. The Company's current policy is to invest generally in bonds secured by properties having an operating history, which are available both through purchase from their existing holders and in connection with refinancings of existing properties.


   The Company's business may be affected by changes in the interest rate environment in a variety of ways. For example, the stock price of the Company's Growth Shares may be affected by increases and decreases in interest rates. In addition, the Company's ability to raise and invest capital in new bond investments may be impacted by volatility in the interest rate environment.

Raising Capital

   The raw material which enables the Company to meet investment objectives is capital. In order to facilitate growth, the Company will require additional capital to pursue acquisition opportunities. The Company has primarily used two sources of capital; securitizations and a Growth Share equity offering. The most economically efficient way to fund future acquisitions is through securitizations. Long term, however, securitizations lead to over leveraging. Therefore, periodically the Company through equity offerings will decrease outstanding off-balance debt to reduce leverage. Securitizations

   The Company has access to financial programs for the securitization of tax-exempt instruments. This securitization program involves placing a bond in a trust, and selling short term floating rate interest in the trust to qualified third party investors. The Company typically receives the net proceeds from the sale of the floating rate interests and retains the residual interest ("RITES") in the trust. To the extent these transactions create interest rate risks, the Company enters into interest rate swap contracts designed to reduce, but not eliminate such risks.

   In December 1997, the Company raised $59 million through the securitization of five mortgage revenue bonds at an effective annual 10-year cost of approximately 5.2%. The proceeds of the securitizations were used to acquire additional bond related investments.

Public Offering

   On January 26, 1998, the Company offered and sold to the public 3,000,000 Growth Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Growth Shares to cover over-allotments at the same price. The net proceeds from this offering are intended to fund bond acquisitions totaling $116 million. Net proceeds on the 3,000,000 shares approximated $58 million. On
February 13, 1998, the underwriters exercised their option to purchase 246,000 Growth Shares generating net proceeds of approximately $4.8 million.

Preferred Share Tender Offer

   On November 26, 1997, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September
30, 1997 book value for each class as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "Sierra Offer"). The Sierra Offer was for 4.9% of the outstanding shares of each class of preferred shares at prices ranging from between 50% to 60% of the September 30, 1997 book value of each class. The Company recognized that there may be preferred shareholders who desire liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1997 book value of each class so that preferred shareholders who decide to liquidate would be able to do so at higher prices. The offer, proration period and the withdrawal rights expired at midnight, eastern time, on December 26, 1997. As a result, on January
1, 1998, 739 Series I and 287 Series II Preferred Shares which had been tendered and purchased at a per share price of $593.43 and $711.77, respectively, and 584 Series I and 274 Series II Preferred CD Shares which had been tendered and purchased at a per share price of $448.77 and $506.67, respectively.

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

   The Company also holds certain working capital loans and related demand notes, the interest on which (representing approximately 16% and 8% of interest received by the Company in 1997 and 1996, respectively) is not tax-exempt.

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

   The Company's investment portfolio as of December 31, 1997 consisted of: (i) 31 mortgage bonds (12 participating bonds, five non-participating bonds, 12 participating subordinate bonds and two non-participating subordinate bonds, which are collateralized by 28 individual properties) and (ii) nine other bond related investments which are collateralized by ten individual properties, discussed more fully in Note 7 to the Company's consolidated financial statements included herein.

   The Company's Preferred Shares, Preferred CD Shares, and Growth
Shares all participate in the income from the 11 original bonds and the 11 refunded Series B bonds. The Preferred Shares, because they have been structured so that their holders are allocated the income they would have been allocated had the 1995 Financing not occurred, are allocated an additional amount equal to the income generated by their pro rata portion of the 11 refunded Series A bonds that serve as the collateral for the Receipts issued in the 1995 Financing and are no longer included in the Company's bond portfolio. Only the Growth Shares participate in the income from acquisitions subsequent to the 1995 Financing and will participate in the income generated by additional bonds acquired by the Company in the future. See Item 5 of this report for a description of each class of the Company's shares.

   The 11 original bonds not refunded in connection with the 1995
Financing, aggregating $130.6 million in principal amount, are "participating" bonds that provide for the payment of base interest, ranging from 7.5% to 8.125% per annum, plus annual contingent interest, dependent upon the cash flow of the mortgaged property, equal to the difference between the base interest rate and 16%. Such contingent interest, is payable from 100% of "project cash flow" until the non-compounded interest payable is between 1.5% to 2.5% greater than the base interest rate. Any remaining project cash flow is divided equally between the property owner and the Company until the interest paid to the Company reaches 16%.
"Project cash flow" is defined generally as the annual revenues received by the owner of the related mortgaged property, less operating expenses paid from such revenues excluding contingent interest payable. To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the deficiency is deferred until the mortgaged property is sold or the mortgage loan repaid. Any deferred contingent interest is payable from 100% of sale or other proceeds remaining after payment of the mortgage loan principal and other specified payments until the base rate plus 1.5% to 2.5% has been paid and thereafter from 50% of such proceeds. The 11 original bonds mature between November 1999 and June 2012.

   Of the 11 refunded Series B bonds, eight bonds, aggregating $46.5 million in principal amount, bear annual interest in an amount equal to the greater of (i) 3% and (ii) available cash flow not exceeding 16%. To the extent interest paid is less than 16%, the deficiency, defined as the difference between 16% and the greater of (i) 3% and (ii) interest paid, is payable upon the earlier of the redemption or maturity of the bond. The remaining three refunded Series B bonds, aggregating $12.4 million in principal amount, bear interest at the annual rate of 16%. Each of the refunded Series B bonds is subordinate in priority and right of payment to the related refunded Series
A bond that serves as collateral for the Receipts issued in the 1995
Financing. The refunded Series A bonds bear interest at annual rates between 7.05% and 7.40% and are secured by the same mortgaged properties as the related refunded Series B bonds held by the Company. All of the refunded Series B bonds mature in January 2030.

   Of the eight bonds and the RITES acquired with proceeds from the 1995 Financing, aggregating $29.1 million in principal amount, one $1.5 million bond bears interest to the extent of available cash flow up to 10% per annum, the remaining bonds are non-participating bonds bearing interest at annual rates ranging from 7.45% to 12.50% and the RITES in conjunction with a swap contract are intended to produce a relatively constant yield of approximately 8.5% over the effective duration of the RITES. The eight bonds mature between December 2015 and July 2026.

   For further information concerning the terms of the investments held by the Company, see Notes 6, 7, 8 and 9 to the Company's consolidated financial statements included elsewhere herein.

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

   Construction starts for new apartment units declined significantly throughout the United States since the mid-1980s and fell to a record low in 1993. This decline in new construction and the economic recovery brought about tightening markets, stabilized and higher occupancies, and an ability to realize greater rent increases. Apartment starts have increased since 1993, but overbuilding is anticipated in only certain markets. Aggregate occupancy for all of the properties collateralizing the Company's bonds and bond related investments was 94% at December 31, 1997.

   The following table provides certain information for the years ended December 31, 1997 and 1996 with respect to the properties collateralizing the mortgage loans underlying the investments held by the Company.


Real Estate Table

                                                               Occupancy
                                                         ---------------------
                                                        Month Ended Month Ended
                                   Month/Year Apartment December 31,December 31,
Apartment Community   Location      Acquired    Units        1997       1996
------------------- ------------    ---------  -------- ----------- -----------
Participating Bonds:
Alban Place          Frederick, MD      Sep-86   194        90.7%      92.8%
Creekside Village    Sacramento, CA     Nov-87   296        95.3%      95.9%
Emerald Hills        Issaquah, WA       Mar-88   130        96.9%     100.0%
Lakeview             Miami, FL          Sep-87   180        95.6%      94.4%
Newport On Seven     St. Louis Park,MN  Aug-86   167        97.6%      94.0%
North Pointe         San Bernardino, CA Sep-86   540        91.7%      93.1%
Northridge Park II   Salinas, CA        Aug-87   128        95.3%      90.6%
Riverset             Memphis, TN        Aug-88   352        97.7%      95.5%
Southfork Village    Lakeville, MN      Jan-88   200        98.0%      98.5%
Villa Hialeah        Hialeah, FL        Nov-87   245        92.7%      92.2%
Mountain View        Tacoma, WA         Nov-86   241        93.8%      94.6%
The Crossings        Lithonia, GA       Jan-97   200        98.0%      92.0%
                                               --------
    Subtotal participating bonds               2,873
                                               --------
Non-Participating Bonds:
Riverset II (1)      Memphis, TN        Jan-96   148        96.6%      95.3%
Charter House (2)    Lenexa, KS         Dec-96   280        93.9%      93.6%
Hidden Valley        Kansas City, MO    Dec-96    82        92.7%      91.5%
Oakbrook             Topeka, KS         Dec-96   170        88.2%      91.2%
Torries Chase        Olathe, KS         Dec-96    99        98.0%      90.9%
                                               --------
    Subtotal non-participating bonds             779
                                               --------
Participating Subordinate Bonds:
Barkley Place        Ft. Myers, FL      May-87   156        95.5%      96.8%
Gilman Meadows       Issaquah, WA       Mar-87   125        96.0%      94.4%
Hamilton Chase       Chattanooga, TN    Feb-87   300        95.0%      96.3%
Mallard Cove I       Everett, WA        Feb-87    63        98.4%      96.8%
Mallard Cove II      Everett, WA        Feb-87   135        92.6%      97.0%
Meadows              Memphis, TN        Jan-88   200        98.0%      94.5%
The Montclair        Springfield, MO    Oct-86   159        97.5%      95.0%
Newport Village      Thornton, CO       Dec-86   220        97.7%      97.7%
Nicollet Ridge       Burnsville, MN     Dec-87   339        97.6%      99.7%
Steeplechase         Knoxville, TN      Oct-88   450        89.8%      90.2%
Whispering Lake      Kansas City, MO    Oct-87   384        97.1%      98.2%
                                               --------
   Subtotal participating subordinate bonds    2,531
                                               --------
Non-participating Subordinate Bonds:
Independence Ridge   Independence, MO   Aug-96   336        99.1%      97.9%
Locarno              Kansas City, MO    Aug-96   110        98.2%     100.0%
                                               --------
   Subtotal non-participating subordinate bonds  446
                                               --------
Other Bond Related Investments:
Hunters Ridge        St. Louis, MO      Oct-96   198        92.4%      89.7%
SouthPointe          St. Louis, MO      Oct-96   192        92.7%      90.4%
Indian Lakes         Virginia Beach, VA Jul-97   296        92.9%      90.6%
Village at Stone Mt  Stone Mountain, GA Oct-97   722        93.5%      95.0%
Southgate Crossings  Columbia, MD       Jun-97   215        96.3%      96.2%
Southwood            Richmond, VA       Nov-97 1,286        87.6%      88.5%
Poplar Glen          Columbia, MD       Jun-97   191        95.3%      95.8%
Cinnamon Ridge       Egan, MN           Dec-97   264        97.0%      97.0%
                                               --------
   Subtotal other bond related investments     3,364
                                               --------
      Total/Weighted Average Investments       9,993        94.0%     93.9%
                                               ========

                                        Avg. Monthly Rent
                                        Per Apartment Unit
                                    --------------------------
                                         Year         Year
                                         Ended        Ended
                                       December 31, December 31,
Apartment Community   Location             1997       1996
-------------------- ------------------ ----------- ----------
Participating Bonds:
Alban Place          Frederick, MD          $767      $754
Creekside Village    Sacramento, CA          471       468
Emerald Hills        Issaquah, WA            848       760
Lakeview             Miami, FL               617       619
Newport On Seven     St. Louis Park, MN      856       834
North Pointe         San Bernardino, CA      586       585
Northridge Park II   Salinas, CA             804       753
Riverset             Memphis, TN             642       620
Southfork Village    Lakeville, MN           817       795
Villa Hialeah        Hialeah, FL             605       613
Mountain View        Tacoma, WA              525       517
The Crossings        Lithonia, GA            665       643

Non-Participating Bonds:
Riverset II (1)      Memphis, TN             634       617
Charter House (2)    Lenexa, KS              509       482
Hidden Valley        Kansas City, MO         484       539
Oakbrook             Topeka, KS              430       431
Torries Chase        Olathe, KS              430       430


Participating Subordinate Bonds:
Barkley Place        Ft. Myers, FL         1,740     1,633
Gilman Meadows       Issaquah, WA            841       764
Hamilton Chase       Chattanooga, TN         576       582
Mallard Cove I       Everett, WA             555       493
Mallard Cove II      Everett, WA             663       600
Meadows              Memphis, TN             539       542
The Montclair        Springfield, MO       1,587     1,483
Newport Village      Thornton, CO            680       656
Nicollet Ridge       Burnsville, MN          771       722
Steeplechase         Knoxville, TN           587       584
Whispering Lake      Kansas City, MO         569       548


Non-participating Subordinate Bonds:
Independence Ridge   Independence, MO        469       454
Locarno              Kansas City, MO         734       721


Other Bond Related Investments:
Hunters Ridge        St. Louis, MO           645       618
SouthPointe          St. Louis, MO           626       592
Indian Lakes         Virginia Beach, VA      644       630
Village at Stone Mt  Stone Mountain, GA      651       664
Southgate Crossings  Columbia, MD            760       733
Southwood            Richmond, VA            468       452
Poplar Glen          Columbia, MD            753       726
Cinnamon Ridge       Egan, MN                750       726

      Total/Weighted Average Investments $   645    $  626

(1) In addition to this bond, the Company owns a participating subordinate bond and a RITES interest also collateralized by the Riverset II property.
(2) In addition to this bond, the Company owns a RITES interest also collateralized by the Charter House property.



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

Employees

    As of December 31, 1997, the Company had 18 employees.

Item 2.  Properties.

    The registrant has no physical properties, as its assets consist primarily of the mortgage revenue bonds and other bond related investments described under Item 1 and certain related loans described in Note 9 to the Company's consolidated financial statements included elsewhere herein.

Item 3.  Legal Proceedings.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of the Company's shareholders during the three months ended December 31, 1997.

                      Part II

Item 5.  Market for Registrant's Equity Securities and Related
Stockholder Matters.

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


Municipal Mortgage and Equity
Item 5. table
                                                            Distributions
                                         High       Low       Declared
                                       --------    --------  ------------
1996
    Third Quarter (beginning August 30)   $16      $14 1/8   $      -
    Fourth Quarter                         16 3/4   13 7/8     0.6325*
1997
    First Quarter                          17 7/8   15 1/2     0.3450
    Second Quarter                         17 3/8   16 1/4     0.3500
    Third Quarter                          19 7/8   17         0.3650
    Fourth Quarter                         20 7/8   19         0.3700
1998
    First Quarter (through March 24)       21 7/16  19 5/8          -

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



   As of March 19, 1998, there were 13,405 holders of record of Growth Shares.

   The Preferred Shares and the Preferred CD Shares are not listed for trading on any national securities exchange, and there is no established public trading market for those shares. As of March 23, 1998, there were 1,238 and 619 holders of record of Preferred Shares and Preferred CD Shares, respectively.

Description of Shares

   As of December 31, 1997 there were outstanding 23,966 Preferred
Shares (16,329 Series I and 7,637 Series II), 12,718 Preferred CD Shares (8,909 Series I and 3,809 Series II), 2,000 Term Growth Shares, and 11,106,150 Growth Shares. Shareholder approval may not be required for the Company to issue additional shares in the future. Although the Company will not issue additional Preferred Shares or Preferred CD Shares, it may from time to time issue additional Growth Shares depending upon market conditions. In addition, the Company is authorized to issue new classes of shares, which may be senior to the Growth Shares but cannot be senior to the Preferred Shares or Preferred CD Shares. No shareholders have pre-emptive rights.

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

   Preferred Shares. The performance of, and distributions with respect to, each series of Preferred Shares is based solely upon the performance of that portion of the original bonds attributable to such series as they existed immediately following the Refunding and prior to the 1995 Financing. Accordingly, the holders of the Preferred Shares are entitled to their proportionate share of distributions with respect to the 11 original bonds and 11 refunded Series B bonds held by the Company, as well as the distributions they would have received with respect to the 11 refunded
Series A bonds had the 1995 Financing not occurred. Distributions to the holders of the Preferred Shares are satisfied, however, on a basis having priority over all payments with respect to the Growth Shares, Term Growth Shares and any other equity class (other than Preferred CD Shares), out of all of the resources of the Company, including revenue from investment of the proceeds from the 1995 Financing. None of the expenses incurred in connection with the 1995 Financing or any future financings are borne by the holders of the Preferred Shares.

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

   Preferred CD Shares. The performance of, and distributions with respect to, each series of Preferred CD Shares is based solely upon the performance of that portion of the original bonds attributable to such series as they existed immediately following the 1995 Financing. Accordingly, the holders of the Preferred CD Shares are entitled to their proportionate share of distributions with respect to the 11 original bonds and 11 refunded Series B bonds held by the Company. Because the holders of the Preferred CD
Shares received a distribution of their pro rata share of the proceeds of the 1995 Financing, however, they, unlike the holders of the Preferred Shares,
(i) receive no distribution relating to the performance of the 11 refunded Series A bonds the Receipts for which were sold in the 1995 Financing and
(ii) bear their pro rata share of the expenses of the 1995 Financing and any future financings utilizing any of the original bonds.

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

   Growth Shares. The holders of the Growth Shares, also referred to as common shares, are entitled to such distributions as declared by the Board of Directors out of funds legally available therefor. As of December 31, 1997, the Company's policy is to distribute to the holders of the Growth Shares approximately 95% of its cash flow from operations (exclusive of capital-related items and reserves) after payment of distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth
Shares. No distributions may be declared or paid with respect to the Growth Shares, however, so long there remains unpaid any required distribution or redemption payment with respect to the Preferred Shares and Preferred CD Shares.

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

Item 6.  Selected Financial Data.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              1997         1996          1995          1994          1993
                                                          ------------ ------------- ------------- ------------- -------------
As of and for the year ended December 31,
INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
    other bond related investments                            $17,219       $13,859       $13,363       $16,894        $7,459
Interest on working capital loans and demand notes              3,500         1,343           211           486           155
Net gain on sale                                                2,824             -           623             -             -
Equity investment in MLP II Acquisition LP                          -         2,141         3,150             -             -
Equity investment in real estate partnerships                       -             -             -             -         5,185
Total revenues                                                 25,339        18,670        17,713        17,590        12,996
Other-than-temporary impairments and valuation
   adjustments related to investment in mortgage revenue
   bonds and real estate partnerships                          (2,580)       (3,990)            -        (2,014)       (6,050)
Income before cumulative effect of accounting change           18,797        10,868        13,204        13,211         5,698
Cumulative effect of accounting change for mortgage
    revenue bonds                                                   -             -             -       (11,881)            -
Net income                                                    $18,797       $10,868       $13,204        $1,330        $5,698

PER SHARE/BAC DATA:
Net income (loss) per BAC prior to August 1, 1996:
Series I:
Income before cumulative effect of accounting change                -         $5.33        $43.74        $41.79        $14.18
Cumulative effect of accounting change for mortgage
    revenue bonds                                                   -             -             -       ($47.40)            -
Net income (loss)                                                   -          $5.33        $43.74       ($5.61)       $14.18
Series II:
Income before cumulative effect of accounting change                -         $26.05        $44.91       $49.04        $29.15
Cumulative effect of accounting change for mortgage
    revenue bonds                                                   -              -             -      ($23.71)           -
Net income                                                          -         $26.05        $44.91       $25.33        $29.15

Net income per share subsequent  to July 31, 1996:
Preferred shares
    Series I                                                   $43.07         $22.84             -            -             -
    Series II                                                  $64.84         $27.24             -            -             -
Preferred capital distribution shares
    Series I                                                   $32.59         $18.86             -            -             -
    Series II                                                  $49.70         $21.53             -            -             -
Growth shares (diluted earnings per share)                      $1.50         $ 0.56             -            -             -
Weighted average Growth Shares outstanding - diluted       12,537,517     11,123,048             -            -             -

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds and other
  bond related investments                                   $220,961       $183,632      $146,142     $213,842       $74,233
Investment in MLP II Acquisition LP                                 -              -        65,299            -             -
Investments in real estate partnerships                             -              -             -            -       157,389
Total assets                                                 $243,101      $230,277       $224,815     $230,282      $242,210

ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                                              1997         1996          1995          1994          1993
                                                          ------------ ------------- ------------- ------------- -------------
CASH DISTRIBUTIONS PER BAC DISTRIBUTED
  EACH YEAR AS FOLLOWS:
Distributions per BAC prior to August 1, 1996:
Series I BACS:
For the six months ended June 30, paid in July/August              -        $26.25        $26.25        $25.00        $25.00
For the six months ended December 31, paid in February             -             -        $26.25        $25.00        $25.00
Series II BACS:
For the six months ended June 30, paid in July/August              -        $27.50        $27.50        $27.50        $30.00
For the six months ended December 31, paid in February             -             -        $27.50        $27.50        $30.00

Distributions per share subsequent  to July 31, 1996:
Preferred shares:
    Series I:
      For the year ended December 31, paid quarterly*        $53.57            -             -             -             -
      For the six months ended December 31, paid in February      -       $26.25             -             -             -
    Series II:
      For the year ended December 31, paid quarterly*        $62.87            -             -             -             -
      For the six months ended December 31, paid in February      -       $30.64             -             -             -
      Special distribution - August                               -       $ 6.84             -             -             -

Preferred capital distribution shares:
    Series I:
      For the year ended December 31, paid quarterly*        $43.79            -             -             -             -
      For the six months ended December 31, paid in February      -       $21.57             -             -             -
      Special distribution/return of capital - August             -      $177.59             -             -             -
    Series II:
      For the year ended December 31, paid quarterly*        $50.64            -             -             -             -
      For the six months ended December 31, paid in February      -         $25.00           -             -             -
      Special distribution/return of capital - August             -        $252.03           -             -             -
Growth shares
      For the year ended December 31, paid quarterly*         $1.43              -           -             -             -
      For the six months ended December 31, paid in February**    -        $0.6325           -             -             -

 *   This amount represents total dividends declared/paid for 1997.  Quarterly distributions were paid to all preferred shareholders beginning with the third quarter of 1997;
     the first semiannual distribution for 1997 was paid in August 1997.
**This amount represents a $0.07 distribution for the one month ended July 31, 1996 from the former Partnership and a $0.5625 distribution for the five months ended December 31, 1996 from the Company. Also, the affiliates of the former Managing General Partner of the Partnership who received Growth Shares in the Merger did not receive the July 1996 distribution paid to Growth
     Shareholders since they were not holders in July 1996.

ITEM 6.  SELECTED FINANCIAL DATA (continued)

                                                              1997         1996          1995          1994          1993
                                                          ------------ ------------- ------------- ------------- -------------
SHARES/BACs OUTSTANDING AND NUMBER OF HOLDERS
   AS FOLLOWS:
BACS as of December 31,
Series I:
BACs outstanding                                                  -            -        200,000       200,000       200,000
Number of BAC holders                                             -            -          9,607         9,739        10,491
Series II:
BACs outstanding                                                  -            -         96,256        96,256        96,256
Number of BAC holders                                             -            -          4,172         4,226         4,569
Shares as of December 31,
Preferred shares:
    Series I
         Shares outstanding                                  16,329       16,329              -             -             -
         Number of shareholders                                 873          952              -             -             -
    Series II
         Shares outstanding                                   7,637        7,637              -             -             -
         Number of shareholders                                 365          403              -             -             -
Preferred capital distribution shares:
    Series I
         Shares outstanding                                   8,909        8,909              -             -             -
         Number of shareholders                                 425          481              -             -             -
    Series II
         Shares outstanding                                   3,809        3,809              -             -             -
         Number of shareholders                                 194          222              -             -             -
Growth shares
         Shares outstanding                              11,106,150   11,092,370              -             -             -
         Number of shareholders                              13,405       11,052              -             -             -



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General Business

   Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the
"Merger"), is the successor to the business of SCA Tax Exempt Fund
Limited Partnership (the "Partnership"). Accordingly, the accompanying consolidated financial statements present the financial position of the Company at December 31, 1997 and 1996; results of operations include those of the Partnership through July 31, 1996 and those of the Company from August 1, 1996 through December 31, 1997.

   The Partnership was a closed-end limited partnership whose assets, until 1995, consisted principally of 22 mortgage revenue bonds and related working capital loans acquired with the $296 million proceeds from two
1986 offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. In 1995, the Partnership, in a financing transaction described more fully in Note 5 to the Company's consolidated financial statements included herein (the "1995 Financing"), raised $67.7 million, the net proceeds of which have been principally invested in additional mortgage revenue bonds.

   As a result of elections made by the Partnership's BAC holders in connection with the Merger, the outstanding BACs were exchanged for either Preferred Shares, Preferred Capital Distribution Shares ("Preferred
CD Shares"), or Growth Shares (or "Common Shares") (including a limited number of Term Growth Shares) of the Company. As more fully explained in Note 13 to the Company's consolidated financial statements included herein, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and the Common Shares alone participate in the investment results of the bonds purchased with the proceeds from the 1995 Financing and any future financings, including any equity offerings.

   The Company is required to distribute to the holders of Preferred
Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation
and Operating Agreement).   The Company is required to distribute 2.0% of
the net cash flow to the holders of Term Growth Shares.  The balance of the
Company's net income is allocated to the Common Shares and the
Company's current policy is to distribute to Common Shareholders approximately 95% of the cash flow associated with this income.

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


Liquidity and Capital Resources

   The Company's primary objective is to maximize shareholder value through increases in distributable cash flow per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments.
In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The
Company expects to finance its acquisitions through a financing strategy that
(i) takes advantage of attractive financing available in the tax-exempt securities markets; (ii) minimizes exposure to fluctuations of interest rates;
and (iii) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources:
securitizations and  Common Share equity offering.

Securitizations

   Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments. In
December 1997, the Company securitized five bond investments in the portfolio (the "1997 Securitization") through a financial program with Merrill Lynch (discussed in Note 3 to the Company's consolidated financial statements included herein). The program involves the sale of bonds to Merrill Lynch who, in turn, deposits the bonds into a trust. Short-term floating rate interests in the trust, which have first priority on the cash flow from the bonds, are sold to qualified third party investors. The Company retains the residual interests in the trust and receives the proceeds from the sale of the floating rate interests less certain transaction costs. The residual interests are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation. The
Company recognizes taxable capital gains (or losses) upon the sale of the bonds.

   In the event the trust cannot meet its obligations, all or a portion of the bonds may be distributed to the floating rate interest holders or sold to satisfy such obligations. As a result, cash flow from the bonds may not be available to pay any amounts on the residual interests and in the event of the liquidation of the bonds, no payment will be made to the Company except to the extent that the market value of the bonds exceeds the amounts due on the other obligations of the trust. In certain circumstances, additional bonds may be pledged to secure repayment of the floating rate securities. Upon any default in repayment of such securities, the pledged bonds may be subject to foreclosure and sale and the Company may lose the cash flow associated with and its ownership in those bonds. The Company may have a limited ability to remedy defaults inside the trust and prevent the loss of its investment in the residual interest. As a result of these securitizations, the Company generally owns higher yielding but riskier portions of bond related investments.

   Since the bonds generally bear fixed rates of interest, the residual interest in the trust created by the securitizations may create interest rate risks. To reduce the Company's exposure to interest rate risks, the Company enters into interest rate swaps, which are contracts exchanging an obligation to receive a floating rate approximating the rate on the senior floating rate security for an obligation to pay a fixed rate. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The interest rate swaps are for limited time periods which generally match the anticipated prepayment date of the underlying bond. However, there is no certainty that prepayment will occur at the end of the swap period. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire, in which case the Company would be fully exposed to interest rate risk to the extent the anticipated prepayment does not occur.

   In the fourth quarter of 1997, the Company completed the 1997
Securitization with respect to five investments with a total bond amount of $85.8 million and with a weighted average base interest rate of 7.8%, for an aggregate of approximately $59 million at a weighted average annual 10-year cost of approximately 5.2%. The Company intends to enter into a number of securitization transactions, the proceeds of which, along with the equity offering proceeds, will be utilized to fund future investments.

   Through the use of securitizations, the Company expects to employ leverage and maintain leverage ratios in the 50% range. The Company calculates leverage by dividing the total amount of senior interests in its securitized facilities, which it considers the equivalent of off-balance sheet debt, by the sum of total assets owned by the Company plus senior securitized interests. Under this method, the Company's leverage ratio at December 31, 1997 was 40%.

Public Offering

   On January 26, 1998, the Company sold to the public 3,000,000
Common Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common
Shares to cover over-allotments at the same price (the "1998 Offering").  On
February 13, 1998, the underwriters exercised their option to purchase
246,000 Common Shares. Net proceeds generated from the offering of the 3,246,000 Common Shares approximated $62.6 million. The net proceeds from this offering are intended to fund future bond acquisitions. Through
March 15, 1998, the Company originated $94.0 million of the intended bond acquisitions and retained $13.8 million of those investments.

Cash Flow

   At December 31, 1997, the Company had cash and cash equivalents of approximately $7.4 million available for investment.

   Cash flow from operating activities was $18.8 million, $12.8 million and $7.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash flow for 1997 vs 1996 is due to the permanent investment of the 1995 Financing proceeds and investment activity related to the 1997 Securitization. For the period February 1995 through July 1996, the income from the temporary investment of the 1995
Financing proceeds, as well as the debt service on certain notes both of which were held by MLP II, were classified as cash flow from investing activities. Had the cash flows from MLP II been classified as cash flow from operating activities during this period, cash flows from operating activities during the years ended December 31, 1996 and 1995 would have been $15.6 million and $10.9 million, respectively.

   The Company uses Cash Available for Distribution ("CAD") as the primary measure of its dividend paying ability. CAD differs from net income because of slight variations between generally accepted accounting principles
("GAAP") income and actual cash received. There are two primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized when received but for GAAP purposes are amortized into income over the life of the associated loan. The second difference is the noncash gain and loss recognized for GAAP associated with valuations and sales of investments, which are not included in the calculation of CAD. For the year ended
December 31, 1997, cash available for distribution to Common Shares was $16.7 million. The Company's Common Share dividend for 1997 of $1.43 represents a payout ratio of 95.3% of CAD.

   Regular cash distributions to shareholders attributable to the years ended December 31, 1997, 1996 and 1995 were $18.3 million, $16.1 million and $15.9 million, respectively. In addition, during the year ended
December 31, 1996, the Company, in accordance with the terms of the Merger, made a one-time distribution of an aggregate of $2.5 million to the holders of the Preferred CD Shares, consisting of their allocable share of the proceeds from the 1995 Financing and related expenses.

   The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from operating cash flow and the net proceeds from the 1998 Offering. In addition, the Company's business plan includes making additional investments of approximately $175 million to $200 million of additional mortgage revenue bonds during 1998.
In order to achieve its plan, the Company will be required to obtain additional financing of approximately $115 million to $140 million during 1998. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.


Results of Operations

Year Ended December 31, 1997 Compared with Year Ended December 31,
1996

   Total income for the year ended December 31, 1997 increased by approximately $6.7 million as compared to the same period last year. The increase in total income is due primarily to (i) a $2.8 million gain on the sale of bonds associated with the 1997 Securitization which includes a portion of the unrealized gain associated with the bonds of approximately $3.1 million, net of selling expenses of approximately $0.3 million; (ii) an increase in interest revenue and fees of $1.6 million earned on new acquisitions; and
(iii) an increase in interest revenue of $1.1 million resulting from the contribution of mortgage servicing fees by the former general partners of the Partnership.

   Operating expenses for 1997 increased slightly over 1996 due primarily to an increase in costs associated with the expansion and growth of the Company.

   For the year ended December 31, 1997, the net adjustment to unrealized gains and losses on mortgage revenue bonds and other bond related investments available for sale increased shareholders' equity by approximately $15.5 million. Although the Company recorded other-than-temporary impairments aggregating $2.6 million on two bonds in the fourth quarter of 1997, these impairments do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income stream, or the financial obligations under the bonds.

Year Ended December 31, 1996 Compared with Year Ended December 31,
1995

   Total income for the year ended December 31, 1996 increased by approximately $1.0 million as compared to the same period last year. The increase in total income is due primarily to an increase in interest revenue of $0.6 million resulting from the contribution of mortgage servicing fees by the former general partners of the Partnership and an increase in interest revenue of $0.5 million earned on new acquisitions.

   Operating expenses for the year ended December 31, 1996 decreased by approximately $0.7 million from the prior year due primarily to a decrease in merger-related expenses.

   For the year ended December 31, 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds and other bond related investments available for sale increased shareholders' equity by approximately $9.4 million. Although the Company recorded other-than-temporary impairments aggregating $4.0 million on five bonds in the second quarter of 1996, these impairments do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income stream, or the financial obligations under the bonds.

Income Tax Considerations

   The Company has elected under Section 754 of the Internal Revenue
Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. While the procedure for allocating the basis adjustment is complex, the impact of the election is that each shareholder's basis in the assets of the Company may be different.
Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Because the Company's market capitalization on January 28, 1997 was less than $2.5 billion, this item is not applicable until the filing of the 1998 Form
10-K Annual Report.

Item 8.  Consolidated Financial Statements.

   The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP dated February 4, 1998, are listed in Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

   None.



                     Part III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by Item 10 is contained in the Company's proxy statement for its 1998 annual shareholders meeting under the captions
"Election of Directors" and "Identification of Executive Officers" and is incorporated herein by reference.

Item 11.  Executive Compensation.

   The information required by Item 11 is contained in the Company's proxy statement for its 1998 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

   The information required by Item 12 is contained in the Company's proxy statement for its 1998 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required by Item 13 is contained in the Company's proxy statement for its 1998 annual shareholders meeting under the caption
"Certain Transactions" and is incorporated herein by reference.

                      Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.

   (a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

        Report of Independent Accountants
        Consolidated Balance Sheets as of December 31, 1997 and 1996
        Consolidated Statements of Income for the Years Ended
            December 31, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1997, 1996 and 1995
        Consolidated Statement of Shareholders' Equity for the Years
            Ended December 31, 1997, 1996 and 1995
        Notes to Consolidated Financial Statements

        (2) List of Financial Statement Schedules.

        All schedules prescribed by Regulation S-X have been omitted as the required information is inapplicable or the information is presented elsewhere in the consolidated financial statements or related notes.

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the three months ended December 31, 1997.

   (c)  List of Exhibits.  The following is a list of exhibits furnished:

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

        23   Consent of Price Waterhouse LLP

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

                            Municipal Mortgage and
Equity, L.L.C.


                            By:  /s/ Mark K. Joseph

                                 Mark K. Joseph
                                 Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature                        Title                             Date

/s/ Mark K. Joseph     Chairman of the Board, Chief Executive   March 25, 1998
Mark K. Joseph         Officer (Principal Executive Officer),
                       and Director

/s/ Charles Baum                Director                        March 25, 1998
Charles Baum


/s/ Richard O. Berndt           Director                        March 25, 1998
Richard O. Berndt


/s/ Robert S. Hillman           Director                        March 25, 1998
Robert S. Hillman


/s/ William L. Jews             Director                        March 25, 1998
William L. Jews


/s/ Carl W. Stearn              Director                        March 25, 1998
Carl W. Stearn





To the Shareholders and Board of Directors of Municipal Mortgage and Equity, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the consolidated financial position of Municipal Mortgage and Equity, LLC (successor to the business of SCA Tax Exempt Fund Limited Partnership) and consolidated entities as described in Note 1 at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 2, the financial statements include mortgage revenue bonds and other bond related investments valued at $220,961,000 (91% of total assets) and $183,632,000 (80% of total assets) at December 31, 1997 and 1996, respectively, whose values have been estimated by the Company's management in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



Price Waterhouse LLP
Linthicum, Maryland
February 4, 1998


MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                            December 31,  December 31,
                                                1997          1996
                                            ------------  ------------
ASSETS

Cash and cash equivalents                        $7,370       $34,817
Interest receivable                               1,472         1,352
Investment in mortgage revenue bonds,
 net (Note 6)                                   182,035       179,239
Investment in other bond related investments,
  net (Notes 7 and 8)                            38,926         4,393
Investment in parity working capital loans,
  demand notes and other loans, net (Note 9)     11,491        10,158
Other assets                                        477           318
Restricted assets (Note 10)                       1,330             -
                                            ------------  ------------
  TOTAL ASSETS                                 $243,101      $230,277
                                            ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses            $1,000          $870
Distributions payable                                 -         8,095
Unearned revenue (Note 11)                          702           329
                                            ------------  ------------
  TOTAL LIABILITIES                               1,702         9,294
                                            ------------  ------------

Commitments and contingencies
  (Notes 2, 6, 7, 8, 9, 10, 12 and 19)                -             -

Shareholders' equity:
Unrealized gain on mortgage revenue bonds
  and other bond related investments
  available for sale, net (Notes 6, 7 and 8)     27,362        12,423
Preferred shares:
  Series I (16,329 shares issued and
    outstanding)                                 11,308        11,254
  Series II (7,637 shares issued and
    outstanding)                                  6,230         6,086
Preferred capital distribution shares:
  Series I (8,909 shares issued and
    outstanding)                                  4,559         4,559
  Series II (3,809 shares issued and
    outstanding)                                  2,126         2,080
Term growth shares (2,000 shares issued and
    outstanding)                                     97             -
Growth shares (11,166,227 shares, including
  11,153,168 issued, 3,685 deferred, and
  9,374 restricted shares at December 31, 1997
  and 11,153,168 shares issued
  at December 31, 1996)                         192,504       185,514
Less growth shares held in treasury
  at cost (60,077 shares at December 31, 1997
  and 60,798 at December 31, 1996)                 (922)         (933)
Less unearned compensation -
   restricted shares (Note 16)                   (1,865)            -
                                            ------------  ------------
  TOTAL SHAREHOLDERS' EQUITY                    241,399       220,983
                                            ------------  ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $243,101      $230,277
                                            ============  ============
    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share, per share and per BAC data)


                                               For the year ended December 31,
                                            ------------------------------------
                                                1997         1996          1995
                                            ------------  -----------  ---------
INCOME

Interest on mortgage revenue bonds and other bond
  related investments                           $17,219     $13,859     $13,363
Interest on parity working capital loans,
  demand notes and other loans                    3,500       1,343         211
Interest on short-term investments                  627       1,096         366
Net gain on sale (Notes 3 and 5)                  2,824           -         623
Equity in MLP II (Note 5)                             -       2,141       3,150
Other income (Note 14)                            1,169         231           -
                                            ------------  -----------  ---------
  TOTAL INCOME                                   25,339      18,670      17,713
                                            ------------  -----------  ---------
EXPENSES
Operating expenses                                3,962       3,799       4,491
Minority interest                                     -          13          18
Other-than-temporary impairments related
  to investments in mortgage revenue
  bonds (Note 6)                                  2,580       3,990           -
                                            ------------  -----------  ---------
  TOTAL EXPENSES                                  6,542       7,802       4,509
                                            ------------  -----------  ---------
NET INCOME                                      $18,797     $10,868     $13,204
                                            ============  ===========  =========


Net income prior to August 1, 1996 allocated to:

  General Partners                                   $-         $36        $132
                                            ============  ===========  =========
  Limited Partners:
        Series I                                     $-      $1,065      $8,749
                                            ============  ===========  =========
        Series II                                    $-      $2,508      $4,323
                                            ============  ===========  =========
Net income per BAC prior to August 1, 1996:
        Series I                                  $0.00       $5.33      $43.74
                                            ============  ===========  =========
        Series II                                 $0.00      $26.05      $44.91
                                            ============  ===========  =========

Net income subsequent to July 31, 1996 allocated to:

  Preferred shares:
        Series I                                   $703        $373          $-
                                            ============  ===========  =========
        Series II                                  $495        $208          $-
                                            ============  ===========  =========
Preferred capital distribution shares:
        Series I                                   $290        $168          $-
                                            ============  ===========  =========
        Series II                                  $189         $82          $-
                                            ============  ===========  =========
  Term growth shares                               $381        $153          $-
                                            ============  ===========  =========
  Growth shares                                 $16,739      $6,275          $-
                                            ============  ===========  =========
Basic net income per share subsequent to July 31, 1996:

  Preferred shares:
      Series I                                   $43.07      $22.84          $-
                                            ===========  ============  =========
      Series II                                  $64.84      $27.24          $-
                                            ============ ============  =========
  Preferred capital distribution shares:
      Series I                                   $32.59      $18.86          $-
                                            ============  ===========  =========
      Series II                                  $49.70      $21.53          $-
                                            ============  ===========  =========

  Growth shares                                   $1.51       $0.56          $-
                                            ============  ===========  =========
  Weighted average shares outstanding        11,094,881    11,122,705       -

Diluted net income per share subsequent to July 31, 1996:
  Growth shares                                   $1.50       $0.56          $-
                                            ============  ===========  =========
  Weighted average shares outstanding        12,537,517    11,123,048      -

   The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                            For the year ended December 31,
                                            --------------------------
                                                1997          1996        1995
                                            ------------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $18,797     $10,868     $13,204
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in MLP II net income                         -      (2,141)     (3,150)
  Income allocated to minority interest               -          13          18
  Other-than-temporary impairments related to
    investments in mortgage revenue bonds         2,580       3,990           -
  Increase (decrease) in valuation allowance on
    parity working capital loans                    (92)        113           -
  Net realized gain on sale of bonds             (2,824)          -      (2,347)
  Depreciation and amortization                      58          10           -
  Restricted share compensation expense             177           -           -
  Deferred shares issued under the Non-Employee
    Directors' Share Plan                            62           -           -
  Director fees paid by reissuance of treasury shares14           -           -
  (Increase) decrease in interest receivable       (120)       (468)        336
  (Increase) decrease in other assets               (87)        (78)         38
  Increase (decrease) in accounts payable
    and accrued expenses                            130         525        (566)
  (Decrease) in due to affiliates                     -          (9)        (86)
  Increase in unearned fees collected, net           60           -           -
                                            ------------  -----------  ---------
Net cash provided by operating activities        18,755      12,823       7,447
                                            ------------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and
  other bond related investments               (109,603)    (20,867)          -
Origination of other loans                       (1,244)          -           -
Purchases of furniture and equipment                (80)          -           -
Investment in restricted assets (Note 10)        (1,000)          -           -
Principal payments received                         162         107           -
Proceeds from sale of bonds                      87,231           -      67,700
Investment in MLP II                                  -           -     (61,000)
Distributions from MLP II (including
  $49,628 upon dissolution)                           -      52,466       3,499
                                            ------------  -----------  ---------
Net cash provided by (used in) investing act    (24,534)     31,706      10,199
                                            ------------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                           -        (933)          -
Distributions                                   (21,668)    (18,589)    (15,691)
                                            ------------  -----------  ---------
Net cash provided by (used in) financing
  activities                                    (21,668)    (19,522)    (15,691)


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (27,447)     25,007       1,955

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      34,817       9,810       7,855
                                            ------------  -----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $7,370     $34,817      $9,810
                                            ============  ===========  =========
Disclosure of Non-Cash Activities:
  Net assets received upon dissolution of
  the MLP II structure                               $-     $14,974          $-
                                            ============  ===========  =========
Contribution of parity working capital loans
  and other assets to MLP II                         $-          $-      $4,647
                                            ============  ===========  =========
    The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

                                Limited Partners Beneficial
                                   Assignee Certificates
                               ------------------------------  General
                                  Series I      Series II      Partners
                               ------------------------------------------
Balance, January 1, 1995            $142,862         $77,600       ($464)
Net income                             8,749           4,323         132
Distributions                        (10,500)         (5,294)       (145)
Net realized gain on sale of
 A bond receipts                           -               -           -
                               ------------------------------------------
Balance, December 31, 1995           141,111          76,629        (477)
Net income                             1,065           2,508          36
Distributions                         (5,250)         (2,647)        (83)
Merger of SCA Tax Exempt Fund
 into Municipal Mortgage
 and Equity, LLC (Note 4)           (136,926)        (76,490)        524
Purchase of treasury shares                -               -           -
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                   -               -           -
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale                  -               -           -
                               ------------------------------------------
Balance, December 31, 1996                $-              $-          $-
                               ==========================================


The accompanying notes are an integral part of these financial statements.

                                                             Preferred Capital
                                   Preferred Shares         Distribution Shares
                               -------------------------------------------------
                                  Series I      Series II    Series I  Series II
                               -------------------------------------------------
Balance, January 1, 1995               $-           $ -          $-        $-
Net income                              -             -           -         -
Distributions                           -             -           -         -
Net realized gain on sale of
 A bond receipts                        -             -           -         -
                               -------------------------------------------------
Balance, December 31, 1995              -             -           -         -
Net income                            373           208         168        82
Distributions                        (429)         (286)     (1,774)   (1,054)
Merger of SCA Tax Exempt Fund
 into Municipal Mortgage
 and Equity, LLC (Note 4)          11,310         6,164       6,165     3,052
Purchase of treasury shares             -             -           -         -
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                -             -           -         -
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale               -             -           -         -
                               -------------------------------------------------
Balance, December 31, 1996         11,254         6,086       4,559     2,080

Net income                            703           495         290       189
Distributions                        (649)         (351)       (290)     (143)
Reissuance of treasury shares           -             -           -         -
Deferred shares issued under the
 Non-Employee Directors' Share
 Plan (Note 16)                         -             -           -         -
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                -             -           -         -
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale               -             -           -         -
Net realized gain on sale of bonds      -             -           -         -
Restricted share grants (Note 16)       -             -           -         -
Amortization of deferred
  compensation (Note 16)                -             -           -         -
                               -------------------------------------------------
Balance, December 31, 1997        $11,308        $6,230      $4,559    $2,126
                               =================================================

 SHARE ACTIVITY:
 Issuance of shares in Merger,
   August 1, 1996                  16,329         7,637       8,909     3,809
 Purchase of treasury shares            -             -           -         -
                               -------------------------------------------------
Balance, December 31, 1996         16,329         7,637       8,909     3,809
Reissuance of treasury shares           -             -           -         -
Deferred shares issued under the
 Non-Employee Directors'
 Share Plan (Note 16)                   -             -           -         -
Vesting of restricted
 shares (Note 16)                       -             -           -         -
                               -------------------------------------------------
Balance, December 31, 1997         16,329         7,637       8,909     3,809
                               =================================================



                                Term Growth       Growth       Treasury
                                   Shares         Shares        Shares
                               ------------------------------------------
Balance, January 1, 1995               $-             $-          $-
Net income                              -              -           -
Distributions                           -              -           -
Net realized gain on sale of
 A bond receipts                        -              -           -
                               ------------------------------------------
Balance, December 31, 1996              -              -           -
Net income                            153          6,275           -
Distributions                        (153)        (6,962)          -
Merger of SCA Tax Exempt Fund
 into Municipal Mortgage
 and Equity, LLC (Note 4)               -        186,201           -
Purchase of treasury shares             -              -        (933)
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                -              -           -
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale               -              -           -
                               ------------------------------------------
Balance, December 31, 1996              -        185,514        (933)

Net income                            381         16,739           -
Distributions                        (284)       (11,856)          -
Reissuance of treasury shares           -              3          11
Deferred shares issued under the
 Non-Employee Directors' Share
 Plan (Note 16)                         -             62           -
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                -              -           -
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale               -              -           -
Net realized gain on sale of bonds      -              -           -
Restricted share grants (Note 16)       -          2,042           -
Amortization of deferred
 compensation (Note 16)                 -              -           -
                               ------------------------------------------
Balance, December 31, 1997            $97       $192,504       ($922)
                               ==========================================

 SHARE ACTIVITY:
 Issuance of shares in
   Merger, August 1, 1996           2,000     11,153,168           -
 Purchase of treasury shares            -        (60,798)     60,798
                               ------------------------------------------
Balance, December 31, 1996          2,000     11,092,370      60,798
Reissuance of treasury shares           -            721        (721)
Deferred shares issued under the
 Non-Employee Directors'
 Share Plan (Note 16)                   -          3,685           -
Vesting of restricted
 shares (Note 16)                       -          9,374           -
                               ------------------------------------------
Balance, December 31, 1997          2,000     11,106,150      60,077
                               ==========================================

                                             Unrealized gain
                                            (loss) on mortgage
                                              revenue bonds
                                             and other bond
                                            related investments
                                 Unearned        available
                               Compensation    for sale, net     Total
                               ------------------------------------------
Balance, January 1, 1995                $-          $1,366      $221,364
Net income                               -               -        13,204
Distributions                            -               -       (15,939)
Net realized gain on sale of
 A bond receipts                         -          (2,347)       (2,347)
                               ------------------------------------------
Balance, December 31, 1995               -            (981)      216,282
Net income                               -               -        10,868
Distributions                            -               -       (18,638)
Merger of SCA Tax Exempt Fund
 into Municipal Mortgage
 and Equity, LLC (Note 4)                -               -             -
Purchase of treasury shares              -               -          (933)
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                 -           9,414         9,414
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale                -           3,990         3,990
                               ------------------------------------------
Balance, December 31, 1996               -          12,423       220,983

Net income                               -               -        18,797
Distributions                            -               -       (13,573)
Reissuance of treasury shares            -               -            14
Deferred shares issued under the
 Non-Employee Directors' Share
 Plan (Note 16)                          -               -            62
Change in value of mortgage revenue bonds
 and other bond related investments
 available for sale, net                 -          15,474        15,474
Realization of other-than-temporary
 impairments on mortgage revenue
 bonds available for sale                -           2,580         2,580
Net realized gain on sale of bonds       -          (3,115)       (3,115)
Restricted share grants (Note 16)   (2,042)              -             -
Amortization of deferred
 compensation (Note 16)                177               -           177
                               ------------------------------------------
Balance, December 31, 1997         ($1,865)        $27,362      $241,399
                               ==========================================


      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company

   Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments and secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the
"Partnership"), which was merged into the Company effective August 1, 1996 (the "Merger"). Accordingly, the accompanying consolidated financial statements present the financial position of the Company at December 31, 1997 and 1996; results of operations include those of the Partnership through July 31, 1996 and those of the Company from August 1, 1996 through December 31, 1997.
   The Partnership, organized in 1986, consummated public offerings of two series of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. The $296,256,000 of aggregate BAC proceeds, which were used to acquire 22 mortgage revenue bonds, and to advance certain related parity working capital loans, were held in two distinct pools, "Series I" and "Series II." The general partners of the Partnership were SCA Realty I, Inc. (the "Managing General Partner") and
SCA Associates 86 Limited Partnership (the "Associate General Partner," and together with the Managing General Partner, the "General Partners").


Basis of Presentation

   The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Prior to the Merger on August 1, 1996, the consolidated financial statements of the Partnership included the Partnership, The SCA Tax Exempt Trust (the "Trust"), which holds the Series B Bonds resulting from the Refunding (defined in Note 5) and received the proceeds from the 1995 Financing (defined in Note 5), and MLP III Investment
Limited Partnership ("MLP III"), a limited partnership owned by the Partnership into which such proceeds were invested. MLP III reinvested such proceeds in MLP II Acquisition Limited Partnership ("MLP II"), a limited partnership, which was accounted for under the equity method and financial information with respect to which is set forth in Note 5.
Immediately prior to the Merger, MLP III and MLP II were dissolved, and the Partnership became the owner of all of their net assets.

   Subsequent to the Merger on August 1, 1996 through December 31,
1996, the consolidated financial statements of the Company included the Company, the Trust, and the former Associate General Partner of the Partnership, which is 99% owned by the Company. On September 9, 1997, the Company acquired the remaining 1% interest in the former Associate
General Partner of the Partnership and dissolved this entity.

   On June 30, 1997, the Company acquired a 99.9% member interest in MMACap, LLC ("MMACap") for $1.0 million (see further discussion in Note 10). The other member interest in MMACap was purchased by MME
I Corporation, an affiliate of the Company.

   In October 1997, Municipal Mortgage Servicing, LLC ("MMA
Servicing"), a limited liability company, was organized as a wholly owned subsidiary of the Company for the purpose of servicing real estate mortgage loans and other debt financing. Municipal Mortgage Investments, LLC
("MMA Investments"), a limited liability company wholly owned by the Company, was organized in December 1997 to invest in and otherwise deal in tax-exempt bonds and other bond related investments. Assets of MMA
Investments are solely those of MMA Investments and are not available to creditors of the Company. The equity interest in MMA Investments is held by the Company and is subject to the claims of creditors of the Company and in certain circumstances could be foreclosed.

   At December 31, 1997, the consolidated financial statements of the Company include the Company, the Trust, MMACap, MMA Servicing and
MMA Investments. All significant intercompany transactions are eliminated.


   Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

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

Investment in Mortgage Revenue Bonds

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

   The fair value of participating bonds (i.e., bonds that participate in the net cash flow and net capital appreciation of the underlying properties) that are wholly collateral dependent and for which only a limited market exists is determined by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates. Annually, the Company engages an independent real estate valuation firm, Robert A. Stanger & Co., Inc. ("Stanger") to assist the Company in reviewing the reasonableness of the estimates of discount rates and capitalization rates used to estimate the fair value of these bonds.

   The fair value of non-participating bonds, which also have a limited market, is based on quotes from external sources, such as brokers, for these or similar bonds.

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

   Base interest on the bonds is recognized as revenue as it accrues;
contingent interest is recognized when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on non-accrual bonds are applied first to previously recorded accrued interest and, once previously accrued interest is satisfied, is then recognized as income when received. The accrual of interest income is reinstated once a bond's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the bonds at rates negotiated at the time such investments were made and, with respect to contingent interest, when received. Interest recognized on the bonds is exempt for federal income tax purposes to the shareholders.

Investment in Other Bond Related Investments

   The Company owns Residual Interest Tax-Exempt Securities
Receipts ("RITES"), a security offered by Merrill Lynch Pierce Fenner &
Smith Incorporated ("Merrill Lynch") through its RITES/Puttable Floating
Option Tax-Exempt Receipts (the "P-floats") program discussed more fully in Notes 3 and 7. The RITES are classified as available-for-sale debt securities under FAS 115 and are carried at fair value with unrealized gains or losses included as a separate component of shareholders' equity. The fair value of the RITES, which also have a limited market, is determined based on quotes from external sources, such as brokers, for these or similar investments. Interest income is recognized as revenue as it accrues. Interest recognized on the RITES is exempt for federal income tax purposes to the shareholders.

Purchase Commitments

   Purchase commitments on bonds and bond related investments are
not recorded on the financial statements  of the Company.   However,
purchase commitments are marked to market with unrealized gains or losses included as a separate component of shareholders' equity. The fair value of the purchase commitment is based on the fair value of the underlying investment, the mortgage revenue bond. The fair value of the investment is estimated in accordance with the Company's valuation policy discussed above.


Interest Rate Swaps

   The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's RITES investments as discussed more fully in Notes 3, 7 and 8. Interest rate swap contracts are carried at fair value with unrealized gains or losses included as a separate component of shareholders' equity. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments. The differential to be paid or received under this agreement is recognized as an adjustment to interest income related to the RITES. Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

Investment in Parity Working Capital Loans, Demand Notes and Other
Loans

   Parity working capital loans, demand notes and other loans are accounted for under the provisions of Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan"
("FAS 114").   FAS 114 requires a creditor to base its measure of loan
impairment on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  A valuation allowance is provided to record the loan impairment with a corresponding charge to net income.

   Base interest on the parity working capital loans is recognized as revenue as it accrues; contingent interest is recognized when received.
Delinquent parity working capital loans are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on non-accrual parity working capital loans are applied first to previously recorded accrued interest and, once previously accrued interest has been satisfied, is recognized as income when received. The accrual of interest income is reinstated once a loan's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the loans at rates negotiated at the time such investments were made and, with respect to contingent interest, when received. Interest recognized on the parity working capital loans is taxable to the shareholders.

   Interest on demand notes and other loans is recognized as revenue as it accrues. Interest income is also recognized for the portion of the principal payments received that represents payment for previously unaccrued interest. Interest recognized on the demand notes and other loans is taxable to the shareholders.

Furniture and Equipment

   Furniture and equipment is stated at cost. Depreciation is computed over the estimated useful lives, ranging from six to ten years, on the 150% declining balance method. The cost and accumulated depreciation is included in other assets.



Loan Origination and Guarantee Fee Revenue

   Loan origination fees are deferred and are amortized into income to approximate a level yield over the estimated lives of the related investments.
The unamortized balance of loan origination fees is reported as part of the amortized cost of the related investments. Loan guarantee fees are recognized over the term of the guarantee period.

Premiums and Discounts on Purchased Investments

   Premiums and discounts on purchased investments are amortized into income over the term of the related investment to approximate a level yield over the life of the investment.

Earnings per Share/BAC

   For the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128,
"Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior periods presented.

Income Taxes

   No recognition has been given to income taxes in the accompanying financial statements as the distributive share of the Company's income, deductions and credits is included in each shareholder's income tax returns.
Management believes that the Company is not subject to income taxes. The tax basis of the Company's net assets exceeds the carrying value for book purposes by approximately $69 million.

   The Company has elected under Section 754 of the Internal Revenue
Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize (See Note 3) various assets which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. While the procedure for allocating the basis adjustment is complex, the impact of the election is that each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

Significant Risks and Uncertainties

   Because the Company's assets consist primarily of bonds and other bond related investments secured by nonrecourse mortgage loans on real estate projects, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including interest rate changes, demographics, local real estate markets, and individual property performance. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments.

   The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value, even though only a limited market exists for them. Because only a limited market exists for most of the Company's investments, fair value is estimated by management in accordance with the Company's valuation procedures discussed above. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by management were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions could significantly affect estimates.
These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

NOTE 3 - SECURITIZATION TRANSACTION

   In December 1997, the Company securitized four mortgage bonds and a series A custody receipt (representing the bond principal and tax-exempt interest up to 7.875% on the Stone Mountain bond) in the portfolio
(the "1997 Securitization") through the Merrill Lynch RITES/ P-floats program. The 1997 Securitization involved the sale of the four bonds and the series A receipt (collectively, the "Five Investments") to Merrill Lynch.
Merrill Lynch in turn, deposited the Five Investments into a trust, which was created to hold these assets. Two types of securities, P-floats and RITES, were created for each asset deposited into the trust. The P-floats are short-term floating rate interests in the trust which have priority on the cash flows of the mortgage bonds and bear interest at rates that reset weekly by the remarketing agent, Merrill Lynch. The P-floats are credit enhanced by Merrill Lynch and sold to qualified third party investors. The Company receives the proceeds from the sale of the P-floats less certain transaction costs. Through MMA Investments, the Company retained the residual interests in the trust, the RITES. The RITES are the subordinate security and receive the residual interest after the payment of all fees and the P-floats interest.

   The Five Investments sold to the trust totaled $85.8 million in face value and included the Riverset Phase II A bond ($7.5 million), the Southgate mortgage revenue bond ($11 million), the Charter House mortgage revenue bond ($7.6 million), the Stone Mountain series A receipt
($33.9 million) and the Southwood mortgage revenue bond ($25.8 million).
 After the assets were deposited into the trust, $58.8 million in P-floats were sold and MMA Investments retained $27.0 million in RITES as follows:

                                        (in millions)
                              Face Amount           Fair Value
                              -----------           ----------
Riverset Phase II RITES          $  1.9              $  2.6
Southgate RITES                     2.8                 3.4
Charter House RITES                 1.9                 2.3
Stone Mountain RITES               10.1                11.0
Southwood RITES                    10.3                10.5
                              -----------           ----------
   TOTAL                          $27.0               $29.8
                              ===========           ==========

   As a result of the sale of these bonds, the Company recognized a gain of approximately $2.8 million. Included in this amount is a portion of the net unrealized gain associated with the Five Investments of approximately $3.1 million, net of selling expenses of approximately $0.3 million. The portion of the unrealized gain recognized for each investment was determined by allocating the net amortized cost at the time of sale between the corresponding P-floats and RITES based upon their relative fair values, using the concepts outlined in the Statement of Financial Accounting
Standards No. 125, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities" ("FAS 125").

NOTE 4 - THE MERGER

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

   In connection with the Merger, the 296,256 outstanding BACs
(200,000 Series I and 96,256 Series II) outstanding immediately prior to the Merger were exchanged for 23,966 Preferred Shares (16,329 Series I and
7,637 Series II), 12,718 Preferred CD Shares (8,909 Series I and 3,809
Series II) and 10,270,127 Growth Shares. The Company also authorized the issuance of 1,000 shares of a special class of Growth Shares ("Term Growth
Shares") to the former General Partners, in exchange for the relinquishment of their general partnership interests in the Partnership, and 1,000 Term
Growth Shares to a Merrill Lynch affiliate in exchange for their subordinated
BACs. Term Growth Shares are entitled to an aggregate 2% interest in cash distributions from the Company (subordinated to the rights of the Preferred and Preferred CD Shares, and before distributions to Growth Shareholders).

   Upon the consummation of the Merger, the General Partners and their affiliates contributed their mortgage acquisition and servicing activities in exchange for 883,033 Growth Shares. The Partnership retained
Stanger, an independent third party, to render an opinion regarding the fairness, from a financial point of view, that the allocation of Growth
Shares and Term Growth Shares to the former General Partners in exchange for the contribution of their mortgage acquisition and servicing activities was fair to the Series I and Series II BAC holders. As a result of the contribution of the acquisition and servicing activities by the General Partners and their affiliates, the Company, and more specifically, the Growth Shareholders, will receive additional income which is primarily tax-exempt.

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

NOTE 5 - THE 1995 FINANCING

   On February 14, 1995, the 1995 Financing was consummated, resulting in the receipt of gross proceeds of $67.7 million from the sale of the same aggregate principal amount of Multifamily Mortgage Revenue
Bond Receipts (the "Receipts"). The Receipts are collateralized by a pool of newly refunded bonds issued in exchange for 11 of the Partnership's original bonds, all of which had defaulted on their original debt obligations.
The cash stream from one additional bond, Creekside Village, which also had defaulted on its original debt obligation, was pledged as further security for the Receipts. Effective December 31, 1997, the Creekside bond has been released as additional collateral.

   Prior to the 1995 Financing, the 11 original bonds, in the aggregate principal amount of $126.6 million, were refunded (the "Refunding") into a Series A Bond and a Series B Bond (the aggregate principal amount of which equals that of the original bond), each with an extended maturity date of January 2030. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67.7 million and $58.9 million, respectively. Each Series
B Bond is subordinate to the related Series A Bond. The Series A Bonds bear interest at various fixed annual rates, ranging from 7.05% to 7.40%, payable monthly, and are subject to mandatory sinking fund redemptions beginning January 1, 2001. The Series B Bonds and their general terms are discussed in Note 6.

   The Partnership deposited the Series A Bonds and Series B Bonds with the Trust, which was created to hold these assets, and the Trust issued a certificate of participation in the corpus and the income of the Trust to the Partnership. The Trust then deposited the Series A Bonds with a custodian, and the Receipts, collateralized by the Series A Bonds, were sold. As a result of the sale of the Receipts, the Company no longer has any interest in the Series A Bonds and recognized a gain of approximately $623,000.
Included in this amount is a portion of the net unrealized gain associated with the refunded bonds of approximately $2.3 million, net of selling expenses of approximately $1.7 million. The portion of the unrealized gain
(loss) recognized for each bond was determined by allocating the net carrying amount at the time of sale to its corresponding Series A Bond and Series B Bond based upon their relative fair values, using the concepts outlined in the Financial Accounting Standard Board's Emerging Issues Task
Force Issue No. 88-11.

   Through the Series A Bonds held by the custodian, the Receipts have a fixed interest rate and preferred return position, resulting in a guaranteed, preferred, fixed-rate tax-exempt return paid by the operating partnerships.
The operating partnerships entered into an interest rate swap agreement whereby a portion of the fixed interest rate under the Series A Bonds was swapped for a floating tax-exempt interest rate through 2004 equivalent to the PSA Municipal Swap Index. This mechanism is intended to allow the Company to realize the potential benefit of traditionally lower floating tax-exempt interest rates by lowering the effective cost of the Series A Bonds to the operating partnerships which, for 1997 and 1996, enabled the operating Partnerships to pay an additional $1.7 million and $1.8 million, respectively, in Series B Bond interest payments to the Company. Also, an interest rate cap was purchased for approximately $4.2 million by the operating partnerships to limit their exposure (and ultimately the Company's) resulting from the swap transaction. The purchase price of the interest rate cap and approximately $800,000 of transaction expenses incurred on behalf of the operating partnerships were financed by a loan of approximately $5 million from the 1995 Financing proceeds to the operating partnerships, evidenced by demand notes (the "Load Loan Demand Notes").

   The sale of the Receipts resulted in gross proceeds of $67.7 million and net proceeds of $56.8 million available for further investment after deduction of the $4.2 million cost of the interest rate cap and payment of $6.7 million of transaction costs and provision for additional working capital reserves. Management believes that the transaction costs, all of which were paid to third parties, were appropriate and consistent with transactions of similar size and characteristics.

   The Trust and, prior to its dissolution, MLP III are included in the consolidated financial statements of the Company. Financial information for MLP II for the period February 15, 1995 through dissolution on July 31,
1996, which was accounted for under the equity method, is set forth below.
MLP II followed the same accounting policies followed by the Company.


MLP II ACQUISITION LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(In thousands)
                                                     For the period
                                               -----------------------------
                                               January 1 to     February 15 to
                                               July 31, 1996   December 31, 1995
                                               -----------------------------
Interest income and other                             $3,825         $5,850
Operating expenses                                       182             18
                                               -----------------------------
Net income                                            $3,643         $5,832
                                               =============================
Net income allocated to general partner               $1,502         $2,681
                                               =============================
Net income allocated to limited partners              $2,141         $3,151
                                               =============================

STATEMENTS OF CASH FLOWS
(In thousands)
                                                       For the period
                                               -----------------------------
                                               January 1 to    February 15 to
                                               July 31, 1996   December 31, 1995
                                               -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $3,643         $5,832
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization                                           2             17
    (Increase) decrease in interest receivable           111           (343)
    (Increase) decrease in other assets                  206           (140)
    Increase (decrease) in due to affiliates             (15)           120
                                               -----------------------------
Net cash provided by operating activities              3,947          5,486
                                               -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments     56,893        (56,893)
Issuance of load loans to operating partnerships           -         (4,233)
Purchases of mortgage revenue bonds                   (7,455)             -
Principal payments on notes receivable from
 operating partnerships                                  547            782
                                               -----------------------------
Net cash provided by (used in) investing activities   49,985        (60,344)
                                               -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from partners                         -         61,001
Distribution to partners (including $49,698
  upon dissolution                                   (54,280)        (5,795)
                                               -----------------------------
Net cash provided by (used in) financing
  activities                                         (54,280)        55,206
                                               -----------------------------
Net increase (decrease) in cash and cash
  equivalents                                           (348)           348
Cash and cash equivalents at beginning of
  period                                                 348              -
                                               -----------------------------
Cash and cash equivalents at end of period                 -            348
                                               =============================
DISCLOSURE OF NON-CASH ACTIVITIES:
Contribution of working capital loans and other assets
 (to) from MLP III Investment Limited
 Partnerships                                       ($14,974)        $4,647
                                               =============================
Transfer of other assets to operating
 partnership                                              $-           $755
                                               =============================



NOTE 6 -  INVESTMENT IN MORTGAGE REVENUE BONDS

   The original offering proceeds of the Partnership were invested in 22 mortgage bonds secured by nonrecourse participating first mortgage loans on multifamily housing developments. Additional collateral was provided in the form of property level operating reserves funded from construction period cash flow and by operating deficit guarantees. Of the additional collateral originally provided, the property level operating reserves have been exhausted on all but three of the loans, and all but one of the operating deficit guarantees have expired. Of the 22 original bonds acquired by the Partnership, 16 were unable to support their entire debt service obligation, after other sources of debt service other than property operations. In lieu of foreclosure, the deeds to the properties collateralizing these bonds were transferred to partnerships affiliated with the former Managing General
Partner of the Partnership ("New Borrowers") or an affiliate of the former
Managing General Partner was designated as the general partner of the original borrowing entity. Although the Company has not waived the defaults under these bonds, it does not intend to accelerate their maturity.
In addition, the Company is responsible for the post-transfer operating deficits of New Borrowers. No operating deficits were funded for the three years ended December 31, 1997.

   A review of the audited financial statements for the year ended
December 31, 1996 for the Riverset Phase I and Phase II borrowing partnership indicated that contingent interest was due and payable. As a result, during 1997, the Company placed Riverset in default in accordance with the terms and conditions of the mortgage bonds. On December 31, 1997, a settlement was executed between the general partners of the Riverset borrowing partnership and the Company. The terms of the settlement included the payment of over $400,000 in contingent interest, received in the first quarter of 1998, and the assignment of the general partner interest to an affiliate of the Company.

   As of December 31, 1997, the Company held 31 bonds (12 participating bonds, five non-participating bonds, 12 participating subordinate bonds and two non-participating subordinate bonds) which are collateralized by 28 individual properties. The following table provides certain information with respect to each of the bonds.



                                                            December 31, 1997                    December 31, 1996
                                                -------- -------- ---------- -------- ------- ---------- -------- ---------
                                  Base            Face   Amortized Unrealized  Fair     Face  Amortized  Unrealized  Fair
Investment in Mortgage          Interest Maturity Amount   Cost   Gain (Loss) Value   Amount    Cost    Gain (Loss) Value
Revenue Bonds                     Rate    Date   (000s)   (000s)    (000s)     (000s)  (000s)   (000s)     (000s)   (000s)
----------------------------    ------- ------- -------- -------- ---------- -------- -------  ---------- -------- ---------
Participating Bonds (1):
 Alban Place                (2)   7.875 Oct. 2008 $10,065  $10,065   ($1,170)  $8,895   $10,065 $10,065    ($773)   $9,292
 Creekside Village          (2)   7.500 Nov. 2009  11,760    7,396       190    7,586    11,760   7,396      120     7,516
 Emerald Hills              (2)   7.750 Apr. 2008   6,725    6,725       579    7,304     6,725   6,725      455     7,180
 Lakeview Garden            (2)   7.750 Aug. 2007   9,003    5,340         -    5,340     9,003   5,674       98     5,772
 Newport-on-Seven           (2)   8.125 Aug. 2008  10,125    7,898     1,265    9,163    10,125   7,898      618     8,516
 North Pointe               (2)   7.875 Aug. 2006  25,185   12,738     3,717   16,455    25,185  12,738    1,536    14,274
 Northridge Park            (2)   7.500 June 2012   8,815    8,815    (1,547)   7,268     8,815   8,815   (2,959)    5,856
 Riverset                   (2)   7.875 Nov. 1999  19,000   19,000     1,116   20,116    19,000  19,000      560    19,560
 Southfork Village          (2)   7.875 Jan. 2009  10,375   10,375     2,084   12,459    10,375  10,375    1,337    11,712
 Villa Hialeah              (2)   7.875 Oct. 2009  10,250    8,004      (117)   7,887    10,250  10,250   (2,609)    7,641
 Willowgreen                (2)   8.000 Dec. 2010   9,275    6,770         2    6,772     9,275   6,770      (13)    6,757
 The Crossings              (5)   8.000 July 2007   6,940    6,940       245    7,185         -       -        -         -
                                                          --------- -------- ---------         ---------- -------- ---------
 Subtotal participating bonds                              110,066     6,364  116,430           105,706   (1,630)  104,076
                                                          --------- -------- ---------         ---------- -------- ---------
Non-Participating Bonds:
 Riverset II                (4)   9.500 Oct. 2019     110      105        15      120     7,610   7,222      826     8,048
 Charter House              (4)   7.450 July 2026      35       35         1       36     7,675   7,752      (38)    7,714
 Hidden Valley              (4)   8.250 Jan. 2026   1,700    1,700        77    1,777     1,705   1,705      (46)    1,659
 Oakbrook                   (4)   8.200 July 2026   3,195    3,226       161    3,387     3,210   3,242       14     3,256
 Torries Chase              (4)   8.150 Jan. 2026   2,070    2,070       155    2,225     2,080   2,080       20     2,100
                                                           -------- -------- ----------        ---------- -------- ---------
 Subtotal non-participating bonds                            7,136       409    7,545            22,001      776    22,777
                                                           -------- -------- ----------        ---------- -------- ---------
Participating Subordinate Bonds (1):
 Barkley Place              (3)  16.000 Jan. 2030   3,480    2,445     1,430    3,875     3,480   2,445      483     2,928
 Gilman Meadows             (3)   3.000 Jan. 2030   2,875    2,530     1,409    3,939     2,875   2,530      964     3,494
 Hamilton Chase             (3)   3.000 Jan. 2030   6,250    4,140        98    4,238     6,250   4,140      778     4,918
 Mallard Cove I             (3)   3.000 Jan. 2030   1,670      798       645    1,443     1,670     798      146       944
 Mallard Cove II            (3)   3.000 Jan. 2030   3,750    2,429     1,599    4,028     3,750   2,429      420     2,849
 Meadows                    (3)  16.000 Jan. 2030   3,635    3,716       451    4,167     3,635   3,716      719     4,435
 Montclair                  (3)   3.000 Jan. 2030   6,840    1,691     3,914    5,605     6,840   1,691    2,798     4,489
 Newport Village            (3)   3.000 Jan. 2030   4,175    2,973     1,803    4,776     4,175   2,973    1,901     4,874
 Nicollet Ridge             (3)   3.000 Jan. 2030  12,415    6,075     2,325    8,400    12,415   6,075      573     6,648
 Steeplechase Falls         (3)  16.000 Jan. 2030   5,300    5,852       744    6,596     5,300   5,852    2,361     8,213
 Whispering Lake            (3)   3.000 Jan. 2030   8,500    4,779     3,234    8,013     8,500   4,779    1,182     5,961
 Riverset II                (4)  10.000 Oct. 2019   1,489        -     1,229    1,229     1,489      -       913       913
                                                           -------- -------- ----------        ---------- -------- ---------
 Subtotal participating subordinate bonds                   37,428    18,881   56,309            37,428   13,238    50,666
                                                           -------- -------- ----------        ---------- -------- ---------
Non-Participating Subordinate Bonds:
 Independence Ridge         (4)  12.500 Dec. 2015   1,045    1,045        21    1,066     1,045   1,045        -     1,045
 Locarno                    (4)  12.500 Dec. 2015     675      675        10      685       675     675        -       675
                                                           -------- -------- ----------        ---------- -------- ---------
 Subtotal non-participating subordinate bonds                1,720        31    1,751             1,720        -     1,720
                                                           -------- -------- ----------        ---------- -------- ---------

Total investment in mortgage
  revenue bonds and other bond related investments        $156,350   $25,685 $182,035          $166,855  $12,384  $179,239
                                                          ========  ========= =========        ========== ======== ========
 (1) These bonds also contain additional interest features contingent on available cash flow, except for
     Barkley Place, Meadows, and Steeplechase Falls.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) 1996 Acquisitions.
 (5) 1997 Acquisition. The Crossing's bond paid base interest of 5.5% and an additional yield maintenance fee of 3.31% until the bond refunding in July 1997 at which time the base interest rate was changed to 8.00%.


 General Mortgage Loan Terms

   The Company's rights under all of the bonds held by it are defined by the terms of the related mortgage loans, which are assigned to the Company to secure the payment of principal and interest under the bonds. These assignments include assignments of mortgages on the underlying properties and of rents.

 Participating Mortgage Bonds

   The participating mortgage bonds are collateralized by nonrecourse participating first mortgage loans on multifamily housing developments. At December 31, 1997, the company's investment in participating mortgage bonds includes the 11 bonds not refunded in the 1995 Financing and the Crossings bond purchased in 1997. The following paragraphs describe the general loan terms of the participating mortgage bonds.

   Of the 22 original bonds, the 11 bonds not refunded in the 1995
Financing transaction (and the 11 refunded bonds for the period prior to the 1995 Financing) provide for the payment of base interest and additional contingent interest. Principal on the mortgage loans will not be amortized while held by the Company, but will be required to be repaid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as the Company may require. The mortgage loans are non-assumable except with the consent of the Company. Prepayment is prohibited during the first seven years of the mortgage loan. Between years eight and eleven, the mortgage loan may be prepaid at the option of the borrower subject to a declining penalty. Prepayments after the twelfth year, subject to par value appraisals, are allowed without regard to whether the mortgaged property is sold or refinanced. The Company may also require prepayment of the mortgage loan upon the occurrence of an event which would cause significant risk that the interest on the bonds would be subject to federal income taxation.

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

   With respect to the 22 original bonds held by the Company prior to the Refunding, 16 had been placed on non-accrual status as of December 31, 1995. On February 14, 1995, 11 of these 16 were refunded in connection
with the 1995 Financing.   No additional  bonds were placed on non-accrual
status during 1996 or 1997. Thus as of December 31, 1997 and 1996, five original bonds were on non-accrual status. Additional interest income that would have been recognized had these original bonds not been placed on non-accrual status was approximately $1.1 million, $1.8 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

   On January 27, 1997, the Company acquired a $7.1 million tax-exempt mortgage revenue bond collateralized by a 200-unit multifamily apartment project known as The Crossings, located in DeKalb County, Georgia with a stated annual interest rate of 5.5%. On July 11, 1997, the bond was refunded, and as a result, the stated annual interest rate was changed to 8.0% and the maturity date was extended to a 30-year term
(2027) with a prepayment option in the twelfth year. Also as part of the refunding, the Company now may participate in the growth of the value of the underlying property collateral through contingent interest payments from the property's cash flow. These contingent interest payments are taxable income for federal income tax purposes. Prior to the refunding, under the terms of the transaction, the Company received an effective annual interest rate of 8.81% on the bond as a result of a yield maintenance agreement entered into between the borrower and the Company. The 3.31% yield maintenance fee earned on the bonds was taxable income for federal income tax purposes. Additionally, in conjunction with this bond purchase, the Company made a taxable loan discussed further in Note 9.

Non-Participating Mortgage Bonds

   At December 31, 1997, the Company owned five non-participating mortgage bonds. The non-participating mortgage bonds bear interest at various fixed annual rates, ranging from 7.45% to 9.5%. Principal amortization on four bonds is received in accordance with amortization tables set forth in the bond documents. The following paragraphs describe the general loan terms of the non-participating mortgage bonds.

   On January 19, 1996, a Series A bond collateralized by Riverset II, a multifamily property located in Memphis, Tennessee was acquired for $7.2 million. The bond was purchased at a discount of $402,000, which is being amortized into income to approximate a level yield over the life of the bond. The bond bears interest at the stated annual rate of 9.50%. Principal payments begin in 2013 until maturity in 2019. All but $110,000 face amount of this bond was sold as part of the 1997 Securitization described in Note 3.

   On December 12, 1996, the Company purchased for approximately
$7.7 million a mortgage revenue bond collateralized by Charter House, a multifamily property located in Lenexa, Kansas. The bond provides for interest at the stated annual rate of 7.45%. Principal amortization on the mortgage began in January 1997 and continues through the initial remarketing date in July 2006. At the remarketing date the remarketing agent is required to adjust the interest rate to enable the bonds to be remarketed at par but in no event shall the interest rate be greater than 12%. Principal amortization will also be adjusted accordingly. The bond matures in July 2026. The bond was purchased at a premium of $76,750 which is being amortized into income to approximate a level yield over the life of the bond. The Company may require mandatory redemption upon the occurrence of an event which would cause significant risk that the interest on the bond would be subject to federal income taxation. All but $35,000 face amount of this bond was sold as part of the 1997 Securitization described in Note 3.

   Also, on December 12, 1996, the Company purchased the following three Series A bonds with stated annual interest rates ranging from 8.15% to 8.25%: (i) a bond collateralized by Torries Chase, a multifamily property located in Olathe, Kansas, for approximately $2.1 million; (ii) a bond collateralized by Oakbrook, a multifamily property located in Topeka, Kansas, for approximately $3.2 million; and (iii) a bond collateralized by Hidden Valley, a multifamily property located in Kansas City, Missouri, for approximately $1.7 million. The Oakbrook bond was purchased at a premium of $32,100 which is being amortized into income to approximate a level yield over the life of the bond. Principal amortization for Hidden Valley and Torries Chase began in July 1996 and continues through maturity, January 2026. Principal amortization for Oakbrook began January 1997 and continues through maturity, July 2026. Between years ten and twelve, the bonds are subject to optional redemption at the option of the borrowers subject to a declining penalty. The Company may require mandatory redemption upon the occurrence of an event which would cause significant risk that the interest on the bonds would be subject to federal income taxation.

   On June 11, 1997, the Company acquired a $11.1 million tax-exempt mortgage revenue bond collateralized by a 215 unit multifamily apartment project known as Southgate, located in Howard County, Maryland. In conjunction with the bond purchase, the Company also made a taxable loan discussed further in Note 9. The bond bears interest at a stated annual rate of 8.0%. Principal payments began in August 1997 until maturity in 2027. In December 1997, the entire bond was sold as part of the 1997 Securitization.

   As of December 31, 1997, there were no non-participating mortgage bonds on non-accrual status.

Subordinate Participating Mortgage Bonds

   At December 31, 1997, the Company's investment in subordinate participating mortgage bonds includes the 11 Series B Bonds resulting from the Refunding and the Riverset Phase II B Bond. The following paragraphs describe the general loan terms of the subordinate participating mortgage bonds.

   The Series B Bonds resulting from the Refunding, except for Steeplechase Falls, Barkley Place and The Meadows, bear annual interest equal to the greater of (i) three percent (3%) per annum ("base interest") and
(ii) the amount of available cash flow not exceeding 16%. To the extent annual interest paid on these Series B Bonds for the period is less than 16%, the difference between 16% and the greater of (i) actual interest collected and (ii) base interest is payable on the earlier of the maturity date or the redemption date. The Series B Bonds relating to Steeplechase Falls, Barkley Place and The Meadows bear interest at the annual rate of 16%. Principal amortization on these Series B Bonds prior to their maturity in January 2030 is permitted but not required. To the extent the operating partnerships have available cash flow, as defined, interest is payable monthly.

   The Series B Bonds resulting from the Refunding are subordinate in priority and right of payment to the related Series A Bonds and Demand
Notes (discussed in Note 9) and are payable only to the extent of available cash flow. For the years ended December 31, 1997 and 1996, interest payments of approximately $4.1 million and $4.8 million, respectively, were received on these Series B Bonds. All 11 of the bonds were on non-accrual status. As of December 31, 1997 and 1996, the three Series B Bonds that bear interest at 16% were unable to pay full base interest. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $693,000 and $760,000 for the years ended December 31, 1997 and 1996, respectively.

   In connection with the purchase of the Riverset II Series A bond, the Company also acquired the related Series B mortgage revenue bond, with a face value of $1.5 million, which was allocated $30,000 of the total
purchase price.   The bond, which matures in 2019, bears interest equal to
the extent of available cash flow not to exceed the annual rate of 10%. Principal amortization is required to the extent cash is available in accordance with the bond terms. For the year ended December 31, 1996, the interest and principal payments received on the bond were approximately $25,000 and $30,000, respectively. For the year ended December 31, 1997, no payments for interest or principal were received.

   All of the participating subordinate mortgage bonds are on non-accrual status as of December 31, 1997.

Non-Participating Subordinate Mortgage Bonds

   At December 31, 1997, the Company had two investments in non-participating subordinate mortgage revenue bonds.

   On August 30, 1996, the Company purchased the following two non-participating Series B bonds providing for interest at the stated annual rate of 12.5%: (i) a bond collateralized by Locarno, a multifamily property located in Kansas City, Missouri for $675,000 and (ii) a bond collateralized by Independence Ridge, a multifamily property located in Jackson County, Missouri for $1,045,000. Both bonds were purchased at face value.
Principal may be repaid in a lump sum payment any time after the initial remarketing date but is required no later than the maturity date in 2015.

   As of December 31, 1997, there were no non-participating subordinate mortgage bonds on non-accrual status.

Valuation Adjustments

   For the year ended December 31, 1997 and 1996, the net adjustment to unrealized gains and losses on mortgage revenue bonds available for sale increased shareholders' equity by approximately $13.8 million and $9.4 million, respectively. The Company recorded other-than-temporary impairments totaling $2,580,000 on two bonds: Lakeview ($334,000) and Villa Hialeah ($2,246,000) in the fourth quarter of 1997. The Company recorded other-than-temporary impairments totaling $3,990,000 on five bonds: Creekside ($1,239,000), Lakeview ($1,315,000), Willowgreen ($1,131,000), Mallard I ($143,000) and Mallard II ($162,000) in the second quarter of 1996. For 1995, there were no other-than-temporary impairments.

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



NOTE 7 - OTHER BOND RELATED INVESTMENTS

   As of December 31, 1997, the Company held nine other bond related investments which are collateralized by ten individual properties. The other bond related investments are primarily investments in RITES, a security offered by Merrill Lynch through its P-floats Program. The RITES are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-floats and RITES. The P-floats are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-floats at par. The RITES are the subordinate security and receive the residual interest.
The residual interest is the remaining interest on the bond after payment of all fees and the P-floats interest. In conjunction with the purchase of the RITES, the Company entered into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES
(see further discussion in Note 8). The following table provides certain information with respect to each of the other bond related investments.

                                                 December 31, 1997                     December 31, 1996
                                         -------- --------- -----------  -------- ---------- --------- -----------  ----------
                                           Face   Amortized   Unrealized    Fair      Face    Amortized  Unrealized    Fair
Other Bond Related                        Amount    Cost      Gain (Loss)   Value    Amount     Cost     Gain (Loss)   Value
Investments:                              (000s)   (000s)       (000s)      (000s)   (000s)    (000s)      (000s)      (000s)
-------------------------------          -------- --------- -----------  -------- ---------- --------- -----------  ----------
RITES -Hunters Ridge/South Pointe   (1)  $ 3,560  $ 4,248    $   700      $ 4,948  $ 3,600    $ 4,354   $    299     $ 4,653
Interest rate swap on Hunters Ridge
/South Pointe                     (1),(3)  7,200        -       (427)        (427)   7,200          -       (260)       (260)
RITES -Indian Lake                  (2)    3,360    3,530        363        3,893        -          -          -           -
Interest rate swap on Indian Lake (2),(3)  6,500        -       (202)        (202)       -          -          -           -
RITES-Charterhouse                (2),(6)  1,930    2,196         76        2,272        -          -          -           -
RITES -Southgate                  (2),(6)  2,760    3,178        217        3,395        -          -          -           -
RITES -Southwood                  (2),(6) 10,320   10,308        166       10,474        -          -          -           -
RITES -Stone Mountain             (2),(6) 10,140   10,366        661       11,027        -          -          -           -
RITES-Riverset II                 (2),(6)  1,875    2,222        328        2,550        -          -          -           -
$58M Interest Rate Swap (5)       (2),(3) 58,000        -       (493)        (493)       -          -          -           -
Stone Mountain Interest Only Strip  (2)        -    1,201         76        1,277        -          -          -           -
Cinnamon Ridge Total Return Swap  (2),(3) 10,570        -        264          264        -          -          -           -
Cinnamon Ridge Interest Rate Swap (2),(3)  7,000        -        (52)         (52)       -          -          -           -
Purchase commitment                 (4)        -        -          -            -   33,900          -          -           -
                                                  ---------- ----------- ---------           ---------   ---------  ----------
Subtotal other bond related investments           $ 37,249   $  1,677    $  38,926            $ 4,354   $     39     $ 4,393
                                                  ---------- ----------- ---------           ---------   ---------  ----------

(1) 1996 Acquisition.
(2) 1997 Acquisition.
(3) Amount represents notional amount of interest rate swap agreements.  See following discussion for further explanation.
(4) On November 12, 1996 the Company agreed to purchase a bond with a face amount of $33,900,000.    The bond was purchased
    and sold in 1997.
(5) Relates to RITES on Charter House, Southgate, Southwood, Stone Mountain and Riverset.
(6) Investment held by MMA Investments (see Note 1).



   On October 15, 1996, the Company purchased $3.6 million (par value) in Hunters Ridge/South  Pointe RITES for approximately $4.4
million.   For the Hunters Ridge/South Pointe P-floats and RITES, Merrill
Lynch placed into a trust $10.8 million in multifamily revenue bonds with a coupon of  7.875% collateralized by South Pointe Apartments and Hunters
Ridge Apartments, two properties located in St. Louis, Missouri.  The trust
was securitized into $7.2 million in P-floats and $3.6 million in RITES.   The
$800,000 premium paid for the RITES is being amortized into income to approximate a level yield over the term of the RITES. The RITES are subject to mandatory semi-annual call provisions.

   On July 1, 1997, the Company purchased $3.36 million (par value) in Indian Lakes RITES for $3.5 million. For the Indian Lakes P-floats and
RITES, Merrill Lynch placed into a trust $10.1 million in multifamily revenue bonds with a coupon of 7.375% collateralized by Indian Lakes
Apartments, located in Virginia Beach, Virginia. The trust was securitized into $6.72 million in P-floats and $3.36 million in RITES. The premium paid for the Indian Lakes RITES is being amortized into income to approximate a level yield over the term of the RITES. The Indian Lakes RITES are subject to mandatory semi-annual call provisions.

   In the fourth quarter of 1997,  in conjunction with the 1997
Securitization (described in Note 3), the Company retained $27.0 million
(par value) in RITES with a fair value of $29.8 million. The RITES are subordinate to $58.8 million in P-floats. The weighted average interest rate on the underlying bonds in the trust is 7.8%. The RITES are subject to mandatory call provisions.

   On October 30, 1997, in conjunction with the purchase of the Stone
Mountain bond, the bond was deposited into a custodian account. In return, the Company received two custodial receipts; a receipt representing the bond principal and tax-exempt interest up to 7.875% (the "A receipt") and a receipt representing the interest only portion generated on the bonds in excess of the 7.875% (the "Interest-only strip"). As part of the 1997
Securitization, the A receipt was sold to Merrill Lynch while the Company retained the investment in the Interest-only strip. The first .75% of interest received on the Interest-only strip (in excess of 7.875% base rate on the A receipt) is considered must pay contingent interest based on available cash flow. The excess available cash flow generated after the payment of 8.625%
(7.875% plus .75%) base interest, is considered contingent interest equal to the lesser of 3.375% or one-third of available cash flow. Interest income received from the Interest-only strip is considered taxable income for federal income tax purposes.

    On November 26, 1997, the bond collateralized by Southwood, a multifamily property located in Richmond, Virginia was acquired for $25.8 million. The bond bears interest at the stated annual rate of 7.375%. Principal payments begin in 1999 until maturity in 2029. The Southwood Bond was sold as part of the 1997 Securitization described in Note 3.

   On December 11, 1997, the Company entered into a total return swap with Merrill Lynch which replicates the total return on the Cinnamon
Ridge bond financed at a rate of 4.75%. The Cinnamon Ridge bond is a $10.6 million bond collateralized by a 264 unit multifamily apartment complex located in Egan, Minnesota. The bond has a stated interest rate of 5.375% and matures in 2029. During the term of the swap, the Company will receive net taxable income of approximately .625% on the face amount of the Cinnamon Ridge bond from the total return swap. In addition to the net taxable income received, the total return swap includes a cash settlement at termination, whereby the Company will pay to (receive from) Merrill
Lynch an amount equal to the decline (increase) in the market value of the underlying bond. The total return swap terminates on December 31, 1999.
The Company also entered into a $7.0 million two-year forward swap to commence December 10, 1999 and expire in ten years. This swap hedges the anticipated future acquisition of the Cinnamon Ridge bond and the anticipated securitization of such bond through Merrill Lynch's P-floats program. However, the Company has not entered into a binding contract to either purchase or to securitize the bond.

Valuation Adjustments

   For the year ended December 31, 1997 and 1996, the net adjustment to unrealized gains and losses on other bond related investments available for sale increased shareholders' equity by approximately $1.6 million and $39,000, respectively.

NOTE 8 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

   Since the investments securitized to date bear fixed rates of interest, the RITES created by the securitization have interest rate risks associated with them. To reduce the Company's exposure to fluctuating interest rates, the Company enters into interest rate swaps which are contracts exchanging an obligation to receive a floating rate for an obligation to pay a fixed rate.
Net swap payments received by the Company, if any, will be taxable income, even though the investments being hedged pay tax-exempt interest. The interest rate swaps are for limited time periods which generally match the anticipated prepayment date of the underlying mortgage bond. However, there is no certainty that the prepayments will occur at the end of the swap periods. There can be no assurance that the Company will be able to acquire the interest rate swaps on favorable terms, or at all, when the existing arrangements expire, in which case the Company would be fully exposed to the interest rate risk to the extent the anticipated prepayment does not occur.

   The Company entered into several interest rate swap contracts to hedge against interest rate exposure on the Company's investments in RITES. Under the interest rate swap agreements, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate.
In return, the Counterparty will pay the Company a floating rate equivalent to the PSA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. The average PSA rate for 1997 and 1996 was approximately
3.66% and 3.43%, respectively. The swap contracts, in conjunction with the RITES, are intended to produce a relatively constant yield over the effective duration of the RITES. Risks arise from the possible inability of the Counterparty to meet the terms of the contracts with the Company.
However, there is no current indication of such inability. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments.

NOTE 9 - PARITY WORKING CAPITAL LOANS AND DEMAND NOTES

Parity Working Capital Loans

   As of December 31, 1997 and 1996, the Company held 10 parity working capital loans, all relating to the remaining original bonds and having terms similar to those of the bonds to which they relate. The carrying value of the Company's investment in parity working capital loans is believed by management to approximate fair value, in the absence of a readily available market, and reflects valuation allowances of $621,000 and $713,000 at December 31, 1997 and 1996, respectively.

   At December 31, 1995, there were five parity working capital loans
on non-accrual status.   No additional loans were placed on non-accrual
status during 1996 and 1997.   Additional interest income that would have
been recognized had these loans not been placed on non-accrual status was approximately $35,000, $56,000 and $68,000 for the years ended December
31, 1997, 1996 and 1995, respectively.

Demand Notes

   As part of the 1995 Financing, ten parity working capital loans, and unpaid and accrued interest thereon, aggregating approximately $4.8 million, were converted to Working Capital Demand Notes, and unpaid and unaccrued base interest receivable of approximately $15.5 million on the eleven refunded original bonds were converted to Accrued Interest Demand
Notes. In addition, as discussed in Note 5, the approximately $5.0 million loan to the operating partnerships in connection with the 1995 Financing is a demand loan represented by the Load Loan Demand Notes.

   The Working Capital, Accrued Interest and Load Loan Demand
Notes (collectively the "Demand Notes"), in the aggregate original principal face amount of approximately $25.3 million, are due on demand, but in any case not later than January 2030. The Demand Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. For 1997 and 1996, the Blended Annual Rate approximated 5.85% and 5.77%, respectively. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments are payable monthly.

   On September 1, 1996, the eleven operating partnerships included in the 1995 Financing entered into an agreement with the Company whereby the principal amortization on the Working Capital and Load Loan Demand
Notes were suspended. This action did not change the total cash payments received from the operating partnerships, but did result in additional interest income of $938,000 and $313,000 for the years ended December 31, 1997 and 1996, respectively.

   Additionally, on July 1, 1997, nine of the eleven operating partnerships included in the 1995 Financing entered into an agreement with the Company whereby the principal amortization on the Accrued Interest
Demand Notes was increased. The increase in the principal payments on these notes was equal to the amount of principal payments suspended on the Working Capital and Load Loan Demand Notes discussed above. This action did not change the total cash payments received from the operating partnerships, nor did it change total income, but did result in a reclassification of interest income on the related Series B Bonds to interest earned on Accrued Interest Demand Notes of $469,000 for the year ended
December 31,  1997.

   For financial reporting purposes, interest income is recognized for the portion of principal payments received that represents payment for previously unaccrued interest. For the year ended December 31, 1997, approximately $2.0 million was received by the Company for principal payments on the Demand Notes, all of which was recorded as income. For the period August 1, 1996 to December 31, 1996, approximately $722,000 was received by the Company for principal payments on the Demand Notes, of which approximately $645,000 was recorded as income. For the periods ended July 31, 1996 and December 31, 1995, approximately $1.5 million and $2.2 million, respectively, was received for principal payments on the Demand Notes, of which approximately $943,000 and $1.4 million, respectively, was recorded as income in the financial statements of MLP II.


Other Loans

   As of December 31, 1997, the Company held three other taxable loans. The following paragraphs describe the general terms of these loans.

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

   On December 11, 1997, in conjunction with entering a total return swap on the bond collateralized by the Cinnamon Ridge property, the Company made a $120,000 loan on the property. The loan bears interest at an annual stated rate of 8.0%. Principal payments begin in 2000 until maturity in 2009.

   For disclosure purposes, the fair value of the parity working capital loans and other loans is determined in conjunction with the valuation of the bonds to which they relate and is believed by management to approximate carrying value.  The Demand Notes, together with the related Series B
Bonds, primarily represent the residual interest (after the Series A Bonds
that were sold) in the cash flows of the underlying property collateral.   Only
a limited market exists for both Demand Notes and the related Series B
Bonds.  Also, as illustrated above, as long as the Company is entitled to the residual cash flow, to the extent permitted under the terms of the Demand
Notes and the related Series B Bonds, the specific cash flows applicable to each of the residual interests may be altered from time-to-time.
Accordingly, it is difficult and, in the opinion of management, not meaningful to estimate a separate fair value for the Demand Notes.  However, under the assumption that the fair value of the parity working capital loans approximates their carrying value, and using discounted cash flow analyses for the Demand Notes based on their terms as they existed at December 31,
1997 and 1996, an aggregate fair value for the Company's investment in parity working capital loans and Demand Notes could be estimated to be
$20.9 million and $19.3 million at December 31, 1997 and 1996, respectively.

NOTE 10- RESTRICTED ASSETS

   On June 30, 1997, the Company acquired a 99.9% member interest in MMACap for $1.0 million. As a result of this acquisition, the consolidated financial statements of the Company include MMACap. The only asset of MMACap is a $1.3 million Fannie Mae risk-sharing collateral account. The collateral account is part of a structured finance program developed by Fannie Mae to facilitate the credit enhancement of bonds for which there is shared risk. The risk-sharing collateral account provides additional security for three enhanced bonds currently within a cross collateralized pool. In the event any of the bonds in the pool cannot fund their debt service payments, the money in the collateral account can be used to fund debt service short falls. The Company does not believe that any loss is likely. The collateral account will not be released to the Company until the interest and principal obligations on all the bonds are fulfilled. The release of the collateral account is anticipated to be in 2006 when the bonds are expected to be refunded. In the interim, the Company will receive the interest earned on the balance of the collateral reserve account. The approximate $360,000 discount on the purchase has been recorded as unearned revenue and will be amortized into income as guarantee fee revenue over the expected life of the collateral account.

   As part of the purchase of this collateral account, the Company assumed a Master Recourse Agreement with Fannie Mae. Under this agreement, the Company can add additional assets to the existing pool discussed above. This will enable the Company to securitize bonds with Fannie Mae credit enhancement. As bonds are added to the pool, the expected life on the collateral account may be adjusted.

NOTE 11- UNEARNED REVENUE

   In addition to the unearned revenue resulting from the purchase of the risk-sharing collateral account (discussed in Note 10), the Company received $107,000 in fees associated with the origination of the Cinnamon
Ridge transaction, which are deferred and recorded as unearned revenue.
These fees are then amortized into income to approximate a level yield over the estimated life of the underlying bond. The Company also received a loan guarantee fee in December 1996 that was deferred and amortized into income over the term of the guarantee period.

   On July 7, 1997, the Company entered into a joint program with the Montford Companies to originate tax-exempt transactions. The Company and the Montford Companies agreed to work jointly over an initial two year period to invest in tax-exempt trust certificates backed by tax-exempt housing bonds. The Company anticipates acquiring up to $50 million in senior interest tax-exempt bonds through this joint program; however, the Company is not obligated to acquire any bonds as a result of entering this program. The Company received a $250,000 program development fee for structuring, documenting, underwriting and generally developing the program. This fee is being amortized into income over the term of the program.

NOTE 12 - RELATED PARTY TRANSACTIONS

  Upon consummation of the Merger (see Note 4), all employees of an affiliate of the former Managing General Partner of the Partnership who were necessary for the prudent operations of the Company became employees of the Company, which now incurs their salary expenses directly.
Certain administrative services, including services performed by shared personnel, continue to be performed by an affiliate that receives direct reimbursement from the Company on a monthly basis. The expense associated with the shared personnel was previously charged to salaries as shown in the following table.



                                          For the years ended December 31,
                                        ----------- ----------- -------------
                                            1997       1996        1995
                                          (000's)    (000's)     (000's)
                                        ----------- ----------- -------------
Charged to Series I:
  Salaries of noncontrolling persons &
  related expenses                               $0      $321       $458
  Other administrative expenses                   -        51         95
                                        ----------- ----------- -------------
  Expenses reimbursed                            $0      $372       $553
                                        =========== =========== =============
Charged to Series II:
  Salaries of noncontrolling persons &
  related expenses                               $0      $154       $220
  Other administrative expenses                   -        25         46
                                        ----------- ----------- -------------
  Expenses reimbursed                            $0      $179       $266
                                        =========== =========== =============
Charged to Company subsequent to July 31, 1996:
  Other administrative expenses                $282       $56         $0
                                        =========== =========== =============
Total:
  Salaries of noncontrolling persons &
     related expenses                            $0      $475       $678
  Other administrative expenses                 282       132        141
                                        ----------- ----------- -------------
  Expenses reimbursed                          $282      $607       $819
                                        =========== =========== =============




  Mr. Mark K. Joseph, the Company's Chairman and Chief Executive
Officer, controls and is an officer of, and Mr. Michael L. Falcone, the Company's President, has an interest in and is a board member of, an entity which is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's bond investments. For these services the affiliates receive property management fees pursuant to management fee contracts. Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement
(the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During the years ended December 31, 1997, 1996 and 1995, these fees approximated $756,000, $638,000, and $589,000, respectively.

  Mr. Joseph owns an indirect interest in the general partners of the Southgate Crossings operating partnership. Also, Mr. Joseph controls the general partners of 17 of the 22 operating partnerships whose property collateralizes the Company's original bonds and Mr. Thomas R. Hobbs, the Company's Senior Vice President, serves as an officer of such general partners. In order to preserve the loan obligations and the participation in cash flow for the Company and thereby assure that the Company will continue to recognize tax-exempt income, 13 of the 17 operating partnerships were created as successors to the original borrowers. With respect to the other four operating partnerships, an entity controlled by Mr. Joseph was designated as the general partner of the original borrowing entities. However, such entities could have interests which do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could desire to take might be selling a property, thereby causing a redemption event, at a time and under circumstances which would not be advantageous to the Company.

   Shelter Development Holdings, Inc. (the "Special Shareholder") is personally liable for the obligations and liabilities of the Company. Mr. Joseph owns 100% of the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, then the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1,000,000.

   Prior to the Merger, the former Associate General Partner received fees for mortgage servicing from the operating partnerships owning the mortgaged properties. The fees paid by all operating partnerships to the former Associate General Partner approximated $1.2 million for the period January 1 through July 31, 1996 and approximately $2 million for the year ended December 31, 1995. As discussed in Note 4, on August 1, 1996, the former General Partners and their affiliates contributed to the Company their mortgage servicing activities in exchange for Growth Shares, and the Company now receives the cash flow associated with these fees. Upon receipt of the mortgage servicing activities, the Company terminated the mortgage servicing fees paid on bonds collateralized by properties controlled by affiliates of the Company. As a result, the Company now receives these fees in two forms, (1) as mortgage servicing fees from the bonds collateralized by properties controlled by non-affiliates, and (2) as additional bond interest for bonds collateralized by properties controlled by affiliates of the Company. For the year ended December 31, 1997, the cash flow associated with these fees paid to the Company approximated $495,000 in mortgage servicing fees and $1.5 million in additional bond interest. For the five months ended December 31, 1996, the cash flow associated with these fees paid to the Company approximated $206,000 in mortgage servicing fees and $616,000 in additional bond interest.

   An affiliate of the former Managing General Partner was engaged as MLP II's exclusive project acquisition and servicing agent. The affiliate received as compensation, project selection and acquisition fees (one percent of the gross proceeds) and annual mortgage servicing fees to the extent the net proceeds raised by the 1995 Financing are permanently invested. On
August 1, 1996, the rights to these fees were exchanged for Growth Shares in connection with the Merger transaction. Prior to the Merger, $97,000 was earned by the affiliate related to such fees.

   In addition, 177061 Canada Ltd. (formerly Shelter Corporation of
Canada Limited), a general partner of the former Associate General Partner, is contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The unaccrued and unpaid balances due under the limited operating deficit guarantees, including interest as of December 31, 1997, totaled $27,000 and $33,000 for North Pointe and Whispering Lake, respectively. Scheduled payments totaling $63,000, $98,000 and $ 116,000 were received on the North Pointe obligation and recorded as income during 1997, 1996 and 1995, respectively. Under the Whispering Lake obligation, $33,000, $139,000 and $165,000 were received and recorded as income during 1997, 1996 and 1995, respectively.

   In October 1997, the Company purchased a $33.9 million bond collateralized by the Village of Stone Mountain. The Company subsequently sold this bond and as a result at December 31, 1997 owns a RITES investment and interest-only strip which represent an interest in the cash flows from this $33.9 million bond. The borrower of the $33.9 million mortgage revenue bond is the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mark K. Joseph, the Company's Chairman and Chief
Executive Officer, is the President and one of five directors of the Shelter Foundation. In addition, companies of which Mr. Joseph owns an indirect minority interest and Mr. Falcone owns a direct minority interest, received a development fee of 1.0% of the loan amount and serve as property manager of the related apartment project for a fee of $13,750 per month.

   An affiliate of Merrill Lynch owns 1,250 Term Growth Shares of the Company and 128,367 Growth Shares. The Company may from time to time enter into various investment banking, financial advisory and other commercial services with Merrill Lynch for which Merrill Lynch receives and will receive (in the future) customary compensation. The Company also enters into various RITES and interest rate swap transactions with Merrill Lynch on terms generally available in the marketplace.

NOTE 13 - SHAREHOLDERS' EQUITY

   The Company's Preferred Shares, Preferred CD Shares, Term Growth Shares and Growth Shares differ principally with respect to allocation of income and cash distributions, as provided by the terms of the Operating Agreement as summarized below. In addition, the Preferred Shares and Preferred CD Shares, which retain their BAC series distinctions, have priority over the Growth Shares and Term Growth Shares with respect to distributions and redemptions.

Preferred Shares

   Taking into account their respective series distinctions, the Preferred Shares are allocated their proportionate share of the income generated by the 22 original bonds and related parity working capital loans held by the Partnership immediately prior to the 1995 Financing (collectively the "original bonds") including income attributable to the refunded Series A
Bonds no longer held by the Company.  While the Preferred Shares bore their proportionate share of the expenses of the Refunding and will bear their share of the expenses of any future refunding of the original bonds, the Preferred Shares are not allocated any income or expense related to the 1995 Financing and the investment of the proceeds therefrom or from any future financings. The Company is required to distribute to the holders of the Preferred Shares cash flow attributable to such shares, as defined by the
Operating Agreement.   The Preferred Shares must be partially redeemed
when any bond attributable to the shares is sold or beginning in the year
2000 when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then-current bond terms) based on receipt of an appraisal of the property securing the bond. Additionally, beginning in the year 2004, and every second year thereafter, Preferred Shareholders may exchange their remaining Preferred Shares, at the then current value of the remaining attributable assets for either Growth Shares or cash, as determined by the Company's Board of Directors.

Preferred CD Shares

   The Preferred CD Shares are allocated their proportionate share of income on the same basis as the Preferred Shares, except that in addition the Preferred CD Shares received a one-time special distribution of their proportionate share of the net proceeds from the 1995 Financing, will receive a similar distribution with respect to any future financings of the original bonds, are not allocated any income attributable to the refunded Series A Bonds and are allocated their proportionate share of the annual costs of the 1995 Financing (and any such future financings utilizing any of the original bonds). The Company is required to distribute to the holders of the Preferred CD Shares cash flow attributable to such shares, as defined by the Operating Agreement. The Preferred CD Shares must be partially redeemed when any bond attributable to the shares is sold or beginning in the year 2000 when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then-current bond terms) based on receipt of an appraisal of the property securing the bond. Additionally, beginning in the year 2004, and every second year thereafter, Preferred CD Shareholders may exchange their remaining Preferred CD
Shares, at the then current value of the remaining attributable assets, for either Growth Shares or cash, as determined by the Company's Board of Directors.

Term Growth Shares

   The Term Growth Shares are allocated an aggregate of 2% of the Company's net cash flow after allocation to the Preferred Shares and Preferred CD Shares, and the holders of the Term Growth Shares are entitled to distribution of the cash flow attributable to such allocable income before any distributions to the holders of the Growth Shares. Term Growth Shares will be redeemed when Preferred and Preferred CD Shares are fully redeemed or converted (subject to certain conditions defined in the Operating Agreement).

Growth Shares

   The Growth Shares are allocated the balance of the Company's income after allocation to the Preferred Shares, Preferred CD Shares and Term
Growth Shares. Consequently, the Growth Shares are allocated their proportionate share of the income generated by the original bonds
(excluding the income generated by the Series A Bonds that serve as collateral for the Receipts) and all of the income generated by bonds acquired with the proceeds from the 1995 Financing and any future financings. As of December 31, 1997, it is the Company's policy to distribute to the holders of the Growth Shares approximately 95% of cash flow from operations after distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth Shares.

The following table reflects distributions for the year ended December 31, 1997 and includes distributions declared and paid in 1998 for the quarter ended December 31, 1997.


                                                                                   Preferred Capital
                                                    Growth    Preferred Shares    Distribution Shares
                                                    Shares   Series I  Series II  Series I    Series II
                                                  ---------  --------- ---------- ---------- ------------
Distributions related to the year ended December 31, 1997:
Distributions paid on May 9, 1997
to holders of record on April 28, 1997:
 For the three months ended March 31, 1997        $   0.3450 $      -  $       -   $     -    $       -

Distributions paid on August 4, 1997
to holders of record on July 21, 1997:
 For the three months ended June 30, 1997             0.3500        -          -         -            -
 For the six months ended June 30, 1997                    -    26.25      30.64     21.57        25.00

Distributions paid on November 3, 1997
to holders of record on October 20, 1997
 For the three months ended September 30, 1997        0.3650    13.50      15.35     11.00        12.50

Distributions paid on January 22, 1998
to holders of record on January 12, 1998
 For the three months ended December 31, 1997         0.3700        -          -         -            -

Distributions paid on February 26, 1998
to holders of record on February 16, 1998
 For the three months ended December 31, 1997 (unadudited) -     13.82     16.88     11.22        13.14
                                                   ---------  ---------- ---------- --------- ----------
 Total 1997 Distributions                          $  1.4300  $  53.57   $ 62.87    $43.79    $   50.64
                                                   =========  ========== ========== ========= ==========




NOTE 14 - OTHER INCOME

   For the year ended December 31, 1997 and 1996, the Company's other income included mortgage servicing fees received from the bonds that are collateralized by properties controlled by non-affiliates (see Note 12) and guarantee fees received from the Village of Stone Mountain. Also in 1997, the Company recognized $40,000 of the program development fee received from the Montford Group discussed further in Note 11.





                                For the years ended December 31,
                                    1997             1996
                                -------------- -----------------
Mortgage servicing fees          $      502      $         206
Guarantee fees                          609                  -
Other                                    58                 25
                                -------------- -----------------
Total other income               $    1,169      $         231
                                ============== =================



NOTE 15 - EARNINGS PER SHARE

   For the year ended December 31, 1997, the Company adopted the provisions of FAS 128, which requires dual presentations of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for all periods ending after December 15, 1997 and requires restatement of all prior periods presented.

   A single presentation of  basic EPS is presented for BACs, Preferred
Shares and Preferred CD Shares because there were no potentially dilutive shares outstanding during the periods presented. Earnings per BAC (for periods prior to August 1, 1996) are calculated on a Series basis using the income or loss attributable to Series I and Series II and the average number of BACs of each Series outstanding. Earnings per share for Preferred
Shares and Preferred CD Shares are calculated by dividing net income allocable to the shares by the average number of shares outstanding.

    A dual presentation of basic and diluted EPS is presented for Growth
Shares. Basic EPS is calculated by dividing net income allocable to Growth
Shares by the weighted average number of Growth Shares outstanding. In addition to Growth Shares that are issued and outstanding, the weighted average shares outstanding includes the Deferred Shares payable under the Directors' Plan (see Note 16) and the vested portion of restricted shares granted to officers (see Note 16).

   The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the restricted shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD
Shares had been converted to Growth Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred
CD Shares, as well as the Term Growth Shares, that would have been allocated to Growth Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for 1997 and 1996:




                                     For the year ended December 31, 1997              For the period ended December 31, 1996
                                (in thousands, except share and per share data)    (in thousands, except share and per share data)
                                ----------- --------------- -----------------      ------------- -------------- ---------------
                                  Income          Shares        Per Share              Income         Shares        Per Share
                                (Numerator)    (Denominator)     Amount              (Numerator)  (Denominator)      Amount
                                ----------- ---------------- --------------        ------------- -------------- ---------------
Basic EPS

Income allocable to growth shares $  16,739      11,094,881   $       1.51          $     6,275      11,122,705   $     0.56
                                                              ============                                       ===========
Effect of Dilutive Securities

Options and restricted shares             -          59,611                                   -            343

Convertible preferred shares
  (including term growth shares)      2,058       1,383,025                                   -              -
                               ------------ -----------------                      ------------ ---------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions       $ 18,797       12,537,517    $     1.50           $     6,275      11,123,048   $     0.56
                               ============ ================= ============          ============ ==============  ===========



For the period ended December 31, 1996, the effect of the potential dilution from the conversion of the preferred shares is not included in the calculation of diluted EPS because the effect of the conversion would have been anti-dilutive.

NOTE 16 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND
EMPLOYEE INCENTIVE PLAN

1996 Non-Employee Directors' Share Plan

   On July 31, 1996, the Company adopted the 1996 Non-Employee
Directors' Share Plan (the "Directors' Plan") for the purpose of providing a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the plan, an option to purchase 2,500
Growth Shares will be granted to each director when first elected or appointed to the Board of Directors and each year thereafter on the date of the annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Growth Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. There are 50,000 Growth Shares reserved for issuance under the plan. At
December 31, 1997, the Directors' Plan had 12,500 shares immediately exercisable.

   The Directors' Plan also entitles each director to elect to receive payment of directors' fees in the form of Growth Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable (the
"Deferred Shares") are credited to the account of the director, and future dividends payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Growth Shares on the record date of the dividend payment. As of December 31, 1997, 721
Growth Shares and 3,685 Deferred Shares had been issued to directors in lieu of cash payments for director fees.

1996 Share Incentive Plan

   On July 31, 1996, the Company adopted the 1996 Share Incentive Plan
(the "1996 Plan") to retain and reward executive officers and other key employees of the Company. The 1996 Plan authorizes grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Initially, 883,033 Growth Shares are reserved for issuance under the 1996 Plan, except that shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the 1996 Plan, respectively. The exercise price of options granted under the 1996 Plan will be equal to 100% of the fair market value of the Growth Shares on the date of grant. The following paragraphs describe the awards issued under the 1996 Plan for the year ended December 31, 1997.

Growth Share Options

   The exercise price of Growth Share options granted under the 1996 Plan is equal to 100% of the fair market value of the Growth Shares on the date of grant. The options vest over three years. In the event of a change in control of the Company (as defined in the 1996 Plan), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from date of grant.
However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after such event. As of December 31, 1997, no options had vested.

Growth Share Appreciation Rights

   On November 11, 1997, 3,000 Growth Share appreciation rights
("SARs") were awarded to certain employees under the 1996 Plan. The exercise price of the SARs was equal to 100% of the fair market value of the Growth Shares ($19 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from date of grant. In the event of a change in control of the Company (as defined in the 1996 Plan), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December
31, 1997, no SARs had vested.

Restricted Shares

   On April 24, 1997, 10,769 restricted shares were awarded under the 1996 Plan and vest ratably through July 31, 1999 so long as the officer remains in the continuous employ of the Company. The fair market value of the award on the date of grant was approximately $182,000. On
December 2, 1997, the Company awarded 93,030 restricted shares under the 1996 Plan to certain officers with a fair market value of approximately $1.86 million on the date of grant. These restricted share awards vest over ten years so long as the officers remain in the continuous employ of the Company. The restricted share awards also provide for accelerations of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 1997, 9,374 restricted shares had vested.
The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period. For the year ended December 31, 1997, the Company recognized compensation expense of $177,000 relating to the restricted shares.

The following table summarizes the activities relating to the Directors' Plan and the 1996 Plan for the years ended December 31, 1997 and 1996.




1996 Non-Employee Directors' Share Plan:
                                            Option Price     Number of
                                              Per Share        Shares
                                          ---------------     ----------
Options outstanding at December 31, 1995    $      -                  -

Granted                                      14.7500             12,500
Exercised                                          -                  -
Expired                                            -                  -
                                        -----------------     -----------
Options outstanding at December 31, 1996     14.7500             12,500

Granted                                      16.8125             12,500
Exercised                                          -                  -
Expired                                            -                  -
                                        ---------------------- ----------
Options outstanding at December 31, 1997    $14.7500 - 16.8125   25,000
                                        ====================== ==========


1996 Share Incentive Plan:


Outstanding at December 31, 1996            $              -          -

Granted                                       16.875 - 19.000   677,470
Exercised                                                  -          -
Expired                                                    -          -
                                       ----------------------- --------
Outstanding at December 31, 1997            $ 16.875 - 19.000   677,470
                                       ======================= =========



Compensation Expense

   The Company applies Accounting Principles Board Opinion No. 25
"Accounting for Stock issued to Employees," in accounting for these plans.
Accordingly, no compensation expense has been recognized for the options issued under either plan during 1997 or 1996. Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS
123"), requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair market value at date of grant for awards under those plans.
Accordingly, the Company estimated the grant-date fair value of each option awarded in 1997 and 1996 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 7.5%, expected volatility of 10%, risk-free interest rate of 6% and expected lives of 7.5 years in 1997 and 1996. Had 1997 compensation expense been determined including the weighted-average estimate of the fair value of each option granted of $0.65, the Company's net income allocable to Growth
Shares would be reduced to a pro forma amount of $16.3 million. Pro forma basic and diluted earnings per Growth Share would be $1.47 and $1.46, respectively, in 1997. For the period ended December 31, 1996, the Company estimated the fair value at the date of grant of each option award.
However, on a pro forma basis, net income allocable to Growth Shares and earnings per Growth Share would have remained unchanged for 1996.
These pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years since the options granted were the first options granted by the Company since its shares began trading on August 30, 1996, the options primarily vest over three years and additional awards may be made in future years.

NOTE 17 - DIVIDEND REINVESTMENT PLAN

   On September 4, 1997, the Company created a Dividend Reinvestment and Growth Share Purchase Plan (the "DRP Plan") to allow Growth shareholders to buy additional Growth Shares through dividend reinvestment. The DRP Plan provides for issuance of up to 450,000 Growth
Shares. All purchases under the DRP Plan are without payment of brokerage commissions or service charges. The price paid for Growth
Shares purchased by the plan will be 100% of the average price of all Growth Shares purchased by the agent in the open market with respect to a related dividend payment date. In the future, it is expected that the plan will allow optional cash investments ranging from $100 to $5,000 per quarter.

NOTE 18 - SHARE REPURCHASE PROGRAM

   On August 28, 1996, the board of directors approved a Growth Share repurchase program under which the Company is authorized to repurchase up to 700,000 Growth Shares from time to time through February 28, 1997, the expiration date, in the open market and in privately negotiated transactions. As of December 31, 1996, the Company had purchased
60,798 shares at an average
price of $15.34 per share. No Growth shares were repurchased during 1997.

NOTE 19 - SUBSEQUENT EVENTS

Preferred Share Tender Offer

   On November 26, 1997, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1997 book value for each class as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "Sierra Offer"). The Sierra Offer was for 4.9% of the outstanding shares of each class of preferred shares at prices ranging from between 50% to 60% of the September 30, 1997 book value of each class. The Company recognized that there may be preferred shareholders who desire liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1997 book value of each class so that preferred shareholders who decide to liquidate would be able to do so at higher prices. The offer, proration period and the withdrawal rights expired at midnight, eastern time, on December 26, 1997. As a result, on January
1, 1998, 739 Series I and 287 Series II Preferred Shares which had been tendered and purchased at the per share price of $593.43 and $711.77, respectively, and 584 Series I and 274 Series II Preferred CD Shares which had been tendered and purchased at the per share price of $448.77 and $506.67, respectively.

Growth Share Offering (unaudited)

   On January 26, 1998, the Company sold to the public 3,000,000 Growth
Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Growth Shares to cover over-allotments at the same price. The net proceeds from this offering are intended to fund bond acquisitions totaling $116 million. Net proceeds on the 3,000,000 shares approximated $57.8 million. On February 13, 1998, the underwriters exercised their option to purchase 246,000 Growth Shares generating net proceeds of approximately $4.8 million.


Purchase of Bond Pool (unaudited)

   On February 4, 1998, the Company completed an investment transaction involving an $84,500,000 mortgage revenue bond pool collateralized by ten properties located in Florida and Missouri. The bond pool contains four bonds issued by Dade and Broward Counties, Florida and St. Louis County,
Missouri. The Company's investment consisted of $81 million of bonds with an interest rate of 7.125% and a $3.5 million bond with an interest rate of 12%. The collateral for these bonds are multifamily apartment communities, eight located in Dade County, one in Broward County and one in St. Louis
County. The ten properties total 1,903 units. Subsequent to the purchase of these bonds, the Company sold the $81 million of bonds to Merrill Lynch.
Merrill Lynch then securitized the bonds into approximately $80 million in P-floats and $1 million in RITES. The Company retained the RITES.

   On January 14, 1998 the Company entered into an interest rate swap contract for a notional amount of $73 million to hedge against interest rate exposure on the RITES investments. The agreement is effective February
2, 1998. Under the swap agreement, the Company is obligated to pay the Counterparty a fixed rate equal to 4.37%. In return, the Counterparty is obligated to pay the Company a floating rate equivalent to the BMA
Municipal Swap Index (formerly known as the PSA Municipal Swap Index) an index of weekly tax-exempt variable rate issues. The interest rate swap agreement terminates February 1, 2008.

Purchase of Palisades Park (unaudited)

   On February 11, 1998, the Company originated a $9.5 million taxable mortgage loan collateralized by a 328 unit multifamily apartment project known as Palisades Park located in Universal City, Texas. The six month loan was made as short term financing pending issuance, by the Bexar
County Housing Finance Corporation, of a tax-exempt mortgage revenue bond not to exceed $9.65 million with a base interest of 7.125%. The
Company has committed to acquire this bond when it is issued. The mortgage loan bears interest at a stated annual rate of 8.5%. The Company earned a 2.0% origination fee on the transaction and will act as the servicing agent for the bond.

Interest Rate Swap Contract (unaudited)

   On February 24, 1998, the Company entered into an interest rate swap contract for a notional amount of $9.7 million in order to hedge a pending acquisition. Under the interest rate swap agreement, the Company is obligated to pay the Counterparty a fixed rate of 3.9%. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA
Municipal Swap Index. The swap contract is intended to produce a relatively constant yield over the effective duration of a pending acquisition.

Sale of Bond Related Investment (unaudited)

   On February 27, 1998, the Company sold for $5.0 million the RITES associated with Hunters Ridge/South Pointe which resulted in a gain of $0.7 million. Also, the Company terminated the $7.2 million interest rate swap contract associated with this investment at a cost of $0.4 million. As a result of the sale of the RITES and the termination of the swap, the Company recognized a net gain of approximately $0.3 million. Included in this amount is a portion of the net unrealized gain associated with the RITES of $0.7 million and the net unrealized loss associated with the swap of approximately
$0.4 million.

Sale of Put Option (unaudited)

   On February 26, 1998, the Company entered into a put option with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, a pool of participating tax-exempt mortgage revenue bonds with a combined face amount of $120 million for a purchase price of $105 million. Under this three year option, the Company receives an annual payment equal to 20 basis points of the average principal amount of the bonds in the pool, or approximately $0.2 million, for assuming the purchase obligation. The purchase price can be reduced by up to 10% in the event of a material adverse change (as defined in the put agreement).

NOTE 20 - QUARTERLY RESULTS (Unaudited):


QUARTERLY RESULTS (unaudited)
(in thousands, except per share and per BAC data)

                                1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                ---------- ----------- ----------- -----------
Year ended December 31, 1997:
Total income                       $5,344      $5,326      $5,679      $8,990
Net income (loss)                   4,532       4,587       4,789       4,889

Net income per share:
Preferred shares:
  Series I                          13.55       14.00       14.44        1.08
  Series II                         16.05       15.90       16.01       16.88

Preferred capital distribution shares:
  Series I                          11.18       11.18       11.63       (1.40)
  Series II                         12.61       11.61       12.34       13.14

Growth shares:
  Basic                              0.36        0.36        0.38        0.42
  Diluted                            0.36        0.36        0.37        0.39

Growth share Market Price Data*:
High                               $17 7/8     $17 3/8     $19 7/8     $20 7/8
Low                                 15 1/2      16 1/4      17          19

Year ended December 31, 1996:
Total income                       $4,069      $4,526      $5,179      $4,896
Net income (loss)                   3,222        (420)      3,987       4,079

Net income (loss) per BAC prior to August 1, 1996:
Series I                            10.35       (7.49)       2.47       N/A
Series II                           11.63       11.24        3.18       N/A

Net income per share subsequent to July 31, 1996:
Preferred shares:
  Series I                          N/A         N/A         10.19       12.65
  Series II                         N/A         N/A         11.14       16.10

Preferred capital distribution shares:
  Series I                          N/A         N/A          8.70       10.16
  Series II                         N/A         N/A          8.92       12.61

Growth shares:
  Basic                            N/A        N/A            0.25        0.31
  Diluted                          N/A        N/A            0.25        0.31

Growth share Market Price Data*:
High                               N/A        N/A          $16         $16 3/4
Low                                N/A        N/A           14 1/8      13 7/8


*Since August 30, 1996 the Company's Growth Shares have been traded on the
 American Stock Exchange (the "AMEX") under the symbol "MMA". Set forth above are the high and low sale prices for the Growth Shares for each calendar quarter (since trading began) in 1996 as reported by the AMEX.
 Amounts shown represent actual sales transactions as reported by the AMEX.




                                     Exhibit 23
                           Consent of Price Waterhouse LLP

We hereby consent to the incorporation by reference in the Registration
Statement on Form S-8 (No. 333-17427), Form S-3 (No. 333-20945) and Form S-3
(No. 333-34925) of Municipal Mortgage and Equity, LLC of our report dated
February 4, 1998 appearing in Item 14(a)(1) of this Form 10-K.

/s/ Price Waterhouse

Linthicum, Maryland
March 25, 1998

