Form 10-Q
period 1998-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-05-15
CIK 1003201

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

                     FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
          Securities Exchange Act of 1934

For the period ended: March 31, 1998           Commission file number:
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

                                      Yes  X    No


The Company had 14,355,075 Growth Shares outstanding as of May 13, 1998, the latest practicable date.

       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                 INDEX TO FORM 10-Q


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations


Part II- OTHER INFORMATION

Item

5. Other Information

6. Exhibits and Reports on Form 8-K

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

                                         March 31,     December 31,
                                            1998          1997
                                         -----------   ----------
ASSETS

Cash and cash equivalents                   $26,294       $7,370
Interest receivable                           1,532        1,472
Investment in mortgage revenue bonds,
 net (Note 2)                               127,565      182,035
Investment in mortgage revenue bonds
 pledged, net (Note 2)                       57,925            -
Investment in other bond related
 investments, net (Note 3)                   71,106       38,926
Investment in parity working capital loans, demand
  notes and other loans, net  (Note 4)       20,791       11,491
Other assets                                    305          477
Restricted assets                             1,330        1,330
                                         -----------   ----------
  TOTAL ASSETS                             $306,848     $243,101
                                         ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses        $1,174       $1,000
Unearned revenue                                687          702
                                         -----------   ----------
  TOTAL LIABILITIES                           1,861        1,702
                                         -----------   ----------

Commitments and contingencies                     -           -

Shareholders' equity:
Preferred shares:
  Series I (15,590 and 16,329 shares
    issued and outstanding, respectively)    10,872       11,308
  Series II (7,350 and 7,637 shares
    issued and outstanding, respectively)     6,047        6,230
Preferred capital distribution shares:
  Series I (8,325 and 8,909 shares issued
    and outstanding, respectively)            4,300        4,559
  Series II (3,535 and 3,809 shares issued
    and outstanding, respectively)            1,999        2,126
Term growth shares (2,000 shares issued
    and outstanding)                            125           97
Growth shares (14,419,123 shares, including
    14,399,668 issued, 4,356 deferred, and
    15,099 restricted shares at March 31, 1998
    and 11,166,227 shares, including 11,153,168
    issued, 3,685 deferred, and 9,374 restricted
    shares at December 31, 1997)            256,662      192,504
Less growth shares held in treasury at cost
    (59,716 shares and 60,077, respectively)   (917)        (922)
Less unearned compensation  - restricted     (1,799)      (1,865)
Accumulated other comprehensive income       27,698       27,362
                                         -----------   ----------
  TOTAL SHAREHOLDERS' EQUITY                304,987      241,399
                                         -----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $306,848     $243,101
                                         ===========   ==========
 The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(unaudited)

                                          For the three months
                                             ended March 31,
                                         ------------------------
                                            1998          1997
                                         -----------   ----------
INCOME

Interest on mortgage revenue bonds and
  other bond related investments             $5,292       $4,019
Interest on parity working capital loans,
  demand notes and other loans                1,080          805
Interest on short-term investments              372          270
Net gain on sale                                321            -
Other income                                    268          250
                                         -----------   ----------
  TOTAL INCOME                                7,333        5,344
                                         -----------   ----------
EXPENSES

Operating expenses                            1,160          812
                                         -----------   ----------
  TOTAL EXPENSES                              1,160          812
                                         -----------   ----------
NET INCOME                                   $6,173       $4,532
                                         ===========   ==========


NET INCOME ALLOCATED TO:
  Preferred shares:
    Series I ($13.96 and $13.55 per
       share, respectively)                   $218         $221
                                         ===========   ==========
    Series II ($19.78 and $16.05 per
       share, respectively)                   $146         $123
                                         ===========   ==========
  Preferred capital distribution shares:
    Series I ($11.55 and $11.18 per
       share, respectively)                    $96         $100
                                         ===========   ==========
    Series II ($16.46 and $12.61 per
       share, respectively)                    $58          $48
                                         ===========   ==========
  Term growth shares                           $125          $91
                                         ===========   ==========
  Growth shares                              $5,530       $3,949
                                         ===========   ==========
Net income per growth share

  Basic                                       $0.41        $0.36
                                         ===========   ==========
  Diluted
                                              $0.41        $0.36
                                         ===========   ==========
Weighted average growth shares outstanding

  Basic                                   13,336,903   11,093,415
                                         ===========   ==========
  Diluted                                 14,101,902   11,095,175
                                         ===========   ==========

   The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (unaudited)
                                         For the three months
                                             ended March 31,
                                         ------------------------
                                            1998          1997
                                         -----------   ----------

Net income                                   $6,173       $4,532
                                         -----------   ----------
Other comprehensive income:
  Unrealized gains on investments:
    Unrealized holding gains arising
      during the period                         604            -
    Less: reclassification adjustment for
      gains included in net income             (268)           -
                                         -----------   ----------
Other comprehensive income                      336            -
                                         -----------   ----------
Comprehensive income                         $6,509       $4,532
                                         ===========   ==========
The accompanying notes are an integral part of these financial statements.

[/TABLE]

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

                                          For the three months
                                             ended March 31,
                                         ------------------------
                                            1998          1997
                                         -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $6,173       $4,532
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net gain on sale of bonds                    (321)           -
  Net amortization of premiums and
     discounts on investments                    11           14
  Depreciation                                    5            -
  Restricted share compensation expense          66            3
  Deferred shares issued under the
     Non-Employee Directors'Share Plan           15            -
  Director fees paid by reissuance of
     treasury shares                              7            -
  (Increase) decrease in interest receivable    (60)          50
  Decrease in other assets                      182          181
  Increase (decrease) in accounts
    payable and accrued expense                 174         (159)
  Decrease in unearned fees collected, net      178            -
                                         -----------   ----------
Net cash provided by operating activities     6,430        4,621
                                         -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and
  other bond related invesments             (39,627)      (7,055)
Origination of other loans                   (9,495)        (563)
Net proceeds from sale of bond related
  investments                                 4,544            -
Purchases of furniture and equipment            (15)         (27)
Principal payments received                      96           20
                                         -----------   ----------
Net cash used in investing activities       (44,497)      (7,625)
                                         -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of growth shares                    62,714            -
Retirement of preferred shares               (1,044)           -
Proceeds from stock options exercised             7            -
Distributions                                (4,686)      (8,075)
                                         -----------   ----------
Net cash provided by (used in) financing
  activities                                 56,991       (8,075)
                                         -----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                18,924      (11,079)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                   7,370       34,817
                                         -----------   ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                 $26,294      $23,738
                                         ===========   ==========

The accompanying notes are an integral part of these financial statements.































































Municipal Mortgage and Equity, L.L.C
Consolidated Statement of Shareholders' Equity
For the Period January 1, 1998 Through March 31, 1998
(In thousands, except share data)
(unaudited)



                                                 Preferred Capital
                            Preferred Shares    Distribution Shares       Term
                           ------------------- ---------------------     Growth
                            Series I Series II   Series I  Series II     Shares
                           --------- ---------  ---------  --------    ---------
Balance, January 1, 1998     $11,308   $6,230    $4,559    $2,126       $   97
 Comprehensive income:
   Net Income                    218      146        96        58          125
   Unrealized gains on investments,
   net of reclassification         -        -         -         -            -
 Total comprehensive income
 Distributions                  (215)    (125)      (93)      (46)         (97)
 Reissuance of treasury stock      -        -         -         -            -
 Options exercised                 -        -         -         -            -
 Deferred shares issued under the
   Non-Employee Directors'
   Share Plan                      -        -         -         -            -
 Issuance of Growth Shares         -        -         -         -            -
 Retirement of preferred shares (439)    (204)     (262)     (139)           -
 Amortization of unearned
  compensation                     -        -         -         -            -
                             -------   -------   -------   -------      --------
Balance, March 31, 1998       10,872    6,047     4,300     1,999          125
                            ========   =======   =======   =======      ========



                                                 Preferred Capital
                             Preferred Shares    Distribution Shares     Term
                            ------------------   --------------------    Growth
                           Series I   Series II  Series I   Series II    Shares
                          ---------  ----------- --------  ----------    ------
SHARE ACTIVITY
Balance, January 1, 1998     16,329     7,637      8,909    3,809         2,000
  Reissuance of treasury shares   -         -          -        -             -
  Issuance of growth shares       -         -          -        -             -
  Retirement of Preferred
  shares                       (739)     (287)      (584)    (274)            -
  Option exercised                -         -          -        -             -
  Deferred shares issued under the
    Non-Employee Directors' Share
    Plan                          -         -          -        -             -
  Vesting of restricted shares    -         -          -        -             -
                          ---------  -----------  -------- ----------    ------
Balance, March 31, 1998     15,590      7,350      8,325    3,535         2,000
                          ========= ============  ======== ==========    =======

                                                             Accumulated
                                                                Other
                               Growth   Treasury   Unearned  Comprehensive
                               Shares    Shares  Compensation   Income     Total
                             --------- --------- ------------ --------- --------
Balance, January 1, 1998      $ 192,504  $ (922)  $ (1,865)   $ 27,362  $241,399
  Comprehensive income:
    Net income                    5,530       -          -           -
    Unrealized gains on investments,
    net of reclassification          -        -          -         336
  Total comprehensive income                                              6,509
  Distributions                  (4,110)      -          -           -   (4,686)
  Reissuance of treasury stock        2       5          -           -         7
  Options exercised                   7       -          -           -         7
  Deferred shares issued under the
    Non-Employee Directors' Share
    Plan                             15       -          -           -        15
  Issuance of growth shares      62,714       -          -           -    62,714
  Retirement of preferred shares      -       -          -           -   (1,044)
  Amortization of unearned
    compensation                      -       -         66           -        66
                              --------- --------- ----------- --------- --------
Balance, March 31, 1998        $256,662  $ (917)   $(1,799)  $  27,698  $304,987
                              =========  ========= =========== ======== ========



                                  Growth       Treasury
                                  Shares        Shares
                                  ----------   ----------
SHARE ACTIVITY
Balance, January 1, 1998          11,106,150    60,077
  Reissuance of treasury stock           361      (361)
  Issuance of growth shares        3,246,000         -
  Retirement of preferred shares           -         -
  Options exercised                      500         -
  Deferred shares issued under the
    Non-Employee Directors' Share
    Plan                                 671         -
  Vesting of restricted shares         5,725         -
                                  ---------- -----------
Balance, March 31, 1998           14,359,407    59,716
                                  ========== ===========

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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 2 to the Financial Statements appearing  in the Company's  1997
Annual Report on Form 10-K (the "Company's 1997 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

NOTE 2 -  INVESTMENT IN MORTGAGE REVENUE BONDS

   The Company invests in various mortgage revenue bonds and other bond related investments, the proceeds of which are used to make nonrecourse mortgage loans on multifamily housing developments. The Company's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond are described in Note 6 to the Company's 1997 Form 10-K.

    The following table provides certain information with respect to each of the bonds held by the Company at March 31, 1998.


                                                                 March 31, 1998
                                                     ---------------------------
                                                                   Unrealized
                                   Base             Face  Amortized  Gain  Fair
Investment in Mortgage    Year   Interest Maturity  Amount  Cost   (Loss) Value
Revenue Bonds            Acquired  Rate     Date    (000s) (000s)  (000s) (000s)
------------------------ -------- ------- --------  ------ ------- ------- -----
Participating Bonds (1):
 Alban Place       (2),(4) 1986  7.875  Oct. 2008 $10,065 $10,065($1,170) $8,895
 Creekside Village   (2)   1987  7.500  Nov. 2009  11,760   7,396    190   7,586
 Emerald Hills       (2)   1988  7.750  Apr. 2008   6,725   6,725    579   7,304
 Lakeview Garden     (2)   1987  7.750  Aug. 2007   9,003   5,340      -   5,340
 Newport-on-Seven    (2)   1986  8.125  Aug. 2008  10,125   7,898  1,265   9,163
 North Pointe      (2),(4) 1986  7.875  Aug. 2006  25,185  12,738  3,717  16,455
 Northridge Park     (2)   1987  7.500  June 2012   8,815   8,815 (1,547)  7,268
 Riverset          (2),(4) 1988  7.875  Nov. 1999  19,000  19,000  1,116  20,116
 Southfork Village (2),(4) 1988  7.875  Jan. 2009  10,375  10,375  2,084  12,459
 Villa Hialeah       (2)   1987  7.875  Oct. 2009  10,250   8,004   (117)  7,887
 Willowgreen         (2)   1986  8.000  Dec. 2010   9,275   6,770      2   6,772
 The Crossings             1997  8.000  July 2007   7,036   6,925    245   7,170
                                                          ------- ------ -------
 Subtotal participating bonds                             110,051  6,364 116,415
                                                          ------- ------ -------
Non-Participating Bonds:
 Riverset II               1996  9.500  Oct. 2019     110     105      5     110
 Charter House             1996  7.450  July 2026      35      35      1      36
 Hidden Valley             1996  8.250  Jan. 2026   1,700   1,690     82   1,772
 Oakbrook                  1996  8.200  July 2026   3,195   3,211    167   3,378
 Torries Chase             1996  8.150  Jan. 2026   2,070   2,060    159   2,219
 Gannon Portfolio          1998 12.000  Dec. 2029   3,500   3,500      -   3,500
                                                          ------- ------ -------
 Subtotal non-participating bonds                          10,601    414  11,015
                                                          ------- ------ -------
Participating Subordinate Bonds (1):
 Barkley Place       (3)   1995 16.000  Jan. 2030   3,480   2,445  1,430   3,875
 Gilman Meadows      (3)   1995  3.000  Jan. 2030   2,875   2,530  1,409   3,939
 Hamilton Chase      (3)   1995  3.000  Jan. 2030   6,250   4,140     98   4,238
 Mallard Cove I      (3)   1995  3.000  Jan. 2030   1,670     798    645   1,443
 Mallard Cove II     (3)   1995  3.000  Jan. 2030   3,750   2,429  1,599   4,028
 Meadows             (3)   1995 16.000  Jan. 2030   3,635   3,716    451   4,167
 Montclair           (3)   1995  3.000  Jan. 2030   6,840   1,691  3,914   5,605
 Newport Village     (3)   1995  3.000  Jan. 2030   4,175   2,973  1,803   4,776
 Nicollet Ridge      (3)   1995  3.000  Jan. 2030  12,415   6,075  2,325   8,400
 Steeplechase Falls  (3)   1995 16.000  Jan. 2030   5,300   5,852    744   6,596
 Whispering Lake     (3)   1995  3.000  Jan. 2030   8,500   4,779  3,234   8,013
 Riverset II               1996 10.000  Oct. 2019   1,489       -  1,229   1,229
                                                          ------- ------ -------
 Subtotal participating subordinate bonds                  37,428 18,881  56,309
                                                          ------- ------ -------
Non-Participating Subordinate Bonds:
 Independence Ridge        1996 12.500  Dec. 2015   1,045   1,045     21   1,066
 Locarno                   1996 12.500  Dec. 2015     675     675     10     685
                                                          ------- ------ -------
 Subtotal non-participting subordinate bonds                1,720     31   1,751
                                                          ------- ------ -------
Total investment in mortgage revenue bonds               $159,800 25,690 185,490
                                                          ======= ====== =======

                                                       December 31, 1997
                                            -----------------------------------
                                            Face   Amortized  Unrealized   Fair
Investment in Mortgage            Year     Amount    Cost    Gain (Loss)  Value
Revenue Bonds                    Acquired  (000s)    (000s)     (000s)   (000s)
----------------------------    ---------- ------- ---------- --------- ------
Participating  Bonds (1):
 Alban Place        (2),(4)        1986     $10,065   $10,065  ($1,170)   $8,895
 Creekside Village    (2)          1987      11,760     7,396      190     7,586
 Emerald Hills        (2)          1988       6,725     6,725      579     7,304
 Lakeview Garden      (2)          1987       9,003     5,340        -     5,340
 Newport-on-Seven     (2)          1986      10,125     7,898    1,265     9,163
 North Pointe       (2),(4)        1986      25,185    12,738    3,717    16,455
 Northridge Park      (2)          1987       8,815     8,815   (1,547)    7,268
 Riverset           (2),(4)        1988      19,000    19,000    1,116    20,116
 Southfork Village  (2),(4)        1988      10,375    10,375    2,084    12,459
 Villa Hialeah        (2)          1987      10,250     8,004     (117)    7,887
 Willowgreen          (2)          1986       9,275     6,770        2     6,772
 The Crossings                     1997       6,940     6,940      245     7,185
                                                      -------  -------  --------
 Subtotal participating bonds                         110,066    6,364   116,430
                                                      -------  -------  --------
Non-Participating Bonds:
 Riverset II                       1996         110       105       15      120
 Charter House                     1996          35        35        1       36
 Hidden Valley                     1996       1,700     1,700       77    1,777
 Oakbrook                          1996       3,195     3,226      161    3,387
 Torries Chase                     1996       2,070     2,070      155    2,225
 Gannon  Portfolio                 1998           -         -        -        -
                                                      -------- -------  --------
 Subtotal non-participating bonds                       7,136      409    7,545
                                                      -------- -------  --------
Participating Subordinate Bonds (1):
 Barkley Place        (3)          1995       3,480     2,445    1,430     3,875
 Gilman Meadows       (3)          1995       2,875     2,530    1,409     3,939
 Hamilton Chase       (3)          1995       6,250     4,140       98     4,238
 Mallard Cove I       (3)          1995       1,670       798      645     1,443
 Mallard Cove II      (3)          1995       3,750     2,429    1,599     4,028
 Meadows              (3)          1995       3,635     3,716      451     4,167
 Montclair            (3)          1995       6,840     1,691    3,914     5,605
 Newport Village      (3)          1995       4,175     2,973    1,803     4,776
 Nicollet Ridge       (3)          1995      12,415     6,075    2,325     8,400
 Steeplechase Falls   (3)          1995       5,300     5,852      744     6,596
 Whispering Lake      (3)          1995       8,500     4,779    3,234     8,013
 Riverset II                       1996       1,489         -    1,229     1,229
                                                      -------- -------  --------
 Subtotal participating subordinate bonds              37,428   18,881    56,309
                                                      -------- -------  --------
Non-Participating Subordinate Bonds:
 Independence Ridge                1996       1,045     1,045       21     1,066
 Locarno                           1996         675       675       10       685
                                                     --------  -------  --------
 Subtotal non-participting subordinate bonds            1,720       31     1,751
                                                     --------  -------  --------
Total investment in mortgage revenue bonds           $156,350  $25,685  $182,035
                                                    =========  =======  ========



 (1) These bonds also contain additional interest features contigent on available cash flow, except for Barkley Place, Meadows and Steeplechase Falls.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) These assets were pledged as collateral.

























   In the first quarter, the Company purchased bonds totaling $84.5 million collateralized by ten properties located in Florida and Missouri and
sold $81 million of these bonds to Merrill Lynch.   As part of Merrill Lynch's
securitization of the bonds which were sold, the Company retained a $1 million
RITES interest and pledged four additional bonds as collateral for the $80 million senior interest in the trust (see further discussion in Note 3).

NOTE 3 - OTHER BOND RELATED INVESTMENTS

   The Company's other bond related investments are primarily investments in RITES, a security offered by Merrill Lynch through its P-floats
Program. The RITES are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-floats and RITES.
The P-floats are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-floats at par. The RITES are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-floats interest. In conjunction with the purchase of the RITES, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES. The following table provides certain information with respect to each of the other bond related investments.



                                                       March 31, 1998
                                             -----------------------------------
                                               Face  Amortized Unrealized  Fair
                                        Year   Amount   Cost   Gain (Loss) Value
Other Bond Related Investments:       Acquired (000s)  (000s)   (000s)    (000s)
--------------------------------      -------- ------- -------- --------  ------
RITES-Hunters Ridge/South Pointe         1996        -       -        -       -
Interest Rate swap on Hunters Ridge/
 South Pointe                            1996        -       -        -       -
RITES -Indian Lake                       1997    3,340    3,505     369   3,874
Interest rate swap on Indian Lake  (1)   1997    6,500        -    (188)   (188)
Charter House                      (2)   1997    7,595    7,861      91   7,952
RITES-Southgate                          1997    2,757    3,176     274   3,450
RITES-Southwood                          1997   10,320   10,308     166  10,474
Stone Mountain                     (2)   1997   33,900   34,126     707  34,833
Riverset                           (2)   1997    7,500    7,847     338   8,185
$58M Interest rate swap            (1)   1997   58,000        -    (542)   (542)
RITES-Gannon                             1998      814    1,074    (395)    679
Gannon swap                        (1)   1998   73,000        -     811     811
Stone Mountain I/O Strip           (4)   1997        -    1,201      76   1,277
Cinnamon ridge total return swap (1),(5) 1997   10,570        -     291     291
Cinnamon ridge interest rate swap(1),(5) 1997    7,000        -     (22)    (22)
Interest rate swap (1 year)      (1),(3) 1998    9,675        -      (9)     (9)
Interest rate swap (10 year)     (1),(3) 1998    9,675        -      41      41
                                                        -------  ------- ------
Total other bond related investments                     69,098   2,008  71,106
                                                        =======  ======= ======

                                                         December 31, 1997
                                             -----------------------------------
                                               Face   Amortized Unrealized Fair
                                       Year    Amount   Cost   Gain (Loss) Value
Other Bond Related Investments:      Acquired  (000s)  (000s)   (000s)    (000s)
----------------------------------   --------  ------- ------- --------  -------
RITES-Hunters Ridge/South Pointe         1996    3,560   4,248    700     4,948
Interest Rate swap on Hunters Ridge/
 South Pointe                            1996    7,200       -   (427)     (427)
RITES -Indian Lake                       1997    3,360   3,530    363     3,893
Interest rate swap on Indian Lake  (1)   1997    6,500       -   (202)     (202)
Charter House                      (2)   1997    1,930   2,196     76     2,272
RITES-Southgate                          1997    2,760   3,178    217     3,395
RITES-Southwood                          1997   10,320  10,308    166    10,474
Stone Mountain                     (2)   1997   10,140  10,366    661    11,027
Riverset                           (2)   1997    1,875   2,222    328     2,550
$58M Interest rate swap            (1)   1997   58,000       -   (493)     (493)
RITES-Gannon                             1998        -       -      -         -
Gannon swap                        (1)   1998        -       -      -         -
Stone Mountain I/O Strip           (4)   1997        -   1,201     76     1,277
Cinnamon ridge total return swap (1),(5) 1997   10,570       -    264       264
Cinnamon ridge interest rate swap(1),(5) 1997    7,000       -    (52)      (52)
Interest rate swap (1 year)      (1),(3) 1998        -       -      -         -
Interest rate swap (10 year)     (1),(3) 1998        -       -      -         -
                                                       ------- ------- ---------
Total other bond related investments                    37,249  1,677    38,926
                                                       ======= ======= ========



(1) Amount represents notional amount of swap agreements.
(2) The underlying bonds are held in a trust; the Company owns all of the custodial receipts related to the underlying bonds in the form of RITES, Pfloats and Fixed Receipts.
(3) The Company has entered into these swaps to hedge future anticipated transactions.
(4) Custodial receipt which represents the interest generated on the underlying bond in excess of 7.875%
(5) The Company has entered into a total return and interest rate swap on the Cinnamon Ridge Mortgage Bond. During the term of the total return swap, the Company will receive income approximating .625% of the face amount of the bond.































   As discussed in Note 2, the Company sold $81 million of bonds to Merrill Lynch which were then securitized into approximately $80 million in P-floats and $1 million in RITES. The Company retained the RITES investment.

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

   From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. In February and March, the Company used uninvested equity offering proceeds to purchase interests in three bonds that were securitized in December 1997. In April 1998, the Company sold some of these interests. Also, the Company raised capital through the sale of interests in two other securitized bonds.

NOTE 4 - INVESTMENT IN PARITY WORKING CAPITAL LOANS,
DEMAND NOTES  AND OTHER LOANS

   On February 11, 1998, the Company originated a $9.5 million taxable mortgage loan collateralized by a 328 unit multifamily apartment project known as Palisades Park located in Universal City, Texas. The six month loan was made as short term financing pending issuance, by the Bexar County
Housing Finance Corporation, of a tax-exempt mortgage revenue bond not to exceed $9.65 million with a base interest rate of 7.125%. The Company has committed to acquire this bond when it is issued. The mortgage loan bears interest at a stated annual rate of 8.5%.

NOTE 5 - SHAREHOLDERS' EQUITY

  On January 26, 1998, the Company sold to the public 3,000,000 Growth
Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Growth Shares to cover over-allotments at the same price. Net proceeds on the 3,000,000 shares approximated $57.9 million. On February 13, 1998, the underwriters exercised their option to purchase 246,000 Growth Shares generating net proceeds of approximately
$4.8 million. The net proceeds from this offering have been used to fund bond acquisitions.

NOTE 6 - EARNINGS PER SHARE

   The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for the three months ended March 31, 1998 and 1997:




                              For the three months ended March 31, 1998
                             (in thousands, except share and per share data)
                               ------------------------------------------
                                    Income      Shares         Per Share
                                  (Numerator) (Denominator)     Amount
                               -------------- -------------- --------------
Basic EPS

Income allocable to grow shares  $5,530         13,3336,903      $      0.41
                                                                 ===========
Effect of Dilutive Securities

Options and restricted shares         -             218,553

Convertible preferred shares
  (Series I Preferred Shares)       218             546,446
                               ------------ ----------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions      $5,748          14,101,902     $       0.41
                              ============= ================    ============

                                 For the three months ended March 31, 1997
                                (in thousands, except share and per share data)
                                 ------------------------------------------
                                    Income        Shares         Per Share
                                  (Numerator)   (Denominator)      Amount
                                 -------------- -------------- --------------
Basic EPS

Income allocable to growth shares  $3,949         11,093,415    $       0.36
                                                                 ===========
Effect of Dilutive Securities

Options and restricted shares           -              1,760

Convertible preferred shares
  (Series I Preferred Shares)           -                  -
                                --------------- --------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions       $3,949           11,095,175   $       0.36
                                =============== =============   =============



For the period ended March 31, 1997, the effect of the potential dilution from the conversion of the preferred shares is not included in the calculation of diluted EPS because the effect of the conversion would have been anti-dilutive.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

Distributions

  On April 8, 1998, distributions for the three months ended March 31, 1998 were declared for shareholders of record on April 20, 1998 to be paid on May
4, 1998. The  per share distributions are shown in the following table:






                                                             Preferred Capital
                                          Preferred Shares  Distribution Shares
                                   Growth ----------------- -------------------
                                   Shares  Series I Series II Series I Series II
                                   ------- -------- --------- ------- ----------
Distributions paid on May 4, 1998
to holders of record on April 20, 1998:
 For the three months ended
 March 31, 1998                    $0.3750  $ 13.96  $ 17.13  $ 11.39  $ 13.34



New Acquisitions

  Subsequent to March 31, 1998, the Company originated $37.7 million tax-exempt mortgage revenue bonds collateralized by 4 multifamily apartment projects with 993 units. The weighted average interest rate of these investments is 7.47% and the maturities range from 2013 to 2034. On certain transactions, the Company earned construction administration or origination fees,$0.4 million in the aggregate, that are recognized into income over the life of the construction period or the life of the bond.







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

   As a result of the Merger, Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests in the Partnership were exchanged for either Preferred Shares, Preferred Capital
Distribution Shares ("Preferred CD Shares"), or Growth Shares (or "Common
Shares") (including a limited number of Term Growth Shares) of the Company.
As more fully explained in Note 13 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for 1997, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and the Common Shares alone participate in the investment results of the bonds purchased with the proceeds from the 1995 Financing (described more fully in the aforementioned Form 10-K) and any future financings, including any equity offerings.

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


Results of Operations

   Total income for the three months ended March 31, 1998 increased by approximately $2.0 million over the same period last year due primarily to  (1)
an increase in interest income earned on investments of approximately $1.5 million and (2) a gain on the sale of investments of approximately
$0.3 million.

   Operating expenses for the three months ended March 31, 1998 increased by approximately $0.3 million from the prior year due to an increase in costs associated with growing the Company's infrastructure.

Liquidity and Capital Resources

   The Company's primary objective is to maximize shareholder value through increases in distributable cash flow per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources: securitizations and Common Share equity offering.

Securitizations

   Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments.  The Company securitizes bonds through the sale of bonds to an investment bank who, in turn, deposits the bonds into a trust.  Short term floating rate interests in the trust, which have first priority on the cash flow from the bonds, are sold to qualified third party investors.  The Company retains the residual interests in the trust and receives the proceeds from the sale of the floating rate interests less certain transaction costs.  The residual interests are the subordinate security and receive the residual income
after the payment of all fees and the floating rate obligation.   The
Company recognizes taxable capital gains (or losses) upon the sale of the bonds.

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

   From time to time, the Company may purchase or sell on the open market interests in bonds that it has securitized depending on the Company's capital position and needs. In February, the Company used uninvested equity offering proceeds to purchase interests in four bonds that were securitized in December
1997. In April 1998, the Company sold some of these interests. Also, the Company raised capital through the sale of interests in two other securitized bonds.



   On February 4, 1998, the Company completed an investment transaction involving an $84.5 million mortgage revenue bond pool collateralized by ten properties located in Florida and Missouri. Subsequent to the purchase of these bonds, the Company sold $81 million of bonds to Merrill Lynch representing three of the four bonds in the pool issued by Dade and Broward
Counties, Florida and St. Louis County, Missouri. Merrill Lynch then securitized the bonds into approximately $80 million in P-floats and $1 million in RITES. The Company retained the RITES investment.

   Through the use of securitizations, the Company expects to employ leverage and maintain leverage ratios in the 40% to 55% range. The Company calculates leverage by dividing the total amount of senior interests in its securitized facilities, which it considers the equivalent of off-balance sheet debt, by the sum of total assets owned by the Company plus senior securitized interests. Under this method, the Company's leverage ratio at March 31, 1998 was approximately 37%. Individual assets will have leverage ratios both higher and lower than this number.

Public Offering

   On January 26, 1998, the Company sold to the public 3,000,000 Common
Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common Shares to cover over-allotments at the same price (the "1998 Offering"). On February 13, 1998, the underwriters exercised their option to purchase 246,000 Common Shares. Net proceeds generated from the offering of the 3,246,000 Common Shares approximated $62.7 million. The net proceeds from this offering have been used to fund bond acquisitions.

Cash Flow

   At March 31, 1998, the Company had cash and cash equivalents of approximately $26.3 million.

   Cash flow from operating activities was $6.4 million and $4.6 million for the three months ended March 31, 1998 and 1997, respectively. The increase in cash flow for 1998 vs 1997 is due primarily to an increase in income from investment of the 1995 Financing proceeds, the 1997 Securitization proceeds and the 1998 Equity Offering proceeds.

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

   For the three months ended March 31, 1998 and 1997, cash available for distribution to Common Shares was $5.6 million and $4.0 million, respectively.
Regular cash distributions to common shareholders attributable to the three months ended March 31, 1998 and 1997 were $5.4 million and $3.8 million, respectively. The Company's Common Share dividend for the three months ended March 31, 1998 of $0.375 represents a payout ratio of 95.9% of CAD.
The Company's Common Share dividend for the three months ended March
31, 1997 of $0.345 represents a payout ratio of 95.3% of CAD. The increase in CAD for the three months ended March 31, 1998 versus 1997, is due primarily to an increase in interest income collected on investments of $1.6 million and a gain on the sale of $0.2 million.

   The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow and securitizations. The Company's business plan includes making additional investments of approximately $75 million to $100 million of mortgage revenue bonds during the remainder of 1998. In order to achieve its plan, the Company will be required to obtain additional financing of approximately $55 million to $80 million during 1998. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.





PART II - OTHER INFORMATION

Item 5 - Other Information

   On January 26, 1998, the Registrant filed a Form S-3 Registration
Statement under the Securities Act of 1933 registering the offering of 3,000,000 Growth Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Growth
Shares to cover over-allotments at the same price. The net proceeds from this offering are intended to fund bond acquisitions totaling $116 million. Net proceeds on the 3,000,000 shares approximated $57.9 million. On February
13, 1998, the underwriters exercised their option to purchase 246,000 Growth
Shares generating net proceeds of approximately $4.8 million.



 Item 6 - Exhibits and Reports on Form 8-K

  (a)       Exhibits:

            (27)  Financial Data Schedule

  (b)       Reports on Form 8-K:

        On January 23, 1998, the Company filed a Form 8-K to report the Company entered into employee agreements with three senior officers and to report the Company entered into a Master Repurchase
Agreement with the various owners of BlackCap, LLC.


                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
    Mark K. Joseph
    Chief Executive Officer


DATED:  May 15, 1998

