Form 10-K/A
period 1997-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-05-29
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

              FORM 10-K/A Amendment #1

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

                                      Name of each exchange
        Title of each class            on which registered
        ___________________           ____________________
        Growth Shares                 American Stock Exchange

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


              DESCRIPTION OF AMENDMENT

AMENDMENT #1:

A) Item 14 (c) has been amended to: (i) reflect additional exhibits furnished as part of the Company's 1997 Annual Report on Form 10-K;
   (ii) file the Company's Amended and Restated Certificate of Formation and Operating Agreement of the Company; and (iii) file the Company's Amended By-laws.



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

        3.1  Amended and Restated Certificate of Formation and
             Operating Agreement of the Company.

        3.2  By-laws of the Company.

        10.1 Employment Agreement between the Registrant and
             Mark K. Joseph, dated August 1, 1996 (filed as Item 7
             (c) Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

        10.2 Employment Agreement between the Registrant and
             Michael L. Falcone, dated August 1, 1996 (filed as
             Item 7 (c) Exhibit 10.2 to the Company's current report on Form 8-K, filed with the Commission on January
             28, 1998 and incorporated by reference herein).

        10.3 Employment Agreement between the Registrant and Thomas R. Hobbs, dated August 1, 1996 (filed as Item 7 (c) Exhibit 10.3 to the Company's current report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

        10.4 Master Repurchase Agreement among the Registrant,
             Trio Portfolio Investors, L.L.C., Rio Portfolio Partners, L.P., Blackrock Capital Finance, L.P., Brazos Fund, L.P. and M.F. Swapco, Inc. dated June 30, 1997 (filed as Item 7 (c) Exhibit 10.4 to the Company's current report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

        11   Computation of Earnings Per Share

        21   Subsidiaries

        23   Consent of Price Waterhouse LLP

        27   Financial Data Schedule

                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Municipal Mortgage and Equity, L.L.C.


                            By:  /s/ Mark K. Joseph
                                 __________________

                                 Mark K. Joseph
                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature                        Title                         Date

/s/ Mark K. Joseph   Chairman of the Board, Chief Executive    May 29, 1998
__________________   Officer (Principal Executive Officer),
Mark K. Joseph       and Director

                  INDEX TO EXHIBITS

Exhibit
Number                  Document

  3.1 Amended and Restated Certificate of Formation and Operating Agreement of the Company

  3.2             Amended By-laws of the Company

 11               Computation of Earnings Per Share

 21               Subsidiaries of the Registrant

 23               Consent of Price Waterhouse LLP (previously filed on
                    March 24, 1998)

 27               Financial Data Schedule (previously filed on March 24,
                    1998)


                             AMENDED AND RESTATED

               CERTIFICATE OF FORMATION AND OPERATING AGREEMENT

                                      OF

                     MUNICIPAL MORTGAGE AND EQUITY, L.L.C.

                    (a Delaware limited liability company)

THIS AMENDED AND RESTATED CERTIFICATE OF FORMATION AND OPERATING AGREEMENT (the "Agreement") of Municipal Mortgage and Equity, L.L.C., a Delaware limited liability company (the "Company"), dated as of August 1, 1996, is entered into by and among those persons who have executed this Agreement or a counterpart hereof, or who become parties hereto pursuant to the terms of this Agreement.

The Company's Certificate of Formation filed with the Delaware Secretary of State on July 6, 1995, is hereby amended to amend and restate all of the provisions thereof so that said Certificate, as amended and restated hereby, reads in its entirety as follows; and the Company's Operating Agreement is hereby amended so that said Operating Agreement reads in its entirety as follows:

FIRST: The name of the limited liability company is Municipal Mortgage and Equity, L.L.C.

SECOND: The address of the limited liability company's registered office in the State of Delaware is Corporation Service Company, 1013 Centre Road, in the City of Wilmington, County of New Castle, 19805. The name of its registered agent at such address is Corporation Service Company.

THIRD: The remainder of the Certificate of Formation and Operating Agreement is as follows:

                             W I T N E S S E T H :

WHEREAS, MME I Corporation, a Delaware corporation, and MME II Corporation, a Delaware corporation (collectively, the "Original Shareholders" or the "Original Members") have formed the Company and contributed to the Company, in consideration for their respective membership interests in the Company, the consideration specified herein;

WHEREAS, SCA Tax Exempt Fund Limited Partnership, a Delaware limited partnership ("SCATEF"), will be merged with and into the Company and thereafter will cease to exist as a separate legal entity (such merger and related steps to be referred to herein as the "Transaction"); and

WHEREAS, this Agreement shall constitute the Certificate (as defined herein) of the Company and shall also constitute the Operating Agreement (as defined herein) of the Company, and shall be binding upon all Persons (as defined herein) now or at any time hereafter who are Shareholders (as defined herein) of the Company.

NOW, THEREFORE, in consideration of the mutual covenants and obligations set forth in this Agreement, and of other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto, intending legally to be bound, hereby agree as follows:

                                   ARTICLE 1

                                  Definitions

Capitalized terms used in this Agreement shall have the meanings set forth below or in the Section of this Agreement referred to below, except as otherwise expressly indicated or limited by the context in which they appear in this Agreement. All terms defined in this Article 1 or in the preamble to this Agreement in the singular have the same meanings when used in the plural and vice versa.

1.1. "Acquiring Person" shall have the meaning set forth in Section 13.1 of this Agreement.

1.2.  "Act"  means the Delaware Limited Liability Company Act, Del.  Code  Ann.
<section><section>18-101 et seq., as amended from time to time.

1.3. "Affiliate" means, with respect to any Person, any Relative of such Person, any trust for the benefit of such Person or such Person's Relative, any beneficiary of such a trust and any other Person that directly, or indirectly through one or more intermediaries, controls (including without limitation all officers and directors of such Person), is controlled by, or is under common control with, such Person or a Relative of such Person. The term "control" (or any form thereof), as used in the preceding sentence, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

1.4.  "Agreement"  means  this   Agreement,   as   may  be  amended,  restated,
supplemented or otherwise modified from time to time as herein provided.

1.5. "Announcement Date" shall have the meaning set forth in Section 12.3 of this Agreement.

1.6. "Associate" shall have the meaning set forth in Sections 12.1 and 13.1 of this Agreement.

1.7.  "BAC"  means  a  beneficial  assignee  certificate  of  STEF  I  Assignor
Corporation.

1.8. "BAC Conversion Price" means the price assigned to a particular BAC upon such BAC's conversion into Shares, as provided in the Transaction Agreement.

1.9. "BAC Holder" means a Person who is or was (as the context requires) the record holder of a BAC.

1.10. "Base Interest" means the base interest applicable under the original loan terms of a particular SCATEF Asset (without taking into account the effects of the Refunding and any future refundings).

1.11. "Beneficial Owner" shall have the meaning set forth in Section 12.3 of this Agreement.

1.12. "Board of Directors" or "Board of Managers" means the board on which all of the Company's Managers sit, in their capacities as Managers.

1.13. "Bond" means a mortgage revenue bond owned at a particular time by the Company as part of the Property; and the term "Bond" shall include working capital loans associated with such mortgage revenue bond.

1.14. "Book Gain" or "Book Loss" means the gain or loss recognized by the Company for book purposes in any Fiscal Year by reason of any sale or disposition with respect to any of the assets of the Company. Such Book Gain or Book Loss shall be computed by reference to the Book Value of such property or assets as of the date of such sale or disposition (determined in accordance with Section 1.15 of this Agreement), rather than by reference to the tax basis of such property or assets as of such date, and each and every reference herein to "gain" or "loss" shall be deemed to refer to Book Gain or Book Loss, rather than to tax gain or tax loss, unless the context manifestly otherwise requires.

1.15. "Book Value" of an asset means, as of any particular date, the value at which the asset is properly reflected on the books and records of the Company as of such date in accordance with Section 1.704-1(b)(2)(iv) of the Treasury Regulations. The initial Book Value of each asset shall be its cost, unless such asset was contributed to the Company by a Shareholder, in which case the initial Book Value shall be the fair market value for such asset as reasonably determined by the Board of Directors, and, in each case, such Book Value shall thereafter be adjusted for cost recovery deductions to which the Company is entitled for federal income tax purposes with respect thereto, in the amount that bears the same relationship to the Book Value of such asset as the cost recovery deduction computed for tax purposes bears to the adjusted tax basis of such assets. The Book Values of all Company assets shall be adjusted to equal their respective fair market values, as reasonably determined by the Board of Directors under appropriate circumstances, which circumstances may include but are not limited to the following: (a) the acquisition, by any new or existing Shareholder, of any interest issued after the Transaction Consummation Date by the Company; (b) the distribution by the Company to a Shareholder of more than a DE MINIMIS amount of Company assets, including money, if, as a result of such distribution, such Shareholder's interest in the Company is reduced; and (c) the termination of the Company for federal income tax purposes pursuant to
Section 708(b)(1)(B) of the Code.

1.16. "Business Combination" shall have the meaning set forth in Section 12.1 of this Agreement.

1.17. "By-laws" means the by-laws of the Company, as amended from time to time, governing various aspects of the operation of the Company and the rights and obligations of its Shareholders, Board of Directors, officers and agents. All provisions of the By-laws not inconsistent with law or this Agreement shall be valid and binding.

1.18. "Capital Account" shall have the meaning ascribed thereto in Section 3.5 of this Agreement.

1.19. "Capital Contributions" means the total amount of cash and other property contributed to the Company by the Shareholders.

1.20. "Capital Transactions" means (a) any Repayment, Sale, or other sale, exchange, taking by eminent domain, damage, destruction or other disposition of all or any part of the assets of the Company, other than tangible personal property disposed of in the ordinary course of business; or (b) any financing or refinancing of any Company indebtedness; PROVIDED, that the receipt by the Company of Capital Contributions shall not constitute Capital Transactions.

1.21. "Certificate" means this Agreement, in its function as a "certificate of formation" as provided for pursuant to the Act, as originally filed with the office of the Secretary of State of the State of Delaware, as amended, restated, supplemented or otherwise modified from time to time as herein provided.

1.22. "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any subsequent federal law of similar import, and, to the extent applicable, any Treasury Regulations promulgated thereunder.

1.23. "Company" means the limited liability company hereby established in accordance with this Agreement by the parties hereto, as such limited liability company may from time to time be constituted.

1.24. "Company Interest" means an equity interest in the Company, and, if the context so allows, the percentage of equity ownership interest in the Company represented by the Capital Account attributable to such equity interest as compared to all of the aggregate Capital Accounts of all Shareholders of the Company (as such percentage may be changed from time to time to reflect adjustments as provided for in this Agreement); it being understood and agreed that this term shall not be deemed to apply to any debt incurred by the Company (directly or indirectly), including but not limited to through custodial, trust or similar or other arrangements.

1.25. "Consent" means either the consent given by vote at a duly called and held meeting or the prior written consent, as the case may be, of a Person to do the act or thing for which the consent is solicited, or the act of granting such consent, as the context may require.

1.26. "Control Company Interest" shall have the meaning set  forth  in  Section
13.1 of this Agreement.

1.27. "Conversion" means a conversion of Preferred Shares or Preferred Capital Distribution Shares into Growth Shares or cash under the terms of Section 5.2(b) hereof.

1.28. "Depreciation" means, for each Fiscal Year, an amount equal to the depreciation, amortization or other cost recovery deduction allowable with respect to an asset for such year or other period; PROVIDED, that if the Book Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of any such year or other period, Depreciation shall be an amount that bears the same relationship to the Book Value of such asset as the depreciation, amortization, or other cost recovery deduction computed for tax purposes with respect to such asset for the applicable period bears to the adjusted tax basis of such asset at the beginning of such period, or if such asset has a zero adjusted tax basis, Depreciation shall be an amount determined under any reasonable method selected by the Board of Directors.

1.29. "Determination Date" shall have the meaning set forth in Section 12.3 of this Agreement.

1.30. "Director" shall have the same meaning as "Manager."

1.31. "Dissolution Shareholder" means Shelter Development Holdings, Inc., for so long as such Person remains a Dissolution Shareholder under Section 6.4 of this Agreement, and shall also mean any other Person who agrees under Section
6.4 to be a Dissolution Shareholder.

1.32. "Dividend Payment Date" means each February 15 and August 15.

1.33. "Entity" means any general partnership, limited partnership, corporation, joint venture, trust, limited liability company, limited liability partnership, business trust, cooperative, or association. An Entity may or may not be an Affiliate of the Company or of a Company Affiliate.

1.34. "Financing" means the financing transaction which SCATEF consummated on February 14, 1995 in which proceeds were raised through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts. The term Future Financing means a financing, refinancing or other leveraging of the SCATEF Assets after the Transaction Consummation Date as described in Section 5.1(a)(ii) of this Agreement.

1.35. "Fiscal Year" means the fiscal year of the Company and shall be the same as its taxable year, which shall be the calendar year unless otherwise determined by the Board of Directors in accordance with the Code. Each Fiscal Year shall commence on the day immediately following the last day of the immediately preceding Fiscal Year.

1.36. "Five Year Tolling Period"  shall  have  the meaning set forth in Section
12.2 of this Agreement.

1.37. "Future Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

1.38. "Future Special Distributions" means distributions to be made to holders of Preferred Capital Distribution Shares if the SCATEF Assets are financed, refinanced or otherwise leveraged after the Transaction Consummation Date, as described in Section 5.1(a)(ii) of this Agreement.

1.39. "General Partners" means the general partners of SCATEF immediately prior to the Transaction Consummation Date.

1.40. "Growth Shareholders" means the holders of Growth Shares.

1.41. "Growth Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

1.42. "Initial Capital Contribution" means any Capital Contribution made in accordance with Section 3.2 hereof.

1.43. "Interested  Company  Interests"  shall  have  the  meaning  set forth in
Section 13.1 of this Agreement.

1.44. "Interested Party" shall have the meaning set forth in Section 12.1 of this Agreement.

1.45. "Managers" means those individuals serving on the Board of Directors of the Company, including successor or additional Managers duly elected in accordance with the terms of this Agreement.

1.46. "Market Value" shall have the meaning set forth in Section 12.1 of this Agreement.

1.47. "Members" means the Original Shareholders, together with all Persons who become Members as herein provided and who are listed as Members of the Company in the books and records of the Company, in such Persons' capacity as Members of the Company.

1.48. "Mortgage Loans" means the mortgage loans which have been assigned to the Company to secure the repayment of a Bond.

1.49. "New Shares" means Growth Shares and Term Growth Shares, collectively; provided, however, that, after all Term Growth Shares have been fully redeemed by the Company, this term shall refer only to Growth Shares.

1.50. "New Shares Working Capital Reserve" means a reserve, to be separately accounted for by the Company, which consists of that portion of the Working Capital Reserves which is attributable to funds placed in the Working Capital Reserves which are not Preferred Shares Series I Working Capital Reserve funds, Preferred Shares Series II Working Capital Reserve funds, Preferred Capital Distribution Shares Series I Working Capital Reserve funds, or Preferred Capital Distribution Shares Series II Working Capital Reserve funds.

1.51. "Operating Agreement" means this Agreement, in its function as an "operating agreement" as provided for pursuant to the Act, as amended, restated, supplemented or otherwise modified from time to time as herein provided.

1.52. "Original Member" or "Original Shareholder" has the meaning therefor set forth in the recitals to this Agreement.

1.53. "Par Value Appraisal" means an independent third-party appraisal (which appraisals shall be conducted at least approximately every other year beginning in the year 2000) indicating that the fair market value of the real property securing a Bond which is a SCATEF Asset held by the Company (taking into account the Bond in place at that time, if any, relating to such asset), adjusted for Permitted Selling Expenses, is at least equal to the sum of (a) the original face value of the Bond which originally related to such asset, plus (b) the accrued but unpaid Base Interest under the original loan terms relating to the Bond which originally related to such Property, plus (c) the accrued but unpaid interest under the then-current loan terms relating to such Bond (if any).

1.54. "Payments Director" shall have the meaning set forth in Section 5.2(a)(iii)(A) of this Agreement.

1.55. "Per Share Conversion Value" shall have the meaning set forth in Section 5.2(b) of this Agreement.

1.56. "Permitted Selling Expenses" means the out-of-pocket expenses actually incurred directly by the Company in the course of selling a particular SCATEF Asset, or by securing such SCATEF Asset; or, if no such actual sale has occurred in the case in question, the out-of-pocket expenses which would have been incurred directly by (a) the Company (based on local conditions and practices existing at the time) had the Company sold a particular SCATEF Asset or (b) the owner of the property securing a SCATEF Asset if such property were sold, as appropriate depending on the context in which this defined term is used.

1.57. "Person" means any individual or Entity, and the heirs, executors, administrators, legal representatives, successors, and assigns of such Person where the context so admits.

1.58. "Preferred Capital Distribution Shareholders" means the holders of Preferred Capital Distribution Shares.

1.59. "Preferred Capital Distribution Shares" means the Series I Preferred Capital Distribution Shares and the Series II Preferred Capital Distribution Shares, collectively.

1.60. "Preferred Capital Distribution Shares Allocable Portfolio Cash Flow" means, for any fiscal period, the product of:

(a) all Preferred Capital Distribution Shares Revenues relating to the applicable Series, plus any amounts which the Board of Directors releases from the Preferred Capital Distribution Shares Series I Working Capital Reserve or the Preferred Capital Distribution Shares Series II Working Capital Reserve, as the case may be, as being no longer necessary to hold as part of the applicable Working Capital Reserve, less all amounts from Preferred Capital Distribution Shares Revenues added to the Preferred Capital Distribution Shares Series I Working Capital Reserve or the Preferred Capital Distribution Shares Series II Working Capital Reserve, as the case may be, during such period, multiplied by
(b) the relevant Preferred Capital Distribution Shares Allocation Factor.

"Preferred Capital Distribution Shares Allocable Series I Portfolio Cash Flow" means Preferred Capital Distribution Shares Allocable Portfolio Cash Flow relating only to SCATEF Series I Assets. "Preferred Capital Distribution Shares Allocable Series II Portfolio Cash Flow" means Preferred Capital Distribution Shares Allocable Portfolio Cash Flow relating only to SCATEF Series II Assets. It is understood that Preferred Capital Distribution Shares Allocable Series I Portfolio Cash Flow plus Preferred Capital Distribution Shares Allocable Series II Portfolio Cash Flow equals Preferred Capital Distribution Shares Allocable Portfolio Cash Flow.

1.61. "Preferred Capital Distribution Shares Allocation Factor" with respect to a Series of Preferred Capital Distribution Shares, calculated as of a particular date (the "Calculation Date"), means the product of (i) a fraction, the numerator of which is the number of BACs of such Series which are exchanged in the Transaction by BAC Holders for Preferred Capital Distribution Shares (less the aggregate number of such Preferred Capital Distribution Shares which, through such Calculation Date, have been redeemed or repurchased by the Company, converted into cash or other Shares, or otherwise are no longer then outstanding), and the denominator of which is the total number of BACs of such Series which are outstanding immediately prior to the consummation of the Transaction, multiplied by (ii) 98%.

1.62. "Preferred Capital Distribution Shares Net Proceeds," as it relates to SCATEF Assets, means

(a) with respect to a Sale of real estate included within the Property, the amount under the Bond then held by the Company relating to such real estate which is paid upon such Sale, less Permitted Selling Expenses, and less the amount of debt which then remains unamortized with respect to such Bond, if any, incurred in any Future Financing,

(b) with respect to a sale of an entire Bond, the gross sale proceeds actually received in consideration for the Sale of such Bond (and the fair value of any non-cash proceeds actually received in consideration for the Sale of such
Bond), computed without regard to any indebtedness or other obligation encumbering such Bond, less Permitted Selling Expenses, and less the amount of debt which then remains unamortized with respect to such Bond, if any, incurred in any Future Financing, and

(c) upon receipt of a Par Value Appraisal relating to a particular Bond, the value ascribed to such Bond pursuant to such Par Value Appraisal (including without limitation the unpaid principal amount of, and unpaid Base Interest and any interest and contingent interest then-due with respect to, such Bond), less the amount of debt which then remains unamortized with respect to such Bond, if any, incurred in any Future Financing.

1.63. "Preferred Capital Distribution Shares Revenues" for any period means the net cash flows generated from the Company's operating activities (defined below), (a) decreased for any cash flows generated from the investment of any net Financing (or Future Financing) proceeds, (b) decreased for any gross cash flows generated from the contributed activities engaged in (as of the Transaction Consummation Date) or to be engaged in the future by the General Partners or their affiliates of acquiring and servicing mortgages, (c) increased for any cash flows used to pay for expenses related to the investment of the net Financing (and Future Financings) proceeds, (d) increased for any cash flows used to pay for expenses related to the Transaction, and (e) increased for any cash flows used to pay for growth-oriented general and administrative expenses (defined below). All of those adjustments to revenues and expenses of the Company noted above (which will be disclosed within the Company's quarterly and annual reports) can and will be specifically identified and will be subject to the review of the Company's independent auditor on an annual basis.

"Net cash flows generated from the Company's operating activities" means all sources of cash generated by Company operating activities less all uses of cash for Company operating activities. This includes, but may not be limited to, (i) all debt service received on un-refunded Bonds, plus (ii) all debt service received on Series B Bonds and the retained portions (but not the portions financed, refinanced or otherwise leveraged in any Future Financing) of any Bond refunded after the Effective Time, plus (iii) all debt service received on New Mortgage Investments, plus (iv) all operating cash flows generated by the activities engaged in (as of the Transaction Consummation Date) or to be engaged in the future by the General Partners or their affiliates of acquiring and servicing mortgages, plus (v) all cash flows generated from the interest income on short term investments, less (vi) cash flows used for general and administrative purposes (including those expenses incurred for growth-oriented activities), less (vii) cash flows used for expenses incurred with respect to the investment of net Financing (and Future Financing) proceeds, less (viii) cash flows used for expenses incurred with respect to the Transaction (which include, among other things, legal costs, cost of the fairness opinion and stock exchange listing fees).

"Growth-oriented general and administrative expenses" means cash flows used to pay expenses incurred for the expansion of the Company which would not have been incurred had the Transaction not been consummated. This includes, but may not be limited to, the costs of raising new capital and the additional costs necessary to administer a larger asset portfolio. The Company shall not incur any growth-oriented general and administrative expenses which will exceed the net cash flows of the activities engaged in (as of the Transaction Consummation
Date) or to be engaged in the future by the General Partners or their affiliates of acquiring and servicing mortgages, without an advance determination by a majority of the independent members of the Board of Directors that adequate cash flow is reasonably expected to exist to pay the otherwise required distributions to the holders of the Preferred Shares and the Preferred Capital Distribution Shares.

1.64. "Preferred Capital Distribution Shares Series I Allocation Factor", calculated as of a particular date (the "Calculation Date"), means the product of (i) a fraction, the numerator of which is the number of Series I BACs which are exchanged in the Transaction by BAC Holders for Series I Preferred Capital Distribution Shares (less the aggregate number of such Series I Preferred Capital Distribution Shares which, through such Calculation Date, have been redeemed or repurchased by the Company, have been converted into cash or other Shares, or otherwise are no longer then outstanding), and the denominator of which is the total number of Series I BACs which are outstanding immediately prior to the consummation of the Transaction, multiplied by (ii) 98%.

1.65. "Preferred Capital Distribution Shares Series I Working Capital Reserve" means a reserve, to be separately accounted for by the Company, which consists of that portion of the Working Capital Reserves which is attributable to funds placed in the Working Capital Reserves which are derived from SCATEF Series I Assets solely for the benefit of Series I Preferred Capital Distribution Shareholders.

1.66. "Preferred Capital Distribution Shares Series II Allocation Factor", calculated as of a particular date (the "Calculation Date"), means the product of (i) a fraction, the numerator of which is the number of Series II BACs which are exchanged in the Transaction by BAC Holders for Series II Preferred Capital Distribution Shares (less the aggregate number of such Series II Preferred Capital Distribution Shares which, through such Calculation Date, have been redeemed or repurchased by the Company, have been converted into cash or other Shares, or otherwise are no longer then outstanding), and the denominator of which is the total number of Series II BACs which are outstanding immediately prior to the consummation of the Transaction, multiplied by (ii) 98%.

1.67. "Preferred Capital Distribution Shares Series II Working Capital Reserve" means a reserve, to be separately accounted for by the Company, which consists of that portion of the Working Capital Reserves which is attributable to funds placed in the Working Capital Reserves which are derived from SCATEF Series II Assets solely for the benefit of Series II Preferred Capital Distribution Shareholders.

1.68. "Preferred Shareholders" means the holders of Preferred Shares.

1.69. "Preferred Shares" means the Series I Preferred Shares and the Series II Preferred Shares, collectively.

1.70. "Preferred Shares Allocable Portfolio Cash Flow" means, for any fiscal period, the product of:

(a) all Preferred Shares Revenues relating to the applicable Series, plus any amounts which the Board of Directors releases from the Preferred Shares Series I Working Capital Reserve or the Preferred Shares Series II Working Capital Reserve, as the case may be, as being no longer necessary to hold as part of the applicable Working Capital Reserve, less all amounts from Preferred Shares Revenues added to the Preferred Shares Series I Working Capital Reserve or the Preferred Shares Series II Working Capital Reserve during such period, multiplied by (b) the relevant Preferred Shares Allocation Factor.

"Preferred Shares Allocable Series I Portfolio Cash Flow" means Preferred Shares Allocable Portfolio Cash Flow relating only to SCATEF Series I Assets. "Preferred Shares Allocable Series II Portfolio Cash Flow" means Preferred Shares Allocable Portfolio Cash Flow relating only to SCATEF Series II Assets. It is understood that Preferred Shares Allocable Series I Portfolio Cash Flow plus Preferred Shares Allocable Series II Portfolio Cash Flow equals Preferred Shares Allocable Portfolio Cash Flow.

1.71. "Preferred Shares Allocation Factor" with respect to a Series of Preferred Shares, calculated as of a particular date (the "Calculation Date"), means the product of (i) a fraction, the numerator of which is the number of BACs of such Series which are exchanged in the Transaction by BAC Holders for Preferred Shares (less the aggregate number of such Preferred Shares which, through such Calculation Date, have been redeemed or repurchased by the Company, converted into cash or other Shares, or otherwise are no longer then outstanding), and the denominator of which is the total number of BACs of such Series which are outstanding immediately prior to the consummation of the Transaction, multiplied by (ii) 98%.

1.72. "Preferred Shares  Net  Proceeds",  as it relates to SCATEF Assets, means
(a) with respect to a Sale of real estate included within the Property, the gross sale proceeds actually received in connection with such a Sale, less Permitted Selling Expenses, (b) with respect to a sale of an entire Bond, the gross sale proceeds which would have been received in consideration for the sale of the SCATEF Assets relating to such Bond, computed without regard to any indebtedness or other obligation encumbering such Bond, less Permitted Selling Expenses, and (c) upon receipt of a Par Value Appraisal relating to a particular SCATEF Asset, the value ascribed to such SCATEF Asset pursuant to such Par Value Appraisal (including without limitation the unpaid principal amount of, and unpaid Base Interest and any interest and contingent interest then-due with respect to, the Bond relating to such SCATEF Asset).

1.73. "Preferred Shares Revenues" for any period means the net cash flows generated from the Company's operating activities (defined below), (a) increased for the cash flows lost as a result of the sale of the Receipts (Series A Bond interest and related items) (defined below) or as a result of any Future Financings, (b) decreased for any cash flows generated from the investment of any net Financing (or Future Financings) proceeds, (c) decreased for any gross cash flows generated from the contributed activities engaged in (as of the Transaction Consummation Date) or to be engaged in the future by the General Partners or their affiliates of acquiring and servicing mortgages, (d) increased for any cash flows used to pay for expenses related to the investment of the net Financing (and Future Financings) proceeds, (e) increased for any cash flows used to pay for expenses related to the Transaction, and (f) increased for any cash flows used to pay for growth-oriented general and administrative expenses (defined below). All of those adjustments to revenues and expenses of the Company noted above (which will be disclosed within the Company's quarterly and annual reports) can and will be specifically identified and will be subject to the review of the Company's independent auditor on an annual basis.

"Net cash flows generated from the Company's operating activities" means all sources of cash generated by Company operating activities less all uses of cash for Company operating activities. This includes, but may not be limited to, (i) all debt service received on un-refunded Bonds, plus (ii) all debt service received on Series B Bonds and the retained portions (but not the portions financed, refinanced or otherwise leveraged in any Future Financing) of any Bond refunded after the Effective Time, plus (iii) all debt service received on New Mortgage Investments, plus (iv) all operating cash flows generated by the activities engaged in (as of the Transaction Consummation Date) or to be engaged in the future by the General Partners or their affiliates of acquiring and servicing mortgages, plus (v) all cash flows generated from the interest income on short term investments, less (vi) cash flows used for general and administrative purposes (including those expenses incurred for growth-oriented activities), less (vii) cash flows used for expenses incurred with respect to the investment of net Financing (and Future Financing) proceeds, less (viii) cash flows used for expenses incurred with respect to the Transaction (which include, among other things, legal costs, cost of the fairness opinion and stock exchange listing fees).

"Cash flows lost as a result of the sale of the Receipts" means cash flows that would have been collected by the Company had the sale of the Receipts in the Series A Bonds not occurred. This includes, but may not be limited to, an amount equal to (i) as a starting amount, the cash flows paid by the operating partnerships on the Series A Bonds, plus (ii) cash flows paid by the operating partnerships for credit enhancement fees, plus (iii) cash flows paid by the operating partnerships for miscellaneous bond trustee and collateral agent fees, less (iv) cash flows received by the operating partnership from the swap arrangements.

"Growth-oriented general and administrative expenses" means cash flows used to pay expenses incurred for the expansion of the Company which would not have been incurred had the Transaction not been consummated. This includes, but may not be limited to, the costs of raising new capital and the additional costs necessary to administer a larger asset portfolio. The Company shall not incur any growth-oriented general and administrative expenses which will exceed the net cash flows of the activities engaged in (as of the Transaction Consummation
Date) or to be engaged in the future by the General Partners or their affiliates of acquiring and servicing mortgages, without an advance determination by a majority of the independent members of the Board of Directors that adequate cash flow is reasonably expected to exist to pay the otherwise required distributions to the holders of the Preferred Shares and the Preferred Capital Distribution Shares.

The distributions attributable to the Preferred Shares (by series) will be determined in accordance with a monthly analysis of the Properties which collateralize the Financing (and Future Financings). This monthly analysis will be dependent upon a review of the monthly Property operating statements which, pursuant to their loan agreements, the owners of the Property will be required to supply to the Company (and, on an annual basis, audited financial statements of the operating partnerships), and a calculation of the net effects of the cash flow adjustments described above.

1.74. "Preferred Shares Series I Allocation Factor", calculated as of a particular date (the "Calculation Date"), means the product of (i) a fraction, the numerator of which is the number of Series I BACs which are exchanged in the Transaction by BAC Holders for Series I Preferred Shares (less the aggregate number of such Series I Preferred Shares which, through such Calculation Date, have been redeemed or repurchased by the Company, have been converted into cash or other Shares, or otherwise are no longer then outstanding), and the denominator of which is the total number of Series I BACs which are outstanding immediately prior to the consummation of the Transaction, multiplied by (ii) 98%.

1.75. "Preferred Shares Series I Working Capital Reserve" means a reserve, to be separately accounted for by the Company, which consists of that portion of the Working Capital Reserves which is attributable to funds placed in the Working Capital Reserves which are derived from SCATEF Series I Assets solely for the benefit of Series I Preferred Shareholders.

1.76. "Preferred Shares Series II Allocation Factor", calculated as of a particular date (the "Calculation Date"), means the product of (i) a fraction, the numerator of which is the number of Series II BACs which are exchanged in the Transaction by BAC Holders for Series II Preferred Shares (less the aggregate number of such Series II Preferred Shares which, through such Calculation Date, have been redeemed or repurchased by the Company, have been converted into cash or other Shares, or otherwise are no longer then outstanding), and the denominator of which is the total number of Series II BACs which are outstanding immediately prior to the consummation of the Transaction, multiplied by (ii) 98%.

1.77. "Preferred Shares Series II Working Capital Reserve" means a reserve, to be separately accounted for by the Company, which consists of that portion of the Working Capital Reserves which is attributable to funds placed in the Working Capital Reserves which are derived from SCATEF Series II Assets solely for the benefit of Series II Preferred Shareholders.

1.78. "Profit" and "Loss" means, for each Fiscal Year or other period for which allocations to Shareholders are made, an amount equal to the Company's taxable income or loss for such year or period, determined in accordance with Section

703(a) of the Code (PROVIDED, that for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Section 703(a)(1) of the Code shall be included in taxable income or loss), with the following adjustments:

(a) Any income of the Company that is exempt from federal income tax and not otherwise taken into account in computing Profit or Loss pursuant to this provision shall be added to such taxable income or loss;

(b) Any expenditures of the Company described in Section 705(a)(2)(B) of the Code or treated as Code Section 705(a)(2)(B) expenditures pursuant to Section 1.704-1(b)(2)(iv)(i) of the Treasury Regulations, and not otherwise taken into account in computing Profit or Loss pursuant to this provision, shall be subtracted from such taxable income or loss;

(c) Book Gain or Book Loss from a Capital Transaction shall be taken into account in lieu of any tax gain or tax loss recognized by the Company by reason of such Capital Transaction; and

(d) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year, computed as provided in this Agreement.

If the Company's taxable income or loss for such Fiscal Year or other period, as adjusted in the manner provided above, is a positive amount, such amount shall be the Company's Profit for such Fiscal Year or other period; and if a negative amount, such amount shall be the Company's Loss for such Fiscal Year or other period.

1.79. "Property" means the land and the buildings thereon upon which the Company holds a mortgage or other similar encumbrance at a particular time, and the Bonds held by the Company at a particular time.

1.80. "Redemption Event" means  (a) the Sale or Repayment of a SCATEF Asset, or
(b) the receipt by the Company of a Par Value Appraisal.

1.81. "Refunded Bonds" means those SCATEF Assets which were refunded by SCATEF in the SCATEF Restructuring, which Bonds are generally referred to as the following: Montclair, Newport Village, Nicollet Ridge, Steeplechase Falls, Barkley Place, Mallard Cove I, Mallard Cove II, Whispering Lake, Gilman Meadows, Hamilton Chase, and Meadows. "Refunded Bonds (Series A)" means the Series A Bonds issued in the Refunding, and "Refunded Bonds (Series B)" means the Series B Bonds issued in the Refunding.

1.82. "Refunding" means the refunding by the issuers of the Refunded Bonds, in the aggregate principal amount of $126,590,000, which resulted in the exchange of the Refunded Bonds for a Series A Bond and a Series B Bond (whose aggregate principal amount equals that of the Refunded Bonds).

1.83. "Relative" means, with respect to any Person, any parent, spouse, brother, sister, or natural or adopted lineal descendant or spouse of such descendant of such Person.

1.84. "Repayment" shall have the meaning set forth in Section 1.85 below.

1.85. "Sale" or "Repayment" means the sale or other disposition of a Property (a "Sale") or, in the absence of a Sale, the repayment of the principal and interest, if any, payable upon the redemption or remarketing of a Bond which was included within the Property (a "Repayment"); provided, however, that these terms shall not include the pledge of a Property in connection with the financing, refinancing or other leveraging of such Property or otherwise. The term "Sale" shall include (a) a foreclosure by a third party which is unaffiliated with the current operating partnership (or respective general partner) owning a Property, (b) a deed-in-lieu of foreclosure to a third party which is unaffiliated with the current operating partnership (or respective general partner) owning a Property, or (c) a sale or transfer of a Property to a third party which is unaffiliated with the current operating partnership (or respective general partner) owning a Property; and a "Sale" shall not be deemed to occur if the Company forecloses on a Property or if the Company directs a deed-in-lieu of foreclosure on a Property.

1.86. "SCATEF" has the meaning set forth in the recitals to this Agreement.

1.87. "SCATEF Assets" means collectively the 23 Bonds as originally held by SCATEF, taking into account the Refunding and any future refundings but ignoring the Financing and any Future Financing. "SCATEF Series I Assets" means those SCATEF Assets with respect to which SCATEF's Series I BAC Holders hold an economic interest, and "SCATEF Series II Assets" means those SCATEF Assets with respect to which SCATEF's Series II BAC Holders hold an economic interest.

1.88. "SCATEF Partnership Agreement" means the Amended and Restated Agreement of Limited Partnership of SCATEF dated June 3, 1986, as amended through the close of business on February 13, 1995 but not including any amendments effective on or after February 14, 1995 (provided, however, that to the extent that the context of a reference to such agreement of limited partnership indicates that a different effective date of such agreement of limited partnership should apply, then such indicated effective date shall apply to such reference). The SCATEF Partnership Agreement is hereby incorporated herein to the extent specified in this Agreement.

1.89. "SCATEF Post-Financing Assets" means collectively the 23 Bonds as originally held by SCATEF; provided, however, that (a) with respect to the Refunded Bonds, this term shall refer only to the Series B Bond portions of such Refunded Bonds (and not to the Series A Bond portions thereof), and (b) such term shall also refer to the retained portions (but not the portions financed, refinanced or otherwise leveraged in a Future Financing) of any Bond refunded after the Transaction Consummation Date. "SCATEF Series I Post-Financing Assets" means those SCATEF Post-Financing Assets with respect to which SCATEF's Series I BAC Holders hold an economic interest, and "SCATEF Series II Post-Financing Assets" means those SCATEF Post-Financing Assets with respect to which SCATEF's Series II BAC Holders hold an economic interest.

1.90.  "SCATEF  Restructuring"  means   the   Financing   and   the  Refunding,
collectively, and related transactions.

1.91. "SCATEF Series I Assets Profit or Loss" means, for each Fiscal Year or other period for which allocations to Shareholders are made, an amount of the Company's items of income, gain, loss and deduction, generated by the SCATEF Series I Assets.

1.92. "SCATEF Series I Post-Financing Assets Profit or Loss" means, for each Fiscal Year or other period for which allocations to Shareholders are made, an amount of the Company's items of income, gain, loss and deduction, generated by the SCATEF Series I Post-Financing Assets.

1.93. "SCATEF Series II Assets Profit or Loss" means, for each Fiscal Year or other period for which allocations to Shareholders are made, an amount of the Company's items of income, gain, loss and deduction, generated by the SCATEF Series II Assets.

1.94. "SCATEF Series II Post-Financing Assets Profit or Loss" means, for each Fiscal Year or other period for which allocations to Shareholders are made, an amount of the Company's items of income, gain, loss and deduction, generated by the SCATEF Series II Post-Financing Assets.

1.95. "Series" refers to the two-series structure of the SCATEF Assets, and, in general, refers in the singular to either Series I or Series II as such references are used in this Agreement.

1.96. "Series I BAC Holders" means BAC Holders in their capacities as holders of BACs which were designated by SCATEF as Series I BACs ("Series I BACs").

1.97. "Series I Preferred Capital Distribution Shareholder" means a Shareholder in its capacity as a holder of Series I Preferred Capital Distribution Shares.

1.98. "Series I Preferred Capital Distribution Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

1.99. "Series I Preferred Shareholder" means a Shareholder in its capacity as a holder of Series I Preferred Shares.

1.100. "Series I Preferred Shares" shall have the meaning  set forth in Section
3.1 of this Agreement.

1.101. "Series II BAC Holders" means BAC Holders in their capacities as holders of BACs which were designated by SCATEF as Series II BACs ("Series II BACs").

1.102.  "Series  II  Preferred  Capital  Distribution  Shareholder"   means   a
Shareholder in its capacity as a holder of Series II Preferred Capital Distribution Shares.

1.103. "Series II Preferred Capital Distribution Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

1.104. "Series II Preferred Shareholder" means a Shareholder in its capacity as a holder of Series II Preferred Shares.

1.105. "Series II Preferred Shares" shall have the meaning set forth in Section
3.1 of this Agreement.

1.106. "Shareholders" means all persons who hold Shares, and shall have the same meaning as the word "Members."

1.107. "Shares" means Company Interests.

1.108. "Special Distributions" means distributions to the holders of BACs who convert those BACs to Preferred Capital Distribution Shares in the Transaction, payable in accordance with Section 5.1(a)(i) of this Agreement.

1.109. "Special Shareholder" means Shelter Development Holdings, Inc., for so long as such Person is subject to certain liabilities as set forth in Section 6.1(b) of this Agreement, and shall also mean any other Person who agrees under
Article 6 to be a Special Shareholder.

1.110. "Specially Appointed Director(s)" shall have the meaning ascribed thereto in Section 6.1(d) of this Agreement.

1.111. "Subsidiary" shall have the meaning set forth in Section 12.1 of this Agreement.

1.112. "Tax Matters Partner" shall have the meaning ascribed thereto in Section
3.7 of this Agreement.

1.113. "Term Growth Shareholders" means the holders of Term Growth Shares.

1.114. "Term Growth Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

1.115. "Transaction" shall have the meaning set forth in the recitals to this Agreement.

1.116. "Transaction Agreement" means that certain agreement dated as of August 1, 1996, to which the Company and SCATEF are parties, governing the terms of the Transaction.

1.117. "Transaction Consummation Date" means the date on which the Transaction is consummated.

1.118. "Transfer" (or "Transferred") means to give, sell, assign, encumber, pledge, hypothecate, devise, bequeath, or otherwise dispose of, encumber, transfer, or permit to be transferred, during life or at death. The word "Transfer," when used as a noun, shall mean any Transfer transaction.

1.119. "Transferee" means any Person to whom Shares are Transferred for any reason or by any means.

1.120. "Treasury Regulations" means the federal income tax regulations, including any temporary or proposed regulations, promulgated under the Code, as such Treasury Regulations may be amended from time to time (it being understood that all references herein to specific sections of the Treasury Regulations shall be deemed also to refer to any corresponding provisions of succeeding Treasury Regulations).

1.121. "Valuation Date" shall have the meaning set forth in Section 12.3 of this Agreement.

1.122. "Working Capital  Reserves"  means  funds  held  in  reserves  which are maintained as working capital for the Company and available for any contingencies relating to the ownership of the Property and the operation of the Company. The Working Capital Reserves funds shall be segregated between (a) Preferred Shares (segregated between Series I and Series II), (b) Preferred

Capital Distribution Shares (segregated between Series  I  and  Series II), and
(c) New Shares. Amounts held in the Working Capital Reserves may at any time, in the discretion of the Board of Directors, be added to the respective Allocable Portfolio Cash Flows or to liquidation proceeds allocable to the respective Shares (depending upon the characterization of such amounts when received by the Company), but may not be otherwise removed from the respective Working Capital Reserve.

                                   ARTICLE 2

                        Continuation, Purpose and Term

2.1.  Continuation.   The  parties hereto hereby agree to continue the  limited
liability company known as Municipal Mortgage and Equity, L.L.C., as a limited liability company under the provisions of the Act.

2.2. Company Name. The name of the Company is "Municipal Mortgage and Equity, L.L.C.". The business of the Company shall be conducted under such name or such other names as the Board of Directors or the Shareholders may from time to time determine on and pursuant to the terms of this Agreement.

2.3. The Certificate. The Shareholders hereby agree to execute, file and record all such certificates and documents, including amendments to the Certificate, and to do such other acts as may be appropriate to comply with all requirements for the formation, continuation, and operation of a limited liability company, the ownership of property, and the conduct of business under the laws of the State of Delaware and any other jurisdiction in which the Company may own property or conduct business.

2.4. Principal Business Office. The principal business office of the Company shall be located at 218 North Charles Street, Suite 500, Baltimore, Maryland 21201, or at such other location as may hereafter be determined by the Board of Directors. The principal business office, as well as the registered office and the registered agent, of the Company may be changed by the Board of Directors from time to time in accordance with the then applicable provisions of the Act and any other applicable laws, as well as the terms and conditions of this Agreement.

2.5. Term of Company. The term of the Company shall continue until it is wound up and dissolved pursuant to the provisions of Article 10 hereof.

2.6. Purposes. The purposes of the Company are (a) to invest in or engage in activities related to investment in Bonds and in real estate, including but not limited to loan servicing and loan origination (whether in connection with loans to the Company or to others), and to generate returns from such investments; this may include investing in entities which invest in bonds and in real estate assets; provided, however, that the investment criteria shall be established by the Board of Directors from time to time in its sole discretion subject to the requirement that such criteria be consistent with the purposes of the Company; (b) to engage in any other activities relating to, and compatible with, the purposes set forth above; (c) to acquire, own and dispose of general and limited partnership interests, membership interests, and stock or other equity interests in Entities, and to exercise all rights and powers granted to the owner of any such interests; (d) to take such other actions, or do such other things, as are necessary or appropriate (in the sole discretion of the Board of Directors) to carry out the provisions of this Agreement; and
(e) to invest in any type of investment and to engage in any other lawful act or activity for which limited liability companies may be organized under the Act, and by such statement all lawful acts and activities shall be within the purposes of the Company, except for express limitations, if any.

2.7. Powers. In furtherance of its purposes, but subject to all of the provisions of this Agreement, the Company shall have the power and is hereby authorized to (a) invest (at any time during the term of the Company) in (i) mortgage revenue bonds or portions of or interests in (including junior positions) mortgage revenue bonds financing multifamily properties, senior living facilities, manufactured housing communities, or congregate care facilities, beneficial ownership certificates or any other securities of other funds or investments with similar underlying investment objectives, (ii) multifamily real estate, including senior living facilities, manufactured housing communities, and congregate care facilities, and (iii) entities which engage in any activities described in clauses (i) or (ii) of this sentence; invest (at any time during the term of the Company) in other assets which are designed to accomplish any of the foregoing investment purposes or in any manner consistent with the Company's then-existing investment criteria and objectives; and to reinvest the proceeds of any sales by the Company of Company assets, in any permitted investments; (b) act as a general or limited partner, member, joint venturer, manager or shareholder of any Entity (including but not limited to an operating partnership), and to exercise all of the powers, duties, rights and responsibilities associated therewith; (c) take any and all actions necessary, convenient or appropriate as the holder of any such interests or positions; (d) operate, purchase, maintain, finance, improve, own, sell, convey, assign, mortgage, lease, demolish or otherwise dispose of any real or personal property that may be necessary, convenient or incidental to the accomplishment of the purposes of the Company; (e) borrow money and issue evidences of indebtedness in furtherance of any or all of the purposes of the Company, and secure the same by mortgage, pledge or other lien on any assets of the Company; (f) invest any funds of the Company pending distribution or payment of the same pursuant to the provisions of this Agreement; (g) prepay in whole or in part, refinance, recast, increase, modify or extend any indebtedness of the Company and, in connection therewith, execute any extensions, renewals or modifications of any mortgage or security agreement securing such indebtedness; (h) enter into, perform and carry out contracts of any kind, including, without limitation, contracts with any Person affiliated with any of the Shareholders, necessary to, in connection with or incidental to the accomplishment of the purposes of the Company; (i) establish reserves for capital expenditures, working capital, debt service, taxes, assessments, insurance premiums, repairs, improvements, depreciation, depletion, obsolescence and general maintenance of buildings and other property out of the rents, profits or other income received; (j) employ or otherwise engage employees, managers, contractors, advisors and consultants, and pay reasonable compensation for such services, and enter into employee benefit plans of any type; (k) enter into partnerships or other ventures with other Persons in furtherance of the purposes of the Company; (l) purchase or repurchase Shares from any Person for such consideration as the Board of Directors may determine in its reasonable discretion (whether more or less than the original issuance price of such Share or the then trading price of such Share); (m) enter into rights plans or other plans relating to Shares, options or bonuses, and to issue Shares, options or warrants thereunder (or other derivatives relating thereto) for any consideration (even if such consideration is less than the market value of such Shares); and (n) do such other things and engage in such other activities as may be necessary, convenient or advisable with respect to the conduct of the business of the Company, and have and exercise all of the powers and rights conferred upon limited liability companies formed pursuant to the Act.

2.8. Effectiveness of this Agreement. This Agreement shall govern the operations of the Company and the rights and restrictions applicable to the Shareholders, to the extent permitted by law. Pursuant to Section 18-
101(7)(a)(2) of the Act, all Persons who become holders of Shares in the Company shall be bound by the provisions of this Agreement and shall be deemed to be parties hereto, whether or not such Persons execute a counterpart of this

Agreement. The payment for any Shares acquired by any Person (which payment, in the case of the conversion of BACs into Shares pursuant to the Transaction, shall be deemed to be made by BAC Holders as such conversion occurs), or the action of becoming an assignee or Transferee of such Shares, shall be deemed to constitute a request that the records of the Company reflect such admission, assignment or Transfer, and shall be deemed to be sufficient acts to comply with the requirements of Section 18-101(7)(a)(2) of the Act and to so cause that Person to become a Shareholder and to bind that Person to the terms and conditions of this Agreement (and to entitle that Person to the rights of a Shareholder hereunder), without the requirement for execution of this Agreement by such Person.

                                   ARTICLE 3

         Classes of Shares; Admission of Shareholders; Capitalization

3.1. Classes of Shares.

(a) The Company shall have the authority to issue the following classes and series of Shares:

   (i) shares which are designated "Growth Shares";

(ii) shares which are designated "Term Growth Shares," which shares shall be identical to Growth Shares in all respects except that (a) at such time as the last then-outstanding Preferred Share and Preferred Capital Distribution Share are fully redeemed by the Company, all of the Term Growth Shares shall be redeemed in full and shall be cancelled (and, in connection with such redemption and cancellation, the Company shall make no further distribution, whether of cash flow, return of capital, or otherwise, to the holders of Term Growth Shares; provided, however, that the Company shall distribute to the holders of Term Growth Shares, upon such redemption and cancellation, an amount equal in the aggregate to (1) $2,963 per each of the 1,000 Term Growth Shares (less any prior distributions of residual proceeds) issued on the Transaction Consummation Date to an affiliate of Merrill Lynch & Co. (the "Subordinated BAC Holder"), to the extent that, under the applicable terms of the SCATEF Partnership Agreement, residual Bond proceeds permit such distribution, and (2) the pro-rata operating cash distributions (that is, the operating cash distributions attributable on a pro-rata basis to the Term Growth Shares in the aggregate) generated through the date of such redemption and cancellation since the then most recent Dividend Payment Date), (b) each Term Growth Share shall give its holder a 0.001% interest in the cash distributions from the Company, on a pari passu basis (with respect to other Term Growth Shares), in each such case payable after required cash distributions are paid to the Preferred Shareholders and the Preferred Capital Distribution Shareholders under the terms of this Agreement, and cumulative to the extent not previously paid, (c) Term Growth Shares are transferrable only to (i) holders of Term Growth Shares and their Affiliates or (ii) other Persons approved by the Board of Directors, and (d) the Term Growth Shares have certain voting rights on certain matters which would affect their distribution or other rights, preferences or privileges, as and to the extent set forth in this Agreement;

(iii) shares which are designated "Series I Preferred Shares";

(iv) shares which are designated "Series II Preferred Shares";

(v)   shares  which  are  designated  "Series  I Preferred Capital Distribution
Shares";

(vi) shares which are designated "Series II Preferred Capital Distribution Shares"; and

(vii) one or more other classes or series of Shares, as to which the Board of Directors shall have the exclusive authority, by resolution or resolutions providing for the issuance of Shares or of a particular class or series thereof, to fix and determine the voting powers, full or limited or no voting power, and such designations, preferences, and relative, participating, optional or other special rights, and qualifications, limitations, or restrictions thereof, as may be desired by the Board of Directors from time to time, to the fullest extent now or hereafter permitted by the laws of the State of Delaware (collectively, all such other classes and series to be referred to as the "Future Shares"); provided, however, that, so long as any Preferred Shares or Preferred Capital Distribution Shares are outstanding, such classes or series of Future Shares cannot be senior to the outstanding Preferred Shares or Preferred Capital Distribution Shares with respect to the SCATEF Assets or revenues therefrom. Nothing in this Section 3.1(a)(vii) shall be deemed to restrict the ability of the Company to incur secured or unsecured debt (directly or indirectly), including but not limited to through custodial, trust or similar or other arrangements.

(b) Each Term Growth Share, Growth Share, Series I Preferred Share, Series II Preferred Share, Series I Preferred Capital Distribution Share and Series II Preferred Capital Distribution Share shall (i) have no stated par value per Share, and (ii) have the rights and be governed by the provisions set forth in this Agreement; and none of such shares shall have any preemptive rights, or give the holders thereof any rights to convert into any other securities of the Company, or give the holders thereof any cumulative voting rights, except as specifically set forth herein.

(c) The Board of Directors may cause the Company to issue such numbers of Growth Shares and Future Shares from time to time as the Board of Directors may determine in its sole discretion, and the number of such shares is not limited.

(d) If the Board of Directors determines that it is necessary or desirable to amend this Agreement or to make any filings under the Act or otherwise in order to reference the existence or creation of a class or series of Future Shares, the Board of Directors may cause such amendments and filings to be made, which filings might take the form of amendments to the Company's Certificate; provided, however, that, unless specifically required by the Act or this Agreement, no approval or Consent of any Shareholders shall be required in connection with the making of any such filing, instrument or amendment.

(e) No Future Share shall have any preemptive rights or give the holder thereof any rights to convert into any other securities of the Company, or give any holders thereof any cumulative voting rights, unless such rights are specifically provided for in the Board of Directors' resolution creating the class of which such Future Share is a part.

(f) The Board of Directors, without any Consent of any Shareholders being required, may effect a split or reverse split of Shares of any series or class, by adopting a resolution therefor. If the Board of Directors determines that it is necessary or desirable to make any filings under the Act or otherwise in order to reference the existence of such a split or reverse split, the Board of Directors may cause such filings to be made, which filings might take the form of amendments to the Company's Certificate; provided, however, that, unless specifically required by the Act or this Agreement, no approval or Consent of any Shareholders shall be required in connection with the making of any such filing or amendment.

(g) Notwithstanding any other provisions of this Agreement, the Board of Directors may, without the consent of Shareholders, amend this Agreement to the extent required to allow the Board of Directors to exercise the powers granted to it by this Section 3.1.

3.2. Original Shareholders and their Affiliates; Initial and Subsequent Capital Contributions.

(a) Prior to the Transaction Consummation Date, the only Shareholders shall be the Original Shareholders.

(b) Each of the Original Shareholders has contributed or caused to have been contributed to the Company, prior to the Transaction Consummation Date, its Initial Capital Contribution, which amounts are as follows:

   MME I Corporation:   $100
   MME II Corporation:  $100

In exchange for such contributions, each Original Shareholder has been issued four Growth Shares.

3.3. Admission of SCATEF BAC Holders and Other Persons as Shareholders of the Company.

(a) On the Transaction Consummation Date, and as provided under and in accordance with the terms of the Transaction Agreement, each and every Person who is a BAC Holder shall automatically become a Shareholder. Such Person shall automatically receive Growth Shares in exchange for all of his, her or its BACs, as provided for in the Transaction Agreement, unless such Person duly elected otherwise in the Transaction voting and approval process conducted by SCATEF prior to the consummation of the Transaction (whether or not such Person voted in favor of the Transaction), all pursuant to the terms of the Transaction Agreement. The class and number of Shares to be received by each such Person shall be calculated pursuant to the Transaction Agreement. Each such Person shall be deemed to have contributed capital to the Company, in the form of such Person's interest in SCATEF being converted to an interest in the Company, as provided in Section 3.5 of this Agreement.

(b) The Persons who are the general partners of SCATEF immediately prior to the consummation of the Transaction, certain of their affiliates, and certain other Persons shall also be admitted as Shareholders of the Company as of the Transaction Consummation Date, all in accordance with the Transaction Agreement.

3.4. Additional Provisions Relating to Additional Shareholders. In the event that the Board of Directors determines that additional funds are required by the Company for any Company purpose, or that the Company should for any reason seek to raise additional capital, the Board may cause the Company to sell Future Shares for a price equal to what the Board of Directors determines to be the fair value of such Shares, in exchange for cash, other property, services or any other lawful consideration to be received by the Company in consideration of such Shares (to be valued by the Board of Directors in its discretion), or may cause the Company to obtain funds as a loan from any third party upon such terms and conditions as the Board of Directors deems appropriate, or any combination thereof from time to time. The Initial Capital Contribution of any such additional Shareholders shall be specified by the Board of Directors at the time of admission of such additional Shareholder.

3.5. Capital Accounts. A separate capital account (a "Capital Account") shall be established and maintained for each Shareholder, including any Transferee or additional Shareholder who shall hereafter acquire a Company Interest, in accordance with the following provisions:

(a) To each Shareholder's Capital Account there shall be credited the amount of cash and fair market value of the property actually contributed to the Company by such Shareholder pursuant to Sections 3.2, 3.3 and 3.4 hereof (which, in the case of the BAC Holders, shall initially be an amount equal to the BAC Conversion Price for each BAC), such Shareholder's allocable share of Profit, and the amount of any Company liabilities that are assumed by such Shareholder or that are secured by any Company property distributed to such Shareholder.

(b) To each Shareholder's Capital Account there shall be debited the amount of cash and the fair market value of any Company property distributed to such Shareholder pursuant to any provision of this Agreement, such Shareholder's allocable share of Loss, and the amount of any liabilities of such Shareholder that are assumed by the Company or that are secured by any property contributed by such Shareholder to the Company.

(c) If any asset of the Company is distributed in kind, the Company shall be deemed to have realized Profit or Loss thereon in the same manner as if the Company had sold such asset for an amount equal to the greater of (i) the fair market value of such asset, or (ii) the fair market value of any debts to which such asset is then subject, in each case as determined by the Board of Directors. If at any time after the date of this Agreement, the Book Value of any Company asset is adjusted pursuant to the last sentence of the definition of Book Value set forth in Section 1 hereof, the Capital Accounts of all Shareholders shall be adjusted simultaneously to reflect the aggregate net adjustments, as if the Company recognized Profit or Loss equal to the respective amounts of such aggregate net adjustments.

(d) The provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Section 1.704-1(b)(2)(iv) of the Treasury Regulations, and shall be interpreted and applied in a manner consistent with such Treasury Regulations.

(e) A Shareholder shall not be entitled to withdraw any part of its Capital Account or to receive any distributions from the Company, except as provided in
Article 5 hereof, nor shall a Shareholder be entitled to make any loan or Capital Contribution to the Company other than as expressly provided herein. No loan made to the Company by any Shareholder shall constitute a capital contribution to the Company for any purpose.

(f) Except as required by the Act, no Shareholder shall have any liability for the return of the Capital Contribution of any other Shareholder. A Shareholder who has more than one interest in the Company may have a separate Capital Account for each different class of interest owned.

3.6.      Transfer  of  Capital   Accounts.    The   original  Capital  Account
established for each Transferee shall be in the same amount as the Capital Account of the Shareholder which such Transferee succeeds, at the time such Transferee is admitted to the Company. The Capital Account of any Shareholder whose Company Interest shall be increased by means of the Transfer to it of all or part of the Company Interest of another Shareholder shall be appropriately adjusted to reflect such Transfer. Any reference in this Agreement to a Capital Contribution of, or distribution to, a then-Shareholder shall include a Capital Contribution or distribution previously made by or to any prior Shareholder on account of the Company Interest of such then-Shareholder.

3.7. Tax Matters Partner.

(a) Shelter Development Holdings, Inc. or its assignee shall be the Company's "tax matters partner" (as such term is defined in Section 6231(a)(7) of the Code) (the "Tax Matters Partner"), for purposes of Section 6231 of the Code, with all of the powers that accompany such status (except as otherwise provided in this Agreement). Promptly following the written request of the Tax Matters Partner, the Company shall, to the fullest extent permitted by law, reimburse and indemnify the Tax Matters Partner for all reasonable expenses, including reasonable legal and accounting fees, claims, liabilities, losses and damages incurred by the Tax Matters Partner in connection with any administrative or judicial proceeding with respect to the tax liability of the Shareholders. The provisions of this Section 3.7 shall survive the termination of the Company and shall remain binding on the Shareholders for as long as a period of time as is necessary to resolve with the Internal Revenue Service any and all matters regarding the federal income taxation of the Company or the Shareholders.

(b) Notwithstanding Section 3.7(a) hereof, the Tax Matters Partner shall have no fiduciary duty whatsoever to any other Shareholder, and shall be treated in exactly the same manner as any other Shareholder other than as specifically provided in Section 3.7(a) hereof.

                                   ARTICLE 4

                                  Allocations

4.1. General Rules Concerning Allocations. Within 45 days after the end of each calendar month, the Company shall conduct an interim closing of the books as of the end of the last day of that calendar month. On the basis of the closing of the books for each calendar month, the Company shall determine the amount of Profit and Loss attributable to that calendar month. Profits and Losses shall be determined in accordance with the accounting methods followed by the Company for federal income tax purposes.

4.2. Allocations of Profits and Losses. All allocations to the Shareholders of items included within the Company's Profits and Losses attributable to each calendar month shall be allocated solely among the Shareholders recognized as Shareholders as of the last day of that calendar month, as follows:

(a) Each holder of Preferred Shares shall be allocated pro rata items of the Company's Profit and Loss attributable to the applicable SCATEF Assets of the related Series equal to the allocations such Shareholders would have received under the SCATEF Partnership Agreement if the Financing (and any Future Financings) had not occurred; provided, however, that

(i) such allocations to the holders of Preferred Shares shall be made in a manner consistent with the application of Article 5 of this Agreement, including but not limited to the increase and decrease adjustments which are made in accordance with Section 1.73's definition of Preferred Shares Revenues (reference to which term is required in order to make the required calculations under Article 5), and

(ii) if and to the extent that the SCATEF Assets of the related Series do not produce sufficient amounts of Profit or Loss to make the allocations otherwise required by this paragraph (a), then, to the extent of such insufficiency, an additional amount of other tax-exempt Company Profit or Loss, and then (to the extent that such other tax-exempt Company Profit or Loss is insufficient) other Company Profit or Loss, shall be allocated to such holder of Preferred Shares in order to make up such insufficiency;

(b) Each holder of Preferred Capital Distribution Shares shall be allocated pro rata items of the Company's Profit and Loss attributable to the applicable

SCATEF Assets of the related Series equal to the allocations such Shareholders would have received under the SCATEF Partnership Agreement (as in effect immediately prior to consummation of the Transaction) but taking into account the Financing and any Future Financings with respect to which Special Distributions are made; provided, however, that

(i) such allocations to the holders of Preferred Capital Distribution Shares shall be made in a manner consistent with the application of Article 5 of this Agreement, including but not limited to the increase and decrease adjustments which are made in accordance with Section 1.63's definition of Preferred Capital Distribution Shares Revenues (reference to which term is required in order to make the required calculations under Article 5), and

(ii) if and to the extent that the SCATEF Assets of the related Series do not produce sufficient amounts of Profit or Loss to make the allocations otherwise required by this paragraph (b), then, to the extent of such insufficiency, an additional amount of other tax-exempt Company Profit or Loss, and then (to the extent that such other tax-exempt Company Profit or Loss is insufficient) other Company Profit or Loss, shall be allocated to such holder of Preferred Capital Distribution Shares in order to make up such insufficiency;

(c) Of the remaining items, if any, of the Company's Profit or Loss for the applicable period, an amount equal to 0.001% of the Company's total Profit or Loss for such applicable period shall be allocated to each Term Growth Share.

(d) The remaining items, if any, of the Company's Profit or Loss for the applicable period which remains after the amounts allocated in paragraphs (a),
(b) and (c) above (whether such result is a positive number (Profit) or a negative number (Loss)) shall be allocated among the Growth Shareholders in proportion to their relative ownership of Growth Shares.

(e) The Tax Matters Partner is authorized to make reasonable determinations regarding the allocation of Profit and Loss under this Section 4.2, including determinations relating to the calculation of Profit or Loss, and such other items of the Company's income, gain, loss, deduction and credit as may be appropriate to carry out the intent of this Section 4.2.

4.3. Special Allocations. Notwithstanding any other provision of this Agreement, to the extent an allocation of Profit or Loss or any item thereof to any Shareholder pursuant to Sections 4.1 or 4.2 of this Agreement would be in violation of the requirements of the Treasury Regulations under Section 704(b) of the Code, the Tax Matters Partner shall comply with the requirements of such Treasury Regulations and adjust such allocations to comply with such requirements in a manner that will, in the reasonable judgment of the Tax Matters Partner, have the least effect on the amounts to be allocated and distributed under this Agreement. In the event a Shareholder unexpectedly receives any adjustment, allocation or distribution described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)(4), (5) and (6) that causes or increases a negative balance in a Shareholder's Capital Account, items of Profit shall be specially allocated to such Shareholder so as to eliminate such negative balance as quickly as possible. Special allocations shall also be made to the extent required by the provisions of Section 5.2(b)(vi) or 5.2(c)(ii) of this Agreement. The Shareholders agree that if this Section 4.3 becomes applicable, the Tax Matters Partner is authorized to review and adjust the allocations made pursuant to Sections 4.1 or 4.2 of this Agreement.

4.4. Additional Allocations.

(a) If there is a net decrease in "partnership minimum gain" (within the meaning of Treasury Regulation Section 1.704-2(d)) during a taxable year, a Shareholder shall be allocated, before any other allocation of the Company's items for such taxable year (and if necessary, subsequent years), items of the Company's income and gain in the amount equal to the Shareholder's share of such net decrease in partnership minimum gain (within the meaning of Treasury Regulations Section 1.704-2(g)).

(b) The Tax Matters Partner, in order to preserve uniformity of Shares within a class, may, in its sole discretion, make a special allocation of items of income, gain, loss or deduction but only if such allocations would not have a material adverse effect on the Shareholders and if they are consistent with the principles of Section 704 of the Code.

(c) If, and to the extent that any Shareholder is deemed to recognize income as a result of any transaction between such Shareholder and the Company pursuant to Sections 1272-1274, Section 7872, Section 483 or Section 482 of the Code, or any similar provision now or hereafter in effect, any corresponding loss or deduction of the Company shall be allocated to the Shareholder who was charged with such income.

(d) Adjustments to the Capital Accounts of Shareholders with respect to an adjustment to the tax basis of any asset of the Company pursuant to Section 734(b) or Section 743(b) of the Code shall be made in accordance with the provisions of Treasury Regulation Section 1.704-1(b)(2)(m).

4.5. Tax Allocations.

(a)  For federal income tax purposes, except  as  otherwise  provided  in  this
Section 4.5, each item of income, gain, loss and deduction of the Company shall be allocated among the Shareholders in the same proportion as the corresponding items are allocated pursuant to Sections 4.3 and Section 4.4 hereof.

(b) In the event that the Book Value of any asset contributed to and held by the Company differs from its basis for federal income tax purposes ("Tax Basis"), allocations of income, gain, loss or deduction with respect to such asset shall, solely for tax purposes, be allocated among the Shareholders so as to take account of any variation between Book Value and Tax Basis in accordance with the provisions of Section 704(c) of the Code and Treasury Regulations thereunder. The Tax Matters Partner may elect any reasonable method or methods for making such allocations.

(c)  If  the  Book Value of any asset of the Company is  adjusted  pursuant  to
Section 1.15 hereof, subsequent allocations of income, gain, loss and deductions with respect to such asset shall take into account any variation between Book Value and Tax Basis in accordance with the provisions of Section 704(c) of the Code and Treasury Regulations thereunder.

(d) The Tax Matters Partner shall have the sole discretion to make special allocations of items of income, gain, loss and deductions that are consistent with the principles of Section 704(c) of the Code and to amend the provisions of this Agreement (without Shareholder action, notwithstanding Section 14.4 of this Agreement), as appropriate, to reflect the proposal or promulgation of Treasury Regulations under Subchapter K of the Code. The Tax Matters Partner may adopt and employ such methods and procedures for (A) the maintenance of capital accounts for book and tax purposes, (B) the determination and allocation of adjustments under Sections 704(c), 734 and 743 of the Code, (C) the determination and allocation of taxable income, tax loss and items thereof under this Agreement and pursuant to the Code, (D) the determination of the identities and tax classification of Shareholders, (E) the provision of tax information and reports to the Shareholders, (F) the adoption of reasonable conventions and methods for the valuation of assets and the determination of tax basis, (G) the allocation of asset values and tax basis, (H) conventions for the determination of depreciation, cost recovery and amortization deductions and the adoption and maintenance of accounting methods, (I) the recognition of the transfer of Shares, (J) for compliance and other tax-related requirements, including without limitation, the use of computer software, to use filing and reporting procedures similar to those employed by publicly-traded partnerships and limited liability companies, as it determines in its sole discretion are necessary and appropriate to execute the provisions of this Agreement and to comply with federal and state tax law, and to achieve uniformity of Shares. The Tax Matters Partner shall be indemnified and held harmless by the Company for any expenses, penalties or other liabilities arising as a result of decisions made in good faith on any of the matters referred to in the preceding sentence. If the Tax Matters Partner determines, based on advice of counsel, that no reasonable allowable convention or other method is available to preserve the uniformity of Shares within a class, or the Tax Matters Partner in its discretion so elects, Shares may be separately identified as distinct classes to reflect differences in tax consequences.

                                   ARTICLE 5

         Distributions, Redemptions and Certain Permitted Conversions

5.1. Special Distributions; Distributions of Cash Flow from Operations or Financings. This Section 5.1 applies only to distributions of cash flow from operations of the Property and other operating cash flow, and to the proceeds of financings, refinancings or other leveragings involving the Properties, and does not relate to distributions upon the occurrence of a Redemption Event or liquidation of the Company (such subjects being governed by Section 5.2 of this Agreement).

(a) (i) Prior to the distributions described  in  paragraphs  (b), (c), (d) and
(e) of this Section 5.1, and on the first Dividend Payment Date following the consummation of the Transaction, a Special Distribution shall be made to each BAC Holder who converts BACs to Preferred Capital Distribution Shares, in the amount per Series I Preferred Capital Distribution Share and Series II Preferred Capital Distribution Share so received by such Person of $170.91 and $235.30, respectively. These Special Distributions represent returns of capital to the Preferred Capital Distribution Shareholders who receive Special Distributions.

(ii) Within three months after each time (after  the  Transaction  Consummation
Date) any of the SCATEF Assets are financed, refinanced or otherwise leveraged in a Future Financing, there shall be pro-rata a special capital distribution (a "Future Special Distribution") to each holder of Preferred Capital Distribution Shares in an aggregate amount equal to the product of (A) the net proceeds of such transaction, and (B) the applicable Preferred Capital
Distribution Shares Allocation Factor. These Future Special Distributions represent returns of capital to the Preferred Capital Distribution Shareholders who receive Special Distributions.

(b) Each Series I Preferred Shareholder shall be entitled to receive, to the fullest extent permitted by law, on each Dividend Payment Date, a pro-rata portion (with reference to the number of Series I Preferred Shares held by such Series I Preferred Shareholder and the total number of all then-outstanding Series I Preferred Shares) of the following:

(i) with respect to the first Dividend Payment Date which occurs after the Transaction Consummation Date, a preferential distribution equal in aggregate amount to the Preferred Shares Allocable Series I Portfolio Cash Flow generated from February 14, 1995 through the June 30 or December 31 date which most immediately precedes the Transaction Consummation Date, minus any and all amounts distributed to the Series I Preferred Shareholders (including without limitation distributions made to such Persons while they were BAC Holders) for the period from February 14, 1995 through the time immediately prior to the first Dividend Payment Date; and

(ii) with respect to each subsequent Dividend Payment Date, a preferential semi-annual distribution (which in the case of a Dividend Payment Date of February 15 shall relate to the six full calendar month period ending on the then-most recent December 31, and in the case of a Dividend Payment Date of August 15 shall relate to the six full calendar month period ending on the then-most recent June 30), equal in aggregate amount to the Preferred Shares Allocable Series I Portfolio Cash Flow generated by the Company in the applicable six month period.

(c) Each Series II Preferred Shareholder shall be entitled to receive, to the fullest extent permitted by law, on each Dividend Payment Date, a pro-rata portion (with reference to the number of Series II Preferred Shares held by such Series II Preferred Shareholder and the total number of all then-outstanding Series II Preferred Shares) of the following:

(i) with respect to the first Dividend Payment Date which occurs after the Transaction Consummation Date, a preferential distribution equal in aggregate amount to the Preferred Shares Allocable Series II Portfolio Cash Flow generated from February 14, 1995 through the June 30 or December 31 date which most immediately precedes the Transaction Consummation Date, minus any and all amounts distributed to the Series II Preferred Shareholders (including without limitation distributions made to such Persons while they were BAC Holders) for the period from February 14, 1995 through the time immediately prior to the first Dividend Payment Date; and

(ii) with respect to each subsequent Dividend Payment Date, a preferential semi-annual distribution (which in the case of a Dividend Payment Date of February 15 shall relate to the six full calendar month period ending on the then-most recent December 31, and in the case of a Dividend Payment Date of August 15 shall relate to the six full calendar month period ending on the then-most recent June 30), equal in aggregate amount to the Preferred Shares Allocable Series II Portfolio Cash Flow generated by the Company in the applicable six month period.

(d) Each Series I Preferred Capital Distribution Shareholder shall be entitled to receive, to the fullest extent permitted by law, on each Dividend Payment Date, a pro-rata portion (with reference to the number of Series I Preferred Capital Distribution Shares held by such Series I Preferred Capital Distribution Shareholder and the total number of all then-outstanding Series I Preferred Capital Distribution Shares) of the following:

(i) with respect to the first Dividend Payment Date which occurs after the Transaction Consummation Date, a preferential distribution equal in aggregate amount to the Preferred Capital Distribution Shares Allocable Series I

Portfolio Cash Flow generated from February 14, 1995 through the June 30 or December 31 date which most immediately precedes the Transaction Consummation Date, minus any and all amounts distributed to the Series I Preferred Capital Distribution Shareholders under this paragraph (d) (including without limitation distributions made to such Persons while they were BAC Holders, but excluding the Special Distributions described in Section 5.1(a)(i) of this Agreement) for the period from February 14, 1995 through the time immediately prior to the first Dividend Payment Date; and

(ii) with respect to each subsequent Dividend Payment Date, a preferential semi-annual distribution (which in the case of a Dividend Payment Date of February 15 shall relate to the six full calendar month period ending on the then-most recent December 31, and in the case of a Dividend Payment Date of August 15 shall relate to the six full calendar month period ending on the then-most recent June 30), equal in aggregate amount to the Preferred Capital Distribution Shares Allocable Series I Portfolio Cash Flow generated by the Company in the applicable six month period (but excluding Special Future Distributions described in Section 5.1(a)(ii) of this Agreement).

(e) Each Series II Preferred Capital Distribution Shareholder shall be entitled to receive, to the fullest extent permitted by law, on each Dividend Payment Date, a pro-rata portion (with reference to the number of Series II Preferred Capital Distribution Shares held by such Series II Preferred Capital Distribution Shareholder and the total number of all then-outstanding Series II Preferred Capital Distribution Shares) of the following:

(i) with respect to the first Dividend Payment Date which occurs after the Transaction Consummation Date, a preferential distribution equal in aggregate amount to the Preferred Capital Distribution Shares Allocable Series II Portfolio Cash Flow generated from February 14, 1995 through the June 30 or December 31 date which most immediately precedes the Transaction Consummation Date, minus any and all amounts distributed to the Series II Preferred Capital Distribution Shareholders under this paragraph (e) (including without limitation distributions made to such Persons while they were BAC Holders, but excluding the Special Distributions described in Section 5.1(a)(i) of this Agreement) for the period from February 14, 1995 through the time immediately prior to the first Dividend Payment Date; and

(ii) with respect to each subsequent Dividend Payment Date, a preferential semi-annual distribution (which in the case of a Dividend Payment Date of February 15 shall relate to the six full calendar month period ending on the then-most recent December 31, and in the case of a Dividend Payment Date of August 15 shall relate to the six full calendar month period ending on the then-most recent June 30), equal in aggregate amount to the Preferred Capital Distribution Shares Allocable Series II Portfolio Cash Flow generated by the Company in the applicable six month period (but excluding Future Special Distributions described in Section 5.1(a)(ii) of this Agreement).

(f) To the extent that amounts to be distributed under paragraphs (b) and (d) of this Section 5.1 derive from cash flow generated by Series I SCATEF Assets, such distributions shall be made on a pari passu, pro-rata basis with regard to each other. To the extent that amounts to be distributed under paragraphs (c) and (e) of this Section 5.1 derive from cash flow generated by SCATEF Series II Assets, such distributions shall be made on a pari passu, pro-rata basis with regard to each other. To the extent that amounts to be distributed under paragraphs (b), (c), (d) and (e) of this Section 5.1 derive from cash flow generated by sources other than SCATEF Assets, such distributions shall be made on a pari passu, pro-rata basis with regard to each other.

(g) Holders of Preferred Shares or Preferred Capital Distribution Shares shall have no right (on account of such holdings) to receive any distributions whatsoever on account of cash flow generated by Property of the Company other than the SCATEF Assets; provided, however, that, to the extent that the Company has insufficient cash on hand to pay the full amounts owing to holders of Preferred Shares and Preferred Capital Distribution Shares under paragraphs
(a), (b), (c), (d) or (e) of this Section 5.1, then the holders of Preferred Shares and Preferred Capital Distribution Shares shall be entitled to distributions from cash flow generated by any and all Property of the Company (including Property other than the SCATEF Assets) prior to the rights of other Shareholders to such cash flow, as contemplated by Section 5.1(i) of this Agreement.

(h) Holders of Term Growth Shares shall be entitled to receive, to the fullest extent permitted by law, on each Dividend Payment Date, their 0.001%-per-Term-Growth-Share distributions as described in Section 3.1(a)(ii) of this Agreement.

(i) Although the Board of Directors is under no obligation to cause the Company to make distributions or dividends to holders of New Shares, and may instead, for example, determine to cause the Company to reinvest excess cash or to hold excess cash for reserves or otherwise, if the Board of Directors does declare a distribution or dividend payable on a Dividend Payment Date, then, following the distributions to holders of Preferred Shares and Preferred Capital Distribution Shares under paragraphs (a), (b), (c), (d) and (e) of this
Section 5.1, and following the 0.001% per share distributions to holders of Term Growth Shares (as described in Section 3.1(a)(ii) of this Agreement and paragraph (h) above), the holders of Growth Shares shall be entitled to receive all distributions or dividends which the Board has declared which remain available for distribution, with each holder of Growth Shares entitled to receive a pro-rata portion (with reference to the number of Growth Shares then-held by such holder of Growth Shares and the total number of Growth Shares then-held by all Persons) of such available dividends or distributions.

5.2. Redemptions; Distributions Relating to Redemption Events; Certain Permitted Conversions of Preferred Shares and Preferred Capital Distribution Shares.

(a) Mandatory Partial Redemptions.

(i) Part I. Within six months of the occurrence of a Redemption Event which relates to only a SCATEF Series I Asset, Series I Preferred Shares of each Series I Preferred Shareholder, and Series I Preferred Capital Distribution Shares of each Series I Preferred Capital Distribution Shareholder, shall be redeemed, pro-rata pari passu, in cash (or such other mutually agreeable property as the Company and an affected Shareholder may agree) by the Company, but only out of funds legally available therefor, pro-rata in part (with reference to the number of Series I Preferred Shares then-held by each Series I Preferred Shareholder and the total number of then-outstanding Series I Preferred Shares and the number of Series I Preferred Capital Distribution Shares then-held by each Series I Preferred Capital Distribution Shareholder and the total number of then-outstanding Series I Preferred Capital Distribution Shares), in an aggregate amount of redemption payments (1) to holders of Series I Preferred Shares equal to the product of (A) the Preferred Shares Net Proceeds related to SCATEF Series I Assets in connection with such Redemption Event multiplied by (B) the Preferred Shares Series I Allocation Factor, and (2) to holders of Series I Preferred Capital Distribution Shares equal to the product of (A) the Preferred Capital Distribution Shares Net Proceeds related to SCATEF Series I Assets in connection with such Redemption Event multiplied by (B) the Preferred Capital Distribution Shares Series I Allocation Factor; and in such event, Series I Preferred Shares of each Series I Preferred Shareholder, and Series I Preferred Capital Distribution Shares of each Series I Preferred Capital Distribution Shareholder, shall be deemed returned to and cancelled by the Company, in a pro-rata proportion which is equivalent to the pro-rata redemption-in-part proportion.

Part II. Within six months of the occurrence of a Redemption Event which relates to only a SCATEF Series II Asset, Series II Preferred Shares of each Series II Preferred Shareholder, and Series II Preferred Capital Distribution Shares of each Series II Preferred Capital Distribution Shareholder, shall be redeemed, pro-rata pari passu, in cash (or such other mutually agreeable property as the Company and an affected Shareholder may agree) by the Company, but only out of funds legally available therefor, pro-rata in part (with reference to the number of Series II Preferred Shares then-held by each Series II Preferred Shareholder and the total number of then-outstanding Series II Preferred Shares and the number of Series II Preferred Capital Distribution Shares then-held by each Series II Preferred Capital Distribution Shareholder and the total number of then-outstanding Series II Preferred Capital Distribution Shares), in an aggregate amount of redemption payments (1) to holders of Series II Preferred Shares equal to the product of (A) the Preferred Shares Net Proceeds related to SCATEF Series II Assets in connection with such Redemption Event multiplied by (B) the Preferred Shares Series II Allocation Factor, and (2) to holders of Series II Preferred Capital Distribution Shares equal to the product of (A) the Preferred Capital Distribution Shares Net Proceeds related to SCATEF Series II Assets in connection with such Redemption Event multiplied by (B) the Preferred Capital Distribution Shares Series II Allocation Factor; and in such event, Series II Preferred Shares of each Series II Preferred Shareholder, and Series II Preferred Capital Distribution Shares of each Series II Preferred Capital Distribution Shareholder, shall be deemed returned to and cancelled by the Company, in a pro-rata proportion which is equivalent to the pro-rata redemption-in-part proportion.

(ii) For purposes of clause (i) above, in the case of a Redemption Event relating to a SCATEF Asset, the number of Preferred Shares and Preferred Capital Distribution Shares to be redeemed shall be equal to (A) the dollar amount of the original face value of the SCATEF Asset as to which the Redemption Event in question relates, divided by (B) the total dollar face amount of all SCATEF Assets which were originally SCATEF Assets relating to the Series in question, multiplied by (C) the total number of Preferred Shares and Preferred Capital Distribution Shares (of whichever Series is the subject of the Redemption Event in question) originally issued by the Company upon the consummation of the Transaction.

(iii) If all such Preferred Shares and Preferred Capital Distribution Shares cannot be redeemed in full as provided for in Section 5.2(a)(i), when required because of an insufficiency of funds then legally available therefor, then such redemptions shall occur in stages as promptly as possible, with, at each stage, the maximum amount legally available therefor being used to make such redemptions, and Preferred Shareholders and Preferred Capital Distribution Shareholders being redeemed pro-rata pari passu in part (with reference to (a) the number of Preferred Shares then-held by each Preferred Shareholder owed redemptions, and the total number of then-outstanding Preferred Shares, and (b) the number of Preferred Capital Distribution Shares then-held by each Preferred Capital Distribution Shareholder owed redemptions, and the total number of then-outstanding Preferred Capital Distribution Shares), with Preferred Shareholders and Preferred Capital Distribution Shareholders sharing in the available funds pro-rata pari passu. If such staged redemptions are necessary, then, until the Preferred Shares and Preferred Capital Distribution Shares are redeemed in full, notwithstanding any other provision of this Agreement,

(A) the Preferred Shareholders and Preferred Capital Distribution Shareholders (or the affected Series if only one Series is owed redemptions) shall, through the final such redemption, be entitled to elect one Director (the "Payments Director") to serve on the Company's Board of Directors; such election to be accomplished from time to time when more than 50% in interest of the total then issued and outstanding Preferred Shares and Preferred Capital Distribution Shares (voting as one class), or of the affected Series if only one Series is owed redemptions, voting as one class, votes at a duly held meeting to be called reasonably promptly by the Board of Directors following such inability to redeem in full as described above in this Section 5.2(a) (or acts by written consent without such a meeting) in favor of a particular person to fill such position, and

(B) until the final redemption described in this clause (iii) is made, no distributions shall be made by the Company to any Shareholders other than the Preferred Shareholders and Preferred Capital Distribution Shareholders.

(iv) As to any particular Redemption Event, the amount of the Preferred Shares Net Proceeds and Preferred Capital Distribution Shares Net Proceeds from such Redemption Event remaining in the Company after the making of the redemption payments described in clause (i) of this Section 5.2(a) shall be applied, first, to distribute to the holders of Term Growth Shares an amount equal in the aggregate to (1) the residual proceeds which they would have received from the application of the SCATEF Partnership Agreement's provisions related to the distributions of residual proceeds on a pro-rata basis, if any, and (2) the pro-rata operating cash distributions (that is, the operating cash distributions attributable on a pro-rata basis to the Term Growth Shares in the aggregate) generated through the date of such Redemption Event since the then most recent June 30 or December 31; and, following such distributions, may then be utilized by the Company in any manner deemed appropriate by the Board of Directors, including without limitation, if the Board of Directors so determines, the making of a distribution to holders of New Shares (in which case each holder of New Shares shall be entitled to receive a pro-rata portion (with reference to the number of New Shares then-held by such holder of New Shares and the total number of New Shares held by all Persons) of such distribution).

(b) Certain Permitted Conversions of Preferred Shares and Preferred Capital Distribution Shares. The holder of each Preferred Share and Preferred Capital Distribution Share shall be permitted to convert such share to either Growth Shares or cash once every two years beginning in June 2004 (with the determination of whether cash or Growth Shares is to be received by converting Shareholders to be made each such two years by the Board of Directors). The following provisions govern the mechanical aspects of the conversion process; provided, however, that the Board of Directors is empowered to make reasonable decisions and determinations concerning appropriate details in order to facilitate the smooth operation of the conversion process.

(i) The Company shall retain an independent third-party appraiser once every two years, beginning in June 2003, to determine the fair market value of the SCATEF Assets remaining in the Company, adjusted for Permitted Selling
Expenses. Once that valuation is made at such time, the Board of Directors shall decide within a reasonable time (with the date of such decision being referred to as the "Decision Date") which SCATEF Assets are attributable to each Series of Preferred Shares and Preferred Capital Distribution Shares, and, based on the results of such appraisals, what the conversion value is for each share of each Series of Preferred Shares and Preferred Capital Distribution Shares (the "Per Share Conversion Value").

(ii) Once the Per Share Conversion Values are determined, the Board of Directors of the Company shall, also on the Decision Date, determine whether, for the upcoming conversion opportunity, converting holders of Preferred Shares and Preferred Capital Distribution Shares would receive cash or Growth Shares if they convert. The Company shall then notify each holder of Preferred Shares and Preferred Capital Distribution Shares of the upcoming conversion opportunity (including the date by which a conversion decision and notification to the Company must be made), the Per Share Conversion Value of each Preferred Share and Preferred Capital Distribution Share held by such Person, and whether Preferred Shares and Preferred Capital Distribution Shares are convertible into Growth Shares (and if so, at what ratio of Growth Shares per Preferred Share or Preferred Capital Distribution Share) or cash.

(iii) Each holder of Preferred Shares or Preferred Capital Distribution Shares who chooses to convert some or all of his or her Preferred Shares or Preferred Capital Distribution Shares, and who follows the process set by the Board of Directors for accomplishing such a conversion, shall receive either cash (in an amount per converted Preferred Share or Preferred Capital Distribution Share equal to the Per Share Conversion Value for such Preferred Share or Preferred Capital Distribution Share), or a number of Growth Shares whose determined value is equal to such Per Share Conversion Value times the number of the converted Preferred Shares or Preferred Capital Distribution Shares. For purposes of the foregoing sentence, the term "determined value" means the average daily closing price of a Growth Share, over the 25th through 5th trading days immediately preceding the Decision Date (as that term is defined in clause (i) above), on whatever stock exchange or other trading system (the "Exchange") the Growth Shares are traded, and if the Growth Shares are traded on no such Exchange on the Decision Date, then the "determined value" shall be reasonably determined on the Decision Date by the Board of Directors.

(iv) To the extent reasonably feasible, each conversion shall be effective on or about June 1 of the year in which such conversion opportunity occurs, beginning with the year 2004 and thereafter at approximately two year intervals.

(v) Once there are no Preferred Shares and Preferred Capital Distribution Shares outstanding, the conversion opportunities shall terminate permanently.

(vi) In the event that there is a conversion of Shares into Growth Shares under this Section 5.2(b), the Board of Directors shall determine at the time of such conversion whether (i) to revalue the Capital Accounts of all of the Growth Shareholders (including persons who acquire Growth Shares in such conversion) pursuant to Section 1.704-1(b)(2)(iv)(f) of the Treasury Regulations, or (ii) to specially allocate items of Profit or Loss to the persons who acquire Growth Shares in such conversion in order to ensure that the Capital Accounts of all of the Growth Shareholders (including the persons who acquire Growth Shares in such conversion) are identical on a per-Growth Share basis.

(c)  Liquidation.   Upon  the  dissolution,  liquidation  or  winding-up of the
Company, after payment of all of the Company's creditors,

(i) Each Shareholder shall receive an amount in cash or in kind equal to the positive Capital Account balance of such Shareholder, as determined after taking into account all Capital Account adjustments for the taxable year of the dissolution, liquidation or winding-up of the Company other than the distribution under this clause (i) of Section 5.2(c); and

(ii) For the taxable year in which the dissolution, liquidation or winding-up occurs and, if necessary, for the preceding taxable year, items of the

Company's gross income and deduction shall be specially allocated to the Shareholders so that the amount distributed to each holder of Preferred Shares and Preferred Capital Distribution Shares under clause (i) of this Section 5.2(c) shall equal an amount per Share equal to the most recently calculated applicable Per Share Conversion Value (as may be equitably adjusted by the Board of Directors to take account of intervening events since the time of the calculation of such Per Share Conversion Value).

Following payment of the full amount of the liquidating distribution to which they are entitled as described above in this Section 5.2(c), the holders of Preferred Shares and Preferred Capital Distribution Shares shall not be entitled to any further participation in any distribution of assets of the Company, but the holders of New Shares shall participate exclusively in any such distributions (in which case each holder of New Shares shall be entitled to receive a pro-rata portion (with reference to the number of New Shares then-held by such Person and the total number of New Shares held by all holders of New Shares) of such distribution; provided, however, that holders of Term Growth Shares shall be entitled to no more of such distributions than they would have been entitled to had there been a Redemption Event distribution as required under the terms of the SCATEF Partnership Agreement).

A consolidation or merger of the Company with or into any other Entity, or a sale, lease or exchange of any or all of the assets of the Company in consideration for the issuance of equity securities of another Entity, shall not be deemed to be a liquidation, dissolution or winding up of the Company, provided that the consolidation, merger, sale, lease or exchange does not adversely affect the Preferred Shareholders or the Preferred Capital Distribution Shareholders as a class in a manner materially different than how it adversely affects other classes of Shareholders.

5.3. Priority.

(a) Notwithstanding the above Sections of this Article 5, the Company shall not declare or pay any distribution of any kind on any Shares other than the Preferred Shares and Preferred Capital Distribution Shares, unless at such time full cumulative distributions have been paid with respect to the Preferred Shares and Preferred Capital Distribution Shares, as provided for under this Agreement, through the most recent Dividend Payment Date; and, subject to
Section 13.7 hereof, no Shares other than Preferred Shares and Preferred Capital Distribution Shares may be redeemed or repurchased by the Company while any Preferred Shares and Preferred Capital Distribution Shares remain outstanding.

(b) Notwithstanding any other provision of this Agreement, it is specifically acknowledged and agreed by each Shareholder that the Company's failure to pay any amounts to such Shareholder, whether as a dividend, redemption payment or other distribution, even if such payment is specifically required hereunder, shall not give such Shareholder creditor status with regard to such unpaid amount; but rather, such Shareholder shall be treated only as a shareholder of whatever class such person is a Shareholder, and not as a creditor, of the Company. This Section 5.3(b) is, as permitted by Section 18-606 of the Act, intended to override the provisions of Section 18-606 of the Act relating to a member's status and remedies as a creditor, to the extent that such provisions would be applicable in the absence of this Section 5.3(b).

5.4. Payments to Shareholders for Services. Any payments by the Company to a Shareholder for services rendered to or on behalf of the Company shall be treated as guaranteed payments for services under Section 707(c) of the Code.

                                   ARTICLE 6

                                 Shareholders

6.1. Limited Liability.

(a) Except as otherwise provided by the Act or in Section 6.1(b) hereof, the debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and the Shareholders shall not be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a Shareholder of the Company. The Shareholders shall not be required to lend any funds to the Company. Each of the Shareholders shall only be liable to make payment of his, her or its respective contributions as and when due hereunder and other payments as expressly provided in this Agreement. If and to the extent a Shareholder's contribution shall be fully paid, such Shareholder shall not, except as required by the express provisions of the Act regarding repayment of sums wrongfully distributed to Shareholders, be required to make any further contributions.

(b) Notwithstanding Section 6.1(a) hereof, the Special Shareholder, for so long as such Person holds Shares (unless such Person duly resigns as a Special Shareholder in accordance with this Section 6.1 or Section 6.3 of this Agreement), shall have personal liability to creditors of the Company (and any such creditor may seek personal satisfaction from the Special Shareholder), to the extent that the assets of the Company (including without limitation the proceeds of any and all available insurance) are insufficient to satisfy such creditor's claim (and, if there be more than one Special Shareholder at any
time,   then  such  Special  Shareholders  shall  be  jointly  liable  for  all liabilities set forth in this Section 6.1(b)); provided, however, that, notwithstanding Section 6.3 of this Agreement, any Special Shareholder may resign its status as a Special Shareholder after (i) the consummation of a transaction in which a Person acquires more than 10% of the then-outstanding Shares of any class or series where such acquisition is not consented to by the Special Shareholder, or (ii) any Shareholder or group of Shareholders controls a majority of the seats on the Board of Directors in any case where such control is not consented to by the Special Shareholder. In the event of such a resignation, (x) the Special Shareholder's personal liability under the first sentence of this Section 6.1(b) shall, to the fullest extent permissible under law, terminate immediately, automatically, and in full, although such Person may continue to hold Shares, and (y) the Company shall pay to the Special Shareholder, promptly after such resignation, the sum of $1,000,000 in direct consideration for the Special Shareholder's prior service to the Company.

(c) Notwithstanding Section 6.1(b) hereof, the Special Shareholder shall have no fiduciary duty whatsoever to any other Shareholder, and shall be treated in exactly the same manner as any other Shareholder other than as specifically provided in Section 6.1(b) hereof. Without limiting the foregoing, it is agreed that (i) the Special Shareholder has no responsibility to treat other Shareholders, including without limitation holders of Preferred Shares and Preferred Capital Distribution Shares, as creditors of the Company toward which the Special Shareholder would bear any responsibility or have any liability whatsoever (including without limitation in the event of any Company failure to pay any amounts to such Shareholders, whether as a dividend, redemption payment or other distribution, even if such amounts are specifically required hereunder to be paid), and (ii) the Special Shareholder is entitled to act solely in its own self interests without regard to the interests of other Shareholders.

(d) Notwithstanding any other provision of this Agreement, the Dissolution Shareholder shall have the right to serve as one (or, if there are at any time more than ten Directors on the Board of Directors, two) of the Company's

Directors, through such representatives as are appointed by the Dissolution Shareholder (such designated persons to be referred to as the "Specially Appointed Director(s)") at all times and from time to time, and shall have the sole right to remove such representative(s) as Directors; all as provided in
Section 7.2(b) of this Agreement.

6.2.      Voting Rights of Shareholders; Authority of Board of Directors.

(a) The Board of Directors shall make all decisions made for and on behalf of the Company, such decisions shall be binding upon the Company, and the Shareholders shall have no voting rights; except, however, as expressly set forth herein. The Board of Directors, in its sole discretion, has full, complete and exclusive right, power and authority in the management and control of the Company business to do any and all things necessary to effectuate the purpose of the Company; except, however, as expressly set forth herein. The members of the Board of Directors shall devote such time as is necessary to the affairs of the Company, and shall receive such compensation from the Company and such reimbursement for expenses as is permitted by the Company's By-laws as then in effect. No Person dealing with the Board of Directors shall be required to determine its authority to make any undertaking on behalf of the Company or to determine any facts or circumstances bearing upon the existence of such authority.

(b) Notwithstanding Section 6.2(a) above, but subject to Sections 10.1(a)(i) and 10.1(a)(ii), Article 12 and Article 13 hereof, in the event of a proposed sale or other disposition of all or substantially all of the assets of the Company at any one time, merger or consolidation of the Company (where the Company is not the surviving Entity), dissolution of the Company, or issuance of any restricted Share or deferred Share awards under a Company incentive share plan, any such proposed occurrence, in order to be approved must, (i) with respect to the merger or consolidation of the Company (where the Company is not the surviving Entity), first receive the approval of the Board of Directors, (ii) with respect to a sale or other disposition of all or substantially all of the assets of the Company at any one time, or dissolution of the Company, if no Preferred Shares or Preferred Capital Distribution Shares are outstanding any such proposed action must first receive the approval of the Board of Directors, and (iii) receive the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting) (or such greater percentage as is then required under the Act); provided, however, that any sales of any assets which are necessary in order to fund redemptions of Preferred Shares or Preferred Capital Distribution Shares under Article 5 of this Agreement shall not require the Consent of any Shareholders, but rather shall require only Board of Directors approval in order to be approved and effected.

(c) Notwithstanding Section 6.2(a) above, but subject to Sections 6.1(d), 7.2(a) and 7.2(b) and Articles 12 and 13 hereof, the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting), shall be able to remove any Director (other than a Payments Director or a Specially Appointed Director) and elect a replacement therefor. If the Shareholders vote to remove a Director pursuant to this Section 6.2(c), they shall provide the removed Director with notice thereof, which notice shall set forth the date upon which such removal is to become effective.

(d) Notwithstanding anything to the contrary in this Agreement,

(i) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any alteration in the rights, preferences or privileges of the Preferred Shares as a class,

(ii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares), shall be required in order for there to be any alteration in the rights, preferences or privileges of a particular series of Preferred Shares,

(iii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of the Preferred Shareholders (as a class, vis-a-vis other classes of Shareholders) to distributions under Article 5 of this Agreement,

(iv) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of a particular series of Preferred Shares (as a series, vis-a-vis other series of Preferred Shareholders) to distributions under Article 5 of this Agreement,

(v) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any alteration in the rights, preferences or privileges of the Preferred Capital Distribution Shares as a class,

(vi) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares), shall be required in order for there to be any alteration in the rights, preferences or privileges of a particular series of Preferred Capital Distribution Shares,

(vii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of the Preferred Capital Distribution Shareholders (as a class, vis-a-vis other classes of Shareholders) to distributions under Article 5 of this Agreement, and

(viii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of a particular series of Preferred Capital Distribution Shares (as a series, vis-a-vis other series of Preferred Capital Distribution Shareholders) to distributions under Article 5 of this Agreement.

Notwithstanding Section 14.4 of this Agreement, this Section 6.2(d) cannot be amended without the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Shares and Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Shares and Preferred Capital Distribution Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting); provided, however, that if any proposed amendment of this Section 6.2(d) would adversely affect in any way only one Series or type of Preferred Shares or Preferred Capital Distribution Shares and not the other Series or type, then any such amendment must be approved in the manner provided in Section 6.2(d)(iv) or 6.2(d)(viii) above, respectively and as the case may be.

(e) Except as otherwise provided in this Agreement or in any share plan or share incentive plan adopted by the Company, the holders of New Shares have sole Shareholder authority


(i) to vote on such matters as may be brought before the Shareholders from time to time (on issues other than those as to which this Agreement specifically provides for voting rights of Shareholders in addition to or instead of holders of New Shares), and

(ii)      to elect Directors, and shall do so on an annual basis;

and in all such votes on which the holders of New Shares have sole Shareholder voting authority, in order for the holders of New Shares to act to approve a matter on which they are voting, such matter must receive the vote of more than 50% in interest of the New Shares which are voted at a meeting at which a quorum of New Shares is present (or, in the case of a written Consent without a meeting, must receive the written Consent of more than 50% in interest of the aggregate New Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting) (or such greater percentage as is then required under the Act or under the express terms of this Agreement). For purposes of the foregoing sentence, the term "quorum" means more than 50% of the then issued and outstanding New Shares, except as provided in any share plan or share incentive plan adopted by the Company.

The annual meeting of the holders of New Shares of the Company for the election of Directors and for the transaction of such other business as properly may come before such meeting shall be held in accordance with the By-laws. Subject to the provisions of Article 13 relating to meetings of Shareholders and related subjects, the By-laws shall govern matters relating to, among other things, annual and special meetings, notice, waiver of notice, adjournment, proxies, written consents, procedures, and telephonic meetings, to the extent not inconsistent with this Agreement.

(f) Notwithstanding any other provision of this Agreement, Shareholders have voting rights with respect to a particular matter (to the extent provided herein with regard to categories of Shareholders permitted to vote on particular matters, and otherwise) only after such matter has first been approved by the Board of Directors, except with regard to (i) the removal of a Director (and the election of a replacement therefor in connection therewith) as provided in this Agreement, (ii) the amendment of this Agreement, (iii) the sale or other disposition of all or substantially all of the assets of the Company at any one time, (iv) the dissolution of the Company, and (v) any matter as to which any share plan or share incentive plan adopted by the Company provides otherwise.

(g) For purposes of this Agreement, in order for a meeting of Shareholders to be considered duly held with regard to a particular question, a quorum of more than 50% in interest of the Shares which are entitled to vote at such meeting on the particular question must be present (in person or by proxy).

(h) Notwithstanding any other provision of this Agreement, the percentage vote in the Company, as a whole, which each Preferred Share and each Preferred Capital Distribution Share carries with it as of the Transaction Consummation Date will be equivalent to the percentage vote in SCATEF which each BAC carried with it prior to the Transaction.

(i) Notwithstanding Section 6.2(a) above, the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Term Growth Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Term Growth Shares), voting as one class, shall be required in order for there to be any alteration in the rights, preferences or privileges of the Term Growth Shares as a class, or any alteration in the rights of the Term Growth Shareholders (as a class, vis-a-vis other classes of Shareholders) to distributions under Article 5 of this Agreement. Notwithstanding Section 14.4 of this Agreement, this Section 6.2(i) cannot be amended without the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Term Growth Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Term Growth Shares), voting as one class.

6.3. Transfers of Special Shareholder Interests. The restrictions, limitations and other provisions of this Section 6.3 shall in no manner limit or restrict the right of a Special Shareholder to resign its status as a Special Shareholder to the extent permitted under Section 6.1(b) of this Agreement; and, once such Special Shareholder properly resigns pursuant thereto, the transfer restrictions set forth in this Section 6.3 as they relate to such Special Shareholder shall automatically and immediately terminate. Subject to the foregoing sentence, it is agreed that:

(a) No Special Shareholder (a "Special Transferor") may make any Transfer of any of its Shares to a Transferee (a "Special Transferee") unless each of the following requirements is met:

(i) At all times during the existence of the Company, including upon consummation of such Transfer, one or more Special Shareholders must have, in the aggregate, at least a number of Shares which will result in the allocation to the Special Shareholder(s), in the aggregate, of the minimum percentage interest in the Company which will permit the Company to retain its tax status as an association taxable as a partnership rather than as a corporation, in the opinion of counsel to the Company; and

(ii) Before any such Transfer can be made, the Company must be furnished with an opinion of counsel (which may or may not be the same counsel as is referenced in subparagraph (i) above) to the effect that the Transfer in question will not adversely affect the Company's tax status as an association taxable as a partnership rather than as a corporation.

(b)  No  Transfer  to a Special Transferee shall be recognized by  the  Company
unless  the  Board  of   Directors   of   the  Company  receives  documentation
satisfactory to it that the requirements of this Section 6.3 have been met.

(c) If the Special Transferor transfers all of its Shares in such Transfer, in accordance with the restrictions and requirements of Sections 6.3(a) and 6.3(b) of this Agreement, then such Special Transferor shall thereafter no longer be a Special Shareholder. If the Special Transferor transfers fewer than all of its Shares in such Transfer, then:

(i) if such Special Transferor makes no provision for the termination of its status as a Special Shareholder in accordance with clause (ii) immediately below, such Special Transferor shall continue to be a Special Shareholder; and

(ii) if the Special Transferee agrees in writing to be a Special Shareholder and to be subject to the liabilities of a Special Shareholder as provided in this Agreement, then, if all of the requirements and limitations set forth in
Section 6.3(a) of this Agreement are complied with, the Special Transferor may terminate its status as a Special Shareholder upon notice thereof to the Company; provided, however, that no such resignation shall be recognized by the Company unless the Board of Directors of the Company receives documentation satisfactory to it that the requirements of this Section 6.3(c) have been met.

6.4. Transfers of Dissolution Shareholder Interests.

(a) No Dissolution Shareholder (a "Dissolution Transferor") may make any Transfer of any of its Shares to a Transferee (a "Dissolution Transferee") unless each of the following requirements is met:

(i) At all times during the existence of the Company, including upon consummation of such Transfer, one or more Dissolution Shareholders must have, in the aggregate, at least a number of Shares which will result in the allocation to the Dissolution Shareholder, in the aggregate, of the minimum percentage interest in the Company which will permit the Company to retain its tax status as an association taxable as a partnership rather than as a corporation, in the opinion of counsel to the Company; and

(ii) Before any such Transfer can be made, the Company must be furnished with an opinion of counsel (which may or may not be the same counsel as is referenced in subparagraph (i) above) to the effect that the Transfer in question will not adversely affect the Company's tax status as an association taxable as a partnership rather than as a corporation.

(b)  No Transfer to a Dissolution Transferee shall be recognized by the Company
unless   the   Board   of  Directors  of  the  Company  receives  documentation
satisfactory to it that Section 6.4(a)'s requirements have been met.

(c) If the Dissolution Transferor transfers all of its Shares in such Transfer, in accordance with the restrictions and requirements of Sections 6.4(a) and 6.4(b) of this Agreement, then such Dissolution Transferor shall thereafter no longer be a Dissolution Shareholder. If the Dissolution Transferor transfers fewer than all of its Shares in such Transfer, then:

(i) if such Dissolution Transferor makes no provision for the termination of its status as a Dissolution Shareholder in accordance with clause (ii) immediately below, such Dissolution Transferor shall continue to be a Dissolution Shareholder; and

(ii) if the Dissolution Transferee agrees in writing to be a Dissolution Shareholder, then, if all of the requirements and limitations set forth in
Section 6.4(a) of this Agreement are complied with, the Dissolution Transferor may terminate its status as a Dissolution Shareholder upon notice thereof to the Company; provided, however, that no such resignation shall be recognized by the Company unless the Board of Directors of the Company receives documentation satisfactory to it that this Section 6.4(c)'s requirements have been met.

                                   ARTICLE 7

                            Directors and Officers

7.1. General Powers of Directors.

(a) Except as may otherwise be provided by the Act or by this Agreement, the property, affairs and business of the Company shall be managed by or under the direction of the Board of Directors, the Board of Directors may exercise all the powers of the Company (including but not limited to deciding whether to make various tax elections), and the Shareholders shall have no right to act on behalf of or bind the Company. The Directors shall act only as a Board, and the individual Directors shall have no power as such. Subject to the provisions of this Agreement and the By-laws with regard to Board of Directors actions that can be taken without a quorum, the approval of a matter by a majority of the Directors present at a meeting at which a quorum is present shall constitute approval by the Board of Directors (or, in the case of a written consent without a meeting, the approval of a matter by all of the Directors shall constitute approval by the Board of Directors).

(b) Unless expressly provided otherwise under this Agreement, the Board of Directors shall have the exclusive authority to make all determinations under this Agreement and under the By-laws (including but not limited to what expenses are properly included within the defined terms in this Agreement which include the words "cash flow" or "cash flows", and including but not limited to having the exclusive authority to make such other determinations and adjustments as are necessary to assure that (i) cash flows to the holders of Preferred Capital Distribution Shares reflect the amount of net cash flow which would have been received by the Preferred Capital Distribution Shareholders as a group if the Transaction had not occurred, and (ii) cash flows to the holders of Preferred Shares reflect the amount of net cash flow which would have been received by the Preferred Shareholders as a group if the Transaction, the Financing and Future Financings had not occurred), and to interpret the provisions of this Agreement and of the By-laws.

(c) No contract or transaction among the Company and one or more of its Affiliates, Directors or officers, or among the Company and any other Entity in which one or more of the Company's Affiliates, Directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the Director or officer is present at or participates in the meeting of the Board of Directors or of a committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

(i) The material facts as to such Affiliate's, Director's or officer's relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors be less than a quorum;

(ii) The material facts as to such Affiliate's, Director's or officer's relationship or interest and as to the contract or transaction are disclosed or are known to the Shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by more than 50% in interest of the New Shares which are present and entitled to vote at a meeting at which a quorum is present (or, in the case of a written Consent without a meeting, more than 50% in interest of the aggregate New Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting), who are not Affiliates of any of the interested Persons involved in such transaction; or

(iii) The contract or transaction is fair as to the Company.

Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

Notwithstanding, and instead of, the foregoing provisions of this Section 7.1(c), the Company shall enter into or renew no agreement pursuant to which any Affiliate of any Director would provide management services for any Property, unless such agreement is approved by a majority of the Directors who
(a) are not officers of the Company, (b) are neither related to any Company officer nor represent concentrated or family holdings of the Company's Shares, and (c) are, in the view of the Board of Directors, free of any relationship that would interfere with the exercise of independent judgment; and, if such approval is obtained in the case of a particular contract, such approval shall be deemed to satisfy the requirements of this Section 7.1(c).

(d) Notwithstanding the above provisions of this Section 7.1, in any transaction which occurs after the Transaction Consummation Date, in which the Company wishes to issue Shares to SCATEF or any Affiliate of SCATEF in exchange for such Person giving up fees otherwise payable to it, such transaction, including but not limited to the exchange ratio of Shares for such fees, shall not be approved or undertaken by the Company unless and until approved, in lieu of the requirements set forth in Section 7.1(c), by a majority of the directors of the Company who are not Affiliates of SCATEF or of any SCATEF Affiliate (even though the disinterested Directors may be less than a quorum of the full Board of Directors), after the material facts as to such transaction are disclosed or are known to such unaffiliated Directors.

7.2.      Number  and  Term  of  Office  of  Directors.   Subject   to  Section
5.2(a)(iii) of this Agreement:

(a) The number of seats constituting the entire Board of Directors shall be at least five and no more than 15, with the exact number of seats on the Board of Directors to be determined from time to time by resolution of the Board of Directors. At least a majority of the Directors in office at any point in time must be individuals who are not employed by the Company or by any Affiliate of the Company. Each Director (whenever elected) shall hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation, or removal. A Director shall not be required to be a Shareholder or a resident of the State of Delaware. Effective immediately upon consummation of the Transaction, (i) the size of the Board of Directors is set at six seats, and (ii) Mark K. Joseph is elected to serve as a Director (with term to expire in 1999).

(b) The Specially Appointed Director(s) and the Payments Director shall have all of the powers, rights, privileges, obligations and duties as all other Directors, and shall for all purposes be Directors of the Company, except that
(i) the Specially Appointed Director(s) and the Payments Director shall not be counted when determining the total size of the Board of Directors for the sole purpose of making the determination in Section 7.2(c) below as to how many Directors are in each class, (ii) no Shareholders other than the Dissolution Shareholder shall have any right to elect, remove or replace the Specially Appointed Director(s), and, without limiting the foregoing, the Specially Appointed Director(s) shall not stand for election or reelection at any meeting of the holders of New Shares, and (iii) no Shareholders other than the Preferred Shareholders and Preferred Capital Distribution Shareholders (or the affected Series or type thereof, as the case may be in accordance with Section
5.2 of this Agreement) shall have any right to elect, remove or replace the Payments Director, and, without limiting the foregoing, the Payments Director shall not stand for election or reelection at any meeting of the holders of New Shares. Without limiting the foregoing, all other Shareholders, by becoming Shareholders of the Company, agree that (I) the Dissolution Shareholder has such rights to serve, through its appointed representatives, as the Specially Appointed Director(s) and that the necessary one seat or two seats on the Board of Directors shall be reserved for such appointment(s) (and the size of the Company's Board of Directors shall automatically be expanded at any time if such expansion is necessary in order to permit the Dissolution Shareholder to effect such appointment(s)), (II) the Preferred Shareholders and the Preferred Capital Distribution Shareholders have the right to appoint the Payments Director as provided in Section 5.2 of this Agreement, and that the necessary seat on the Board of Directors shall be reserved for such appointment (and the size of the Company's Board of Directors shall automatically be expanded at any time if such expansion is necessary in order to effect such appointment), and
(III) the Company's officers and Directors may take any and all steps deemed appropriate by them, in connection with Shareholder meetings or otherwise, to implement this Section 7.2(b).

(c) Subject to Section 7.2(b) above, at all times the Board of Directors shall be divided into three classes, as nearly equal in numbers as the then total number of directors constituting the entire Board of Directors permits, with the term of office of one class expiring each year (with the first such class expiration to occur at the first annual meeting of Shareholders); and the Board of Directors shall have sole power to make such determinations. At the first annual meeting of the holders of New Shares, only the Directors of the first class shall be elected by the holders of New Shares (in accordance with Section 6.2 hereof), and such persons shall hold office thereafter for a term expiring at the third succeeding annual meeting. At the second annual meeting of Shareholders, only the Directors of the second class shall be elected by the holders of New Shares (in accordance with Section 6.2 hereof), and such persons shall hold office thereafter for a term expiring at the third succeeding annual meeting. At the third annual meeting of Shareholders, only the Directors of the third class shall be elected by the holders of New Shares (in accordance with Section 6.2 hereof), and such persons shall hold office thereafter for a term expiring at the third succeeding annual meeting. At each subsequent annual meeting of Shareholders thereafter, the successors to any class of directors whose term shall then expire shall be elected by the holders of New Shares (in accordance with Section 6.2 hereof) to hold office for a term expiring at the third succeeding annual meeting.

7.3. By-law Provisions. The By-laws shall govern matters relating to, among other things, (a) with respect to directors, annual and special meetings, notice, waiver of notice, quorum, voting, adjournment, written consents, committees, procedures, telephonic meetings, resignations, removals, vacancies, books and records, reports, and compensation and reimbursement of expenses, to the extent not inconsistent with this Agreement, (b) with respect to officers, all matters not governed by this Agreement, and (c) employee benefit matters, which matters shall be subject to and managed as provided by the discretion of the Board of Directors.

                                   ARTICLE 8

                        Exculpation and Indemnification

8.1.      Limitations  on  Liability,  and  Indemnification  of, Directors  and
Officers.

(a) No directors or officer of the Company shall be liable, responsible or accountable in damages or otherwise to the Company or any of the Shareholders for any act or omission performed or omitted by him or her, or for any decision, except in the case of fraudulent or illegal conduct of such person. For purposes of this Section 8.1, the fact that an action, omission to act or decision is taken on the advice of counsel for the Company shall be evidence of good faith and lack of fraudulent conduct.

(b) All Directors and officers of the Company shall be entitled to indemnification from the Company for any loss, damage or claim (including any reasonable attorney's fees incurred by such person in connection therewith) due to any act or omission made by him or her, except in the case of fraudulent or illegal conduct of such person; PROVIDED, that any indemnity shall be paid out of, and to the extent of, the assets of the Company only (or any insurance proceeds available therefor), and no Shareholder shall have any personal liability on account thereof.

(c) The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that the Person acted fraudulently or illegally.

(d) The indemnification provided by this Section 8.1 shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any agreement, vote of Shareholders or Directors, or otherwise, and shall inure to the benefit of the heirs, executors and administrators of such a person.

(e) Any repeal or modification of this Section 8.1 shall not adversely affect any right or protection of a Director or officer of the Company existing at the time of such repeal or modification.

(f) The Company may, if the Board of Directors of the Company deems it appropriate in its sole discretion, obtain insurance for the benefit of the Company's Directors and officers, relating to the liability of such persons.

                                   ARTICLE 9

             Transfers of Interests; Admission of New Shareholders

9.1. Transfers. Subject to Section 6.3 of this Agreement (relating to Special Shareholders) and Section 6.4 of this Agreement (relating to Dissolution Shareholders), the Shares shall be freely transferrable (provided, however, that Term Growth Shares are transferrable only to other Persons who are then already holders of Term Growth Shares); and any Person who is a Transferee of Shares shall, by having such status, (a) automatically become a Shareholder of the Company with no further action being required on such Persons's part, and (b) automatically be bound to the terms and conditions of this Agreement (and be entitled to the rights of a Shareholder hereunder), without the requirement for execution of this Agreement by such Person. Certain mechanical aspects of the transfer of Shares shall be set forth in the By-laws.

                                  ARTICLE 10

                          Dissolution and Termination

10.1. Events of Dissolution.

(a) In accordance with Section 18-801 of the Act, and the provisions therein permitting this Agreement to specify the events of the Company's dissolution, the Company shall be dissolved and the affairs of the Company wound up upon the occurrence of any of the following events:

(i) a unanimous written decision of all of the Original Shareholders who are then still Shareholders to dissolve the Company;

(ii) the death, retirement, resignation, expulsion, bankruptcy (as defined in Section 18-304 of the Act) or dissolution of a Person who is then a Dissolution Shareholder, or the occurrence of any other event that terminates the continued membership in the Company of a Person who is then a Dissolution Shareholder, unless more than 50% in interest of the then-outstanding Shares votes, at a duly held meeting (or, in the case of a written Consent without a meeting, more than 50% in interest of the aggregate Shares acts), within 180 days of such event to continue the Company; or

(iii) the vote of the Shareholders pursuant to Section 6.2(b) hereof.

The death, retirement, resignation, expulsion, bankruptcy (as defined in Section 18-304 of the Act) or dissolution of a Shareholder or the occurrence of any other event that terminates the continued membership of a Shareholder in the Company, shall not cause the dissolution of the Company except to the extent specified above in this Section 10.1(a).

(b) Dissolution of the Company shall be effective on the day on which the event occurs giving rise to the dissolution, but the Company shall not terminate until the assets of the Company shall have been distributed as provided herein and a certificate of cancellation of the Certificate has been filed with the Secretary of State of the State of Delaware.

10.2. Application of Assets. In the event of dissolution, the Company shall conduct only such activities as are necessary to wind up its affairs (including the sale of the assets of the Company in an orderly manner), and the assets of the Company shall be applied, first, as required by Section 18-804(a)(1) of the Act, and then in the manner, and in the order of priority, set forth in Article 5.

10.3. Gain or Losses in Process of Liquidation. Any gain or loss or disposition of Company property in the process of liquidation shall be credited or charged to the Capital Accounts of Shareholders in accordance with the provisions of Article 3. Any property distributed in kind in the liquidation shall be valued and treated as though the property were sold at its fair market value and the cash proceeds were distributed. The difference between the fair market value of property distributed in kind and its Book Value shall be treated as a gain or loss on the sale of such property and shall be credited or charged to the Capital Account of Shareholders in accordance with Article 3; PROVIDED, that no Shareholder shall have the right to request or require the distribution of the assets of the Company in kind.

10.4. Procedural and Other Matters.

(a) Upon dissolution of the Company and until the filing of a certificate of cancellation as provided in Section 10.4(b), the Persons winding up the affairs of the Company may, in the name of, and for and on behalf of, the Company, prosecute and defend suits, whether civil, criminal or administrative, gradually settle and close the business of the Company, dispose of and convey the property of the Company, discharge or make reasonable provision for the liabilities of the Company, and distribute to the members any remaining assets of the Company, in accordance with this Article 10 and all without affecting the liability of Shareholders and Directors and without imposing liability on a liquidating trustee.

(b) The Certificate may be cancelled upon the dissolution and the completion of winding up of the Company, by any Person authorized to cause such cancellation in connection with such dissolution and winding up.

                                  ARTICLE 11

                        Appointment of Attorney-in-Fact

11.1. Appointment and Powers.

(a) Each Shareholder hereby irrevocably constitutes and appoints the Company's chief executive officer, with full power of substitution, as his, her or its true and lawful attorney-in-fact, with full power and authority in his, her or its name, place and stead to execute, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents, instruments and conveyances as may be necessary or appropriate to carry out the provisions or purposes of this Agreement, including, without limitation, the following: (i) the Certificate; (ii) all other certificates and instruments and amendments thereto that the Board of Directors deems appropriate to qualify or continue the Company as a limited liability company in the jurisdiction in which the Company may conduct business; (iii) all instruments that the Board of Directors deems appropriate to reflect a change or modification of the Company in accordance with the terms of this Agreement; (iv) all conveyances and other instruments that the Board of Directors deems appropriate to reflect the dissolution and termination of the Company; (v) all fictitious or assumed name certificates required or permitted to be filed on behalf of the Company; (vi) any and all documents necessary to admit Shareholders to the Company, or to reflect any change or transfer of a Shareholder's Company Interest, or relating to the admission or increased Capital Contribution of a Shareholder; (vii) any amendment or other document to be filed as referenced in Section 3.1(d) or 3.1(f) of this Agreement; and (viii) all other instruments that may be required or permitted by law to be filed on behalf of or relating to the Company and that are not inconsistent with this Agreement.

(b) The authority granted by this Section 11.1 (i) is a special power of attorney coupled with an interest, is irrevocable, and shall not be affected by the subsequent incapacity or disability of the Shareholder; (ii) may be exercised by a signature for each Shareholder or by listing the names of all of the Shareholders executing this Agreement with a single signature of any such Person acting as attorney-in-fact for all of them; and (iii) shall survive the Transfer by a Shareholder of the whole or any portion of his, her or its Company Interest.

11.2. Presumption of Authority. Any Person dealing with the Company may conclusively presume and rely upon the fact that any instrument referred to above, executed by such Person acting as attorney-in-fact, is authorized, regular and binding, without further inquiry.

                                  ARTICLE 12

                        Certain Provisions Relating to
                 Changes in Control and Business Combinations

12.1. Definitions. For purposes of this Article 12, the following definitions shall apply:

"ASSOCIATE" when used to indicate a relationship with any Person, means:

(a) Any Entity (other than the Company or a Subsidiary of the Company) of which such Person is an officer, director or partner or is, directly or indirectly, the beneficial owner of 10 percent or more of any class of equity securities of such Entity;


(b) Any trust or other estate in which such Person has a substantial beneficial interest or as to which such person serves as trustee or in a similar fiduciary capacity; and

(c) Any Relative of such Person, or any Relative of a spouse of such Person, who has the same home as such Person or who is a Director or officer of the Company or a manager, director or officer of any of its Affiliates.

"BENEFICIAL OWNER" when used with respect to Company Interests, means a Person:


(a)  That,  individually  or  with  any  of  its  Affiliates   or   Associates,
beneficially owns Company Interests, directly or indirectly; or


(b) That, individually or with any of its Affiliates or Associates, has (i) the right to acquire Company Interests (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; or (ii) the right to vote Company Interests pursuant to any agreement, arrangement or understanding; or


(c) That has any agreement, arrangement, or understanding for the purpose of acquiring, holding, voting, or disposing of Company Interests with any other

Person that beneficially owns, or whose Affiliates or Associates beneficially own, directly or indirectly, such Company Interests.

"BUSINESS COMBINATION" means:

(a) Unless the merger, consolidation or exchange of Company Interests does not alter the contract rights of the Company Interests as expressly set forth in this Agreement or change or convert in whole or in part the outstanding Company Interests, any merger, consolidation or exchange of Company Interests or any Subsidiary with (i) any Interested Party or (ii) any other Entity (whether or not itself an Interested Party) which is, or after the merger, consolidation or exchange of interests would be, an Affiliate of an Interested Party that was an Interested Party prior to the transaction;

(b) Any sale, lease, transfer or other disposition, other than in the ordinary course of business or pursuant to a distribution or any other method affording substantially proportionate treatment to the Shareholders, in one transaction or a series of transactions in any 12-month period, to any Interested Party or any Affiliate of any Interested Party (other than the Company or any of its Subsidiaries) of any assets of the Company or any Subsidiary having, measured at the time the transaction or transactions are approved by the Board of Directors of the Company, an aggregate book value as of the end of the Company's most recently ended fiscal quarter of 10 percent or more of the total market value of the outstanding Company Interests or of its net worth as of the end of its most recently ended fiscal quarter;

(c) The issuance or transfer by the Company or any Subsidiary, in one transaction or a series of transactions, of any Company Interests or any equity securities of a Subsidiary which have an aggregate market value of five percent or more of the total market value of the outstanding Company Interests to any Interested Party or any Affiliate of any Interested Party (other than the Company or any of its Subsidiaries) except pursuant to the exercise of warrants or rights to purchase securities pro-rata to all Shareholders or any other method affording substantially proportionate treatment to those Shareholders;

(d) The adoption of any plan or proposal for the liquidation or dissolution of the Company in which anything other than cash will be received by an Interested Party or any Affiliate of any Interested Party;

(e) Any reclassification of securities or recapitalization of the Company, or any merger, consolidation or exchange of Company Interests with any of its Subsidiaries which has the effect, directly or indirectly, in one transaction or series of transactions, of increasing by five percent or more of the total number of outstanding Company Interests, the proportionate amount of the outstanding Company Interests or the outstanding number of any class of equity securities of any Subsidiary which is directly or indirectly owned by any Interested Party or any Affiliate of any Interested Party; or

(f) The receipt by any Interested Party or any Affiliate of any Interested Party (other than the Company or any of its Subsidiaries) of the benefit, directly or indirectly (except proportionately as a holder of Company Interests), of any loan, advance, guarantee, pledge or other financial assistance or any tax credit or other tax advantage provided by the Company or any of its Subsidiaries.

"INTERESTED PARTY" means any Person (other than (i) the Company, (ii) any subsidiary of the Company, (iii) the General Partners, the Special Shareholder, the Original Shareholders, and the Dissolution Shareholder, and (iv) any Affiliate or Associate of any Person described in clause (iii) above) that:

(a) Is the beneficial owner, directly or indirectly, of 10 percent or more of the outstanding Company Interests;

(b) Is an Affiliate or Associate of the Company and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10 percent or more of the then outstanding Company Interests; or

(c) Is an Affiliate or Associate of (a) or (b).

For purposes of determining whether a Person is an Interested Party, the number of Company Interests deemed to be outstanding shall include Company Interests deemed beneficially owned by the Person through the definition of Beneficial Ownership set forth above but may not include any other Company Interests which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

"MARKET VALUE" means:

(a) In the case of Company Interests, the highest closing sale price during the 30-day period immediately preceding the date in question of a Company Interest of the same class or series on the composite tape of the New York Stock Exchange-listed stocks, or, if such Company Interest of the same class or series is not quoted on the composite tape, on the New York Stock Exchange, or if such Company Interest of the same class or series is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which the Company Interest of the same class or series is listed, or, if the Company Interest of the same class or series is not listed on any such exchange, the highest closing bid quotation with respect to such a Company Interest of the same class or series during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. automated quotations system or any system then in use, or, if no such quotations are available, the fair market value on the date in question of such a Company Interest of the same class or series as determined by the Board of Directors in good faith; and

(b) In the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board of Directors in good faith.

"SUBSIDIARY" means any Person (other than an individual) in which the Company, directly or indirectly, holds a majority of the voting securities.

12.2. Business Combinations.

(a) Unless an exemption under Section 12.3(c) applies, the Company may not engage in any Business Combination with any Interested Party or any Affiliate of an Interested Party for a period of five years following the most recent date on which such Interested Party became an Interested Party (the "Five Year Tolling Period"), unless:

(1) in addition to any vote otherwise required by law or this Agreement, the Board of Directors of the Company, prior to the most recent date upon which the Interested Party became an Interested Party, approved either the Business Combination or the transaction which resulted in the Interested Party becoming an Interested Party; or

(2) on or subsequent to the date upon which the Interested Party became an Interested Party, the Business Combination is (A) approved by at least two-thirds of the persons who are then members of the Board of Directors and (B) authorized at an annual or special meeting of the Shareholders (and not by written consent) by the affirmative vote of at least two-thirds in interest of the Shareholders, excluding the Company Interests held by an Interested Party who will (or whose Affiliate will be) a party to the Business Combination or by an Affiliate or Associate of that Interested Party, voting together as a single class.

(b) Unless an exemption under Section 12.3 applies, in addition to any vote otherwise required by law or this Agreement, a Business Combination proposed by an Interested Party or an Affiliate of the Interested Party after the Five Year Tolling Period shall be permitted only if recommended by the Board of Directors who are present at a duly-called meeting at which a quorum is present and approved by the affirmative vote of at least:

(i) 80% in interest of all Shareholders, voting together as a single voting group; and

(ii) Two-thirds in interest of the Shareholders, excluding Company Interests held by an Interested Party who will (or whose Affiliate will) be a party to the Business Combination or by an Affiliate or Associate of the Interested Party, voting together as a single voting group.

12.3. Exemptions.

(a) For purposes of this Section 12.3.:


"ANNOUNCEMENT DATE" means the first general public announcement of the proposal or intention to make a proposal of the Business Combination or its first communication generally to the Shareholders, whichever is earlier;

"DETERMINATION DATE" means the most recent date on which the Interested Party became an Interested Party; and

"VALUATION DATE" means:

(i) For a Business Combination voted upon by the Shareholders, the latter of the day prior to the date of the vote or the day 20 days prior to the consummation of the Business Combination; and


(ii) For Business Combination not voted upon by the Shareholders, the date of the consummation of the Business Combination.

(b) The vote required by Section 12.2(b) does not apply to a Business Combination if (1) the Business Combination or the transaction which resulted in the Interested Party becoming an Interested Party shall have been approved by the Board of Directors prior to the Determination Date or (2) each of the conditions in items (i) through (iii) below is met:

(i) The aggregate amount of the cash and the market value as of the Valuation Date of consideration other than cash to be received for each Company Interest in such Business Combination (whether or not the Interested Party has previously acquired the particular class or series of Company Interest in question) is at least equal to the highest of the following:

(A) The highest per Company Interest price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any Company Interests of the same class or series acquired by it within the five-year period immediately prior to the Announcement Date of the proposal of the Business Combination, plus an amount equal to interest compounded annually from the earliest date on which the highest per Company Interest acquisition price was paid (for the same class or series) through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the market value of any distributions paid in other than cash, per Company Interest (for the same class or series) from the earliest date through the Valuation Date, up to the amount of the interest; or

(B) The highest per Company Interest price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any Company Interest of the same class or series acquired by it on, or within the five-year period immediately before, the Determination Date, plus an amount equal to interest compounded annually from the earliest date on which the highest per Company Interest acquisition price was paid for the same class or series through the valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the market value of any distributions paid in other than cash, per Company Interest of the same class or series from the earliest date through the Valuation Date, up to the amount of the interest; or

(C) The highest preferential amount per Company Interest to which the holders of Company Interests of such class or series are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company; or

(D) The Market Value per Company Interest of the same class or series on the Announcement Date, plus an amount equal to interest compounded annually from that date through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the market value of any distributions paid in other than cash, per Company Interest of the same class or series from that date through the Valuation Date, up to the amount of interest; or

(E) The Market Value per Company Interest of the same class or series on the Determination Date, plus an amount equal to interest compounded annually from that date through the Valuation Date at the rate for one-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash distributions paid and the Market Value of any distributions paid in other than cash, per Company Interest of the same class or series from that date through the Valuation Date, up to the amount of the interest; or

(F) The price per Company Interest equal to the Market Value per Company Interest of the same class or series on the Announcement Date or on the Determination Date, whichever is higher, multiplied by the fraction of:


(1) The highest per Company Interest price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any Company Interests of the same class or series acquired by it within the five-year period immediately prior to the Announcement Date, over

(2) The Market Value per Company Interest of the same class or series on the first day in such five-year period on which the Interested Party acquired the Company Interests.

(ii) The consideration to be received by the holders of any Company Interests is to be in cash or in the same form as the Interested Party has previously paid for Company Interests, except to the extent that the Shareholders otherwise elect in connection with their approval of the proposed transaction under Section 6.2 of this Agreement. If the Interested Party has paid for Company Interests with varying forms of consideration, the form of consideration for such Company Interests of the same class or series shall be either cash or the form used to acquire the largest number of Company Interests of the same class or series previously acquired by it, except to the extent that the Shareholders otherwise elect.

(iii) After the Determination Date and prior to the consummation of such Business Combination:

(A) There shall have been no failure to declare and pay at the regular date therefor (if applicable) any full periodic distributions (whether or not cumulative) on any outstanding preferred Company Interests or other securities of the Company;

(B) There shall have been:

(1) No reduction in the annual rate of distributions made with respect to any class or series of Company Interests that are not preferred (except as necessary to reflect any subdivision of Company Interests); and

(2) An increase in such annual rate of distributions as necessary to reflect any reclassification, recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding Company Interests; and

(C) The Interested Party did not become the Beneficial Owner of any additional Company Interests except as part of the transaction which resulted in such

Interested Party becoming an Interested Party or by virtue of proportionate Company Interest splits or distributions.

The provisions of items (A) and (B) of this subsection (b)(iii) do not apply if no Interested Party or an Affiliate or Associate of the Interested Party voted as a member of the Board of Directors of the Company in a manner inconsistent with such items (A) and (B) and the Interested Party, within 10 days after any act or failure to act inconsistent with such items, notifies the Board of Directors of the Company in writing that the Interested Party disapproves thereof and requests in good faith that the Board of Directors rectify such act or failure to act.

(c)  The provisions of Section 12.2 do not apply to any Business Combination of
the  Company  with  an  Interested   Party  that  became  an  Interested  Party
inadvertently, if the Interested Party:

(i) As soon as practicable (but not more than 10 days after the Interested Party knew or should have known it had become an Interested Party) divests itself of a sufficient amount of Company Interests so that it no longer is the beneficial owner, directly or indirectly, of 10 percent or more of the outstanding Company Interests; and

(ii) Would not at any time with the five-year period preceding the Announcement Date with respect to the Business Combination have been an Interested Party except by inadvertence.

12.4. Amendment.  Notwithstanding any other provisions  of this Agreement, this
Article 12 may be amended or repealed only by a vote of 80% in interest of all Shareholders, voting together as a single class, excluding Company Interests held by any Interested Party or any Affiliate of an Interested Party.

12.5. Certain Determinations with Respect to this Article 12. The Board of Directors shall have the power to determine for the purposes of this Article 12, on the basis of information known to the Directors: (i) the number of Company Interests of which any Person is the Beneficial Owner, (ii) whether a Person is an Affiliate or Associate of another, (iii) whether a Person has an agreement, arrangement or understanding with another as to the matters referred to in the definition of "Beneficial Owner" as hereinabove defined, (iv) whether two or more transactions constitute a "series of transactions," and (v) such other matters with respect to which a determination is required under this
Article 12.

12.6. Voting Power. For purposes of this Article 12, the Growth Shares, the Term Growth Shares, the Preferred Shares and the Preferred Capital Distribution Shares shall be deemed to have equal voting power, on a share-for-share basis, with respect to the approval of matters set forth in this Article 12.

                                  ARTICLE 13

              Voting Rights of Certain Control Company Interests

13.1. Definitions. For purposes of this Article 13, the following definitions shall apply:

"ACQUIRING PERSON" means a person who makes or proposes to make a Control Company Interests Acquisition, or such Person's Affiliate or Associate.

"ASSOCIATE" when used to indicate a relationship with any Person means:

(a) An "Associate" as defined in Section 12.1; or

(b) A Person that:

(i) Directly or indirectly controls, or is controlled by, or is under common control with, the Person specified; or

(ii) Is acting or intends to act jointly or in concert with the Person specified.

"CONTROL COMPANY INTERESTS" means those Company Interests that, except for this
Article 13, would, if aggregated with all other Company Interests (including Company Interests the acquisition of which is excluded from the definition "Control Company Interests Acquisition" below) owned by a Person or in respect of which that Person is entitled to exercise or direct the exercise of voting power, except solely by virtue of a revocable proxy, entitle that Person, directly or indirectly, to exercise or direct the exercise of the voting power of any class or series of Company Interests within any of the following ranges of voting power:


(a) One-fifth or more, but less than one-third of all voting power;


(b) One-third or more, but less than a majority of all voting power; or

(c)  A majority or more of all voting power.

"Control Company Interests" includes Company Interests only to the extent that the Acquiring Person, following the acquisition of the Company Interests, is entitled, directly or indirectly, to exercise or direct the exercise of voting power within any level of voting power set forth in this section for which approval has not been obtained previously under Section 13.2.

"CONTROL COMPANY INTERESTS ACQUISITION" means the acquisition, directly or indirectly, by any Person (other than (i) the Company, (ii) any subsidiary of the Company, (iii) the General Partners, the Special Shareholder, the Original Shareholders, and the Dissolution Shareholder, and (iv) any Affiliate or Associate of any Person described in clause (iii) above), of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding Control Company Interests. Control Company Interests Acquisition does not include the acquisition of Control Company Interests:


(a) Under the laws of descent and distribution;

(b) Under the satisfaction of a pledge or other security interest created in good faith and not for the purpose of circumventing this Article 13; or

(c) Under a merger, consolidation or exchange of interests if the Company is a party to the merger, consolidation or exchange of interests.

Unless the acquisition entitles any Person, directly or indirectly, to exercise or direct the exercise of voting power of Company Interests in excess of the range of voting power previously authorized or attained under an acquisition that is exempt under items (a), (b) or (c) of this definition, "Control Company Interests Acquisition" does not include the acquisition of Company Interests in good faith and not for the purpose of circumventing this Article 13, by or from any Person whose voting rights have previously been authorized by the Shareholders in compliance with this Article 13 or any Person whose previous acquisition of Company Interests would have constituted a Control Company Interests Acquisition but for the exclusions in items (a) through (c) of this definition.

"INTERESTED COMPANY INTERESTS" means Company Interests in respect of which an Acquiring Person is entitled to exercise or direct the exercise of the voting power of Company Interests in the election of Directors or otherwise.

13.2. Voting Rights.

(a) Control Company Interests acquired in a Control Company Interests Acquisition have no voting rights except to the extent approved by the Shareholders at a meeting held under Section 13.4 by the affirmative vote of two-thirds in interest of all Shareholders, excluding any votes cast with respect to Interested Company Interests.

(b)For purposes of this Section 13.2:

(i) Company Interests acquired within 180 days or Company Interests acquired under a plan to make a Control Company Interests Acquisition are considered to have been acquired in the same acquisition; and

(ii) A Person may not be deemed to be entitled to exercise or direct the exercise of voting power with respect to Company Interests held for the benefit of others if the Person:

(A) Is acting in the ordinary course of business, in good faith and not for the purpose of circumventing the provisions of this Section of the Agreement; and

(B) Is not entitled to exercise or to direct the exercise of the voting power of the Company Interests unless the Person first seeks to obtain the instruction of another person.

13.3. Acquiring Person Statement.

Any Person who proposes to make or who has made a Control Company Interests Acquisition may deliver an Acquiring Person statement to the Company at the Company's principal office. The Acquiring Person statement shall set forth all of the following:

(a) The identity of the Acquiring Person and each other member of any group of which the Person is a part for purposes of determining Control Company Interests;

(b) A statement that the Acquiring Person statement is given under this Article 13;

(c) The number of Company Interests owned (directly or indirectly) by the Acquiring Person and each other member of any group;

(d) The applicable range of voting power as set forth in the definition of "Control Company Interests"; and

(e) If the Control Company Interests Acquisition has not occurred:


(i) A description in reasonable detail of the terms of the proposed Control Company Interests Acquisition; and


(ii) Representations of the Acquiring Person, together with a statement in reasonable detail of the facts on which they are based, that:


(A) The proposed Control Company Interests Acquisition, if consummated, will not be contrary to law; and


(B) The Acquiring Person has the financial capacity, through financing to be provided by the Acquiring Person, and any additional specified sources of financing required under Section 13.5, to make the proposed Control Company Interests Acquisition.

13.4. Special Meeting.

(a) Except as provided in Section 13.5, if the Acquiring Person requests, at the time of delivery of an Acquiring Person statement, and gives a written undertaking to pay the Company's expenses of a special meeting, except the expenses of opposing approval of the voting rights, within ten days after the day on which the Company receives both the request and undertaking, the Board of Directors of the Company shall call a special meeting of the Shareholders, to be held within 50 days after receipt of the Acquiring Person statement and undertaking, for the purpose of considering the voting rights to be accorded the Company Interests acquired or to be acquired in the Control Company Interests Acquisition.

(b) The Board of Directors may require the Acquiring Person to give bond, with sufficient surety, to reasonably assure the Company that this undertaking will be satisfied.

(c) Unless the Acquiring Person agrees in writing to another date, the special meeting of Shareholders shall be held within 50 days after the day on which the Company has received both the request and the undertaking.

(d) If the Acquiring Person makes a request in writing at the time of delivery of the Acquiring Person statement, the special meeting may not be held sooner than 30 days after the day on which the Company receives the Acquiring Person statement.

(e) If no request is made under subsection (a) of this Section 13.4, the issue of the voting rights to be accorded the Company Interests acquired in the Control Company Interests Acquisition may, at the option of the Company, be presented for consideration at any meeting of the Shareholders. If no request is made under subsection (a) of this Section 13.4 and the Company proposes to present the issue of the voting rights to be accorded the Company Interests acquired in a Control Company Interests Acquisition for consideration at any meeting of the Shareholders, the Company shall provide the Acquiring Person with written notice of the proposal not less than 20 days before the date on which notice of the meeting is given.

13.5. Calls.

(a) A call of a special meeting of Shareholders is not required to be made under Section 13.4 unless, at the time of delivery of an Acquiring Person statement under Section 13.3, the Acquiring Person has:

(i) Entered into a definitive financing agreement or agreements with one or more responsible financial institutions or other entities that have the necessary financial capacity, providing for any amount of financing of the Control Company Interests Acquisition not to be provided by the Acquiring Person; and

(ii) Delivered a copy of the agreements to the Company.

13.6. Notice of Meeting.


(a) If a special meeting of the Shareholders is requested, notice of the special meeting shall be given as promptly as reasonably practicable by the Company to all Shareholders of record as of the record date set for the meeting, whether or not the Shareholder is entitled to vote at the meeting.

(b) Notice of the special or annual meeting at which the voting rights are to be considered shall include or be accompanied by the following:

(i)  A  copy  of  the Acquiring Person statement delivered to the Company under
Section 13.3; and

(ii) A statement by the Board of Directors setting forth its position or recommendation, or stating that it is taking no position or making no recommendation, with respect to the issue of voting rights to be accorded the Control Company Interests.

13.7. Redemption Rights.

(a) If an Acquiring Person statement has been delivered on or before the 10th day after the Control Company Interests Acquisition, the Company may, at its option, redeem any or all Control Company Interests, except Control Company Interests for which voting rights have been previously approved under Section 13.2, at any time during a 60-day period commencing on the day of a meeting at which voting rights are considered under Section 13.4 and are not approved.

(b) In addition to the redemption rights authorized under subsection (a) of this Section 13.7, if an Acquiring Person statement has not been delivered on or before the 10th day after the Control Company Interests Acquisition, the Company may, at its option, redeem any or all Control Company Interests, except Control Company Interests for which voting rights have been previously approved under Section 13.2, at any time during a period commencing on the 11th day after the Control Company Interests Acquisition and ending 60 days after the acquiring person statement has been delivered.

(c) Any redemption of Control Company Interests under this Section shall be at the fair value of the Company Interests. For purposes of this section, "fair value" shall be determined:

(i) As of the date of the last acquisition of Control Company Interests by the Acquiring Person in a Control Company Interests Acquisition or, if a meeting is held under Section 13.4, as of the date of the meeting; and

(ii) Without regard to the absence of voting rights for the Control Company Interests.

13.8. Amendment.  Notwithstanding any other  provisions of this Agreement, this
Article 13 may only be amended or repealed by a vote of 80% in interest of all Shareholders, voting together as a single class, excluding any votes cast with respect to Interested Company Interests.

13.9. Voting Power. For purposes of this Article 13, the Growth Shares, Term Growth Shares, Preferred Shares and Preferred Capital Distribution Shares shall be deemed to have equal voting power on a share-for-share basis with respect to approval of matters set forth in this Article 13.

                                  ARTICLE 14

                           Miscellaneous Provisions

14.1. Notices.

(a) Except as otherwise provided in this Agreement or in the By-laws, any and all notices, consents, offers, elections and other communications required or permitted under this Agreement shall be deemed adequately given only if in writing and the same shall be delivered either in hand, by telecopy, or by mail or Federal Express or similar expedited commercial carrier, addressed to the recipient of the notice, postage prepaid and registered or certified with return receipt requested (if by mail), or with all freight charges prepaid (if by Federal Express or similar carrier).

(b) All notices, demands, and requests to be sent hereunder shall be deemed to have been given for all purposes of this Agreement upon the date of receipt or refusal.

(c) All such notices, demands and requests shall be addressed as follows: (i) if to the Company, to its principal place of business, as set forth in Article 2 hereof and (ii) if to a Shareholder, to the address of such Shareholder listed on the Company's Shareholder register.

(d) By giving to the other parties written notice thereof, the parties hereto and their respective successors and assigns shall have the right from time to time and at any time during the term of this Agreement to change their respective addresses effective upon receipt by the other parties of such notice and each shall have the right to specify as its address any other address.

14.2. Word Meanings. The words such as "herein", "hereinafter", "hereof" and "hereunder" refer to this Agreement as a whole and not merely to a subdivision in which such words appear unless the context otherwise requires. The singular shall include the plural and the masculine gender shall include the feminine and neuter, and vice versa, unless the context otherwise requires.

14.3. Binding Provisions. The covenants and agreements contained herein shall be binding upon, and inure to the benefit of, the heirs, legal representatives, successors and assigns of the respective parties hereto.

14.4. Amendment and Modification. Unless otherwise specifically provided in this Agreement, this Agreement may be amended, modified or supplemented only by the vote, at a duly held meeting, of more than 50% in interest of the then-outstanding New Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the aggregate then-outstanding New Shares), voting or acting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting); provided, however, that Section 8.1 shall not be amended, modified or supplemented, unless such amendment, modification or supplement receives the Consent of at least 80% in interest of the holders of then-outstanding New Shares.

14.5. Waiver. The waiver by any party hereto of a breach of any provisions contained herein shall be in writing, signed by the waiving party, and shall in no way be construed as a waiver of any succeeding breach of such provision or the waiver of the provision itself.

14.6. Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware, without regard to such state's laws concerning conflicts of laws. In the event of a conflict between any provision of this Agreement and any nonmandatory provision of the Act, the provision of this Agreement shall control and take precedence.

14.7. Separability of Provisions. Each provision of this Agreement shall be deemed severable, and if any part of any provision is held to be illegal, void, voidable, invalid, nonbinding or unenforceable in its entirety or partially or as to any party, for any reason, such provision may be changed, consistent with the intent of the parties hereto, to the extent reasonably necessary to make the provision, as so changed, legal, valid, binding and enforceable. If any provision of this Agreement is held to be illegal, void, voidable, invalid, nonbinding or unenforceable in its entirety or partially or as to any party, for any reason, and if such provision cannot be changed consistent with the intent of the parties hereto to make it fully legal, valid, binding and enforceable, then such provision shall be stricken from this Agreement, and the remaining provisions of this Agreement shall not in any way be affected or impaired, but shall remain in full force and effect.

14.8. Headings. The headings contained in this Agreement (including but not limited to the titles of the Schedules and Exhibits hereto) have been inserted for the convenience of reference only, and neither such headings nor the placement of any term hereof under any particular heading shall in any way restrict or modify any of the terms or provisions hereof.

14.9.  Further  Assurances.   The  Shareholders shall execute and deliver  such
further instruments and do such further acts and things as may be required to carry out the intent and purposes of this Agreement.

14.10.  Counterparts.   This  Agreement  may  be  executed  in  any  number  of
counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same instrument.

14.11. Entire Agreement. This Agreement, and all Schedules and Exhibits hereto, constitutes the entire agreement between the parties hereto with respect to the transactions contemplated herein, and supersedes all prior understandings or agreements, oral or written, between the parties.

IN WITNESS WHEREOF, the parties hereto, being the sole current Members of the Company, have executed and delivered this Amended and Restated Certificate of Formation and Operating Agreement as of the day and year first-above written.



MME I CORPORATION, (a Delaware corporation)

By: /S/  MARK K. JOSEPH

------------------------------------------
   Name: MARK K. JOSEPH,
   Title: PRESIDENT


MME II CORPORATION, (a Delaware corporation)


------------------------------------------
By: /S/  MARK K. JOSEPH
   Name: MARK K. JOSEPH,
   Title: PRESIDENT









                              BY-LAWS

                                OF

               MUNICIPAL MORTGAGE AND EQUITY, L.L.C.

              (a Delaware limited liability company)

          All capitalized words and terms used in these By-Laws and not defined herein shall have the respective meanings ascribed to them in the Amended and Restated Certificate of Formation and Operating Agreement of Municipal Mortgage and Equity, L.L.C. (the "Company"), as amended from time to time (the "Operating Agreement").

                             ARTICLE I.

                      OFFICES AND FISCAL YEAR
                      -----------------------

          1.1. REGISTERED OFFICE. The registered office of the Company shall be in the City of Wilmington, County of New Castle, State of Delaware until a change in such office is established by resolution of the Board of Directors and a statement of such change is filed in the manner provided by applicable law.

          1.2. OTHER OFFICES. The Company may also have offices and keep its books, documents and records at such other places within or without the State of Delaware as the Board of Directors may from time to time determine or the business of the Company may require.

          1.3.  FISCAL YEAR.   The  fiscal year of the Company shall end on
the last day of December in each year or on such other date as the Board of Directors may designate by resolution.

                            ARTICLE II.

                     MEETINGS OF SHAREHOLDERS
                     ------------------------

          2.1. ANNUAL MEETINGS. The annual meeting of Shareholders of the Company for the election of the appropriate class and number of Directors, pursuant to the terms of the Operating Agreement, and for the translation of such other business as properly may come before such meeting, shall be held at such place, either within or without the State of Delaware, and at such time and on such date as shall be fixed from time to time by resolution of the Board of Directors and set forth in the notice or waiver of notice of the meeting.

          2.2. SPECIAL MEETINGS. Subject to the provisions of Article 13 of the Operating Agreement, special meetings of Shareholders may be called at any time by the Board of Directors. In addition, a special meeting shall be called by the Board of Directors or the President, promptly upon receipt of a written request therefor from Shareholders holding in the aggregate at least ten percent in interest of the Shares which would be entitled to vote on any matter to be considered and acted upon at the special meeting being so called. If such officers or the Board of Directors shall fail to call such meeting within 20 days after receipt of such request, any Shareholder executing such request may call such meeting. Such special meetings of Shareholders shall be held at such places, within or without the State of Delaware, as shall be specified in the respective notices or waivers of notice thereof.

          2.3. NOTICE OF MEETINGS; WAIVER. (a) Subject to the provisions of Article 13 of the Operating Agreement, the Secretary or any Assistant Secretary shall cause written, telephonic or telecopied notice of the place, date, and hour of each meeting of Shareholders, and, in the case of a special meeting, the purpose or purposes for which such meeting is called, to be given personally or by telephone, facsimile, other electronic transmission, or mail, not less than ten nor more than 60 days prior to the meeting, to each Shareholder entitled to vote at such meeting. If such notice is mailed, it shall be deemed to have been given to a Shareholder when deposited in the United States mail, postage prepaid, directed to the Shareholder at his, her, or its address as it appears on the record of Shareholders of the Company, or, if he, she, or it shall have duly filed with the Secretary of the Company a written request that notices to him, her, or it be mailed to some other address, then directed to such other address. Such further notice shall be given as may be required by law.

          (b) No notice of any meeting of Shareholders need be given to any Shareholder who submits a signed waiver of notice, whether before or after the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of Shareholders need be specified in a written waiver of notice. The of any Shareholder at a meeting of Shareholders shall constitute a waiver of notice of such meeting, except when the Shareholder attends a meeting for the sole and express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the ground that the meeting is not lawfully called or convened.

          2.4. QUORUM. The required number of Shareholders to be present at any meeting of Shareholders so to constitute a quorum thereat shall be as set forth in the Operating Agreement.

          2.5. VOTING. Shareholders shall be entitled to vote on such actions as are specified in the Operating Agreement, and the required vote of Shareholders to approve any such actions shall be as is set forth in the Operating Agreement.

          2.6. ADJOURNMENT. If a quorum is not present at any meeting of Shareholders, the Shareholders present in person or by proxy shall have the power to adjourn any such meeting from time to time until a quorum is present. Notice of any adjourned meeting of Shareholders of the Company need not be given if the place, date, and hour thereof are announced at the meeting at which the adjournment is taken; PROVIDED, that if the adjournment is for more than 30 days, a notice of the adjourned meeting, conforming to the requirements of Section 2.3 hereof, shall be given to each Shareholder entitled to vote at such meeting. At any adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted on the original date of the meeting.

          2.7. PROXIES. (a) Any Shareholder entitled to vote at any meeting of Shareholders or to express consent to or dissent from action without a meeting may, by a written instrument signed by such Shareholder or his, her or its attorney-in-fact, authorize another Person to vote at any such meeting and express such consent or dissent for him, her or it by proxy. Execution may be accomplished by the Shareholder or his, her or its authorized officer, director, employee or agent signing such writing or causing his, her or its signature to be affixed to such writing by any reasonable means including, but not limited to, facsimile signature. A Shareholder may authorize another Person to act for him, her or it as proxy by transmitting or authorizing the transmission of a telegram, facsimile or other means of electronic transmission to the Person who will be the holder of the proxy; PROVIDED, that any such telegram, facsimile or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, facsimile or other electronic transmission was authorized by the Shareholder.

          (b) No such proxy shall be voted or acted upon after the expiration of the three years from the date of such proxy, unless such proxy provides for a longer period. Every proxy shall be revocable at the pleasure of the Shareholder executing it, except in those cases where applicable law provides that a proxy shall be irrevocable. A Shareholder may revoke any proxy that is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by filing another duly executed proxy bearing a later date with the Secretary. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power.

          2.8. ORGANIZATION; PROCEDURE. At every meeting of Shareholders, the presiding officer shall be the Chairman of the Board or, in the event of his or her absence or disability, the President or, in the event of his or her absence or disability, a presiding officer chosen by the Board of Directors prior to or at such meeting. The Secretary, any Assistant Secretary, or any appointee of the presiding officer shall act as secretary of the meeting. The order of business and all other matters of procedure at every meeting of Shareholders may be determined by such presiding officer.

          2.9. INSPECTORS. The presiding officer of the meeting of Shareholders shall appoint one or more inspectors to act at any meeting of Shareholders. Such inspectors shall perform such duties as shall be specified by the presiding officer of the meeting. Inspectors need not be Shareholders. No Director or nominee for the office of Director shall be appointed to be such inspector.

          2.10. CONSENT OF SHAREHOLDERS IN LIEU OF MEETING. (a) To the fullest extent permitted by the Delaware Limited Liability Company Act, DEL. CODE ANN. tit. 6, ch. 18, as amended from time to time (the "Act"), but subject to the terms of the Operating Agreement (which limit, define or modify such rights in certain circumstances), whenever the vote of Shareholders at a meeting is required or permitted to be taken for or in connection with any action, such action may be taken without a meeting, without prior notice, and without a vote of Shareholders, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of such percentage of the Shares entitled to vote as would be necessary under the terms of the Operating Agreement to authorize or take such action and shall be delivered to the Company by delivery to its registered office in the State of Delaware, its principal place of business, or a Director, officer, or agent of the Company having custody of the book in which proceedings of meetings of Shareholders are recorded.

          (b) Prompt written or telephonic notice of the taking of any action without a meeting by less than unanimous written consent of the Shareholders entitled to vote shall be given to those Shareholders (entitled to vote thereon) who have not consented in writing.

          2.11. ACTION BY TELEPHONIC COMMUNICATIONS. Shareholders may participate in a meeting of Shareholders by means of conference telephone or similar communications equipment by means of which all Persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

          2.12. SHAREHOLDER PROPOSALS. For any Shareholder proposal to be presented in connection with an annual meeting of Shareholders of the Company, as permitted by this Agreement or required by applicable law, including any proposal relating to the nomination of a person to be elected to the Board of Directors of the Company, the Shareholders must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a Shareholder's notice shall be delivered to the Secretary at the principal business offices of the Company not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the Shareholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such Shareholder's notice shall set forth (a) as to each person whom the Shareholder proposes to nominate for election or reelection as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); (b) as to any other business that the Shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such Shareholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the Shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such Shareholder, as they may appear on the Company's books, and of such beneficial owner and (ii) the class and number of Shares of the Company which are owned beneficially and of record by such Shareholder and such beneficial owner.

                            ARTICLE III.

                        BOARD OF DIRECTORS
                        ------------------

          3.1. GENERAL POWERS. Except as may otherwise be provided by the Act or by the terms of the Operating Agreement, the property, affairs and business of the Company shall be managed by or under the direction of the Board of Directors, and the Board of Directors may exercise all the powers of the Company as set forth in the Operating Agreement. The Directors shall act only as a Board or by designated committees, and the individual Directors shall have no power as such.

          3.2. NUMBER AND TERM OF OFFICE. The number and classes of Directors constituting the entire Board of Directors shall be as provided by the terms of the Operating Agreement. Each Director (whenever elected) shall, subject to the terms of the Operating Agreement, hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation, or removal. A Director shall not be required to be a Shareholder or a resident of the State of Delaware.

          3.3. ELECTION OF DIRECTORS. Except as provided in Section 3.12 hereof, or as otherwise provided in the Operating Agreement (with respect to Specially Appointed Directors(s), the Payments Director, or otherwise), the appropriate class and number of Directors shall be elected at each annual meeting of Shareholders. At each meeting of Shareholders for the election of Directors, provided a quorum of Shareholders is present, the appropriate class and number of Directors to be elected thereat shall be elected by the vote of Shareholders (entitled to vote thereon) set forth in the Operating Agreement. The Operating Agreement shall govern the election of specific classes of directors in addition to the Specially Appointed Director(s) and Payments Director.

          3.4. ANNUAL AND REGULAR MEETINGS. The annual meeting of the Board of Directors for the purpose of electing officers and for the transaction of such other business as may come before the meeting shall be held as soon as possible following adjournment of the annual meeting of Shareholders at the place of such annual meeting of Shareholders or at such other place as the Board of Directors may determine. Notice of such annual meeting of the Board of Directors need not be given. The Board of Directors from time to time may by resolution provide for the holding of regular meetings and fix the place (which may be within or without the State of Delaware) and the date and hour of such meetings. Notice of regular meetings need not be given; PROVIDED, that if the Board of Directors shall fix or change the time or place of any regular meeting, notice of such action shall be mailed, given by telephone, hand delivered or sent by facsimile promptly, to each Director who shall not have been present at the meeting at which such action was taken. Notice of such action need not be given to any Director who attends the first regular meeting after such action is taken without protesting the lack of notice to him or her, prior to or at the commencement of such meeting, or to any Director who submits a signed waiver of notice, whether before or after such meeting.

          3.5. SPECIAL MEETINGS; NOTICE. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, by the President or by a majority of the members of the Board of Directors, at such place (within or without the State of Delaware), date and hour as may be specified in the respective notices or waivers of notice of such meetings. Special meetings of the Board of Directors may be called on 24 hours' notice, if notice is given to each Director personally or by telephone or facsimile, or on three days' notice, if notice is mailed to each Director. Unless otherwise indicated in the notice thereof, and subject to the terms of Operating Agreement, any and all business may be transaction at any special meeting of the Board of Directors. Notice of any special meeting need not be given to any Director who attends such meeting without protesting the lack of notice to him or her, prior to or at the commencement of such meeting, or to any Director who submits a signed waiver of notice, whether before or after such meeting.

          3.6. QUORUM: VOTING. Subject to the terms of the Operating Agreement and these By-Laws with respect to matters on which action may be taken without the presence of a quorum, at all meetings of the Board of Directors, the presence of a majority of the members of the Board (including in such membership count the Specially Appointed Director(s) and the Payments Director) then in office as Directors shall constitute a quorum for the transaction of business. Except as otherwise required by law, and subject to the terms of the Operating Agreement and these By-Laws (with respect to the required vote of disinterested Directors on certain specified matters or otherwise), the vote of a majority of the Directors present at any meeting at which a quorum is present shall be the act of the Board of Directors.

          3.7. ADJOURNMENT. A majority of the Directors present, whether or not a quorum is present, may adjourn any meeting of the Board of Directors to another time or place. No notice need be given of any adjourned meeting unless the time and place of the adjourned meeting are not announced at the time of adjournment, in which case notice conforming to the requirements of Section 3.5 hereof shall be given to each Director.

          3.8. ACTION WITHOUT A MEETING. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all members of the Board of Directors consent thereto in writing, and such writing or writings are filed with the minutes of proceedings of the Board of Directors.

          3.9. REGULATIONS: MANNER OF ACTING. To the extent consistent with applicable law and the terms of the Operating Agreement, the Board of Directors may adopt such rules and regulations for the conduct of meetings of the Board of Directors and for the management of the property, affairs and business of the Company as the Board of Directors may deem appropriate.

          3.10. ACTION BY TELEPHONIC COMMUNICATIONS. Members of the Board of Directors may participate in a meeting of the Board of Directors by means of conference telephone or similar communications equipment by means of which all Persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

          3.11. RESIGNATIONS; REMOVAL. Subject to the terms of the Operating Agreement, a Director may resign at any time upon 60 days' prior written notice to the Company. A Director may be removed, with or without cause at any time pursuant to the terms of the Operating Agreement.

          3.12. VACANCIES AND NEWLY CREATED DIRECTORSHIPS. Subject to the terms of the Operating Agreement (with respect to the Specially Appointed Director(s), Payments Director, or other Directors to be elected by a specific class of Shares), if any vacancies shall exist or occur in the Board of Directors, by reason of death, resignation, removal or otherwise, or if the authorized number of Directors shall be increased by the Board of Directors or by the Operating Agreement, the Directors then in office shall continue to act, and such vacancies and newly created directorships may be filled by a majority of the Directors then in office, although less than a quorum. A Director elected to fill a vacancy or a newly created position on the Board shall hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Any such vacancy or newly created position on the Board of Directors also may be filled at any time by vote of Shareholders pursuant to the terms of the Operating Agreement and Section 3.3 hereof. In the event that a vacancy on the Board of Directors is filled pursuant to the terms of this
Section 3.12, any such replacement shall assume the term of his/her predecessor.

          3.13. BOOKS AND RECORDS. (a) The Board of Directors shall cause to be kept complete and accurate books and records of account of the Company. The books of the Company (other than books required to maintain Capital Accounts) shall be kept on a basis that permits the preparation of financial statements in accordance with generally accepted accounting principles, and shall be made available to the Board of Directors for review from time to time, at the principal business office of the Company.

          (b) In addition to the foregoing, and for purposes of fully complying with the Act so to allow Shareholders access to certain information relating to the Company (for any purpose reasonably related to the requesting Shareholder's interest as a Shareholder of the Company), the Company shall maintain at its principal business office the following information: (i) a current list of the full name and last known business or mailing address of each Shareholder and Director, set forth in alphabetical order, (ii) a copy of the Certificate, the Operating Agreement and By-Laws including all amendments thereto, and executed copies of all powers of attorney pursuant to which the Certificate, the Operating Agreement or any amendment thereto has been executed, (iii) copies of the Company's federal, state and local income tax returns and reports, for each fiscal year of the Company, (iv) copies of any financial statements of the Company for the three most recent years (or for such number of years as shall be necessary to afford a Shareholder full information regarding the financial condition of the Company), (v) true and full information regarding the status of the business of the Company, (vi) true and full information regarding the amount of cash and a description and statement of the agreed value of any other property or services contributed by each Shareholder and which each Shareholder has agreed to contribute in the future, and the date on which each became a Shareholder, and (vii) all other records and information required to be maintained pursuant to the Act. A Shareholder desiring to review any of the foregoing information must, prior to being given access to such information, make a written request on the Board of Directors or President of the Company for permission to review such information. Whether or not to allow access to Shareholders to any of the foregoing information shall be at the sole discretion of the Board of Directors or President of the Company, and shall be subject to such reasonable standards (including standards governing what information and documents are to be furnished at what time and location and at whose expense) as shall be established by the Board of Directors or President of the Company from time to time.

          (c) Notwithstanding anything contained in the foregoing to the contrary, but subject to the provisions of the Act, the Board of Directors and the President each has the right to keep confidential from the Shareholders, for such period of time as the Board of Directors or President deems reasonable, any information which the Board of Directors or President reasonably believes to be in the nature of trade secrets or other information the disclosure of which the Board of Directors or President in good faith believes is not in the best interest of the Company or could damage the Company or its business or which the Company is required by law or by agreement with a third party to keep confidential.

          3.14. REPORTS. Forthwith upon request, the Board of Directors shall, at the cost and expense of the Company, cause the officers of the Company to furnish to each Director such information bearing on the financial condition and operations of the Company as any such Director may from time to time reasonably request, provided however, that such Director shall hold and maintain all such information in confidence unless otherwise approved in advance by the Board of Directors.

          3.15. COMPENSATION TO DIRECTORS. Compensation for any Director shall be determined by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors be less than a quorum. Upon submission of appropriate documentation, the Company shall reimburse Directors for all reasonable costs and expenses incurred by each Director in the performance of his/her duties as a Director of the Company.

          3.16. RESERVES. The Board of Directors may from time to time in its discretion establish reasonable cash reserves.

          3.17. COMMITTEES OF THE BOARD OF DIRECTORS. The Board of Directors may, from time to time, establish committees of the Board of Directors to exercise such powers and authorities of the Board of Directors and to perform such other functions, as the Board of Directors may from time to time determine by resolution. Such committees shall be composed of two or more Directors. The Chairman of the Board shall appoint the chairman of each such committee, and the Board of Directors shall appoint the remaining members of the committee.

                            ARTICLE IV.

                             OFFICERS
                             --------

          4.1. NUMBER. The officers of the Company shall consist of a Chairman of the Board, a President, one or more Vice-Presidents, a Secretary, a Chief Financial Officer, and, if deemed necessary, expedient, or desirable by the Board of Directors, one or more Assistant Secretaries, one or more Assistant Financial Officers, and such other officers with such titles as the resolution of the Board of Directors choosing them shall designate.

          4.2. ELECTION. Unless otherwise determined by the Board of Directors, the officers of the Company shall be elected by the Board of Directors at the annual meeting of the Board of Directors, and shall be elected to hold office until the next succeeding annual meeting of the Board of Directors. In the event of the failure to elect officers at such annual meeting, officers may be elected at any regular or special meeting of the Board of Directors. Each officer shall hold office until his or her successor has been elected and qualified, or until his or her earlier death, resignation or removal.

          4.3. SALARIES. The salaries of the Chief Executive Officer and the Executive and Senior Vice Presidents of the Company shall be fixed by the Compensation Commitee; the salaries of the other officers, employees and agents of the Company shall be fixed by the Board of Directors.

          4.4. RESIGNATION, VACANCIES AND REMOVAL. Subject to any employment contractual arrangements that may be in place with the Company, any officer may resign at any time by giving written notice of resignation, signed by such officer, to the Board of Directors, at the Company's principal office. Unless otherwise specified therein, such resignation shall take effect upon delivery. Any vacancy occurring in any office of the Company by death, resignation, removal or otherwise, shall, subject to the terms of the Operating Agreement, be filled by the Board of Directors. Subject to any employment contractual arrangements that may be in place with the Company, all officers, agents and employees of the Company shall be subject to removal with or without cause at any time by the affirmative vote of a majority of all members of the Board of Directors then in office.

          4.5.  AUTHORITY  AND DUTIES  OF  OFFICERS.   The  officers of the
Company shall have such authority and shall exercise such powers and perform such duties as may be specified in the Operating Agreement, in these By-Laws or from time to time by the Board of Directors, except that in any event each officer shall exercise such powers and perform such duties as may be required by law. The express powers and duties set forth below for each officer shall not restrict nor be in limitation of any powers or duties that may be delegated to any such officer by the Board of Directors or the President.

          4.6. THE CHAIRMAN OF THE BOARD. The Chairman of the Board shall preside at all meeting of the Shareholders and of the Board of Directors at which he or she is present. The Chairman of the Board (a) shall perform all of the duties usually incident to such office, subject to the direction of the Board of Directors and (b) shall perform such other duties as may from time to time be assigned by the Board of Directors to the Chairman of the Board.

          4.7. THE PRESIDENT. The President shall be the chief executive officer and the chief operating officer of the Company, shall have general control and supervision of the policies and operations of the Company, and shall see that all orders and resolutions of the Board of Directors are carried into effect. He or she shall manage and administer the Company's business and affairs. In the event of the absence or disability of the Chairman of the Board, the President shall preside at all meetings of the

Shareholders and the Directors at which he or she is present. He or she shall have the authority to sign, in the name and on behalf of the Company, checks, orders, contracts, leases, notes, drafts and other documents and instruments in connection with the business of the Company, and together with the Secretary or an Assistant Secretary, conveyances of real estate and other documents and instruments to which the seal of the Company, if any, is affixed, subject to any requirements for prior approval of the Board of Directors and/or the Shareholders contained in the Act or in the Operating Agreement. He or she shall have the authority to cause the employment or appointment of such employees and agents of the Company as the conduct of the business of the Company may require, and to remove or suspend any employee or agent elected or appointed by him or her. The President shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

          4.8. THE VICE PRESIDENT. If one or more Vice Presidents is elected, he/they shall perform the duties of the President in his absence (in their order of rank) and such other duties as may from time to time be assigned to them by the Board of Directors or the President.

          4.9. THE SECRETARY. The Secretary shall have the following powers and duties: (a) keep or cause to be kept a record of all the proceedings of the meetings of Shareholders and of the Board of Directors in books provided for that purpose; (b) cause all notices to be duly given in accordance with the provisions of these By-Laws and as required by law;
(c) be the custodian of the records of the Company; (d) properly maintain and file all books, reports, statements, certificates and all other documents and records required by law, the terms of the Operating Agreement or these By-Laws; (e) have charge of the books and ledgers of the Company and cause the books to be kept in such manner as to show at any time the Shares of all Shareholders, the names (alphabetically arranged) and the addresses of the Shareholders, the Shares held by such Shareholders, and the date as of which each became a Shareholder; (f) sign (unless the Chief Financial Officer, an Assistant Financial Officer or Assistant Secretary shall have signed) certificates (if any) representing Shares, the issuance of which shall have been authorized by the Board of Directors; and (g) perform, in general, all duties incident to the officer of Secretary and such other duties as may be assigned to him or her from time to time by the Board of Directors or the President.

          4.10. THE CHIEF FINANCIAL OFFICER. The Chief Financial Officer shall have the following powers and duties: (a) have charge and supervision over and be responsible for the moneys, securities, receipts and disbursements of the Company, and shall keep or cause to be kept full and accurate records of all receipts of the Company; (b) cause the moneys and other valuable effects of the Company to be deposited in the name and to the credit of the Company in such banks or trust companies or with such bankers or other depositaries as shall be selected in accordance with the terms of the Operating Agreement and these By-Laws; (c) cause the moneys of the Company to be disbursed by checks or drafts (signed as provided in
Section 7.2 hereof) upon the authorized depositaries of the Company and cause to be taken and preserved proper vouchers for all moneys disbursed;
(d) render to the Board of Directors, individual directors or the President, whenever requested, a statement of the financial condition of the Company and of all his or her transactions as Chief Financial Officer, and render a full financial report at the annual meeting of the
Shareholders,  if  called  upon to do so by the Board of Directors  or  the

President; (e) be empowered from time to time to require from any officers or agents of the Company reports or statements giving such information as he or she may desire with respect to any and all financial transactions of the Company; (f) sign (unless an Assistant Financial Officer or the Secretary or an Assistant Secretary shall have signed) certificates (if any) representing Shares, the issuance of which shall have been authorized by the Board of Directors; and (g) perform, in general, all duties incident to the office of Chief Financial Officer and such other duties as may be assigned to him or her from time to time by the Board of Directors or the President.

          4.11. ADDITIONAL OFFICERS. The Board of Directors may appoint such other officers and agents as it may deem appropriate, and such other officers and agents shall hold their offices for such terms and shall exercise such powers and perform such duties as may be determined from time to time by the Board of Directors. The Board of Directors from time to time may delegate to any officer or agent the power to appoint subordinate officers or agents and to prescribe their respective rights, terms of office, authorities and duties. Any such officer or agent may remove any such subordinate officer or agent appointed by him or her, for or without cause.

          4.12. FAILURE TO ELECT. A failure to elect officers shall not dissolve or otherwise affect the Company.

                            ARTICLE V.

                     NOTICE; WAIVERS OF NOTICE
                     -------------------------

          5.1. NOTICE, WHAT CONSTITUTES. Except as otherwise provided by the terms of these By-Laws, any provision of applicable law, the Operating Agreement or these By-Laws which requires notice to be given to any Director or Shareholder of the Company shall not be deemed or construed to require personal notice (unless otherwise expressly provided therein), such notice may be given in writing and delivered by telecopy, first or second class mail or Federal Express or similar expedited commercial carrier, addressed to such Director or Shareholder at his address as it appears on the records of the Company, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same is received or deposited in the U.S. mail or with Federal Express or similar expedited commercial carrier or at the time it is telecopied.

          Whenever any notice is required to be given by applicable law, the terms of the Operating Agreement or these By-Laws to any Shareholder, to whom (a) notice of two consecutive annual meetings, and all notices of meetings or of the taking of action by written consent without a meeting to such Shareholder during the period between such two consecutive annual meetings, or (b) all, and at least two, distributions (if sent by first class mail, Federal Express or similar expedited commercial carrier) during a twelve-month period, have been mailed addressed to such Shareholder at his address as shown on the records of the Company and have been returned undeliverable, the giving of such notice to such Shareholder shall not thereafter be required. Any action or meeting which shall be taken or held without notice to such Shareholder shall have the same force and effect as if such notice had been duly given.

          If any such Shareholder shall deliver to the Company a written notice setting forth his then current address, the requirement that notice be given to such Shareholder shall be reinstated.

          5.2. WAIVERS OF NOTICE. Except as otherwise provided by the terms of these By-Laws, whenever any notice is required to be given under applicable law, the terms of the Operating Agreement or these By-Laws, a written waiver thereof, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Except as otherwise provided by applicable law, the terms of the Operating Agreement or these By-Laws, neither the business to be transacted at, nor the purpose of, any regular or special meeting of Shareholders, Directors or members of a committee of Directors need be specified in any written waiver of notice of such meeting.

                            ARTICLE VI.

              CERTIFICATES OF SHARES, TRANSFER, ETC.
              --------------------------------------

          6.1. ISSUANCE. Each Shareholder shall be entitled to a certificate or certificates for Shares of the Company owned by him, her or it upon his, her or its request therefor. The Share certificates of the Company shall be registered in the Share ledger and transfer books of the Company as they are issued. They shall be signed by (i) the Chairman of the Board, the President or a Vice-President, and (ii) the Secretary or an Assistant Secretary, if any, or by the Chief Financial Officer or an Assistant Financial Officer, if any; and shall bear the Company's seal, if any, which may be a facsimile, engraved or printed. Any or all of the signatures upon such certificate may be a facsimile, engraved or printed. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, any share certificate shall have ceased to be such officer, transfer agent or registrar before the certificate is issued, it may be issued with the same effect as if he or she were such officer, transfer agent or registrar at the date of its issue.

          6.2. TRANSFER, LEGENDS, ETC. Upon surrender to the Company or the transfer agent of the Company of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, the Company shall issue a new certificate to the person entitled thereto, cancel the old certificate, and record the reaction upon its books. Subject to applicable law, the Board of Directors may, by resolution, (a) impose restrictions on transfer or registration of transfer of Shares of the Company, and (b) require as a condition to the issuance or transfer of such Shares that the person or persons to whom such Shares are to be issued or transferred agree in writing to such restrictions. In the event that any such restrictions on transfer or registration of transfer are so imposed, the Company shall require that such restrictions be conspicuously noted on all certificates representing such Shares.

          6.3. SHARE CERTIFICATE. Share certificates of the Company shall be in such form as is required or authorized by statute and approved by the Board of Directors. The Share record books and the blank Share certificate books shall be kept by the Secretary or an Assistant Secretary, if any, or by any agent designated by the Board of Directors for that purpose.

          6.4. LOST, STOLEN, DEFACED, WORN OUT, OR DESTROYED. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Company alleged to have been lost, stolen, defaced, worn out or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of Share to be lost, stolen, defaced, worn out or destroyed. When authorizing such issuance of a new certificate or certificates, the Company may, as a condition precedent thereto, (a) require the owner of any defaced or worn out certificate to deliver such certificate to the Company and order the cancellation of the same, and (b) require the owner of any lost, stolen, or destroyed certificate or certificates, or his, her or its legal representative, to advertise the same in such manner as the Company shall require and to give the Company a bond in such sum as it may direct as indemnity against any claim that may be made against the Company with respect to the certificate alleged to have been lost, stolen, or destroyed. Thereupon, the Company may cause to be issued to such person a new certificate in replacement for the certificate alleged to have been lost, stolen, defaced, worn out or destroyed. Upon the stub of every new certificate so issued shall be noted the fact of such issue and the number, date and name of the registered owner of the lost, stolen, defaced, worn out or destroyed certificate in lieu of which the new certificate is issued. Every certificate issued hereunder shall be issued without payment to the Company for such certificate; provided, that there shall be paid to the Company a sum equal to any exceptional expenses incurred by the Company in providing for or obtaining any such indemnity and security as is referred to herein.

          6.5. RECORD HOLDER OF SHARES. Except as otherwise provided by applicable law, the terms of the Operating Agreement, or these By-Laws, the Company (a) shall be entitled to recognize the exclusive right of a person registered on its books as the owner of Shares to receive distributions and to vote as such owner and (b) shall not be bound to recognize any equitable or other claim to or interest in such Share or Shares on the part of any other person, whether or not it shall have express or other notice thereon.

          The Company may treat a fiduciary as having capacity and authority to exercise all rights of ownership in respect of Shares of record in the name of a decedent holder, a person, firm or corporation in conservation, receivership or bankruptcy, a minor, an incompetent person, or a person under disability, as the case may be, for whom such fiduciary is acting, and the Company, its transfer agent and its registrar, if any, upon presentation of evidence of appointment of such fiduciary shall be under no duty to inquire as to the powers of such fiduciary and shall not be liable for any loss caused by any act done or omitted to be done by the Company or its transfer agent or registrar, if any, in reliance thereon.

          6.6. DETERMINATION OF SHAREHOLDERS OF RECORD. In order that the Company may determine the Shareholders entitled to notice of or to vote at any meeting of Shareholders or any adjournment thereof, or to express consent to the Company's actions in writing without a meeting, or entitled to exercise any rights in respect of any change, conversion or exchange of Shares, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) calendar days before the date of such meeting, nor more than sixty (60) calendar days prior to any other action.

          If no record date is fixed:

          (a) The record date for determining Shareholders entitled to notice of or to vote at a meeting of Shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

          (b) The record date for determining Shareholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed.

          (c) The record date for determining Shareholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

A determination of Shareholders of record entitled to notice of or to vote at a meeting of Shareholders shall apply to any adjournment of the meeting; provided, that the Board of Directors may fix a new record date for the adjourned meeting.

          6.7. APPOINTMENT OF TRANSFER AGENTS, REGISTRARS, ETC. The Board of Directors may from time to time by resolution appoint (a) one or more transfer agents and registrars for the Shares of the Company, (b) a plan agent to administer any employee benefit, dividend reinvestment, or similar plan of the Company, and (c) a dividend disbursing agent to disburse any and all dividends authorized by the Board and payable with respect to the Shares of the Company. The Board of Directors shall also have authority to make such other rules and regulations, not inconsistent with applicable law, the terms of the Operating Agreement or these By-Laws, as it deems necessary or advisable with respect to the issuance, transfer and registration of certificates for Shares and the Shares represented thereby.

                            ARTICLE VII.

                        GENERAL PROVISIONS
                        ------------------

          7.1. CONTRACTS, ETC. Except as otherwise provided by applicable law, the terms of the Operating Agreement or these By-Laws, the Board of Directors may authorize any officer or officers, any employee or employees, or any agent or agents, to enter into any contract or to execute, acknowledge or deliver any agreement, deed, mortgage, bond or other instrument in the name of and on behalf of the Company, and to affix the Company's seal, if any, thereon. Such authority may be general or confined to specific instances.

          7.2. CHECKS. All checks, notes, obligations, bills of exchange, acceptances or other orders in writing shall be signed by such person or persons as the Board of Directors may from time to time designate by resolution, or by those officers of the Corporation given such express authority by the terms of these By-Laws.

          7.3. COMPANY'S SEAL. The Company's seal, if any such seal is approved by the Board of Directors, shall have inscribed thereon the name of the Company and the year of its formation. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.

          7.4. DEPOSITS. All funds of the Company shall be deposited from time to time to the credit of the credit of the Company in such banks, trust companies or other depositories as the Board of Directors may approve or designate, and all such funds shall be withdrawn only upon checks or other orders signed by such one or more officers, employees or agents as designated in the Operating Agreement, in these By-Laws or from time to time by the Board of Directors.

          7.5. AMENDMENT OF BY-LAW. Except as otherwise provided by the terms of the Operating Agreement, these By-Laws may be amended, modified or repealed, or new By-Laws may be adopted, by the affirmative vote of a majority of all members of the Board of Directors then in office at any regular meeting of the Board of Directors, or at any special meeting thereof, if notice of such amendment, modification, repeal, or adoption of new By-Laws is contained in the notice of such special meeting.

          7.6. OPERATING AGREEMENT. In the event of a conflict between the provisions of these By-Laws and the Provisions of the Operating Agreement or of applicable law, the terms of the Operating Agreement or of such law, respectively, shall control.

                           * * * * * * *

                                                                   NH43953.1

                   EXHIBIT NO. 11
         COMPUTATION OF EARNINGS PER SHARE


   A dual presentation of basic and diluted EPS is presented for Growth
Shares. Basic EPS is calculated by dividing net income allocable to Growth Shares by the weighted average number of Growth Shares outstanding. In addition to Growth Shares that are issued and outstanding, the weighted average shares outstanding includes the Deferred Shares payable under the Directors' Plan (see Note 16 to the Company's Form 10-K included herein) and the vested portion of restricted shares granted to officers (see Note 16 to the Company's Form 10-K included herein).

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



                              For the year ended December 31, 1997
                          (in thousands, except share and per share data)
                            ------------------------------------------
                                  Income       Shares         Per Share
                                (Numerator)  (Denominator)     Amount
                             --------------  -------------- --------------
Basic EPS

Income allocable to growth shares $16,739    11,094,881     $   1.51

Effect of Dilutive Securities

Options and restricted shares           -        59,611

Convertible preferred shares
  (including term growth shares)    2,058     1,383,025
                             -------------- -------------- --------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions       $18,797    12,537,517    $   1.50
                             ============== ============== =============



                               For the period ended December 31, 1996
                            (in thousands, except share and per share data)
                            ------------------------------------------
                                   Income        Shares       Per Share
                                 (Numerator)  (Denominator)    Amount
                              --------------- --------------- -----------
Basic EPS

Income allocable to growth shares $  6,275         11,122,705    $ 0.56

Effect of Dilutive Securities

Options and restricted shares            -                343

Convertible preferred shares
  (including term growth shares)         -                  -
                            ----------------- -------------- ----------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions      $6,275         11,123,048    $ 0.56
                            ================= ============= ===========



   For the period ended December 31, 1996, the effect of the potential dilution from the conversion of the preferred shares is not included in the calculation of diluted EPS because the effect of the conversion would have been anti-dilutive.



                      EXHIBIT 21
           SUBSIDIARIES OF THE REGISTRANT



Name of Subsidiary                         Jurisdiction of Incorporation

SCA Tax Exempt Trust                        Maryland
MMACap, LLC                                 Delaware
Municipal Mortgage Servicing, LLC           Maryland
Municipal Mortgage Investments, LLC         Maryland


