Form 10-Q/A
period 1998-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-05-29
CIK 1003201

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

              FORM 10-Q/A Amendment #1

Quarterly Report Pursuant to Section 13 or 15(d) of
          Securities Exchange Act of 1934

For the period ended: March 31, 1998       Commission file number:  001-11981


        MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Exact name of registrant as specified in its charter)

       Delaware                           52-1449733
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

       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
         INDEX TO FORM 10-Q/A Amendment #1

DESCRIPTION OF AMENDMENT:

AMENDMENT #1:

A) Item 6 (a) has been amended to reflect additional exhibits furnished as part of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.


Part I- FINANCIAL INFORMATION

Item

1. Financial Statements (previously filed on May 14, 1998)

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (previously filed on May 14, 1998)


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

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        3.1  Amended and Restated Certificate of Formation and
             Operating Agreement of the Company (filed as Item
             14 (c) Exhibit 3.1 to the Company's current report on Form 10-K/A - Amendment #1, filed with the
             Commission on May 29, 1998 and incorporated by reference herein).

        3.2  By-laws of the Company (filed as Item 14 (c) Exhibit
             3.2 to the Company's current report on Form 10-K/A
             - Amendment #1, filed with the Commission on May
             29, 1998 and incorporated by reference herein).

        10.1 Employment Agreement between the Registrant and
             Mark K. Joseph, dated August 1, 1996 (filed as Item
             7 (c) Exhibit 10.1 to the Company's Form 8-K, File No. 001-11981, and incorporated by reference herein).

        10.2 Employment Agreement between the Registrant and Michael L. Falcone, dated August 1, 1996 (filed as
             Item 7 (c) Exhibit 10.2 to the Company's Form 8-K, File No. 001-11981, and incorporated by reference herein).

        10.3 Employment Agreement between the Registrant and Thomas R. Hobbs, dated August 1, 1996 (filed as Item 7 (c) Exhibit 10.3 to the Company's Form 8-K, File No. 001-11981, and incorporated by reference herein).

        10.4 Master Repurchase Agreement among the Registrant, Trio Portfolio Investors, L.L.C., Rio Portfolio Partners, L.P., Blackrock Capital Finance, L.P., Brazos Fund, L.P. and M.F. Swapco, Inc. dated June 30, 1997 (filed as Item 7 (c) Exhibit 10.4 to the Company's Form 8-K, File No. 001-11981, and incorporated by reference herein).

        11   Computation of Earnings Per Share

        27   Financial Data Schedule

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

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
    __________________
    Mark K. Joseph
    Chief Executive Officer


DATED:  May 29, 1998

                 INDEX TO EXHIBITS

Exhibit
Number            Document

  11              Computation of Earnings Per Share

 27               Financial Data Schedule (previously filed on May 14,
1998)




                   EXHIBIT NO. 11
         COMPUTATION OF EARNINGS PER SHARE


   The following table reconcile the numerators and denominators in the basic and diluted EPS calculations for the three months ended March 31, 1998 and 1997:




                              For the three months ended March 31, 1998
                             (in thousands, except share and per share data)
                               ------------------------------------------
                                    Income        Shares          Per Share
                                  (Numerator)  (Denominator)       Amount
                               --------------  --------------   --------------
Basic EPS

Income allocable to growth shares  $5,530         13,3336,903      $      0.41
                                                                   ===========
Effect of Dilutive Securities

Options and restricted shares           -             218,553

Convertible preferred shares
  (Series I Preferred Shares)         218             546,446
                                 ------------ -----------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions        $5,748          14,101,902     $       0.41
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





