Form 10-Q/A
period 1998-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-07-01
CIK 1003201

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549

              FORM 10-Q/A Amendment #2

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

       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
         INDEX TO FORM 10-Q/A Amendment #2

DESCRIPTION OF AMENDMENTS:

AMENDMENT #1:
A) Item 6(a) has been amended to reflect additional exhibits furnished as part of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (previously filed on May 29, 1998).

AMENDMENT #2:
A) The following components of Item 1 and Item 6(a) have been amended to properly reflect the tender and purchase of Series I and Series II Preferred Shares and Series I and Series II Preferred Capital
   Distribution Shares as disclosed in Note 19 to the Registrant's 1997 Annual Report on Form 10-K/A:

   1) Item 1 - Balance Sheet and Statement of Shareholders' Equity - Series I and Series II Preferred Shares, Series I and Series II Preferred Capital Distribution Shares and Growth Shares equity at March 31, 1998
   2) Item 1 - Income Statement and Note 6 - Diluted weighted average shares outstanding
   3)   Item 6(a) - Exhibit No. 11 - Computation of Earnings per
        Share - Diluted weighted average shares outstanding
   4)   Item 6(a) - Exhibit No. 27 - Financial Data Schedule - Series
        I and Series II Preferred Shares, Series I and Series II Preferred Capital Distribution Shares and Growth Shares equity at March
        31, 1998

Part I- FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (previously filed on May 14, 1998)

Part II- OTHER INFORMATION
Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (unaudited)

                                         March 31,     December 31,
                                            1998          1997
                                         -----------   ----------
ASSETS

Cash and cash equivalents                   $26,294       $7,370
Interest receivable                           1,532        1,472
Investment in mortgage revenue bonds,
 net (Note 2)                               127,565      182,035
Investment in mortgage revenue bonds
 pledged, net (Note 2)                       57,925            -
Investment in other bond related
 investments, net (Note 3)                   71,106       38,926
Investment in parity working capital loans, demand
  notes and other loans, net  (Note 4)       20,791       11,491
Other assets                                    305          477
Restricted assets                             1,330        1,330
                                         -----------   ----------
  TOTAL ASSETS                             $306,848     $243,101
                                         ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses        $1,174       $1,000
Unearned revenue                                687          702
                                         -----------   ----------
  TOTAL LIABILITIES                           1,861        1,702
                                         -----------   ----------

Commitments and contingencies                     -           -

Shareholders' equity:
Preferred shares:
  Series I (15,590 and 16,329 shares
    issued and outstanding, respectively)    10,799       11,308
  Series II (7,350 and 7,637 shares
    issued and outstanding, respectively)     6,017        6,230
Preferred capital distribution shares:
  Series I (8,325 and 8,909 shares issued
    and outstanding, respectively)            4,263        4,559
  Series II (3,535 and 3,809 shares issued
    and outstanding, respectively)            1,985        2,126
Term growth shares (2,000 shares issued
    and outstanding)                            125           97
Growth shares (14,419,123 shares, including
    14,399,668 issued, 4,356 deferred, and
    15,099 restricted shares at March 31, 1998
    and 11,166,227 shares, including 11,153,168
    issued, 3,685 deferred, and 9,374 restricted
    shares at December 31, 1997)            256,816      192,504
Less growth shares held in treasury at cost
    (59,716 shares and 60,077, respectively)   (917)        (922)
Less unearned compensation  - restricted
                              shares         (1,799)      (1,865)
Accumulated other comprehensive income       27,698       27,362
                                         -----------   ----------
  TOTAL SHAREHOLDERS' EQUITY                304,987      241,399
                                         -----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $306,848     $243,101
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
                                         ===========   ==========


NET INCOME ALLOCATED TO:
  Preferred shares:
    Series I ($13.96 and $13.55 per
       share, respectively)                   $218         $221
                                         ===========   ==========
    Series II ($19.78 and $16.05 per
       share, respectively)                   $146         $123
                                         ===========   ==========
  Preferred capital distribution shares:
    Series I ($11.55 and $11.18 per
       share, respectively)                    $96         $100
                                         ===========   ==========
    Series II ($16.46 and $12.61 per
       share, respectively)                    $58          $48
                                         ===========   ==========
  Term growth shares                          $125          $91
                                         ===========   ==========
  Growth shares                             $5,530       $3,949
                                         ===========   ==========
Net income per growth share

  Basic                                       $0.41        $0.36
                                         ===========   ==========
  Diluted
                                              $0.41        $0.36
                                         ===========   ==========
Weighted average growth shares outstanding

  Basic                                   13,336,903   11,093,415
                                         ===========   ==========
  Diluted                                 14,098,161   11,095,175
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



                                                 Preferred Capital
                            Preferred Shares    Distribution Shares       Term
                           ------------------- ---------------------     Growth
                            Series I Series II   Series I  Series II     Shares
                           --------- ---------  ---------  --------    ---------
Balance, January 1, 1998     $11,308   $6,230    $4,559    $2,126       $   97
 Comprehensive income:
   Net Income                    218      146        96        58          125
   Unrealized gains on investments,
   net of reclassification         -        -         -         -            -
 Total comprehensive income
 Distributions                  (215)    (125)      (93)      (46)         (97)
 Reissuance of treasury shares     -        -         -         -            -
 Options exercised                 -        -         -         -            -
 Deferred shares issued under the
   Non-Employee Directors'
   Share Plan                      -        -         -         -            -
 Issuance of Growth Shares         -        -         -         -            -
 Retirement of preferred shares (512)    (234)     (299)     (153)           -
 Amortization of unearned
  compensation                     -        -         -         -            -
                             -------   -------   -------   -------      --------
Balance, March 31, 1998      $10,799   $6,017    $4,263    $1,985         $125
                            ========   =======   =======   =======      ========



                                                 Preferred Capital
                             Preferred Shares    Distribution Shares     Term
                            ------------------   --------------------    Growth
                           Series I   Series II  Series I   Series II    Shares
                          ---------  ----------- --------  ----------    ------
SHARE ACTIVITY:
Balance, January 1, 1998     16,329     7,637      8,909    3,809         2,000
  Reissuance of treasury shares   -         -          -        -             -
  Issuance of growth shares       -         -          -        -             -
  Retirement of Preferred
  shares                       (739)     (287)      (584)    (274)            -
  Options exercised               -         -          -        -             -
  Deferred shares issued under the
    Non-Employee Directors' Share
    Plan                          -         -          -        -             -
  Vesting of restricted shares    -         -          -        -             -
                           ---------  -----------  -------- ----------    ------
Balance, March 31, 1998      15,590     7,350      8,325    3,535         2,000
                           ========= ============  ======== ==========    ======

                                                             Accumulated
                                                                Other
                               Growth   Treasury   Unearned  Comprehensive
                               Shares    Shares  Compensation   Income     Total
                             --------- --------- ------------ --------- --------
Balance, January 1, 1998      $ 192,504  $ (922)  $ (1,865)   $ 27,362  $241,399
  Comprehensive income:
    Net income                    5,530       -          -           -
    Unrealized gains on investments,
    net of reclassification          -        -          -         336
  Total comprehensive income                                              6,509
  Distributions                  (4,110)      -          -           -   (4,686)
  Reissuance of treasury shares       2       5          -           -        7
  Options exercised                   7       -          -           -        7
  Deferred shares issued under the
    Non-Employee Directors' Share
    Plan                             15       -          -           -       15
  Issuance of growth shares      62,714       -          -           -   62,714
  Retirement of preferred shares    154       -          -           -  (1,044)
  Amortization of unearned
    compensation                      -       -         66           -       66
                              --------- --------- ----------- --------- --------
Balance, March 31, 1998        $256,816  $ (917)   $(1,799)  $  27,698 $304,987
                              =========  ========= =========== ======= ========



                                  Growth       Treasury
                                  Shares        Shares
                                  ----------   ----------
SHARE ACTIVITY:
Balance, January 1, 1998          11,106,150    60,077
  Reissuance of treasury shares          361      (361)
  Issuance of growth shares        3,246,000         -
  Retirement of preferred shares           -         -
  Options exercised                      500         -
  Deferred shares issued under the
    Non-Employee Directors' Share
    Plan                                 671         -
  Vesting of restricted shares         5,725         -
                                  ---------- -----------
Balance, March 31, 1998           14,359,407    59,716
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
                                  (Numerator) (Denominator)     Amount
                               -------------- -------------- --------------
Basic EPS

Income allocable to grow shares  $5,530         13,336,903      $      0.41
                                                                 ===========
Effect of Dilutive Securities

Options and restricted shares         -             218,553

Convertible preferred shares
  (Series I Preferred Shares)       218             542,705
                               ------------ ----------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions      $5,748          14,098,161     $       0.41
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





New Acquisitions

  Subsequent to March 31, 1998, the Company originated $37.7 million tax-exempt mortgage revenue bonds collateralized by 4 multifamily apartment projects with 993 units. The weighted average interest rate of these investments is 7.47% and the maturities range from 2013 to 2034. On certain transactions, the Company earned construction administration or origination fees, $0.4 million in the aggregate, that are recognized into income over the life of the construction period or the life of the bond.


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

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
    Mark K. Joseph
    Chief Executive Officer


DATED:  July 1, 1998

                        INDEX TO EXHIBITS

Exhibit
Number                    Document

 11               Computation of Earnings Per Share

 27               Financial Data Schedule

                EXHIBIT NO. 11
         COMPUTATION OF EARNINGS PER SHARE


   The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for the three months ended March 31, 1998 and 1997:




                              For the three months ended March 31, 1998
                             (in thousands, except share and per share data)
                               ------------------------------------------
                                    Income      Shares         Per Share
                                  (Numerator) (Denominator)     Amount
                               -------------- -------------- --------------
Basic EPS

Income allocable to grow shares  $5,530         13,336,903      $      0.41
                                                                 ===========
Effect of Dilutive Securities

Options and restricted shares         -             218,553

Convertible preferred shares
  (Series I Preferred Shares)       218             542,705
                               ------------ ----------------
Dilutive EPS

Income allocable to growth shares
   plus assumed conversions      $5,748          14,098,161     $       0.41
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


