Form 10-Q
period 1998-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-08-07
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

      For the period ended: June 30, 1998 Commission file number: 001-11981


                     MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
             (Exact name of registrant as specified in its charter)

                              Delaware 52-1449733
          (State of organization) (I.R.S. Employer Identification No.)

         218 North Charles Street, Suite 500, Baltimore, Maryland 21201
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code:(410) 962-8044

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 16,878,631 Growth Shares outstanding as of August 4, 1998, the latest practicable date.

 8/5/98                    MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                               INDEX TO FORM 10-Q



Part I- FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data) (unaudited)



                                                                               June 30,     December 31,
                                                                                 1998           1997
                                                                                 ----           ----
ASSETS
Cash and cash equivalents                                                       $ 7,998         $ 7,370
Interest receivable                                                               2,056           1,472
Investment in mortgage revenue bonds, net (Note 2)                              147,508         182,035
Investment in mortgage revenue bonds pledged, net (Note 2)                       77,257               -
Investment in other bond related investments, net (Note 3)                       42,209          38,926
Investment in parity working capital loans, demand
   notes and other loans, net  (Note 4)                                          29,088          11,491
Other assets                                                                        331             477
Restricted assets                                                                 1,330           1,330
                                                                              ---------        --------
Total assets                                                                  $ 307,777       $ 243,101
                                                                              =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $ 1,302         $ 1,000
Distributions payable                                                             5,462               -
Unearned revenue                                                                    898             702
                                                                                    ---             ---
Total liabilities                                                                 7,662           1,702
                                                                                  -----           -----


Commitments and contingencies                                                         -               -

Shareholders' equity:
Preferred shares:
   Series I ( 15,590 and 16,329 shares issued and outstanding, respectively)     10,794          11,308
   Series II ( 7,350 and 7,637 shares issued and outstanding, respectively)       6,003           6,230
Preferred capital distribution shares:
   Series I (8,325 and 8,909 shares issued and outstanding, respectively)         4,264           4,559
   Series II (3,535 and 3,809 shares issued and outstanding, respectively)        1,978           2,126
Term growth shares (2,000 shares issued and outstanding)                            126              97
Growth shares (14,437,586 shares, including 14,416,334 issued, 4,956 deferred, and 16,296 restricted shares at June 30, 1998 and
 11,166,227 shares, including 11,153,168 issued, 3,685
 deferred, and 9,374 restricted shares at December 31, 1997)                    252,104         192,504
Less growth shares held in treasury at cost (59,534
   and 60,077 shares, respectively)                                                (915)           (922)
Less unearned compensation  - restricted shares                                  (1,836)         (1,865)
Accumulated other comprehensive income                                           27,597          27,362
                                                                                 ------          ------
Total shareholders' equity                                                      300,115         241,399
                                                                              ---------       ---------
Total liabilities and shareholders' equity                                    $ 307,777       $ 243,101
                                                                              =========       =========


The accompanying notes are an integral part of these financial statements.


                      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                           For the three months ended      For the six months ended
                                                                                   June 30,                       June 30,
                                                                                  --------                       --------
                                                                             1998           1997              1998       1997
                                                                             ----           ----              ----       ----
INCOME:
Interest on mortgage revenue bonds and other bond related investments     $ 5,829        $ 4,124           $ 11,121      $ 8,143
Interest on parity working capital loans, demand notes and other loans      1,135            751              2,215        1,556
Interest on short-term investments                                            168            200                540          470
Net gain on sale                                                              203              -                524            -
Other income                                                                  346            251                614          501
                                                                              ---            ---                ---          ---
Total income                                                                7,681          5,326             15,014       10,670
                                                                            -----          -----             ------       ------
EXPENSES:
Operating expenses                                                          1,328            739              2,488        1,551
                                                                            -----            ---              -----        -----
Total expenses                                                              1,328            739              2,488        1,551
                                                                            -----            ---              -----        -----
Net income allocated to:                                                  $ 6,353        $ 4,587           $ 12,526      $ 9,119
                                                                          =======        =======           ========      =======
       Preferred shares:
        Series I                                                            $ 212          $ 229              $ 430        $ 450
                                                                            =====          =====              =====        =====
        Series II                                                           $ 111          $ 121              $ 257        $ 244
                                                                            =====          =====              =====        =====
       Preferred capital distribution shares:
        Series I                                                             $ 96           $ 99              $ 192        $ 199
                                                                             ====           ====              =====        =====
        Series II                                                            $ 40           $ 44               $ 98         $ 92
                                                                             ====           ====               ====         ====

       Term growth shares                                                   $ 126           $ 94              $ 251        $ 185
                                                                            =====           ====              =====        =====
       Growth shares                                                      $ 5,768        $ 4,000           $ 11,298      $ 7,949
                                                                          =======        =======           ========      =======
Basic net income per share:
     Preferred shares:
        Series I                                                          $ 13.63        $ 14.00            $ 27.59      $ 27.55
                                                                          =======        =======            =======      =======
        Series II                                                         $ 15.18        $ 15.90            $ 34.96      $ 31.95
                                                                          =======        =======            =======      =======
     Preferred capital distribution shares:
        Series I                                                          $ 11.50        $ 11.18            $ 23.05      $ 22.36
                                                                          =======        =======            =======      =======
        Series II                                                         $ 11.33        $ 11.61            $ 27.79      $ 24.22
                                                                          =======        =======            =======      =======
Net income per growth share:
     Basic                                                                 $ 0.40         $ 0.36             $ 0.82       $ 0.72
                                                                           ======         ======             ======       ======
     Diluted                                                               $ 0.39         $ 0.36             $ 0.80       $ 0.72
                                                                           ======         ======             ======       ======
Weighted average growth shares outstanding:
     Basic                                                             14,363,999     11,094,441         13,853,289   11,093,931
                                                                       ===========  =============     ============== ============
     Diluted                                                           15,547,150     11,103,938         14,825,493   11,099,559
                                                                       ===========  =============     ============== ============




                           MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (In thousands)
                                        (unaudited)

                                                                 For the three months ended      For the six months ended
                                                                          June 30,                       June 30,
                                                                -----------------------------  -----------------------------
                                                                         1998         1997            1998           1997
                                                                         ----         ----            ----           ----
Net income                                                            $ 6,353      $ 4,587        $ 12,526        $ 9,119
                                                                      -------      -------        --------        -------

Other comprehensive income (loss):
  Unrealized gains on investments:
    Unrealized holding gains arising during the period                    102          960             706            960
    Less: reclassification adjustment for gains included in net income   (203)           -            (471)             -
                                                                         ----          ---             ---            ---
Other comprehensive income (loss)                                        (101)         960             235            960
                                                                         ----          ---             ---            ---
Comprehensive income                                                  $ 6,252      $ 5,547        $ 12,761       $ 10,079
                                                                      =======      =======        ========       ========



                      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1998 THROUGH JUNE 30, 1998
                        (In thousands, except share data)
                                   (unaudited)




                                                            Preferred Capital                                     Accumulated
                                        Preferred Shares   Distribution Shares  Term                                Other
                                        ----------------   -------------------  Growth  Growth  Treasury Unearned Comprehensive
                                       Series I  Series II Series I Series II   Shares  Shares  Shares Compensation Income    Total
                                       --------  --------- -------- ---------  ------   ------  ------ ------------ ------    -----
Balance, January 1, 1998              $ 11,308  $ 6,230     $ 4,559  $ 2,126     $ 97  $ 192,504 $ (922) $(1,865)$ 27,362 $ 241,399
    Comprehensive income:
      Net income                           430      257         192       98      251     11,298      -        -        -         -
      Unrealized gains on investments,
        net of reclassification              -        -           -        -        -          -      -        -      235         -
      Total comprehensive income                                                                                              12,761
    Distributions                         (432)    (250)       (188)     (93)    (222)   (14,990)     -        -        -   (16,175)
    Reissuance of treasury stock             -        -           -        -        -          3      7        -        -        10
    Options exercised                        -        -           -        -        -        288      -        -        -       288
    Deferred shares issued under the
       Non-Employee Directors' Share Plan    -        -           -        -        -         30      -        -        -        30
    Issuance of growth shares                -        -           -        -        -     62,714      -        -        -    62,714
    Retirement of preferred shares        (512)    (234)       (299)    (153)       -        154      -        -        -    (1,044)
    Restricted share grants                  -        -           -        -        -        103      -     (103)       -         -
    Amortization of unearned
       compensation                          -        -           -        -        -          -      -      132        -       132
                                      --------  -------      -------  -------    -----  --------- ------ -------- -------- ---------
Balance, June 30, 1998                $ 10,794  $ 6,003     $ 4,264  $ 1,978    $ 126  $ 252,104 $ (915)$ (1,836)$ 27,597 $ 300,115
                                      ========  =======      =======  =======    =====  ========= ====== ======== ======== =========


 SHARE ACTIVITY:
Balance, January 1, 1998                16,329    7,637       8,909    3,809    2,000 11,106,150 60,077
    Reissuance of treasury stock             -        -           -        -        -        534   (534)
    Issuance of growth shares                -        -           -        -        -  3,246,000      -
    Retirement of preferred shares        (739)    (287)       (584)    (274)       -          -      -
    Options exercised                        -        -           -        -        -     17,166      -
    Deferred shares issued under the
       Non-Employee Directors' Share Plan    -        -           -        -        -      1,271      -
    Vesting of restricted shares             -        -           -        -        -      6,922      -
                                        ------    -----       -----    -----    ----- ---------- ------
Balance, June 30, 1998                  15,590    7,350       8,325    3,535    2,000 14,378,043 59,543
                                        ======    =====       =====    =====    ===== ========== ======




The accompanying notes are an integral part of these financial statements.


                      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                        For the six months ended
                                                                               June 30,
                                                                  -----------------------------------
                                                                            1998      1997
                                                                            ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 12,526  $  9,119
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
   Net gain on sale of bonds                                                 (524)        -
   Decrease in valuation allowance on parity working
      capital loans, net                                                        -       (11)
   Net amortization of premiums, discounts and fees on investments             35        30
   Depreciation                                                                 9         3
   Restricted share compensation expense                                      132        13
   Deferred shares issued under the Non-Employee Directors' Share Plan         30        40
   Director fees paid by reissuance of treasury shares                         10         8
   Increase in interest receivable                                           (584)     (239)
   (Increase) decrease in other assets                                        162      (113)
   Increase (decrease) in accounts payable and accrued expenses               302      (139)
   Increase in unearned fees collected, net                                   214       127
                                                                         --------  --------
Net cash provided by operating activities                                  12,312     8,838
                                                                         --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and other bond related investments    (79,403)  (18,130)
Origination of other loans                                                (17,602)     (943)
Net proceeds from sale of bond related investments                         33,988         -
Purchases of furniture and equipment                                          (25)      (64)
Investment in MMACap, LLC                                                       -    (1,000)
Principal payments received                                                   113        20
                                                                         --------  --------
Net cash used in investing activities                                     (62,929)  (20,117)
                                                                         --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of growth shares                                                  62,714         -
Retirement of preferred shares                                             (1,044)        -
Proceeds from stock options exercised                                         288         -
Distributions                                                             (10,713)  (12,038)
                                                                         --------  --------
Net cash provided by (used in) financing activities                        51,245   (12,038)
                                                                         --------  --------
Net increase (decrease) in cash and cash equivalents                          628   (23,317)
Cash and cash equivalents at beginning of period                            7,370    34,817
                                                                         --------  --------
Cash and cash equivalents at end of period                               $  7,998  $ 11,500
                                                                         ========  ========


The accompanying notes are an integral part of these financial statements.

                      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds which are issued by state and local government authorities to finance multifamily housing developments and are secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the "Partnership"), which was merged into the Company effective August 1, 1996 (the "Merger").

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 2 to the Financial Statements appearing in the Company's 1997 Annual Report on Form 10-K, as amended (the "Company's 1997 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

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

          The following table provides certain information with respect to each of the bonds held by the Company at June 30, 1998.

<CAPTION

                                                                 June 30, 1998                         December 31,1997
                                                         ----------------------------------     -----------------------------------
                                       Base              Face   Amortized  Unrealized  Fair     Face    Amortized  Unrealized  Fair
Investment in Mortgage        Year   Interest Maturity  Amount     Cost    Gain (Loss) Value    Amount      Cost   Gain (Loss) Value
Revenue Bonds                Acquired  Rate     Date    (000s)    (000s)    (000s)    (000s)   (000s)     (000s)     (000s)   (000s)
----------------------        ------- -------- -------- --------  --------- ---------- ------- --------  --------- --------- -------
Participating  Bonds (1):
   Alban Place .......  (2),(4) 1986  7.875  Oct. 2008  $ 10,065    10,065 ($ 1,083) $   8,982 $  10,065 $  10,065 ($1,170)   $8,895
   Creekside Village .    (2)   1987  7.500  Nov. 2009    11,760     7,396      143      7,539    11,760     7,396     190     7,586
   Emerald Hills .....    (2)   1988  7.750  Apr. 2008     6,725     6,725      579      7,304     6,725     6,725     579     7,304
   Lakeview Garden ...    (2)   1987  7.750  Aug. 2007     9,003     5,340       --      5,340     9,003     5,340       -     5,340
   Newport-on-Seven ..    (2)   1986  8.125  Aug. 2008    10,125     7,898    1,265      9,163    10,125     7,898   1,265     9,163
   North Pointe ......  (2),(4) 1986  7.875  Aug. 2006    25,185    12,738    3,717     16,455    25,185    12,738   3,717    16,455
   Northridge Park ...    (2)   1987  7.500  June 2012     8,815     8,815   (1,713)     7,102     8,815     8,815  (1,547)    7,268
   Riverset ..........  (2),(4) 1988  7.875  Nov. 1999    19,000    19,000    1,116     20,116    19,000    19,000   1,116    20,116
   Southfork Village .  (2),(4) 1988  7.875  Jan. 2009    10,375    10,375    2,084     12,459    10,375    10,375   2,084    12,459
   Villa Hialeah .....    (2)   1987  7.875  Oct. 2009    10,250     8,004     (117)     7,887    10,250     8,004    (117)    7,887
   Willowgreen .......    (2)   1986  8.000  Dec. 2010     9,275     6,770      132      6,902     9,275     6,770       2     6,772
   The Crossings .....          1997  8.000  July 2007     7,006     6,911      245      7,156     6,940     6,940     245     7,185
                                                                   ------     -----    -------             -------   -----   -------
   Subtotal participating  bonds ........                          110,037    6,368    116,405             110,066   6,364   116,430
                                                                   -------    -----    -------             -------   -----   -------

Non-Participating  Bonds:
   Riverset II ..........       1996  9.500  Oct. 2019       110       105       15        120       110       105      15       120
   Charter House ........       1996  7.450  July 2026        35        35        1         36        35        35       1        36
   Hidden Valley ........       1996  8.250  Jan. 2026     1,690     1,690       93      1,783     1,700     1,700      77     1,777
   Oakbrook .............       1996  8.200  July 2026     3,180     3,211      176      3,387     3,195     3,226     161     3,387
   Torries Chase ........       1996  8.150  Jan. 2026     2,060     2,060      165      2,225     2,070     2,070     155     2,225
   Gannon  Portfolio ....       1998 12.000  Dec. 2029     3,500     3,500       --      3,500         -         -       -         -
   Italian Gardens ...    (5)   1998  7.800  May  2030     8,000     7,985       55      8,040         -         -       -         -
   Coleman Manor .....    (5)   1998  8.000  May  2030     8,050     8,035       55      8,090         -         -       -         -
   Nantucket Cove ..... (4),(5) 1998  5.800  Apr. 2034    19,150    19,054      191     19,245         -         -       -         -
   Orangevale .........         1998  7.O00  Oct. 2013     2,543     2,543      (25)     2,518         -         -       -         -
                                                                   --------    -----   --------              -----   ------   -----
   Subtotal non-participating bonds ....                            48,218      726     48,944               7,136     409     7,545
                                                                    ------     -----   --------              -----   ------   -----

Participating Subordinate  Bonds (1):
   Barkley Place ......   (3)  1995 16.000   Jan. 2030     3,480     2,445    1,809      4,254     3,480     2,445   1,430     3,875
   Gilman Meadows .....   (3)  1995  3.000   Jan. 2030     2,875     2,530    1,784      4,314     2,875     2,530   1,409     3,939
   Hamilton Chase .....   (3)  1995  3.000   Jan. 2030     6,250     4,140      189      4,329     6,250     4,140      98     4,238
   Mallard Cove I .....   (3)  1995  3.000   Jan. 2030     1,670       798      645      1,443     1,670       798     645     1,443
   Mallard Cove II ....   (3)  1995  3.000   Jan. 2030     3,750     2,429    1,599      4,028     3,750     2,429   1,599     4,028
   Meadows ............   (3)  1995 16.000   Jan. 2030     3,635     3,716      451      4,167     3,635     3,716     451     4,167
   Montclair ..........   (3)  1995  3.000   Jan. 2030     6,840     1,691    3,914      5,605     6,840     1,691   3,914     5,605
   Newport Village ....   (3)  1995  3.000   Jan. 2030     4,175     2,973    1,978      4,951     4,175     2,973   1,803     4,776
   Nicollet Ridge .....   (3)  1995  3.000   Jan. 2030    12,415     6,075    2,397      8,472    12,415     6,075   2,325     8,400
   Steeplechase Falls .   (3)  1995 16.000   Jan. 2030     5,300     5,852      744      6,596     5,300     5,852     744     6,596
   Whispering Lake ....   (3)  1995  3.000   Jan. 2030     8,500     4,779    3,234      8,013     8,500     4,779   3,234     8,013
   Riverset II ........        1996 10.000   Oct. 2019     1,489         -    1,452      1,452     1,489         -   1,229     1,229

                                                                    ------   ------     ------              ------  ------    ------
   Subtotal participating subordinate bonds ...                     37,428   20,196     57,624              37,428  18,881    56,309
                                                                    ------   ------     ------              ------  ------    ------

   Independence Ridge ..       1996 12.500   Dec. 2015     1,045     1,045       52      1,097     1,045     1,045      21     1,066
   Locarno .............       1996 12.500   Dec. 2015       675       675       20        695       675       675      10       685
                                                                     -----   ------      -----               -----   -----     -----
   Subtotal non-participting subordinate  bonds                      1,720       72      1,792               1,720      31     1,751
                                                                 =========  =======   ========           ========= =======  ========
Total investment in mortgage revenue bonds ....                  $ 197,403  $27,362   $224,765           $ 156,350 $25,685  $182,035
                                                                 =========  =======   ========           ========= =======  ========

   (1) These bonds also contain additional interest features contingent on available cash flow, except for Barkley Place, Meadows and Steeplechase
       Falls.
   (2) One of the original 22 bonds.
   (3) Series B Bonds derived from original 22 bonds.
   (4) These assets were pledged as collateral.
   (5) The interest rate represents the rate during the construction period which is anticipated to be fifteen months for Italian Gardens and Coleman
       Manor and one year for Nantucket Cove. The permanent interest rate will be 7.25% for Italian Gardens and Coleman Manor and 7.725% for Nantucket
       Cove.



         In the second quarter, the Company originated $37.7 million tax-exempt mortgage revenue bonds collateralized by 4 multifamily apartment communities with 993 units. Two of the four communities are new construction communities and two are existing communities that are undergoing rehabilitation. The weighted average permanent interest rate of these investments is 7.47% and the maturity dates range from 2013 to 2034. On certain transactions, the Company negotiated construction administration or origination fees, $0.4 million in the aggregate, that are recognized into income over the life of the construction period or the life of the bond.

         In addition, during the second quarter, the Company originated, for a fee of $51,000, a $10.2 million tax-exempt mortgage revenue bond collateralized by a 156 unit to-be-built multifamily apartment community known as The Villas at Sonterra located in San Antonio, Texas. The Company then sold this bond to Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill Lynch") (see further discussion in Note 3) at a gain of $51,000. Additionally, the Company received a $150,000 construction administration fee which is being amortized into income over the anticipated construction period.

NOTE 3 - OTHER BOND RELATED INVESTMENTS

         The Company's other bond related investments are primarily investments in RITES(sm), a security offered by Merrill Lynch through its P-FLOATs(sm) Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). The following table provides certain information with respect to each of the other bond related investments.


                                                                   June 30, 1998                       December 31, 1997
                                                      ---------------------------------     --------------------------------------
                                                      Face   Amortized  Unrealized  Fair    Face     Amortized  Unrealized    Fair
                                             Year    Amount     Cost    Gain (Loss) Value  Amount      Cost     Gain (Loss)   Value
Other Bond Related Investments:            Acquired  (000s)    (000s)     (000s)   (000s)  (000s)     (000s)     (000s)      (000s)
-------------------------------            --------  ------    ------     ------   ------  ------     ------     ------      ------
RITES-Hunters Ridge/South Pointe . (1)       1996   $    -    $     -   $    -   $    -   $ 3,560    $ 4,248    $ 700       $ 4,948
Interest Rate swap on Hunters Ridge/
South Pointe                     (1),(2)     1996        -          -        -        -     7,200          -     (427)         (427)
RITES-Indian Lake .................          1997    3,340      3,500      441    3,941     3,360      3,530      363         3,893
Interest rate swap on Indian Lakes (2)       1997    6,500          -     (250)    (250)    6,500          -     (202)         (202)
RITES-Charter House ...............          1996       80        361       97      458     1,930      2,196       76         2,272
RITES-Southgate ...................          1997      110        673      124      797     2,760      3,178      217         3,395
RITES-Southwood ...................          1997      440        264      434      698    10,320     10,308      166        10,474
Stone Mountain ....................(3)       1997   33,900     34,125      792   34,917    10,140     10,366      661        11,027
RITES-Riverset .....................         1996       75        618      170      788     1,875      2,222      328         2,550
$58M Interest rate swap ...........(2)       1997   58,000          -   (1,250)  (1,250)   58,000          -     (493)         (493)
Stone Mountain I/O Strip ..........(4)       1997        -      1,180   (1,180)       -         -      1,201       76         1,277
Cinnamon ridge total return swap (2),(5)     1997   10,570          -      317      317    10,570          -      264           264
Cinnamon ridge interest rate swap(2),(5)     1997    7,000          -     (148)    (148)    7,000          -      (52)          (52)
RITES-Gannon ......................          1998      814      1,071    1,011    2,082         -          -        -             -
Gannon swap .......................(2)       1998   73,000          -     (303)    (303)        -          -        -             -
Interest rate swap (1 year) .....  (2)       1998    9,675          -      (15)     (15)        -          -        -             -
Interest rate swap (10 year) ....  (2)       1998    9,675          -     (119)    (119)        -          -        -             -
RITES-Villas at Sonterra .........           1998        5         35      (30)       5         -          -        -             -
RITES-Seasons at Cherry Creek ....           1998        5        147      144      291         -          -        -             -
                                                                  ---      ---      ---                -----    -----        ------

  Total other bond related investments                        $41,974     $235  $42,209              $37,249   $1,677       $38,926
                                                               ======      ===   ======               ======    =====        ======


  (1) The Company sold its  investments  in these RITES,  and the related  swap, during the first quarter for a gain of $321,000.
  (2) Face  amount  represents  notional  amount  of swap  agreements.
  (3) The underlying bonds are held in a trust; the Company owns all of the custodial receipts related to the underlying bonds at June 30, 1998.
  (4) Custodial   receipt  which  represents  the  interest   generated  on  the
      underlying bond in excess of 7.875%
  (5) The Company has entered into a total return and interest  rate swap on the
      Cinnamon Ridge  Mortgage  Bond.  During the term of the total return swap, the Company will receive income  approximating .625% of the face amount of the bond.


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

         As discussed in Note 2, during the second quarter the Company sold the $10.2 million bond collateralized by The Villas at Sonterra Apartment community to Merrill Lynch. Merrill Lynch securitized this bond into $10.2 million in P-FLOATs(sm) and $5,000 in RITES(sm). The Company retained the RITES(sm) investment.

         Also in the second quarter, the Company purchased a $5,000 (par value) RITES(sm) interest for $148,000 in The Seasons at Cherry Creek ("Cherry Creek"). Cherry Creek is a 437 unit apartment community located in Denver, Colorado which serves as collateral for a $28.6 million multifamily mortgage revenue bond. The bond was placed into a trust by Merrill Lynch whereby P-FLOATs(sm) and RITES(sm) were sold. The bond bears interest at a floating rate equal to The Bond Market Association Municipal Swap Index plus 165 basis points. In June 1998, the Company also pledged one additional bond to the pool of collateral for the senior interests in certain trusts in which the Company owns the RITES(sm) position.

NOTE 4 - INVESTMENT IN PARITY WORKING CAPITAL LOANS, DEMAND NOTES
AND OTHER LOANS

         In June 1998, the Company originated a $8.3 million taxable mortgage loan collateralized by a 264 unit multifamily apartment community known as Olde English Manor located in Wichita, Kansas. The mortgage loan bears interest at a stated annual rate of 9.0%. The three month loan was made as short term financing pending issuance, by the City of Wichita, of two tax-exempt mortgage revenue bonds. The Company has committed to acquire interests in these bonds when issued.

NOTE 5 - EARNINGS PER SHARE

          The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for Growth Shares for the three and six months ended June 30, 1998 and 1997:



                              For the three  months  ended June 30, 1998   For the three  months ended June 30, 1997
                                          (in  thousands)                              (in thousands),
                                  (except share and per share data)          (except share and per share data)
                                Income       Shares         Per Share         Income       Shares        Per Share
                              (Numerator)  (Denominator)       Amount       (Numerator)  (Denominator)     Amount
                              -----------  -------------      ------        -----------  -------------     ------
Basic EPS

Income allocable to growth shares$ 5,768    14,363,999          $ 0.40        $ 4,000    11,094,441        $ 0.36
                                                            ===========                                ===========
Effect of Dilutive Securities

Options and restricted shares          -       229,051                              -         9,497

Convertible preferred shares
 to the extent dilutive
  (Series I and Series II Preferred Shares, and
  Series II Preferred CD Shares)     363       954,100                              -             -
                                     ---       -------                           -----      -------
Diluted EPS

Income allocable to growth shares
   plus assumed conversions      $ 6,131    15,547,150          $ 0.39        $ 4,000    11,103,938        $ 0.36
                               =========   ===========      ===========     ===========  ===========   ===========

                                For the six months ended June 30, 1998     For the six months ended June 30, 1997
                                          (in  thousands)                              (in thousands),
                                  (except share and per share data)           (except share and per share data)
                                Income       Shares         Per Share         Income       Shares        Per Share
                              (Numerator)  (Denominator)       Amount       (Numerator)  (Denominator)   Amount
                              -----------  -------------       ------       -----------  -------------   ------
Basic EPS

Income allocable to growth share$ 11,298    13,853,289          $ 0.82       $  7,949    11,093,931        $ 0.72
                                                            ===========                                ===========
Effect of Dilutive Securities

Options and restricted shares          -       223,802                             -          5,628

Convertible preferred shares
  to the extent dilutive             582       748,402                             -              -
                                     ---       -------                         -----         ------
Diluted EPS

Income allocable to growth shares
   plus assumed conversions     $ 11,880    14,825,493          $ 0.80        $ 7,949    11,099,559        $ 0.72
                              ===========  ===========      ===========    ===========   ===========   ===========



For the three and six months ended June 30, 1997, the effect of the potential dilution from the conversion of the preferred shares is not included in the calculation of diluted EPS because the effect of the conversion would have been anti-dilutive.

NOTE 6 - DISTRIBUTIONS

         On June 24, 1998, a distribution for the three months ended June 30, 1998 was declared for growth shareholders of record on July 6, 1998. Additionally, on July 8, 1998, distributions for the three months ended June 30, 1998 were declared for preferred and term growth shareholders of record on July 20, 1998. All distributions were paid on August 3, 1998. The per share distributions are shown in the following table:

                                                                                         Preferred Capital
                                                             Preferred Shares           Distribution Shares
                                                 Growth     ----------------           -------------------
                                                 Shares      Series I     Series II   Series I     Series II
                                             ------------ ------------ ------------ ------------ ------------

Distributions paid on May 4, 1998
to holders of record on April 20, 1998:
    For the three months ended
    March 31, 1998 .................... $     0.3750       $   13.96     $   17.13  $   11.39    $   13.34

Distributions paid on August 3, 1998
to holders of record on July 6, 1998:
    For the three months ended
    June 30, 1998 .....................       0.3800               -             -          -            -

Distributions paid on August 3, 1998
to holders of record on July 20, 1998:
    For the three months ended
    June 30, 1998 .....................            -           13.96         17.13      11.39        13.34
                                              ------           -----         -----      -----        -----
Total Year-to-Date June 30, 1998             $0.7550          $27.92        $34.26     $22.78       $26.68
                                              ======           =====         =====      =====        =====


NOTE 7  - SUBSEQUENT EVENTS

New Acquisitions

         In July 1998, the Company received an origination fee of $63,000 for participating in a transaction whereby Merrill Lynch purchased a $6.25 million multifamily revenue bond collateralized by a 110 unit apartment community known as Queen Anne IV Apartments located in Weymouth, Massachusetts. The Company anticipates purchasing a RITES position related to this bond in August after Merrill Lynch securitizes this bond into P-FLOATs(sm) and RITES(sm). In conjunction with this transaction, the Company originated a $50,000 taxable loan on the property. The loan bears interest at a stated rate of 8.5%. Principal payments begin in September 1998 through maturity in August 2001.

         In February 1998, the Company originated a $9.5 million taxable mortgage loan collateralized by a 328 unit multifamily apartment community known as Palisades Park located in Universal City, Texas. This short term financing was made pending issuance, by the Bexar County Housing Finance Corporation, of a tax-exempt mortgage revenue bond. In July 1998, this participating bond was issued in the amount of $9.75 million and the $9.5 million taxable mortgage loan was retired. The bond has a stated interest rate of 8.5% of which 7.125% must be paid currently and the remaining 1.375% is paid from 25% of net cash flow. To the extent that the interest payments for the year do not equal 8.5%, the difference is deferred and accrues interest at 8.5%. For accounting purposes, any interest received over the base rate of 7.125% will be recognized as interest income when received.

Equity Offering

         On July 22, 1998, The Company sold to the public 2.5 million Growth Shares at a price of $21.125 per share and granted the underwriters an option to purchase up to an aggregate of 375,000 Growth Shares at the same price. As of August 1, 1998, the underwriters have not exercised this option. Net proceeds generated from the offering of the 2.5 million Growth Shares approximated $49.7 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

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

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net income is allocated to Growth Shares (or "Common Shares") and the Company's current policy is to distribute to Common Shareholders at least 80% of the cash flow associated with this income. This payout ratio has approximated 95% for the Company's first six quarters.

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

         On June 25, 1998, the Company's Common Shares began trading on the New York Stock Exchange. Prior to that date, the Common Shares were traded on the American Stock Exchange.

Results of Operations

Quarterly Results Analysis

         Total income for the three months ended June 30, 1998 increased by approximately $2.4 million over the same period last year due primarily to an increase in interest income earned on investments of approximately $2.1 million and a gain on the sale of investments of approximately $0.2 million.

         Operating expenses for the three months ended June 30, 1998 increased by approximately $0.6 million from the prior year due primarily to (1) an increase in salary and benefits expense as a result of an increase in the number of employees, (2) an increase in professional fees due to growth in investment activity, and (3) an initial filing fee of approximately $116,000 for listing the Common Shares on the New York Stock Exchange.

Year-to-Date Results Analysis

         Total income for the six months ended June 30, 1998 increased by approximately $4.3 million over the same period last year due primarily to an increase in interest income earned on investments of approximately $3.6 million and a gain on the sale of investments of approximately $0.5 million.

         Operating expenses for the six months ended June 30, 1998 increased by approximately $0.9 million from the prior year due primarily to (1) an increase in salary and benefits expense as a result of an increase in the number of employees, (2) an increase in professional fees due to growth in investment activity, and (3) an initial filing fee of approximately $116,000 for listing the Common Shares on the New York Stock Exchange.

Liquidity and Capital Resources

         The Company's primary objective is to maximize shareholder value through increases in distributable cash flow per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and Common Share equity offerings, to finance its acquisitions.

         In the second quarter, the Company participated in $84.8 million in investment transactions. Of this amount, $46.0 million of these transactions were bond or loan originations retained by the Company. The remaining investment transactions involved the securitizations discussed below.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank which, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust, which have first priority on the cash flow from the bonds, are sold to accredited qualified third party investors. The Company purchases the residual interests in the trust and receives the proceeds from the sale of the floating rate interests less certain transaction costs. The Company may also purchase, for investment purposes, residual interest in bonds that it did not own, in which case no proceeds are received. The residual interests are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation. The Company recognizes taxable capital gains (or losses) upon the sale of the bonds.

         Since the bonds securitized generally bear fixed rates of interest, the residual interest in the trust created by the securitizations may create interest rate risks. To reduce the Company's exposure to interest rate risks on fixed rate bonds securitized, the Company enters into interest rate swaps, which are contracts exchanging an obligation to pay a floating rate approximating the rate on the senior floating rate security for an obligation to pay a fixed rate. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The interest rate swaps are for limited time periods which generally match the term of the securitization trust. However, there is no certainty that prepayment will occur at the end of the swap period. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire, in which case the Company would be fully exposed to interest rate risk to the extent the anticipated prepayment does not occur.

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

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others. Under this method, the Company's leverage ratio at June 30, 1998 was approximately 46%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that collateralizes the senior interests in the trust.

Public Offering

         On July 22, 1998, The Company sold to the public 2.5 million Common Shares at a price of $21.125 per share and granted the underwriters an option to purchase up to an aggregate of 375,000 Common Shares at the same price. As of August 1, 1998, the underwriters have not exercised this option. Net proceeds generated from the offering of the 2.5 million Common Shares approximated $49.7 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Cash Flow

         At June 30, 1998, the Company had cash and cash equivalents of approximately $8.0 million.

         Cash flow from operating activities was $12.3 million and $8.8 million for the six months ended June 30, 1998 and 1997, respectively. The increase in cash flow for 1998 versus 1997 is due primarily to an increase in income from investment of the 1995 Financing proceeds and the 1998 Equity Offering proceeds.

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

         For the three months ended June 30, 1998 and 1997, cash available for distribution to Common Shares was $5.7 million and $4.1 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended June 30, 1998 and 1997 were $5.5 million and $3.9 million, respectively. The Company's Common Share dividend for the three months ended June 30, 1998 of $0.380 represents a payout ratio of 95.7% of CAD. The Company's Common Share dividend for the three months ended June 30, 1997 of $0.350 represents a payout ratio of 95.3% of CAD. The increase in CAD for the three months ended June 30, 1998 versus 1997, is due primarily to an increase in interest income collected on investments of $2.1 million partially offset by an increase in operating expenses of $0.6 million.

         The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, securitization and equity offering proceeds received in July 1998. The Company's business plan includes making additional investments during the remainder of 1998 which will be funded through the July 1998 Common Share equity offering and securitizations. Cash not used as set forth above may be used to reduce the total amount of senior interests in the Company's securitized facilities.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders held on June 18, 1998, the shareholders voted on several proposals in addition to the election of the Company's directors. The shareholders voted to adopt a new 1998 Share Incentive Plan providing for the issuance of up to 839,000 growth shares to executive officers, other key employees and key independent contractors. The votes cast on this proposal were as follows: 7,932,950 in favor; 895,436 opposed; 304,954 abstaining; and 4,494,149 broker non-vote. The shareholders also voted to adopt a new 1998 Non-Employee Directors' Plan providing for the issuance of up to 50,000 growth shares to non-employee directors. The votes cast on this proposal were as follows: 7,912,246 in favor; 986,491 opposed; 332,349 abstaining; and 4,396,403 broker non-vote.

Item 5 - Other Information

         On July 22, 1998, the Company sold to the public 2.5 million Common Shares at a price of $21.125 per share and granted the underwriters an option to purchase up to an aggregate of 375,000 Common Shares at the same price. As of August 1, 1998, the underwriters have not exercised this option. Net proceeds generated from the offering of the 2.5 million Common Shares approximated $49.7 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1 Amended and Restated Certificate of Formation and Operating Agreement of the Company (filed as Item 14
                           (c) Exhibit 3.1 to the Company's current report on Form 10-K/A - Amendment #1, filed with the Commission on May 29, 1998 and incorporated by reference herein).

                  3.2 By-laws of the Company (filed as Item 16 Exhibit 4.2 to the Company's Registration Statement on Form S-3/A
                           - Amendment #1, File No. 333-56049, filed with the Commission on June 29, 1998 and incorporated by reference herein).

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  On July 24, 1998, the Registrant filed a report on Form 8-K in connection with the public offering of 2.5 million Common Shares.

                                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
      Mark K. Joseph
      Chairman of the Board, Chief Executive Officer
     (Principal Executive Officer), and Director

By: /s/ Gary Mentesana
       Gary Mentesana
       Chief Financial Officer (Principal Financial Officer and
         Principal Accounting Officer)

DATED: August 7, 1998

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

3.2 By-laws of the Company (filed as Item 16 Exhibit 4.2 to the Company's Registration Statement on Form S-3/A - Amendment #1, File No. 333-56049, filed with the Commission on June 29, 1998 and incorporated by reference herein).

 27                        Financial Data Schedule