Form 10-Q
period 1998-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1998-11-12
CIK 1003201

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d) of
                           Securities Exchange Act of 1934

For the period ended: September 30, 1998      Commission file number:  001-11981


                        MUNICIPAL MORTGAGE & EQUITY, L.L.C.
               (Exact name of registrant as specified in its charter)

                                 Delaware 52-1449733
            (State of organization) (I.R.S. Employer Identification No.)

           218 North Charles Street, Suite 500, Baltimore, Maryland 21201
                 (Address of principal executive offices)(Zip Code)

          Registrant's telephone number, including area code:(410) 962-8044

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 16,880,642 Growth Shares outstanding as of November 11, 1998, the latest practicable date.

                    MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                            INDEX TO FORM 10-Q



Part I- FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II- OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                               MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                                    CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share data)
                                           (unaudited)


                                                                                 September 30,    December 31,
                                                                                     1998            1997
                                                                                ---------------- --------------

ASSETS
Cash and cash equivalents                                                               $ 43,617      $ 7,370
Interest receivable                                                                        2,100        1,472
Investment in mortgage revenue bonds, net (Note 2)                                       135,768      182,035
Investment in mortgage revenue bonds pledged, net (Note 2)                               100,899            -
Investment in other bond related investments, net (Note 3)                                47,020       38,926
Investment in parity working capital loans, demand
   notes and other loans, net  (Note 4)                                                   27,491       11,491
Other assets                                                                                 641          477
Restricted assets                                                                          1,330        1,330
                                                                               ----------------- --------------
Total assets                                                                           $ 358,866    $ 243,101
                                                                               ================= ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                    $ 1,693      $ 1,000
Unearned revenue                                                                             935          702
                                                                               ----------------- --------------
Total liabilities                                                                          2,628        1,702
                                                                               ----------------- --------------

Commitments and contingencies                                                                  -            -

Shareholders' equity:
Preferred shares:
   Series I (15,590 and 16,329 shares issued and outstanding, respectively)               10,805       11,308
   Series II (7,350 and 7,637 shares issued and outstanding, respectively)                 5,993        6,230
Preferred capital distribution shares:
   Series I (8,325 and 8,909 shares issued and outstanding, respectively)                  4,267        4,559
   Series II (3,535 and 3,809 shares issued and outstanding, respectively)                 1,971        2,126
Term growth shares (2,000 shares issued and outstanding)                                     149           97
Growth shares (16,939,397 shares, including 16,916,334 issued, 5,570 deferred and 17,493 restricted shares at September 30, 1998 and
 11,166,227 shares, including 11,153,168 issued, 3,685
 deferred and 9,374 restricted shares at December 31, 1997)                              308,355      192,504
Less growth shares held in treasury at cost (59,358
   and 60,077 shares, respectively)                                                         (912)        (922)
Less unearned compensation  - restricted shares                                           (1,751)      (1,865)
Accumulated other comprehensive income                                                    27,361       27,362
                                                                               ----------------- --------------
Total shareholders' equity                                                               356,238      241,399
                                                                               ----------------- --------------

Total liabilities and shareholders' equity                                             $ 358,866    $ 243,101
                                                                               ================= ==============

The accompanying notes are an integral part of these financial statements.


                                          MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except share and per share data)
                                                  (unaudited)


                                                                          For the three months ended       For the nine months ended
                                                                                  September 30,                  September 30,
                                                                          --------------------------     ---------------------------
                                                                              1998         1997               1998            1997
                                                                          -----------  ----------          ----------     ----------

INCOME:
Interest on mortgage revenue bonds and other bond related investments       $ 6,198       $ 4,295           $ 17,319        $ 12,438
Interest on parity working capital loans, demand notes and other loans        1,204         1,013              3,419           2,569
Interest on short-term investments                                              493            80              1,033             550
Net gain on sale                                                                  -             -                524               -
Other income                                                                    443           291              1,057             792
                                                                         -----------  ------------     --------------  -------------
Total income                                                                  8,338         5,679             23,352          16,349
                                                                         -----------  ------------     --------------  -------------
EXPENSES:
Operating expenses                                                            1,014           890              3,502           2,441
                                                                         -----------  ------------     --------------  -------------
Total expenses                                                                1,014           890              3,502           2,441
                                                                         -----------  ------------     --------------  -------------
Net Income                                                                  $ 7,324       $ 4,789           $ 19,850        $ 13,908
                                                                         ===========  ============     ==============  =============
Net income allocated to:
     Preferred shares:
        Series I                                                              $ 229         $ 236              $ 659           $ 686
                                                                         ===========  ============     ==============  =============
        Series II                                                             $ 116         $ 122              $ 373           $ 366
                                                                         ===========  ============     ==============  =============
     Preferred capital distribution shares:
        Series I                                                               $ 97         $ 104              $ 289           $ 303
                                                                         ===========  ============     ==============  =============
        Series II                                                              $ 41          $ 47              $ 139           $ 139
                                                                         ===========  ============     ==============  =============
     Term growth shares                                                       $ 149          $ 99              $ 400           $ 284
                                                                         ===========  ============     ==============  =============
     Growth shares                                                          $ 6,692       $ 4,181           $ 17,990        $ 12,130
                                                                         ===========  ============     ==============  =============
Basic net income per share:
     Preferred shares:
        Series I                                                            $ 14.66       $ 14.44            $ 42.25         $ 41.99
                                                                         ===========  ============     ==============  =============
        Series II                                                           $ 15.79       $ 16.01            $ 50.75         $ 47.96
                                                                         ===========  ============     ==============  =============
     Preferred capital distribution shares:
        Series I                                                            $ 11.66       $ 11.63            $ 34.71         $ 33.99
                                                                         ===========  ============     ==============  =============
        Series II                                                           $ 11.47       $ 12.34            $ 39.26         $ 36.56
                                                                         ===========  ============     ==============  =============
Net income per growth share:
     Basic                                                                   $ 0.41        $ 0.38             $ 1.23          $ 1.10
                                                                         ===========  ============     ==============  =============
     Diluted                                                                 $ 0.41        $ 0.37             $ 1.21          $ 1.09
                                                                         ===========  ============     ==============  =============

Weighted average growth shares outstanding:
     Basic                                                               16,307,957    11,095,422         14,680,503      11,094,433
                                                                         ===========  ============     ==============  =============
     Diluted                                                             16,487,050    11,518,832         15,388,337      11,239,322
                                                                         ===========  ============     ==============  =============



The accompanying notes are an integral part of these financial statements.


                                       MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (In thousands)
                                                 (unaudited)


                                                                For the three months ended     For the nine months ended
                                                                      September 30,                  September 30,
                                                               -----------------------------  -----------------------------
                                                                   1998            1997           1998            1997
                                                               --------------  -------------  --------------  -------------


Net income                                                           $ 7,324        $ 4,789        $ 19,850       $ 13,908
                                                               --------------  -------------  --------------  -------------

Other comprehensive income (loss): Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period         (236)         4,576             470          5,536
    Less: reclassification adjustment for gains
          included in net income                                           -              -            (471)             -
                                                               --------------  -------------  --------------  -------------
Other comprehensive income (loss)                                       (236)         4,576              (1)         5,536
                                                               --------------  -------------  --------------  -------------

Comprehensive income                                                 $ 7,088        $ 9,365        $ 19,849       $ 19,444
                                                               ==============  =============  ==============  =============


The accompanying notes are an integral part of these financial statements.



                         MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD JANUARY 1, 1998 THROUGH  SEPTEMBER 30, 1998
                          (In thousands, except share data)
                                   (unaudited)




                                                           Preferred Capital                                       Accumulated
                                       Preferred Shares   Distribution Shares  Term                                  Other
                                       ----------------   -------------------  Growth  Growth  Treasury  Unearned Comprehensive
                                      Series I  Series II Series I Series II   Shares  Shares  Shares   Compensation Income   Total
                                      --------  --------- -------- ---------  ------   ------  ------  ------------  ------  -------
Balance, January 1, 1998              $ 11,308  $ 6,230  $ 4,559  $ 2,126     $ 97  $ 192,504 $ (922)   $(1,865) $ 27,362 $ 241,399
    Comprehensive income:
      Net income                           659      373      289      139      400     17,990      -          -         -
      Unrealized losses on investments,
        net of reclassification              -        -        -        -        -          -      -          -        (1)
      Total comprehensive income                                                                                             19,849
    Distributions                         (650)    (376)    (282)    (141)    (348)   (15,035)     -          -         -   (16,832)
    Reissuance of treasury shares            -        -        -        -        -          4     10          -         -        14
    Options exercised                        -        -        -        -        -        288      -          -         -       288
    Deferred shares issued under the
       Non-Employee Directors' Share Plan    -        -        -        -        -         42      -          -         -        42
    Issuance of growth shares                -        -        -        -        -    112,316      -          -         -   112,316
    Retirement of preferred shares        (512)    (234)    (299)    (153)       -        154      -          -         -    (1,044)
    Restricted share grants                  -        -        -        -        -         92      -        (92)        -        -
    Amortization of unearned
       compensation                          -        -        -        -        -          -      -        206         -       206
                                      --------  -------   -------  -------    -----  --------- ------   --------  -------- ---------
Balance, September 30, 1998           $ 10,805  $ 5,993  $ 4,267  $ 1,971    $ 149  $ 308,355 $ (912)  $ (1,751) $ 27,361 $ 356,238
                                      ========  =======   =======  =======    =====  ========= ======   ========  ======== =========


 SHARE ACTIVITY:
Balance, January 1, 1998                16,329    7,637    8,909    3,809    2,000 11,106,150 60,077
    Reissuance of treasury shares            -        -        -        -        -        719   (719)
    Issuance of growth shares                -        -        -        -        -  5,746,000      -
    Retirement of preferred shares        (739)    (287)    (584)    (274)       -          -      -
    Options exercised                        -        -        -        -        -     17,166      -
    Deferred shares issued under the
       Non-Employee Directors' Share Plan    -        -        -        -        -      1,885      -
    Vesting of restricted shares             -        -        -        -        -      8,119      -
                                        ------    -----    -----    -----    ----- ---------- ------
Balance, September 30, 1998             15,590    7,350    8,325    3,535    2,000 16,880,039 59,358
                                        ======    =====    =====    =====    ===== ========== ======




The accompanying notes are an integral part of these financial statements.


                                          MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                      (unaudited)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                            -----------------------------------
                                                                                  1998                1997
                                                                            -----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 19,850           $ 13,908
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
   Net gain on sale of bonds                                                            (524)                 -
   Decrease in valuation allowance on parity working
      capital loans, net                                                                  (6)               (60)
   Net amortization of premiums, discounts and fees on investments                        56                 50
   Depreciation                                                                           15                 11
   Restricted share compensation expense                                                 206                 34
   Deferred shares issued under the Non-Employee Directors' Share Plan                    42                 51
   Director fees paid by reissuance of treasury shares                                    14                 12
   Increase in interest receivable                                                      (628)               (59)
   (Increase) decrease in other assets                                                    13               (153)
   Increase  in accounts payable and accrued expenses                                    693                 75
   Increase in unearned fees collected, net                                              260                294
                                                                            -----------------   ---------------
Net cash provided by operating activities                                             19,991             14,163
                                                                            -----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments
   and origination of other loans                                                   (112,485)           (22,796)
Net proceeds from sale of bond related investments                                    33,988                  -
Purchases of furniture and equipment                                                    (192)               (80)
Investment in MMACap, LLC                                                                  -             (1,000)
Principal payments received                                                              217                131
                                                                            -----------------   ---------------
Net cash used in investing activities                                                (78,472)           (23,745)
                                                                            -----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of growth shares                                                            112,316                  -
Retirement of preferred shares                                                        (1,044)                 -
Proceeds from stock options exercised                                                    288                  -
Distributions                                                                        (16,832)           (17,014)
                                                                            -----------------   -----------------
Net cash provided by (used in) financing activities                                   94,728            (17,014)
                                                                            -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                                  36,247            (26,596)
Cash and cash equivalents at beginning of period                                       7,370             34,817
                                                                            -----------------   -----------------
Cash and cash equivalents at end of period                                          $ 43,617            $ 8,221
                                                                            =================   =================


The accompanying notes are an integral part of these financial statements.


                      MUNICIPAL MORTGAGE & EQUITY, L.L.C.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         Municipal Mortgage & Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds which are issued by state and local government authorities to finance multifamily housing developments and are secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the "Partnership"), which was merged into the Company effective August 1, 1996 (the "Merger").

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

NOTE 2 -  INVESTMENTS IN MORTGAGE REVENUE BONDS AND MORTGAGE
REVENUE BONDS PLEDGED

         The Company invests in various mortgage revenue bonds, the proceeds of which are used to make nonrecourse mortgage loans on multifamily housing developments. The Company's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond are described in Note 6 to the Company's 1997 Form 10-K.

          The following table provides certain information with respect to the bonds held by the Company at September 30, 1998.


                                                                 September 30, 1998                         December 31,1997
                                                         ----------------------------------     -----------------------------------

Investment in Mortgage                 Base              Face   Amortized  Unrealized  Fair     Face    Amortized  Unrealized  Fair
Revenue Bonds and Mortgage    Year   Interest Maturity  Amount     Cost    Gain (Loss) Value    Amount    Cost    Gain (Loss) Value
Revenue Bonds Pledged        Acquired  Rate     Date    (000s)    (000s)    (000s)    (000s)   (000s)     (000s)     (000s)   (000s)
----------------------       ------- -------- -------- --------  --------- ---------- ------- --------  --------- --------- -------
Participating  Bonds (1):
   Alban Place .......  (2),(4) 1986  7.875  Oct. 2008  $ 10,065  $ 10,065 ($ 1,083) $   8,982 $  10,065 $  10,065 ($1,170) $  8,895
   Creekside Village .    (2)   1987  7.500  Nov. 2009    11,760     7,396      143      7,539    11,760     7,396     190     7,586
   Emerald Hills .....    (2)   1988  7.750  Apr. 2008     6,725     6,725    1,738      8,463     6,725     6,725     579     7,304
   Lakeview Garden ...    (2)   1987  7.750  Aug. 2007     9,003     5,340        -      5,340     9,003     5,340       -     5,340
   Newport-on-Seven ..    (2)   1986  8.125  Aug. 2008    10,125     7,898    1,431      9,329    10,125     7,898   1,265     9,163
   North Pointe ......  (2),(4) 1986  7.875  Aug. 2006    25,185    12,738    3,548     16,286    25,185    12,738   3,717    16,455
   Northridge Park ...    (2)   1987  7.500  June 2012     8,815     8,815   (1,713)     7,102     8,815     8,815  (1,547)    7,268
   Riverset ..........  (2),(4) 1988  7.875  Nov. 1999    19,000    19,000    1,408     20,408    19,000    19,000   1,116    20,116
   Southfork Village .  (2),(4) 1988  7.875  Jan. 2009    10,375    10,375    2,846     13,221    10,375    10,375   2,084    12,459
   Villa Hialeah .....    (2)   1987  7.875  Oct. 2009    10,250     8,004        -      8,004    10,250     8,004    (117)    7,887
   Willowgreen .......    (2)   1986  8.000  Dec. 2010     9,275     6,770      132      6,902     9,275     6,770       2     6,772
   The Crossings .....          1997  8.000  July 2007     6,911     6,895      455      7,350     6,940     6,940     245     7,185
   Palisades Park               1998  7.125  Aug. 2028     9,745     9,552        -      9,552         -         -       -         -
                                                                   ------     -----    -------             -------   -----   -------
   Subtotal participating  bonds ........                          119,573    8,905    128,478             110,066   6,364   116,430
                                                                   -------    -----    -------             -------   -----   -------

Non-Participating  Bonds:
   Riverset II ..........       1996  9.500  Oct. 2019       110       105       14        119       110       105      15       120
   Charter House ........       1996  7.450  July 2026        30        30        2         32        35        35       1        36
   Hidden Valley ........       1996  8.250  Jan. 2026     1,680     1,680      105      1,785     1,700     1,700      77     1,777
   Oakbrook .............       1996  8.200  July 2026     3,165     3,195      219      3,414     3,195     3,226     161     3,387
   Torries Chase ........       1996  8.150  Jan. 2026     2,050     2,050      179      2,229     2,070     2,070     155     2,225
   Gannon  Portfolio ....       1998 12.000  Dec. 2029     3,500     3,500       --      3,500         -         -       -         -
   Italian Gardens ...    (5)   1998  7.800  May  2030     8,000     7,985      135      8,120         -         -       -         -
   Coleman Manor .....    (5)   1998  8.000  May  2030     8,050     8,035      136      8,171         -         -       -         -
   Nantucket Cove ..... (4),(5) 1998  5.800  Apr. 2034    19,150    19,054      383     19,437         -         -       -         -
   Orangevale .........         1998  7.O00  Oct. 2013     2,543     2,543        -      2,543         -         -       -         -
                                                                   --------    -----   --------             ------   ------   -----
   Subtotal non-participating bonds ....                            48,177    1,173     49,350               7,136     409     7,545
                                                                    ------     -----   --------             ------   ------   -----

Participating Subordinate  Bonds (1):
   Barkley Place ......   (3)   1995 16.000   Jan. 2030    3,480     2,445    1,809      4,254     3,480     2,445   1,430     3,875
   Gilman Meadows .....   (3)   1995  3.000   Jan. 2030    2,875     2,530    1,784      4,314     2,875     2,530   1,409     3,939
   Hamilton Chase .....   (3)   1995  3.000   Jan. 2030    6,250     4,140      189      4,329     6,250     4,140      98     4,238
   Mallard Cove I .....   (3)   1995  3.000   Jan. 2030    1,670       798      552      1,350     1,670       798     645     1,443
   Mallard Cove II ....   (3)   1995  3.000   Jan. 2030    3,750     2,429    1,330      3,759     3,750     2,429   1,599     4,028
   Meadows ............   (3)   1995 16.000   Jan. 2030    3,635     3,716      264      3,980     3,635     3,716     451     4,167
   Montclair ......     (3),(4) 1995  3.000   Jan. 2030    6,840     1,691    4,243      5,934     6,840     1,691   3,914     5,605
   Newport Village ....   (3)   1995  3.000   Jan. 2030    4,175     2,973    1,978      4,951     4,175     2,973   1,803     4,776
   Nicollet Ridge ....  (3),(4) 1995  3.000   Jan. 2030   12,415     6,075    2,397      8,472    12,415     6,075   2,325     8,400
   Steeplechase Falls .   (3)   1995 16.000   Jan. 2030    5,300     5,852      223      6,075     5,300     5,852     744     6,596
   Whispering Lake .... (3),(4) 1995  3.000   Jan. 2030    8,500     4,779    3,380      8,159     8,500     4,779   3,234     8,013
   Riverset II ........         1996 10.000   Oct. 2019    1,489         -    1,452      1,452     1,489         -   1,229     1,229

                                                                    ------   ------     ------              ------  ------    ------
   Subtotal participating subordinate bonds ...                     37,428   19,601     57,029              37,428  18,881    56,309
                                                                    ------   ------     ------              ------  ------    ------
Non-Participating Subordinate Bonds:
   Independence Ridge ..        1996 12.500   Dec. 2015    1,045     1,045       63      1,108     1,045     1,045      21     1,066
   Locarno .............        1996 12.500   Dec. 2015      675       675       27        702       675       675      10       685
                                                                     -----   ------      -----               -----   -----     -----
   Subtotal non-participting subordinate  bonds                      1,720       90      1,810               1,720      31     1,751
                                                                     -----   ------      -----               -----   -----     -----
    Total investment in mortgage revenue bonds and
     mortgage revenue bonds pledged                               $206,898  $29,769   $236,667           $ 156,350 $25,685  $182,035
                                                                  =========  =======  ========           ========= =======  ========

   (1) These bonds also contain additional interest features contingent on available cash flow, except for Barkley Place, Meadows and Steeplechase
       Falls.
   (2) One of the original 22 bonds.
   (3) Series B Bonds derived from original 22 bonds.
   (4) These assets were pledged as collateral as of September 30, 1998.
   (5) The interest rate represents the rate during the construction or rehabilitation period which is anticipated to be fifteen months for Italian Gardens and Coleman Manor and one year for Nantucket Cove. The permanent interest rate will be 7.25% for Italian Gardens and Coleman
       Manor and 7.725% for Nantucket Cove.



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

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to the pool that collateralizes the senior interests in the trusts. In September 1998, the Company pledged three additional bonds to the pool of collateral. At September 30, 1998, the total carrying amount of the mortgage revenue bonds pledged as collateral was $100.9 million.

NOTE 3 - OTHER BOND RELATED INVESTMENTS

         The Company's other bond related investments are primarily investments in RITES(sm), a security offered by Merrill Lynch through its P-FLOATs(sm) Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P- FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). The following table provides certain information with respect to the other bond related investments held by the Company at September 30, 1998.



                                                                September 30, 1998                    December 31, 1997
                                                      ---------------------------------     --------------------------------------
                                                      Face   Amortized  Unrealized  Fair    Face     Amortized  Unrealized    Fair
                                             Year    Amount     Cost    Gain (Loss) Value  Amount      Cost     Gain (Loss)   Value
Other Bond Related Investments:            Acquired  (000s)    (000s)     (000s)   (000s)  (000s)     (000s)     (000s)      (000s)
-------------------------------            --------  ------    ------     ------   ------  ------     ------     ------      ------
RITES-Hunters Ridge/South Pointe . (1)       1996   $    -    $     -   $    -   $    -   $ 3,560    $ 4,248    $ 700       $ 4,948
Interest rate swap ..............(1),(2)     1996        -          -        -        -     7,200          -     (427)         (427)
RITES-Indian Lake .................          1997    3,320      3,475      536    4,011     3,360      3,530      363         3,893
Interest rate swaps................(2)       1997   64,500          -   (3,225)  (3,225)   64,500          -     (395)         (202)
RITES-Charter House ...............          1996       80        360      189      549     1,930      2,196       76         2,272
P-FLOATS-Charter House.............          1996    7,440      7,440        -    7,440
RITES-Southgate ...................          1997      107        666      229      895     2,760      3,178      217         3,395
RITES-Southwood ...................          1997      440        266      691      957    10,320     10,308      166        10,474
Stone Mountain ....................(3)       1997   33,900     34,124    1,200   35,324    10,140     10,366      661        11,027
RITES-Riverset .....................         1996       75        615      207      822     1,875      2,222      328         2,550
Stone Mountain I/O Strip ..........(4)       1997        -      1,170   (1,170)       -         -      1,201       76         1,277
Cinnamon ridge total return swap (2),(5)     1997   10,570          -      317      317    10,570          -      264           264
Cinnamon ridge interest rate swap(2),(5)     1997    7,000          -     (300)    (300)    7,000          -      (52)          (52)
RITES-Gannon ......................          1998      814      1,069    1,433    2,502         -          -        -             -
Interest rate swaps......... ....  (2)       1998  106,035          -   (2,835)  (2,835)        -          -        -             -
RITES-Villas at Sonterra .........           1998        5         35       72      107         -          -        -             -
RITES-Seasons at Cherry Creek ....           1998        5        143      216      359         -          -        -             -
RITES-Queen Anne IV...............           1998       65         65       32       97         -          -        -             -
                                                               ------   ------   ------               ------    -----        ------

  Total other bond related investments                        $49,428  $(2,408) $47,020              $37,249   $1,977       $39,419
                                                               ======   ======   ======               ======    =====        ======


  (1) The Company  sold its  investments  in these  RITES,  and  terminated  the related swap, during the first quarter for a net gain of $321,000.
  (2) Face  amount  represents  notional  amount  of swap  agreements.
  (3) The  underlying bond is held in a trust; the Company owns all of the custodial receipts related to the underlying bond at September 30, 1998.
  (4) Custodial   receipt  which  represents  the  interest generated on the underlying bond in excess of 7.875%
  (5) The Company has entered into a total return and interest  rate swap on the
      Cinnamon Ridge  Mortgage  Bond.  During the term of the total return swap, the Company will receive income  approximating .625% of the face amount of the bond.


         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the nine months ended September 30, 1998, the Company purchased and/or sold interests in four bonds which it previously securitized. At September 30, 1998, the Company owned the senior interests in one bond that it had previously securitized.

         In the third quarter, the Company purchased a $65,000 RITES(sm) interest in Queen Anne IV Apartments ("Queen Anne"). Queen Anne is a 110 unit
multi-story   apartment and   townhouse   community   located   in   Weymouth,
Massachusetts, southeast of Boston, which serves as collateral for a $6.25 million multifamily mortgage revenue bond. The bond was placed into a trust by Merrill Lynch whereby P-FLOATs(sm) and RITES(sm) were sold. The bond bears interest at 7.09% per annum and matures in August 2013. The Company received an origination fee of $63,000 for structuring the transaction whereby Merrill Lynch purchased the Queen Anne bond.


NOTE 4 - INVESTMENT IN PARITY WORKING CAPITAL LOANS, DEMAND
NOTES  AND OTHER LOANS

         In conjunction with the structuring of the Queen Anne transaction discussed above, the Company made a $50,000 loan on the property in July 1998. The loan bears interest at an annual stated rate of 8.5%. Principal payments began in September 1998 and continue monthly through maturity in August 2001.

         As discussed in Note 2, in July 1998, a participating bond was issued collateralized by the Palisades Park apartment community in the amount of $9.75 million. As a result, the $9.5 million taxable mortgage loan made in February 1998, which served as short term financing pending the issuance of this bond, was retired.

         In August 1998, the Company originated a $6.9 million taxable mortgage loan collateralized by a 272 unit multifamily apartment community known as Rillito Village located in Tucson, Arizona. The mortgage loan bears interest at a stated annual rate of 9.0%. The two month loan was made as short term financing pending issuance, by the City of Tucson, of two tax-exempt mortgage revenue bonds. The Company has committed to acquire interests in these bonds when issued. The Company received an origination fee of $35,400 on this transaction.

         Also in August 1998, the Company structured a transaction whereby Merrill Lynch purchased a $19.5 million mortgage revenue bond collateralized by three apartment communities located in the Oklahoma City area. In conjunction with the structuring of this transaction, the Company made a $700,000 loan on the property. The loan bears interest at an annual stated rate of 8.5%. Principal payments begin in August 1999 and continue monthly through maturity in July 2003. The Company received an origination fee of $202,000 on this transaction.

         In 1997, the Company made a loan on the Crossings property not to exceed $844,000 of which only $744,000 was drawn by the borrower during 1997. In September 1998, the remaining $100,000 was drawn by the borrower. All other terms under the loan agreement remained unchanged.

NOTE 5 - SHAREHOLDERS' EQUITY

         On July 22, 1998, The Company sold to the public 2.5 million Growth Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

NOTE 6 - EARNINGS PER SHARE

          The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for Growth Shares for the three and nine months ended September 30, 1998 and 1997:


                                  For the three months ended September 30, 1998   For the three months ended September 30, 1997
                                                  (in  thousands,                              (in thousands,
                                           except share and per share data)             except share and per share data)
                                        Income       Shares         Per Share         Income       Shares        Per Share
                                      (Numerator)  (Denominator)       Amount       (Numerator)  (Denominator)     Amount
                                      -----------  -------------      ------        -----------  -------------     ------
Basic EPS

Income allocable to growth shares      $ 6,692    16,307,957          $ 0.41        $ 4,181    11,095,422        $ 0.38
                                                                  ===========                                ===========
Effect of Dilutive Securities

Options and restricted shares                -       179,093                              -        79,371

Convertible preferred shares
 to the extent dilutive                      -             -                            122       344,039
                                           ---       -------                           -----      -------
Diluted EPS

Income allocable to growth shares
   plus assumed conversions            $ 6,692    16,487,050          $ 0.41        $ 4,303    11,518,832        $ 0.37
                                     =========   ===========      ===========     ===========  ===========   ===========

                                   For the nine months ended September 30, 1998   For the nine months ended September 30, 1997
                                                  (in  thousands,                              (in thousands,
                                           except share and per share data)              except share and per share data)
                                        Income       Shares         Per Share         Income       Shares        Per Share
                                      (Numerator)  (Denominator)       Amount       (Numerator)  (Denominator)   Amount
                                      -----------  -------------       ------       -----------  -------------   ------
Basic EPS

Income allocable to growth share      $ 17,990    14,680,503          $ 1.23       $ 12,130    11,094,433        $ 1.09
                                                                  ===========                                ===========
Effect of Dilutive Securities

Options and restricted shares                -       208,899                             -         30,209

Convertible preferred shares
  to the extent dilutive                   582       498,935                           122        114,680
                                           ---       -------                         -----         ------
Diluted EPS

Income allocable to growth shares
   plus assumed conversions           $ 18,572    15,388,337          $ 1.21        $12,252    11,239,322        $ 1.09
                                    ===========  ===========      ===========    ===========   ===========   ===========

NOTE 7 - DISTRIBUTIONS

         On October 7, 1998, distributions for the three months ended September 30, 1998 were declared for shareholders of record on October 19, 1998 and paid on November 2, 1998. The per share distributions are shown in the following table:


                                                                                         Preferred Capital
                                                           Preferred Shares              Distribution Shares
                                           Growth     -----------------------------  -----------------------------
                                           Shares       Series I       Series II       Series I       Series II
                                         -----------  -------------- --------------  -------------- --------------


Distributions paid on May 4, 1998 to holders of record on April 20, 1998:
    For the three months ended
    March 31, 1998                          $ 0.375      $ 13.96        $ 17.13       $ 11.39       $ 13.34

Distributions paid on August 3, 1998 to holders of record on July 6, 1998:
    For the three months ended
    June 30, 1998                             0.380         -              -             -             -

Distributions paid on August 3, 1998 to holders of record on July 20, 1998:
    For the three months ended
    June 30, 1998                             -            13.96          17.13         11.39         13.34

Distributions paid on November 2, 1998 to holders of record on October 19, 1998:
    For the three months ended
    September 30, 1998                        0.385        13.96          17.13         11.39         13.34
                                             ------   ---------- --------------     ---------     ----------

Total Year-to-Date September 30, 1998       $ 1.140      $ 41.88        $ 51.39       $ 34.17       $ 40.02
                                             ======    ========== ==============     =========     ==========

NOTE 8  - SUBSEQUENT EVENTS

New Acquisitions

         In August 1998, the Company structured a transaction whereby Merrill Lynch purchased a $19.5 million mortgage revenue bond collateralized by three apartment communities located in the Oklahoma City area. The bond is secured by three existing apartment communities encompassing 772 units. The bond has a stated annual interest rate of 7.125% and matures in July 2028. Merrill Lynch placed the bond into a trust and P-FLOATs(sm) and RITES(sm) were sold from the trust. In October 1998, the Company purchased $19.3 million (par-value) of Oklahoma City P-FLOATs(sm) at par and $195,000 (par-value) of Oklahoma City RITES(sm) for $254,000. The investment in Oklahoma City P-FLOATs(sm) is a temporary investment and may be sold in the future in order to generate securitization capital.

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

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net income is allocated to Growth Shares (or "Common Shares") and the Company's current policy is to distribute to Common Shareholders at least 80% of the cash flow associated with this income. This payout ratio has approximated 95% for the Company's first eight quarters.

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

Results of Operations

Quarterly Results Analysis

         Total income for the three months ended September 30, 1998 increased by approximately $2.7 million over the same period last year due primarily to an increase in interest income and construction and mortgage servicing fees on new investments of approximately $2.2 million and an increase in interest on short-term investments of $0.4 million as a result of temporary investing of equity offering proceeds.

         Operating expenses for the three months ended September 30, 1998 increased by approximately $0.1 million from the prior year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees.

Year-to-Date Results Analysis

         Total income for the nine months ended September 30, 1998 increased by approximately $7.0 million over the same period last year due primarily to (1) an increase in interest income and construction and mortgage servicing fees on new investments of $5.3 million, (2) an increase in interest on short-term investments of $0.5 million as a result of temporary investing of equity offering proceeds, (3) a one time gain on sale of $0.5 million in 1998 and (4) collection of $0.6 million in contingent interest in 1998 over 1997.

         Operating expenses for the nine months ended September 30, 1998 increased by approximately $1.1 million from the prior year due primarily to (1) an increase in salary and benefits expense as a result of an increase in the number of employees, (2) an increase in costs associated with growing the company's infrastructure, (3) an increase in professional fees due to growth in investment activity, and (4) an initial filing fee for listing the Common Shares on the New York Stock Exchange.

New Accounting Pronouncement

         During July 1998,  the  Financial  Accounting  Standards  Board  issued
Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This standard requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At this time, the Company is still assessing the impact of SFAS No. 133 on its financial condition and results of operations.

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

         In the third quarter, the Company participated in $33.4 million in investment transactions. Of this amount, $7.7 million of these transactions were bond or loan originations retained by the Company. The remaining investment transactions involved the securitizations discussed below.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank which, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust (the "senior interests"), which have first priority on the cash flow from the bonds, are sold to accredited qualified third party investors. The Company purchases the residual interests in the trust and receives the proceeds from the sale of the senior interests less certain transaction costs. The Company may also purchase, for investment purposes, residual interests in bonds that it did not own, in which case no proceeds are received. The residual interests are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation. The Company recognizes taxable capital gains (or losses) upon the sale of the bonds.

         The investment bank (the "credit enhancer") provides liquidity and credit enhancement to the trust which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease which would negatively impact cash available for distribution. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related swaps, the Company would recognize gains or losses on the liquidation, for net income, tax reporting and cash available for distribution, which may be significant depending on market conditions. As of September 30, 1998, $175 million of the senior interests are subject to annual "rollover" renewal for liquidity and credit enhancement. $169 million of these renewals were scheduled to come due during the first six months of 1999. The Company has already extended, in advance, the liquidity and credit enhancement of these $169 million of senior interests through June 30, 1999. The Company is also currently reviewing several alternatives which would reduce and diversify credit risks.

         Since the bonds securitized generally bear fixed rates of interest, the residual interest in the trust created by the securitizations may create interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company enters into interest rate swaps, which are contracts exchanging an obligation to pay a floating rate approximating the rate on the senior interests for an obligation to pay a fixed rate. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains (or losses) upon the termination of an interest rate swap contract. The interest rate swaps are for limited time periods which generally match the term of the securitization trust. However, there is no certainty that prepayment will occur at the end of the swap period. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire, in which case the Company would be fully exposed to interest rate risk to the extent the anticipated prepayment does not occur. In addition, there is no guarantee that the securitization trust will be in existence for the duration of the swap, as these securitization trusts are collapsed if the credit enhancement or liquidity facilities are not renewed, as discussed above. If the securitization trusts are no longer in existence, the Company would recognize gains and losses from changes in market values of the swap instruments or from the termination of the swap agreements. Depending on market conditions, these gains and losses on the interest rate swaps could be significant.

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own but now holds a residual interest in the bond. During the nine months ended September 30, 1998, the Company purchased and/or sold interests in four bonds which it previously securitized. At September 30, 1998, the Company owned the senior interests in one bond that it had previously securitized. In October 1998, the Company used uninvested equity offering proceeds to purchase a portion of the senior interests related to another bond in which the Company owns the residual position.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others. Under this method, the Company's leverage ratio at September 30, 1998 was approximately 42%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that collateralizes the senior interests in the trust.

Public Offering

         On July 22, 1998, the Company sold to the public 2.5 million Common Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Cash Flow

         At September 30, 1998, the Company had cash and cash equivalents of approximately $43.6 million.

         Cash flow from operating activities was $20.0 million and $14.2 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash flow for 1998 versus 1997 is due primarily to an increase in income from investment of the 1995 Financing proceeds and the 1998 Equity Offering proceeds.

         The Company uses Cash Available for Distribution ("CAD") as the primary measure of its dividend paying ability. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are two primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the noncash gain and loss recognized for GAAP associated with valuations and sales of investments, which are not included in the calculation of CAD.

         For the three months ended September 30, 1998 and 1997, cash available for distribution to Common Shares was $6.8 million and $4.3 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended September 30, 1998 and 1997 were $6.5 million and $4.1 million, respectively. The Company's Common Share dividend for the three months ended September 30, 1998 of $0.385 represents a payout ratio of 94.9% of CAD. The Company's Common Share dividend for the three months ended September 30, 1997 of $0.365 represents a payout ratio of 94.3% of CAD. The increase in CAD for the three months ended September 30, 1998 versus 1997, is due primarily to an increase in interest income collected on investments of $2.5 million partially offset by an increase in operating expenses of $0.1 million.

         The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, securitization proceeds and equity offering proceeds raised in July 1998. The Company's business plan includes making additional investments during the remainder of 1998 which will be funded through securitizations and the July 1998 Common Share equity offering. Cash not used as set forth above may be used to reduce the total amount of senior interests in the Company's securitized facilities.

Income Tax Considerations

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. While the procedure for allocating the basis adjustment is complex, the impact of the election is that each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significant and different than the capital gains and losses recorded by the Company.

Year 2000 Compliance

         The Company is evaluating Year 2000 compliance issues, including exposure related to vendors, borrowers, software and other systems to determine whether internal and external concerns have been addressed. The Company has established a committee to oversee this evaluation and implementation and expects to be in compliance by the Year 2000. Based on information currently available, the Company does not expect to incur significant operating expenses or material costs to become Year 2000 compliant.



PART II - OTHER INFORMATION

Item 5 - Other Information

         On July 22, 1998, the Company sold to the public 2.5 million Common Shares at a price of $21.125. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1 Amended and Restated Certificate of Formation and Operating Agreement of the Company (filed as Item 14
                           (c) Exhibit 3.1 to the Company's current report on Form 10-K/A - Amendment #1, filed with the Commission on May 29, 1998 and incorporated by reference herein).

                  3.2 By-laws of the Company (filed as Item 16 Exhibit 4.2 to the Company's Registration Statement on Form S-3/A- Amendment #1, File No. 333-56049, filed with the Commission on June 29, 1998 and incorporated by reference herein).

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

MUNICIPAL MORTGAGE & EQUITY, L.L.C.
(Registrant)


By: /s/ Mark K. Joseph
   Mark K. Joseph
   Chairman of the Board, Chief Executive Officer (Principal Executive Officer),
    and Director

By: /s/ Gary Mentesana
   Gary Mentesana
   Chief Financial Officer (Principal Financial Officer and Principal
    Accounting Officer)

DATED: November 12, 1998

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