Form 10-K
period 1998-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1999-03-23
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1998

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

                                     Name of each exchange
    Title of each class              on which registered
    Growth Shares                    New York Stock Exchange, Inc.

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Growth Shares held by non-affiliates of the registrant as of March 17, 1999 (computed by reference to the closing price of such stock on the New York Stock Exchange) was $291,026,822. The Company had 16,801,398 Growth Shares outstanding as of March 17, 1999, the latest practicable date.




                DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                           WHERE INCORPORATED

 Registrant's definitive Proxy Statement regarding the
1999 Annual Meeting of Shareholders to the extent
stated herein.                                                     Part III




                                                                    Part I

Item 1.  Description of Business.

General Development of Business.

         Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company also invests in other bond related investments that it expects will produce tax-exempt interest income and that are backed by multifamily housing developments. The Company, a Delaware limited liability company, is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"), a closed-end limited partnership that was merged into the Company on August 1, 1996. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since the Company is classified as a partnership for federal income tax purposes, the Company is able to pass through to its shareholders all income, including tax-exempt income, derived from its investments without paying corporate income tax.

The Predecessor

         The Partnership commenced operations in 1986 when it sold two series of Beneficial Assignee Certificates ("BACs"), representing the assignment of its limited partnership interests. The $296 million proceeds therefrom were invested in 22 mortgage revenue bonds (the "original bonds") and related working capital loans held in two separate pools, "Series I" and "Series II," corresponding with the related series of BACs. In a February 1995 financing (the "1995 Financing"), the Partnership raised $67.7 million through the sale of multifamily revenue bond receipts (the "Receipts") secured by newly refunded bonds (the "Refunding") issued in exchange for 11 of the original bonds and the cash stream from one additional bond. Effective December 31, 1997, the one additional bond was released as additional collateral. Of the $67.7 million of 1995 Financing proceeds, $5.0 million was invested in demand notes and the remainder, after expenses and working capital reserves, of $56.8 million has been principally invested in additional mortgage revenue bonds and other bond related investments. For more information concerning the 1995 Financing, see Note 13 to the Company's consolidated financial statements included herein.

The Merger

         In connection with the August 1, 1996 merger of the Partnership into the Company (the "Merger"), the Partnership's BAC holders were given the opportunity to elect among three different securities of the Company for which to exchange their BACs--Preferred Shares, Preferred Capital Distribution Shares (collectively the "preferred shares") or Growth Shares. The Preferred Shares were structured to give BAC holders a security substantially the same as their BACs as if the 1995 Financing had not occurred. Thus, the Preferred Shares participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and before the 1995 Financing. The Preferred Capital Distribution Shares (the "Preferred CD Shares") were structured to give their holders the income they would have received from their original BACs, but provided for a distribution of their pro rata share of the proceeds of the 1995 Financing. Thus, the Preferred CD Shares participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and 1995 Financing. The Growth Shares, unlike either the Preferred Shares or Preferred CD Shares, were structured to enable their holders to participate in all of the income from investment of the proceeds of the 1995 Financing, as well as future financings, in addition to their pro rata share of the income from the original bonds as they existed immediately after the 1995 Financing. As a result of the election process, the holders of 8.09% of the outstanding BACs received Preferred Shares, the holders of 4.29% of the outstanding BACs received Preferred CD Shares and the holders of 86.62% of the outstanding BACs received Growth Shares of the Company.

         The Company is required to distribute to the holders of Preferred Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement, the "Operating Agreement"). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's cash flow is available for distribution to Growth Shares and the Company's current policy is to distribute to Growth Shareholders at least 80% of the cash flow associated with this income.

Preferred Share Tender Offers

         On November 19, 1998, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1998 book value reduced for distributions paid to holders of preferred shares on November 2, 1998 ("Adjusted Book Value"). The offer to purchase was made as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "1998 Sierra Offer"). The 1998 Sierra Offer was for 4.5% of the outstanding shares of the Series I Preferred Shares at a price which was 60% of the September 30, 1998 Adjusted Book Value. The Company recognized there might be preferred shareholders who desire liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1998 Adjusted Book Value of each class so that preferred shareholders who wish to liquidate would be able to do so at higher prices. The offer expired at 12:00 noon, Eastern Standard Time, on December 18, 1998. As a result on January 1, 1999, 657 Series I and 124 Series II Preferred Shares, which had been tendered, were purchased at the per share price of $597.46 and $746.83, respectively, and 527 Series I and 371 Series II Preferred CD Shares, which had been tendered, were purchased at the per share price of $455.02 and $544.02, respectively.

         On November 26, 1997, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1997 book value for each class as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "Sierra Offer"). The Sierra Offer was for 4.9% of the outstanding shares of each class of preferred shares at prices ranging from between 50% to 60% of the September 30, 1997 book value of each class. The Company recognized there might be preferred shareholders who desire liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1997 book value of each class so that preferred shareholders who decide to liquidate would be able to do so at higher prices than the Sierra Offer. The offer expired at midnight, eastern time, on December 26, 1997. As a result, on January 1, 1998, 739 Series I and 287 Series II Preferred Shares which had been tendered were purchased at a per share price of $593.43 and $711.77, respectively, and 584 Series I and 274 Series II Preferred CD Shares which had been tendered were purchased at a per share price of $448.77 and $506.67, respectively.

Raising Capital

         The raw material which enables the Company to fund its investments is capital. In order to facilitate growth, the Company will require additional capital to pursue acquisition opportunities. The Company has primarily used two sources of capital: securitizations and Growth Share equity offerings.
The most economically   efficient   way  to   fund   future   acquisitions   is
through securitizations. While this is the lowest cost of capital available to the Company, there are limits to the use of leverage. The Company has decided that a conservative capital structure which avoids over leveraging is the most prudent course to take. Therefore, periodically the Company, through equity offerings,will decrease outstanding off-balance sheet debt to reduce leverage.

Securitizations

         The Company has access to financing programs for the securitization of tax-exempt instruments. Through 1998, the Company participated in a securitization program which involves placing a bond in a trust, and selling short term floating rate interests (the "P-FLOATS(sm)") in the trust to qualified third party investors. The Company typically receives the net proceeds from the sale of the P-FLOATS(sm) related to bonds it previously held and purchases the residual interest (the "RITES(sm)") in the trust. The Company may also purchase, for investment purposes, RITES(sm) in bonds that it did not own, in which case no proceeds are received. The P-FLOATS(sm) are the senior obligations of the trust and have first priority on the cash flow from the bonds. The RITES(sm) are the subordinate security and receive the residual income after payment of all fees and the floating rate obligation. To the extent these transactions create interest rate risks, the Company enters into interest rate swap contracts designed to reduce, but not eliminate such risks.

         Throughout 1998 and in December 1997, the Company raised $90 million and $59 million, respectively, through securitizations of two and five mortgage revenue bonds, respectively, at effective annual costs of approximately 5.2%.

Public Offerings

         On July 22, 1998, the Company sold to the public 2.5 million Growth Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering have been used for general corporate purposes, including new investments and working capital.

         On January 26, 1998, the Company offered and sold to the public 3.0 million Growth Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Growth Shares to cover over-allotments at the same price. The net proceeds from this offering approximated $57.9 million. On February 13, 1998, the underwriters exercised their option to purchase 246,000 Growth Shares generating net proceeds of approximately $4.8 million. The net proceeds from this offering were used to fund bond acquisitions during 1998.

The Mortgage Revenue Bonds

         The proceeds of the mortgage revenue bonds held by the Company were used to make mortgage loans for the construction, acquisition or refinancing of multifamily housing developments throughout the United States. The underlying developments are "qualified residential rental properties" under section 142(d) of the Internal Revenue Code of 1986, as amended (the "Code"), which requires that a specified percentage of their rental units be rented to persons whose incomes do not exceed specified percentages of local median income levels. Certain of the mortgage bonds qualify as 501(c)(3) bonds under Section 145 of the Code, which requires that the owner of the underlying property is a 501(c)(3) organization or a governmental unit that meets certain additional requirements. Accordingly, the bonds are "qualified bonds" within the meaning of section 141(e) of the Code, and the interest paid on the bonds is exempt from federal income taxes.

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

         The Company's investment in mortgage revenue bonds as of December 31, 1998 consisted of 41 mortgage bonds (13 participating bonds, 13 non-participating bonds, 12 participating subordinate bonds and three non-participating subordinate bonds, which are collateralized by 39 individual properties). See Notes 2 and 3 to the Company's consolidated financial statements included herein for a complete discussion.

         The Company's Preferred Shares, Preferred CD Shares, and Growth Shares all participate in the income from the 11 original bonds and the 11 refunded Series B Bonds. The Preferred Shares, because they have been structured so that their holders are allocated the income they would have been allocated had the 1995 Financing not occurred, are allocated an additional amount equal to the income generated by their pro rata portion of the 11 refunded Series A Bonds that serve as the collateral for the Receipts issued in the 1995 Financing and are no longer included in the Company's bond portfolio. Only the Growth Shares and Term Growth Shares participate in the income from acquisitions subsequent to the 1995 Financing and will participate in the income generated by additional bonds acquired by the Company in the future. See Item 5 of this report for a description of each class of the Company's shares.

Other Bond Related Investments

         The Company's other bond related investments are primarily investments in RITES(sm). As discussed above, the RITES(sm) are the subordinate security and receive the residual interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interest in the P- FLOATS(sm) trusts.

         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 1998, the Company purchased and/or sold interests in five bonds which it had previously securitized, and at December 31, 1998, the Company owned the senior interests in two bonds that it had previously securitized. (See Note 5 to the Company's consolidated financial statements included herein.)

Acquisition Programs

         The Company seeks to acquire investments that generate tax-exempt interest income and that are available on attractive terms. The Company believes that currently there are a substantial number of mortgage bonds and similar investments available at attractive prices including:

o Existing mortgage bonds for which the underlying mortgages are refinanced. There are a significant number of mortgage bonds backed by multifamily properties which were originated in the late 1980s. The Company believes, in light of the current interest rate environment, that many of the obligors on these mortgage bonds are likely to consider refinancing them.

o Bonds issued for the benefit of charitable organization obligors (otherwise referred to as 501(c)(3) developers) which own and manage multifamily housing. These properties generally serve moderate-income families with incomes between 50% and 80% of a region's median income.

o Bonds that are used to finance development or rehabilitation of multifamily properties, in conjunction with the affordable housing tax credit.

o Other portfolios of bonds and related investments backed by multifamily housing properties that meet the Company's underwriting criteria, including having attractive risk-adjusted returns.

         The Company will focus its efforts on supplying tax-exempt financing to quality, multifamily housing owned or developed by tax credit and 501(c)(3) developers as well as refinancings of existing mortgage bonds.

Competition

         The need for capital for multifamily housing developments continues to grow, especially in the affordable housing sector. Mature properties need to be recapitalized and new properties are being built to meet increasing demands in various markets. State and federal government programs, which provide incentives and/or subsidies to build and reinvest in multifamily housing, motivate continuous activity in multifamily development. Increasingly, these needs are being financed with tax-exempt bonds.

         The Company actively seeks investment opportunities throughout the United States and is encouraged by the business opportunities that exist. Although the Company operates in a competitive environment, there are only a handful of competitors that are exclusively focused on providing tax-exempt financing for multifamily housing consistent with the Company's acquisition programs. As a result, the Company is able to offer financing programs which are custom tailored to meet the customer's needs.

         The primarily competitive factors in originating new investments are pricing, service, ease of execution and certainty of execution. The Company's ability to follow through on these factors is the key to continued growth.

Property Performance

         The Company has structured 30 transactions subsequent to the Merger. The 38 properties collateralizing the mortgage loans underlying the investments are geographically dispersed and include new construction projects and acquisition or refinancing of existing properties. Three of the post-Merger transactions contain a provision by which the Company participates in the cash flow of the property. Aggregate occupancy for all of the properties collateralizing the Company's bonds and bond related investments was 93.4% at December 31, 1998.

         The 22 original bonds held by the Partnership at the time of the 1995 Financing had been acquired by the Partnership in 1986 and 1987. Due to an imbalance in the real estate markets in the late 1980's and early 1990's, many of the mortgage properties collateralized by the original bonds were unable to achieve the rent increases as originally anticipated and, consequently, the net cash flow from most of the properties was insufficient to pay the base interest due. Consequently, the former managing general partners were forced to draw funds from project level sources such as reserves and guarantees or declare monetary defaults and initiate loan workout discussions in instances where no project level sources existed.

         Construction starts for new apartment units declined significantly throughout the United States since the mid-1980s and fell to a record low in 1993. This decline in construction starts coupled with a general economic recovery brought about tightening markets, stabilized and higher occupancies, and an ability to realize greater rent increases. Apartment starts have generally increased since 1993 with relative balance between new supply and marginal demand for housing in most markets.

         The following table provides certain information for the years ended December 31, 1998 and 1997 with respect to the properties collateralizing the mortgage loans underlying the investments held by the Company at December 31, 1998.

Real Estate Table

                                                                                    Occupancy
                                                                     --------------------------------------
                                                                      Month Ended  Month Ended   Month Ended
                                                Month/Year  Apartment December 31, September 30, December 31,
    Apartment Community     Location            Acquired      Units     1998         1998          1997
    -------------------     --------            ----------  -------- ------------ -------------- -----------

Participating Mortgage Bonds:
Alban Place                 Frederick, MD        Sep-86       194       90.7%        99.0%        90.7%
Creekside Village           Sacramento, CA       Nov-87       296       92.9%        94.3%        95.3%
Emerald Hills               Issaquah, WA         Mar-88       130       93.8%        93.3%        96.9%
Lakeview                    Miami, FL            Sep-87       180       96.1%        92.8%        96.1%
Newport On Seven            St. Louis Park, MN   Aug-86       167       97.0%        99.4%        97.6%
North Pointe                San Bernardino, CA   Sep-86       540       92.6%        91.6%        92.0%
Northridge Park II          Salinas, CA          Aug-87       128       93.0%        96.7%        95.3%
Riverset (1)                Memphis, TN          Aug-88       352       96.6%        98.7%        97.7%
Southfork Village           Lakeville, MN        Jan-88       200       96.5%        97.5%        98.0%
Villa Hialeah               Hialeah, FL          Nov-87       245       91.8%        93.9%        92.7%
Mountain View (Willowgreen) Tacoma, WA           Nov-86       241       95.9%        96.7%        94.6%
The Crossings               Lithonia, GA         Jan-97       200       97.0%        94.0%        97.5%
Palisades Park              Universal City, TX   Feb-98       328       96.0%        94.8%         N/A
                                                          -------
    Subtotal Participating Mortgage Bonds                   3,201
                                                          -------

Non-participating Mortgage Bonds
Riverset II (1)             Memphis, TN          Jan-96         -          -            -            -
Charter House (2)           Lenexa, KS           Dec-96         -          -            -            -
Hidden Valley               Kansas City, MO      Dec-96        82       93.9%        93.9%        92.7%
Oakbrook                    Topeka, KS           Dec-96       170       82.4%        86.5%        88.2%
Torries Chase               Olathe, KS           Dec-96        99       94.9%        95.2%        98.0%
Gannon Portfolio (3 )        ----                Feb-98         -          -            -            -
Italian Gardens (4)         San Jose, CA         Apr-98       140        N/A          N/A          N/A
Coleman Senior (4)          San Jose, CA         Apr-98       141        N/A          N/A          N/A
Lake Piedmont (5)           Indianapolis, IN     Apr-98       648       59.9%        66.0%         N/A
Orangevale (5)              Orange, CA           Apr-98        64       98.4%        79.7%         N/A
Western Hills (6)           Overland Park, KS    Dec-98        80        N/A
Oakmont (6)                 Monroe, LA           Dec-98       212        N/A
Towne Oaks (6)              Monroe, LA           Dec-98       152        N/A
Briarwood (6)               Virginia Beach, VA   Dec-98       600        N/A
                                                          -------
    Subtotal Mortgage Bonds                                 2,388
                                                          -------

Participating Subordinate Mortgage Bonds:
Barkley Place               Ft. Myers, FL        May-87       156       96.8%        98.1%        95.5%
Gilman Meadows              Issaquah, WA         Mar-87       125       97.6%        96.6%        96.0%
Hamilton Chase              Chattanooga, TN      Feb-87       300       91.7%        91.5%        95.0%
Mallard Cove I & II         Everett, WA          Feb-87       198       99.0%        93.1%        96.0%
Meadows                     Memphis, TN          Jan-88       200       95.0%        98.3%        98.0%
Montclair                   Springfield, MO      Oct-86       159       95.0%        94.7%        97.5%
Newport Village             Thornton, CO         Dec-87       339       94.4%        98.2%        96.8%
Steeplechase                Knoxville, TN        Oct-88       450       93.1%        93.7%        89.8%
Whispering Lake             Kansas City, MO      Oct-87       384       93.2%        96.0%        96.6%
Riverset II (1)             Memphis, TN          Jan-96       148       97.3%        98.8%        96.0%
                                                         --------
   Subtotal Participating Subordinate Mortgage Bonds        2,679
                                                         --------

Subordinate Mortgage Bonds:
Independence Ridge          Independence, MO     Aug-96       336       87.5%        86.9%        99.1%
Locarno                     Kansas City, MO      Aug-96       110       96.4%        97.3%        99.1%
Olde English (7)            Wichita, KS          Jun-98       264       83.7%        92.0%         N/A
                                                         --------
   Subtotal Subordinate Mortgage Bonds                        710
                                                         --------

Other Bond Related Investments and Loans:
Indian Lakes                Virginia Beach, VA   Jul-97       296       96.3%        98.6%        92.9%
Charter House (2)           Lenexa, KS           Dec-96       280       92.9%        91.1%        94.0%
Southgate Crossings         Columbia, MD         Jun-97       215       96.3%        98.0%        96.3%
Southwood (5)               Richmond, VA         Nov-97     1,286       91.8%        89.1%        87.6%
Village at Stone Mountain   Stone Mountain, GA   Oct-97       722       94.3%        95.2%        95.0%
Riverset II (1)             Memphis, TN          Jan-96         -          -            -            -
Cinnamon Ridge              Egan, MN             Dec-97       264       95.1%        98.9%        97.0%
Gannon (Broward) (3)        Lauderdale Lakes, FL Feb-98       315       97.8%        94.6%         N/A
Gannon (Dade) (3,8)         Miami, FL            Feb-98     1,252       95.6%        97.0%         N/A
Gannon (St. Louis) (3)      St. Louis, MO        Feb-98       336       92.0%        94.6%         N/A
Villas at Sonterra (4)      San Antonio, TX      May-98       156        N/A          N/A          N/A
Queen Anne IV               Weymouth, MA         Jul-98       110       90.9%        96.4%         N/A
Oklahoma City (9)           Oklahoma City, OK    Aug-98       772       87.5%        88.7%         N/A
Rillito Village (10)        Tucson, AZ           Aug-98       272       90.8%        93.4%         N/A
Wheeler Creek (11)          Washington, DC       Dec-98       180        N/A
Poplar Glen (11)            Columbia, MD         Jun-97       191       97.4%        97.5%        98.4%
                                                         --------
   Subtotal Other Bond Related Investments                  6,647
                                                          -------

       Total/Weighted Average Investments                               93.4%        95.3%        95.3%
       Total Units                                         15,625
                                                          =======



                                                                          Average Monthly Rent
                                                                           Per Apartment Unit
                                                                      --------------------------------------
                                                                      Month Ended  Month Ended   Month Ended
                                            Month/Year     Apartment  December 31, September 30, December 31,
    Apartment Community     Location        Acquired        Units        1998         1998          1997
    -------------------     --------        ----------     ---------  -----------  ------------  ------------
Participating Mortgage Bonds:
Alban Place                 Frederick, MD        Sep-86       194      $ 770        $ 745        $ 767
Creekside Village           Sacramento, CA       Nov-87       296        477          475          471
Emerald Hills               Issaquah, WA         Mar-88       130        894          882          848
Lakeview                    Miami, FL            Sep-87       180        634          628          617
Newport On Seven            St. Louis Park, MN   Aug-86       167        886          877          856
North Pointe                San Bernardino, CA   Sep-86       540        590          588          586
Northridge Park II          Salinas, CA          Aug-87       128        854          848          804
Riverset (1)                Memphis, TN          Aug-88       352        658          655          674
Southfork Village           Lakeville, MN        Jan-88       200        852          829          817
Villa Hialeah               Hialeah, FL          Nov-87       245        608          608          605
Mountain View (Willowgreen) Tacoma, WA           Nov-86       241        540          537          525
The Crossings               Lithonia, GA         Jan-97       200        679          649          665
Palisades Park              Universal City, TX   Feb-98       328        484          487          N/A

    Subtotal Participating Mortgage Bonds                   3,201


Non-participating Mortgage Bonds
Riverset II (1)             Memphis, TN          Jan-96         -          -            -            -
Charter House (2)           Lenexa, KS           Dec-96         -          -            -            -
Hidden Valley               Kansas City, MO      Dec-96        82        515          515          484
Oakbrook                    Topeka, KS           Dec-96       170        446          446          430
Torries Chase               Olathe, KS           Dec-96        99        443          443          430
Gannon Portfolio (3 )        ----                Feb-98         -          -            -            -
Italian Gardens (4)         San Jose, CA         Apr-98       140        N/A          N/A          N/A
Coleman Senior (4)          San Jose, CA         Apr-98       141        N/A          N/A          N/A
Lake Piedmont (5)           Indianapolis, IN     Apr-98       648        480          479          N/A
Orangevale (5)              Orange, CA           Apr-98        64        845          756          N/A
Western Hills (6)           Overland Park, KS    Dec-98        80        N/A
Oakmont (6)                 Monroe, LA           Dec-98       212        N/A
Towne Oaks (6)              Monroe, LA           Dec-98       152        N/A
Briarwood (6)               Virginia Beach, VA   Dec-98       600        N/A
                                                        ---------
    Subtotal Mortgage Bonds                                 2,388
                                                        ---------

Participating Subordinate Mortgage Bonds:
Barkley Place               Ft. Myers, FL        May-87       156      1,847        1,794        1,740
Gilman Meadows              Issaquah, WA         Mar-87       125        895          885          841
Hamilton Chase              Chattanooga, TN      Feb-87       300        594          597          576
Mallard Cove I & II         Everett, WA          Feb-87       198        671          663          629
Meadows                     Memphis, TN          Jan-88       200        561          561          539
Montclair                   Springfield, MO      Oct-86       159      1,675        1,648        1,587
Newport Village             Thornton, CO         Dec-86       220        710          716          680
Nicollet Ridge              Burnsville, MN       Dec-87       339        809          807          771
Steeplechase                Knoxville, TN        Oct-88       450        593          588          587
Whispering Lake             Kansas City, MO      Oct-87       384        589          605          569
Riverset II (1)             Memphis, TN          Jan-96       148        667          651          634
                                                        ---------
   Subtotal Participating Subordinate Mortgage Bonds        2,679
                                                        ---------

Subordinate Mortgage Bonds:
Independence Ridge          Independence, MO     Aug-96       336        490          495          469
Locarno                     Kansas City, MO      Aug-96       110        788          784          734
Olde English (7)            Wichita, KS          Jun-98       264        491          491          N/A
                                                        ---------
   Subtotal Subordinate Mortgage Bonds                        710
                                                        ---------

Other Bond Related Investments and Loans:
Indian Lakes                Virginia Beach, VA   Jul-97       296        671          659          644
Charter House (2)           Lenexa, KS           Dec-96       280        589          539          509
Southgate Crossings         Columbia, MD         Jun-97       215        798          791          760
Southwood (5)               Richmond, VA         Nov-97     1,286        466          467          468
Village at Stone Mountain   Stone Mountain, GA   Oct-97       722        666          658          651
Riverset II (1)             Memphis, TN          Jan-96         -          -            -            -
Cinnamon Ridge              Egan, MN             Dec-97       264        834          787          750
Gannon (Broward) (3)        Lauderdale Lakes, FL Feb-98       315        597          585          N/A
Gannon (Dade) (3,8)         Miami, FL            Feb-98     1,252        677          674          N/A
Gannon (St. Louis) (3)      St. Louis, MO        Feb-98       336        511          508          N/A
Villas at Sonterra (4)      San Antonio, TX      May-98       156        N/A          N/A          N/A
Queen Anne IV               Weymouth, MA         Jul-98       110        802          771          N/A
Oklahoma City (9)           Oklahoma City, OK    Aug-98       772        440          438          N/A
Rillito Village (10)        Tucson, AZ           Aug-98       272        434          434
Wheeler Creek (11)          Washington, DC       Dec-98       180        N/A
Poplar Glen (11)            Columbia, MD         Jun-97       191        787          777          753
                                                       ----------
   Subtotal Other Bond Related Investments                  6,647
                                                       ----------

       Total/Weighted Average Investments                             $  565        $ 683        $ 674
       Total Units                                         15,625
                                                       ==========

(1)    The Company owns a participating bond, a participating subordinate bond and a RITES interest collateralized by the Riverset property.
(2)    The Company owns a non-participating bond, a FLOATS interest and a RITES interest collateralized by the Charter House property.
(3)    The Company owns a non-participating bond and RITES interests collateralized by the Gannon Portfolio.
(4)    New Construction.
(5)    Properties under renovation.
(6)    Fourth Quarter Activity.
(7)    The Company owns a non-participating subordinate bond collateralized by Olde English Manor.
(8)    The Dade Gannon Portfolio represents eight properties.
(9)    The Oklahoma City Portfolio represents three properties.
(10)   The Company owns a taxable loan collateralized by Rillito Village.
(11)   The Company owns a $50,000 investment related to Wheeler Creek and a risk-sharing interest in Poplar Glen (See Note 8 to the consolidated financial statements
       included herein) which is included in restricted assets.





Asset Management

         The Company is responsible for a full range of loan servicing and asset management functions for each mortgaged property underlying the mortgage revenue bonds held by the Company. The Company monitors the timely receipt of all debt service payments and promptly notifies a borrower of any delinquency, deficiency, or default. Reporting systems are in place which allow the Company to review and analyze the revenue, expenses and leasing activity of each property on a monthly basis. In addition, the Company inspects each property and market area at least annually.

         The loan servicing and asset management oversight is designed to enable the Company to track the performance of each property and to alert management to potential problems. While actions will vary depending upon the nature of an individual problem, the Company generally notifies borrowers of any problems or concerns and recommends corrective action.

         The Company responds to defaults on mortgage revenue bonds on a case-by-case basis. After sending requisite default notices, Company management typically holds discussions with the property owner/developer. In the event that management determines that the owner/developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Where management determines that successful operation by the current owner/developer is not feasible, negotiations for the transfer of a deed, in lieu of foreclosure, to an affiliated entity may be undertaken. In the absence of operating deficit guarantees, the Company may face additional risk from operations with respect to properties so transferred, which may require subsidies from Company reserves to cover potential operating deficits before debt service. The Company does not currently anticipate that any such operating deficits before debt service will occur in 1999.

Employees

         As of December 31, 1998, the Company had 27 employees. The Company is not a part to any collective bargaining agreement.

Item 2.  Properties.

         The registrant has no physical properties, as its assets consist primarily of the mortgage revenue bonds and other bond related investments described under Item 1 and certain related loans described in Note 7 to the Company's consolidated financial statements included elsewhere herein. The Company leases office space at 218 N. Charles, Baltimore, Maryland 21201 with a term expiring in 2002.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders during the three months ended December 31, 1998.

                                                          Part II

Item 5.  Market for Registrant's Equity Securities and Related Stockholder
         Matters

         Beginning August 30, 1996, the Growth Shares were traded on the American Stock Exchange (the "AMEX") under the symbol "MMA." Effective June 25, 1998, the Company began trading on The New York Stock Exchange, Inc. (the "NYSE") under the same symbol. The following table sets forth the high and low sale prices per share of the Growth Shares as reported by the AMEX and the NYSE for each calendar quarter since the commencement of trading, together with the distributions declared with respect to such shares allocable to such period.


Municipal Mortgage and Equity
Item 5. table

                                                                                       Distributions
                                                      High           Low                 Declared
                                                    --------       --------          ----------------


 1997
        First Quarter                                17 7/8        15 1/2                 0.3450
        Second Quarter                               17 3/8        16 1/4                 0.3500
        Third Quarter                                19 7/8        17                     0.3650
        Fourth Quarter                               20 7/8        19                     0.3700

 1998
        First Quarter (through March 24)             21 3/4        19 5/8                 0.3750
        Second Quarter                               22 1/8        20 5/8                 0.3800
        Third Quarter                                21 7/8        18 3/8                 0.3850
        Fourth Quarter                               19 1/4        16 1/4                 0.3900

1999
        First Quarter (through March 16)             20            17 1/4                      -


         As of March 12, 1999, there were approximately 15,772 holders of record of Growth Shares.

         The Preferred Shares and the Preferred CD Shares are not listed for trading on any national securities exchange, and there is no established public trading market for those shares. As of March 12, 1999, there were 1,181 and 526 holders of record of Preferred Shares and Preferred CD Shares, respectively.


Description of Shares

         As of December 31, 1998 there were 22,940 Preferred Shares (15,590 Series I and 7,350 Series II), 11,860 Preferred CD Shares (8,325 Series I and
3,535 Series II), 2,000 Term Growth Shares, and 16,791,050 Growth Shares outstanding. Shareholder approval may not be required for the Company to issue additional shares in the future. Although the Company will not issue additional Preferred Shares or Preferred CD Shares, it may from time to time issue additional Growth Shares depending upon market conditions. In addition, the Company is authorized to issue new classes of shares, which may be senior to the Growth Shares but cannot be senior to the Preferred Shares or Preferred CD Shares. No shareholders have pre-emptive rights.

         The rights of the holders of each class of shares of the Company, including the distributions to which each class is entitled, are set forth in full in the Company's Operating Agreement, a copy of which is filed as an exhibit to this report. The following is a summary of the rights, privileges and preferences of the holders of each class.

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

         The Preferred Shares must be partially redeemed upon (i) the sale or repayment of a bond attributable to such shares, (ii) the sale of a related mortgaged property, or (iii) beginning in the year 2000, an appraisal of a related mortgaged property indicating that its fair market value exceeds the sum of (a) the face value of the bond secured by the property and (b) unpaid accrued interest on such bond. Upon liquidation, the holders of the Preferred Shares are entitled to receive, after payment of creditors, the appraised value of the Company's assets attributable to such shares, together with all unpaid accrued distributions, before any distribution is made to the holders of Growth Shares or other shares ranking junior to the Preferred Shares. The Preferred Shareholders shall be permitted to convert such shares to either Growth Shares or cash (at the discretion of the Board of Directors) once every two years beginning in June 2004. Third party independent appraisals will be obtained to determine the conversion value for each share.

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

         Term Growth Shares. The holders of the Term Growth Shares are entitled to distribution of 2% of the Company's cash flow. Except with respect to distributions and various redemption features as defined in the Operating Agreement, the rights and privileges of the Term Growth Shares are substantially the same as those of the Growth Shares. Term Growth Shares will be redeemed when Preferred and Preferred CD Shares are fully redeemed or converted (subject to certain conditions defined in the Company's Operating Agreement).

         Growth Shares. The holders of the Growth Shares, also referred to as common shares, are entitled to such distributions as declared by the Board of Directors out of funds legally available therefor. As of December 31, 1998, the Company's policy is to distribute to the holders of the Growth Shares at least 80% of its cash flow from operations (exclusive of capital-related items and reserves) after payment of distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth Shares. No distributions may be declared or paid with respect to the Growth Shares, however, so long there remains unpaid any required distribution or redemption payment with respect to the Preferred Shares and Preferred CD Shares.

         The Growth Shares are not redeemable (except pursuant to certain anti-takeover provisions) and upon liquidation share ratably in any assets remaining after payment of creditors and the liquidation preferences of the Preferred Shares and Preferred CD Shares. The holders of the Growth Shares voting as a single class have the right to elect the directors of the Company and, voting together with the holders of the Preferred Shares and Preferred CD Shares, have voting rights with respect to a merger or consolidation of the Company in which it is not the surviving entity or the sale of substantially all of its assets, the removal of a director, the dissolution of the Company, and certain anti-takeover provisions. Each Growth Share entitles its holder to cast one vote on each matter presented for shareholder vote. Because of provisions providing limited protection against dilution of the voting rights of the holders of the Preferred Shares and Preferred CD Shares, each Series I Preferred Share and Series I Preferred CD Share and each Series II Preferred and Series II Preferred CD Share currently entitles its holders to cast 38.10 and 43.95 votes, respectively, on each matter on which the Preferred and Preferred CD Shares vote along with the Growth Shares presented for a vote of the holders of those shares.



ITEM 6.  SELECTED FINANCIAL DATA

                                                                   1998          1997          1996           1995          1994
                                                                -----------  ------------  -------------  ------------- ----------

As of and for the year ended December 31,
INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
    other bond related investments                                $23,241       $17,219        $13,859        $13,363      $16,894
Interest on parity working capital loans, demand
    notes and other loans                                           4,563         3,500          1,343            211          486
Net gain on sales                                                   4,743         2,824              -            623            -
Equity in MLP II                                                        -             -          2,141          3,150            -
Total revenues                                                     35,458        25,339         18,670         17,713       17,590
Other-than-temporary impairments and valuation
   adjustments related to investment in mortgage
   revenue bonds                                                   (2,049)       (2,580)        (3,990)             -       (2,014)
Income before cumulative effect of accounting change               27,407        18,797         10,868         13,204       13,211
Cumulative effect of accounting change for mortgage
    revenue bonds                                                       -             -              -              -      (11,881)
Net income                                                        $27,407       $18,797        $10,868        $13,204       $1,330

PER SHARE/BAC DATA:
Net income (loss) per BAC prior to August 1, 1996:
Series I:
Income before cumulative effect of accounting change                    -             -          $5.33         $43.74       $41.79
Cumulative effect of accounting change for mortgage
    revenue bonds                                                       -             -              -              -      ($47.40)
Net income (loss)                                                       -             -          $5.33         $43.74       ($5.61)
Series II:
Income before cumulative effect of accounting change                    -             -         $26.05         $44.91       $49.04
Cumulative effect of accounting change for mortgage
    revenue bonds                                                       -             -              -              -      ($23.71)
Net income                                                              -             -         $26.05         $44.91       $25.33

Net income per share subsequent  to July 31, 1996:
Preferred shares
    Series I                                                       $67.80        $43.07         $22.84              -            -
    Series II                                                      $64.74        $64.84         $27.24              -            -
Preferred capital distribution shares
    Series I                                                       $56.23        $32.59         $18.86              -            -
    Series II                                                      $48.97        $49.70         $21.53              -            -
Growth shares (diluted earnings per share)                          $1.60         $1.50          $0.56              -            -
Weighted average Growth Shares outstanding - diluted           15,938,249    12,537,517     11,123,048              -            -

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds and other
  bond related investments                                       $310,093      $220,961       $183,632       $146,142     $213,842
Investment in MLP II Acquisition LP                                     -             -              -         65,299            -
Total assets                                                     $359,411      $243,101       $230,277       $224,815     $230,282

ITEM 6.  SELECTED FINANCIAL DATA (continued)


                                                                   1998          1997           1996           1995          1994
                                                                -----------  ------------  -------------  ------------- ----------

CASH DISTRIBUTIONS PER BAC DISTRIBUTED
  EACH YEAR AS FOLLOWS:
Distributions per BAC prior to August 1, 1996:
Series I BACS:
For the six months ended June 30, paid in July/August                   -             -         $26.25         $26.25       $25.00
For the six months ended December 31, paid in February                  -             -              -         $26.25       $25.00
Series II BACS:
For the six months ended June 30, paid in July/August                   -             -         $27.50         $27.50       $27.50
For the six months ended December 31, paid in February                  -             -              -         $27.50       $27.50

Distributions per share subsequent  to July 31, 1996:
Preferred shares:
    Series I:
         For the year ended December 31, paid quarterly (1),(3)    $80.77        $53.57              -              -            -
         For the six months ended December 31, paid in February         -             -         $26.25              -            -
    Series II:
         For the year ended December 31, paid quarterly (1)        $68.52        $62.87              -              -            -
         For the six months ended December 31, paid in February         -             -         $30.64              -            -
         Special distribution - August                                  -             -          $6.84              -            -
Preferred capital distribution shares:
    Series I:
         For the year ended December 31, paid quarterly (1),(3)    $79.44        $43.79              -              -            -
         For the six months ended December 31, paid in February         -             -         $21.57              -            -
         Special distribution/return of capital - August                -             -        $177.59              -            -
    Series II:
         For the year ended December 31, paid quarterly (1)        $53.36        $50.64              -              -            -
         For the six months ended December 31, paid in February         -             -         $25.00              -            -
         Special distribution/return of capital - August                -             -        $252.03              -            -
Growth shares
         For the year ended December 31, paid quarterly (1)         $1.53         $1.43              -              -            -
         For the six months ended December 31, paid in February(2)      -             -        $0.6325              -            -

(1) This amount represents total dividends declared for the year.  Quarterly distributions were paid to all preferred shareholders beginning with the third quarter of 1997;  the first semiannual distribution for 1997 was paid in August 1997.
(2) This amount represents a $0.07 distribution for the one month ended July 31, 1996 from the former Partnership and a $0.5625 distribution for the five months ended December 31, 1996 from the Company. Also, the affiliates of the former Managing General Partner of the Partnership who received Growth Shares in the Merger did not receive the
    July 1996 distribution paid to Growth Shareholders since they were not holders in July 1996.
(3) The 1998 distributions for the Series I Preferred Shares and the Series I Preferred Capital Distribution Shares include a special distribution of $24.93 and $33.88, respectively, for their proportionate share of the Company's net proceeds from the sale of three Consolidated Demand Notes in December 1998.

ITEM 6.  SELECTED FINANCIAL DATA (continued)


                                                                 1998           1997          1996           1995          1994
                                                             ------------     ---------  -------------  -------------   ----------

SHARES/BACs OUTSTANDING AND NUMBER OF HOLDERS
   AS FOLLOWS:
BACS as of December 31,
Series I:
BACs outstanding                                                        -             -              -        200,000      200,000
Number of BAC holders                                                   -             -              -          9,607        9,739
Series II:
BACs outstanding                                                        -             -              -         96,256       96,256
Number of BAC holders                                                   -             -              -          4,172        4,226
Shares as of December 31,
Preferred shares:
    Series I
         Shares outstanding                                        15,590        16,329         16,329              -            -
         Number of shareholders                                       803           873            952              -            -
    Series II
         Shares outstanding                                         7,350         7,637          7,637              -            -
         Number of shareholders                                       356           365            403              -            -
Preferred capital distribution shares:
    Series I
         Shares outstanding                                         8,325         8,909          8,909              -            -
         Number of shareholders                                       378           425            481              -            -
    Series II
         Shares outstanding                                         3,535         3,809          3,809              -            -
         Number of shareholders                                       170           194            222              -            -
Growth shares
         Shares outstanding                                    16,791,050    11,106,150     11,092,370              -            -
         Number of shareholders                                    15,772        13,405         11,052              -            -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General Business

         The Company is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the "Merger"), is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"). Accordingly, the accompanying consolidated financial statements present the financial position of the Company at December 31, 1998 and 1997; results of operations include those of the Partnership through July 31, 1996 and those of the Company from August 1, 1996 through December 31, 1998.

         The Partnership was a closed-end limited partnership whose assets consisted principally of 22 mortgage revenue bonds and related working capital loans acquired with the $296 million proceeds from two 1986 offerings of Beneficial Assignee Certificates ("BACs") representing the assignment of its limited partnership interests. In August 1996, as a result of elections made by the Partnership's BAC holders in connection with the Merger, the outstanding BACs were exchanged for either Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD Shares"), or Growth Shares (or "Common Shares") (including a limited number of Term Growth Shares) of the Company. As more fully explained in Note 14 to the Company's consolidated financial statements included herein, all of these shares participate, to varying degrees, in the investment results of the bonds and related loans held by the Partnership at the time of the Merger, and the Common Shares alone participate in the investment results of new investments purchased with the proceeds from any financings or equity offerings.

         The Company is required to distribute to the holders of Preferred Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the Company's net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual cash available for distributions ("CAD") to Common Shares. This payout ratio approximated 90% and 95% of the annual CAD for the years ended December 31, 1998 and 1997, respectively. For the five months ended December 31, 1996, the payout ratio approximated 94% of CAD.

         Certain of the bonds held by the Company are participating bonds that provide for payment of contingent interest in addition to base interest at a fixed rate. Additionally, the mortgage loans underlying all of the bonds and certain bond related investments held by the Company are nonrecourse. As a result of these two factors, all debt service on the bonds, and therefore cash flow available for distribution to all shareholders, is dependent upon the performance of the underlying properties.

Results of Operations

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Total income for the year ended December 31, 1998 increased by approximately $10.1 million over the same period last year due primarily to (1) an increase in interest income and fees on new investments of $7.6 million, (2) an increase in gain on sales of $1.9 million, and (3) an increase in interest on short-term investments of $0.7 million as a result of temporary investment of equity offering proceeds. The $4.7 million gain on sales in 1998 was primarily the result of the sale of certain notes in the fourth quarter ($4.2 million) and the sale of the Hunters Ridge/South Pointe investment in the first quarter ($0.3 million).

         Operating expenses for the year ended December 31, 1998 increased by approximately $2.0 million from the prior year due primarily to (1) an increase in salary and benefits expense as a result of an increase in the number of employees and an increase in the incentive compensation earned in 1998, (2) an increase in costs associated with growing the Company's infrastructure, (3) an increase in costs associated with growth in investment activities, and (4) an initial filing fee for listing the Common Shares on the New York Stock Exchange.

           The Company recorded other-than-temporary impairments aggregating $2.0 million on two bonds in 1998. These noncash charges do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income stream, or the financial obligations under the bonds.

         For the year ended December 31, 1998, the net adjustment to other comprehensive income for unrealized holding losses on mortgage revenue bonds and other bond related investments available for sale was $1.4 million. After a reclassification adjustment for losses of $1.5 million included in net income, other comprehensive income for the year ended December 31, 1998 was $59,000.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Total income for the year ended December 31, 1997 increased by approximately $6.7 million as compared to the same period in 1996. The increase in total income is due primarily to (1) a $2.8 million gain on the sale of bonds through securitization which includes a portion of the unrealized gain associated with the bonds of approximately $3.1 million, net of selling expenses of approximately $0.3 million; (2) an increase in interest income and fees of $1.6 million earned on new acquisitions; and (3) an increase in interest income of $1.1 million resulting from the contribution of mortgage servicing fees by the former general partners of the Partnership.

         Operating expenses for 1997 increased slightly over 1996 due primarily to an increase in costs associated with the expansion and growth of the Company.

         The Company recorded other-than-temporary impairments aggregating $2.6 million on two bonds in 1997. These noncash charges do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income stream, or the financial obligations under the bonds.

         For the year ended December 31, 1997, the net adjustment to other comprehensive income for unrealized holding gains on mortgage revenue bonds and other bond related investments available for sale was $15.4 million. After a reclassification adjustment for gains of $0.5 million included in net income, other comprehensive income for the year ended December 31, 1997 was $14.9 million.

         The Company believes that inflation has not had a material effect on results of operations.

New Accounting Pronouncement

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This standard requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At this time, the Company is still assessing the impact of SFAS No. 133 on its financial condition and results of operations.

Liquidity and Capital Resources

         The Company's primary objective is to maximize shareholder value through increases in CAD per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and Common Share equity offerings, to finance its acquisitions.

         For the year ended December 31, 1998, the Company participated in $252 million in investment transactions. Of this amount, $86 million of these transactions were bond or loan originations retained by the Company. The remaining investment transactions involve the securitizations discussed below.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank, which has to date been Merrill Lynch Pierce Fenner and Smith Incorporated ("Merrill Lynch"), which, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust (the "senior interests" or the "P- FLOATS(sm)"), which have first priority on the cash flow from the bonds, are sold to accredited qualified third party investors. The Company purchases the residual interests (or the "RITES(sm)") in the trust and receives the proceeds from the sale of the senior interests less certain transaction costs. The Company may also purchase, for investment purposes, residual interests in bonds that it did not own, in which case no proceeds are received. The residual interests are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation. The Company recognizes taxable capital gains (or losses) upon the sale of its bonds.

         The investment bank (the "credit enhancer") provides liquidity to the trust and credit enhancement to the bonds which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease which would negatively impact cash available for distribution. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related swaps, the Company would recognize gains or losses on the liquidation, for net income, tax reporting and cash available for distribution, which may be significant depending on market conditions. As of December 31, 1998, $166 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement. During the first six months of 1999, $141 million of these renewals were scheduled to come due. The Company has already extended, in advance, the liquidity and credit enhancement of these $141 million of senior interests through July 1, 1999. The Company continues to review alternatives which would reduce and diversify credit risks.

         Since the bonds securitized generally bear fixed rates of interest, the residual interest in the trust created by the securitization may create interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company enters into interest rate swaps, which are contracts exchanging an obligation to receive a floating rate approximating the rate on the senior interests for an obligation to pay a fixed rate. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains (or losses) upon the termination of an interest rate swap contract. The interest rate swaps are for limited time periods which generally approximate the term of the securitization trust and are for notional amounts that generally approximate the outstanding senior interests in the trust. Also, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire or are terminated, in which case the Company would be fully exposed to interest rate risk to the extent the swaps are terminated by the counterparty while the securitization trust remains in existence. In addition, there is no guarantee that the securitization trust will be in existence for the duration of the swap, as these securitization trusts are collapsed if the credit enhancement or liquidity facilities are not renewed, as discussed above. If the securitization trusts are no longer in existence, the Company would recognize gains and losses from changes in market values of the swap instruments or from the termination of the swap agreements. Depending on market conditions, these gains and losses on the interest rate swaps could be significant.

         The term of the securitization trusts is based on the anticipated prepayment of the underlying bond in the trust. If the bond prepayment occurs as anticipated, the Company will receive its pro rata share of proceeds from the prepayment. However, there is no certainty that bond prepayment will occur at the end of the term of the securitization trust. If the bond does not prepay before the securitization trust terminates, the Company would be forced to liquidate its subordinate investment or, if the Company would wish to retain this investment, it would be forced to purchase the remaining interests in the bond.

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own but in which it now holds a residual interest. During 1998, the Company purchased and/or sold interests in five bonds which it previously securitized. At December 31, 1998, the Company owned the senior interests in two bonds that it had previously securitized.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others. Under this method, the Company's leverage ratio at December 31, 1998 was approximately 41%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Term Securitization Facility

         In order to reduce the Company's exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATS(sm) trusts and the swap agreements, the Company is working with Merrill Lynch to convert a portion of its investment in the P-FLOATS(sm) program into a longer term securitization facility. To facilitate the conversion of the Company's investment, the Company plans to sell to Merrill Lynch its subordinate floating rate interests in certain P-FLOATS(sm) trusts. Merrill Lynch will then collapse the P-FLOATS(sm) trust and deposit the bonds into a new securitization trust (the "Term Securitization Facility").

         Two classes  of   certificates   will  be  sold  out  of  the  Term
Securitization  Facility;  Class  A and Class B trust  certificates.
The Class A certificates will bear interest at a fixed rate. The Class A fixed interest rate will be set at the lowest rate that would result in the sale of the Class A certificates at par. At each distribution date, the Class B certificates will receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses,
(2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. Credit enhancement of the bonds and liquidity support for the Class A certificates will be provided by a subsidiary of the Company. The Class A certificates will be sold to third party investors and a wholly owned subsidiary of the Company intends to purchase the Class B certificates. Since the senior interests are fixed rate instruments, the Company will no longer need to enter into interest rate swap agreements in connection with the securitization of these bonds. The Company anticipates this transaction will be consummated in March 1999.

Public Offerings

         On January 26, 1998, the Company sold to the public 3.0 million Common Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 0.5 million Common Shares to cover over-allotments at the same price. On February 13, 1998, the underwriters exercised their option to purchase 0.2 million Common Shares. Net proceeds generated from the offering of the 3.2 million Common Shares approximated $62.7 million. The net proceeds from this offering were used to fund bond acquisitions and investments.

         On July 22, 1998, the Company sold to the public 2.5 million Common Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering were used for general corporate purposes, including new investments and working capital.

Cash Flow

         At December 31, 1998, the Company had cash and cash equivalents of approximately $23.2 million.

         Cash flow from operating activities was $25.7 million, $18.8 million and $12.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in cash flow for 1998 versus 1997 is due primarily to an increase in income from investment of equity offering proceeds. The increase in cash flow for 1997 versus 1996 is due to the permanent investment of financing proceeds. For the period January 1996 through July 1996, the income from the temporary investment of financing proceeds, as well as the debt service on certain notes, both of which were held by a subsidiary, were classified as cash flow from investing activities. Had the cash flows from this subsidiary been classified as cash flow from operating activities during this period, cash flow from operating activities during the year ended December 31, 1996 would have been $15.6 million.

         The Company uses CAD as the primary measure of its dividend paying ability. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are two primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the noncash gain and loss recognized for GAAP associated with valuations and sales of investments, which are not included in the calculation of CAD.

         For the years ended December 31, 1998 and 1997, cash available for distribution to Common Shares was $26.6 million and $16.7 million, respectively. The Company's Common Share dividend for 1998 of $1.53 represents a payout ratio of 90.0% of CAD. The Company's Common Share dividend for 1997 of $1.43 represents a payout ratio of 95.4% of CAD.

         Regular cash distributions to shareholders attributable to the years ended December 31, 1998, 1997 and 1996 were $27.1 million, $18.3 million and $16.1 million, respectively. In addition, during the year ended December 31, 1996, the Company, in accordance with the terms of the Merger, made a one-time distribution of an aggregate of $2.5 million to the holders of the Preferred CD Shares, consisting of their allocable share of the proceeds from a 1995 financing transaction and related expenses.

         The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, and securitization proceeds. In addition, the Company's business plan includes structuring $200 million in investment transactions in 1999. In order to achieve its plan, the Company will be required to obtain additional financing of approximately $100 million during 1999. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.

Income Tax Considerations

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significant and different than the capital gains and losses recorded by the Company.

Year 2000 Compliance

         The Company is evaluating Year 2000 compliance issues, including exposure related to vendors, borrowers, software and other systems to determine whether internal and external concerns have been addressed. The Company has established a Year 2000 Project Committee to oversee this evaluation and implementation. The Company's internal goal is to be 100% compliant by June 30, 1999. As of the date of this writing, all equipment and software has been tested and identified as to whether it is Year 2000 compliant. Anything identified as not being Year 2000 compliant is expected to be upgraded or replaced no later than June 30, 1999.

         As disclosed in Note 10 - Related Party Transactions, the Company directly reimburses an affiliate for certain administrative services which include shared information systems. The file server hardware and software used by the affiliate and the Company has already been upgraded to Year 2000 compliant systems. All desktop hardware and operating systems owned by the Company have been inventoried and evaluated; the Company will upgrade or replace any non-compliant equipment by June 30, 1999. The accounting software shared by the Company and the affiliate already contains four-digit year data fields and should present no Year 2000 problems. Also, the payroll hardware and software shared by the Company and the affiliate has been converted to Year 2000 compliant systems.

         The Company is currently evaluating all external business relationships that could negatively impact its business if they failed to become Year 2000 compliant. Key business relationships have been identified and questionnaires will be forwarded to those to request a written update of their progress towards becoming Year 2000 compliant.

         The Company believes that sufficient resources are being devoted to the Year 2000 compliance issues through the formation of the Year 2000 Project Committee. At this time, there are no plans to include the use of outside consultants, or to have the Company's plan reviewed by its outside auditors. Preliminary Year 2000 compliance issues have been discussed with the Company's attorneys. At this time, the Company is unaware of any potential legal issues that would adversely affect its business. Based on information currently available, the Company does not expect to incur significant operating expenses or material costs to become Year 2000 compliant.

Forward Looking Information

         Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking information included herein will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

         The Company's balance sheet includes two items subject to interest rate risk: investments in mortgage revenue bonds and investments in other bond related investments. First, changes in interest rates do not have a direct impact on the interest income collected on the fixed rate and participating mortgage revenue bonds but may have an impact on the determination of the fair value of these investments. Second, the Company, while significantly hedged, is exposed to the impact of interest rate changes on its floating rate other bond related investments. Additionally, changes in interest rates have an impact on the fair values of the floating rate investments and related swaps.

                  As explained in Notes 5 and 6 to the Company's consolidated financial statements, the Company manages its interest rate exposure on its investments in RITES(sm), which are leveraged inverse floaters, through the use of interest rate swaps in the notional amount of the outstanding P-FLOATS(sm) in the securitization trusts. The Company attempts to hedge all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate investments may not be fully hedged by interest rate swap contracts. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. Additionally, the counterparty to the Company's interest rate swaps may terminate the contract at times unfavorable to the Company. At December 31, 1998, the Company was not hedged by interest rate swaps on a notional amount of $11.5 million, representing 7% of the outstanding P-FLOATS(sm) in the securitization trusts. Based on the Company's unhedged position at December 31, 1998 and assuming the remaining investments are appropriately hedged, if interest rates increased 10%, the Company's interest income and cash flows on its RITES(sm) would decrease by $46,000 per year. The Company does not enter into interest rate swap contracts for trading purposes.

         The Company's investments in mortgage revenue bonds and other bond related investments are carried at fair value. Therefore, changes in interest rates may affect the carrying value of the Company's investments. Also, significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. The fair value of the Company's investments is determined in accordance with the Company's valuation policy discussed in Note 2 to the Company's consolidated financial statements included herein. In accordance with this policy, it is estimated that a 10% decrease in market interest rates would result in a $0.7 million loss (less than 1.0%) in the carrying value of the Company's fixed rate mortgage revenue bonds and bond related investments that are fair valued based on quotes from external sources, such as brokers. However, for the participating mortgage revenue bonds that are fair valued by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation from which to draw a conclusion. There are many factors to consider in determining what causes discount and capitalization rates to change, such as macro economic issues, real estate capital markets, local - supply and demand and economic events, and investor risk perceptions. The information presented here should be read in conjunction with Notes 2, 3, 4, 5 and 6 to the Company's consolidated financial statements included herein.


         Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking information included herein will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated February 4, 1999, are listed in Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                                         Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's proxy statement for its 1999 annual shareholders meeting under the captions "Election of Directors", "Identification of Executive

Officers", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's proxy statement for its 1999 annual shareholders meeting under the heading "Report of the Compensation Committee of the Board of Directors" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's proxy statement for its 1999 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's proxy statement for its 1999 annual shareholders meeting under the same caption and is incorporated herein by reference.

                                                          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

         Report of Independent Accountants
         Consolidated   Balance   Sheets  as  of  December  31,  1998  and  1997
         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
         Consolidated  Statement of Shareholders'  Equity for the Years
         Ended December 31, 1998, 1997 and 1996
         Notes to Consolidated  Financial Statements

         (2) List of Financial Statement Schedules.

         All schedules prescribed by Regulation S-X have been omitted as the required information is inapplicable or the information is presented elsewhere in the consolidated financial statements or related notes.

         (3) List of Exhibits. The following is a list of exhibits furnished.

          3.1 Amended and Restated Certificate of Formation and Operating Agreement of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3/A, File No. 333-56049, and incorporated by reference herein).

          3.2 By-laws of the Company (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3/A, File No. 333-56049, and incorporated by reference herein).

         10.1 Employment Agreement between the Registrant and Mark K. Joseph, dated August 1, 1996 (filed as Item 7 (c) Exhibit 10.1 to the Company's report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

         10.2 Employment Agreement between the Registrant and Michael L. Falcone, dated August 1, 1996 (filed as Item 7 (c) Exhibit
                  10.2 to the Company's report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

         10.3 Employment Agreement between the Registrant and Thomas R. Hobbs, dated August 1, 1996 (filed as Item 7 (c) Exhibit 10.3 to the Company's report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

         10.4 Master Repurchase Agreement among the Registrant, Trio Portfolio Investors, L.L.C., Rio Portfolio Partners, L.P., Blackrock Capital Finance, L.P., Brazos Fund, L.P. and M.F. Swapco, Inc. dated June 30, 1997 (filed as Item 7 (c) Exhibit
                  10.4 to the Company's report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

         11       Computation of Earnings Per Share

         21       Subsidiaries

         23       Consent of PricewaterhouseCoopers LLP

         27       Financial Data Schedule

   (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

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

Signature                       Title                             Date

 /s/ Mark K. Joseph     Chairman of the Board, Chief Executive  March  23, 1999
----------------------
Mark K. Joseph          Officer (Principal Executive Officer),
                        and Director

/s/ Gary A. Mentesana           Chief Financial Officer         March  23, 1999
---------------------
Gary A. Mentesana

/s/ Charles Baum                Director                        March  23, 1999
----------------------
Charles Baum


 /s/ Richard O. Berndt          Director                        March  23, 1999
----------------------
Richard O. Berndt


 /s/ Robert S. Hillman          Director                        March  23, 1999
-----------------------
Robert S. Hillman


 /s/ William L. Jews            Director                        March  23, 1999
------------------------
William L. Jews


 /s/ Carl W. Stearn             Director                        March  23, 1999
------------------------
Carl W. Stearn

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Municipal Mortgage and Equity, L.L.C.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows and of shareholders' equity present fairly, in all material respects, the consolidated financial position of Municipal Mortgage and Equity, L.L.C. (successor to the business of SCA Tax Exempt Fund Limited Partnership) and consolidated entities as described in Note 1 at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 2, the financial statements include mortgage revenue bonds and other bond related investments valued at $310,093,000 (86% of total assets) and $220,961,000 (91% of total assets) at December 31, 1998 and 1997, respectively, whose values have been estimated by the Company's management in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



PricewaterhouseCoopers LLP
Baltimore, Maryland
February 4, 1999

                               MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                                     CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)


                                                                                       December 31,           December 31,
                                                                                          1998                   1997
                                                                                          ----                   ----


ASSETS
Cash and cash equivalents                                                              $   23,164            $   7,370
Interest receivable                                                                         2,859                1,472
Investment in mortgage revenue bonds, net (Note 3)                                        166,390              182,035
Investment in mortgage revenue bonds pledged, net (Note 3)                                 96,566                    -
Investment in other bond related investments, net (Notes 4 and 5)                          47,137               38,926
Investment in parity working capital loans, demand
   notes and other loans, net (Note 7)                                                     17,246               11,491
Other assets                                                                                  682                  477
Restricted assets (Note 8)                                                                  5,367                1,330
                                                                                        ---------            ---------

Total assets                                                                           $  359,411            $ 243,101
                                                                                       ==========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                  $    2,484            $   1,000
Unearned revenue (Notes 8 and 9)                                                              721                  702
Guaranty liability (Note 7)                                                                   754                    -
                                                                                       ----------            ---------
Total liabilities                                                                           3,959                1,702
                                                                                       ----------            ---------


Commitments and contingencies (Notes 2, 3, 4, 5, 6, 7, 8, 10 and 11)                            -                    -

Shareholders' equity:
Preferred shares:
   Series I (15,590 and 16,329 shares issued and outstanding, respectively)                10,985               11,308
   Series II (7,350 and 7,637 shares issued and outstanding, respectively)                  5,970                6,230
Preferred capital distribution shares:
   Series I (8,325 and 8,909 shares issued and outstanding, respectively)                   4,351                4,559
   Series II (3,535 and 3,809 shares issued and outstanding, respectively)                  1,958                2,126
Term growth shares (2,000 shares issued and outstanding)                                      105                   97
Growth shares (16,944,882 shares, including 16,938,446 issued and 6,436 deferred at December 31, 1998 and 11,166,227 shares,
   inlcuding 11,162,542 issued and 3,685 deferred at December 31, 1997)                   310,109              192,504
Less growth shares held in treasury at cost (153,832 shares at
   December 31, 1998 and 60,077 at December 31, 1997)                                      (2,555)                (922)
Less unearned compensation - deferred shares (Note 17)                                     (2,892)              (1,865)
Accumulated other comprehensive income                                                     27,421               27,362
                                                                                        ---------            ---------
Total shareholders' equity                                                                355,452              241,399
                                                                                        ---------            ---------
Total liabilities and shareholders' equity                                              $ 359,411            $ 243,101
                                                                                        =========            =========

The accompanying notes are an integral part of these financial statements.

                                  MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                                   CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share, per share and per BAC data)


                                                                                        For the year ended December 31,
                                                                            ---------------------------------------------------
                                                                                    1998             1997              1996
                                                                            ---------------  ----------------  ----------------

INCOME:
Interest on mortgage revenue bonds and other bond related investments             $ 23,241          $ 17,219          $ 13,859
Interest on parity working capital loans, demand notes and other loans               4,563             3,500             1,343
Interest on short-term investments                                                   1,330               627             1,096
Net gain on sales (Notes 4 and 7)                                                    4,743             2,824                 -
Equity in MLP II (Note 13)                                                               -                 -             2,141
Other income (Note 15)                                                               1,581             1,169               231
                                                                            ---------------  ----------------  ----------------
Total income                                                                        35,458            25,339            18,670
                                                                            ---------------  ----------------  ----------------
EXPENSES:
Operating expenses                                                                   6,002             3,962             3,799
Minority interest                                                                        -                 -                13
Other-than-temporary impairments related to investments in mortgage
     revenue bonds (Note 3)                                                          2,049             2,580             3,990
                                                                            ---------------  ----------------  ----------------
Total expenses                                                                       8,051             6,542             7,802
                                                                            ---------------  ----------------  ----------------

Net income                                                                        $ 27,407          $ 18,797          $ 10,868
                                                                            ===============  ================  ================

Net income prior to August 1, 1996 allocated to:
     General Partners                                                             $      -          $      -          $     36
                                                                            ===============  ================  ================
     Limited Partners:
        Series I                                                                  $      -          $      -          $  1,065
                                                                            ===============  ================  ================
        Series II                                                                        -                 -             2,508
                                                                            =================================  ================
Net income per BAC prior to August 1, 1996:
        Series I                                                                  $      -          $      -          $   5.33
                                                                            ===============  ================  ================
        Series II                                                                        -                 -             26.05
                                                                            =================================  ================

Net income subsequent to July 31, 1996 allocated to:
     Preferred shares:
        Series I                                                                  $  1,057          $    703          $    373
                                                                            ===============  ================  ================
        Series II                                                                      476               495               208
                                                                            ===============  ================  ================
     Preferred capital distribution shares:
        Series I                                                                  $    468          $    290          $    168
                                                                            ===============  ================  ================
        Series II                                                                      173               189                82
                                                                            ===============  ================  ================
     Term growth shares                                                           $    505          $    381          $    153
                                                                            ===============  ================  ================
     Growth shares                                                                $ 24,728          $ 16,739          $  6,275
                                                                            ===============  ================  ================

Basic net income per share subsequent to July 31, 1996:
     Preferred shares:
        Series I                                                                  $  67.80          $  43.07          $  22.84
                                                                            ===============  ================  ================
        Series II                                                                    64.74             64.84             27.24
                                                                            ===============  ================  ================
     Preferred capital distribution shares:
        Series I                                                                  $  56.23          $  32.59          $  18.86
                                                                            ===============  ================  ================
        Series II                                                                    48.97             49.70             21.53
                                                                            ===============  ================  ================
     Growth shares                                                                $   1.62          $   1.51          $   0.56
                                                                            ===============  ================  ================
     Weighted average growth shares outstanding                                 15,233,380        11,094,881        11,122,705

Diluted net income per share subsequent to July 31, 1996:
     Growth shares                                                                $   1.60          $   1.50          $   0.56
                                                                            ===============  ================  ================
     Weighted average growth shares outstanding                                 15,938,249        12,537,517        11,123,048

The accompany notes are an integral part of these financial statements.


                                    MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (In thousands)


                                                                                    For the year ended December 31,
                                                                           ---------------------------------------------------
                                                                                1998             1997              1996
                                                                           ----------------  --------------   ----------------


Net income                                                                    $ 27,407        $ 18,797           $ 10,868
                                                                       ----------------  --------------   ----------------

Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                 (1,416)         15,474              9,414
    Reclassification adjustment for (gains) losses
       included in net income                                                    1,475            (535)             3,990
                                                                       ----------------  --------------   ----------------
Other comprehensive income                                                          59          14,939             13,404
                                                                       ----------------  --------------   ----------------

Comprehensive income                                                          $ 27,466        $ 33,736           $ 24,272
                                                                       ================  ==============   ================

The accompanying notes are an integral part of these financial statements.


                                         MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)


                                                                                             For the year ended December 31,
                                                                                    ----------------------------------------------
                                                                                        1998                1997            1996
                                                                                    -----------------   ----------------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 27,407            $ 18,797          $ 10,868
Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in MLP II net income                                                            -                   -            (2,141)
    Income allocated to minority interest                                                  -                   -                13
    Other-than-temporary impairments related to investments in
      mortgage revenue bonds                                                           2,049               2,580             3,990
    Increase (decrease) in valuation allowance on parity working capital loans          (213)                (92)              113
    Net realized gain on sales                                                        (4,743)             (2,824)                -
    Net amortization of premiums, discounts and fees on investments                      277                  50                10
    Depreciation                                                                          38                   8                 -
    Deferred share compensation expense                                                  612                 177                 -
    Deferred shares issued under the Non-Employee Directors' Share Plan                   57                  62                 -
    Director fees paid by reissuance of treasury shares                                   18                  14                 -
    Increase in interest receivable                                                   (1,387)               (120)             (468)
    (Increase) decrease in other assets                                                   30                 (87)              (87)
    Increase in accounts payable and accrued expenses                                  1,484                 130               525
    Increase in unearned fees collected, net                                              55                  60                 -
                                                                                  -----------   -----------------  --------- ------
Net cash provided by operating activities                                             25,684              18,755            12,823
                                                                                  -----------   -----------------  -------- -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments
    and origination of other loans                                                  (224,394)           (110,847)          (20,867)
Purchases of furniture and equipment                                                    (273)                (80)                -
Investment in restricted assets (Note 8)                                              (4,037)             (1,000)                -
Principal payments received                                                              263                 162               107
Net proceeds from sales of investments                                               132,651              87,231                 -
Distributions from MLP II (including $49,628 upon dissolution)                             -                   -            52,466
                                                                                  -----------   -----------------  --------- ------
Net cash provided by (used in) investing activities                                  (95,790)            (24,534)           31,706
                                                                                  -----------   -----------------  -------- -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of growth shares                                                            112,316                   -                 -
Retirement of preferred shares                                                        (1,044)                  -                 -
Proceeds from stock options exercised                                                    288                   -                 -
Purchase of treasury shares                                                           (1,666)                  -              (933)
Distributions                                                                        (23,994)            (21,668)          (18,589)
                                                                                  -----------   -----------------  ------- --------

Net cash provided by (used in) financing activities                                   85,900             (21,668)          (19,522)
                                                                                  -----------   -----------------  -------- -------

Net increase (decrease) in cash and cash equivalents                                  15,794             (27,447)           25,007
Cash and cash equivalents at beginning of period                                       7,370              34,817             9,810
                                                                                  ===========   =================  ======== =======
Cash and cash equivalents at end of period                                          $ 23,164             $ 7,370          $ 34,817
                                                                                  ===========   =================  ======= ========

Disclosure of Non-Cash Activities:
  Net assets received upon dissolution of the MLP II structure                      $      -             $     -          $ 14,974
                                                                                  ===========   =================  ======= ========

The accompanying notes are an integral part of these financial statements.


                                  MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (In thousands, except share data)




                                               Limited Partners Beneficial
                                                  Assignee Certificates         General
                                               ---------------------------
                                               Series I   Series II             Partners
                                               ---------- ----------            --------



Balance, January 1, 1996                       $ 141,111   $ 76,629             $ (477)
    Net income                                     1,065      2,508                 36
    Unrealized gains on investments, net of
     reclassifications                                 -          -                  -
    Distributions                                 (5,250)    (2,647)               (83)
    Merger of SCA Tax Exempt Fund
     into Municipal Mortgage
     and Equity, L.L.C. (Note 12                (136,926)   (76,490)               524
    Purchase of treasury shares                        -          -                  -
                                              ---------- ----------           --------
Balance, December 31, 1996                     $       -    $     -             $    -
                                              ==========  =========          =========

                                 MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (In thousands, except share data)




                                                      Preferred Capital                                        Accumulated
                                   Preferred Shares  Distribution Shares  Term                                    Other
                                  ------------------ ------------------- Growth  Growth Treasury    Unearned  Comprehensive
                                  Series I Series II Series I Series II  Shares  Shares  Shares   Compensation   Income       Total
                                  -------- --------- -------- ---------- ------- ------ -------- ------------ -----------   --------

Balance, January 1, 1996          $    -  $    -   $    -  $    -     $   -   $      -  $    -      $ -       $ (981)     $ 216,282
    Net income                       373     208      168      82       153      6,275       -        -            -         10,868
    Unrealized gains on investments,
    net of reclassifications           -       -        -       -         -          -       -        -       13,404         13,404
    Distributions                   (429)   (286)  (1,774) (1,054)     (153)    (6,962)      -        -            -        (18,638)
    Merger of SCA Tax Exempt Fund
     into Municipal Mortgage
     and Equity, L.L.C. (Note 12) 11,310   6,164    6,165   3,052         -    186,201       -        -            -              -
    Purchase of treasury shares       -         -        -       -        -          -    (933)       -            -           (933)
                              ---------- ------- -------- -------      ------   ------  ------- --------- ----------       --------
Balance, December 31, 1996        11,254   6,086    4,559   2,080         -    185,514    (933)       -       12,423        220,983

    Net income                       703     495      290     189       381     16,739       -        -            -         18,797
    Unrealized gains on investments,
     net of reclassifications          -       -        -       -         -          -       -        -       14,939         14,939
    Distributions                   (649)   (351)    (290)   (143)     (284)   (11,856)      -        -            -        (13,573)
    Reissuance of treasury shares      -       -        -       -         -          3      11        -            -             14
    Deferred shares issued under the
     Non-Employee Directors' Share
     Plans (Note 17)                   -       -        -       -         -         62       -        -            -             62
    Deferred share grants (Note 17)    -       -        -       -         -      2,042       -   (2,042)           -              -
    Amortization of deferred
     compensation (Note17)             -       -        -       -         -          -       -      177            -            177
                              ---------- ------- -------- ------- --------- ---------  -------  --------   ----------     ---------
Balance, December 31, 1997        11,308   6,230    4,559   2,126        97    192,504    (922)  (1,865)      27,362        241,399
    Net income                     1,057     476      468     173       505     24,728       -        -            -         27,407
    Unrealized gains on investments,
     net of reclassifications          -       -        -       -         -          -       -        -           59             59
    Distributions                   (868)   (502)    (377)   (188)     (497)   (21,562)      -        -            -        (23,994)
    Purchase of treasury
     shares (Note 18)                  -       -        -       -         -          -  (1,666)       -            -         (1,666)
    Reissuance of treasury shares      -       -        -       -         -        (15)     33        -            -             18
    Options exercised                  -       -        -       -         -        288       -        -            -            288
    Deferred shares issued under the
     Non-Employee Directors' Share
     Plans (Note 17)                   -       -        -       -         -         57       -        -            -             57
    Issuance of growth shares          -       -        -       -         -    112,316       -        -            -        112,316
    Retirement of preferred
     shares (Note 14)               (512)   (234)    (299)   (153)        -        154       -        -            -         (1,044)
    Deferred share grants (Note 17)    -       -        -       -         -      1,639       -   (1,639)           -              -
    Amortization of deferred
     compensation (Note 17)            -       -        -       -         -         -       -       612            -            612
                              ---------- ------- -------- ------- --------- ---------- ------- --------   ----------     ----------
Balance, December 31, 1998      $ 10,985 $ 5,970  $ 4,351 $ 1,958     $ 105   $310,109 $(2,555) $(2,892)    $ 27,421      $ 355,452
                              ========== ======= ======== ======= ========= ========== ======= ========   ==========     ==========


 SHARE ACTIVITY:

     Issuance of shares in Merger,
      August 1, 1996              16,329   7,637    8,909   3,809     2,000 11,153,168       -
     Purchase of treasury shares       -       -        -       -         -    (60,798) 60,798
                                -------- ------- ---------- --------- ----- ---------- -------
Balance, December 31, 1996        16,329   7,637    8,909   3,809     2,000 11,092,370  60,798
    Reissuance of treasury shares      -       -        -       -         -        721    (721)
    Deferred shares issued under the
     Non-Employee Directors' Share
     Plans (Note 17)                   -       -        -       -         -      3,685       -
    Issuance of growth shares under
     the Employee Share Incentive
     Plans (Note 17)                   -       -        -       -         -      9,374       -
                                -------- ------- ---------- --------- ----- ---------- -------
Balance, December 31, 1997        16,329   7,637    8,909   3,809     2,000 11,106,150  60,077
    Purchase of treasury shares        -       -        -       -         -    (95,900) 95,900
    Reissuance of treasury shares      -       -        -       -         -      2,145  (2,145)
    Issuance of growth shares          -       -        -       -            5,746,000       -
    Retirement of preferred shares  (739)   (287)    (584)   (274)        -          -       -
    Options exercised                  -       -        -       -         -     17,166       -
    Deferred shares issued under the
     Non-Employee Directors'
     Share Plans (Note 17)             -       -        -       -         -      2,751       -
    Issuance of growth shares under
     the Employee Share Incentive
     Plans (Note 17)                   -       -        -       -         -     12,738       -
                                -------- ------- -------- ----------- -----  --------- -------
Balance, December 31, 1998        15,590   7,350    8,325   3,535     2,000 16,791,050 153,832
                               ========= ======= ======== =========== =====  ========= =======


The accompanying notes are an integral part of these financial statements.


                       MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company

         Municipal Mortgage and Equity, L.L.C. (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the "Partnership"), which was merged into the Company effective August 1, 1996 (the "Merger"). Accordingly, the accompanying consolidated financial statements present the financial position of the Company at December 31, 1998 and 1997; results of operations include those of the Partnership through July 31, 1996 and those of the Company from August 1, 1996 through December 31, 1998.

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

         In 1998, the Company completed two secondary public offerings of Growth Shares. The first offering in January 1998 of 3.2 million shares generated net proceeds of $62.7 million and included 246,000 shares sold by the Company pursuant to an underwriters' over-allotment provision. The second offering of
2.5 million shares in July 1998 generated approximately $49.6 million in net proceeds. The net proceeds from these offerings were used primarily for new investment acquisitions and working capital.

Basis of Presentation

         The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Prior to the Merger on August 1, 1996, the consolidated financial statements of the Partnership included the Partnership, The SCA Tax Exempt Trust (the "Trust"), which holds the Series B Bonds resulting from the Refunding (defined in Note 13) and received the proceeds from the 1995 Financing (defined in Note 13), and MLP III Investment Limited Partnership ("MLP III"), a limited partnership owned by the Partnership into which such proceeds were invested. MLP III reinvested such proceeds in MLP II Acquisition Limited

Partnership ("MLP II"), a limited partnership, which was accounted for under the equity method and financial information with respect to which is set forth in
Note 13. Immediately prior to the Merger, MLP III and MLP II were dissolved, and the Partnership became the owner of all of their net assets.

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

         On June 30, 1997, the Company acquired a 99.9% member interest in MMACap, LLC ("MMACap") for $1.0 million (see further discussion in Note 8). The other member interest in MMACap was purchased by MME I Corporation, an affiliate of the Company.

         In October 1997, Municipal Mortgage Servicing, LLC ("MuniMae Servicing"), a limited liability company, was organized as a wholly owned subsidiary of the Company for the purpose of servicing real estate mortgage loans and other debt financing. Municipal Mortgage Investments, LLC ("MuniMae Investments"), a limited liability company wholly owned by the Company, was organized in December 1997 to invest in and otherwise deal in tax-exempt bonds and other bond related investments. Assets of MuniMae Investments are solely those of MuniMae Investments and are not available to creditors of the Company. The equity interest in MuniMae Investments is held by the Company and is subject to the claims of creditors of the Company and in certain circumstances could be foreclosed.

         In December 1998, MMA Servicing, LLC ("MMA Servicing"), was formed by MuniMae Servicing and the Montford Companies. The purpose of MMA Servicing is to service and perform asset management functions with respect to tax-exempt multifamily housing bonds acquired under the joint program with the Montford Companies (see Note 9). The fees received by MMA Servicing for performing these functions will be distributed to the members based on the allocation determined in the trust indenture of each bond acquired. In 1998, MMA Servicing did not receive any fees or incur any expenses.

         In December of 1998, the Company established a $2.25 million newly formed grantor trust, Municipal Mortgage and Equity, L.L.C. Employee Compensation Trust ("MuniMae Compensation Trust"). The MuniMae Compensation Trust was established to pre-fund future share related obligations of the Company's employee and director share plans (see Notes 17 and 18). For financial reporting purposes, the MuniMae Compensation Trust is consolidated with the Company.

         At December 31, 1998, the consolidated financial statements of the Company include the Company, the Trust, MMACap, MuniMae Servicing, MuniMae Investments, MMA Servicing and the MuniMae Compensation Trust. All significant intercompany transactions are eliminated.

         Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

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

Investment in Mortgage Revenue Bonds

         Mortgage revenue bonds are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). All investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available-for-sale debt securities and carried at fair value; unrealized holding gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations.

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

         Base interest on the bonds is recognized as revenue as it accrues; contingent interest is recognized when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. Interest payments on non-accrual bonds are applied first to previously recorded accrued interest and, once previously accrued interest is satisfied, is then recognized as income when received. The accrual of interest income is reinstated once a bond's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the bonds at rates negotiated at the time such investments were made and, with respect to contingent interest, when received. Base interest recognized on the bonds is exempt for federal income tax purposes to the shareholders. Contingent interest received on bonds with original issuance dates prior to August 13, 1996 is exempt for federal income tax purposes to the shareholders, while contingent interest on post-1996 bonds is taxable for federal income tax purposes.

Investment in Other Bond Related Investments

         The Company owns Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts (the "P-FLOATs(sm)") program discussed more fully in Notes 4 and 5. The RITES(sm) are classified as available-for-sale debt securities under FAS 115 and are carried at fair value with unrealized gains or losses included in accumulated other comprehensive income, a separate component of shareholders' equity. Unrealized holding gains or losses arising during the period are recorded through other comprehensive income while other-than- temporary impairments are recorded through operations. The fair value of the RITES(sm), which also have a limited market, is determined based on quotes from external sources, such as brokers, for these or similar investments. Interest income is recognized as revenue as it accrues. Interest recognized on the RITES(sm) is exempt for federal income tax purposes to the shareholders.

Purchase Commitments and Put Options

         Purchase  commitments  on bonds and bond  related  investments  are not recorded on the financial statements of the Company. However, purchase commitments and written put options are marked to market with unrealized gains or losses included in accumulated other comprehensive income, a separate component of shareholders' equity. The fair value of the purchase commitment or written put option is based on the fair value of the underlying investment, the mortgage revenue bond. The fair value of the investment is estimated in accordance with the Company's valuation policy discussed above.

Interest Rate Swaps

         The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's RITES(sm) investments as discussed more fully in Notes 4, 5 and 6. The interest rate swap contracts are designated as hedges, and as such, are monitored for correlation and effectiveness. Interest rate swap contracts are carried at fair value with unrealized gains or losses recorded through other comprehensive income, a separate component of shareholders' equity. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments. The differential to be paid or received under this agreement is recognized as an adjustment to interest income related to the RITES(sm). Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

Investment in Parity Working Capital Loans, Demand Notes and Other Loans

         Parity working capital loans, demand notes and other loans are carried at the lower of cost or market value. When the market value of a loan is determined to be less than cost, the loan is considered impaired. To record the loan impairment, a valuation allowance is established with a corresponding charge to net income. The Company measures impairment of a loan in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). FAS 114 requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

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

Origination and Other Fees

         Origination fees are deferred and are amortized into income to approximate a level yield over the estimated lives of the related investments. The unamortized balance of origination fees is reported as part of the amortized cost of the related investments. Other fees, including guarantee fees, construction administration fees and mortgage servicing fees are recognized into income over the period in which the associated services are performed by the Company.

Premiums and Discounts on Purchased Investments

         Premiums and discounts on purchased investments are amortized into income over the term of the related investment to approximate a level yield over the life of the investment.

Earnings per Share/BAC

         The Company calculates earnings per share/BAC in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company presents a separate statement of comprehensive income which includes net income and unrealized gains and losses on the Company's investments in mortgage revenue bonds and other bond related investments.

Income Taxes

         No recognition has been given to income taxes in the accompanying financial statements as the distributive share of the Company's income, deductions and credits is included in each shareholder's income tax returns. Management believes that the Company is not subject to income taxes. The tax basis of the Company's net assets exceeds the carrying value for book purposes by approximately $72 million.

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

Significant Risks and Uncertainties

         Because the Company's assets consist primarily of bonds and other bond related investments secured by non-recourse mortgage loans on real estate properties, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including interest rate changes, demographics, local real estate markets, and individual property performance. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments.

         The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value, even though only a limited market exists for them. Because only a limited market exists for most of the Company's investments, fair value is estimated by management in accordance with the Company's valuation procedures discussed above. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by management were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions and market conditions could significantly affect estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

NOTE 3 -  INVESTMENT IN MORTGAGE REVENUE BONDS AND MORTGAGE
REVENUE BONDS PLEDGED

         The original offering proceeds of the Partnership were invested in 22 mortgage bonds secured by nonrecourse participating first mortgage loans on multifamily housing developments. Additional collateral was provided in the form of property level operating reserves funded from construction period cash flow and by operating deficit guarantees. Of the additional collateral originally provided, the property level operating reserves have been exhausted on all but three of the loans, and all but one of the operating deficit guarantees have expired. Of the 22 bonds acquired by the Partnership, 16 were unable to support their entire debt service obligation, after other sources of debt service other than property operations. In lieu of foreclosure, the deeds to the properties collateralizing these bonds were transferred to partnerships affiliated with the former Managing General Partner of the Partnership ("New Borrowers") or an affiliate of the former Managing General Partner was designated as the general partner of the original borrowing entity. Although the Company has not waived the defaults under these bonds, it does not intend to accelerate their maturity. In addition, the Company is responsible for the post-transfer operating deficits of New Borrowers. No operating deficits were funded for the three years ended December 31, 1998.

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

         As of December 31, 1998, the Company held 41 bonds (13 participating bonds, 13 non-participating bonds, 12 participating subordinate bonds and three non-participating subordinate bonds). The following table provides certain information with respect to each of the bonds.



                                                                  December 31, 1998                    December 31, 1997
                                                         -----------------------------------   ----------------------------------
                                       Base               Face  Amortized  Unrealized  Fair     Face Amortized Unrealized  Fair
Investment in Mortgage          Year   Interest Maturity Amount   Cost     Gain (Loss) Value   Amount  Cost    Gain (Loss) Value
Revenue Bonds                 Acquired Rate     Date     (000s)  (000s)      (000s)    (000s)  (000s) (000s)     (000s)    (000s)
---------------------------   -------- -------- -------- ------- --------  ---------- -------  ------ -------- ----------- ------

Participating Bonds(1):
    Alban Place       (2),(4)   1986     7.875 Oct. 2008 $10,065  $10,065   ($1,067)  $8,998  $10,065 $10,065 ($1,170)     $8,895
    Creekside Village     (2)   1987     7.500 Nov. 2009  11,760    7,396         -    7,396   11,760   7,396     190       7,586
    Emerald Hills         (2)   1988     7.750 Apr. 2008   6,725    6,725     1,875    8,600    6,725   6,725     579       7,304
    Lakeview Garden       (2)   1987     7.750 Aug  2007   9,003    4,919         -    4,919    9,003   5,340       -       5,340
    Newport-on-Seven      (2)   1986     8.125 Aug. 2008  10,125    7,898     2,227   10,125   10,125   7,898   1,265       9,163
    North Pointe      (2),(4)   1986     7.875 Aug. 2006  25,185   12,738     3,811   16,549   25,185  12,738   3,717      16,455
    Northridge Park       (2)   1987     7.500 June 2012   8,815    8,815      (943)   7,872    8,815   8,815  (1,547)      7,268
    Riverset          (2),(4)   1988     7.875 Nov. 1999  19,000   19,000       (70)  18,930   19,000  19,000   1,116      20,116
    Southfork Village (2),(4)   1988     7.875 Jan. 2009  10,375   10,375     2,451   12,826   10,375  10,375   2,084      12,459
    Villa Hialeah         (2)   1987     7.875 Oct. 2009  10,250    8,004         -    8,004   10,250   8,004    (117)      7,887
    Mountain View
            Willowgreen)  (2)   1986     8.000 Dec. 2010   9,275    6,770       756    7,526    9,275   6,770       2       6,772
    The Crossings               1997     8.000 July 2007   6,975    6,883       518    7,401    7,036   6,940     245       7,185
    Palisades Park              1998     7.125 Aug. 2028   9,728    9,541       187    9,728        -       -       -           -
                                                                 --------  --------- --------         -------  ----------- -------

    Subtotal participating bonds                                  119,129     9,745  128,874          110,066   6,364     116,430
                                                                 --------  --------- --------         -------  ----------- -------

Non-Participating Bonds:
    Riverset Phase II           1996     9.500 Oct. 2019     110      105        11      116      110     105      15         120
    Charter House               1996     7.450 July 2026      30       30         1       31       35      35       1          36
    Hidden Valley               1996     8.250 Jan. 2026   1,680    1,680       176    1,856    1,700   1,700      77       1,777
    Oakbrook                    1996     8.200 July 2026   3,165    3,195       113    3,308    3,195   3,226     161       3,387
    Torries Chase               1996     8.150 Jan. 2026   2,050    2,050        84    2,134    2,070   2,070     155       2,225
    Gannon  Portfolio           1998    12.000 Dec. 2029   3,500    3,500        70    3,570        -       -       -           -
    Italian Gardens       (5)   1998     7.800 May  2030   8,000    7,985        95    8,080        -       -       -           -
    Coleman Senior        (5)   1998     8.000 May  2030   8,050    8,035       116    8,151        -       -       -           -
    Lake Piedmont     (4),(5)   1998     5.800 Apr. 2034  19,150   19,056       285   19,341        -       -       -           -
    Orangevale                  1998     7.000 Oct. 2013   2,543    2,543       (76)   2,467        -       -       -           -
    Western Hills         (5)   1998     7.750 Dec. 2029   3,040    3,040         -    3,040        -       -       -           -
    Oakmont/Towne Oaks          1998     7.200 Jan. 2034  11,287   11,265         -   11,265        -       -       -           -
    Briarwood                   1998     6.950 Apr. 2023  13,221   13,221         -   13,221        -       -       -           -
                                                                 --------  --------- --------         -------  ----------- -------

    Subtotal non-participating bonds                               75,705       875   76,580            7,136     409       7,545
                                                                 --------  --------- --------         -------  ----------- -------

Participating Subordinate Bonds (1):
    Barkley Place         (3)   1995    16.000 Jan. 2030   3,480    2,445     3,055    5,500    3,480   2,445   1,430       3,875
    Gilman Meadows        (3)   1995     3.000 Jan. 2030   2,875    2,530     2,233    4,763    2,875   2,530   1,409       3,939
    Hamilton Chase        (3)   1995     3.000 Jan. 2030   6,250    4,140        91    4,231    6,250   4,140      98       4,238
    Mallard Cove I        (3)   1995     3.000 Jan. 2030   1,670      798       707    1,505    1,670     798     645       1,443
    Mallard Cove II       (3)   1995     3.000 Jan. 2030   3,750    2,429     1,446    3,875    3,750   2,429   1,599       4,028
    Meadows               (3)   1995    16.000 Jan. 2030   3,635    3,716        90    3,806    3,635   3,716     451       4,167
    Montclair         (3),(4)   1995     3.000 Jan. 2030   6,840    1,691     2,028    3,719    6,840   1,691   3,914       5,605
    Newport Village       (3)   1995     3.000 Jan. 2030   4,175    2,973     2,171    5,144    4,175   2,973   1,803       4,776
    Nicollet Ridge    (3),(4)   1995     3.000 Jan. 2031  12,415    6,075       973    7,048   12,415   6,075   2,325       8,400
    Steeplechase          (3)   1995    16.000 Jan. 2030   5,300    4,224         -    4,224    5,300   5,852     744       6,596
    Whispering Lake   (3),(4)   1995     3.000 Jan. 2030   8,500    4,779     4,376    9,155    8,500   4,779   3,234       8,013
    Riverset Phase II           1996    10.000 Oct. 2019   1,489        -     1,449    1,449    1,489       -   1,229       1,229
                                                                 --------  --------- --------         -------  ----------- -------

    Subtotal participating subordinate bonds                       35,800    18,619   54,419           37,428  18,881      56,309
                                                                 --------  --------- --------         -------  ----------- -------

Non-Participating Subordinate Bonds:
    Independence Ridge          1996    12.500 Dec. 2015   1,045    1,045       230    1,275    1,045   1,045      21       1,066
    Locarno                     1996    12.500 Dec. 2015     675      675       108      783      675     675      10         685
    Olde English                1998    10.000 Nov. 2033   1,030    1,025         -    1,025        -       -       -           -
                                                                 --------  --------- --------         ------- -------     -------

    Subtotal non-participating subordinate bonds                    2,745       338    3,083            1,720      31       1,751
                                                                 --------  --------- --------         ------- -------     -------


Total investment in mortgage revenue bonds                       $233,379   $29,577 $262,956         $156,350 $25,685    $182,035
                                                                 ========  ========  ========        ======== =======    ========

(1) These bonds also contain additional interest features contigent on available cash flow.
(2) One of the original 22 bonds.
(3) Series B Bonds derived from original 22 bonds.
(4) These assets were pledged as collateral as of December 31, 1998.
(5) The interest rate represents the rate during the construction or rehabilitation period which is anticipated to be sixteen months for Italian Gardens and Coleman Senior and one year for Lake Piedmont and Western Hills. The permanent interest rate will be
    7.25% for Italian Gardens and Coleman Senior,  7.725% for Lake Piedmont and 7.0% for Western Hills.


General Mortgage Loan Terms

         The Company's rights under all of the bonds held by it are defined by the terms of the related mortgage loans, which are assigned to the Company to secure the payment of principal and interest under the bonds. These assignments include assignments of mortgages on the underlying properties and of rents. The mortgage loans are generally first or second loans on multifamily housing developments and are generally nonrecourse, except in the occurrence of certain events. The mortgage loans bear interest at rates determined by arms length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Certain bonds have contingent interest features which allow the Company to participate in the growth of the underlying property collateral. These participating mortgage loans provide for payments of contingent interest from available cash flow of the property in addition to the base interest. The terms of the contingent interest to be received on a bond are specific to that bond and are set forth in the bond documents. Principal amortization on the bonds, if any, is received in accordance with amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance will be required to be repaid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as the Company may require. The mortgage loans are non-assumable except with the consent of the Company. The bonds contain provisions that prohibit prepayment of the bond for a specified period of time.

 Participating Bonds

         The participating mortgage bonds are collateralized by nonrecourse participating first mortgage loans on multifamily housing developments. At December 31, 1998, the Company's investment in participating mortgage bonds included the 11 bonds not refunded in the 1995 Financing (defined in Note 13), the Crossings bond purchased in 1997 and the Palisades Park bond purchased in 1998. The following paragraphs describe the participation features of all the bonds and the general loan terms of the bonds purchased in 1998.

         The 11 bonds not refunded in the 1995 Financing transaction provide for the payment of base interest and additional contingent interest. Each loan provides for contingent interest in an amount equal to the difference between the stated base interest rate and 16%. Contingent interest is payable during the year from 100% of the project cash flow until the Company's aggregate non-compounded interest rate equals the base interest rate plus 1.5% to 2.5% (first tier contingent interest), as the case may be, on each mortgage loan. Any remaining cash flow is divided equally with the property owner until the Company reaches its 16% annual limit. To the extent that the aggregate of all interest payments, including contingent interest, for any year does not equal 16%, the difference is deferred until the mortgaged property is sold or the mortgage loan repaid. Sale or repayment proceeds remaining after the repayment of principal and other specified payments are all paid to the Company to the extent necessary for the Company to recover the base rate plus first tier contingent interest previously deferred; thereafter, 50% of any excess sale or repayment proceeds is paid to the Company until it reaches its 16% per annum limit. Accordingly, the ability of the Company to collect contingent interest on the bonds is dependent upon the level of project cash flow and sale or repayment proceeds.

         Contingent interest is payable to the Company on the Crossings bond in an amount equal to the lesser of 8% of the outstanding principal amount of the bond and 25% of net cash flow after the payment of base interest and principal on the bond and taxable loan (see Note 7). After the taxable loan is paid in full, the contingent interest percentage of net cash flow payable to the Company increases to 50%. Upon sale or repayment of the bond, contingent interest due to the Company is the lesser of (1) the total amount of interest which would have accrued on the bond had the bond bore interest at 16% less contingent interest paid while the bond was outstanding, and (2) 50% of the net proceeds received after payment of the outstanding principal on the bonds and all selling expenses. For accounting purposes, contingent interest on the Crossings bond is recognized as interest income when received and is taxable for federal income tax purposes to the shareholders.

          In February 1998, the Company originated a $9.5 million taxable mortgage loan collateralized by a 328-unit multifamily apartment community known as Palisades Park located in Universal City, Texas. This short-term financing was made pending issuance, by the Bexar County Housing Finance Corporation, of a tax-exempt mortgage revenue bond. In July 1998, this participating bond was issued in the amount of $9.8 million and the $9.5 million taxable mortgage loan was retired. The bond has a stated interest rate of 8.5% of which 7.125% must be paid currently and the remaining 1.375% is paid from 25% of net cash flow. To the extent that the interest payments for the year do not equal 8.5%, the difference is deferred and accrues interest at 8.5%. For accounting purposes, any interest received over the base rate of 7.125% will be recognized as interest income when received and is exempt from federal income tax to shareholders.

         Five of the 11 bonds not refunded in the 1995 Financing continued to be on non-accrual status during 1998 and 1997. No additional bonds were placed on non-accrual status during 1997 or 1998. Additional interest income that would have been recognized had these bonds not been placed on non-accrual status was approximately $1.5 million, $1.1 million and $1.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Non-Participating Bonds

         At December 31, 1998, the Company owned 13 non-participating mortgage bonds. The non-participating mortgage bonds bear interest at various fixed annual rates, ranging from 5.8% to 12.0%.

The   following   paragraphs   describe   the   general   loan   terms   of  the
non-participating mortgage bonds acquired, originated or sold in 1998.

         In February 1998, the Company purchased bonds totaling $84.5 million collateralized by nine properties located in Florida and Missouri. The Company in turn, sold $81.0 million of these bonds (the "Gannon Series A Bonds") to Merrill Lynch through the Merrill Lynch P-FLOATs(sm) program and retained a $1 million RITES(sm) interest (see Note 4). The Company also pledged four additional bonds as collateral for the $80 million senior interest in the P-FLOATs(sm) trust. The $3.5 million in bonds retained by the Company (the "Gannon Series B Bond") bear interest of 12% per annum and mature in December 2029. The Gannon Series B Bond is cross-collateralized with the Gannon Series A Bonds and is equal in priority of payment. Upon achievement of certain performance goals defined in the bond documents, the Series B Bond is subject to conversion, at the option of the borrower, into a Gannon Series A Bond of like principal amount bearing interest at the rate of 7.125% per annum. Additionally, the Series B Bond can be prepaid at any time without penalty.

         In April 1998, the Company originated two tax-exempt mortgage revenue bonds totaling $16.1 million. The bonds, along with low-interest financing from the City of San Jose, California and the syndication of tax credits, will finance the construction and development of two senior apartment communities. The Company's investments consist of a $8.1 million bond and a $8.0 million bond. The $8.1 million bond will be collateralized by a 141-unit senior apartment community known as Coleman Senior Apartments located five miles south of downtown San Jose. This bond bears interest at 8% per annum during construction for the first 16 months. The bond's permanent interest rate will be reset at 7.25% per annum. The $8.0 million bond will be collateralized by a 140-unit senior apartment community known as Italian Gardens located one mile south of downtown San Jose. This bond bears interest at 7.8% per annum during construction for the first 16 months. The bond's permanent interest rate will be reset at 7.25% per annum. Principal amortization on both of the bonds begins in May 2000 and continues through maturity in May 2030. The bonds are subject to redemption at the option of the borrower after April 2013. The Company received a $30,000 origination fee on this transaction.

         In April 1998, the Company acquired a $19.2 million interest in a trust holding a $19.5 million tax-exempt mortgage revenue bond collateralized by a 648-unit apartment community known as Lake Piedmont Apartments located in Indianapolis, Indiana. This investment was made as part of the MuniMae/Montford Group joint program (see Note 9). For the first year, the Company's investment bears interest at 5.8% per annum while the apartment property undergoes a rehabilitation. After the first year, the interest rate will be 7.725% per annum for the remaining term. Principal amortization begins in May 1999 and continues monthly through maturity in April 2034. This bond does not contain provisions which allow the borrower to repay the loan prior to maturity. The Company received a $95,750 origination fee and a $191,500 construction management fee on this transaction. The origination fee is being recognized as income over the estimated life of the investment while the construction management fee is being recognized as income over the rehabilitation period.

         Also in April 1998, the Company acquired a $2.5 million tax-exempt mortgage revenue bond collateralized by a 64-unit apartment community known as Orangevale Townhomes located in Orange, California. This bond bears interest at 7.0% per annum. Principal amortization began in December 1998 and continues monthly through October 2013. This bond does not contain provisions which allow the borrower to repay the loan prior to maturity. The property underwent a rehabilitation that was completed during 1998. The Company received a $44,500 construction administration fee for services provided during the rehabilitation.

         In May 1998,  the Company  originated,  for a fee of  $51,000,  a $10.2 million tax-exempt mortgage revenue bond collateralized by a 156-unit to-be-built multifamily apartment community known as The Villas at Sonterra located in San Antonio, Texas. The Company then sold this bond to Merrill Lynch (see further discussion in Note 4) at a gain of $51,000. Additionally, the Company received a $150,000 construction administration fee which is being amortized into income over the anticipated construction period.

         In December 1998, the Company acquired a $3.0 million tax-exempt mortgage revenue bond collateralized by a 80-unit apartment community known as Western Hills Apartments located in Overland Park, Kansas. The bond bears interest at 7.75% per annum through September 1999, the expected renovation period. After the renovation, the interest rate will be 7.00% per annum for the remaining term. Principal amortization begins in January 2000 and continues monthly through September 2029. The bond also has a balloon payment due at maturity in December 2029. The bond is subject to optional redemption at the option of the borrower after September 2013. The Company received a $53,200 construction administration fee on this transaction that is being recorded as income over the renovation period.

         In December 1998, the Company acquired a $13.2 million tax-exempt mortgage revenue bond collateralized by a 600-unit property known as Briarwood Apartments located in Virginia Beach, Virginia. The bond bears interest at 6.95% per annum through maturity in April 2023. Principal payments on the bond are made monthly to a sinking fund account. After April 2003, prepayment of the bond is permitted subject to a declining penalty.

         In December 1998, the Company originated an $11.3 million tax-exempt mortgage revenue bond collateralized by two properties in Monroe, Louisiana, Oakmont Apartments and Towne Oaks Apartments. Oakmont Apartments is a 212-unit multifamily apartment community and Towne Oaks Apartments is a 152-unit multifamily community. The bond has a stated interest rate of 7.2% per annum. Principal payments begin in February 1999 and continue through maturity in January 2034. After December 2006, the bond is subject to redemption at the option of the borrower subject to a declining penalty.

         As of December 31, 1998, there were no non-participating mortgage bonds on non-accrual status.

Participating Subordinate Bonds

         At December 31, 1998, the Company's investment in participating subordinate mortgage bonds includes the 11 Series B Bonds resulting from the Refunding (defined in Note 13) and the Riverset Phase II B bond. The following paragraphs describe the general loan terms of the subordinate participating mortgage bonds.

         The Series B Bonds resulting from the Refunding, except for Steeplechase, Barkley Place and Meadows, bear annual interest equal to the greater of (i) three percent (3%) per annum ("base interest") and (ii) the amount of available cash flow not exceeding 16%. To the extent annual interest paid on these Series B Bonds for the period is less than 16%, the difference between 16% and the greater of (i) actual interest collected and (ii) base interest is payable on the earlier of the maturity date or the redemption date. The Series B Bonds relating to Steeplechase, Barkley Place and Meadows bear interest at the annual rate of 16%. Although not an event of default, as of December 31, 1998 and 1997, the three Series B Bonds that bear interest at 16% were unable to pay full base interest.

         The Series B Bonds resulting from the Refunding are subordinate in priority and right of payment to the related Series A Bonds and Demand Notes (discussed in Note 7) and are payable monthly only to the extent of available cash flow, as defined. For the years ended December 31, 1998, 1997 and 1996, interest payments of approximately $3.7 million, $4.1 million and $4.8 million, respectively, were received on these Series B Bonds. Principal amortization on the Series B Bonds prior to their maturity in January 2030 is permitted but not required.

         The Riverset Phase II B bond, which matures in 2019, bears interest equal to the extent of available cash flow not to exceed the annual rate of 10%. Principal amortization is required to the extent cash is available in accordance with the bond terms. For the year ended December 31, 1996, the interest and principal payments received on the bond were approximately $25,000 and $30,000, respectively. For the years ended December 31, 1998 and 1997, no payments for interest or principal were received.

         All of the participating subordinate mortgage bonds are on non-accrual status as of December 31, 1998. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $1.0 million, $0.8 million and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Non-Participating Subordinate Bonds

         At December 31, 1998, the Company had three investments in non-participating subordinate mortgage revenue bonds. The following paragraph describes the general loan terms of the non-participating subordinate mortgage bond acquired in 1998.

         In December 1998, the Company purchased a $1.0 million interest in a trust holding a $1.3 million non-participating Series B bond collateralized by a 264-unit property known as Olde English Apartments located in Wichita, Kansas. This investment was made as part of the MuniMae/Montford Group joint program (see Note 9). The Company's investment bears interest at 10% per annum and matures in November 2033.

         As of December 31, 1998, there were no non-participating subordinate mortgage bonds on non-accrual status.

Mortgage Revenue Bonds Pledged

         In order to facilitate the securitization (see Note 4) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain P-FLOATs(sm) trusts. At December 31, 1998, the total carrying amount of the mortgage revenue bonds pledged as collateral was $96.6 million.

Valuation Adjustments

         For the year ended December 31, 1998, 1997 and 1996, the net increase to other comprehensive income from unrealized holding gains and losses on mortgage revenue bonds available for sale was $1.9 million, $13.8 million and $9.4 million, respectively. The Company recorded other-than- temporary impairments totaling $2.0 million on two bonds: Lakeview ($0.4 million) and Steeplechase ($1.6 million) in 1998. The Company recorded other-than-temporary impairments totaling $2.6 million on two bonds: Lakeview ($0.3 million) and Villa Hialeah ($2.3 million) in 1997. The Company recorded other-than-temporary impairments totaling $4.0 million on five bonds: Creekside ($1.2 million), Lakeview ($1.3 million), Mountain View ($1.1 million), Mallard I ($0.2 million) and Mallard II ($0.2 million) in 1996.

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

NOTE 4 - SECURITIZATION TRANSACTIONS

         The Company securitizes mortgage bonds in its portfolio through the Merrill Lynch P- FLOATs(sm) program. Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch in turn, deposits the bonds into a trust, which is created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATs(sm) and RITES(sm), are created for each asset deposited into the trust. The P-FLOATs(sm) are short-term floating rate interests in the trust which have priority on the cash flows of the mortgage bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATs(sm) are sold to qualified third party investors. When the Company sells a bond to Merrill Lynch, the Company receives the proceeds from the sale of the P-FLOATs(sm) less certain transaction costs and retains the residual interests in the trust, the

RITES(sm). When Merrill Lynch buys the bond directly, the Company purchases the RITES(sm). The RITES(sm) are the subordinate security and receive the residual interest after the payment of all fees and the P-FLOATs(sm) interest.

         For financial reporting purposes, the Company recognizes gains and losses on the sale of its bonds to Merrill Lynch. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding P-FLOATs(sm) and RITES(sm) based upon their relative fair values, using the concepts outlined in Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125").

         In February 1998, the Company purchased bonds totaling $84.5 million collateralized by nine properties located in Florida and Missouri. The Company in turn, sold $81.0 million of these bonds to Merrill Lynch through the Merrill Lynch P-FLOATs(sm) program and retained a $1 million RITES(sm) interest. The Company recognized a loss of $3,000 on this transaction.

         In April 1998, the Company sold to Merrill Lynch its interest in four bonds that the Company had previously securitized (Charter House, Riverset Phase II, Southgate and Southwood). Merrill Lynch then deposited the bonds collateralized by these properties into new P-FLOATs(sm) trusts which allow for securitization at higher leverage ratios. In order to facilitate the securitization of certain assets at higher leverage ratios than the previous trusts in which these bonds had been securitized, the Company has pledged additional bonds to a pool that acts like collateral for the senior interests in the P-FLOATs(sm) trusts. From the new P-FLOATs(sm) trusts, the Company purchased a RITES(sm) interest in each trust of approximately 1%. The four investments were sold to Merrill Lynch for $29.4 million. The Company then paid $2.0 million for the RITES(sm) interests which have a face value of $0.7 million. As a result of the sale of these bonds, the Company recognized a net gain of approximately $0.2 million.

         In May 1998, the Company acquired a $10.2 million tax-exempt mortgage revenue bond collateralized by a 156-unit to-be-built multifamily apartment community known as The Villas at Sonterra located in San Antonio, Texas. The Company then sold this bond to Merrill Lynch through the Merrill Lynch P-FLOATs(sm) program and retained a $5,000 RITES(sm) interest. The Company recognized a gain of $51,000 on this transaction.

         In June 1998, the Company structured a transaction whereby Merrill Lynch purchased a $28.6 million multifamily mortgage revenue bond collateralized by The Seasons at Cherry Creek. The bond was placed into a trust by Merrill Lynch whereby P-FLOATs(sm) and RITES(sm) were sold. The Company purchased a $5,000 (par value) RITES(sm) interest for $148,000 (see Note 5).

         In July 1998, the Company structured a transaction whereby Merrill Lynch purchased a $6.3 million multifamily mortgage revenue bond collateralized by Queen Anne IV Apartments ("Queen Anne"). The bond was placed into a trust by Merrill Lynch whereby P-FLOATs(sm) and RITES(sm) were sold. The Company purchased the $65,000 Queen Anne RITES(sm) for par (see Note 5).

         In August 1998, the Company structured a transaction whereby Merrill Lynch purchased a $19.5 million mortgage revenue bond collateralized by three apartment communities located in the Oklahoma City area. Merrill Lynch placed the bond into a trust and P-FLOATs(sm) and RITES(sm) were sold from the trust. The Company purchased $0.2 million (par-value) of Oklahoma City RITES(sm) for $0.3 million (see Note 5).

         In December 1997, the Company sold five investments to Merrill Lynch totaling $85.8 million in face value, including the Riverset Phase II A bond ($7.5 million), the Southgate mortgage revenue bond ($11 million), the Charter House mortgage revenue bond ($7.6 million), the Stone Mountain Series A receipt ($33.9 million) and the Southwood mortgage revenue bond ($25.8 million). After the assets were deposited into the P-FLOATs(sm) trusts, $58.8 million in P-FLOATs(sm) were sold and MuniMae Investments retained $27.0 million in RITES(sm). As a result of the sale of these bonds, the Company recognized a gain of approximately $2.8 million. Included in this amount is a portion of the net unrealized gain associated with the investments of approximately $3.1 million, net of selling expenses of approximately $0.3 million.

NOTE 5 - OTHER BOND RELATED INVESTMENTS

Investment in RITES(sm)

         The Company's other bond related investments are primarily investments in RITES(sm), a security offered by Merrill Lynch through its P-FLOATs(sm) Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that collateralizes the senior interests in the P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at December 31, 1998 and 1997.

RITES TABLE

                                                              December 31, 1998                   December 31, 1997
                                                      ---------------------------------- ------------------------------------
                                                       Face  Amortized Unrealized   Fair  Face  Amortized Unrealized   Fair
                                                Year  Amount   Cost    Gain (Loss) Value Amount  Cost     Gain (Loss)  Value
Other Bond Related Investments:               Acquired (000s) (000s)     (000s)   (000s) (000s) (000s)     (000s)     (000s)
----------------------------------------      -------- ----- --------- ---------- ------- ----- --------- ---------- --------

RITES -Hunters Ridge/South Pointe           (1) 1996 $     -  $    -    $    -   $     - $ 3,560 $ 4,248    $ 700     $ 4,948
Interest rate swap                      (1),(2) 1996       -       -         -             7,200       -     (427)       (427)
RITES -Indian Lake                              1997   3,320   3,470       336     3,806   3,360   3,530      363       3,893
Interest rate swap (6/30/97 - 1/03/06)      (2) 1997   6,500       -      (320)     (320)  6,500       -     (202)       (202)
RITES -Charter House                            1996      80     323        66       389   1,930   2,196       76       2,272
P-FLOATs - Charter House                        1996   7,440   7,440         -     7,440       -       -        -           -
RITES -Southgate                                1997     105     633       272       905   2,760   3,178      217       3,395
RITES -Southwood                                1997     440     279       548       827  10,320  10,308      166      10,474
Stone Mountain                              (3) 1997  33,900  34,124     1,344    35,468  10,140  10,366      661      11,027
RITES -Riverset Phase II                        1996      75     466        21       487   1,875   2,222      328       2,550
Interest rate swap (11/24/97 - 11/23/07)    (2) 1997  58,000       -    (2,170)   (2,170) 58,000       -     (493)       (493)
Stone Mountain Interest-Only Strip          (4) 1997       -   1,160    (1,160)        -       -   1,201       76       1,277
Cinnamon Ridge Total Return Swap
              (12/11/97 - 12/31/99)     (2),(5) 1997  10,570       -       729       729  10,570       -      264         264
Cinnamon Ridge Interest Rate Swap
              (12/10/99 - 12/10/09)     (2),(5) 1997   7,000       -      (275)     (275)  7,000       -      (52)        (52)
RITES - Gannon                                  1998     814   1,048       374     1,422       -       -        -           -
Interest rate swap (2/2/98 - 2/1/08)        (2) 1998  73,000       -    (1,470)   (1,470)      -       -        -           -
Interest rate swap (5/1/98 - 4/30/99)       (2) 1998   9,675       -       (25)      (25)      -       -        -           -
Interest rate swap (5/1/99 - 4/30/09)       (2) 1998   9,675       -      (325)     (325)      -       -        -           -
Interest rate swap  (8/28/98 -8/20/08)      (2) 1998   7,500       -      (165)     (165)      -       -        -           -
Interest rate swap (8/20/98 - 8/5/99)       (2) 1998   6,185       -        15        15       -       -        -           -
RITES - Villas at Sonterra                      1998       5      35        72       107       -       -        -           -
RITES - Queen Anne IV                           1998      65      65        32        97       -       -        -           -
RITES - Oklahoma City pool                      1998     195     250       (55)      195       -       -        -           -
                                                             --------- ---------- -------       --------- ---------- ---------

Subtotal other bond related investments                      $49,293   $(2,156)  $47,137         $37,249  $ 1,677    $ 38,926
                                                             =======  ========== ========       ========= ========== =========


(1) The Company sold its investments in these RITES, and terminated the related swap, during 1998 for a net gain of $324,000.
(2) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(3) The underlying bond is held in a trust; the Company owns all of the custodial receipts related to the underlying bond at
    December 31, 1998.
(4) Custodial receipt which represents the interest generated on the underlying bond in excess of 7.875%
(5) The Company has entered into a total return and interest rate swap on the Cinnamon Ridge Mortgage Bond.
    During the term of the total return swap, the Company will receive income approximating .625% of the face amount of the bond.


         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 1998, the Company purchased and/or sold interests in five bonds which it had previously securitized. At December 31, 1998, the Company owned the senior interests in two bonds that it had previously securitized. The following paragraphs describe the RITES(sm) acquired or sold in 1998.

         As discussed in Note 3, in February 1998, the Company sold $81 million of bonds to Merrill Lynch which were then securitized into approximately $80 million in P-FLOATs(sm) and $1 million in RITES(sm).
The Company retained the RITES(sm) investment.

         In February 1998, the Company sold for $5.0 million the RITES(sm) associated with Hunters Ridge/South Pointe which resulted in a gain of $0.7 million. Also, the Company terminated the $7.2 million interest rate swap contract associated with this investment at a cost of $0.4 million. As a result of the sale of the RITES(sm) and the termination of the swap, the Company recognized a net gain of approximately $0.3 million.

         As discussed in Note 3, in May 1998, the Company sold the $10.2 million bond collateralized by The Villas at Sonterra Apartment community to Merrill Lynch. Merrill Lynch securitized this bond into $10.2 million in P-FLOATs(sm) and $5,000 in RITES(sm). The Company retained the RITES(sm) investment.

         In June 1998, the Company purchased a $5,000 (par value) RITES(sm) interest for $148,000 in The Seasons at Cherry Creek ("Cherry Creek"). Cherry Creek is a 439-unit apartment community located in Denver, Colorado which serves as collateral for a $28.6 million multifamily mortgage revenue bond. The bond was placed into a trust by Merrill Lynch whereby P-FLOATs(sm) and RITES(sm) were sold. The bond bears interest at a floating rate equal to The Bond Market Association ("BMA") Municipal Swap Index plus 165 basis points. In December 1998, the Company sold its RITES(sm) interest in Cherry Creek for a net gain of approximately $6,000.

         In August 1998, the Company purchased a $65,000 RITES(sm) interest in Queen Anne IV Apartments ("Queen Anne"). Queen Anne is a 110-unit apartment and townhouse community located in Weymouth, Massachusetts, southeast of Boston, which serves as collateral for a $6.3 million multifamily mortgage revenue bond. The bond was placed into a trust by Merrill Lynch whereby P- FLOATs(sm) and RITES(sm) were sold. The Queen Anne P-FLOATs(sm) bear a fixed interest rate of 3.80% for a one year term. After the first year, the Queen Anne P-FLOATs(sm) will bear interest at a rate that is reset weekly by the Remarketing Agent. The bond bears interest at 7.0875% per annum and matures in August 2013. The Company received an origination fee of $63,000 for structuring the transaction whereby Merrill Lynch purchased the Queen Anne bond.

         In August 1998, the Company structured a transaction whereby Merrill Lynch purchased a $19.5 million mortgage revenue bond collateralized by three apartment communities located in the Oklahoma City area. The bond is secured by three existing apartment communities encompassing 772 units. The bond has a stated annual interest rate of 7.125% and matures in July 2028. Merrill Lynch placed the bond into a trust and P-FLOATs(sm) and RITES(sm) were sold from the trust. In October 1998, the Company purchased $19.3 million (par value) of Oklahoma City P-FLOATs(sm) at par and $0.2 million (par value) of Oklahoma City RITES(sm) for $0.3 million. The investment in Oklahoma City P-FLOATs(sm) was a temporary investment and was sold in the fourth quarter at par to raise capital for other mortgage revenue bonds and bond related investments.

Stone Mountain Interest-Only Strip

         On October 30, 1997, in conjunction with the purchase of the Stone Mountain bond, the bond was deposited into a custodian account. In return, the Company received two custodial receipts; one receipt representing the bond principal and tax-exempt interest up to 7.875% (the "A receipt") and one receipt representing the interest-only portion generated on the bonds in excess of the 7.875% (the "Interest-only strip"). As part of a securitization transaction in 1997, the A receipt was sold to Merrill Lynch while the Company retained the investment in the Interest-only strip. The first 0.75% of interest received on the Interest-only strip (in excess of 7.875% base rate on the A receipt) is considered must pay contingent interest based on available cash flow. The excess available cash flow generated after the payment of 8.625% (7.875% plus 0.75%) base interest is considered contingent interest equal to the lesser of 3.375% or one-third of available cash flow. Interest income received from the Interest-only strip is considered taxable income to the shareholders for federal income tax purposes.

Total Return Swap

         On December 11, 1997, the Company entered into a total return swap with Merrill Lynch which replicates the total return on the Cinnamon Ridge bond financed at a rate of 4.75%. The Cinnamon Ridge bond is a $10.6 million bond collateralized by a 264-unit multifamily apartment complex located in Egan, Minnesota. The bond has a stated interest rate of 5.375% and matures in 2029. During the term of the swap, the Company will receive net taxable income of approximately 0.625% on the face amount of the Cinnamon Ridge bond from the total return swap. In addition to the net taxable income received, the total return swap includes a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond. The total return swap terminates on December 31, 1999. The Company also entered into a $7.0 million two-year forward swap to commence December 10, 1999 and expire in ten years. This swap hedges the anticipated future acquisition of the Cinnamon Ridge bond and the anticipated securitization of such bond through Merrill Lynch's P-FLOATs(sm) Program. However, the Company has not entered into a binding contract to either purchase or to securitize the bond.

Valuation Adjustments

         For the years ended December 31, 1998, 1997 and 1996, the net increase (decrease) to other comprehensive income from unrealized holding gains and losses on other bond related investments available-for-sale was approximately $(3.3) million, $1.6 million and $39,000, respectively.

NOTE 6 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

         To the extent that the investments securitized bear fixed rates of interest, the RITES(sm) created by the securitization have interest rate risks associated with them. To reduce the Company's exposure to fluctuating interest rates, the Company enters into interest rate swaps which are contracts exchanging an obligation to receive a floating rate for an obligation to pay a fixed rate. Net swap payments received by the Company, if any, will be taxable income, even though the investments being hedged pay tax-exempt interest. The interest rate swaps are for limited time periods which generally approximate the anticipated prepayment date of the underlying mortgage bond. However, there is no certainty that the prepayments will occur at the end of the swap periods. There can be no assurance that the Company will be able to acquire the interest rate swaps on favorable terms, or at all, when the existing arrangements expire, in which case the Company would be fully exposed to the interest rate risk to the extent the anticipated prepayment does not occur. Additionally, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company.

         The Company has entered into interest rate swap contracts to hedge against interest rate exposure on the Company's investments in RITES(sm). Under the interest rate swap agreements, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate. In return, the
Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. The average BMA rate for 1998, 1997 and 1996 was approximately 3.43%, 3.66% and 3.43%, respectively. The swap contracts, in conjunction with the RITES(sm), are intended to produce a relatively constant yield over the effective duration of the RITES(sm). Risks arise from the possible inability of the Counterparty to meet the terms of the contracts with the Company. However, there is no current indication of such inability. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments.

         As a result of the Queen Anne P-FLOATs(sm) bearing interest at a fixed rate of 3.80% for the first year, the Company entered into a one year interest rate swap contract whereby the Company is obligated to pay the Counterparty a floating rate equivalent to the BMA Municipal Swap Index and the Counterparty will pay the Company a fixed rate. This swap offsets the effect of the interest rate swap hedging this investment (discussed above) for the term of the fixed interest rate on the Queen Anne P-FLOATs(sm).

NOTE 7 -  LOANS, DEMAND NOTES AND OTHER LOANS

Parity Working Capital Loans

         As of December 31, 1998 and 1997, the Company held 10 parity working capital loans, all relating to 10 of the 11 remaining bonds not refunded in the 1995 Financing and having terms similar to those of the bonds to which they relate. The carrying value of the Company's investment in parity working capital loans at December 31, 1998 was $2.9 million. The carrying value of these loans is believed by management to approximate fair value, in the absence of a readily available market, and reflects valuation allowances of $552,000 and $621,000 at December 31, 1998 and 1997, respectively.

         At December 31, 1996, there were five parity working capital loans on non-accrual status. No additional loans were placed on non-accrual status during 1997 and 1998. Additional interest income that would have been recognized had these loans not been placed on non-accrual status was approximately $43,000, $35,000 and $56,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Demand Notes

         As part of the 1995 Financing, 10 parity working capital loans, and unpaid and accrued interest thereon, aggregating approximately $4.8 million, were converted to Working Capital Demand Notes; unpaid and unaccrued base interest receivable of approximately $15.5 million on the 11 refunded bonds were converted to Accrued Interest Demand Notes. In addition, a loan of approximately $5.0 million was made to the operating partnerships in connection with the 1995 Financing, represented by 11 Load Loan Demand Notes (defined in Note 13).

         The Working Capital, Accrued Interest and Load Loan Demand Notes (collectively the "Demand Notes"), in the aggregate original principal face amount of approximately $25.3 million, are due on demand, but in any case not later than January 2030. The Demand Notes bear interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. For 1998 and 1997, the Blended Annual Rate approximated 5.63% and 5.85%, respectively. To the extent the operating partnerships have available cash flow, interest on the principal amount and scheduled principal payments are payable monthly.

         On September 1, 1996, the eleven operating partnerships included in the 1995 Financing entered into an agreement with the Company whereby the principal amortization on the Working Capital and Load Loan Demand Notes were suspended. This action did not change the total cash payments received from the operating partnerships, but did result in additional interest income of $0.9 million, $0.9 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Additionally, on July 1, 1997, nine of the eleven operating partnerships included in the 1995 Financing entered into an agreement with the Company whereby the principal amortization on the Accrued Interest Demand Notes was increased. The increase in the principal payments on these notes was equal to the amount of principal payments suspended on the Working Capital and Load Loan Demand Notes discussed above. This action did not change the total cash payments received from the operating partnerships, nor did it change total income, but did result in a reclassification of interest income on the related Series B Bonds to interest earned on Accrued Interest Demand Notes of $0.9 million and $0.5 million, respectively, for the years ended December 31, 1998 and 1997.

         For financial reporting purposes, interest income is recognized for the portion of principal payments received that represents payment for previously unaccrued interest. For the years ended December 31, 1998 and 1997, approximately $2.3 million and $2.0 million, respectively, was received by the Company for principal payments on the Demand Notes, all of which was recorded as income. For the period August 1, 1996 to December 31, 1996, approximately $0.7 million was received by the Company for principal payments on the Demand Notes, of which approximately $0.6 million was recorded as income. For the period ended July 31, 1996, approximately $1.5 million was received for principal payments on the Demand Notes, of which approximately $0.9 million was recorded as income in the financial statements of MLP II.

         On December 30, 1998, the Demand Notes related to three properties (Steeplechase, Montclair, and Nicollet Ridge) were amended and consolidated into a single note for each property (the "Consolidated Demand Notes" or the "Notes"). The Consolidated Demand Notes bear interest at 7.5% per annum until the first remarketing date on January 15, 2000. On the first remarketing date and each anniversary thereafter, the interest rate will be reset, by a remarketing agent selected by the respective borrowers, at an interest rate which would allow the Notes to be sold at par. The respective borrowers may decide to decline the interest rate set by the remarketing agent. If the respective borrowers decline to accept the interest rate, the Consolidated Demand Notes will be due and payable on the remarketing date. Interest on the Consolidated Demand Notes is due and payable monthly. Principal on the Notes is due at maturity on January 1, 2018.

         Immediately following the consolidation of the Demand Notes, the Company contributed the Consolidated Demand Notes to a wholly owned subsidiary, MuniMae Servicing. MuniMae Servicing then sold the Consolidated Demand Notes to Merrill Lynch. In order to facilitate the sale of the Consolidated Demand Notes, the Company provided a guaranty on behalf of the properties for the full and punctual payment of interest and principal due under the Consolidated Demand Notes. The Notes, which were sold at par, represented a principal amount of $7.4 million. As a result of the sale of these Notes, the Company recognized a net gain of approximately $4.2 million. The Company's gain on sale included $5.0 million in outstanding principal on the Notes that
represented   payment  for  previously   unaccrued  (and  therefore unrecorded)
interest. This gain on sale was reduced by $0.8 million for selling costs and the fair value of the guaranty provided by the Company. As part of the guaranty, the Company also placed $0.4 million in an account at Merrill Lynch as collateral. The Company's obligation under the guaranty is not limited to the cash in this account. The Company's obligation under the guaranty will expire when the Consolidated Demand Notes are paid in full. The Company does not believe it will have to perform under the guaranty.

Other Loans

         In conjunction with the purchase of certain bonds or structuring of certain investments, the Company has made taxable second loans to the properties. Additionally, from time to time, the Company has made short-term taxable loans as interim financing pending the issuance of tax-exempt mortgage bonds. As of December 31, 1998, the Company held seven other taxable loans. The following paragraphs describe the general terms of the loans entered into during 1998.

         In conjunction with three investment transactions during 1998, the Company made taxable loans totaling $1.0 million. The weighted average interest rate of these loans is 8.53% and the maturity dates range from 2001 to 2034. One loan also contains contingent interest features which provide for the Company to receive the lesser of (1) 33% of available cash flow after the payment of base interest and principal on the bond and taxable loan, or (2) 6.37% of the outstanding principal amount of the loan. Additionally, the remaining $100,000 on a taxable loan originally made in 1997 was drawn in 1998.

         In 1998, the Company also originated three short-term taxable loans as interim financing pending the issuance of tax-exempt mortgage bonds. The following paragraphs describe the general terms of these loans.

         In February 1998, the Company originated a $9.5 million taxable mortgage loan collateralized by Palisades Park (see Note 3). The six month loan was made as short-term financing pending issuance of a tax-exempt mortgage revenue bond. The taxable mortgage loan bore interest at a stated annual rate of 8.5%. As discussed in Note 3, in July 1998, a participating bond was issued collateralized by the Palisades Park apartment community in the amount of $9.8 million. As a result, the $9.5 million taxable mortgage loan was retired.

         In June 1998, the Company originated a $8.3 million taxable mortgage loan collateralized by Olde English Manor. The mortgage loan bore interest at a stated annual rate of 9.0%. The loan was made as short-term financing pending issuance of two tax-exempt mortgage revenue bonds. In December 1998, the two tax-exempt mortgage revenue bonds were issued (see Notes 3 and 20) and the taxable mortgage loan was retired.

         In August 1998, the Company originated a $6.9 million taxable mortgage loan collateralized by a 272-unit multifamily apartment community known as Rillito Village located in Tucson, Arizona. The mortgage loan bears interest at a stated annual rate of 9.0%. The loan was made as short-term financing pending issuance, by the City of Tucson, of two tax-exempt mortgage revenue bonds. The Company may acquire an interest in these bonds when issued. The Company received an origination fee of $35,400 on this transaction.

Fair Value Disclosure

         For disclosure purposes, the fair value of the parity working capital loans and other loans is determined in conjunction with the valuation of the bonds to which they relate and is believed by management to approximate carrying value. The Demand Notes, together with the related Series B Bonds, primarily represent the residual interest (after the Series A Bonds that were sold) in the cash flows of the underlying property collateral. Only a limited market exists for both Demand Notes and the related Series B Bonds. Also, as illustrated above, as long as the Company is entitled to the residual cash flow, to the extent permitted under the terms of the Demand Notes and the related Series B Bonds, the specific cash flows applicable to each of the residual interests may be altered from time-to-time. Accordingly, it is difficult and, in the opinion of management, not meaningful to estimate a separate fair value for the Demand Notes. However, under the assumption that the fair value of the parity working capital loans and other loans approximates their carrying value, and using discounted cash flow analyses for the Demand Notes based on their terms as they existed at December 31, 1998 and 1997, an aggregate fair value for the Company's investment in parity working capital loans, Demand Notes and other loans could be estimated to be $19.2 million and $20.9 million at December 31, 1998 and 1997, respectively.

NOTE 8 - RESTRICTED ASSETS

MMACap

         On June 30, 1997, the Company acquired a 99.9% member interest in MMACap for $1.0 million. As a result of this acquisition, the consolidated financial statements of the Company include MMACap. The only asset of MMACap is a $1.3 million Fannie Mae risk-sharing collateral account. The collateral account is part of a structured finance program developed by Fannie Mae to facilitate the credit enhancement of bonds for which there is shared risk. The risk-sharing collateral account provides additional security for three enhanced bonds currently within a cross collateralized pool. In the event any of the bonds in the pool cannot fund their debt service payments, the money in the collateral account can be used to fund debt service shortfalls. The Company does not believe that any loss is likely. The collateral account will not be released to the Company until the interest and principal obligations on all the bonds are fulfilled. The release of the collateral account is anticipated to be in 2006 when the bonds are expected to be refunded. In the interim, the Company will receive the interest earned on the balance of the collateral reserve account. The approximate $330,000 discount on the purchase has been recorded as unearned revenue and will be amortized into income over the expected life of the collateral account.

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

Restricted Cash Deposits

         Under the terms of the Company's interest rate swap agreements with Merrill Lynch, the Company is required to maintain cash deposits with Merrill Lynch ("margin call deposits") when the total fair value of the Company's outstanding swap obligations are greater than $1.0 million. The margin call deposits are adjusted on a weekly basis. At December 31, 1998, the balance in the Company's margin call deposit account at Merrill Lynch is $3.6 million.

         In conjunction with the guaranty provided by the Company related to the sale of three Consolidated Demand Notes to Merrill Lynch (see Note 7), the Company deposited $0.4 million in cash in account with Merrill Lynch. This money serves as collateral for the Company's obligation under the guaranty; however, the Company's obligation under the guaranty is not limited to this deposit. In the event that any of the properties cannot fund their payments on the Consolidated Demand Notes, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the Consolidated Demand Notes are fulfilled.


NOTE 9 - UNEARNED REVENUE

         In addition to the unearned revenue resulting from the purchase of the risk-sharing collateral account (discussed in Note 8), the Company received $107,000 in fees associated with the origination of the Cinnamon Ridge transaction, which are deferred and recorded as unearned revenue. These fees will be amortized into income to approximate a level yield over the estimated life of the underlying bond after the bond is acquired. The Company also received a loan guarantee fee in December 1996 that was deferred and amortized into income over the term of the guarantee period which expired in October 1997. During 1998, the Company received construction administration fees on several acquisitions. These fees are deferred and amortized into income over the related construction period.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

         Upon consummation of the Merger (see Note 12), all employees of an affiliate of the former Managing General Partner of the Partnership who were necessary for the prudent operations of the Company became employees of the Company, which now incurs their salary expenses directly. Certain administrative services, including services performed by shared personnel, continue to be performed by an affiliate that receives direct reimbursement from the Company on a monthly basis. For the years ended December 31, 1998, 1997 and 1996 the Company paid $0.2 million, $0.3 million, and $0.1 million, respectively, to the affiliate for these administrative services.

         Prior to November 1998, the Company reimbursed an affiliate for the rental cost of the Company's office space as discussed above. In November of 1998, the Company assumed the lease agreement for the Company's office space from this affiliate. Mr. Mark K. Joseph, the Company's Chairman and Chief
Executive Officer, and a member of the Company's Board of Directors have ownership interests in the partnership that leases the office space to the Company . For the year ended December 31, 1998, the Company paid $30,000 in rental lease payments under the lease agreement (see Note 11).

             Mr. Joseph controls the general partners of 18 of the 22 operating partnerships whose property collateralizes the Company's original bonds and Mr. Thomas R. Hobbs, the Company's Senior Vice President, serves as an officer of such general partners. In order to preserve the loan obligations and the participation in cash flow for the Company and thereby assure that the Company will continue to recognize tax-exempt income, 13 of the 18 operating partnerships were created as successors to the original borrowers. With respect to the other five operating partnerships, an entity controlled by Mr. Joseph was designated as the general partner of the original borrowing entities. However, such entities could have interests which do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could desire to take might be selling a property, thereby causing a redemption event, at a time and under circumstances which would not be advantageous to the Company. Also, Mr. Joseph owns an indirect interest in the general partners of the Southgate Crossings operating partnership.

         Mr. Joseph controls and is an officer of, and Mr. Michael L. Falcone, the Company's President, has an ownership interest in and is a board member of, an entity which is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's bond investments. For these services the affiliates receive property management fees pursuant to management fee contracts. Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During 1998, there were 10 affiliated property management contracts for properties which collateralize the Company's investments with fees at or below market value. During the years ended December 31, 1998, 1997 and 1996, these fees approximated $1.0 million, $1.0 million, and $638,000, respectively.

         In 1998, the Company sold the Consolidated Demand Notes (see Note 7) related to three operating partnerships whose general partners are controlled by Mr. Joseph (discussed above). In order to facilitate the sale of the Consolidated Demand Notes, the Company provided a guaranty on behalf of the operating partnerships for the full and punctual payment of interest and principal due under the Consolidated Demand Notes.

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

         Prior to the Merger, the former Associate General Partner received fees for mortgage servicing from the operating partnerships owning the mortgaged properties. The fees paid by all operating partnerships to the former Associate General Partner approximated $1.2 million for the period January 1 through July 31, 1996. As discussed in Note 12, on August 1, 1996, the former General Partners and their affiliates contributed to the Company their mortgage servicing activities in exchange for Growth Shares, and the Company now receives the cash flow associated with these fees. Upon receipt of the mortgage servicing activities, the Company terminated the mortgage servicing fees paid on bonds collateralized by properties controlled by affiliates of the Company. As a result, the Company now receives these fees in two forms, (1) as mortgage servicing fees from the bonds collateralized by properties controlled by non-affiliates, and (2) as additional bond interest for bonds collateralized by properties controlled by affiliates of the Company. For the years ended December 31, 1998 and 1997, the cash flow associated with these fees paid to the Company approximated $0.4 million and $0.5 million, respectively, in mortgage servicing fees and $1.5 million and $1.5 million, respectively, in additional bond interest. For the five months ended December 31, 1996, the cash flow associated with these fees paid to the Company approximated $0.2 million in mortgage servicing fees and $0.6 million in additional bond interest.

         An affiliate of the former Managing General Partner was engaged as MLP II's exclusive project acquisition and servicing agent. The affiliate received as compensation, project selection and acquisition fees (one percent of the gross proceeds) and annual mortgage servicing fees to the extent the net proceeds raised by the 1995 Financing were permanently invested. On August 1, 1996, the rights to these fees were exchanged for Growth Shares in connection with the Merger transaction. Prior to the Merger, $97,000 was earned by the affiliate related to such fees.

         In addition, 177061 Canada Ltd. (formerly Shelter Corporation of Canada Limited), a general partner of the former Associate General Partner, was contractually obligated to the nonaffiliated borrowers of North Pointe and Whispering Lake to fund operating deficits. The remaining balances due under the limited operating deficit guarantees, including accrued interest, were paid in full during 1998. Scheduled payments totaling $27,000, $63,000 and $98,000 were received on the North Pointe obligation and recorded as income during 1998, 1997 and 1996, respectively. Under the Whispering Lake obligation, $33,000, $90,000 and $139,000 were received and recorded as income during 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Company owned all of the interests in a trust that holds a $33.9 million bond collateralized by the Village of Stone Mountain. The borrower of the $33.9 million mortgage revenue bond is the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mark K. Joseph, the Company's Chairman and Chief Executive Officer, is the President and one of five directors of the Shelter Foundation. In addition, companies of which Mr. Joseph owns an indirect minority interest and Mr. Falcone owns a direct minority interest, received a development fee of 1.0% of the loan amount and serve as property manager of the related apartment project for a fee of $13,750 per month payable out of available cash flow.

         A member of the Company's Board of Directors is the managing general partner of the law firm of Gallagher, Evelius and Jones ("GEJ"), which provides corporate and real estate legal services to the Company. For the year ended December 31, 1998, $650,000 in legal fees to GEJ was generated by transactions structured by the Company of which $152,000 was directly incurred by the Company. The total amount of $650,000 represented 7.0% of GEJ's total revenues for 1998.

         An affiliate of Merrill Lynch owns 1,250 Term Growth Shares of the Company and 128,367 Growth Shares. The Company may from time to time enter into various investment banking, financial advisory and other commercial services with Merrill Lynch for which Merrill Lynch receives and will receive (in the future) customary compensation. The Company also enters into various RITES(sm) and interest rate swap transactions with Merrill Lynch on terms generally available in the marketplace.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         In 1998, the Company entered into a lease for office space under an operating lease agreement which expires in 2002. Rental expense for 1998 was approximately $30,000. At December 31,1998, the minimum aggregate rental commitments are as follows:


(000's)                                      Operating Leases

1999                                                     $172
2000                                                      172
2001                                                      172
2002                                                       43
                                                        -----
Total                                                    $559
                                                         ====


         On February 26, 1998, the Company entered into a put option with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, a pool of participating tax-exempt mortgage revenue bonds with a combined face amount of $120 million for a purchase price of $105 million. Under this three year option, the Company receives an annual payment equal to 20 basis points of the average principal amount of the bonds in the pool, or approximately $0.2 million, for assuming the purchase obligation. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreement).

         On December 9, 1998, the Company entered into a put option with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, a participating tax-exempt mortgage revenue bond with a face amount of $12.1 million for a purchase price of $10.7 million. Under this three year option, the Company receives an annual payment equal to 30 basis points of the average principal amount of the bonds in the pool, or approximately $36,000, for assuming the purchase obligation. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreement).

NOTE 12 - THE MERGER

         Effective August 1, 1996, the Partnership merged into the Company following the approval of the Merger by the holders of a majority of the outstanding Series I BACs and Series II BACs. The Merger preserved the pass-through tax status of the primarily tax-exempt income generated by the Company's bonds and resulted in self-management through a Board of Directors elected by the shareholders and the alignment of the financial interests of the former General Partners with those of the shareholders. In connection with their approval of the Merger, the Partnership's BAC holders were provided with the opportunity to elect to exchange their BACs for Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD Shares"), or Growth Shares, depending upon their individual investment objectives.

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

NOTE 13 - THE 1995 FINANCING

         On February 14, 1995, the Partnership consummated a financing transaction (the "1995 Financing"), resulting in the receipt of gross proceeds of $67.7 million from the sale of Multifamily Mortgage Revenue Bond Receipts (the "Receipts") at par. The Receipts are collateralized by a pool of newly refunded bonds issued in exchange for 11 of the Partnership's original bonds, all of which had defaulted on their original debt obligations. The cash stream from one additional bond, Creekside Village, which also had defaulted on its original debt obligation, was pledged as further security for the Receipts. Effective December 31, 1997, the Creekside bond was released as additional collateral.

         Prior to the 1995 Financing, the 11 bonds, in the aggregate principal amount of $126.6 million, were refunded (the "Refunding") into a Series A Bond and a Series B Bond (the aggregate principal amount of which equals that of the original bond), each with an extended maturity date of January 2030. The aggregate principal amount of the Series A Bonds and Series B Bonds is $67.7 million and $58.9 million, respectively. Each Series B Bond is subordinate to the related Series A Bond. The

Series A Bonds bear interest at various fixed annual rates, ranging from 7.05% to 7.40%, payable monthly, and are subject to mandatory sinking fund redemptions beginning January 1, 2001. The Series B Bonds and their general terms are discussed in Note 3.

         The Partnership deposited the Series A Bonds and Series B Bonds with the Trust, which was created to hold these assets, and the Trust issued a certificate of participation in the corpus and the income of the Trust to the Partnership. The Trust then deposited the Series A Bonds with a custodian, and the Receipts, collateralized by the Series A Bonds, were sold.

         The sale of the Receipts resulted in gross proceeds of $67.7 million. After deduction of $5.0 million in loans to the operating partnerships to purchase an interest rate cap and cover transaction costs (the "Load Loan Demand Notes") and payment of $5.9 million of transaction costs and additional working capital reserves, the net proceeds from the 1995 Financing were $56.8 million. Management believes that the transaction costs, all of which were paid to third parties, were appropriate and consistent with transactions of similar size and characteristics.

         The Trust, which holds the Series B Bonds and received the proceeds from the 1995 Financing, and, prior to its dissolution, MLP III, the limited partnership owned by the Partnership into which the 1995 Financing proceeds were invested, are included in the consolidated financial statements of the Company. MLP II, a limited partnership in which MLP III reinvested such proceeds, was accounted for under the equity method. Financial information for MLP II for the period January 1, 1996 through dissolution on July 31, 1996 is set forth below. MLP II followed the same accounting policies followed by the Company.

MLP II ACQUISITION LIMITED PARTNERSHIP
STATEMENT OF INCOME
(In thousands)



                                                                            For the period
                                                                         --------------------
                                                                             January 1 to
                                                                             July 31, 1996
                                                                         --------------------

Interest income and other                                                            $ 3,825
Operating expenses                                                                       182
                                                                         ====================
Net income                                                                           $ 3,643
                                                                         ====================
Net income allocated to general partner                                              $ 1,502
                                                                         ====================
Net income allocated to limited partners                                             $ 2,141
                                                                         ====================


STATEMENT OF CASH FLOWS
(In thousands)
                                                                           For the period
                                                                         --------------------
                                                                            January 1 to
                                                                            July 31, 1996
                                                                         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 3,643
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization                                                                           2
    Decrease in interest receivable                                                      111
    Decrease in other assets                                                             206
    Decrease in due to affiliates                                                        (15)
                                                                         --------------------
Net cash provided by operating activities                                              3,947
                                                                         --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in short-term investments                                                56,893
Purchases of mortgage revenue bonds                                                   (7,455)
Principal payments on notes receivable from operating partnerships                       547
                                                                         --------------------
Net cash provided by investing activities                                             49,985
                                                                         --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners (including $49,698 upon dissolution)                        (54,280)
                                                                         --------------------
Net cash used in financing activities                                                (54,280)
                                                                         --------------------
Net decrease in cash and cash equivalents                                               (348)
Cash and cash equivalents at beginning of period                                         348
                                                                         ====================
Cash and cash equivalents at end of period                                         $       -
                                                                         ====================

DISCLOSURE OF NON-CASH ACTIVITIES:
Contribution of working capital loans and other assets
    to MLP III Investment Limited Partnership                                      $ (14,974)
                                                                         ====================


NOTE 14 - SHAREHOLDERS' EQUITY

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

Growth Shares

         The Growth Shares are allocated the balance of the Company's income after allocation to the Preferred Shares, Preferred CD Shares and Term Growth Shares. Consequently, the Growth Shares are allocated their proportionate share of the income generated by the original bonds (excluding the income generated by the Series A Bonds that serve as collateral for the Receipts) and all of the income generated by bonds acquired with the proceeds from the 1995 Financing and any future financings. As of December 31, 1998, it is the Company's policy to distribute to the holders of the Growth Shares at least 80% of cash available for distribution to Growth Shares. The Growth Shares have no par value.
At December 31, 1998, 19,917,033 Growth Shares are authorized.

The following table reflects distributions for the year ended December 31, 1998 and includes distributions declared and paid in 1999 for the quarter ended December 31, 1998.



                                                                                                   Preferred Capital
                                               Growth             Preferred Shares                Distribution Shares
                                                          ---------------------------------- ------------------------------
                                               Shares       Series I           Series II       Series I        Series II
                                              --------     ----------         -----------     ----------      -----------

Distributions paid on May 4, 1998
to holders of record on April 20, 1998:
    For the three months ended
    March 31, 1998                             $ 0.375        $ 13.96             $ 17.13        $ 11.39         $ 13.34

Distributions paid on August 3, 1998
to holders of record on July 6, 1998:
    For the three months ended
    June 30, 1998                                0.380              -                   -              -               -

Distributions paid on August 3, 1998
to holders of record on July 20, 1998:
    For the three months ended
    June 30, 1998                                    -          13.96               17.13          11.39           13.34

Distributions paid on November 2, 1998
to holders of record on October 19, 1998:
    For the three months ended
    September 30, 1998                           0.385          13.96               17.13          11.39           13.34

Distributions paid on February 26, 1999
to holders of record on February 16, 1999:
    For the three months ended
    December 31, 1998 (1) (unaudited)            0.390          38.89               17.13          45.27           13.34
                                              --------     ----------         -----------     ----------      -----------


Total 1998 Distributions                       $ 1.530        $ 80.77             $ 68.52        $ 79.44         $ 53.36
                                              ========     ==========         ===========     ==========      ===========

(1) The distributions for the Series I Preferred Shares and the Series I Preferred Capital Distribution Shares include a special distribution of $24.93 and $33.88, respectively, for their proportionate share of the Company's net proceeds from the sale of three Consolidated Demand Notes in December 1998 (Note 7).



1997 Preferred Share Tender Offer

         On November 26, 1997, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1997 book value for each class as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "Sierra Offer"). The Sierra Offer was for 4.9% of the outstanding shares of each class of preferred shares at prices ranging from between 50% to 60% of the September 30, 1997 book value of each class. The Company recognized there might be preferred shareholders who desire liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1997 book value of each class so that preferred shareholders who decide to liquidate would be able to do so at higher prices. The offer, proration period and the withdrawal rights expired at midnight, eastern time, on December 26, 1997. As a result, on January 1, 1998, 739 Series I and 287 Series II Preferred Shares which had been tendered were purchased at the per share price of $593.43 and $711.77, respectively, and 584 Series I and 274 Series II Preferred CD Shares which had been tendered were purchased at the per share price of $448.77 and $506.67, respectively.

January 1998 Growth Share Offering

         On January 26, 1998, the Company sold to the public 3.0 million Growth Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Growth Shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $57.9 million. On February 13, 1998, the underwriters exercised their option to purchase 246,000 Growth Shares generating net proceeds of approximately $4.8 million. The net proceeds from this offering have been used to fund bond acquisitions.

July 1998 Growth Share Offering

         On July 22, 1998, The Company sold to the public 2.5 million Growth Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering have been used for general corporate purposes, including new investments and working capital.

NOTE 15 - OTHER INCOME

         For the year ended December 31, 1998, the Company's other income included (1) mortgage servicing fees received from the bonds that are collateralized by properties controlled by non-affiliates (see Note 10), (2) construction administration fees, (3) acquisition fees received on investments structured, but not acquired, by the Company, (4) amortization of guarantee fee revenue from the purchase of the MMACap collateral account (see Note 8), (5) amortization of the program development fee received from the Montford Companies (see Note 9), and (6) fees received under the put option contracts (Note 11).

         For the year ended December 31, 1997 and 1996, the Company's other income included mortgage servicing fees received from the bonds that are collateralized by properties controlled by non-affiliates (see Note 10) and guarantee fees received from the Village of Stone Mountain. Also in 1997, the Company recognized $40,000 of the program development fee received from the Montford Group.




                                                       For the years ended December 31,
                                           ---------------------------------------------------------
                                                 1998                1997                1996
                                           -----------------   -----------------   -----------------


Mortgage servicing fees                               $ 620               $ 502               $ 206
Construction administration fees                        263                   -                   -
Acquisition fees                                        237                   -                   -
Guarantee fees                                            -                 609                   -
Montford program fee                                    140                  40                   -
Put option fees                                         194                   -                   -
Other                                                   127                  18                  25
                                           -----------------   -----------------   -----------------

Total other income                                  $ 1,581             $ 1,169               $ 231
                                           =================   =================   =================


NOTE 16 - EARNINGS PER SHARE

         The Company calculates earnings per share/BAC in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

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

          A dual presentation of basic and diluted EPS is presented for Growth Shares. Basic EPS is calculated by dividing net income allocable to Growth Shares by the weighted average number of Growth Shares outstanding. In addition to Growth Shares that are issued and outstanding, the weighted average shares outstanding includes the deferred shares payable under the Directors' Plan (see
Note 17) and the vested portion of deferred shares granted to officers (see Note
17).

         The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Growth Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred CD Shares, as well as the Term Growth Shares, that would have been allocated to Growth Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for 1998, 1997 and 1996:




                                  For the year ended December 31, 1998   For the year ended December 31, 1997
                                  ------------------------------------   ------------------------------------
                                    Income     Shares      Per Share       Income     Shares        Per Share
                                  (Numerator)(Denominator)  Amount       (Numerator)(Denominator)    Amount
                                  ---------- ------------  ---------    ----------- ------------    ---------


(in thousands,except share and per share data)

Basic EPS

Income allocable to growth
shares                            $ 24,728     15,233,380    $ 1.62      $ 16,739    11,094,881        $ 1.51
                                                           =========                                 ========

Effect of Dilutive Securities

Options and deferred shares              -        189,975                       -        59,611

Convertible preferred shares
  (including term growth shares)       719        514,894                   2,058     1,383,025
                                ----------     ----------            ------------   -----------

Diluted EPS

Income allocable to growth shares
   plus assumed conversions       $ 25,447     15,938,249    $ 1.60      $ 18,797    12,537,517        $ 1.50
                               ===========    ===========  =========  ===========   ===========     =========


                              For the five months ended December 31, 1996
                              -------------------------------------------
                                  Income         Shares    Per Share
                                (Numerator)  (Denominator)   Amount
                                ---------    ------------- ---------
Basic EPS

Income allocable to growth shares $  6,275     11,122,705    $ 0.56
                                                           =========
Effect of Dilutive Securities

Options and deferred shares              -            343

Convertible preferred shares
  (including term growth shares)         -              -
                                 ---------    -----------

Diluted EPS

Income allocable to growth shares $  6,275     11,123,048   $  0.56
   plus assumed conversions      =========    ===========  =========



For the period ended December 31, 1996, the effect of the potential dilution from the conversion of the preferred shares is not included in the calculation of diluted EPS because the effect of the conversion would have been anti-dilutive.

NOTE 17 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND EMPLOYEE INCENTIVE
PLAN

Non-Employee Directors' Share Plan

         The Company established the 1996 Non-Employee Directors' Share Plan (the "1996 Directors' Plan") prior to the Merger in August 1996. In June 1998, the shareholders approved the 1998 Non- Employee Directors' Share Plan (the "1998 Directors' Plan" and collectively with the 1996 Directors' Plan, the "Directors' Plans"). The Directors' Plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. There are 50,000 Growth Shares reserved for issuance under each of the 1996 Directors' Plan and the 1998 Directors' Plan. Under the Directors' Plans, an option to purchase 2,500 Growth Shares will be granted to each director when first elected or appointed to the Board of Directors and each year thereafter on the date of the annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Growth Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. At December 31, 1998, 37,000 options were outstanding under the Directors' Plans with exercise prices of $14.75 to $21.75. The weighted average remaining contractual life for these outstanding options was 8.5 years at December 31, 1998. The following table summarizes the activity relating to options issued under the Directors' Plans for the years ended December 31, 1998, 1997 and 1996:


Non-Employee Directors' Share Plans


                                                        Number of        Weighted Average
                                                          Shares          Exercise Price
                                                      ---------------   -------------------


Options outstanding at December 31, 1995                           -                 $0.00

Granted                                                       12,500                 14.75
Exercised                                                          -                     -
Expired                                                            -                     -
                                                      ---------------   -------------------

Options outstanding at December 31, 1996                      12,500                 14.75
                                                      ---------------   -------------------

Granted                                                       12,500                 16.81
Exercised                                                          -                     -
Expired                                                            -                     -
                                                      ---------------   -------------------

Options outstanding at December 31, 1997                      25,000                 15.78
                                                      ---------------   -------------------

Granted                                                       12,500                 21.75
Exercised                                                       (500)                14.75
Expired                                                            -                     -
                                                      ---------------   -------------------

Options outstanding at December 31, 1998                      37,000                $17.81
                                                      ===============   ===================

Options exercisable at:
     December 31, 1996                                             -                 $0.00
     December 31, 1997                                        12,500                 14.75
     December 31, 1998                                        24,500                 15.80


         The Directors' Plan also entitles each director to elect to receive payment of directors' fees in the form of Growth Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable (the "Deferred Shares") are credited to the account of the director, and future dividends payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Growth Shares on the record date of the dividend payment. As of December 31, 1998, 1,940 Growth Shares and 6,436 Deferred Shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 1998, there are 4,124 shares and 50,000 shares available under the 1996 Directors' Plan and the 1998 Directors' Plan, respectively.

Share Incentive Plan

         The Company established the 1996 Share Incentive Plan (the "1996 Plan") prior to the Merger in August 1996. In June 1998, the shareholders approved the 1998 Share Incentive Plan (the "1998 Plan" and collectively with the 1996 Plan, the "Plans"). The Plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company's performance and to promote ownership of a greater proprietary interest in the Company. The Plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Initially, 883,033 Growth Shares and 839,000 Growth Shares are reserved for issuance under the 1996 Plan and the 1998 Plan, respectively, except that shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the Plans, respectively. As of December 31, 1998, there are 76,764 shares and 716,500 shares available under the 1996 Plan and the 1998 Plan, respectively.

Growth Share Options

         The exercise price of Growth Share options granted under the Plans are equal to 100% of the fair market value of the Growth Shares on the date of grant. The options vest over three years. In the event of a change in control of the Company (as defined in the Plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after such event. At December 31, 1998, 709,304 options were outstanding under the Plans with exercise prices of $16.88 to $19.00. The weighted average remaining contractual life for these outstanding options was
8.7 years at December 31, 1998. The following table summarizes the activity relating to options issued under the Plans for the years ended December 31, 1998, 1997 and 1996:


Employee Share Incentive Plans


                                                         Number of        Weighted Average
                                                           Shares          Exercise Price
                                                      ---------------   -------------------


Options outstanding at December 31, 1996                           -                 $0.00

Granted                                                      677,470                 16.99
Exercised                                                          -                     -
Expired/Forfeited                                                  -                     -
                                                      ---------------   -------------------

Options outstanding at December 31, 1997                     677,470                 16.99
                                                      ---------------   -------------------

Granted                                                      122,500                 18.43
Exercised                                                    (16,666)                16.88
Expired/Forfeited                                            (74,000)                16.99
                                                      ---------------   -------------------

Options outstanding at December 31, 1998                     709,304                $17.24
                                                      ===============   ===================

Options exercisable at:
     December 31, 1996                                             -                 $0.00
     December 31, 1997                                             -                     -
     December 31, 1998                                       135,157                 17.00


Growth Share Appreciation Rights

         On November 11, 1997, 3,000 Growth Share appreciation rights ("SARs") were awarded to certain employees under the 1996 Plan. The exercise price of the SARs was equal to 100% of the fair market value of the Growth Shares ($19 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from date of grant. In the event of a change in control of the Company (as defined in the 1996 and 1998 Plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 1998, 1,000 SARs had vested. For the years ended December 31, 1998 and 1997, $0 and $154, respectively, was recorded as compensation expense for the SARs.

Deferred Shares

         During 1997, the Company granted 103,799 deferred share awards with a total fair value of $2.0 million. During 1998, the Company granted 96,000 deferred share awards with a total fair value of $1.6 million. The deferred shares vest over three to ten years, as outlined in the individual award agreements. The deferred share awards also provide for accelerations of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 1998, 23,308 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period. For the year ended December 31, 1998 and 1997, the Company recognized compensation expense of $612,000 and $177,000, respectively, relating to the deferred shares.

Compensation Expense

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees," in accounting for these plans. Accordingly, no compensation expense has been recognized for the options issued under either plan during 1998, 1997 or 1996. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair market value at date of grant for awards under those plans. Accordingly, the Company estimated the grant-date fair value of each option awarded in 1998, 1997 and 1996 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 7.9% for 1998 and 7.5% for 1997 and 1996, expected volatility of 24% for 1998 and 10% for 1997 and 1996, risk-free interest rate of 6% and expected lives of 7.5 years. Had 1998 compensation expense been determined including the weighted-average estimate of the fair value of each option granted of $2.18, the Company's net income allocable to Growth Shares would be reduced to a pro forma amount of $24.4 million. Pro forma basic and diluted earnings per Growth Share would be $1.60 and $1.58, respectively, in 1998. Had 1997 compensation expense been determined including the weighted-average estimate of the fair value of each option granted of $0.65, the Company's net income allocable to Growth Shares would be reduced to a pro forma amount of $16.3 million. Pro forma basic and diluted earnings per Growth Share would be $1.47 and $1.46, respectively, in 1997. For the period ended December 31, 1996, the Company estimated the fair value at the date of grant of each option award. However, on a pro forma basis, net income allocable to Growth Shares and earnings per Growth Share would have remained unchanged for 1996. These pro forma disclosures are not representative of the effects on reported net income and earnings per share for future years since the options granted were the first options granted by the Company since its shares began trading on August 30, 1996, the options primarily vest over three years and additional awards may be made in future years.

NOTE 18 - MUNIMAE COMPENSATION TRUST

         In December of 1998, the Company established a $2.25 million newly formed grantor trust, Municipal Mortgage and Equity, L.L.C. Employee Compensation Trust. MuniMae Compensation Trust was established to pre-fund future share related obligations of the Company's employee and director share plans. MuniMae Compensation Trust supports existing, previously approved share plans and does not change those plans or the amount of shares expected to be issued under those plans.

         For financial reporting purposes, MuniMae Compensation Trust is consolidated with the Company. The Growth Shares held by MuniMae Compensation Trust are included in the Treasury Shares of the Company in the Company's Consolidated Balance Sheet. All dividends between the Company and MuniMae Compensation Trust are eliminated. In December 1998, the MuniMae Compensation Trust purchased 95,900 Growth Shares at an average price of $17.37. Also in December 1998, 1,368 Growth Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans (see
Note 17).

NOTE 19 - DIVIDEND REINVESTMENT PLAN

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

NOTE 20 - SUBSEQUENT EVENTS

1998 Preferred Share Tender Offer

         On November 19, 1998, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1998 book value reduced for distributions paid to holders of the preferred shares on November 2, 1998 ("Adjusted Book Value"). The offer to purchase was made as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "Sierra Offer"). The Sierra Offer was for 4.5% of the outstanding shares of the Series I Preferred Shares at a price which was 60% of the September 30, 1998 Adjusted Book Value. The Company recognized there might be preferred shareholders who desire liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1998 Adjusted Book Value of each class so that preferred shareholders who wish to liquidate would be able to do so at higher prices. The offer, proration period and the withdrawal rights expired at 12:00 noon, Eastern Standard time, on December 18, 1998. As a result, on January 1, 1999, 657 Series I and 124 Series II Preferred Shares which had been tendered were purchased at the per share price of $597.46 and $746.83, respectively, and 527 Series I and 371 Series II Preferred CD Shares which had been tendered were purchased at the per share price of $455.02 and $544.02, respectively.

Purchase of Olde English RITES(sm)

         In December 1998, the Company structured a transaction whereby Merrill Lynch purchased a $7.3 million Series A mortgage revenue bond collateralized by Olde English Manor Apartments located in Wichita, Kansas. In conjunction with this transaction, the Company purchased an interest in a trust holding the Olde English Series B Bond (see Note 3). The Series A bond has a stated annual interest rate of 7.36% and matures in November 2033. Merrill Lynch placed the bond into a trust and P-FLOATs(sm) and RITES(sm) were sold from the trust. In January 1999, the Company purchased $7.2 million (par-value) of Olde English P-FLOATs(sm) at par and $76,000 (par-value) of Olde English RITES(sm) for $98,000. The investment in Olde English P-FLOATs(sm) is a temporary investment and may be sold in the future in order to generate securitization capital.

Purchase of Cinnamon Ridge B Bond

         In January 1999, the Company purchased, for $1.4 million, a $2.0 million subordinate tax-exempt mortgage revenue bond collateralized by Cinnamon Ridge Apartments in Eagan, Minnesota. The purchase price of $1.4 million included an origination fee of $0.2 million paid to the broker who structured the transaction. The bond bears interest at an annual rate of 5.0%. Principal amortization on the bond began in January 1999 and continues through maturity in January 2015. The bond can be prepaid at any time at par.

Swap Termination (unaudited)

         In February 1999, the Company terminated an interest rate swap contract with a notional amount of $58.0 million at a cost of $1.2 million. This swap contract was terminated as a result of an anticipated transaction whereby the Company is working with Merrill Lynch to convert a portion of its investment in the P-FLOATs(sm) program into a longer-term securitization facility.

NOTE 21 - QUARTERLY RESULTS (Unaudited):


QUARTERLY RESULTS (unaudited)
(in thousands, except per share data)

                                                            1st Quarter       2nd Quarter    3rd Quarter    4th Quarter
                                                          ---------------  ---------------  -------------  ------------

Year ended December 31, 1998:
Total income                                                      $7,333          $7,681          $8,338      $12,106
Net income                                                         6,173           6,353           7,324        7,557

Net income per share:
Preferred shares:
  Series I                                                         13.96           13.63           14.66        25.55
  Series II                                                        19.78           15.18           15.79        13.99

Preferred capital distribution shares:
  Series I                                                         11.55           11.50           11.66        21.52
  Series II                                                        16.46           11.33           11.47         9.71

Growth shares:
  Basic                                                             0.41            0.40            0.41         0.40
  Diluted                                                           0.41            0.39            0.41         0.39

Growth share Market Price Data*:
High                                                              21 3/4          22 1/8          21 7/8       19 1/4
Low                                                               19 5/8          20 5/8          18 3/8       16 1/4

Year ended December 31, 1997:
Total income                                                       5,344           5,326           5,679        8,990
Net income                                                         4,532           4,587           4,789        4,889

Net income per share:
Preferred shares:
  Series I                                                         13.55           14.00           14.44         1.08
  Series II                                                        16.05           15.90           16.01        16.88

Preferred capital distribution shares:
  Series I                                                         11.18           11.18           11.63        (1.40)
  Series II                                                        12.61           11.61           12.34        13.14

Growth shares:
  Basic                                                             0.36            0.36            0.38         0.42
  Diluted                                                           0.36            0.36            0.37         0.39

Growth share Market Price Data*:
High                                                              17 7/8          17 3/8          19 7/8       20 7/8
Low                                                               15 1/2          16 1/4              17           19




*The Company's Growth Shares traded on the American Stock Exchange
(the "AMEX") under the symbol "MMA"  from August 1, 1996 through
June 24, 1998. Beginning on June 25, 1998, the Company's Growth Shares began trading on the New York Stock Exchange (the "NYSE") also under the symbol "MMA." Set forth above are the high and low sale prices for the Growth Shares for each calendar quarter as reported by the AMEX and the NYSE. Amounts shown represent actual sales transactions as reported by the AMEX and NYSE.


                                                      INDEX TO EXHIBITS

Exhibit
Number                                       Document

 3.1 Amended and Restated Certificate of Formation and Operating Agreement of the Company

 3.2    Amended By-laws of the Company

 11     Computation of Earnings Per Share

 21     Subsidiaries of the Registrant

 23     Consent of PricewaterhouseCoopers LLP

 27     Financial Data Schedule

                               EXHIBIT NO. 11
                      COMPUTATION OF EARNINGS PER SHARE


         A dual presentation of basic and diluted EPS is presented for Growth Shares. Basic EPS is calculated by dividing net income allocable to Growth Shares by the weighted average number of Growth Shares outstanding. In addition to Growth Shares that are issued and outstanding, the weighted average shares outstanding includes the Deferred Shares payable under the Directors' Plan (see
Note 16 to the Company's consolidated financial statements included herein) and the vested portion of restricted shares granted to officers (see Note 16 to the Company's consolidated financial statements included herein).

         The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the restricted shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Growth Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred CD Shares, as well as the Term Growth Shares, that would have been allocated to Growth Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for 1998, 1997 and 1996:



                                  For the year ended December 31, 1998   For the year ended December 31, 1997
                                  ------------------------------------   ------------------------------------
                                    Income     Shares      Per Share       Income     Shares        Per Share
                                  (Numerator)(Denominator)  Amount       (Numerator)(Denominator)    Amount
                                  ---------- ------------  ---------    ----------- ------------    ---------


(in thousands,except share and per share data)

Basic EPS

Income allocable to growth
shares                            $ 24,728     15,233,380    $ 1.62      $ 16,739    11,094,881        $ 1.51
                                                           =========                                 ========

Effect of Dilutive Securities

Options and deferred shares              -        189,975                       -        59,611

Convertible preferred shares
  (including term growth shares)       719        514,894                   2,058     1,383,025
                                ----------     ----------             -----------   -----------

Diluted EPS

Income allocable to growth shares
   plus assumed conversions       $ 25,447     15,938,249    $ 1.60      $ 18,797    12,537,517        $ 1.50
                               ===========    ===========  =========  ===========   ===========     =========


                              For the five months ended December 31, 1996
                              -------------------------------------------
                                  Income         Shares    Per Share
                                (Numerator)  (Denominator)  Amount
                                ---------    ------------- ---------
Basic EPS

Income allocable to growth shares $  6,275     11,122,705    $ 0.56
                                                             ======
Effect of Dilutive Securities

Options and deferred shares              -            343

Convertible preferred shares
  (including term growth shares)         -              -
                                 ---------    -----------

Diluted EPS

Income allocable to growth shares $  6,275     11,123,048   $  0.56
   plus assumed conversions      =========    ===========   =======



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

                                                         EXHIBIT 21
                                               SUBSIDIARIES OF THE REGISTRANT



Name of Subsidiary                                Jurisdiction of Incorporation

SCA Tax Exempt Trust                                         Maryland
MMACap, LLC                                                  Delaware
Municipal Mortgage Servicing, LLC                            Maryland
Municipal Mortgage Investments, LLC                          Maryland
Municipal Mortgage and Equity, L.L.C. Employee
   Compensation Trust                                        Delaware
MMA Servicing, LLC                                           Maryland

                                        EXHIBIT 23
                           CONSENT OF PRICEWATERHOUSECOOPERS LLP


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-17427), Form S-3/A (No. 333-20945), Form S-3
(No. 333-34925), Form S-3/A (No. 333-56049) and Form S-8 (No. 333-65461) of
Municipal Mortgage and Equity, L.L.C. of our report dated February 4, 1999 appearing in Item 14(a)(1) of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 23, 1999