Form 10-Q
period 1999-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1999-05-14
CIK 1003201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    Securities Exchange Act of 1934

              For the quarterly period ended: March 31, 1999
                    Commission file number:  001-11981


                     MUNICIPAL MORTGAGE & EQUITY, LLC
           (Exact Name of Registrant as Specified in Its Charter)

                             Delaware 52-1449733
        (State of Organization) (I.R.S. Employer Identification No.)

       218 North Charles Street, Suite 500, Baltimore, Maryland 21201
             (Address of Principal Executive Offices)(Zip Code)

      Registrant's Telephone Number, Including Area Code:(410) 962-8044

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.           Yes  X    No

The Company had 16,803,662 Common Shares outstanding as of May 12, 1999, the latest practicable date.

                          MUNICIPAL MORTGAGE & EQUITY, LLC
                                 INDEX TO FORM 10-Q



Part I            FINANCIAL INFORMATION

Item 1.           Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Part II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Part I.     FINANCIAL STATEMENTS

Item 1.     Financial Statements

                       MUNICIPAL MORTGAGE & EQUITY, LLC
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share data) (unaudited)

                                                                                    March 31,            December 31,
                                                                                       1999                  1998
                                                                                ---------------       ---------------

ASSETS

Cash and cash equivalents                                                             $  38,869             $  23,164
Interest receivable                                                                       2,407                 2,859
Investment in mortgage revenue bonds, net                                               222,308               201,858
Investment in mortgage revenue bonds pledged, net                                       145,361                96,566
Investment in other bond related investments, net                                         6,336                11,669
Investment in parity working capital loans, demand
    notes and other loans, net                                                            5,195                17,246
Other assets                                                                              1,163                   682
Restricted assets                                                                         4,672                 5,367
                                                                                ---------------       ---------------
Total assets                                                                          $ 426,311             $ 359,411
                                                                                ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                 $   1,833             $   2,484
Unearned revenue                                                                            916                   721
Guaranty liability                                                                        1,656                   754
Long-term debt                                                                           67,000                     -
                                                                                ---------------       ---------------
Total liabilities                                                                        71,405                 3,959
                                                                                ---------------       ---------------

Commitments and contingencies                                                                 -                     -

Shareholders' equity:
Preferred shares:
    Series I (14,933 and 15,590 shares issued and outstanding, respectively)             10,297                10,985
    Series II (7,226 and 7,350 shares issued and outstanding, respectively)               5,929                 5,970
Preferred capital distribution shares:
    Series I (7,798 and 8,325 shares issued and outstanding, respectively)                3,883                 4,351
    Series II (3,164 and 3,535 shares issued and outstanding, respectively)               1,774                 1,958
Term growth shares (2,000 shares issued and outstanding)                                    128                   105
Common shares (16,945,774 shares, including 16,938,446 issued and 7,328 deferred shares at March 31, 1999 and
    16,944,882 shares, including 16,938,446 issued and 6,436
    deferred shares at December 31, 1998)                                               311,293               310,109
Less growth shares held in treasury at cost (142,447 shares
    and 153,832, respectively)                                                           (2,391)               (2,555)
Less unearned compensation  - deferred shares                                          (2,739)               (2,892)
Accumulated other comprehensive income                                                   26,732                27,421
                                                                                ---------------       ---------------
Total shareholders' equity                                                              354,906               355,452
                                                                                ---------------       ---------------

Total liabilities and shareholders' equity                                            $ 426,311             $ 359,411
                                                                                ===============       ===============

The accompanying notes are an integral part of these financial statements.


                         MUNICIPAL MORTGAGE & EQUITY, LLC
                         CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share and per share data)
                                    (unaudited)

                                                                                 For the three months ended
                                                                                           March 31,
                                                                                 ------------------------------
                                                                                      1999            1998
                                                                                 --------------  --------------

INCOME:
Interest on mortgage revenue bonds and other bond related investments              $      7,314   $       5,292
Interest on parity working capital loans, demand notes and other loans                      648           1,080
Interest on short-term investments                                                          243             372
Net gain on sales                                                                         1,463             321
Other income                                                                                416             268
                                                                                 --------------  --------------
Total income                                                                             10,084           7,333
                                                                                 --------------  --------------
EXPENSES:
Operating expenses                                                                        1,092           1,160
Interest expense                                                                             46               -
                                                                                 --------------  --------------
Total expenses                                                                            1,138           1,160
                                                                                 --------------  --------------

Net income                                                                         $      8,946   $       6,173
                                                                                 ==============  ==============


Net income allocated to:
      Preferred shares:
         Series I ($23.78 and $13.96 per share, respectively)                      $        355   $         218
                                                                                 ==============  ==============
         Series II ($25.51 and $19.78 per share, respectively)                     $        184   $         146
                                                                                 ==============  ==============
      Preferred capital distribution shares:
         Series I ($20.54 and $11.55 per share, respectively)                      $        160   $          96
                                                                                 ==============  ==============
         Series II ($19.74 and $16.46 per share, respectively)                     $         63   $          58
                                                                                 ==============  ==============
      Term growth shares                                                           $        128   $         125
                                                                                 ==============  ==============
      Common shares                                                                $      8,056   $       5,530
                                                                                 ==============  ==============

Net income per common share
      Basic                                                                        $       0.48    $       0.41
                                                                                 ==============  ==============
      Diluted                                                                      $       0.47    $       0.41
                                                                                 ==============  ==============

Weighted average common shares outstanding
      Basic                                                                          16,809,142      13,336,903
                                                                                 ==============  ==============
      Diluted                                                                        17,031,327      14,098,161
                                                                                 ==============  ==============

The accompanying notes are an integral part of these financial statements.


                         MUNICIPAL MORTGAGE & EQUITY, LLC
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (In thousands)
                                       (unaudited)


                                                                                    For the three months ended
                                                                                             March 31,
                                                                                  -------------------------------
                                                                                       1999             1998
                                                                                  --------------   --------------

Net income                                                                               $ 8,946          $ 6,173
                                                                                 ---------------   --------------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                           (1,476)             604
    Reclassification adjustment for (gains) losses included in net income                    787             (268)
                                                                                  --------------   --------------
Other comprehensive income (loss)                                                           (689)             336
                                                                                  --------------   --------------

Comprehensive income                                                                     $ 8,257          $ 6,509
                                                                                  ==============   ==============


The accompanying notes are an integral part of these financial statements.


                                          MUNICIPAL MORTGAGE & EQUITY, LLC
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                      (unaudited)

                                                                                         For the three months ended
                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                          1999                1998
                                                                                    ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  8,946            $  6,173
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
    Decrease in valuation allowance on loans                                                    (462)                  -
    Net gain on sales                                                                         (1,463)               (321)
    Net amortization of premiums and discounts on investments                                     79                  11
    Depreciation                                                                                  13                   5
    Deferred share compensation expense                                                          153                  66
    Deferred shares issued under the Non-Employee Directors' Share Plans                          15                  15
    Director fees paid by reissuance of treasury shares                                            6                   7
    (Increase) decrease in interest receivable                                                   452                 (60)
    (Increase) decrease in other assets                                                         (454)                182
    Increase (decrease) in accounts payable and accrued expenses                                (651)                174
    Increase in unearned revenue, net                                                            195                 178
                                                                                    ----------------   -----------------
Net cash provided by operating activities                                                      6,829               6,430
                                                                                    ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments
    and origination of other loans                                                           (22,833)            (49,122)
Purchases of furniture and equipment                                                             (41)                (15)
Net reduction (investment) in restricted assets                                                  695                (981)
Net proceeds from sale of  investments                                                        39,857               4,544
Principal payments received                                                                      175                  96
                                                                                    ----------------   -----------------
Net cash provede by (used in) investing activities                                            17,853             (45,478)
                                                                                    ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares                                                                          -              62,714
Retirement of preferred shares                                                                  (927)             (1,044)
Proceeds from stock options exercised                                                              -                   7
Purchase of treasury shares                                                                     (289)                  -
Distributions                                                                                 (7,761)             (4,686)
                                                                                    ----------------   -----------------
Net cash provided by (used in) financing activities                                           (8,977)             56,991
                                                                                    ----------------   -----------------
Net increase in cash and cash equivalents                                                     15,705              17,943

Cash and cash equivalents at beginning of period                                              23,164               7,370
                                                                                    ----------------   -----------------
Cash and cash equivalents at end of period                                                  $ 38,869            $ 25,313
                                                                                    ================   =================

DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATs to Term Securitization Facility (see Note 2)                                $ 67,000            $      -
                                                                                    ================   =================

The accompanying notes are an integral part of these financial statements.


                           MUNICIPAL MORTGAGE & EQUITY, LLC
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE PERIOD JANUARY 1, 1999 THROUGH MARCH 31, 1999
                           (In thousands, except share data)
                                      (unaudited)



                                                        Preferred Capital                                         Accumulated
                                   Preferred Shares   Distribution Shares                                           Other
                                   ----------------   ------------------- Term Growth Common Treasury   Unearned  Comprehensive
                                   Series I Series II Series I  Series II   Shares    Shares  Shares  Compensation  Income    Total
                                   -------- --------- --------  --------- ----------- ------- -------- ------------ ------ --------
Balance, January 1, 1999           $ 10,985   $ 5,970  $ 4,351    $ 1,958   $  105   $310,109 $ (2,555) $ (2,892) $ 27,421 $355,452
    Net income                          355       184      160         63      128      8,056        -         -         -    8,946
    Unrealized losses on investments,
        net of reclassifications          -         -        -          -        -          -        -         -      (689)    (689)
    Distributions                      (580)     (124)    (353)       (42)    (105)    (6,557)       -         -         -   (7,761)
    Purchase of treasury shares           -         -        -          -        -          -     (289)        -         -     (289)
    Reissuance of treasury shares         -         -        -          -        -       (447)     453         -         -        6
    Deferred shares issued under the
       Non-Employee Directors' Share
       Plans                              -         -        -          -        -         15        -         -         -       15
    Retirement of preferred shares     (463)     (101)    (275)      (205)       -        117        -         -         -     (927)
    Amortization of deferred
       compensation                       -         -        -          -        -          -        -       153         -      153
                                   -------- --------- --------  --------- ----------- ------- -------- ---------- -------- --------
Balance, March 31, 1999            $ 10,297   $ 5,929  $ 3,883    $ 1,774   $  128   $311,293 $ (2,391) $ (2,739) $ 26,732 $354,906
                                   ======== ========= ========  ========= =========== ======= ======== ========== ======== ========

 SHARE ACTIVITY:
Balance, January 1, 1999             15,590     7,350    8,325      3,535    2,000 16,791,050  153,832
    Purchase of treasury shares           -         -        -          -        -    (15,000)  15,000
    Reissuance of treasury shares         -         -        -          -        -     26,385  (26,385)
    Retirement of preferred shares     (657)     (124)    (527)      (371)       -          -        -
    Deferred shares issued under the
       Non-Employee Directors' Share
       Plans                              -         -        -          -        -        892        -
                                   -------- --------- --------  --------- -------- ---------- --------
Balance, March 31, 1999              14,933     7,226    7,798      3,164    2,000 16,803,327  142,447
                                   ======== ========= ========  ========= ======== ========== ========


The accompanying notes are an integral part of these financial statements.


               MUNICIPAL MORTGAGE & EQUITY, LLC
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         Municipal Mortgage & Equity, LLC (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. The Company, organized in July 1995 as a limited liability company under Delaware law, is the successor to the business of the SCA Tax Exempt Fund Limited Partnership (the "Partnership"), which was merged into the Company effective August 1, 1996 (the "Merger").

         In February 1999, MuniMae TEI Holdings, LLC ("TEI Holdings") was organized as a wholly owned subsidiary of the Company to invest in and otherwise deal in tax-exempt bonds and related tax-exempt investments. MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), a limited liability company wholly owned by TEI Holdings, was organized in February 1999 for the same purpose. Also in February 1999, MMA Credit Enhancement I, LLC ("MMACE I, LLC") was organized as a wholly owned subsidiary of TE Bond Sub to provide credit enhancement for and on behalf of securitizations by TE Bond Sub and to pledge all or any portion of its assets in connection with providing credit enhancement for such securitizations. The consolidated financial statements of the Company include the Company, the entities above, The SCA Tax Exempt Trust, MuniMae Servicing, MuniMae Investments, MMA Servicing and the MuniMae Compensation Trust. See Note 1 to the financial statements appearing in the Company's 1998 Annual Report on Form 10-K (the "Company's 1998 Form 10-K").

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 2 to the Company's 1998 Form 10-K. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NOTE 2 - TERM SECURITIZATION FACILITY

          In March 1999, the Company consummated a transaction with an affiliate of Merrill Lynch, Pierce, Fenner, & Smith Incorporated ("Merrill Lynch") to convert a portion of its investment in the P-FLOATs(sm) program into a longer term securitization facility. As a result, this facility enables the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts (defined in Note 4) and the swap agreements. In order to facilitate this transaction, the Company sold to Merrill Lynch its $0.7 million par-value RITES(sm) (defined in Note 4) investments in two P- FLOATs(sm) trusts containing the Gannon-Dade bond ($55.1 million) and the Whispering Palms bond ($12.7 million) for $1.0 million. The Company recognized a gain on the sale of these RITES(sm) of $0.1 million. Merrill Lynch then collapsed the Gannon-Dade and Whispering Palms P-FLOATs(sm) trusts and deposited the bonds ($67.8 million) into a new securitization trust (the "Term Securitization Facility").

         Two classes of  certificates  were sold out of the Term  Securitization
Facility: Class A and Class B trust certificates. The $67.0 million par-value Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. The $0.8 million par-value Class B certificates were purchased by TE Bond Sub. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 or November 15, commencing February 15, 2000, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility.

         In conjunction with this transaction, the Company purchased the outstanding P- FLOATs(sm) in the Cedar Run P-FLOATs(sm) trust. The Company then collapsed the Cedar Run P- FLOATs(sm) trust and became the holder of the Cedar Run bond. The Company contributed the Cedar Run bond, along with three other investments to TEI Holdings. TEI Holdings, in turn, contributed these assets to TE Bond Sub. TE Bond Sub then contributed these four investments having a total principal amount of $59.6 million (the "credit enhancement assets") to MMACE I, LLC. MMACE I, LLC provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, MMACE I, LLC pledged the credit enhancement assets to the Term Securitization Facility.

          This transaction was accounted for using the concepts outlined in Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("SFAS No. 125"). As a result of certain call provisions available to the B certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the Class A certificates were recorded as long-term debt and the Gannon-Dade and Whispering Palm bonds are included in investments in mortgage revenue bonds. In conjunction with the recording of the $67.0 million in long-term debt, the Company capitalized $500,000 in debt issue costs. These debt issue costs are being amortized over the life of the Term Securitization Facility, based on the amount of outstanding debt, using the effective interest method.

NOTE 3 -  INVESTMENTS IN MORTGAGE REVENUE BONDS AND MORTGAGE
REVENUE BONDS PLEDGED

         The Company invests in various mortgage revenue bonds, the proceeds of which are used to make nonrecourse mortgage loans on multifamily housing developments. The Company's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond are described in Note 3 to the Company's 1998 Form 10-K.

          The following table provides certain information with respect to the bonds held by the Company at March 31, 1999 and December 31, 1998.



                                                                             March 31, 1999               December 31, 1998
                                                             ------------------------------------ ----------------------------------
                                           Base              Face    Amortized Unrealized  Fair   Face   Amortized Unrealized  Fair
Investment in Mortgage            Year   Interest Maturity  Amount    Cost     Gain (Loss) Value  Amount    Cost   Gain (Loss) Value
Revenue Bonds                   Acquired   Rate    Date     (000s)   (000s)      (000s)    (000s) (000s)   (000s)     (000s)  (000s)
----------------------          --------  ------- --------- -------- --------- ----------- ------ ------ ---------- ---------- -----
                                                                                           C>
Participating Bonds (1):
    Alban Place       (2), (4)     1986   7.875  Oct. 2008   $10,065 $10,065   ($1,067)   $8,998  10,065 $10,065  ($1,067)   $8,998
    Creekside Village      (2)     1987   7.500  Nov. 2009    11,760   7,396         -     7,396  11,760   7,396        -     7,396
    Emerald Hills          (2)     1988   7.750  Apr. 2008     6,725   6,725     2,167     8,892   6,725   6,725    1,875     8,600
    Lakeview Garden        (2)     1987   7.750  Aug. 2007     9,003   4,919         -     4,919   9,003   4,919        -     4,919
    Newport-on-Seven       (2)     1986   8.125  Aug. 2008    10,125   7,898     2,291    10,189  10,125   7,898    2,227    10,125
    North Pointe       (2),(4)     1986   7.875  Aug. 2006    25,185  12,738     3,843    16,581  25,185  12,738    3,811    16,549
    Northridge Park        (2)     1987   7.500  June 2012     8,815   8,815      (951)    7,864   8,815   8,815     (943)    7,872
    Riverset           (2),(4)     1988   7.875  Nov. 1999    19,000  19,000        33    19,033  19,000  19,000      (70)   18,930
    Southfork Village  (2),(8)     1988   7.875  Jan. 2009    10,375  10,375     2,541    12,916  10,375  10,375    2,451    12,826
    Stone Mountain         (7)     1997   7.875  Oct. 2027    33,900  35,269      (861)   34,408  33,900  35,284      184    35,468
    Villa Hialeah          (2)     1987   7.875  Oct. 2009    10,250   8,004     1,220     9,224  10,250   8,004        -     8,004
    Mountain View
      (Willowgreen)        (2)     1986   8.000  Dec. 2010     9,275   6,770       756     7,526   9,275   6,770      756     7,526
    The Crossings                  1997   8.000  July 2007     6,959   6,867       534     7,401   6,975   6,883      518     7,401
    Palisades Park                 1998   7.125  Aug. 2028         -       -         -         -   9,728   9,541      187     9,728
                                                                     --------- ---------  ------         ---------- ------- --------

    Subtotal participating bonds                                     144,841    10,506   155,347         154,413    9,929   164,342
                                                                     --------- ---------  ------         ---------- ------- --------

Non-Participating Bonds:
    Riverset Phase II              1996   9.500  Oct. 2019       110     105        11       116     110     105       11       116
    Charter House                  1996   7.450  July 2026        30      30         1        31      30      30        1        31
    Hidden Valley                  1996   8.250  Jan. 2026     1,670   1,670       192     1,862   1,680   1,680      176     1,856
    Oakbrook                       1996   8.200  July 2026     3,150   3,180       112     3,292   3,165   3,195      113     3,308
    Torries Chase                  1996   8.150  Jan. 2026     2,040   2,040       143     2,183   2,050   2,050       84     2,134
    Gannon  Portfolio      (4)     1998  12.000  Dec. 2029     3,500   3,500        70     3,570   3,500   3,500       70     3,570
    Italian Gardens        (5)     1998   7.800  May  2030     8,000   7,985       215     8,200   8,000   7,985       95     8,080
    Coleman Senior         (5)     1998   8.000  May  2030     8,050   8,035       236     8,271   8,050   8,035      116     8,151
    Lake Piedmont      (4),(5)     1998   5.800  Apr. 2034    19,150  19,056       (98)   18,958  19,150  19,056      285    19,341
    Orangevale                     1998   7.000  Oct. 2013     2,511   2,510       (26)    2,484   2,543   2,543      (76)    2,467
    Western Hills          (5)     1998   7.750  Dec. 2029     3,040   3,040         -     3,040   3,040   3,040        -     3,040
    Oakmont/Towne Oaks             1998   7.200  Jan. 2034    11,285  11,263        22    11,285  11,287  11,265        -    11,265
    Briarwood                      1998   6.950  Apr. 2023    13,221  13,221         -    13,221  13,221  13,221        -    13,221
    Gannon - Dade          (9)     1999   7.125  Dec. 2029    55,050  55,325         -    55,325       -       -        -         -
    Gannon - Whispering    (9)     1999   7.125  Dec. 2029    12,750  12,814         -    12,814       -       -        -         -
    Gannon - Cedar Run     (4)     1999   7.125  Dec. 2025    13,200  13,239         -    13,239       -       -        -         -
    Wheeler Creek          (6)     1999   6.000  Jan. 2002        51      51         -        51       -       -        -         -
                                                                     ---------  --------  -------        ---------- ------- --------

    Subtotal non-participating bonds                                 157,064       878   157,942          75,705      875    76,580
                                                                     ---------  -------- --------        ---------- ------- --------

Participating Subordinate Bonds (1):
    Barkley Place          (3)     1995  16.000  Jan. 2030     3,480   2,445     1,947     4,392   3,480   2,445    3,055     5,500
    Gilman Meadows         (3)     1995   3.000  Jan. 2030     2,875   2,530     1,939     4,469   2,875   2,530    2,233     4,763
    Hamilton Chase         (3)     1995   3.000  Jan. 2030     6,250   4,140        55     4,195   6,250   4,140       91     4,231
    Mallard Cove I         (3)     1995   3.000  Jan. 2030     1,670     798       516     1,314   1,670     798      707     1,505
    Mallard Cove II        (3)     1995   3.000  Jan. 2030     3,750   2,429     1,076     3,505   3,750   2,429    1,446     3,875
    Meadows                (3)     1995  16.000  Jan. 2030     3,635   3,716        71     3,787   3,635   3,716       90     3,806
    Montclair         (3), (4)     1995   3.000  Jan. 2030     6,840   1,691     2,100     3,791   6,840   1,691    2,028     3,719
    Newport Village        (3)     1995   3.000  Jan. 2030     4,175   2,973       794     3,767   4,175   2,973    2,171     5,144
    Nicollet Ridge    (3), (4)     1995   3.000  Jan. 2030    12,415   6,075       945     7,020  12,415   6,075      973     7,048
    Steeplechase           (3)     1995  16.000  Jan. 2030     5,300   4,224        32     4,256   5,300   4,224        -     4,224
    Whispering Lake   (3), (4)     1995   3.000  Jan. 2030     8,500   4,779     3,747     8,526   8,500   4,779    4,376     9,155
    Riverset Phase II              1996  10.000  Oct. 2019     1,489       -     1,449     1,449   1,489       -    1,449     1,449
                                                                     ---------  -------   ------         ---------- ------- --------

    Subtotal participating subordinate bonds                          35,800    14,671    50,471          35,800   18,619    54,419
                                                                     ---------  -------   ------         ---------- ------- --------

Non-Participating Subordinate Bonds:
    Independence Ridge             1996  12.500  Dec. 2015     1,045   1,045       178     1,223   1,045   1,045      230     1,275
    Locarno                        1996  12.500  Dec. 2015       675     675       108       783     675     675      108       783
    Cinnamon Ridge                 1999    5.00  Jan. 2015     1,899   1,285         -     1,285       -       -        -         -
    Olde English                   1998  10.000  Nov. 2033     1,030   1,025      (407)      618       -   1,025        -     1,025
                                                                     ---------  -------   -------        ---------- ------- --------

    Subtotal non-participating subordinate bonds                       4,030      (121)    3,909           2,745      338     3,083
                                                                     ---------  -------   ------         ---------- ------- --------


Total investment in mortgage revenue bonds                          $341,735   $25,934  $367,669        $268,663  $29,761  $298,424
                                                                    ========== ======== =========       =========  ======== ========

    (1) These bonds also contain additional interest features contigent on available cash flow.
    (2) One of the original 22 bonds.
    (3) Series B Bonds derived from original 22 bonds.
    (4) These assets were pledged as collateral as of March 31, 1999.
    (5) The interest rate represents the rate during the construction or rehabilitation period which is anticipated to be sixteen months for Italian
    Gardens and Coleman Senior and one year for Lake Piedmont and Western Hills.
    The permanent interest rate will be 7.25% for Italian Gardens and Coleman
    Senior,  7.725% for Lake Piedmont and 7.0% for Western Hills.
    (6) The interest rate for the first 24 months of construction is 6% and thereafter the rate resets monthly based on 90% of the 30 day treasury bill.
    (7) The underlying bond is held in a trust; the Company pledged the Principal and Interest custodial receipt related to the underlying bond as collateral as of March 31, 1999. The Company owns all of the custodial receipts related to the underlying bond.
    (8) The bond was traunched and 87% of the principal and base interest of the bond was pledged as collateral as of March 31, 1999. The Company owns all of the custodial receipts related to the underlying bond.
    (9) The underlying bonds are held in the trust; the Company owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds. See Note 2.



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

         In March 1999, the Company sold the $9.7 mortgage revenue bond collateralized by the Palisades Park apartment community located in Universal City, Texas through the Merrill Lynch P-FLOATs(sm) program. In April 1999, the Company purchased a $100,000 par-value Palisades Park RITES(sm) interest for $129,100. The Company recognized a gain of $0.2 million on this transaction.

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P- FLOATs(sm) trusts. Additionally, investments owned by MMACE I, LLC have been pledged as collateral for the Term Securitization Facility discussed in Note 2. At March 31, 1999 the total carrying amount of the mortgage revenue bonds pledged as collateral was $145.4 million.

NOTE 4 - OTHER BOND RELATED INVESTMENTS AND FINANCIAL RISK
MANAGEMENT

         The Company's other bond related investments are primarily investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at March 31, 1999 and December 31, 1998.

                                                                      March 31, 1999                       December 31, 1998
                                                          -------------------------------------  -----------------------------------
                                                            Face   Amortized Unrealized   Fair    Face  Amortized  Unrealized  Fair
                                                 Year      Amount   Cost     Gain (Loss)  Value  Amount   Cost     Gain (Loss) Value
Other Bond Related Investments:                Acquired    (000s)  (000s)     (000s)     (000s)  (000s)  (000s)      (000s)   (000s)
-------------------------------------------   ---------- -------- ---------- ----------- ------  ------ ---------  ---------- ------


RITES -Indian Lake                              1997      $ 3,300  $ 3,445      $  698  $ 4,143 $ 3,320 $3,470   $    336  $  3,806
Interest rate swap (6/30/97 - 1/03/06)      (1) 1997        6,500        -        (235)    (235)  6,500      -       (320)     (320)
RITES -Charter House                            1996           80      314          20      334      80    323         66       389
P-FLOATs - Charter House                    (2) 1996            -        -           -        -   7,440  7,440          -     7,440
RITES -Southgate                                1997          102      617         283      900     105    633        272       905
RITES -Southwood                                1997          440      283          92      375     440    279        548       827
RITES -Riverset Phase II                        1996           75      434          53      487      75    466         21       487
Interest rate swap
  (11/24/97 - 11/23/07)                (1), (3) 1997            -        -           -        -  58,000      -     (2,170)   (2,170)
Cinnamon Ridge Total Return Swap
  (12/11/97 - 12/31/99)                     (1) 1997       10,257        -         718      718  10,570      -        729       729
Cinnamon Ridge Interest Rate Swap
  (12/10/99 - 12/1/09)                      (1) 1997        7,000        -        (113)    (113)  7,000      -       (275)     (275)
RITES -Gannon                               (2) 1998            -        -           -        -     814  1,048        374     1,422
Interest rate swap (2/2/98 - 2/1/08)        (1) 1998       73,000        -        (252)    (252) 73,000      -     (1,470)   (1,470)
Interest rate swap (5/1/98 - 4/30/99)       (1) 1998        9,675        -          (8)      (8)  9,675      -        (25)      (25)
Interest rate swap (5/1/99 - 4/30/09)       (1) 1998        9,675        -        (150)    (150)  9,675      -       (325)     (325)
Interest rate swap  (8/28/98 - 8/20/08)     (1) 1998        7,500        -         (28)     (28)  7,500      -       (165)     (165)
Interest rate swap (8/20/98 - 8/5/99)       (1) 1998        6,185        -          14       14   6,185      -         15        15
RITES-Villas at Sonterra                        1998            5       35          72      107       5     35         72       107
RITES-Queen Anne IV                             1998           65       65         (65)       -      65     65         32        97
RITES-Oklahoma City pool                        1998          195      248        (248)       -     195    250        (55)      195
RITES-Olde English                              1999           76       97         (21)      76       -      -          -         -
Rillito Total Return Swap
   (3/26/99 - 4/30/99)                      (1) 1999        6,905        -           -        -       -      -          -         -
Club West Total Return Swap
   (3/29/99 - 9/28/00)                      (1) 1999        7,960        -        (119)    (119)      -      -          -         -
Willow Key Total Return Swap
   (3/29/99 - 8/19/01)                      (1) 1999       17,440        -          87       87       -      -          -         -
                                                                  -----------------------------         ----------------------------

Subtotal other bond related investments                            $ 5,538       $ 798  $ 6,336       $ 14,009   $ (2,340) $ 11,669
                                                                  ========== =========== ======       =========  ========= =========

(1) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(2) These assets were sold in March 1999. See Note 2.
(3) This swap agreement was terminated in February 1999. See Note 4.


         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the three months ended March 31, 1999, the Company purchased and/or sold interests in three bonds which it previously securitized.

         In December 1998, the Company structured a transaction whereby Merrill Lynch purchased a $7.3 million Series A mortgage revenue bond collateralized by Olde English Manor Apartments located in Wichita, Kansas. In conjunction with this transaction, the Company purchased an interest in a trust holding the Olde English Series B bond. The Series A bond has a stated annual interest rate of 7.36% and matures in November 2033. Merrill Lynch placed the bond into a trust and P-FLOATs(sm) and RITES(sm) were sold from the trust. In January 1999, the Company purchased $7.2 million (par-value) of Olde English P-FLOATs(sm) at par and $76,000 (par-value) of Olde English RITES(sm) for $98,000. The investment in Olde English P-FLOATs(sm) was sold in March 1999 to generate investment capital to obtain investment positions in additional deals. The Company recognized a gain of $32,000 on this transaction.

         As discussed in Note 2, the Company sold to Merrill Lynch its $0.7 million par-value RITES(sm) investments in two P-FLOATs(sm) trusts containing the Gannon Projects bond ($55.1 million) and the Whispering Palms bond ($12.7 million) for $1.0 million. The Company recognized a gain on the sale of these RITES(sm) of $0.1 million.

          In February 1999, the Company terminated an interest rate swap contract with a notional amount of $58.0 million at a cost of $1.2 million. This swap contract was terminated as a result of the consummation of the Term Securitization Facility; whereby the Company converted a portion of its investment in the P-FLOATs(sm) program which provided a short-term floating rate return into a longer term fixed interest rate securitization facility.

         In conjunction with the sale of the Rillito Village loan (see Note 5), on March 26, 1999, the Company entered into a total return swap with Merrill Lynch which replicates the total return on the Rillito Village taxable loan financed at a rate based on one month LIBOR (the London Interbank Offered Rate) rate plus 1.0%. The Rillito Village taxable loan is a $6.9 million loan collateralized by a 272-unit multifamily apartment complex located in Tucson, Arizona. The loan has a stated interest rate of 9.0% and was made as short term financing pending issuance, by the City of Tucson, of two tax-exempt mortgage revenue bonds. The total return swap was terminated on April 30, 1999 upon the issuance of the tax-exempt mortgage revenue bonds. During the term of the swap, the Company received net taxable income of $19,000 representing the difference between 9.0% and LIBOR plus 1.0% on the face amount of the Rillito Village loan.

         On March 30, 1999, the Company assumed two total return swaps effective January 1, 1999. The two total return swaps are both with Merrill Lynch and replicate the total return on the Club West and Willow Key bonds financed at a floating rate equal to the Bond Market Association Municipal Swap Index ("BMA") and BMA plus 0.6%, respectively. The Club West bond is a $8.0 million bond collateralized by a 194-unit to-be-built multifamily apartment community located north of Miami, Florida. During the term of the Club West swap, the Company will receive net taxable income of the difference between 5.88% and BMA on the face amount of the bond. The Willow Key bond is a $17.4 million bond collateralized by a 384-unit to-be-built multifamily apartment community located in Orlando, Florida. During the term of the Willow Key swap, the Company will receive net taxable income of the difference between 6.75% and BMA plus 0.6% on the face amount of the bond. In addition to the net taxable income received, both total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond. The Club West total return swap terminates on September 28, 2000. The Willow Key total return swap terminates on August 19, 2001. The Company received a fee of $240,000 for the assumption of the total return swaps. The assumption fee and the income on the swaps from the effective date of the assumption, January 1, 1999, through the assumption date, March 30, 1999, net of broker fees, were deferred and will be recognized into income over the estimated life of the investment.

         In conjunction with the assumption of the total return swaps discussed above, the Company also assumed two interest rate swaps effective January 1, 1999. The interest rate swaps were used to hedge the floating return on the total return swaps. Immediately following the assumption, the Company terminated the two interest rate swaps at a net cost of $16,500.

NOTE 5 - INVESTMENT IN PARITY WORKING CAPITAL LOANS, DEMAND

NOTES  AND OTHER LOANS

         In August 1998, the Company originated a $6.9 million taxable mortgage loan collateralized by a 272-unit multifamily apartment community known as Rillito Village located in Tucson, Arizona. The mortgage loan bears interest at a stated annual rate of 9.0%. The loan was made as short term financing pending issuance, by the City of Tucson, of two tax-exempt mortgage revenue bonds. In March 1999, the Company sold this loan to Merrill Lynch (see Note 4) for par.

         In March 1999, the remaining Demand Notes related to eight properties were amended and consolidated into a single note for each property (the "Consolidated Demand Notes" or the "Notes"). The Consolidated Demand Notes bear interest at 7.5% per annum until the first remarketing date on January 15, 2000. On the first remarketing date and each anniversary thereafter, the interest rate will be reset, by a remarketing agent selected by the respective borrowers, at an interest rate which would allow the Notes to be sold at par. The respective borrowers may decide to decline the interest rate set by the remarketing agent. If the respective borrowers decline to accept the interest rate, the Consolidated Demand Notes will be due and payable on the remarketing date. Interest on the Consolidated Demand Notes is due and payable monthly. Principal on the Notes is due at maturity on January 1, 2018.

         Immediately following the consolidation of the Demand Notes, the Company contributed the Consolidated Demand Notes to its wholly owned subsidiary, MuniMae Servicing. MuniMae Servicing then sold the Consolidated Demand Notes to Merrill Lynch. In order to facilitate the sale of the Consolidated Demand Notes, the Company provided a guaranty on behalf of the properties for the full and punctual payment of interest and principal due under the Consolidated Demand Notes. The Notes, which were sold at par, represented a principal amount of $8.8 million. As a result of the sale of these Notes, the Company recognized a net gain of approximately $2.2 million. The Company's gain on sale included $3.2 million in outstanding principal on the Notes that represented payment for previously unaccrued (and therefore unrecorded) interest. This gain on sale was reduced by $1.0 million for selling costs and the fair value of the guaranty provided by the Company. As part of the guaranty, the Company also placed $0.9 million in an account at Merrill Lynch as collateral. The Company's obligation under the guaranty is not limited to the cash in this account. The Company's obligation under the guaranty will expire when the Consolidated Demand Notes are paid in full. The Company does not believe it will have to perform under the guaranty.

NOTE 6 - SHAREHOLDERS' EQUITY

         On November 19, 1998, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1998 book value reduced for distributions paid to holders of the preferred shares on November 2, 1998 ("Adjusted Book Value"). The offer to purchase was made as a result of a tender offer made by an unaffiliated third party, Sierra Fund 3 (the "Sierra Offer"). The Sierra Offer was for 4.5% of the outstanding shares of the Series I Preferred Shares at a price which was 60% of the September 30, 1998 Adjusted Book Value. The Company recognized that there might be preferred shareholders who desired liquidity. Accordingly, the Company determined to offer 80% of the September 30, 1998 Adjusted Book Value of each class so that preferred shareholders who wish to liquidate would be able to do so at higher prices. The offer, proration period and the withdrawal rights expired at 12:00 noon, Eastern Standard time, on December 18, 1998. As a result, on January 1, 1999, 657 Series I and 124 Series II Preferred Shares which had been tendered were purchased at the per share price of $597.46 and $746.83, respectively, and 527 Series I and 371 Series II Preferred CD Shares which had been tendered were purchased at the per share price of $455.02 and $544.02, respectively.

NOTE 7 - EARNINGS PER SHARE

          The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for Common Shares for the three months ended March 31, 1999 and 1998:

                                    For the three months ended March 31, 1999           For the three months ended March 31, 1998
                                 (in thousands, except share and per share data)     (in thousands, except share and per share data)

                                   Income           Shares          Per Share         Income             Shares          Per Share
                                 (Numerator)     (Denominator)       Amount         (Numerator)       (Denominator)        Amount
                               ----------------  --------------   ------------   ---------------   ----------------  ---------------

Basic EPS

Income allocable to common shares      $ 8,056      16,809,142        $ 0.48           $ 5,530         13,336,903           $ 0.41
                                                                  ============                                       ===============

Effect of Dilutive Securities

Options and restricted shares                -         222,185                               -            218,553

Convertible preferred shares
  (including term growth shares)             -               -                             218            542,705
                               ---------------   -------------                   ---------------   ----------------
Dilutive EPS

Income allocable to common shares

   plus assumed conversions            $ 8,056      17,031,327        $ 0.47           $ 5,748         14,098,161           $ 0.41
                               ================  ==============   ============   ===============   ================  ===============


NOTE 8 - DISTRIBUTIONS

         On April 7, 1999, distributions for the three months ended March 31, 1999 were declared for shareholders of record on April 19, 1999 and paid on May 3, 1999. The per share distributions are shown in the following table:





                                                                                       Preferred Capital
                                               Common         Preferred Shares        Distribution Shares
                                                          ------------------------- ------------------------
                                               Shares      Series I     Series II    Series I    Series II
                                             ------------ ------------ ------------ -----------  -----------

Distributions to be paid on May 3, 1999
to holders of record on April 19, 1999:
    For the three months ended
    March 31, 1999 (1)                          $ 0.3950      $ 29.98      $ 42.19     $ 30.51      $ 54.49


(1) The distributions for the Series I and Series II Preferred and Preferred Capital Distribution Shares
    include a special distribution as follows: Preferred Series I, $16.24; Preferred Series II, $25.59;
    Preferred Capital Distribution Series I, $19.96 and Preferred Capital Distribution Series II, $41.89.
    The special distribution for Series I and Series II represents their proportionate share of the Company's net proceeds from the sale of eight Consolidated Demand Notes in March 1999. (Note 5)


NOTE 9  - SUBSEQUENT EVENTS

Preferred Shareholders' Equity in a Subsidiary

         On May 6, 1999, the Company and TE Bond Sub entered into a purchase agreement, with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Legg Mason wood Walker, Incorporated (together, the "Initial Purchasers") pursuant to which the Initial Purchasers agreed to purchase, and the Company and TE Bond Sub agreed to sell, 42 shares of TE Bond Sub's 6 7/8% Series A Cumulative Preferred Shares (the "Series A Preferred Shares"). The purchase agreement is subject to the customary conditions to closing and settlement of the Series A Preferred Shares is expected to occur on or about
May 27, 1999. The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. Cash distributions on the Series A Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with the Preferred Share offering, the Company and TEI Holdings will contribute certain assets to TE Bond Sub. In contemplation of this transaction, on March 24, 1999, the Company contributed all of its interest in MuniMae Investments to TEI Holdings, who, in turn, contributed its investment in MuniMae Investments to TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub, which are expected to aggregate approximately $315 million in fair value at the time of contribution. Any income from TE Bond Sub after payment of the cumulative distributions of the Series A Preferred Shares is available for distribution to the Common Shares of the Company.

New Acquisitions

         In April 1999, the Company originated a $19.9 million taxable mortgage loan collateralized by a 656-unit multifamily apartment community known as Honey Creek located in Dallas, Texas. This short term financing was made pending the issuance of a tax-exempt mortgage revenue bond. The loan has an interest rate of 8.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

         Municipal Mortgage & Equity, LLC (the "Company") is in the business of originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the "Merger"), is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership").

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual cash available for distributions ("CAD") to Common Shares. This payout ratio approximated 85.6% and 95.9% of CAD for the three months ended March 31, 1999 and 1998, respectively.

         Certain of the bonds held by the Company are participating bonds that provide for payment of contingent interest in addition to base interest at a fixed rate. Additionally, the mortgage loans underlying all of the bonds and certain bond related investments held by the Company are nonrecourse. As a result of these two factors, all debt service on the bonds, and therefore, cash flow available for distribution to all shareholders, is dependent upon the performance of the underlying properties.

Results of Operations

Quarterly Results Analysis

         Total income for the three months ended March 31, 1999 increased by approximately $2.8 million over the same period last year due primarily to an increase in interest income on investments of approximately $1.6 million and an increase in gain on sale of investments of $1.1 million.

         Operating expenses for the three months ended March 31, 1999 decreased by approximately $68,000 from the same period last year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees offset by valuation recovery allowances of $0.4 million.

         The Company incurred interest expense of $46,000 for the three months ended March 31, 999 as a result of the Term Securitization Facility in March 1999 (see Note 2). Interest expense is expected to be $830,000 per quarter subsequent to March 31, 1999.

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

Liquidity and Capital Resources

         The Company's primary objective is to maximize shareholder value through increases in CAD per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and Common Share or Preferred Share equity offerings, to finance its acquisitions.

         As discussed below, in March 1999, the Company converted a portion of its investment in the Merrill Lynch P-FLOATs(sm) program into a longer term securitization facility. Going forward, the Company intends to use a combination of this longer term securitization facility and the Merrill Lynch P-FLOATs(sm) securitization program. The P-FLOATs(sm) program allows the Company to securitize bonds relatively quickly and allows the Company to re-purchase bonds it has previously securtized. A longer term securitization facility allows the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and allows the Company to reduce its exposure to interest rate swaps. The combination of these two vehicles allows the Company the flexibility it needs to finance acquisitions.

         In the first quarter, the Company participated in $27.4 million of investment transactions. Of this amount, $2.0 million of these transactions were bond or loan originations retained by the Company. The remaining investment transactions involve the securitizations discussed below.

Preferred Share Equity Offering

         On May 6, 1999, the Company and TE Bond Sub entered into a purchase agreement, with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Legg Mason wood Walker, Incorporated (together, the "Initial Purchasers") pursuant to which the Initial Purchasers agreed to purchase, and the Company and TE Bond Sub agreed to sell, 42 shares of TE Bond Sub's 6 7/8% Series A Cumulative Preferred Shares (the "Series A Preferred Shares"). The purchase agreement is subject to the customary conditions to closing and settlement of the Series A Preferred Shares is expected to occur on or about
May 27, 1999.   The  Series A Preferred  Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. Cash distributions on the Series A Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions.
The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with the Preferred Share offering, the Company and TEI Holdings will contribute certain assets to TE Bond Sub. In contemplation of this transaction, on March 24, 1999, the Company contributed all of its interest in MuniMae Investments to TEI Holdings, who, in turn, contributed its investment in MuniMae Investments to TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub, which are expected to aggregate approximately $315 million in fair value at the time of contribution. Any income from TE Bond Sub after payment of the cumulative distributions of the Series A Preferred Shares is available for distribution to the Common Shares of the Company.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank, which has to date been Merrill Lynch, which, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust (the "senior interests" or the "P- FLOATS(sm)"), which have first priority on the cash flow from the bonds, are sold to accredited qualified third party investors. The Company purchases the residual interests (or the "RITES(sm)") in the trust and receives the proceeds from the sale of the senior interests less certain transaction costs. The Company may also purchase, for investment purposes, RITES(sm) in bonds that it did not own, in which case no proceeds are received. The RITES(sm) are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation on the P-FLOATS(sm). The company recognizes taxable capital gains (or losses) upon the sale of its bonds.

          Merrill Lynch provides liquidity to the trust and credit enhancement to the bonds which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one year terms and are renewable annually by Merrill Lynch. To the extent that Merril Lynch is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the RITES(sm) would decrease, which would negatively impact CAD. If the credit enhancer did not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the RITES(sm). If the Company is forced to liquidate its investment in the RITES(sm) and potentially, the related swaps, the Company would recognize gains or losses on the liquidation for net income, tax reporting and CAD, which may be significant depending on market conditions. As of March 31, 1999, $100.5 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement. The Company has already extended, in advance, the liquidity and credit enhancement of $67.8 million of senior interests through July 1, 1999. The Company continues to review alternatives which would reduce and diversify credit risks.

         Since the bonds securitized generally bear fixed rates of interest, the RITES(sm) in the trust created by the securitization may create interest rate risks. To reduce the Company's exposure to interest rate risks on RITES(sm) retained, the Company enters into interest rate swaps, which are contracts exchanging an obligation to receive a floating rate approximating the rate on the senior interests for an obligation to pay a fixed rate. Net swap payments received, if any, will be taxable income, even though the RITES(sm) investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains (or losses) upon the termination of an interest rate swap contract. The interest rate swaps are for limited time periods which generally approximate the term of the securitization trusts and are for notional amounts that generally approximate the outstanding senior interests in the trusts. Also, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire or are terminated, in which case the Company would be fully exposed to interest rate risk to the extent the swaps are terminated by the counterparty while the securitization trusts remain in existence. In addition, there is no guarantee that the securitization trusts will be in existence for the duration of the swaps, as these securitization trusts are collapsed if the credit enhancement or liquidity facilities are not renewed, as discussed above. If the securitization trusts are no longer in existence, the Company would recognize gains and losses from changes in market values of the swap instruments or from the termination of the swap agreements. Depending on market conditions, these gains and losses on the interest rate swaps could be significant.

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

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own, but in which it now holds a residual interest. During the first quarter of 1999, the Company purchased and/or sold interests in three bonds which it previously securitized.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet financing classified as long term debt and senior interests to its investments, which it considers to be off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests to its investments. Under this method, the Company's leverage ratio at March 31, 1999 was approximately 43%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Term Securitization Facility

          In March 1999, the Company consummated a transaction with Merrill Lynch to convert a portion of its investment in the P-FLOATs(sm) program into a longer term securitization facility. As a result, this transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and the swap agreements, (b) reduce the annual financing costs and (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments. In order to facilitate this transaction, the Company sold to
Merrill Lynch its $0.7 million par-value RITES(sm) investments in two P-FLOATs(sm) trusts containing the Gannon-Dade bond ($55.1 million) and the Whispering Palms bond ($12.7 million) for $1.0 million. The Company recognized a gain on the sale of these RITES(sm) of $0.1 million. Merrill Lynch then collapsed the Gannon - Dade and Whispering Palms P-FLOATs(sm) trusts and deposited the bonds ($67.8 million) into a new securitization trust (the "Term Securitization Facility").

         Two classes of  certificates  were sold out of the Term  Securitization
Facility: Class A and Class B trust certificates. The $67.0 million par-value Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. The $0.8 million par-value Class B certificates were purchased by TE Bond Sub. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 or November 15, commencing February 15, 2000, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility.

         In conjunction with this transaction, the Company purchased the outstanding P- FLOATs(sm) in the Cedar Run P-FLOATs(sm) trust. The Company then collapsed the Cedar Run P- FLOATs(sm) trust and became the holder of the Cedar Run bond. The Company contributed the Cedar Run bond, along with three other investments to TEI Holdings. TEI Holdings, in turn, contributed these assets to TE Bond Sub. TE Bond Sub then contributed these four investments having a total principal amount of $59.6 million (the "credit enhancement assets") to MMACE I, LLC. MMACE I, LLC provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, MMACE I, LLC pledged the credit enhancement assets to the Term Securitization Facility.

         This transaction was accounted for using the concepts outlined in Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". As a result of certain call provisions available to the B certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the Class A certificates were recorded as long-term debt and the Gannon Dade and Whispering Palm bonds are included in investments in mortgage revenue bonds. Prior to this transaction, these assets and liabilities had received sale treatment and therefore were off-balance sheet financing.

Cash Flow

         At March 31, 1999, the Company had cash and cash equivalents of approximately $38.9 million.

         Cash flow from operating activities was $6.8 million and $6.4 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash flow for 1999 versus 1998 is due primarily to an increase in income from new investments.

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

         For the three months ended March 31, 1999 and 1998, cash available for distribution to Common Shares was $7.8 million and $5.6 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended March 31, 1999 and 1998 were $6.7 million and $5.4 million, respectively. The Company's Common Share dividend for the three months ended March 31, 1999 of $0.395 represents a payout ratio of 85.6% of CAD. The Company's Common Share dividend for the three months ended March 31, 1998 of $0.375 represents a payout ratio of 95.9% of CAD.

         The Company expects to meet its cash needs in the short term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, securitization proceeds and equity offering proceeds raised in May 1999. The
Company's business plan includes making additional investments during the remainder of 1999 which will be funded through securitizations and the May 1999 Preferred Share equity offering discussed above. Cash not used as set forth above may be used to reduce the total amount of senior interests in the Company's securitized facilities.

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

          A portion of the Company's interest income is derived from private activity bonds which for income tax purposes, are considered tax preference items for purposes of alternative minimum tax ("AMT"). AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company's income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

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

         As disclosed in Note 10 - Related Party Transactions, to the Company's 1998 Form 10-K, the Company directly reimburses an affiliate for certain administrative services which include shared information systems. The file server hardware and software used by the affiliate and the Company have already been upgraded to Year 2000 compliant systems. All desktop hardware and operating systems owned by the Company have been inventoried and evaluated; the Company will upgrade or replace any non-compliant equipment by June 30, 1999. The accounting software shared by the Company and the affiliate already contains four-digit year data fields and should present no Year 2000 problems. Also, the payroll hardware and software shared by the Company and the affiliate has been converted to Year 2000 compliant systems.

         The Company is currently evaluating all external business relationships that could negatively impact its business if they failed to become Year 2000 compliant. Key business relationships have been identified and questionnaires will be forwarded to those businesses to request a written update of their progress towards becoming Year 2000 compliant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Since December 31, 1998 there has been no material change to the information included in Item 7A of the Company's Form 10-K.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders held on May 5, 1999, the shareholders voted on several proposals in addition to the election of the Company's directors. The shareholders voted to amend the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement") in order to change the name of the Company to "Municipal Mortgage & Equity, LLC". The votes cast on this proposal were as follows: 14,711,181 in favor; 67,442 opposed; and 116,617 abstaining. The shareholders also voted to amend the Company's Operating Agreement to change the name of the Company's Growth Shares to "Common Shares". The votes cast on this proposal were as follows: 14,671,703 in favor; 80,830 opposed; and 142,707 abstaining. The shareholders voted to re-elect Mr. Mark K. Joseph as a director of the Company. The votes cast on this proposal were as follows: 14,816,064 in favor and 79,176 abstaining. The shareholders also voted to re-elect Mr. Charles C. Baum as a director of the Company. The votes cast on this proposal were as follows:
14,816,124 in favor and 79,116 abstaining.

Item 5. Other Information

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

Securities Sale

On May 6, 1999, the Company and TE Bond Sub entered into a purchase agreement, with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Legg Mason wood Walker, Incorporated (together, the "Initial Purchasers") pursuant to which the Initial Purchasers agreed to purchase, and the Company and TE Bond Sub agreed to sell, 42 shares of TE Bond Sub's 6 7/8% Series A Cumulative Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares are to be offered and sold through the Initial Purchasers without being registered under the Securities Act to "qualified institutional buyers," pursuant to the exemption afforded by Rule 144A under the
Securities Act.   The purchase agreement is subject to the customary conditions to closing and settlement of the Series A Preferred Shares is expected to occur on or about May 27, 1999.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1 Amendment No. 1 to the Amended and Restated Certificate of Formation and Operating Agreement of the Company

                  3.2 By-laws of the Company (filed as Item 16 Exhibit 4.2 to the Company's Registration Statement on Form S-3/A
                           - Amendment #1, File No. 333- 56049, filed with the Commission on June 29, 1998 and incorporated by reference herein).

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By: /s/ Mark K. Joseph
       Mark K. Joseph
       Chairman of the Board, Chief Executive Officer (Principal Executive
         Officer), and Director

By: /s/ Gary Mentesana
       Gary Mentesana
       Chief Financial Officer (Principal Financial Officer and
         Principal Accounting Officer)

DATED: May 14, 1999

                                                 INDEX TO EXHIBITS



Exhibit
Number                                            Document

3.1 Amendment No. 1 to the Amended and Restated Certificate of Formation and Operating Agreement of the Company

27                      Financial Data Schedule

Exhibit 3.1


                                 AMENDMENT NO. 1
                                     TO THE
                              AMENDED AND RESTATED
                CERTIFICATE OF FORMATION AND OPERATING AGREEMENT
                                       OF
                      MUNICIPAL MORTGAGE AND EQUITY, L.L.C.
                     (a Delaware limited liability company)

         THIS AMENDMENT NO. 1 (this "Amendment") to the Amended and Restated Certificate of Formation and Operating Agreement of Municipal Mortgage and Equity, L.L.C., a Delaware limited liability company (the "Company"), which was entered into as of August 1, 1996 (together with this Amendment, the "Operating Agreement"), is entered into and shall be effective as of May 13, 1999, by and among those persons who have executed this Amendment or a counterpart hereof, or who become parties hereto pursuant to the terms of the Operating Agreement. All capitalized terms used but not defined herein have the meanings ascribed to such terms in the Operating Agreement.

         WHEREAS, the Board of Directors of the Company desire to change the name of the Company to Municipal Mortgage & Equity, LLC, by amending the Operating Agreement, and, pursuant to Section 14.4 of the Operating Agreement, the shareholders of the Company approved this proposed amendment at the annual meeting of the Company's shareholders held on May 5, 1999; and

         WHEREAS, the Board of Directors of the Company desire to change the name of the Company's Growth Shares to Common Shares by amending the Operating Agreement, and, pursuant to Section 14.4 of the Operating Agreement, the shareholders of the Company approved this proposed amendment at the annual meeting of the Company's shareholders held on May 5, 1999.

         NOW, THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Members agree as follows:

The bold italicized text below will replace the current name of the Company in the Operating Agreement as defined by Section 2.2.

         "2.2 Company Name. The name of the Company is "Municipal Mortgage & Equity, LLC". The business of the Company shall be conducted under such name or such other names as the Board of Directors or the Shareholders may from time to time determine on and pursuant to the terms of this Agreement."

The bold italicized text below will replace the current name of the Company's Growth Shares in the Operating Agreement as defined in Section 3.1(a)(i).




         "3.1     Classes of Shares

         (a) The Company shall have the authority to issue the following classes and series of Shares:

                  (i)      shares which are designated "Common Shares";"

As a result, all references to Growth Shares in the Operating Agreement will be changed to read "Common Shares."

         IN WITNESS WHEREOF, the parties hereto, being the sole current Members of the Company, have executed and delivered this Amendment to the Amended and Restated Certificate of Formation and Operating Agreement as of the day and year first-above written.



MME I CORPORATION, (a Delaware corporation)

By: /s/  MARK K. JOSEPH
Name: Mark K. Joseph,
Title: President


MME II CORPORATION, (a Delaware corporation)

By: /s/  MARK K. JOSEPH
Name: Mark K. Joseph,
Title: President

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

     1.2. "Act" means the Delaware Limited Liability Company Act, Del. Code Ann. ss.ss.18-101 et seq., as amended from time to time.

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

     2.8. Effectiveness of this Agreement. This Agreement shall govern the operations of the Company and the rights and restrictions applicable to the Shareholders, to the extent permitted by law. Pursuant to Section 18-101(7)(a)(2) of the Act, all Persons who become holders of Shares in the Company shall be bound by the provisions of this Agreement and shall be deemed to be parties hereto, whether or not such Persons execute a counterpart of this Agreement. The payment for any Shares acquired by any Person (which payment, in the case of the conversion of BACs into Shares pursuant to the Transaction, shall be deemed to be made by BAC Holders as such conversion occurs), or the action of becoming an assignee or Transferee of such Shares, shall be deemed to constitute a request that the records of the Company reflect such admission, assignment or Transfer, and shall be deemed to be sufficient acts to comply with the requirements of
     Section 18-101(7)(a)(2) of the Act and to so cause that Person to become a Shareholder and to bind that Person to the terms and conditions of this Agreement (and to entitle that Person to the rights of a Shareholder hereunder), without the requirement for execution of this Agreement by such Person.

                                    ARTICLE 3

          Classes of Shares; Admission of Shareholders; Capitalization

     3.1.     Classes of Shares.

     (a) The Company shall have the authority to issue the following classes and series of Shares:

     (i)      shares which are designated "Growth Shares";

     (ii)shares which are designated "Term Growth Shares," which shares shall be identical to Growth Shares in all respects except that (a) at such time as the last then-outstanding Preferred Share and Preferred Capital Distribution Share are fully redeemed by the Company, all of the Term Growth Shares shall be redeemed in full and shall be cancelled (and, in connection with such redemption and cancellation, the Company shall make no further distribution, whether of cash flow, return of capital, or otherwise, to the holders of Term Growth Shares; provided, however, that the Company shall distribute to the holders of Term Growth Shares, upon such redemption and cancellation, an amount equal in the aggregate to (1) $2,963 per each of the 1,000 Term Growth Shares (less any prior distributions of residual proceeds) issued on the Transaction Consummation Date to an affiliate of Merrill Lynch & Co. (the "Subordinated BAC Holder"), to the extent that, under the applicable terms of the SCATEF Partnership Agreement, residual Bond proceeds permit such distribution, and
     (2) the pro-rata operating cash distributions (that is, the operating cash distributions attributable on a pro-rata basis to the Term Growth Shares in the aggregate) generated through the date of such redemption and cancellation since the then most recent Dividend Payment Date), (b) each Term Growth Share shall give its holder a 0.001% interest in the cash distributions from the Company, on a pari passu basis (with respect to other Term Growth Shares), in each such case payable after required cash distributions are paid to the Preferred Shareholders and the Preferred Capital Distribution Shareholders under the terms of this Agreement, and cumulative to the extent not previously paid, (c) Term Growth Shares are transferrable only to (i) holders of Term Growth Shares and their Affiliates or (ii) other Persons approved by the Board of Directors, and
     (d) the Term Growth Shares have certain voting rights on certain matters which would affect their distribution or other rights, preferences or privileges, as and to the extent set forth in this Agreement;

     (iii)         shares which are designated "Series I Preferred Shares";

     (iv) shares which are designated "Series II Preferred Shares";

     (v) shares which are designated "Series I Preferred Capital Distribution Shares";

     (vi)shares which are designated "Series II Preferred Capital Distribution Shares"; and

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

     3.2.Original Shareholders and their Affiliates; Initial and Subsequent Capital Contributions.

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

     3.3.Admission of SCATEF BAC Holders and Other Persons as Shareholders of the Company.

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

     3.4.Additional Provisions Relating to Additional Shareholders. In the event that the Board of Directors determines that additional funds are required by the Company for any Company purpose, or that the Company should for any reason seek to raise additional capital, the Board may cause the Company to sell Future Shares for a price equal to what the Board of Directors determines to be the fair value of such Shares, in exchange for cash, other property, services or any other lawful consideration to be received by the Company in consideration of such Shares (to be valued by the Board of Directors in its discretion), or may cause the Company to obtain funds as a loan from any third party upon such terms and conditions as the Board of Directors deems appropriate, or any combination thereof from time to time. The Initial Capital Contribution of any such additional Shareholders shall be specified by the Board of Directors at the time of admission of such additional Shareholder.

     3.5.Capital Accounts. A separate capital account (a "Capital Account") shall be established and maintained for each Shareholder, including any Transferee or additional Shareholder who shall hereafter acquire a Company Interest, in accordance with the following provisions:

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

     3.6.Transfer of Capital Accounts. The original Capital Account established for each Transferee shall be in the same amount as the Capital Account of the Shareholder which such Transferee succeeds, at the time such Transferee is admitted to the Company. The Capital Account of any Shareholder whose Company Interest shall be increased by means of the Transfer to it of all or part of the Company Interest of another Shareholder shall be appropriately adjusted to reflect such Transfer. Any reference in this Agreement to a Capital Contribution of, or distribution to, a then-Shareholder shall include a Capital Contribution or distribution previously made by or to any prior Shareholder on account of the Company Interest of such then-Shareholder.

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

                                    ARTICLE 4

                                   Allocations

     4.1.General Rules Concerning Allocations. Within 45 days after the end of each calendar month, the Company shall conduct an interim closing of the books as of the end of the last day of that calendar month. On the basis of the closing of the books for each calendar month, the Company shall determine the amount of Profit and Loss attributable to that calendar month. Profits and Losses shall be determined in accordance with the accounting methods followed by the Company for federal income tax purposes.

     4.2.Allocations of Profits and Losses. All allocations to the Shareholders of items included within the Company's Profits and Losses attributable to each calendar month shall be allocated solely among the Shareholders recognized as Shareholders as of the last day of that calendar month, as follows:

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

                                    ARTICLE 5

          Distributions, Redemptions and Certain Permitted Conversions

     5.1.Special Distributions; Distributions of Cash Flow from Operations or Financings. This Section 5.1 applies only to distributions of cash flow from operations of the Property and other operating cash flow, and to the proceeds of financings, refinancings or other leveragings involving the Properties, and does not relate to distributions upon the occurrence of a Redemption Event or liquidation of the Company (such subjects being governed by Section 5.2 of this Agreement).

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

     5.2.Redemptions; Distributions Relating to Redemption Events; Certain Permitted Conversions of Preferred Shares and Preferred Capital Distribution Shares.

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

     (ii)For purposes of clause (i) above, in the case of a Redemption Event relating to a SCATEF Asset, the number of Preferred Shares and Preferred Capital Distribution Shares to be redeemed shall be equal to (A) the dollar amount of the original face value of the SCATEF Asset as to which the Redemption Event in question relates, divided by (B) the total dollar face amount of all SCATEF Assets which were originally SCATEF Assets relating to the Series in question, multiplied by (C) the total number of Preferred Shares and Preferred Capital Distribution Shares (of whichever Series is the subject of the Redemption Event in question) originally issued by the Company upon the consummation of the Transaction.

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

     (ii)Once the Per Share Conversion Values are determined, the Board of Directors of the Company shall, also on the Decision Date, determine whether, for the upcoming conversion opportunity, converting holders of Preferred Shares and Preferred Capital Distribution Shares would receive cash or Growth Shares if they convert. The Company shall then notify each holder of Preferred Shares and Preferred Capital Distribution Shares of the upcoming conversion opportunity (including the date by which a conversion decision and notification to the Company must be made), the Per Share Conversion Value of each Preferred Share and Preferred Capital Distribution Share held by such Person, and whether Preferred Shares and Preferred Capital Distribution Shares are convertible into Growth Shares (and if so, at what ratio of Growth Shares per Preferred Share or Preferred Capital Distribution Share) or cash.

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

     (iv)To the extent reasonably feasible, each conversion shall be effective on or about June 1 of the year in which such conversion opportunity occurs, beginning with the year 2004 and thereafter at approximately two year intervals.

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

     (d)   Notwithstanding anything to the contrary in this Agreement,

     (i) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any alteration in the rights, preferences or privileges of the Preferred Shares as a class,

     (ii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares), shall be required in order for there to be any alteration in the rights, preferences or privileges of a particular series of Preferred Shares,

     (iii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of the Preferred Shareholders (as a class, vis-a-vis other classes of Shareholders) to distributions under Article 5 of this Agreement,

     (iv)the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Shares), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of a particular series of Preferred Shares (as a series, vis-a-vis other series of Preferred Shareholders) to distributions under Article 5 of this Agreement,

     (v) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any alteration in the rights, preferences or privileges of the Preferred Capital Distribution Shares as a class,

     (vi)the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares), shall be required in order for there to be any alteration in the rights, preferences or privileges of a particular series of Preferred Capital Distribution Shares,

     (vii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Preferred Capital Distribution Shares), voting as one class (and not as separate series, notwithstanding the fact that there may be members of more than one series voting), shall be required in order for there to be any amendment of
     Article 5 of this Agreement which would result in an alteration in the rights of the Preferred Capital Distribution Shareholders (as a class, vis-a-vis other classes of Shareholders) to distributions under Article 5 of this Agreement, and

     (viii) the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding affected series of Preferred Capital Distribution Shares), shall be required in order for there to be any amendment of Article 5 of this Agreement which would result in an alteration in the rights of a particular series of Preferred Capital Distribution Shares (as a series, vis-a-vis other series of Preferred Capital Distribution Shareholders) to distributions under Article 5 of this Agreement.

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

     6.3. Transfers of Special Shareholder Interests. The restrictions, limitations and other provisions of this Section 6.3 shall in no manner limit or restrict the right of a Special Shareholder to resign its status as a Special Shareholder to the extent permitted under Section 6.1(b) of this Agreement; and, once such Special Shareholder properly resigns pursuant thereto, the transfer restrictions set forth in this Section 6.3 as they relate to such Special Shareholder shall automatically and immediately terminate. Subject to the foregoing sentence, it is agreed that:

     (a) No Special Shareholder (a "Special Transferor") may make any Transfer of any of its Shares to a Transferee (a "Special Transferee") unless each of the following requirements is met:

     (i) At all times during the existence of the Company, including upon consummation of such Transfer, one or more Special Shareholders must have, in the aggregate, at least a number of Shares which will result in the allocation to the Special Shareholder(s), in the aggregate, of the minimum percentage interest in the Company which will permit the Company to retain its tax status as an association taxable as a partnership rather than as a corporation, in the opinion of counsel to the Company; and

     (ii)Before any such Transfer can be made, the Company must be furnished with an opinion of counsel (which may or may not be the same counsel as is referenced in subparagraph (i) above) to the effect that the Transfer in question will not adversely affect the Company's tax status as an association taxable as a partnership rather than as a corporation.

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

     6.4.     Transfers of Dissolution Shareholder Interests.

     (a) No Dissolution Shareholder (a "Dissolution Transferor") may make any Transfer of any of its Shares to a Transferee (a "Dissolution Transferee") unless each of the following requirements is met:

     (i) At all times during the existence of the Company, including upon consummation of such Transfer, one or more Dissolution Shareholders must have, in the aggregate, at least a number of Shares which will result in the allocation to the Dissolution Shareholder, in the aggregate, of the minimum percentage interest in the Company which will permit the Company to retain its tax status as an association taxable as a partnership rather than as a corporation, in the opinion of counsel to the Company; and

     (ii)Before any such Transfer can be made, the Company must be furnished with an opinion of counsel (which may or may not be the same counsel as is referenced in subparagraph (i) above) to the effect that the Transfer in question will not adversely affect the Company's tax status as an association taxable as a partnership rather than as a corporation.

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

     7.2.Number and Term of Office of Directors. Subject to Section 5.2(a)(iii) of this Agreement:

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

     7.3.By-law Provisions. The By-laws shall govern matters relating to, among other things, (a) with respect to directors, annual and special meetings, notice, waiver of notice, quorum, voting, adjournment, written consents, committees, procedures, telephonic meetings, resignations, removals, vacancies, books and records, reports, and compensation and reimbursement of expenses, to the extent not inconsistent with this Agreement, (b) with respect to officers, all matters not governed by this Agreement, and (c) employee benefit matters, which matters shall be subject to and managed as provided by the discretion of the Board of Directors.

                                    ARTICLE 8

                         Exculpation and Indemnification

     8.1.Limitations on Liability, and Indemnification of, Directors and Officers.

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

                                    ARTICLE 9

              Transfers of Interests; Admission of New Shareholders

     9.1.Transfers.  Subject  to  Section  6.3 of this  Agreement  (relating  to
     Special Shareholders) and Section 6.4 of this Agreement (relating to Dissolution Shareholders), the Shares shall be freely transferrable (provided, however, that Term Growth Shares are transferrable only to other Persons who are then already holders of Term Growth Shares); and any Person who is a Transferee of Shares shall, by having such status, (a) automatically become a Shareholder of the Company with no further action being required on such Persons's part, and (b) automatically be bound to the terms and conditions of this Agreement (and be entitled to the rights of a Shareholder hereunder), without the requirement for execution of this Agreement by such Person. Certain mechanical aspects of the transfer of Shares shall be set forth in the By-laws.

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

     (ii)the death, retirement, resignation, expulsion, bankruptcy (as defined in Section 18-304 of the Act) or dissolution of a Person who is then a Dissolution Shareholder, or the occurrence of any other event that terminates the continued membership in the Company of a Person who is then a Dissolution Shareholder, unless more than 50% in interest of the then-outstanding Shares votes, at a duly held meeting (or, in the case of a written Consent without a meeting, more than 50% in interest of the aggregate Shares acts), within 180 days of such event to continue the Company; or

     (iii) the vote of the Shareholders pursuant to Section 6.2(b) hereof.

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

     (b) For purposes of this Section 13.2:

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




MME I CORPORATION, (a Delaware corporation)

By: /s/  MARK K. JOSEPH
Name: Mark K. Joseph,
Title: President


MME II CORPORATION, (a Delaware corporation)

By: /s/  MARK K. JOSEPH
Name: Mark K. Joseph,
Title: President