Form 10-Q
period 1999-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1999-08-12
CIK 1003201

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of
                   Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1999 Commission file number:  001-11981
                               --------------                          ---------


                      MUNICIPAL MORTGAGE & EQUITY, LLC
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                     52-1449733
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

The Company had 16,806,094 Common Shares outstanding as of August 9, 1999, the latest practicable date.

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

Part I.     FINANCIAL STATEMENTS

Item 1.     Financial Statements

                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                                   CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data) (unaudited)

                                                                                    June 30,           December 31,
                                                                                      1999                 1998
                                                                                -----------------    -----------------

ASSETS
Cash and cash equivalents                                                               $ 46,329             $ 23,164
Interest receivable                                                                        4,743                2,859
Investment in mortgage revenue bonds, net (Note 4)                                       266,528              201,858
Investment in mortgage revenue bonds pledged, net (Note 4)                               148,336               96,566
Investment in other bond related investments, net (Note 5)                                13,696               11,669
Investment in parity working capital loans, demand
    notes and other loans, net (Note 6)                                                   27,279               17,246
Other assets                                                                               1,102                  682
Restricted assets                                                                          6,220                5,367
                                                                                -----------------    -----------------
Total assets                                                                           $ 514,233            $ 359,411
                                                                                =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                                    $ 3,185              $ 2,484
Unearned revenue                                                                             912                  721
Guaranty liability                                                                         3,619                  754
Long-term debt (Note 3)                                                                   67,000                    -
                                                                                -----------------    -----------------
Total liabilities                                                                         74,716                3,959
                                                                                -----------------    -----------------

Commitments and contingencies                                                                  -                    -

Preferred shareholders' equity in a subsidiary company (Note 2)                           80,845                    -

Shareholders' equity:
Preferred shares:
    Series I ( 14,933 and 15,590 shares issued and outstanding, respectively)             10,078               10,985
    Series II ( 7,226 and 7,350 shares issued and outstanding, respectively)               5,725                5,970
Preferred capital distribution shares:
    Series I (7,798 and 8,325 shares issued and outstanding, respectively)                 3,740                4,351
    Series II (3,164 and 3,535 shares issued and outstanding, respectively)                1,631                1,958
Term growth shares (2,000 shares issued and outstanding)                                     154                  105
Common shares (16,946,494 shares, including 16,938,446 issued, and 8,048 deferred shares at June 30, 1999 and 16,944,882 shares, including
    16,938,446 issued, and 6,436 deferred shares at December 31, 1998)                   311,041              310,109
Less common shares held in treasury at cost (141,054 shares
    and 153,832, respectively)                                                            (2,366)              (2,555)
Less unearned compensation  - deferred shares                                             (2,586)              (2,892)
Accumulated other comprehensive income                                                    31,255               27,421
                                                                                -----------------    -----------------
Total shareholders' equity                                                               358,672              355,452
                                                                                -----------------    -----------------

Total liabilities and shareholders' equity                                             $ 514,233            $ 359,411
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


                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except share and per share data)
                                                                 (unaudited)

                                                                       For the three months ended        For the six months ended
                                                                                  June 30,                       June 30,
                                                                       ----------------------------     ----------------------------
                                                                           1999            1998              1999           1998
                                                                       -------------   ------------     -------------   ------------

INCOME:
Interest on mortgage revenue bonds and other bond related investments       $ 8,793        $ 5,829          $ 16,107       $ 11,121
Interest on parity working capital loans, demand notes and other loans          423          1,135             1,071          2,215
Interest on short-term investments                                              441            168               684            540
Net gain on sales                                                                15            203             1,478            524
Other income                                                                    422            346               838            614
                                                                        ------------   ------------     -------------   ------------
Total income                                                                 10,094          7,681            20,178         15,014
                                                                        ------------   ------------     -------------   ------------
EXPENSES:
Operating expenses                                                            1,668          1,328             2,760          2,488
Interest expense                                                                854              -               900              -
                                                                        ------------   ------------     -------------   ------------
Total expenses                                                                2,522          1,328             3,660          2,488
                                                                        ------------   ------------    --------------   ------------
Net income before distributions to preferred shareholders in a
  subsidiary company                                                          7,572          6,353            16,518         12,526

Income allocable to preferred shareholders in a subsidiary company              545              -               545              -
                                                                        ------------   ------------    --------------   ------------
Net income                                                                  $ 7,027        $ 6,353          $ 15,973       $ 12,526
                                                                        ============   ============    ==============   ============
Net income allocated to:
      Preferred shares:
        Series I                                                            $   229        $   212          $    584       $    430
                                                                        ============   ============    ==============   ============
        Series II                                                           $   101        $   111          $    285       $    257
                                                                        ============   ============    ==============   ============
      Preferred capital distribution shares:
        Series I                                                            $    96        $    96          $    256       $    192
                                                                        ============   ============    ==============   ============
        Series II                                                           $    30        $    40          $     93       $     98
                                                                        ============   ============    ==============   ============
      Term growth shares                                                    $   154        $   126          $    282       $    251
                                                                        ============   ============    ==============   ============
      Common shares                                                         $ 6,417        $ 5,768          $ 14,473       $ 11,298
                                                                        ============   ============    ==============   ============
Basic net income per share:
      Preferred shares:
        Series I                                                            $ 15.32        $ 13.63          $  39.10       $  27.59
                                                                        ============   ============    ==============   ============
        Series II                                                           $ 13.93        $ 15.18          $  39.44       $  34.96
                                                                        ============   ============    ==============   ============
      Preferred capital distribution shares:
        Series I                                                            $ 12.24        $ 11.50          $  32.78       $  23.05
                                                                        ============   ============    ==============   ============
        Series II                                                           $  9.62        $ 11.33          $  29.36       $  27.79
                                                                        ============   ============    ==============   ============
Net income per common share:
      Basic                                                                 $  0.38        $  0.40          $   0.86       $   0.82
                                                                        ============   ============    ==============   ============
      Diluted                                                               $  0.37        $  0.39          $   0.85       $   0.80
                                                                        ============   ============    ==============   ============
Weighted average common shares outstanding:
      Basic                                                              16,803,650     14,363,999        16,806,381     13,853,289
                                                                        ============   ============    ==============   ============
      Diluted                                                            17,475,546     15,547,150        17,253,422     14,825,493
                                                                        ============   ============    ==============   ============

The accompanying notes are an integral part of these financial statements.



                         MUNICIPAL MORTGAGE & EQUITY, LLC
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (In thousands)
                                       (unaudited)


                                                                             For the three months ended    For the six months ended
                                                                                        June 30,                    June 30,
                                                                             --------------------------    ------------------------
                                                                                 1999          1998             1999         1998
                                                                             ------------  ------------    -------------  ---------

Net income                                                                       $ 7,027        $ 6,353         $ 15,973   $ 12,526
                                                                             -----------    -----------     ------------ ----------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains arising during the period                             4,523            102            3,047        706
    Reclassification adjustment for (gains) losses included in net income              -           (203)             787       (471)
                                                                             -----------    -----------     ------------  ---------
Other comprehensive income (loss)                                                  4,253           (101)           3,834        235
                                                                             -----------    -----------     ------------  ---------

Comprehensive income                                                            $ 11,550        $ 6,252         $ 19,807   $ 12,761
                                                                             ===========    ===========     ============  =========


The accompanying notes are an integral part of these financial statements.



                                              MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                         (unaudited)
                                                                                         For the six months ended
                                                                                                 June 30,
                                                                                         1999                1998
                                                                                    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $ 15,973            $ 12,526
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
    Decrease in valuation allowance on loans                                                   (531)                  -
    Net gain on sales                                                                        (1,478)               (524)
    Income allocable to preferred shareholders of a subsidiary company                          545                   -
    Net amortization of premiums and discounts on investments                                   147                  53
    Depreciation                                                                                 29                   9
    Deferred share compensation expense                                                         306                 132
    Deferred shares issued under the Non-Employee Directors' Share Plans                         31                  30
    Director fees paid by reissuance of treasury shares                                           9                  10
    Increase in interest receivable                                                          (1,884)               (584)
    (Increase) decrease in other assets                                                        (393)                162
    Increase in accounts payable and accrued expenses                                           701                 302
    Increase in unearned revenue, net                                                           191                 196
                                                                                    ----------------    ----------------
Net cash provided by operating activities                                                    13,646              12,312
                                                                                    ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and other bond related investments
    and origination of other loans                                                         (104,348)            (97,005)
Purchases of furniture and equipment                                                            (56)                (25)
Net reduction (investment) in restricted assets                                                (853)               (981)
Net proceeds from sale of  investments                                                       51,177              33,988
Principal payments received                                                                     232                 113
                                                                                    ----------------    ----------------
Net cash used in investing activities                                                       (53,848)            (63,910)
                                                                                    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares                                                                         -              62,714
Issuance of preferred shares in a subsidiary company                                         80,300                   -
Retirement of preferred shares                                                                 (927)             (1,044)
Proceeds from stock options exercised                                                             -                 288
Purchase of treasury shares                                                                    (289)                  -
Distributions                                                                               (15,717)            (10,713)
                                                                                    ----------------    ----------------
Net cash provided by financing activities                                                    63,367              51,245
                                                                                    ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                                         23,165                (353)

Cash and cash equivalents at beginning of period                                             23,164               7,370
                                                                                    ----------------    ----------------
Cash and cash equivalents at end of period                                                 $ 46,329             $ 7,017
                                                                                    ================    ================

DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility (see Note 3)                               $ 67,000             $     -
                                                                                    ================    ================


The accompanying notes are an integral part of these financial statements.



                                                   MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 1999
                                                   (In thousands, except share data)
                                                              (unaudited)



                                                         Preferred Capital                                      Accumulated
                                     Preferred Shares   Distribution Shares Term                                   Other
                                     ------------------ ------------------  Growth   Common Treasury Unearned   Comprehensive
                                     Series I Series II Series I Series II  Shares   Shares  Shares Compensation  Income       Total
                                     -------- --------- -------- ---------  ------   ------- -------- ---------- ----------- -------
Balance, January 1, 1999             $ 10,985   $ 5,970  $ 4,351   $ 1,958  $ 105  $ 310,109 $(2,555) $ (2,892) $ 27,421  $ 355,452
    Net income                            584       285      256        93    282     14,473       -         -         -     15,973
    Unrealized gains on investments,
        net of reclassifications            -         -        -         -      -          -       -         -     3,834      3,834
    Distributions                      (1,028)     (429)    (592)     (215)  (233)   (13,220)      -         -         -    (15,717)
    Purchase of treasury shares             -         -        -         -      -          -    (289)        -         -       (289)
    Reissuance of treasury shares           -         -        -         -      -       (469)    478         -         -          9
    Deferred shares issued under
       the Non-Employee Directors'
       Share Plans                          -         -        -         -      -         31       -         -         -         31
    Retirement of preferred shares       (463)     (101)    (275)     (205)     -        117       -         -         -       (927)
    Amortization of deferred
       compensation                         -         -        -         -      -          -       -       306         -        306
                                      ------- --------- -------- --------- ------- --------- -------- ---------- -------- ----------

Balance, June 30, 1999               $ 10,078   $ 5,725  $ 3,740   $ 1,631  $ 154  $ 311,041 $(2,366) $ (2,586) $ 31,255  $ 358,672
                                     ======== ========= ======== ========= ======= ========= ======== ========== ======== ==========
 SHARE ACTIVITY:
Balance, January 1, 1999               15,590     7,350    8,325     3,535  2,000 16,791,050 153,832
    Purchase of treasury shares             -         -        -         -      -    (15,000) 15,000
    Reissuance of treasury shares           -         -        -         -      -     27,778 (27,778)
    Retirement of preferred shares       (657)     (124)    (527)     (371)     -          -       -
    Deferred shares issued under the
       Non-Employee Directors' Share
       Plans                                -         -        -         -      -      1,612       -
                                      ------- --------- -------- --------- ------- --------- --------
Balance, June 30, 1999                 14,933     7,226    7,798     3,164  2,000 16,805,440 141,054
                                      ======= ========= ======== ========= ======= ========= ========


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

NOTE 2 - PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY

         On May 27, 1999, TE Bond Sub sold to institutional investors 42 shares of $2,000,000 par-value 6 7/8 % Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Common Shares and Term Growth Shares of the Company. Cash distributions on the Series A Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October
31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with this transaction, the Company contributed certain of its assets to TEI Holdings, who in turn, contributed certain of its assets to TE Bond Sub and its subsidiaries. The assets of TE Bond Sub and its subsidiaries, while controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in Note 4 and in footnotes to the Other Bond Related Investments table in Note 5. The fair value of such assets aggregated $362.5 million at June 30, 1999.

NOTE 3 - TERM SECURITIZATION FACILITY

         In March 1999, the Company consummated a transaction with an affiliate of Merrill Lynch, Pierce, Fenner, & Smith Incorporated ("Merrill Lynch") which converted a portion of its investment in the P-FLOATs(sm) program into a longer term securitization facility. As a result, this facility enabled the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts (defined in Note 5) and the swap agreements. In order to facilitate this transaction, the Company sold to Merrill Lynch its $0.7 million par-value RITES(sm) (defined in Note 5) investments in two P-FLOATs(sm) trusts containing the Gannon-Dade bond ($55.1 million) and the Whispering Palms bond ($12.7 million) for $1.0 million. Merrill Lynch then collapsed the Gannon-Dade and Whispering Palms P-FLOATs(sm) trusts and deposited the bonds ($67.8 million) into a new securitization trust (the "Term Securitization Facility").

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

         In conjunction with this transaction, the Company purchased the outstanding P-FLOATs(sm) in the Cedar Run P-FLOATs(sm) trust. The Company then collapsed the Cedar Run P-FLOATs(sm) trust and became the holder of the Cedar Run bond. The Company contributed the Cedar Run bond, along with three other investments to MuniMae Investments. MuniMae Investments, in turn, contributed these assets to TEI Holdings. TEI Holdings then contributed these assets to TE Bond Sub, who in turn, contributed these four investments having a total principal amount of $59.6 million (the "Credit Enhancement Assets") to MMACE I, LLC. MMACE I, LLC provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, MMACE I, LLC pledged the Credit Enhancement Assets to the Term Securitization Facility.

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

NOTE 4 -  INVESTMENTS IN MORTGAGE REVENUE BONDS AND MORTGAGE
REVENUE BONDS PLEDGED

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

          The following table provides certain information with respect to the bonds held by the Company at June 30, 1999 and December 31, 1998.




                                                                             June 30, 1999               December 31, 1998
                                                             ------------------------------------ ----------------------------------
                                           Base              Face    Amortized Unrealized  Fair   Face   Amortized Unrealized  Fair
Investment in Mortgage            Year   Interest Maturity  Amount    Cost     Gain (Loss) Value  Amount    Cost   Gain (Loss) Value
Revenue Bonds                   Acquired   Rate    Date     (000s)   (000s)      (000s)    (000s) (000s)   (000s)     (000s)  (000s)
----------------------          --------  ------- --------- -------- --------- ----------- ------ ------ ---------- ---------- -----
                                                                                           C>
Participating Bonds (1):
    Alban Place   (2),(4),(12)     1986   7.875  Oct. 2008   $10,065 $10,065   $   290   $10,355  10,065 $10,065  ($1,067)   $8,998
    Creekside Village (2),(12)     1987   7.500  Nov. 2009    11,760   7,396        61     7,457  11,760   7,396        -     7,396
    Emerald Hills     (2),(12)     1988   7.750  Apr. 2008     6,725   6,725     2,068     8,793   6,725   6,725    1,875     8,600
    Lakeview Garden   (2),(12)     1987   7.750  Aug. 2007     9,003   4,919        34     4,953   9,003   4,919        -     4,919
    Newport-on-Seven  (2),(12)     1986   8.125  Aug. 2008    10,125   7,898     2,448    10,346  10,125   7,898    2,227    10,125
    North Pointe  (2),(4),(12)     1986   7.875  Aug. 2006    25,185  12,738     4,011    16,749  25,185  12,738    3,811    16,549
    Northridge Park   (2),(12)     1987   7.500  June 2012     8,815   8,815        44     8,859   8,815   8,815     (943)    7,872
    Riverset      (2),(4),(12)     1988   7.875  Nov. 1999    19,000  19,000       300    19,300  19,000  19,000      (70)   18,930
    Southfork Vllg(2),(8),(12)     1988   7.875  Jan. 2009    10,375  10,375     2,696    13,071  10,375  10,375    2,451    12,826
    Stone Mountain    (7),(11)     1997   7.875  Oct. 2027    33,900  35,257      (510)   34,747  33,900  35,284      184    35,468
    Villa Hialeah     (2),(12)     1987   7.875  Oct. 2009    10,250   8,004     1,220     9,224  10,250   8,004        -     8,004
    Mountain View
      (Willowgreen)   (2),(12)     1986   8.000  Dec. 2010     9,275   6,770       864     7,634   9,275   6,770      756     7,526
    The Crossings         (11)     1997   8.000  July 2007     6,943   6,851       574     7,425   6,975   6,883      518     7,401
    Palisades Park                 1998   7.125  Aug. 2028         -       -         -         -   9,728   9,541      187     9,728
    The Villas            (11)     1999   7.125  Jun. 2034     8,825   8,719         -     8,719       -       -        -         -
                                                                     --------- ---------  ------         ---------- ------- --------

    Subtotal participating bonds                                     153,532    14,100   167,632         154,413    9,929   164,342
                                                                     --------- ---------  ------         ---------- ------- --------

Non-Participating Bonds:
    Riverset Phase II              1996   9.500  Oct. 2019       110     105         9       114     110     105       11       116
    Charter House                  1996   7.450  July 2026        30      30         1        31      30      30        1        31
    Hidden Valley          (11)    1996   8.250  Jan. 2026     1,670   1,670       163     1,833   1,680   1,680      176     1,856
    Oakbrook               (11)    1996   8.200  July 2026     3,150   3,180       238     3,418   3,165   3,195      113     3,308
    Torries Chase          (11)    1996   8.150  Jan. 2026     2,040   2,040        76     2,116   2,050   2,050       84     2,134
    Gannon  Portfolio  (4),(11)    1998   7.125  Dec. 2029     3,500   3,500        (9)    3,491   3,500   3,500       70     3,570
    Italian Gardens    (5),(11)    1998   7.800  May  2030     8,000   7,985        55     8,040   8,000   7,985       95     8,080
    Coleman Senior     (5),(11)    1998   8.000  May  2030     8,050   8,035        55     8,090   8,050   8,035      116     8,151
    Lake Piedmont      (4),(11)    1998   7.725  Apr. 2034    19,146  19,052      (768)   18,284  19,150  19,056      285    19,341
    Orangevale             (11)    1998   7.000  Oct. 2013     2,485   2,486         -     2,486   2,543   2,543      (76)    2,467
    Western Hills      (5),(11)    1998   7.750  Dec. 2029     3,040   3,040       (45)    2,995   3,040   3,040        -     3,040
    Oakmont/Towne Oaks     (11)    1998   7.200  Jan. 2034    11,281  11,260         -    11,260  11,287  11,265        -    11,265
    Briarwood                      1998   6.950  Apr. 2023    13,221  13,221       (66)   13,155  13,221  13,221        -    13,221
    Gannon - Dade      (9),(11)    1998   7.125  Dec. 2029    55,050  55,325      (137)   55,188       -       -        -         -
    Gannon - Whispering(9),(11)    1998   7.125  Dec. 2029    12,750  12,814      (255)   12,559       -       -        -         -
    Gannon - Cedar Run (4),(11)    1998   7.125  Dec. 2025    13,200  13,239       (38)   13,201       -       -        -         -
    Wheeler Creek           (6)    1999   6.000  Jan. 2002        51      51         -        51       -       -        -         -
    La Paloma              (10)    1999   7.500  May  2030     4,378   4,312         -     4,312       -       -        -         -
    Pavillion              (10)    1999   7.500  May  2030     5,100   5,024         -     5,024       -       -        -         -
    Parkwood               (11)    1999   7.125  Jun. 2035     3,910   3,842         -     3,842       -       -        -         -
    Delta Village          (11)    1999   7.125  Jun. 2035     2,011   1,976         -     1,976       -       -        -         -
    Sahuarita         (10),(11)    1999   8.000  Jun. 2029        51      39         -        39       -       -        -         -
    Shadowbrook       (10),(11)    1999   7.750  Jun. 2029     5,780   5,768         -     5,768       -       -        -         -
    Woodmark          (10),(11)    1999   8.000  Jun. 2039    10,200  10,073         -    10,073       -       -        -         -
                                                                     ---------  --------  -------         -------- ------- --------

    Subtotal non-participating bonds                                 188,067      (721)   187,346          75,705     875    76,580
                                                                     ---------  -------- --------        ---------- ------- --------

Participating Subordinate Bonds (1):
    Barkley Place       (3),(13)   1995  16.000  Jan. 2030     3,480   2,445     2,486     4,931   3,480   2,445    3,055     5,500
    Gilman Meadows      (3),(13)   1995   3.000  Jan. 2030     2,875   2,530     2,002     4,532   2,875   2,530    2,233     4,763
    Hamilton Chase      (3),(13)   1995   3.000  Jan. 2030     6,250   4,140       291     4,431   6,250   4,140       91     4,231
    Mallard Cove I      (3),(13)   1995   3.000  Jan. 2030     1,670     798       549     1,347   1,670     798      707     1,505
    Mallard Cove II     (3),(13)   1995   3.000  Jan. 2030     3,750   2,429     1,173     3,602   3,750   2,429    1,446     3,875
    Meadows             (3),(13)   1995  16.000  Jan. 2030     3,635   3,716       424     4,140   3,635   3,716       90     3,806
    Montclair       (3),(4),(13)   1995   3.000  Jan. 2030     6,840   1,691     2,783     4,474   6,840   1,691    2,028     3,719
    Newport Village     (3),(13)   1995   3.000  Jan. 2030     4,175   2,973     1,122     4,095   4,175   2,973    2,171     5,144
    Nicollet Ridge  (3),(4),(13)   1995   3.000  Jan. 2030    12,415   6,075       990     7,065  12,415   6,075      973     7,048
    Steeplechase        (3),(13)   1995  16.000  Jan. 2030     5,300   4,224       224     4,448   5,300   4,224        -     4,224
    Whispering Lake (3),(4),(13)   1995   3.000  Jan. 2030     8,500   4,779     4,517     9,296   8,500   4,779    4,376     9,155
    Riverset Phase II              1996  10.000  Oct. 2019         -       -     1,558     1,558   1,489       -    1,449     1,449
                                                                     ---------  -------   ------         ---------- ------- --------

    Subtotal participating subordinate bonds                          35,800    18,119    53,919          35,800   18,619    54,419
                                                                     ---------  -------   ------         ---------- ------- --------

Non-Participating Subordinate Bonds:
    Independence Ridge      (11)   1996  12.500  Dec. 2015     1,045   1,045        78     1,123   1,045   1,045      230     1,275
    Locarno                 (11)   1996  12.500  Dec. 2015       675     675       233       908     675     675      108       783
    Cinnamon Ridge                 1999    5.00  Jan. 2015     1,899   1,285       780     2,065       -       -        -         -
    Olde English            (11)   1998  10.000  Nov. 2033     1,030   1,025       (10)    1,015   1,030   1,025        -     1,025
    Rillito B Bond                 1999                          860     856         -       856       -       -        -         -
                                                                     ---------  -------   -------        ---------- ------- --------

    Subtotal non-participating subordinate bonds                       4,886     1,081    5,967           2,745      338     3,083
                                                                     ---------  -------   ------         ---------- ------- --------


Total investment in mortgage revenue bonds                          $382,285   $32,579  $414,864        $268,663  $29,761  $298,424
                                                                    ========== ======== =========       =========  ======== ========

    (1)  These bonds also contain additional interest features contingent on available cash flow.
    (2) One of the original 22 bonds.
    (3) Series B Bonds derived from original 22 bonds.
    (4) These assets were pledged as collateral as of June 30, 1999.
    (5) The interest rate represents the rate during the construction or rehabilitation period which is anticipated to be sixteen months for Italian
    Gardens and Coleman Senior and one year for Western Hills.
    The permanent interest rate will be 7.25% for Italian Gardens and Coleman
    Senior, and 7.0% for Western Hills.
    (6)  The interest rate for the first 24 months of construction is 6% and thereafter the rate resets monthly based on 90% of the 30 day treasury bill.
    (7) The underlying bond is held in a trust; MMACE I, LLC pledged the Principle and Interest custodial receipt related to the underlying bond as collateral as of June 30, 1999.  The Company and TE Bond Sub own
    all of the custodial receipts related to the underlying bond.
    (8) The bond was traunched and 87% of the principal and base interest of the bond was pledged as collateral as of June 30, 1999. The Company and TE Bond Sub own all of the custodial receipts related to the underlying bond.
    (9) The underlying bonds are held in the trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.  (See Note 3 to the consolidated financial statements.)
    (10)  The interest rate represents the rate during construction or rehabilitation period through completion and project stabilization.  The permanent interest rate will be 6.71% for La Paloma and Pavillion, 7.125% for Sahurarita, 6.85% for
    Shadowbrook and 7.125% for Woodmark.
    (11)  Investments held by TE Bond Sub or its subsidiaries. (See Note 2 to the consolidated financial statements.)
    (12)  The underlying bonds are held in a trust; TE Bond Sub owns an 87%
    interest in the trust and TEI Holdings owns a 13% interest in the trust.
    (13)  The underlying bonds are held in a trust, TE Bond Sub owns a 60.61% interest in the trust and TEI Holdings owns a 39.39% interest in the trust.


         In April 1999, the $3.5 million 12% Gannon Series B bond was converted into a Series A bond of like principal amount bearing interest at 7.125%. The conversion was made at the option of the borrower as a result of the underlying properties achieving certain performance goals as defined in the bond documents.

         In May 1999, the Company sold the $11.3 mortgage revenue bond collateralized by the Oakmont and Towne Oaks apartment communities located in Monroe, Louisiana to Merrill Lynch. This bond was sold to generate investment proceeds for new investments. In June 1999, the Company used proceeds from the Preferred Equity Offering (discussed in Note 2) to repurchase this bond from Merrill Lynch.

         In the second quarter, the Company originated $40.3 million in tax-exempt mortgage revenue bonds collateralized by eight multifamily apartment communities with 1,128 units. Two of the eight communities are to-be-built communities while the remaining six are existing communities that are undergoing rehabilitation. The weighted average permanent interest rate on these investments is 7.0% and the maturity dates range from June 2029 to June 2039. One of the eight bonds has contingent interest features which allow the Company to participate in the growth of the underlying property collateral. The Company received $0.8 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the construction period or the life of the investment.

         Also in the second quarter, the Company purchased a $0.9 million interest in a trust holding a $1.0 million non-participating Series B bond collateralized by a 272-unit multifamily apartment community known as Rillito Village located in Tucson, Arizona. The Company's investment bears interest at 10.0% per annum. This investment was made as part of the MuniMae/Montford Group joint program (see Note 9 to the Company's 1998 Form 10-K).

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, investments owned by MMACE I, LLC have been pledged as collateral for the Term Securitization Facility discussed in Note 3. At June 30, 1999 the total carrying amount of the mortgage revenue bonds pledged as collateral was $148.3 million.

NOTE 5 - OTHER BOND RELATED INVESTMENTS AND FINANCIAL RISK
MANAGEMENT


         The Company's other bond related investments are primarily investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at June 30, 1999 and December 31, 1998.


                                                                       June 30, 1999                      December 31, 1998
                                                           -------------------------------------- ----------------------------------
                                                             Face   Amortized Unrealized   Fair    Face  Amortized Unrealized  Fair
                                                   Year     Amount    Cost    Gain (Loss) Value   Amount   Cost    Gain (Loss) Value
Other Bond Related Investments:                  Acquired   (000s)   (000s)     (000s)    (000s)  (000s)  (000s)    (000s)    (000s)
-----------------------------------------        -------- --------- -------- ----------- -------- ------- -------- -------- --------

RITES -Indian Lakes                          (5)  1997    $  $3,300 $  3,439     $   282 $ 3,721  $3,320  $3,470  $    336 $  3,806
Interest rate swap (6/30/97 - 1/03/06)       (1)  1997        6,500        -        (110)   (110)  6,500       -      (320)    (320)
RITES -Charter House                         (5)  1996           80      303          57     360      80     323        66      389
P-FLOATs -Charter House                           1996            -        -           -       -   7,440   7,440         -    7,440
RITES -Southgate                             (5)  1997          100      602          70     672     105     633       272      905
RITES -Southwood                         (4),(5)  1997          440      288        (288)      -     440     279       548      827
RITES -Riverset Phase II                     (5)  1996           75      400         (44)    356      75     466        21      487
Interest rate swap (11/24/97 - 11/23/07) (1),(3)  1997       58,000        -           -       -  58,000       -    (2,170)  (2,170)
Cinnamon Ridge Total Return Swap
  (12/11/97 - 12/31/99)                      (1)  1997       10,195        -         357     357  10,570       -       729      729
Cinnamon Ridge Interest Rate Swap
  (12/10/99 - 12/10/09)                      (1)  1997        7,000        -          15      15   7,000       -      (275)    (275)
RITES -Gannon                                (2)  1998            -        -           -       -     814   1,048       374    1,422
Interest rate swap (2/2/98 - 2/1/08)         (1)  1998       73,000        -       1,345   1,345  73,000       -    (1,470)  (1,470)
Interest rate swap (5/1/98 - 4/30/99)        (1)  1998        9,675        -           -       -   9,675       -       (25)     (25)
Interest rate swap (5/1/99 - 4/30/09)        (1)  1998        9,675        -          74      74   9,675       -      (325)    (325)
Interest rate swap  (8/20/98 - 8/20/08)      (1)  1998        7,500        -         141     141   7,500       -      (165)    (165)
Interest rate swap (8/28/98 - 8/5/99)        (1)  1998        6,185        -           3       3   6,185       -        15       15
RITES -Villas at Sonterra                (4),(5)  1998            5       34         (34)      -       5      35        72      107
RITES -Queen Anne IV                     (4),(5)  1998           65       65         (65)      -      65      65        32       97
RITES -Oklahoma City pool                (4),(5)  1998          195      247        (247)      -     195     250       (55)     195
RITES -Olde English                      (4),(5)  1999           76       97         (97)      -       -       -         -        -
Club West Total Return Swap
  (3/29/99 - 9/28/00)                        (1)  1999        7,960        -        (159)   (159)      -       -         -        -
Willow Key Total Return Swap
  (3/29/99 - 8/19/01)                        (1)  1999       17,440        -        (697)   (697)      -       -         -        -
P-FLOATS -Riverset                           (5)  1999        7,420    7,420           -   7,420       -       -         -        -
RITES -Palisades Park                    (4),(5)  1999          100       97         (97)      -       -       -         -        -
RITES -Rillito                           (4),(5)  1999           65       65         (65)      -       -       -         -        -
Palisades Park Interest rate swap
  (4/16/99 - 9/1/06)                         (1)  1999        9,600        -         198     198       -       -         -        -
                                                                    -------- ----------- --------       --------  -------- ---------

   Total other bond related investments                             $ 13,057     $   639 $13,696        $ 14,009  $ (2,340)$ 11,669
                                                                    ======== =========== ========       ========  ======== =========

(1) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(2) These assets were sold in March 1999. (See Note 3 to the consolidated financial statements.)
(3) This swap agreement was terminated in February 1999.
(4) The fair value of these investments is negative at June 30, 1999. The aggregate negative fair value of the investments of
    ($1,963) was included in guaranty liability for financial reporting purposes.  The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(5) Investment held by MuniMae Investments, a wholly owned subsidiary of TE Bond Sub.


         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the three months ended June 30, 1999, the Company purchased and/or sold interests in one bond which it previously securitized.

         In March 1999, the Company sold the $9.7 mortgage revenue bond collateralized by the Palisades Park apartment community located in Universal City, Texas through the Merrill Lynch P-FLOATs(sm) program. In April 1999, the Company purchased the $100,000 (par-value) Palisades Park RITES(sm) for $129,100. The Company recognized a gain of $0.2 million on this transaction.

         In conjunction with the sale of the $6.9 million Rillito Village taxable loan in March 1999, the Company entered into a total return swap with Merrill Lynch which replicated the total return on the Rillito Village taxable loan financed at a rate based on one month LIBOR (the London Interbank Offered
Rate) rate plus 1.0%. The total return swap was terminated on April 30, 1999 upon the issuance of two tax-exempt mortgage revenue bonds, a $6.3 million Series A bond and a $1.0 million Series B bond. Upon issuance of the Rillito $6.3 million Series A mortgage revenue bond, Merrill Lynch placed the bond into a trust and P-FLOATs(sm) and RITES(sm) were sold from the trust. In May 1999, the Company purchased the $65,000 (par-value) Rillito RITES(sm) for $83,825. The Company also purchased an interest in the Rillito Series B bond discussed further in Note 4.

NOTE 6 - INVESTMENT IN PARITY WORKING CAPITAL LOANS, DEMAND
NOTES  AND OTHER LOANS

         In April 1999, the Company originated a $19.9 million taxable mortgage loan collateralized by a 656-unit multifamily apartment community known as Honey Creek located in Dallas, Texas. This short term financing was made pending the issuance of a tax-exempt mortgage revenue bond. The loan has an interest rate of 8.0%.

         In conjunction with the bond investments discussed in Note 4, the Company made four taxable second loans in the second quarter totaling $2.4 million. The interest rate on these taxable second loans is 8.0% and the maturity dates range from June 2012 to June 2015.

NOTE 7 - EARNINGS PER SHARE

          The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for Common Shares for the three and six months ended June 30, 1999 and 1998:


                                             Municipal Mortgage & Equity, LLC
                                          Reconciliation of Basic and Diluted EPS

                                   For the three months ended June 30, 1999       For the three months ended June 30, 1998
                                  (in thousands, except share and per share data)(in thousands, except share and per share data)
                                  -------------------------------------------    -------------------------------------------

                                     Income         Shares       Per Share          Income         Shares       Per Share
                                  (Numerator)    (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                                  -------------  -------------  -------------    -------------  -------------  -------------

Basic EPS

Income allocable to comon shares       $ 6,417     16,803,650         $ 0.38          $ 5,768     14,363,999         $ 0.40
                                                                =============                                  =============

Effect of Dilutive Securities

Options and deferred shares                  -        244,822                               -        229,051

Convertible preferred shares
  to the extent dilutive                   131        427,074                             363        954,100
                                  -------------  -------------                   -------------  -------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions            $ 6,548     17,475,546         $ 0.37          $ 6,131     15,547,150         $ 0.39
                                  =============  =============  =============    =============  =============  =============


                                    For the six months ended June 30, 1999         For the six months ended June 30, 1998
                                  (in thousands, except share and per share data)(in thousands, except share and per share data)
                                  -------------------------------------------    -------------------------------------------
                                     Income         Shares       Per Share          Income         Shares       Per Share
                                  (Numerator)    (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                                  -------------  -------------  -------------    -------------  -------------  -------------

Basic EPS

Income allocable to comon shares      $ 14,473     16,806,381         $ 0.86         $ 11,298     13,853,289         $ 0.82
                                                                =============                                  =============

Effect of Dilutive Securities

Options and deferred shares                  -        233,504                               -        223,802

Convertible preferred shares
  to the extent dilutive                   131        213,537                             582        748,402
                                  -------------  -------------                   -------------  -------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions           $ 14,604     17,253,422         $ 0.85         $ 11,880     14,825,493         $ 0.80
                                  =============  =============  =============    =============  =============  =============

NOTE 8 - DISTRIBUTIONS

         On July 7, 1999, distributions for the three months ended June 30, 1999 were declared for shareholders of record on July 19, 1999 and paid on August 2, 1999. The per share distributions are shown in the following table:





                                                                                       Preferred Capital
                                                Common        Preferred Shares        Distribution Shares
                                                           ------------------------ -------------------------
                                                Shares      Series I    Series II    Series I     Series II
                                              -----------  -----------  ----------- ------------ ------------

Distributions paid on May 3, 1999
to holders of record on April 19, 1999:
    For the three months ended
    March 31, 1999 (1)                          $ 0.3950      $ 29.98      $ 42.19      $ 30.51      $ 54.49

Distributions paid on August 2, 1999
to holders of record on July 19, 1999:
    For the three months ended
    June 30, 1999                               $ 0.4000      $ 13.74      $ 15.00      $ 10.55      $ 10.00



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

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual cash available for distributions ("CAD") to Common Shares. This payout ratio approximated 95.3% and 95.7% of CAD for the three months ended June 30, 1999 and 1998, respectively.

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

Results of Operations

Quarterly Results Analysis

         Total income for the three months ended June 30, 1999 increased by approximately $2.4 million over the same period last year due primarily to an increase in interest income on investments of approximately $2.3 million.

         Operating expenses for the three months ended June 30, 1999 increased by approximately $0.3 million from the same period last year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees.

         The Company incurred interest expense of $0.9 million for the three months ended June 30, 1999 as a result of the Term Securitization Facility in March 1999 (see Note 3 to the consolidated financial statements).

         The Company recorded income allocable to preferred shareholders of a subsidiary company of $0.5 million for the three months ended June 30, 1999 (see
Note 2 to the consolidated financial statements). Quarterly income allocable to the preferred shareholders of the subsidiary company are expected to be $1.4 million per quarter subsequent to June 30, 1999.

Year-to-Date Results Analysis

         Total income for the six months ended June 30, 1999 increased by approximately $5.2 million over the same period last year due primarily to an increase in interest income on investments of approximately $3.8 million and an increase in gain on sale of investments of $1.0 million.

         Operating expenses for the six months ended June 30, 1999 increased by approximately $0.3 million from the same period last year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees offset by recovery of valuation allowances of $0.5 million.

         The Company incurred interest expense of $0.9 million for the six months ended June 30, 1999 as a result of the Term Securitization Facility in March 1999 (see Note 3).

         The Company recorded income allocable to preferred shareholders of a subsidiary company of $0.5 million for the six months ended June 30, 1999 (see
Note 2 to the consolidated financial statements).

New Accounting Pronouncement

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This standard requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At this time, the Company is still assessing the impact of SFAS No. 133 on its financial condition and results of operations.

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

         As discussed below, in March 1999, the Company converted a portion of its investment in the Merrill Lynch P-FLOATs(sm) program into a longer term securitization facility. Going forward, the Company intends to use a combination of this longer term securitization facility and the Merrill Lynch P-FLOATs(sm) securitization program. The P-FLOATs(sm) program allows the Company to securitize bonds relatively quickly and allows the Company to purchase interests in bonds it has previously securtized. A longer term securitization facility allows the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and allows the Company to reduce its exposure to interest rate swaps. The combination of these two vehicles allows the Company the flexibility it needs to finance acquisitions.

         In the second quarter, the Company participated in $65.6 million of investment transactions.

Preferred Share Equity Offering

         On May 27, 1999, TE Bond Sub sold to institutional investors 42 shares of $2,000,000 par-value 6 7/8 % Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Common Shares and Term Growth Shares of the Company. Cash distributions on the Series A Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October
31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with this transaction, the Company contributed certain of its assets to TEI Holdings, who in turn, contributed certain of its assets to TE Bond Sub and its subsidiaries. The assets of TE Bond Sub and its subsidiaries, while controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in Note 4 and in footnotes to the Other Bond Related Investments table in Note 5. The fair value of such assets aggregated $362.5 million at June 30, 1999.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds which, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank, which has to date been Merrill Lynch, which, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust (the "senior interests" or the "P-FLOATS(sm)"), which have first priority on the cash flow from the bonds, are sold to accredited qualified third party investors. The Company purchases the residual interests (or the "RITES(sm)") in the trust and receives the proceeds from the sale of the senior interests less certain transaction costs. The Company may also purchase, for investment purposes, RITES(sm) in bonds that it did not own, in which case no proceeds are received. The RITES(sm) are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation on the P-FLOATS(sm). The Company recognizes taxable capital gains (or losses) upon the sale of its bonds.

         Merrill Lynch provides liquidity to the trust and credit enhancement to the bonds which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one year terms and are renewable annually by Merrill Lynch. To the extent that Merrill Lynch is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the RITES(sm) would decrease, which would negatively impact CAD. If the credit enhancer did not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the RITES(sm). If the Company is forced to liquidate its investment in the RITES(sm) and potentially, the related swaps, the Company would recognize gains or losses on the liquidation for net income, tax reporting and CAD, which may be significant depending on market conditions. As of June 30, 1999, $108.9 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement. The Company has already extended, in advance, the liquidity and credit enhancement of the $108.9 million of senior interests through June 15, 2000 and September 15, 2000, respectively. In addition, the Company entered an agreement whereby the liquidity and credit enhancement facilities will be automatically extended for sixth months increments subsequent to June 15, 2000 and September 15, 2000 and each six month anniversary thereafter unless notified by Merrill Lynch six months in advance of their termination of the facilities. The Company continues to review alternatives which would reduce and diversify credit risks.

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

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own, but in which it now holds a residual interest. During the second quarter of 1999, the Company purchased and/or sold interests in one bond which it previously securitized.

Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet financing classified as long term debt and senior interests to its investments, which it considers to be off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests to its investments. Under this method, the Company's leverage ratio at June 30, 1999 was approximately 39%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Term Securitization Facility

          In March 1999, the Company consummated a transaction with Merrill Lynch which converted a portion of its investment in the P-FLOATs(sm) program into a longer term securitization facility. As a result, this transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and the swap agreements, (b) reduce the annual financing costs and (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments.

         In order to facilitate this transaction, two bonds ($67.8 million par-value) were deposited into a new securitization trust (the "Term Securitization Facility") (see discussion in Note 3 to the consolidated financial statements). Two classes of certificates were sold out of the Term Securitization Facility: Class A and Class B trust certificates. The $67.0 million par-value Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. The $0.8 million par-value Class B certificates were purchased by TE Bond Sub. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 or November 15, commencing February 15, 2000, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization
Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility.

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

Cash Flow

         At June 30, 1999, the Company had cash and cash equivalents of approximately $46.3 million.

         Cash flow from operating activities was $13.6 million and $12.3 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash flow for 1999 versus 1998 is due primarily to an increase in income from new investments.

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

         For the three months ended June 30, 1999 and 1998, cash available for distribution to Common Shares was $7.1 million and $5.7 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended June 30, 1999 and 1998 were $6.8 million and $5.5 million, respectively. The Company's Common Share dividend for the three months ended June 30, 1999 of $0.40 represents a payout ratio of 95.3% of CAD. The Company's Common Share dividend for the three months ended June 30, 1998 of $0.38 represents a payout ratio of 95.7% of CAD.

         The Company expects to meet its cash needs in the short term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, securitization proceeds and the Preferred Share equity offering proceeds raised in May 1999. The Company's business plan includes making additional investments during the remainder of 1999 which will be funded through securitizations and the May 1999 Preferred Share Offering discussed above. Cash not used as set forth above may be used to reduce the total amount of senior interests in the Company's securitized facilities.

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

Year 2000 Compliance

         The Company is evaluating Year 2000 compliance issues, including exposure related to vendors, borrowers, software and other systems to determine whether internal and external concerns have been addressed. The Company has established a Year 2000 Project Committee to oversee this evaluation and implementation. The Company's internal goal is to be 100% compliant by September 30, 1999. As of the date of this writing, all testing to determine Year 2000 compliance was completed by June 30, 1999. Anything identified as not being Year 2000 compliant should be upgraded or replaced prior to September 30, 1999.

         As disclosed in Note 10 - Related Party Transactions, to the Company's 1998 Form 10-K, the Company directly reimburses an affiliate for certain administrative services which include shared information systems. The file server hardware and software used by the affiliate and the Company have already been upgraded to Year 2000 compliant systems. All desktop hardware and operating systems owned by the Company have been inventoried and evaluated; the Company will upgrade or replace any non-compliant equipment by September 30, 1999. The accounting software shared by the Company and the affiliate already contains four-digit year data fields and should present no Year 2000 problems. Also, the payroll hardware and software shared by the Company and the affiliate has been converted to Year 2000 compliant systems.

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




PART II. OTHER INFORMATION


Item 5. Other Information

Securities Sale

         On May 27, 1999, TE Bond Sub sold 42 shares of $2,000,000 par-value 6 7/8 % Series A Cumulative Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares were offered and sold to "qualified institutional buyers" through Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Legg Mason Wood Walker, Incorporated, without being registered under the Securities Act pursuant to the exemption afforded by Rule 144A under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1 Amendment No. 1 to the Amended and Restated Certificate of Formation and Operating Agreement of the Company (filed as Item 6 (a) Exhibit 3.1 to the Company's report on Form 10-Q, filed with the
                           Commission on May 14, 1998 and incorporated by reference herein).

                  3.2 By-laws of the Company (filed as Item 16 Exhibit 4.2 to the Company's Registration Statement on Form S-3/A
                           - Amendment #1, File No. 333- 56049, filed with the Commission on June 29, 1998 and incorporated by reference herein).

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1999.

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

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By: /s/ Mark K. Joseph
       Mark K. Joseph
       Chairman of the Board, Chief Executive Officer
       (Principal Executive Officer), and  Director

By: /s/ Gary Mentesana
       Gary Mentesana
       Chief Financial Officer (Principal Financial Officer and
         Principal Accounting Officer)

DATED: August 12, 1999

INDEX TO EXHIBITS


Exhibit
Number                              Document
------                              -------

27                                  Financial Data Schedule