Form 10-Q
period 1999-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 1999-11-10
CIK 1003201

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                               FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of
                    Securities Exchange Act of 1934

For the quarterly period ended:                      Commission file number:
       September 30, 1999                                 001-11981
      -------------------                                 ---------


                     MUNICIPAL MORTGAGE & EQUITY, LLC
           (Exact Name of Registrant as Specified in Its Charter)

               Delaware                    52-1449733
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

The Company had 17,401,202 Common Shares outstanding as of November 5, 1999, the latest practicable date.

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



                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data) (unaudited)

                                                                                 September 30,          December 31,
                                                                                      1999                  1998
                                                                                -----------------     -----------------
ASSETS
Cash and cash equivalents                                                          $      31,450        $       23,164
Interest receivable                                                                        3,862                 2,859
Investment in mortgage revenue bonds, net (Note 4)                                       285,913               201,858
Investment in mortgage revenue bonds pledged, net (Note 4)                               148,442                96,566
Investment in other bond related investments, net (Note 5)                                 7,892                16,419
Investment in parity working capital loans, demand
    notes and other loans, net                                                            28,253                17,246
Other assets                                                                               1,349                   682
Restricted assets                                                                          7,479                 5,367
                                                                                -----------------     -----------------
Total assets                                                                       $     514,640       $       364,161
                                                                                =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                              $       2,813       $         2,484
Unearned revenue                                                                           1,111                   721
Guaranty liability                                                                         5,527                 5,504
Long-term debt (Note 3)                                                                   67,000                     -
                                                                                -----------------     -----------------
Total liabilities                                                                         76,451                 8,709
                                                                                -----------------     -----------------

Commitments and contingencies                                                                  -                     -

Preferred shareholders' equity in a subsidiary company (Note 2)                           81,597                     -

Shareholders' equity:
Preferred shares:
    Series I (14,933 and 15,590 shares issued and outstanding, respectively)              10,104                10,985
    Series II (7,226 and 7,350 shares issued and outstanding, respectively)                5,740                 5,970
Preferred capital distribution shares:
    Series I (7,798 and 8,325 shares issued and outstanding, respectively)                 3,755                 4,351
    Series II (3,164 and 3,535 shares issued and outstanding, respectively)                1,639                 1,958
Term growth shares (2,000 shares issued and outstanding)                                     156                   105
Common shares (16,947,215 shares, including 16,938,446 issued, and 8,769 deferred shares at September 30, 1999 and 16,944,882 shares, including
    16,938,446 issued, and 6,436 deferred shares at December 31, 1998)                   311,036               310,109
Less common shares held in treasury at cost (140,460 shares
    and 153,832, respectively)                                                            (2,355)               (2,555)
Less unearned compensation  - deferred shares                                             (2,447)               (2,892)
Accumulated other comprehensive income                                                    28,964                27,421
                                                                                -----------------     -----------------
Total shareholders' equity                                                               356,592               355,452
                                                                                -----------------     -----------------

Total liabilities and shareholders' equity                                         $     514,640       $       364,161
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

                                                MUNICIPAL MORTGAGE & EQUITY, LLC
                                                CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except share and per share data)
                                                           (unaudited)

                                                                  For the three months ended         For the nine months ended
                                                                        September 30,                      September 30,
                                                                -------------------------------    -------------------------------
                                                                    1999            1998                1999            1998
                                                                -------------- ----------------    ---------------  --------------
INCOME:
Interest on mortgage revenue bonds and other bond related
  investments                                                        $ 10,144          $ 6,198           $ 26,251        $ 17,319
Interest on parity working capital loans, demand notes and
  other loans                                                             566            1,204              1,637           3,419
Interest on short-term investments                                        391              493              1,075           1,033
Net gain on sales                                                           -                -              1,478             524
Other income                                                              534              443              1,372           1,057
                                                                -------------- ----------------    ---------------  --------------
Total income                                                           11,635            8,338             31,813          23,352
                                                                -------------- ----------------    ---------------  --------------
EXPENSES:
Operating expenses                                                      1,989            1,014              4,749           3,502
Interest expense                                                          846                -              1,746               -
                                                                -------------- ----------------    ---------------  --------------
Total expenses                                                          2,835            1,014              6,495           3,502
                                                                -------------- ----------------    ---------------  --------------
Net income before distributions to preferred shareholders
  in a subsidiary company
                                                                        8,800            7,324             25,318          19,850
Income allocable to preferred shareholders in a subsidiary
  company                                                               1,444                -              1,989               -
                                                                -------------- ----------------    ---------------  --------------
Net income                                                           $  7,356          $ 7,324           $ 23,329        $ 19,850
                                                                ============== ================    ===============  ==============
Net income allocated to:
      Preferred shares:
        Series I                                                     $    232          $   229           $    816        $    659
                                                                ============== ================    ===============  ==============
        Series II                                                    $    123          $   116           $    408        $    373
                                                                ============== ================    ===============  ==============
      Preferred capital distribution shares:
        Series I                                                     $     96          $    97           $    352        $    289
                                                                ============== ================    ===============  ==============
        Series II                                                    $     40          $    41           $    133        $    139
                                                                ============== ================    ===============  ==============
      Term growth shares                                             $    156          $   149           $    438        $    400
                                                                ============== ================    ===============  ==============
      Common shares                                                  $  6,709          $ 6,692           $ 21,182        $ 17,990
                                                                ============== ================    ===============  ==============
Basic net income per share:
      Preferred shares:
        Series I                                                     $  15.52          $ 14.66           $  54.62        $  42.25
                                                                ============== ================    ===============  ==============
        Series II                                                    $  17.07          $ 15.79           $  56.51        $  50.75
                                                                ============== ================    ===============  ==============
      Preferred capital distribution shares:
        Series I                                                     $  12.40          $ 11.66           $  45.18        $  34.71
                                                                ============== ================    ===============  ==============
        Series II                                                    $  12.60          $ 11.47           $  41.96        $  39.26
                                                                ============== ================    ===============  ==============
Net income per common share:
      Basic                                                          $   0.40          $  0.41           $   1.26        $   1.23
                                                                ============== ================    ===============  ==============
      Diluted                                                        $   0.39          $  0.41           $   1.24        $   1.21
                                                                ============== ================    ===============  ==============
Weighted average common shares outstanding:
      Basic                                                        16,805,960       16,307,957         16,806,229      14,680,503
                                                                ============== ================    ===============  ==============
      Diluted                                                      17,508,274       16,487,050         17,338,361      15,388,337
                                                                ============== ================    ===============  ==============

The accompanying notes are an integral part of these financial statements.

                                              MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (In thousands)
                                                       (unaudited)

                                                                 For the three months ended     For the nine months ended
                                                                        September 30,                 September 30,
                                                                 ----------------------------  ----------------------------
                                                                     1999           1998           1999           1998
                                                                 --------------  ------------  --------------  ------------


Net income                                                             $ 7,356       $ 7,324        $ 23,329      $ 19,850
                                                                 --------------  ------------  --------------  ------------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period         (2,291)         (236)            756           470
    Less: reclassification adjustment for (gains) losses
          included in net income                                             -             -             787          (471)
                                                                 --------------  ------------  --------------  ------------
Other comprehensive income (loss)                                       (2,291)         (236)          1,543            (1)
                                                                 --------------  ------------  --------------  ------------

Comprehensive income                                                   $ 5,065       $ 7,088        $ 24,872      $ 19,849
                                                                 ==============  ============  ==============  ============


The accompanying notes are an integral part of these financial statements.


                                   MUNICIPAL MORTGAGE & EQUITY, LLC
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (unaudited)
                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                           1999                 1998
                                                                                     -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $ 23,329             $ 19,850
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
    Decrease in valuation allowance on loans                                                     (584)                  (6)
    Net gain on sales                                                                          (1,478)                (524)
    Income allocable to preferred shareholders of a subsidiary company                          1,989                    -
    Net amortization of premiums and discounts on investments                                     223                   83
    Depreciation                                                                                   44                   15
    Deferred share compensation expense                                                           445                  206
    Deferred shares issued under the Non-Employee Directors' Share Plans                           46                   42
    Director fees paid by reissuance of treasury shares                                            10                   14
    Increase in interest receivable                                                            (1,003)                (628)
    (Increase) decrease in other assets                                                          (651)                  13
    Increase in accounts payable and accrued expenses                                             329                  693
    Increase in unearned revenue, net                                                             390                  233
                                                                                     -----------------    -----------------
Net cash provided by operating activities                                                      23,089               19,991
                                                                                     -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds and other bond related investments
    and origination of other loans                                                           (126,993)            (112,485)
Purchases of furniture and equipment                                                              (60)                (192)
Net investment in restricted assets                                                            (2,112)              (4,281)
Net proceeds from sale of  investments                                                         58,597               33,988
Principal payments received                                                                       390                  217
                                                                                     -----------------    -----------------
Net cash used in investing activities                                                         (70,178)             (82,753)
                                                                                     -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares                                                                           -              112,316
Issuance of preferred shares in a subsidiary company                                           80,153                    -
Retirement of preferred shares                                                                   (927)              (1,044)
Proceeds from stock options exercised                                                               -                  288
Purchase of treasury shares                                                                      (289)                   -
Distributions                                                                                 (23,017)             (16,832)
Distributions to preferred shares in a subsidiary company                                        (545)                   -
                                                                                     -----------------    -----------------
Net cash provided by financing activities                                                      55,375               94,728
                                                                                     -----------------    -----------------
Net increase in cash and cash equivalents                                                       8,286               31,966

Cash and cash equivalents at beginning of period                                               23,164                7,370
                                                                                     -----------------    -----------------
Cash and cash equivalents at end of period                                                   $ 31,450             $ 39,336
                                                                                     =================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid                                                                                $  1,290             $      -
                                                                                     =================    =================
DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility (see Note 3)                                 $ 67,000             $      -
                                                                                     =================    =================


The accompanying notes are an integral part of these financial statements.

                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999
                                                 (In thousands, except share data)
                                                            (unaudited)


                                                                                                              Accumulated
                                                  Preferred Capital                                             Other
                              Preferred Shares   Distribution Shares Term Growth Common  Treasury Unearned   Comprehensive
                           ---------- ---------- ---------- --------
                            Series I   Series II Series I  Series II  Shares     Shares   Shares Compensation  Income       Total
                           ---------- ---------- --------- --------- --------- --------- -------- ----------  --------    ---------

Balance, January 1, 1999   $  10,985     $  5,970 $ 4,351  $  1,958   $   105  $ 310,109 $(2,555)$  (2,892)   $ 27,421    $ 355,452
    Net income                   816          408     352       133       438     21,182       -         -           -       23,329
    Unrealized gains on
      investments, net of
      reclassifications            -            -       -         -         -          -       -         -       1,543        1,543
    Distributions             (1,234)        (537)   (673)     (247)     (387)   (19,939)      -         -           -      (23,017)
    Purchase of treasury
      shares                       -            -       -         -         -          -    (289)        -           -         (289)
    Reissuance of treasury
      shares                       -            -       -         -         -       (479)    489         -           -           10
    Deferred shares issued
      under the
      Non-Employee Directors'
      Share Plans                  -            -       -         -         -         46       -         -           -           46
    Retirement of preferred
      shares                    (463)        (101)   (275)     (205)        -        117       -         -           -         (927)
    Amortization of deferred
      compensation                 -            -       -         -         -          -       -       445           -          445
                            -------- ------------ --------- -------- --------- --------- -------- ---------- --------- ------------

Balance, September 30, 1999 $ 10,104      $ 5,740 $ 3,755   $ 1,639   $   156  $ 311,036 $(2,355) $ (2,447)   $ 28,964    $ 356,592
                            ========= ============ ======== ======== ========= ========= ======== ========== ========= ============

 SHARE ACTIVITY:
Balance, January 1, 1999      15,590        7,350   8,325     3,535     2,000 16,791,050 153,832
    Purchase of treasury
      shares                       -            -       -         -         -    (15,000) 15,000
    Reissuance of treasury
      shares                       -            -       -         -         -     28,372 (28,372)
    Retirement of preferred
      shares                    (657)        (124)   (527)     (371)        -          -       -
    Deferred shares issued
      under the Non-Employee
      Directors' Share Plans       -            -       -         -         -      2,333       -
                            --------- ------------ -------- -------- --------- --------- --------
Balance, September 30, 1999   14,933        7,226   7,798     3,164     2,000 16,806,755 140,460
                            ========= ============ ======== ======== ======== ========== ========


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

         In February 1999, MuniMae TEI Holdings, LLC ("TEI Holdings") was organized as a wholly owned subsidiary of the Company to invest in and otherwise deal in tax-exempt bonds and related tax-exempt investments. MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), a limited liability company wholly owned by TEI Holdings, was organized in February 1999 for the same purposes. Also in February 1999, MMA Credit Enhancement I, LLC ("MMACE I, LLC") was organized as a wholly owned subsidiary of TE Bond Sub to provide credit enhancement for and on behalf of securitizations by TE Bond Sub and to pledge all or any portion of its assets in connection with providing credit enhancement for such securitizations. The consolidated financial statements of the Company include the Company, the entities above, The SCA Tax Exempt Trust, MuniMae Servicing, MuniMae Investments, MMA Servicing and the MuniMae Compensation Trust. See Note 1 to the financial statements appearing in the Company's 1998 Annual Report on Form 10-K (the "Company's 1998 Form 10-K").

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

NOTE 2 - PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY

         On May 27, 1999, TE Bond Sub sold to institutional investors 42 shares of $2,000,000 par-value 6 7/8 % Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Company. Cash distributions on the Series A Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with this transaction, the Company contributed certain of its assets to TEI Holdings, which in turn contributed certain of its assets to TE Bond Sub and its subsidiaries. The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in Note 4 and in footnotes to the Other Bond Related Investments table in Note 5. The fair value of such assets aggregated $375.3 million at September 30, 1999.

NOTE 3 - TERM SECURITIZATION FACILITY

         In March 1999, the Company consummated a transaction with an affiliate of Merrill Lynch, Pierce, Fenner, & Smith Incorporated ("Merrill Lynch") that converted a portion of its investment in the P-FLOATs(sm) program into a longer term securitization facility. As a result, this facility enabled the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts (defined in Note 5) and the swap agreements. In order to facilitate this transaction, the Company sold to Merrill Lynch its $0.7 million par-value RITES(sm) (defined in Note 5) investments in two P- FLOATs(sm) trusts containing the Gannon-Dade bond ($55.1 million) and the Whispering Palms bond ($12.7 million) for $1.0 million. Merrill Lynch then collapsed the Gannon-Dade and Whispering Palms P-FLOATs(sm) trusts and deposited the bonds ($67.8 million) into a new securitization trust (the "Term Securitization Facility").

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

         In conjunction with this transaction, the Company purchased the outstanding P-FLOATs(sm) in the Cedar Run P-FLOATs(sm) trust. The Company then collapsed the Cedar Run P-FLOATs(sm) trust and became the holder of the Cedar Run bond. The Company contributed the Cedar Run bond, along with three other investments to MuniMae Investments. MuniMae Investments, in turn, contributed these assets to TEI Holdings. TEI Holdings then contributed these assets to TE Bond Sub, who in turn contributed these four investments having a total principal amount of $59.6 million (the "Credit Enhancement Assets") to MMACE I, LLC. MMACE I, LLC provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, MMACE I, LLC pledged the Credit Enhancement Assets to the Term Securitization Facility.

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

          The following table provides certain information with respect to the bonds held by the Company at September 30, 1999 and December 31, 1998.


                                                                                            September 30, 1999
                                                                                -------------------------------------------
                                                             Base                 Face    Amortized  Unrealized    Fair
Investment in Mortgage                           Year      Interest  Maturity    Amount     Cost     Gain (Loss)  Value
Revenue Bonds                                  Acquired      Rate      Date      (000s)    (000s)      (000s)      (000s)
---------------------------------              ---------- --------- ----------- --------- ---------- ------------ ---------
Participating Bonds (1):
    Alban Place                  (2), (4),(12) 1986          7.875 Oct. 2008 $  10,065  $  10,065     $    260  $ 10,325
    Creekside Village            (2),(12)      1987          7.500 Nov. 2009    11,760      7,396          289     7,685
    Emerald Hills                (2),(12)      1988          7.750 Apr. 2008     6,725      6,725        1,848     8,573
    Lakeview Garden              (2),(12)      1987          7.750 Aug. 2007     9,003      4,919          189     5,108
    Newport-on-Seven             (2),(12)      1986          8.125 Aug. 2008    10,125      7,898        2,327    10,225
    North Pointe                 (2),(4),(12)  1986          7.875 Aug. 2006    25,185     12,738        5,605    18,343
    Northridge Park              (2),(12)      1987          7.500 June 2012     8,815      8,815           34     8,849
    Riverset                     (2),(4),(12)  1988          7.875 Nov. 1999    19,000     19,000          (40)   18,960
    Southfork Village             (2),(8)      1988          7.875 Jan. 2009    10,375     10,375        2,761    13,136
    Stone Mountain               (7),(11)      1997          7.875 Oct. 2027    33,900     35,243       (1,004)   34,239
    Villa Hialeah                (2),(14)      1987          7.875 Oct. 2009         -          -            -         -
    Mountain View (Willowgreen)  (2), 12)      1986          8.000 Dec. 2010     9,275      6,770          961     7,731
    The Crossings                  (11)        1997          8.000 July 2007     6,927      6,834          564     7,398
    Palisades Park                             1998          7.125 Aug. 2028         -          -            -         -
    The Villas                     (11)        1999          7.125 Jun. 2034     8,850      8,743          106     8,849
    Cobblestone                    (11)        1999          7.125 Sep. 2039     6,800      6,732           68     6,800
                                                                                        ---------- ------------ ---------

    Subtotal participating bonds                                                          152,253       13,968   166,221
                                                                                        ---------- ------------ ---------

Non-Participating Bonds:
    Riverset Phase II                          1996          9.500 Oct. 2019       110        105            8       113
    Charter House                              1996          7.450 July 2026        30         30            -        30
    Hidden Valley                  (11)        1996          8.250 Jan. 2026     1,660      1,660          141     1,801
    Oakbrook                       (11)        1996          8.200 July 2026     3,135      3,164          206     3,370
    Torries Chase                  (11)        1996          8.150 Jan. 2026     2,030      2,030          136     2,166
    Gannon A Bond                (4),(11)      1998          7.125 Dec. 2029     3,500      3,500          (35)    3,465
    Italian Gardens                (11)        1998          7.250  May 2030     8,000      7,985           15     8,000
    Coleman Senior                 (11)        1998          7.250  May 2030     8,050      8,035           15     8,050
    Lake Piedmont (Nantucket)    (4),(11)      1998          7.725 Apr. 2034    19,140     19,046       (1,820)   17,226
    Orangevale                     (11)        1998          7.000 Oct. 2013     2,460      2,460          (12)    2,448
    Western Hills                (5),(11)      1998          7.750 Dec. 2029     3,040      3,040         (121)    2,919
    Oakmont/Towne Oaks             (11)        1998          7.200 Jan. 2034    11,278     11,256           22    11,278
    Briarwood                                  1998          6.950 Apr. 2023    13,221     13,221          (71)   13,150
    Gannon - Dade                (9),(11)      1998          7.125 Dec. 2029    55,050     55,325         (826)   54,499
    Gannon - Whispering          (9),(11)      1998          7.125 Dec. 2029    12,750     12,814         (191)   12,623
    Gannon - Cedar Run           (4),(11)      1998          7.125 Dec. 2025    13,200     13,239         (170)   13,069
    Wheeler Creek                   (6)        1999          6.000 Jan. 2002        51         51            -        51
    La Paloma                      (10)        1999          7.500 May. 2030     4,378      4,312         (223)    4,089
    Pavillion                      (10)        1999          7.500 May. 2030     5,100      5,024         (260)    4,764
    Parkwood                       (11)        1999          7.125 Jun. 2035     3,910      3,842          (66)    3,776
    Delta Village                  (11)        1999          7.125 Jun. 2035     2,011      1,976          (21)    1,955
    Sahuarita                    (10),(11)     1999          8.000 Jun. 2029        51         39            7        46
    Shadowbrook                  (10),(11)     1999          7.750 Jun. 2029     5,780      5,768          128     5,896
    Woodmark                     (10),(11)     1999          8.000 Jun. 2039    10,200     10,073          128    10,201
    Country Club                 (10),(11)     1999          7.750 Jul. 2029     2,490      2,459          (43)    2,416
    Paola                        (10),(11)     1999          7.750 Jul. 2029     1,050      1,037          (18)    1,019
    Cielo Vista                    (11)        1999          7.125 Aug. 2034     9,550      9,477           73     9,550
    Villa Hialeah - refunded       (14)        1987          7.875 Oct. 2009    10,250      8,004        1,055     9,059

                                                                                        ---------- ------------ ---------

    Subtotal non-participating bonds                                                      208,972       (1,943)  207,029
                                                                                        ---------- ------------ ---------

Participating Subordinate Bonds (1):
    Barkley Place                (3),(13)      1995         16.000 Jan. 2030     3,480      2,445        2,682     5,127
    Gilman Meadows               (3),(13)      1995          3.000 Jan. 2030     2,875      2,530        1,864     4,394
    Hamilton Chase               (3),(13)      1995          3.000 Jan. 2030     6,250      4,140          160     4,300
    Mallard Cove I               (3),(13)      1995          3.000 Jan. 2030     1,670        798          582     1,380
    Mallard Cove II              (3),(13)      1995          3.000 Jan. 2030     3,750      2,429        1,210     3,639
    Meadows                      (3),(13)      1995         16.000 Jan. 2030     3,635      3,716          415     4,131
    Montclair                    (3),(4),(13)  1995          3.000 Jan. 2030     6,840      1,691        3,082     4,773
    Newport Village              (3),(13)      1995          3.000 Jan. 2030     4,175      2,973        1,340     4,313
    Nicollet Ridge               (3),(4),(13)  1995          3.000 Jan. 2030    12,415      6,075        1,088     7,163
    Steeplechase                 (3),(13)      1995         16.000 Jan. 2030     5,300      4,224           29     4,253
    Whispering Lake              (3),(4),(13)  1995          3.000 Jan. 2030     8,500      4,779        4,672     9,451
    Riverset Phase II                          1996         10.000 Oct. 2019     1,489          -        1,249     1,249
                                                                                        ---------- ------------ ---------

    Subtotal participating subordinate bonds                                               35,800       18,373    54,173
                                                                                        ---------- ------------ ---------

Non-Participating Subordinate Bonds:
    Independence Ridge             (11)        1996         12.500 Dec. 2015     1,045      1,045           73     1,118
    Locarno                        (11)        1996         12.500 Dec. 2015       675        675          101       776
    Cinnamon Ridge                             1999          5.000 Jan. 2015     1,899      1,285            6     1,291
    Olde English                   (11)        1998         10.000 Nov. 2033     1,030      1,025          (98)      927
    Rillito B Bond                             1999         10.000 Dec. 2033       860        856          (82)      774
    Farmington Meadows             (11)        1999          8.000 Jun. 2039     2,000      1,955           91     2,046
                                                                                        ---------- ------------ ---------

    Subtotal non-participating subordinate bonds                                            6,841           91     6,932
                                                                                        ---------- ------------ ---------


Total investment in mortgage revenue bonds                                              $ 403,866     $ 30,489  $434,355

                                                                                        ========== ============ =========



                                                                                           December 31, 1998
                                                                               ------------------------------------------
                                                           Base                  Face    Amortized  Unrealized
Investment in Mortgage                         Year      Interest  Maturity     Amount     Cost     Gain (Loss) Fair Value
Revenue Bonds                                Acquired      Rate      Date       (000s)    (000s)      (000s)     (000s)
---------------------------------            ---------- ---------------------  -------------------- ----------- ---------
Participating Bonds (1):
    Alban Place                  (2), (4),(12) 1986          7.875 Oct. 2008 $  10,065  $  10,065     $ (1,067)  $ 8,998
    Creekside Village            (2),(12)      1987          7.500 Nov. 2009    11,760      7,396            -     7,396
    Emerald Hills                (2),(12)      1988          7.750 Apr. 2008     6,725      6,725        1,875     8,600
    Lakeview Garden              (2),(12)      1987          7.750 Aug. 2007     9,003      4,919            -     4,919
    Newport-on-Seven             (2),(12)      1986          8.125 Aug. 2008    10,125      7,898        2,227    10,125
    North Pointe                 (2),(4),(12)  1986          7.875 Aug. 2006    25,185     12,738        3,811    16,549
    Northridge Park              (2),(12)      1987          7.500 June 2012     8,815      8,815         (943)    7,872
    Riverset                     (2),(4),(12)  1988          7.875 Nov. 1999    19,000     19,000          (70)   18,930
    Southfork Village             (2),(8)      1988          7.875 Jan. 2009    10,375     10,375        2,451    12,826
    Stone Mountain               (7),(11)      1997          7.875 Oct. 2027    33,900     35,284          184    35,468
    Villa Hialeah                (2),(14)      1987          7.875 Oct. 2009    10,250      8,004            -     8,004
    Mountain View (Willowgreen)  (2), 12)      1986          8.000 Dec. 2010     9,275      6,770          756     7,526
    The Crossings                  (11)        1997          8.000 July 2007     6,975      6,883          518     7,401
    Palisades Park                             1998          7.125 Aug. 2028     9,728      9,541          187     9,728
    The Villas                     (11)        1999          7.125 Jun. 2034         -          -            -         -
    Cobblestone                    (11)        1999          7.125 Sep. 2039         -          -            -         -
                                                                                       ---------- ----------- ----------

    Subtotal participating bonds                                                          154,413        9,929   164,342
                                                                                       ---------- ----------- ----------

Non-Participating Bonds:
    Riverset Phase II                          1996          9.500 Oct. 2019       110        105           11       116
    Charter House                              1996          7.450 July 2026        30         30            1        31
    Hidden Valley                  (11)        1996          8.250 Jan. 2026     1,680      1,680          176     1,856
    Oakbrook                       (11)        1996          8.200 July 2026     3,165      3,195          113     3,308
    Torries Chase                  (11)        1996          8.150 Jan. 2026     2,050      2,050           84     2,134
    Gannon A Bond                (4),(11)      1998          7.125 Dec. 2029     3,500      3,500           70     3,570
    Italian Gardens              (5),(11)      1998          7.800 May 2030      8,000      7,985           95     8,080
    Coleman Senior               (5),(11)      1998          8.000 May 2030      8,050      8,035          116     8,151
    Lake Piedmont (Nantucket)    (4),(11)      1998          7.725 Apr. 2034    19,150     19,056          285    19,341
    Orangevale                     (11)        1998          7.000 Oct. 2013     2,543      2,543          (76)    2,467
    Western Hills                (5),(11)      1998          7.750 Dec. 2029     3,040      3,040            -     3,040
    Oakmont/Towne Oaks             (11)        1998          7.200 Jan. 2034    11,287     11,265            -    11,265
    Briarwood                                  1998          6.950 Apr. 2023    13,221     13,221            -    13,221
    Gannon - Dade                (9),(11)      1998          7.125 Dec. 2029         -          -            -         -
    Gannon - Whispering          (9),(11)      1998          7.125 Dec. 2029         -          -            -         -
    Gannon - Cedar Run           (4),(11)      1998          7.125 Dec. 2025         -          -            -         -
    Wheeler Creek                   (6)        1999          6.000 Jan. 2002         -          -            -         -
    La Paloma                      (10)        1999          7.500 May. 2030         -          -            -         -
    Pavillion                      (10)        1999          7.500 May. 2030         -          -            -         -
    Parkwood                       (11)        1999          7.125 Jun. 2035         -          -            -         -
    Delta Village                  (11)        1999          7.125 Jun. 2035         -          -            -         -
    Sahuarita                    (10),(11)     1999          8.000 Jun. 2029         -          -            -         -
    Shadowbrook                  (10),(11)     1999          7.750 Jun. 2029         -          -            -         -
    Woodmark                     (10),(11)     1999          8.000 Jun. 2039         -          -            -         -
    Country Club                 (10),(11)     1999          7.750 Jul. 2029         -          -            -         -
    Paola                        (10),(11)     1999          7.750 Jul. 2029         -          -            -         -
    Cielo Vista                    (11)        1999          7.125 Aug. 2034         -          -            -         -
    Villa Hialeah - refunded       (14)        1987          7.875 Oct. 2009         -          -            -         -

                                                                                       ----------  ----------- ---------

    Subtotal non-participating bonds                                                       75,705          875    76,580
                                                                                        ---------- ----------- ---------

Participating Subordinate Bonds (1):
    Barkley Place                (3),(13)      1995         16.000 Jan. 2030     3,480      2,445        3,055     5,500
    Gilman Meadows               (3),(13)      1995          3.000 Jan. 2030     2,875      2,530        2,233     4,763
    Hamilton Chase               (3),(13)      1995          3.000 Jan. 2030     6,250      4,140           91     4,231
    Mallard Cove I               (3),(13)      1995          3.000 Jan. 2030     1,670        798          707     1,505
    Mallard Cove II              (3),(13)      1995          3.000 Jan. 2030     3,750      2,429        1,446     3,875
    Meadows                      (3),(13)      1995         16.000 Jan. 2030     3,635      3,716           90     3,806
    Montclair                    (3),(4),(13)  1995          3.000 Jan. 2030     6,840      1,691        2,028     3,719
    Newport Village              (3),(13)      1995          3.000 Jan. 2030     4,175      2,973        2,171     5,144
    Nicollet Ridge               (3),(4),(13)  1995          3.000 Jan. 2030    12,415      6,075          973     7,048
    Steeplechase                 (3),(13)      1995         16.000 Jan. 2030     5,300      4,224            -     4,224
    Whispering Lake              (3),(4),(13)  1995          3.000 Jan. 2030     8,500      4,779        4,376     9,155
    Riverset Phase II                          1996         10.000 Oct. 2019     1,489          -        1,449     1,449
                                                                                       ----------  ----------- ---------

    Subtotal participating subordinate bonds                                               35,800       18,619    54,419
                                                                                        ---------- ----------- ---------

Non-Participating Subordinate Bonds:
    Independence Ridge             (11)        1996         12.500 Dec. 2015     1,045      1,045          230     1,275
    Locarno                        (11)        1996         12.500 Dec. 2015       675        675          108       783
    Cinnamon Ridge                             1999          5.000 Jan. 2015         -          -            -         -
    Olde English                   (11)        1998         10.000 Nov. 2033     1,030      1,025            -     1,025
    Rillito B Bond                             1999         10.000 Dec. 2033         -          -            -         -
    Farmington Meadows             (11)        1999          8.000 Jun. 2039         -          -            -         -
                                                                                        ---------- ----------- ---------

    Subtotal non-participating subordinate bonds                                            2,745          338     3,083
                                                                                        ---------- ----------- ---------


Total investment in mortgage revenue bonds                                              $ 268,663     $ 29,761   298,424

                                                                                        ========== =========== =========


 (1) These bonds also contain additional interest features contingent on available cash flow.
 (2) One of the original 22 bonds.
 (3) Series B Bonds derived from original 22 bonds.
 (4) These assets were pledged as collateral as of September 30, 1999.
 (5) The interest rate represents the rate during the construction or rehabilitation period which is anticipated to be one year for
 Western Hills. The permanent interest rate will be 7.25%
 for Italian Gardens and Coleman Senior and 7.0% for Western Hills.
 (6) The interest rate for the first 24 months of construction is 6% and thereafter the rate resets monthly based on 90% of the 30 day treasury bill.
 (7) The underlying bond is held in a trust; MMACE I, LLC pledged the Principal and Interest custodial receipt related to the underlying bond as collateral as of September 30, 1999.  The Company and TE Bond Sub own all of the custodial receipts related to the underlying bond.
 (8) The original bond was traunched into two smaller bonds with 87% ownership to TE Bond Sub and 13% ownership to TEI Holdings.
 The bond owned by TE Bond Sub was pledged as collateral as of September 30, 1999.
 (9) The underlying bonds are held in a trust;  TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.  (See Note 3 to the consolidated financial statements.)
 (10) The interest rate represents the rate during construction or rehabilitation period through completion and project stabilization. The permanent interest rate will be 6.71% for La Paloma and Pavillion, 7.125% for Sahuarita, 6.85% for Shadowbrook,
 7.125% for Woodmark, 7.25% for Country Club and Paola.
 (11) Investments held by TE Bond Sub or its subsidiaries. (See Note 2 to the consolidated financial statements.)
 (12) The underlying bonds are held in a trust; TE Bond Sub owns an 87% interest in the trust and TEI Holdings owns a 13% interest in the trust.
 (13) The underlying bonds are held in a trust; TE Bond Sub owns a 60.61% interest in the trust and TEI Holdings owns a 39.39%
 interest in the trust.
 (14) The Villa Hialeah bond was refunded in July 1999.  Prior to this refunding, the bond was participating.  Following the transaction, the new refunded bond is non-participating. As a result of the refunding, the original bond was reissued as two bonds with 87% ownership to TE Bond Sub and 13% ownership to TEI Holdings.

         In the third quarter, the Company originated $21.9 million in tax-exempt mortgage revenue bonds collateralized by five multifamily apartment communities with 780 units. The weighted average permanent interest rate on these investments is 7.2% and the maturity dates range from August 2034 to September 2039. The Company received $0.3 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment.

         Also in the third quarter, the $10.3 million participating mortgage revenue bond collateralized by the Villa Hialeah apartment community was exchanged for a new refunded bond with like principal amount. The bond was refunded in response to a decline in property performance that would have led to the property being unable to meet the contractual terms of the bond. The new refunded bond bears interest at 6.0% per annum and matures in August 2019. The new refunded bond does not contain additional interest features contingent on available cash flow. The Company received a $50,000 fee related to this transaction. These fees are recognized into income over the life of the investment.

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, investments owned by MMACE I, LLC have been pledged as collateral for the Term Securitization Facility discussed in Note 3. At September 30, 1999 the total carrying amount of the mortgage revenue bonds pledged as collateral was $148.4 million.

NOTE 5 - OTHER BOND RELATED INVESTMENTS AND FINANCIAL RISK
MANAGEMENT

         The Company's other bond related investments are primarily investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at September 30, 1999 and December 31, 1998.

                                                                                   September 30, 1999
                                                                  -----------------------------------------------------

                                                                    Face    Amortized  Unrealized     Fair Value
                                                         Year      Amount     Cost     Gain (Loss)Assests  Liabilities (4)
Other Bond Related Investments:                        Acquired    (000s)    (000s)     (000s)    (000s)     (000s)
---------------------------------------------          ---------  --------- ---------- --------- ----------------------


RITES -Indian Lakes                              (5)       1997      $  3,270  $ 3,404    $     14  $ 3,418   $       -
Interest rate swap (6/30/97 - 1/03/06)           (1)       1997         6,500        -           -        -           -
RITES -Charter House                             (5)       1996            80      294        (121)     173           -
P-FLOATs -Charter House                                  1996             -        -           -        -           -
RITES -Southgate                                 (5)       1997            97      586         141      727           -
RITES -Southwood                                 (5)       1997           440      293         185      478           -
RITES -Riverset Phase II                         (5)       1996            75      367        (105)     262           -
Interest rate swap (11/24/97 - 11/23/07)       (1), (3)    1997        58,000        -           -        -           -
Cinnamon Ridge Total Return Swap (12/11/97-
   12/31/99)                                     (1)       1997        10,133        -         355      355           -
Cinnamon Ridge Interest Rate Swap (12/10/99-
   12/10/09)                                     (1)       1997         7,000        -          57       57           -
RITES -Gannon                                    (2)       1998             -        -           -        -           -
Interest rate swap (2/2/98 - 2/1/08)             (1)       1998        73,000        -       1,791    1,791           -
Interest rate swap (5/1/98 - 4/30/99)            (1)       1998         9,675        -         160      160           -
Interest rate swap (5/1/99 - 4/30/09)            (1)       1998         9,675        -         251      251           -
Interest rate swap  (8/20/98 - 8/20/08)          (1)       1998         6,185        -           -      180           -
Interest rate swap (8/28/98 - 8/5/99)            (1)       1998         7,500        -         180        -           -
RITES -Villas at Sonterra                        (5)       1998             5       34        (335)       -        (301)
RITES -Queen Anne IV                             (5)       1998            65       65        (218)       -        (153)
RITES -Oklahoma City pool                        (5)       1998           195      245      (1,977)       -      (1,732)
RITES -Olde English                              (5)       1999            76       97         (57)      40           -
Club West Total Return Swap (3/29/99 - 9/28/00)  (1)       1999         7,960        -        (546)       -        (546)
Willow Key Total Return Swap (3/29/99 - 8/19/01) (1)       1999        17,440        -        (708)       -        (708)
RITES -Palisades Park                            (5)       1999           100       97        (158)       -         (61)
RITES -Rillito                                   (5)       1999            65       64        (321)       -        (257)
Interest rate swap (4/16/99 - 9/1/06)            (1)       1999         9,600        -        (113)       -        (113)
Interest rate swap (9/24/99 - 9/24/06)           (1)       1999        13,200        -           -        -           -
Interest rate swap (9/24/99 - 4/1/09)            (1)       1999         9,600        -           -        -           -
                                                                            ---------- --------- ----------------------

Total other bond related investments                                           $ 5,546    $ (1,525) $ 7,892    $ (3,871)
                                                                             ========== ========= ======================





                                                                                      December 31, 1998
                                                                     -----------------------------------------------------

                                                                       Face     Amortized Unrealized      Fair Value
                                                           Year       Amount      Cost    Gain (Loss) Assets  Liabilities (4)
Other Bond Related Investments:                          Acquired     (000s)     (000s)    (000s)     (000s)    (000s)
---------------------------------------------            ---------   ---------- --------- ---------- ---------------------


RITES -Indian Lakes                              (5)       1997       $ 3,320 $  3,470   $     336  $ 3,806   $       -
Interest rate swap (6/30/97 - 1/03/06)           (1)       1997         6,500        -        (320)       -        (320)
RITES -Charter House                             (5)       1996            80      323          66      389           -
P-FLOATs -Charter House                                    1996         7,440    7,440           -    7,440           -
RITES -Southgate                                 (5)       1997           105      633         272      905           -
RITES -Southwood                                 (5)       1997           440      279         548      827           -
RITES -Riverset Phase II                         (5)       1996            75      466          21      487           -
Interest rate swap (11/24/97 - 11/23/07)       (1), (3)    1997        58,000        -      (2,170)       -      (2,170)
Cinnamon Ridge Total Return Swap (12/11/97-
   12/31/99)                                     (1)       1997        10,570        -         729      729           -
Cinnamon Ridge Interest Rate Swap (12/10/99-
   12/10/09)                                     (1)       1997         7,000        -        (275)       -        (275)
RITES -Gannon                                    (2)       1998           814    1,048         374    1,422           -
Interest rate swap (2/2/98 - 2/1/08)             (1)       1998        73,000        -      (1,470)       -      (1,470)
Interest rate swap (5/1/98 - 4/30/99)            (1)       1998         9,675        -         (25)       -         (25)
Interest rate swap (5/1/99 - 4/30/09)            (1)       1998         9,675        -        (325)       -        (325)
Interest rate swap  (8/20/98 - 8/20/08)          (1)       1998         7,500        -        (165)       -        (165)
Interest rate swap (8/28/98 - 8/5/99)            (1)       1998         6,185        -          15       15           -
RITES -Villas at Sonterra                        (5)       1998             5       35          72      107           -
RITES -Queen Anne IV                             (5)       1998            65       65          32       97           -
RITES -Oklahoma City pool                        (5)       1998           195      250         (55)     195           -
RITES -Olde English                              (5)       1999             -        -           -        -           -
Club West Total Return Swap (3/29/99 - 9/28/00)  (1)       1999             -        -           -        -           -
Willow Key Total Return Swap (3/29/99 - 8/19/01) (1)       1999             -        -           -        -           -
RITES -Palisades Park                            (5)       1999             -        -           -        -           -
RITES -Rillito                                   (5)       1999             -        -           -        -           -
Interest rate swap (4/16/99 - 9/1/06)            (1)       1999             -        -           -        -           -
Interest rate swap (9/24/99 - 9/24/06)           (1)       1999             -        -           -        -           -
Interest rate swap (9/24/99 - 4/1/09)            (1)       1999             -        -           -        -           -
                                                                             --------- ---------- ---------------------

Total other bond related investments                                          $ 14,009    $ (2,340)$ 16,419    $ (4,750)
                                                                             ========= ========== =====================

 (1) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
 (2) These assets were sold in March 1999. (See Note 3 to the consolidated financial statements.)
 (3) This swap agreement was terminated in February 1999.
 (4) The aggregate negative fair value of the investments is included in guaranty liability for financial reporting purposes.
 The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
 (5) Investment held by MuniMae Investments, a wholly owned subsidiary of TE Bond Sub.

         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the three months ended September 30, 1999, the Company purchased and/or sold interests in one bond that it previously securitized.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         In September 1999, the Company entered into a put option with Merrill Lynch whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, a $15 million taxable floating rate note. The floating rate note is collateralized by a pool of multi-family apartment communities ("the CapReit portfolio"). The floating rate note is subordinate to $98.2 million of senior tax-exempt mortgage revenue bonds. The note bears interest at a rate based on one month LIBOR (the London Interbank Offered Rate) plus 8.0% per annum and matures in September 2004. Under this put option, the Company receives an annual payment equal to 6.25% of the average aggregate principal amount of the note, for assuming the purchase obligation. In addition, the put option includes a cash settlement or physical settlement at termination. Under the cash settlement the Company will pay to Merrill Lynch an amount equal to the decline in market value of the underlying note. Under the physical settlement, the Company will pay Merrill Lynch $15 million for the note and in turn Merrill Lynch will deliver the loan to the Company. The put option expires at the earlier of (1) September 1, 2004, maturity of the note, (2) the redemption of the note, or (3) optional termination by Merrill Lynch. The Company received a $228,000 fee for this transaction.

         In conjunction with this transaction, the Company committed to purchase a $13.0 million subordinate trust certificate collateralized by the CapReit portfolio discussed above. The $13.0 million subordinate trust certificate is subordinate to $85.2 million in senior trust certificates and bears interest at 9.0% per annum. The trust terminates in January 2005. The Company anticipates closing this transaction in the fourth quarter of 1999. The Company earned a $130,000 origination fee on this transaction. These fees are recognized into income over the life of the investment.

NOTE 7 - EARNINGS PER SHARE

          The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for Common Shares for the three and nine months ended September 30, 1999 and 1998:

                                             Municipal Mortgage & Equity, LLC
                                          Reconciliation of Basic and Diluted EPS

                                  For the three months ended September 30, 1999  For the three months ended September 30, 1998
                                  (in thousands, except share and per share data)(in thousands, except share and per share data)
                                  -------------------------------------------    -------------------------------------------

                                     Income        Shares        Per Share          Income         Shares       Per Share
                                  (Numerator)   (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                                  ------------- --------------  -------------    -------------  -------------  -------------

Basic EPS

Income allocable to common shares      $ 6,709     16,805,960         $ 0.40          $ 6,692     16,307,957         $ 0.41
                                                                =============                                  =============

Effect of Dilutive Securities

Options and deferred shares                  -        268,577                               -        179,093

Convertible preferred shares
  to the extent dilutive                   163        433,737                               -              -
                                  ------------- --------------                   -------------  -------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions            $ 6,872     17,508,274         $ 0.39          $ 6,692     16,487,050         $ 0.41
                                  ============= ==============  =============    =============  =============  =============


                                  For the nine months ended September 30, 1999   For the nine months ended September 30, 1998
                                  (in thousands, except share and per share data)(in thousands, except share and per share data)
                                  -------------------------------------------    -------------------------------------------
                                     Income        Shares        Per Share          Income         Shares       Per Share
                                  (Numerator)   (Denominator)      Amount        (Numerator)    (Denominator)     Amount
                                  ------------- --------------  -------------    -------------  -------------  -------------

Basic EPS

Income allocable to common shares     $ 21,182     16,806,229         $ 1.26         $ 17,990     14,680,503         $ 1.23
                                                                =============                                  =============

Effect of Dilutive Securities

Options and deferred shares                  -        245,195                               -        208,899

Convertible preferred shares
  to the extent dilutive                   294        286,937                             582        498,935
                                  ------------- --------------                   -------------  -------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions           $ 21,476     17,338,361         $ 1.24         $ 18,572     15,388,337         $ 1.21
                                  ============= ==============  =============    =============  =============  =============


NOTE 8 - DISTRIBUTIONS

         On October 7, 1999, the Board of Directors declared distributions for the three months ended September 30, 1999 for shareholders of record on October 18, 1999 and the Company paid the distributions on November 1, 1999. The per share distributions are shown in the following table:





                                                                                       Preferred Capital
                                                Common        Preferred Shares        Distribution Shares
                                                           ------------------------ -------------------------
                                                Shares      Series I    Series II    Series I     Series II
                                              ------------ ----------- ------------ ------------ ------------


Distributions paid on May 3, 1999
to holders of record on April 19, 1999:
    For the three months ended
    March 31, 1999 (1)                            $ 0.395     $ 29.98      $ 42.19      $ 30.51      $ 54.49

Distributions paid on August 2, 1999
to holders of record on July 19, 1999:
    For the three months ended
    June 30, 1999                                   0.400       13.74        15.00        10.55        10.00

Distributions paid on November 1, 1999
to holders of record on October 18, 1999:
    For the three months ended
    September 30, 1999                              0.405       13.74        15.00        10.55        10.00
                                              ------------ ----------- ------------ ------------ ------------

    Year-to-date 1999 Distributions               $ 1.200     $ 57.46      $ 72.19      $ 51.61      $ 74.49
                                              ============ =========== ============ ============ ============

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


NOTE 9 - SUBSEQUENT EVENTS

Sale of Assets

         In October 1999, the Company sold the $13.2 million mortgage revenue bond collateralized by the Briarwood apartment community through the Merrill Lynch P-FLOATs(sm) program. The Company then purchased the $135,000 (par value) Briarwood RITES(sm) for $103,000. The Company recognized a loss of $71,000 on this transaction. Also in October 1999, the Company sold the $19.9 million taxable note collateralized by the Honey Creek Apartments to Merrill Lynch.

Midland Acquisition

         On October 20, 1999, the Company acquired 100% of the capital stock of Midland Financial Holdings, Inc. ("Midland"), a Florida corporation, for approximately $45 million, subject to certain post-closing adjustments. Of this amount, approximately $23 million in cash and approximately $12 million in common shares was paid at the closing of the transaction, respectively, and $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to Cash Available for Distribution of at least $6.0 million in year one, $6.25 million in year two and $6.5 million in year three. Midland is a fully integrated real estate investment firm specializing in providing debt and equity capital to the multifamily housing industry, particularly in the area of affordable housing.

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

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual cash available for distributions ("CAD") to Common Shares. This payout ratio approximated 95.3% and 94.9% of CAD for the three months ended September 30, 1999 and 1998, respectively.

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

Acquisition of Midland Financial Holdings, Inc.

         On October 20, 1999, the Company acquired 100% of the capital stock of Midland Financial Holdings, Inc. ("Midland"), a Florida corporation for approximately $45 million, subject to certain post-closing adjustments. Of this amount, approximately $23 million in cash and approximately $12 million in common shares was paid at the closing of the transaction, respectively, and $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to CAD of at least $6.0 million in year one, $6.25 million in year two and $6.5 million in year three.

         Midland is headquartered in Clearwater, Florida with offices in Dallas, Texas; Detroit, Michigan; Portland, Oregon; and San Francisco, California, and will continue to operate under the Midland name. Midland is a fully integrated real estate investment firm specializing in providing debt and equity capital to the multifamily housing industry, particularly in the area of affordable housing. Midland is a FannieMae delegated underwriter and servicer ("DUS"), that manages construction and permanent loans as well as equity investments on behalf of pension fund investors, and also raises equity from corporations for investments in the federal affordable housing tax credit program.

         The   acquisition  of  Midland  expands  the  Company's  reach  in  the multi-family marketplace. As one of only three FannieMae DUS lenders in the country that provides equity financing in addition to FannieMae debt financing, Midland brings the Company access to additional capital resources.

Results of Operations

Quarterly Results Analysis

         Total income for the three months ended September 30, 1999 increased by approximately $3.3 million over the same period last year due primarily to an increase in interest income on investments of approximately $3.3 million.

         Operating  expenses  for the three  months  ended  September  30,  1999 increased by approximately $0.9 million from the same period last year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees and accruing a portion of the 1999 year-end bonuses. During 1998, all bonuses were accrued in the fourth quarter.

         The Company incurred interest expense of $0.8 million for the three months ended September 30, 1999 as a result of the Term Securitization Facility in March 1999 (see Note 3 to the consolidated financial statements).

         The Company recorded income allocable to preferred shareholders of a subsidiary company of $1.4 million for the three months ended September 30, 1999 as a result of the May 1999 Preferred Equity Offering (see Note 2 to the consolidated financial statements).

Year-to-Date Results Analysis

         Total income for the nine months ended September 30, 1999 increased by approximately $8.5 million over the same period last year due primarily to an increase in interest income on investments of approximately $7.1 million and an increase in gain on sale of investments of $1.0 million.

         Operating  expenses  for the  nine  months  ended  September  30,  1999 increased by approximately $1.2 million from the same period last year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees and accruing a portion of the 1999 year-end bonuses, offset by recovery of valuation allowances of $0.6 million. During 1998, all bonuses were accrued in the fourth quarter.

         The Company incurred interest expense of $1.7 million for the nine months ended September 30, 1999 as a result of the Term Securitization Facility in March 1999 (see Note 3 to the consolidated financial statements).

         The Company recorded income allocable to preferred shareholders of a subsidiary company of $2.0 million for the nine months ended September 30, 1999 as a result of the May 1999 Preferred Equity Offering (see Note 2 to the consolidated financial statements).

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

         In March 1999, the Company converted a portion of its investment in the Merrill Lynch P-FLOATs(sm) program into a longer term securitization facility (see Note 3 to the consolidated financial statements). Going forward, the Company intends to use a combination of this longer term securitization facility and the Merrill Lynch P-FLOATs(sm) securitization program. The P- FLOATs(sm) program allows the Company to securitize bonds relatively quickly and allows the Company to purchase interests in bonds it has previously securitized. A longer term securitization facility allows the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and allows the Company to reduce its reliance on interest rate swaps. The combination of these two vehicles allows the Company the flexibility it needs to finance acquisitions.

         In the third  quarter,  the Company  participated  in $22.3  million of
investment   transactions.   All  of  these   transactions  were  bond  or  loan
transactions retained by the Company.

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own, but in which it now holds a residual interest. During the third quarter of 1999, the Company purchased and/or sold interests in one bond which it previously securitized.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet financing classified as long term debt and senior interests to its investments, which it considers to be off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests to its investments. Under this method, the Company's leverage ratio at September 30, 1999 was approximately 41%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Cash Flow

         At September 30, 1999, the Company had cash and cash equivalents of approximately $31.5 million.

         Cash flow from operating activities was $23.1 million and $20.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash flow for 1999 versus 1998 is due primarily to an increase in income from new investments.

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

         For the three months ended September 30, 1999 and 1998, cash available for distribution to Common Shares was $7.2 million and $6.8 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended September 30, 1999 and 1998 were $6.8 million and $6.5 million, respectively. The Company's Common Share dividend for the three months ended September 30, 1999 of $0.405 represents a payout ratio of 95.3% of CAD. The Company's Common Share dividend for the three months ended September 30, 1998 of $0.385 represents a payout ratio of 94.9% of CAD.

         The Company expects to meet its cash needs in the short term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, securitization proceeds and the Preferred Share equity offering proceeds raised in May 1999. The Company's business plan includes making additional investments during the remainder of 1999 which will be funded through securitizations and the May 1999 Preferred Share Offering. Cash not used as set forth above may be used to reduce the total amount of senior interests in the Company's securitized facilities.

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

Year 2000 Compliance

         The Company is continuing to evaluate Year 2000 compliance issues, including exposure related to vendors, borrowers, software and other systems to determine whether internal and external concerns have been addressed. The Company has established a Year 2000 Project Committee to oversee this evaluation and implementation. The Company's internal goal was to be 100% compliant by September 30, 1999. As of the date of this writing, all testing to determine Year 2000 compliance was completed by June 30, 1999. Anything identified as not being Year 2000 compliant was upgraded or replaced prior to September 30, 1999.

         As disclosed in Note 10 - Related Party Transactions, to the Company's 1998 Form 10-K, the Company directly reimburses an affiliate for certain administrative services which include shared information systems. The file server hardware and software used by the affiliate and the Company have already been upgraded to Year 2000 compliant systems. All desktop hardware and operating systems owned by the Company have been inventoried and evaluated; the Company has upgraded or replaced any non-compliant equipment. The accounting software shared by the Company and the affiliate already contains four-digit year data fields and should present no Year 2000 problems. Also, the payroll hardware and software shared by the Company and the affiliate has been converted to Year 2000 compliant systems.

         The Company is currently evaluating all external business relationships that could negatively impact its business if they failed to become Year 2000 compliant. Key business relationships have been identified and questionnaires have been forwarded to those businesses to request a written update of their progress towards becoming Year 2000 compliant.

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

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K:

                  On October 8, 1999, the Company filed a Form on 8-K to report the Company agreed to acquire 100% of the capital stock of Midland Financial Holdings, Inc., a Florida corporation, from Messrs. Robert Banks, Keith Gloeckl, and Ray Mathis, for up to $45 million.

                  On November 2, 1999, the Company filed a Form on 8-K to report the Company acquired 100% of the capital stock of Midland Financial Holdings, Inc., a Florida corporation, from Messrs. Robert Banks,
         Keith Gloeckl, and Ray Mathis, for up to $45 million, subject to certain post-closing adjustments.

                                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By: /s/ Mark K. Joseph
       Mark K. Joseph
       Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and and Director

By: /s/ Gary Mentesana
       Gary Mentesana
       Chief Financial Officer (Principal Financial Officer and
       Principal Accounting Officer)

DATED: November 10, 1999

                                                 INDEX TO EXHIBITS



Exhibit
Number                                                                 Document
27                      Financial Data Schedule