Form 10-K
period 1999-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2000-03-29
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission File Number 001-11981

                        MUNICIPAL MORTGAGE & EQUITY, LLC
             (Exact name of Registrant as specified in its charter)

                 Delaware                                  52-1449733
    --------------------------------                -----------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

218 North Charles Street, Suite 500
          Baltimore, Maryland                                 21201
-------------------------------------------                --------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (410) 962-8044

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
    Common Shares                      New York Stock Exchange, Inc.

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Shares held by non-affiliates of the registrant as of March 24, 2000 (computed by reference to the closing price of such stock on the New York Stock Exchange) was $291,940,842. The Company had 17,433,850 Common Shares outstanding as of March 24, 2000 the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                 WHERE INCORPORATED

 Registrant's  definitive  Proxy  Statement           Part II
 regarding  the I 2000 Annual Meeting of
 Shareholders to the extent stated herein.

                                     Part I

Item 1.  Description of Business.

General Development of Business.

         Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments in multifamily housing debt and equity. The Company primarily holds a portfolio of tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. MuniMae is a Delaware limited liability company and is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"), a closed-end limited partnership that was merged into MuniMae on August 1, 1996. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for federal income tax purposes, no recognition of income taxes is made. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return.

The Predecessor

         The Partnership commenced operations in 1986 when it sold two series of Beneficial Assignee Certificates ("BACs"), representing the assignment of its limited partnership interests. The $296 million proceeds therefrom were invested in 22 mortgage revenue bonds (the "original bonds") and related working capital loans held in two separate pools, "Series I" and "Series II," corresponding with the related series of BACs. In a February 1995 financing (the "1995 Financing"), the Partnership raised $67.7 million through the sale of multifamily revenue bond receipts (the "Receipts") secured by newly refunded bonds (the "Refunding") issued in exchange for 11 of the original bonds and the cash stream from one additional bond. Effective December 31, 1997, the one additional bond was released as additional collateral. Of the $67.7 million of proceeds, $5.0 million was invested in demand notes and the remainder, after expenses and working capital reserves, of $56.8 million has been principally invested in additional mortgage revenue bonds and other bond related investments.

The Merger

         In connection with the August 1, 1996 merger of the Partnership into MuniMae (the "Merger"), the Partnership's BAC holders were given the opportunity to elect among three different securities of the Company for which to exchange their BACs--Preferred Shares, Preferred Capital Distribution Shares
(collectively the "Preferred Shares") or Common Shares. The Preferred Shares were structured to give BAC holders a security substantially the same as their BACs as if the 1995 financing had not occurred. Thus, the Preferred Shares participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and before the 1995 Financing. The Preferred Capital Distribution Shares (the "Preferred CD Shares") were structured to give their holders the income they would have received from their original BACs, but provided for a distribution of their pro rata share of the proceeds of the 1995 Financing. Thus, the Preferred CD Shares participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and the 1995 Financing. The Common Shares, unlike either the Preferred Shares or Preferred CD Shares, were structured to enable their holders to participate in all of the income from investment of the proceeds of the 1995 Financing, as well as future financings, in addition to their pro rata share of the income from the original bonds as they existed immediately after the 1995 financing. As a result of the election process, the holders of 8.09% of the outstanding BACs received Preferred Shares, the holders of 4.29% of the outstanding BACs received Preferred CD Shares and the holders of 86.62% of the outstanding BACs received Common Shares of the Company.

         The Company is required to distribute to the holders of Preferred Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement, the "Operating Agreement"). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. Term Growth Shares were issued to the former general partners of the Partnership in exchange for their general partnership interests and to a Merrill Lynch Pierce Fenner & Smith Incorporated affiliate in exchange for their subordinated BACs. The balance of the Company's cash flow is available for distribution to Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the cash flow associated with this income.

Preferred Share Tender Offers

         On November 19, 1998, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1998 book value, reduced for distributions paid to holders of preferred shares on November 2, 1998, in response to a tender offer made by an unaffiliated third party. As a result, on January 1, 1999, 657 Series I and 124 Series II Preferred Shares, which had been tendered, were purchased at the per share price of $597.46 and $746.83, respectively, and 527 Series I and 371 Series II Preferred CD Shares, which had been tendered, were purchased at the per share price of $455.02 and $544.02, respectively.

         On November 26, 1997, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1997 book value for each class in response to a tender offer made by an unaffiliated third party. As a result, on January 1, 1998, 739 Series I and 287 Series II Preferred Shares which had been tendered were purchased at a per share price of $593.43 and $711.77, respectively, and 584 Series I and 274 Series II Preferred CD Shares which had been tendered were purchased at a per share price of $448.77 and $506.67, respectively.

Subsidiaries

                  In May 1999, MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), a newly formed indirect subsidiary of MuniMae, sold to institutional investors 42 shares of 6 7/8% Series A Cumulative Preferred Shares with a liquidation preference of $2 million per share (the "Series A Preferred Shares" or the "Preferred Share Offering") (see further discussion in Note 3 to the Company's consolidated financial statements included herein). The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Company. In connection with this transaction, the Company contributed certain of its assets to TE Bond Sub and its subsidiaries. The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of MuniMae, are legally owned by TE Bond Sub and are not available to the creditors of MuniMae.

         On October 20, 1999, the Company acquired Midland Financial Holdings, Inc. and subsidiaries ("Midland") for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in common shares at the closing of the transaction. In addition, $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to cash available for distribution ("CAD").

         Midland is a fully integrated real estate investment firm specializing in providing debt and equity capital in the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Fannie Mae Delegated Underwriter and Servicer ("DUS") and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money.

Business Segments

         In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income.

         The revenues associated with the investing segment consist primarily of interest earned on mortgage revenue bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for others, syndication and brokerage fees associated with tax credit syndications originated, taxable interest and fees earned on construction lending activities and other fee income. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately. The majority of the income generated by the operating segment was acquired as a unit and the management of such unit was retained.

         For the year ended December 31, 1999, the Company's revenues, net income and identifiable assets have been distributed among the following segments (in thousands):

                         Investing      Operating    Adjustments (1)    Total
                       -----------   ------------  ----------------  ---------
 Revenues                 $43,573       $ 10,394       $ (421)       $ 53,546

 Net Income                30,837          1,097         (421)         31,513

 Identifiable Assets      502,052        299,694            -         801,746


(1) Represent origination fees on purchased investments that are deferred and amortized into income over the life of the investment.

         Prior to October 1999, the Company had an investing segment but not an operating segment.

Raising Capital

         Capital is the raw material that enables the Company to fund its investments. In order to facilitate growth, the Company will require additional capital to pursue acquisition opportunities. The Company has primarily used two sources of capital: securitizations and equity offerings from MuniMae and certain subsidiaries. The most economically efficient way to fund future acquisitions is through securitizations. While this is the lowest cost of capital available to the Company, there are limits to the use of leverage. The Company has decided that a conservative capital structure that avoids over leveraging is the most prudent course to take. Therefore, periodically the Company, through equity offerings, will decrease outstanding off-balance sheet debt to reduce leverage. Also, as a result of the Midland acquisition, the Company has expanded its access to capital. Midland's syndication and pension fund investors are essentially an alternative financing source to securitizations, as is Fannie Mae through it's multifamily securitization program.

Securitizations

         The Company has access to financing programs for the securitization of tax-exempt instruments. In 1999, the Company participated in a securitization program that involves placing a bond in a trust, and selling short term floating rate interests (the "senior certificates" or "P-FLOATs(sm)" in the trust to qualified third party investors. The Company typically receives the net proceeds from the sale of the senior certificates related to bonds it previously held and purchases the residual interest (the "subordinate certificates" or "RITES(sm)") in the trust. The Company may also purchase, for investment purposes, subordinate certificates in bonds that it did not own, in which case it receives no proceeds. The senior certificates are the senior obligations of the trust and have first priority on the cash flow from the bonds. The subordinate certificates are the subordinate security and receive the residual income after payment of all fees and the floating rate obligation. To the extent these transactions create interest rate risks, the Company enters into interest rate swap contracts designed to reduce, but not eliminate such risks.

         Throughout 1999 and 1998, the Company raised $116 million and $90 million, respectively, through securitizations of 12 and two mortgage revenue bonds, respectively, at effective annual costs of approximately 5.3%.

         In March 1999, the Company consummated a transaction with an affiliate of Merrill that converted a portion of its investment in the securitization trusts discussed above into a longer-term securitization facility. This transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the securitization trusts and the swap agreements, (b) reduce the annual financing costs and (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments (see discussion in Note 4 to the consolidated financial statements included herein). As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the senior certificates were recorded as long-term debt and the bonds associated with this transaction are included in investments in mortgage revenue bonds. Prior to this transaction, these assets and liabilities had received sale treatment and therefore were off-balance sheet financing.


Public Offerings

         On July 22, 1998, the Company sold to the public 2.5 million Common Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering have been used for general corporate purposes, including new investments and working capital.

         On January 26, 1998, the Company offered and sold to the public 3.0 million Common Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common Shares to cover over-allotments at the same price. The net proceeds from this offering approximated $57.9 million. On February 13, 1998, the underwriters exercised their option to purchase 246,000 Common Shares generating net proceeds of approximately $4.8 million. The net proceeds from this offering were used to fund bond acquisitions during 1998.

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

         Each mortgage revenue bond is secured by an assignment to the Company of the related mortgage loan, which in turn is secured by a mortgage on the underlying property and assignment of rents. Although the bonds are issued by state or local governments or their agencies or authorities, the bonds are not general obligations of any state or local government, no government is liable under the bonds, nor is the taxing power of any government pledged to the payment of principal or interest under the bonds. In addition, the underlying mortgage loans are nonrecourse, which means that the owners of the underlying properties, are also the borrowers under the mortgage loans, are not liable for the payment of principal and interest under the loans. Accordingly, the sole source of funds for payment of principal and interest under the bonds is the revenue derived from operation of the mortgaged properties and amounts derived from the sale, refinancing or other disposition of such properties.

         As of December 31, 1999, the Company held $392 million of bonds or certificates of participation in grantor trusts holding tax-exempt mortgage revenue bonds ("COPs"). Of this amount, $149 million were participating, $164 million were non-participating, $57 million were participating subordinate and $22 million were non-participating subordinate bonds or COPs. (See Note 5 to the Company's consolidated financial statements included herein for a complete discussion.)




Other Bond Related Investments

         The Company's other bond related investments are primarily investments in RITES(sm). As discussed above, the RITES(sm) are the subordinate security and receive the residual interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interest in the P-FLOATS(sm) trusts.

         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 1999, the Company purchased and/or sold interests in two bonds that it had previously securitized. (See Note 7 to the Company's consolidated financial statements included herein.)

Loans Receivable

         The Company's investment in construction loans primarily consists of short-term taxable loans originated by Midland. The proceeds of these loans are used to build low-to-moderate income apartment communities. These construction loans are typically underwritten so as to facilitate a permanent takeout through Fannie Mae's DUS program. The Company, through Midland, is able to provide funding for the construction of these properties by utilizing capital it manages for various pension funds. The Company also provides taxable second loans and parity working capital loans to certain properties in conjunction with the purchase of tax-exempt bonds.

Acquisitions

Investment Acquisition Program

         Through the investing segment, the Company seeks to acquire investments that primarily generate tax-exempt interest income and that are available on attractive terms. The Company believes that currently there are a substantial number of mortgage bonds and similar investments available at attractive prices including:

C Existing mortgage bonds for which the underlying mortgages are refinanced. There are a significant number of mortgage bonds backed by multifamily properties that were originated in the late 1980s. The Company believes, in light of the current interest rate environment, that many of the obligors on these mortgage bonds may consider refinancing them.

C Bonds issued for the benefit of charitable organization obligors (otherwise referred to as 501(c)(3) developers) which own and manage multifamily housing. These properties generally serve moderate-income families with incomes between 50% and 80% of a region's median income.

C Bonds that are used to finance development or rehabilitation of multifamily properties, in conjunction with the affordable housing tax credit.

C Other portfolios of bonds and related investments backed by multifamily housing properties that meet the Company's underwriting criteria, including having attractive risk-adjusted returns.

         The Company will focus its efforts on supplying tax-exempt financing to quality, multifamily housing owned or developed by tax credit and 501(c)(3) developers as well as refinancings of existing mortgage bonds.

Midland Acquisition

         On October 20, 1999, the Company acquired Midland for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in common shares at the closing of the transaction. In addition, $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual CAD.

         Midland is a fully integrated real estate investment firm specializing in providing debt and equity capital in the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Fannie Mae Delegated Underwriter and Servicer and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland, provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money

Competition

         The need for capital for multifamily housing developments continues to grow, especially in the affordable housing sector. Mature properties need to be recapitalized and new properties are being built to meet increasing demands in various markets. State and federal government programs, which provide incentives and/or subsidies to build and reinvest in multifamily housing, motivate continuous activity in multifamily development. Increasingly, these needs are being financed with tax-exempt bonds and affordable housing tax credits.

         The Company actively seeks investment opportunities throughout the United States and is encouraged by the business opportunities that exist. Although the Company operates in a competitive environment, there are only a handful of competitors that are exclusively focused on providing tax-exempt financing for multifamily housing consistent with the Company's acquisition programs. As a result, the Company is able to offer financing programs that are custom-tailored to meet the customer's needs. And, with the addition of Midland, it extends the Company's lending reach and product offerings by providing access to new forms of debt and equity capital. When MuniMae's tax-exempt lending is coupled with Midland's debt and equity capital, the Company has the ability to provide one stop shopping to borrowers seeking debt and equity financing for affordable multifamily housing communities.

         The primarily competitive factors in originating new investments are pricing, service, ease of execution and certainty of execution. The Company's ability to follow through on these factors is the key to continued growth.

Property Performance

         The Company structured $200 million in investment transactions during 1999, of which $106 million were retained as investments in mortgage revenue bonds or other bond related investments. The properties collateralizing the mortgage loans underlying the investments are geographically dispersed and include new construction projects and acquisition or refinancing of existing properties. Of the $200 million in transactions structured in 1999, $16 million contain provisions by which the Company participates in the cash flow of the property. Aggregate occupancy for all of the properties collateralizing the Company's bonds and other bond related investments was 93.8% at December 31, 1999.

         The 22 original bonds held by the Partnership at the time of the 1995 Financing had been acquired by the Partnership in 1986 and 1987. Due to an imbalance in the real estate markets in the late 1980's and early 1990's, many of the mortgage properties collateralized by the original bonds were unable to achieve the rent increases originally anticipated and, consequently, the net cash flow from most of the properties was insufficient to pay the base interest due. Consequently, the former managing general partners were forced to draw funds from project level sources such as reserves and guarantees or declare monetary defaults and initiate loan workout discussions in instances where no project level sources existed.

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

         The following table provides certain information for the years ended December 31, 1999 and 1998 with respect to the properties collateralizing the mortgage loans underlying the investments held by the Company at December 31, 1999.



Real Estate Table
                                                                                                             Avg. Monthly Rent
                                                                                                             Per Apartment Unit
                                                                          Occupancy                   -----------------------------
                                                                --------------------------------
                                                                  Month       Month       Month         Month      Month     Month
                                                                  Ended       Ended       Ended         Ended      Ended     Ended
                                           Month/Year Apartment  December     June      December      December    June     December
                                                                   31,         30,         31,           31,        30,       31,
   Apartment Community        Location      Acquired   Units      1999        1999        1998          1999       1999       1998
                                                                --------------------------------      -----------------------------

Participating Mortgage Bonds:
Alban Place              Frederick, MD        Sep-86     194     91.2%        99.0%        90.7%      $795         $752       $770
Cobblestone              San Antonio          Aug-99     184     93.5%         N/A          N/A        544          N/A        N/A
Creekside Village        Sacramento, CA       Nov-87     296     98.6%        96.0%        92.9%       488          478        477
Emerald Hills            Issaquah, WA         Mar-88     130     94.6%        91.2%        93.8%       879          903        894
Lakeview                 Miami, FL            Sep-87     180     96.7%        94.2%        96.1%       638          633        634
Mountain View
    (Willowgreen)        Tacoma, WA           Nov-86     241     96.7%        96.7%        95.9%       558          546        540
Newport On Seven         St. Louis Park, MN   Aug-86     167     95.2%        98.4%        97.0%       931          898        886
North Pointe             San Bernardino, CA   Sep-86     540     95.9%        96.2%        92.6%       592          591        590
Northridge Park II       Salinas, CA          Aug-87     128     92.2%        96.9%        93.0%       923          893        854
Riverset (1)             Memphis, TN          Aug-88     352     96.8%        95.8%        96.6%       685          662        658
Southfork Village        Lakeville, MN        Jan-88     200     96.5%        95.0%        96.5%       900          865        852
Village at Stone
    Mountain             Stone Mountain, GA   Oct-97     722     97.2%        94.7%        94.3%       677          670        666
The Crossings            Lithonia, GA         Jan-97     200    100.0%        97.6%        97.0%       718          694        679
The Villas at LaRiveria  Sacamento, CA        Jun-99     199     96.0%         N/A          N/A        567          N/A        N/A
Winter Oaks              Winter Haven, FL     Nov-99     460      N/A          N/A          N/A        N/A          N/A        N/A
                                                     -------
    Subtotal Participating Mortgage Bonds              4,193
                                                     -------
Mortgage Bonds
Riverset II (1)          Memphis, TN          Jan-96     ---      ----         ----         ----      ----         ----       ----
Ceilo Vista              El Paso, TX          Aug-99     378     77.2%         N/A          N/A        422          N/A        N/A
Charter House (2)        Lenexa, KS           Dec-96    ----      ----         ----         ----      ----         ----       ----
Gannon (Broward)         Lauderdale Lakes, FL Feb-98     315     92.1%        93.3%        97.8%       604          577        597
Gannon (Dade) (3)        Miami, FL            Feb-98   1,252     96.1%        94.6%        95.6%       691          684        677
Gannon (St. Louis)       St. Louis, MO        Feb-98     336     91.1%        91.3%        92.0%       521          520        511
Gannon A Bond                                 Feb-98    ----      ----         ----         ----      ----         ----       ----
Hidden Valley            Kansas City, MO      Dec-96      82     96.3%        97.6%        93.9%       512          512        515
Oakbrook                 Topeka, KS           Dec-96     170     97.6%        93.4%        82.4%       446          446        446
Oakmont                  Monroe, LA           Dec-98     212     93.9%        89.5%         N/A        442          441        N/A
Orangevale               Orange, CA           Apr-98      64    100.0%       100.0%        98.4%       896          859        860
Lake Piedmont            Indianapolis, IN     Apr-98     648     78.2%        67.9%        59.9%       462          457        480
Honey Creek              Dallas, TX           Mar-99     656     95.7%        98.1%         N/A        502          478        N/A
Parkwood                 Turlock, CA          Jun-99     180     92.2%         N/A          N/A        429          N/A        N/A
Torries Chase            Olathe, KS           Dec-96      99     91.9%        97.5%        94.9%       453          453        443
Towne Oak                Monroe, LA           Dec-98     152     95.4%        96.5%         N/A        442          441        N/A
Villa Hialeah            Hialeah, FL          Nov-87     245     94.3%        97.6%        91.8%       637          621        608
                                                     -------
    Subtotal Mortgage Bonds                            4,789
                                                     -------
Participating Subordinate Mortgage Bonds:
Barkley Place            Ft. Myers, FL        May-87     156     93.6%        91.7%        96.8%     1,959        1,894      1,847
Gilman Meadows           Issaquah, WA         Mar-87     125     96.0%        94.6%        97.6%       936          910        895
Hamilton Chase           Chattanooga, TN      Feb-87     300     96.0%        90.9%        91.7%       604          593        594
Mallard Cove I & II      Everett, WA          Feb-87     198     90.9%        94.3%        99.0%       631          686        671
Meadows                  Memphis, TN          Jan-88     200     96.0%        97.9%        95.0%       575          572        561
Montclair                Springfield, MO      Oct-86     159     98.1%        99.7%        95.0%     1,766        1,715      1,675
Newport Village          Thornton, CO         Dec-86     220    100.0%        98.8%        99.5%       720          690        710
Nicollet Ridge           Burnsville, MN       Dec-87     339     97.6%        98.7%        94.4%       828          838        809
Steeplechase             Knoxville, TN        Oct-88     450     97.6%        82.3%        93.1%       561          601        593
Whispering Lake          Kansas City, MO      Oct-87     384     95.1%        96.5%        93.2%       619          615        589
Riverset II              Memphis, TN          Jan-96     148     96.8%        95.8%        97.3%       683          668        667
                                                     -------
   Subtotal Participating Subordinate Mortgage Bonds   2,679
                                                     -------
Subordinate Mortgage Bonds:
Farmington Meadows       Aloha, OR            Aug-99      69     92.8%         N/A          N/A        N/A          N/A        N/A
Independence Ridge       Independence, MO     Aug-96     336     90.2%        90.5%        87.5%       520          520        474
Locarno                  Kansas City, MO      Aug-96     110     90.0%        87.3%        96.4%       822          822        870
Olde English Manor       Wichita, KS                    ----      ----         ----         ----      ----         ----       ----
                                                     -------
   Subtotal Subordinate Mortgage Bonds                   515
                                                     -------

Other Bond Related Investments:
Briarwood                Virginia Beach, VA   Dec-98     600     96.7%        94.8%         N/A        548          526        N/A
RITES - Charter House    Lenexa, KS           Dec-96     280     95.4%        97.9%        92.9%       589          589        589
Cinnamon Ridge           Egan, MN             Dec-97     264     98.9%        99.7%        95.1%       824          811        793
RITES - Indian Lakes     Virginia Beach, VA   Jul-97     296     93.6%        93.9%        96.3%       701          689        671
RITES - Oklahoma City(4) Oklahoma City, OK    Aug-98     772     92.9%        94.2%        87.5%       441          435        440
RITES - Olde English
        Manor            Wichita, KS          Jun-98     264     90.5%        88.5%        83.7%       492          483        486
RITES - Palisades Park   Universal City, TX   Feb-98     328     93.9%        94.5%        96.0%       508          491        492
Poplar Glen              Columbia, MD         Jun-97     191     94.2%        97.9%        97.4%       823          802        787
RITES - Queen Anne IV    Weymouth, MA         Jul-98     110     98.2%        89.1%        90.9%       861          836        802
RITES - Rillito Village  Tucson, AZ           Aug-98     272     80.9%        81.0%        90.8%       449          434        434
RITES - Riverset II (1)  Memphis, TN          Jan-96    ----      ----         ----         ----      ----         ----       ----
RITES - Southgate
        Crossing         Columbia, MD         Jun-97     215     95.3%        95.6%        96.3%       843          810        798
RITES - Southwood        Richmond, VA         Nov-97   1,286     88.4%        90.7%        91.8%       474          471        466
                                                     -------
   Subtotal Other Bond Related Investments             4,878
                                                     -------
       Total/Weighted Average Investments             17,054     93.7%        93.0%        92.5%      $623         $622      $ 632
                                                     =======
Total/Same Stores                                     13,964     93.8%        92.7%        92.5%      $646         $638      $ 632


Construction/Substantial Rehab Loans
Club West                Dade Co. , FL        Mar-99     194     97.4%         N/A          N/A        N/A          N/A        N/A
Coleman Senior           San Jose, CA         Apr-98     141     37.6%         N/A          N/A        N/A          N/A        N/A
Country Club             Topeka, KS           Jul-99     101     53.5%         N/A          N/A        575          N/A        N/A
Delta Village            Stockton, CA         Jun-99      80     86.3%         N/A          N/A        455          N/A        N/A
Italian Gardens          San Jose, CA         Apr-98     140     32.9%         N/A          N/A        N/A          N/A        N/A
LaPaloma                 Azusa, CA            Apr-99     119     69.7%        91.0%         N/A        610          595        N/A
Meridian                 Bridgewater, NJ      Nov-99      90      N/A          N/A          N/A        N/A          N/A        N/A
Paola                    Paola, KS            Jul-99      48     89.6%         N/A          N/A        474          N/A        N/A
Pavillion                Pico Rivera, CA      Apr-99     132     90.2%        90.3%         N/A        639          664        N/A
Sahuarita                Sahuarita, AZ        Jun-99      52      N/A          N/A          N/A        N/A          N/A        N/A
Shadowbrook              Selma, CA            Jun-99     193     68.4%         N/A          N/A        460          N/A        N/A
Silver Springs           Kent, WA             Dec-99     250      N/A          N/A          N/A        N/A          N/A        N/A
Sonterra                 San Antonio, TX      May-98     156     73.7%         N/A          N/A        N/A          N/A        N/A
Western Hills            Overland Park, KS    Dec-98      80     85.0%        41.3%         N/A        501          498        N/A
Wheeler Creek            Washington, DC       Dec-98     180      N/A          N/A          N/A        N/A          N/A        N/A
Willow Key               Orlando, FL          Mar-99     384      N/A          N/A          N/A        N/A          N/A        N/A
Woodglen                 Houston, TX          Dec-99     250      N/A          N/A          N/A        N/A          N/A        N/A
Woodmark                 Woodland, CA         Jun-99     173      N/A          N/A          N/A        N/A          N/A        N/A
                                                     -------
  Subtotal Construction/Rehab Loans                    2,763
                                                     -------
       Total Units                                    19,817
                                                     =======
(1) The Company owns a participating bond, a participating subordinate bond and a RITES interest collateralized by the Riverset property.
(2) The Company owns a non-participating bond and a RITES interest collateralized by the Charter House property.
(3) The Dade Gannon Portfolio represents eight properties.
(4) The Oklahoma City Portfolio represents three properties.


Portfolio Management

         The Company is responsible for a full range of loan servicing and asset management functions for its own investments and for others. Through Midland, the Company is a Fannie Mae approved Delegated Underwriter and Servicer authorized to process loans and collect origination and servicing fees. The Company, through Midland, also manages equity syndication financings.

         The Company monitors the timely receipt of all debt service payments and promptly notifies a borrower of any delinquency, deficiency or default. Reporting systems are in place which allow the Company to review and analyze the revenue, expenses and leasing activity of each property on a monthly basis. In addition, the Company inspects each property and market area at least annually.

         The loan servicing and asset management oversight is designed to enable the Company to track the performance of each property and to alert management to potential problems. While actions will vary depending upon the nature of an individual problem, the Company generally notifies borrowers of any problems or concerns and recommends corrective action.

         The  Company  responds  to  defaults  on  mortgage  revenue  bonds  and construction loans on a case-by-case basis. After sending requisite default notices, the Company typically holds discussions with the property owner/developer. In the event the Company determines that the owner/developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Whenever the Company determines that successful operation by the current owner/developer is not feasible, negotiations for the transfer of a deed, in lieu of foreclosure, to an affiliated entity may be undertaken. In the absence of operating deficit guarantees, the Company may face additional risk from operations with respect to properties so transferred, which may require subsidies from Company reserves to cover potential operating deficits before debt service. The Company does not currently anticipate that any such operating deficits before debt service will occur in 2000.

Employees

         As of December 31, 1999, the Company had 160 employees. The Company is not a party to any collective bargaining agreement.

Item 2.  Properties.

         The Company has no physical properties, as its assets consist primarily of the mortgage revenue bonds and other bond related investments described under
Item 1 and certain related loans described in Note 7 to the Company's consolidated financial statements included elsewhere herein. The Company leases office space as follows:

Baltimore, Maryland. In November 1998, the Company assumed the lease agreement from an affiliate for office space. The office space contains 11,124 square feet and the lease expires in March, 2002.

Clearwater, Florida. In June 1996, Midland entered into a seven-year lease for a 14,876 square feet office facility. In September 1998, Midland negotiated a new lease for an additional 6,180 square feet of space in the same location with an expiration coinciding with the original lease.

         The Company, through Midland, also leases office space for its regional offices in Dallas, Texas, San Francisco, California and Detroit, Michigan. The Company believes its facilities are suitable for its requirements and are adequate for its current and contemplated future operations.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders during the three months ended December 31, 1999.

                                     Part II

Item 5.  Market for Registrant's Equity Securities and Related Stockholder
Matters

         Beginning August 30, 1996, the Common Shares were traded on the American Stock Exchange (the "AMEX") under the symbol "MMA." Effective June 25, 1998, the Company began trading on The New York Stock Exchange, Inc. (the "NYSE") under the same symbol. The following table sets forth the high and low sale prices per share of the Common Shares as reported by the AMEX and the NYSE for each calendar quarter since the commencement of trading, together with the distributions declared with respect to such shares allocable to such period.


                                                           Distributions
                                   High          Low         Declared
                                 ----------    ---------  ----------------
  1999:
          First Quarter                 20       17 1/4      $ 0.3950

          Second Quarter            20 3/4       18 1/2        0.4000

          Third Quarter           21 15/16       20 1/8        0.4050

          Fourth Quarter            20 5/8       18 1/4        0.4075


  1998:
          First Quarter             21 3/4       19 5/8      $ 0.3750

          Second Quarter            22 1/8       20 5/8        0.3800

          Third Quarter             21 7/8       18 3/8        0.3850

          Fourth Quarter            19 1/4       16 1/4        0.3900


         As of March 24, 2000, there were approximately 3,162 holders of record of Common Shares.

         The Preferred Shares and the Preferred CD Shares are not listed for trading on any national securities exchange and there is no established public trading market for those shares. As of March 24, 2000, there were 1,130 and 547 holders of record of Preferred Shares and Preferred CD Shares, respectively.

Description of Shares

         As of December 31, 1999 there were 22,159 Preferred Shares (14,933 Series I and 7,226 Series II), 10,962 Preferred CD Shares (7,798 Series I and 3,164 Series II), 2,000 Term Growth Shares and 17,392,064 Common Shares outstanding. Shareholder approval may not be required for the Company to issue additional shares in the future. Although the Company will not issue additional Preferred Shares or Preferred CD Shares, it may from time to time issue additional Common Shares depending upon market conditions. In addition, the Company is authorized to issue new classes of shares, which may be senior to the Common Shares but cannot be senior to the Preferred Shares or Preferred CD Shares. No shareholders have pre-emptive rights.

         The rights of the holders of each class of shares of the Company, including the distributions to which each class is entitled, are set forth in full in the Company's Operating Agreement, a copy of which is filed as an exhibit to this report. The following is a summary of the rights, privileges and preferences of the holders of each class.

         Preferred Shares. The performance of, and distributions with respect to, each series of Preferred Shares is based solely upon the performance of that portion of the original bonds attributable to such series as they existed immediately following the Refunding and prior to the 1995 Financing. Accordingly, the holders of the Preferred Shares are entitled to their proportionate share of distributions with respect to the 11 original bonds and 11 refunded Series B Bonds held by the Company, as well as the distributions they would have received with respect to the 11 refunded Series A Bonds had the 1995 Financing not occurred. Distributions to the holders of the Preferred Shares are satisfied, however, on a basis having priority over all payments with respect to the Common Shares, Term Growth Shares and any other equity class (other than Preferred CD Shares), out of all of the resources of the Company, including revenue from investment of the proceeds from the 1995 financing. None of the expenses incurred in connection with the 1995 financing or any future financings are borne by the holders of the Preferred Shares.

         The Preferred Shares must be partially redeemed upon (i) the sale or repayment of a bond attributable to such shares, (ii) the sale of a related mortgaged property, or (iii) beginning in the year 2000, an appraisal of a related mortgaged property indicating that its fair market value exceeds the sum of (a) the face value of the bond secured by the property and (b) unpaid accrued interest on such bond. Upon liquidation, the holders of the Preferred Shares are entitled to receive, after payment of creditors, the appraised value of the Company's assets attributable to such shares, together with all unpaid accrued distributions, before any distribution is made to the holders of Common Shares or other shares ranking junior to the Preferred Shares. The Preferred Shareholders shall be permitted to convert such shares to either Common Shares or cash (at the discretion of the Board of Directors) once every two years beginning in June 2004. Third party independent appraisals will be obtained to determine the conversion value for each share.

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

         Term Growth Shares. The holders of the Term Growth Shares are entitled to distribution of 2% of the Company's cash flow. Except with respect to distributions and various redemption features as defined in the Operating Agreement, the rights and privileges of the Term Growth Shares are substantially the same as those of the Common Shares. Term Growth Shares will be redeemed when Preferred and Preferred CD Shares are fully redeemed or converted (subject to certain conditions defined in the Company's Operating Agreement).

         Common Shares. The holders of the Common Shares are entitled to such distributions as declared by the Board of Directors out of funds legally available therefor. As of December 31, 1999, the Company's policy was to distribute to the holders of the Common Shares at least 80% of its cash flow from operations (exclusive of capital-related items and reserves) after payment of distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth Shares. No distributions may be declared or paid with respect to the Common Shares, however, so long as there remains unpaid any required distribution or redemption payment with respect to the Preferred Shares and Preferred CD Shares.

         The Common Shares are not redeemable (except pursuant to certain anti-takeover provisions) and upon liquidation share ratably in any assets remaining after payment of creditors and the liquidation preferences of the Preferred Shares and Preferred CD Shares. The holders of the Common Shares voting as a single class have the right to elect the directors of the Company and, voting together with the holders of the Preferred Shares and Preferred CD Shares, have voting rights with respect to a merger or consolidation of the Company in which it is not the surviving entity or the sale of substantially all of its assets, the removal of a director, the dissolution of the Company, and certain anti-takeover provisions. Each Common Share entitles its holder to cast one vote on each matter presented for shareholder vote. Because of provisions providing limited protection against dilution of the voting rights of the holders of the Preferred Shares and Preferred CD Shares, each Series I Preferred Share and Series I Preferred CD Share and each Series II Preferred and Series II Preferred CD Share currently entitles its holders to cast 38.10 and 43.95 votes, respectively, on each matter on which the Preferred and Preferred CD Shares vote along with the Common Shares presented for a vote of the holders of those shares.

ITEM 6.  SELECTED FINANCIAL DATA
 of and for the year ended December 31,                              1999          1998           1997        1996       1995
                                                                   ---------   -------------  ----------  ----------  ----------

INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
    other bond related investments                                 $35,435        $23,241        $17,219     $13,859     $13,363
Interest on loans                                                    6,543          4,563          3,500       1,343         211
Net gain on sales                                                    2,680          4,743          2,824           -         623
Other income                                                         8,888          2,911          1,796       1,327         366
Equity in MLP II                                                         -              -              -       2,141       3,150
                                                                  ---------   ------------    -----------  ----------  ---------
Total revenues                                                      53,546         35,458         25,339      18,670      17,713
Operating expenses                                                  10,112          6,002          3,962       3,812       4,509
Interest expense                                                     6,665              -              -           -           -
Other-than-temporary impairments related
   to investments in mortgage revenue bonds                         (1,120)        (2,049)        (2,580)     (3,990)          -
                                                                  ---------   ------------    -----------  ----------  ---------
Net income before income allocated to
   preferred shareholders in a subsidiary
   company and income taxes                                         35,649         27,407         18,797      10,868      13,204
Income allocated to preferred shareholders
   in a subsidiary company                                           3,433              -              -           -           -
                                                                   ---------  ------------    -----------  ----------- ----------
Net income before income taxes                                      32,216         27,407         18,797      10,868      13,204
Income taxes                                                           703              -              -           -           -
                                                                   ---------  ------------    -----------  ----------  ---------
Net income                                                         $31,513        $27,407        $18,797     $10,868     $13,204
                                                                   =========  ============    ===========  ========== ==========

PER SHARE/BAC DATA:
Net income (loss) per BAC prior to August 1, 1996:
Series I                                                                 -              -              -       $5.33      $43.74
Series II                                                                -              -              -      $26.05      $44.91

Net income per share subsequent  to July 31, 1996:
Preferred shares
    Series I                                                        $68.44         $67.80         $43.07      $22.84           -
    Series II                                                       $68.76         $64.74         $64.84      $27.24           -
Preferred capital distribution shares
    Series I                                                        $55.96         $56.23         $32.59      $18.86           -
    Series II                                                       $49.81         $48.97         $49.70      $21.53           -
Common shares (diluted earnings per share)                           $1.67          $1.60          $1.50       $0.56           -
Weighted average Common Shares outstanding - diluted            17,740,671     15,938,249     12,537,517  11,123,048           -

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds and other
  bond related investments                                        $391,633       $310,093       $220,961    $183,632    $146,142
Loans receivable                                                   286,489         17,246         11,491      10,158       2,890
Investment in MLP II Acquisition LP                                      -              -              -           -      65,299
Total assets                                                       801,746        364,161        243,101     230,277     230,282
Notes payable                                                      261,956              -              -           -           -
Long-term debt                                                      67,000              -              -           -           -
Preferred shareholders' equity in a subsidiary
  company                                                           80,159              -              -           -           -
Total shareholders' equity                                        $363,611       $355,452       $241,399    $220,983    $216,282
ITEM 6.  SELECTED FINANCIAL DATA (continued)



CASH DISTRIBUTIONS PER SHARE/BAC DISTRIBUTED
  EACH YEAR AS FOLLOWS:
Distributions per BAC prior to August 1, 1996:
Series I BACS:
For the six months ended June 30, paid in
  July/August                                                            -              -              -      $26.25      $26.25
For the six months ended December 31, paid
  in February                                                            -              -              -           -      $26.25
Series II BACS:
For the six months ended June 30, paid in July/August                    -              -              -      $27.50      $27.50
For the six months ended December 31, paid in February                   -              -              -           -      $27.50

Distributions per share subsequent  to July 31, 1996:
Preferred shares:
    Series I:
         For the year ended December 31, paid quarterly (1)        $108.97 (4)     $80.77 (3)     $53.57           -           -
         For the six months ended December 31, paid in February          -              -              -      $26.25           -
    Series II:
         For the year ended December 31, paid quarterly (1)        $217.93 (4)     $68.52         $62.87           -           -
         For the six months ended December 31, paid in February          -              -              -      $30.64           -
         Special distribution - August                                   -              -              -       $6.84           -
Preferred capital distribution shares:
    Series I:
         For the year ended December 31, paid quarterly (1)         $99.21 (4)     $79.44 (3)     $43.79           -           -
         For the six months ended December 31, paid in February          -              -              -      $21.57           -
         Special distribution/return of capital - August                 -              -              -     $177.59           -
    Series II:
         For the year ended December 31, paid quarterly (1)        $213.83 (4)     $53.36         $50.64           -           -
         For the six months ended December 31, paid in February          -              -              -      $25.00           -
         Special distribution/return of capital - August                 -              -              -     $252.03           -
Common shares:
         For the year ended December 31, paid quarterly (1)        $1.6075          $1.53          $1.43           -           -
         For the six months ended December 31, paid in February(2)       -              -              -     $0.6325           -



SHARES/BACs OUTSTANDING AND NUMBER OF HOLDERS
   AS FOLLOWS:
BACS as of December 31,
Series I:
BACs outstanding                                                         -              -              -           -     200,000
Number of BAC holders                                                    -              -              -           -       9,607
Series II:
BACs outstanding                                                         -              -              -           -      96,256
Number of BAC holders                                                    -              -              -           -       4,172
Shares as of December 31,
Preferred shares:
    Series I
         Shares outstanding                                         14,933         15,590         16,329      16,329           -
         Number of shareholders                                        780            803            873         952           -
    Series II
         Shares outstanding                                          7,226          7,350          7,637       7,637           -
         Number of shareholders                                        350            356            365         403           -
Preferred capital distribution shares:
    Series I
         Shares outstanding                                          7,798          8,325          8,909       8,909           -
         Number of shareholders                                        379            378            425         481           -
    Series II
         Shares outstanding                                          3,164          3,535          3,809       3,809           -
         Number of shareholders                                        168            170            194         222           -
Growth shares
         Shares outstanding                                     17,392,064     16,791,050     11,106,150  11,092,370           -
         Number of shareholders                                     15,536         15,772         13,405      11,052           -



(1) This amount represents total dividends declared for the year. Quarterly distributions were paid to all preferred shareholders beginning with the third quarter of 1997; the first semiannual distribution for 1997 was paid in August 1997.
(2)  This amount  represents a $0.07  distribution  for the one month ended July
     31, 1996 from the former Partnership and a $0.5625 distribution for the five months ended December 31, 1996 from the Company.
(3)  The 1998  distributions  for the Series I Preferred Shares and the Series I
     Preferred Capital Distribution Shares includes a special distribution of $24.93 and $33.88, respectively, for their proportionate share of the Company's net proceeds from the sale of three consolidated demand notes in December 1998.
(4)  The  distributions  for the Series I and Series II Preferred  and Preferred
     Capital Distribution Shares includes two special distributions. The first distribution relates to their proportionate share of the Company's net proceeds from the sale of eight consolidated demand notes in March 1999 as follows: Preferred Series I, $16.24; Preferred Series II, $25.59; Preferred
     Capital  Distribution  Series I, $19.96 and Preferred Capital  Distribution
     Series II, $41.89. The second distribution relates to their pro-rata portion of the return of capital from the refunding of the bond secured by the Riverset property as follows: Preferred Series I, $38.51; Preferred
     Series II, $133.24;  Preferred  Capital  Distribution  Series I, $37.60 and
     Preferred Capital Distribution Series II, $131.84.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

         The Company is principally engaged in originating, investing in and servicing investments in multifamily housing debt and equity. MuniMae primarily holds a portfolio of tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties.

         In May 1999, TE Bond Sub sold to institutional investors 42 shares of 6 7/8% Series A Cumulative Preferred Shares with a liquidation preference of $2,000,000 per share (the "Series A Preferred Shares" or the "Preferred Share Offering") (see further discussion under Liquidity and Capital Resources and
Note 3 to the Company's consolidated financial statements). The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub and thus the assets of TE bond Sub are not available to MuniMae's creditors. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Company. In connection with this transaction, the Company contributed certain of its assets to TE Bond Sub and its subsidiaries.

         On October 20, 1999, the Company acquired Midland for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in common shares at the closing of the transaction. In addition, $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to CAD.

         Midland is a fully integrated real estate investment firm specializing in providing debt and equity capital in the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Fannie Mae Delegated Underwriter and Servicer and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money.

         In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing servicing and loan origination services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The revenues associated with the investing segment consist primarily of interest earned on mortgage revenue bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for others, syndication and brokerage fees associated with the origination of tax credit syndications originated, taxable interest and fees earned on construction lending activities and other fee income.

Results of Operations

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

         Total income for the year ended December 31, 1999 increased by approximately $18.1 million over the same period last year due primarily to an increase in interest income collected on investments of $9.5 million and the inclusion of income generated by Midland of $9.0 million.

         Salaries and benefits and operating expenses for the year ended December 31, 1999 increased by approximately $3.8 million from the prior year due primarily to an increase in salary and benefits expense as a result of an increase in the number of employees and an increase in the incentive compensation earned in 1999 totaling $1.6 million and the inclusion of the Midland expenses of $2.5 million.

         The Company incurred interest expense of $6.7 million during 1999. Of this amount, $2.6 million was the result of the Term Securitization Facility in March 1999 (see further discussion under the Liquidity and Capital Resources) and the balance is interest expense incurred on borrowings by Midland used to finance its construction lending activities.

         The Company recorded other-than-temporary impairments aggregating $1.1 million on one investment in 1999. These noncash charges do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income stream, or the financial obligations under the bonds.

         The operating segment discussed above consists primarily of directly and indirectly wholly owned subsidiaries of the Company subject to income taxes. The Company recorded income tax expense of $703,000 for the year ended December 31, 1999 associated with these entities.

         For the year ended December 31, 1999, the net adjustment to other comprehensive income for unrealized holding losses on mortgage revenue bonds and other bond related investments available for sale was $3.5 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive loss for the year ended December 31, 1999 was $3.7 million and total comprehensive income was $27.8 million.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Total income for the year ended December 31, 1998 increased by approximately $10.1 million over 1997 due primarily to (1) an increase in interest income and fees on new investments of $7.6 million, (2) an increase in gain on sales of $1.9 million, and (3) an increase in interest on short-term investments of $0.7 million as a result of the temporary investment of equity offering proceeds. The $4.7 million gain on sales in 1998 was primarily the result of the sale of certain notes in the fourth quarter ($4.2 million) and the sale of the Hunters Ridge/ South Pointe investment in the first quarter ($0.3 million).

         Operating expenses for the year ended December 31, 1998 increased by approximately $2.0 million over 1997 due primarily to (1) an increase in salary and benefits expense as a result of an increase in the number of employees and an increase in the incentive compensation earned in 1998, (2) an increase in costs associated with growing the Company, (3) an increase in costs associated with growth in investment activities, and (4) an initial filing fee for listing the Common Shares on the New York Stock Exchange. Also, the Company recorded other-than-temporary impairments aggregating $2.0 million on two bonds in 1998.

         For the year ended December 31, 1998, the net adjustment to other comprehensive income for unrealized holding losses on mortgage revenue bonds and other bond related investments available for sale was $1.4 million. After a reclassification adjustment for losses of $1.5 million included in net income, other comprehensive income for the year ended December 31, 1998 was $59,000 and total comprehensive income was $27.4 million.

New Accounting Pronouncement

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended by SFAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB 133". This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At this time, the Company is still assessing the impact of FAS 133 on its financial condition and results of operations.

Liquidity and Capital Resources

         The Company's primary objective is to maximize shareholder value through increases in CAD per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan includes structuring $200 to $250 million in investment transactions in 2000. In order to achieve its plan, the Company will be required to obtain additional financing of approximately $100 to $150 million during 2000. In order to facilitate this growth strategy, the Company will most likely require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that
(1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and Common Share or Preferred Share equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae, the Company has expanded its access to capital.

         The Company's investment in bonds and other bond related investments are secured by non-recourse mortgage loans on real estate properties. As a result, the value of these investments is subject to all of the factors affecting bond and real estate values, including interest rate changes, demographics, local real estate markets and individual property performance.

         Certain of the bonds held by the Company are participating bonds that provide for payment of contingent interest in addition to the payment of base interest at a fixed rate. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments. As a result of these factors, debt service on the bonds, and therefore cash flow available for distribution to all shareholders, is dependent upon the performance of the underlying properties.

         For the year ended December 31, 1999, the Company originated $200 million in investment transactions. Of this amount, $106 million of these transactions were bond or loan originations retained by the Company. The remaining investment transactions involve the securitizations discussed below.

Preferred Share Equity Offering

         On May 27, 1999, TE Bond Sub sold to institutional investors 42 shares of Series A Cumulative Preferred Shares. The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Company. Cash distributions on the Series A Preferred Shares are paid quarterly on each January 31, April 30, July 31 and October 31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with this transaction, the Company contributed certain of its assets to TE Bond Sub and its subsidiaries. The assets of TE Bond Sub and its subsidiaries, while controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of MuniMae. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table and in footnotes to the Other Bond Related Investments table in Note 5 and Note 7, respectively, of the Company's consolidated financial statements. The fair value of such assets aggregated $359.0 million at December 31, 1999.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank that, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust (the "senior interests"), which have first priority on the cash flow from the bonds, are sold to accredited qualified third party investors. The Company purchases the residual interests in the trust and receives the proceeds from the sale of the senior interests less certain transaction costs. The Company may also purchase, for investment purposes, residual interests in trusts holding bonds that the Company did not own, in which case no proceeds are received. The residual interests are the subordinate security and receive the residual income after the payment of all fees and the floating rate obligation. The Company recognizes taxable capital gains (or losses) upon the sale of its bonds.

         The investment bank (the "credit enhancer") provides liquidity to the trust and credit enhancement to the bonds which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one-year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact income. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed below), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 1999, $179.2 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement. The Company has already extended, in advance, the liquidity and credit enhancement of $116.1 million of senior interests through June 15, 2000 and September 15, 2000, respectively. In addition, the Company entered an agreement whereby the liquidity and credit enhancement facilities will be automatically extended for six month increments subsequent to June 15, 2000 and September 15, 2000 and each six month anniversary thereafter unless notified by the credit enhancer six months in advance of their termination of the facilities. The Company continues to review alternatives that would reduce and diversify credit risks.

         Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trust created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company enters into interest rate swaps, which are contracts exchanging an obligation to receive a floating rate approximating the rate on the senior interests for an obligation to pay a fixed rate. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains (or losses) upon the termination of an interest rate swap contract. The interest rate swaps are for limited time periods which generally approximate the term of the securitization trust and are for notional amounts that generally approximate the outstanding senior interests in the trust. Also, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire or are terminated, in which case the Company would be fully exposed to interest rate risk to the extent the swaps are terminated by the counterparty while the securitization trust remains in existence. In addition, there is no guarantee that the securitization trust will be in existence for the duration of the swap, as these securitization trusts are collapsed if the credit enhancement or liquidity facilities are not renewed, as discussed above. If the securitization trusts are no longer in existence, the Company would recognize gains and losses from changes in market values of the swap instruments or from the termination of the swap agreements. Depending on market conditions, these gains and losses on the interest rate swaps could be significant.

         The term of the securitization trusts is based on the anticipated prepayment of the underlying bond in the trust. If the bond prepayment occurs as anticipated, the Company will receive its pro rata share of proceeds from the prepayment. However, there is no certainty that bond prepayment will occur at the end of the term of the securitization trust. If the bond does not prepay before the securitization trust terminates, the Company would be forced to liquidate its subordinate investment or, if the Company wished to retain this investment, it would be forced to purchase the remaining interests in the bond.

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own but in which it now holds a residual interest. During 1999, the Company purchased and/or sold interests in two bonds that it previously securitized.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing on-balance sheet debt plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at December 31, 1999 and 1998 was approximately 46% and 41%, respectively.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trusts.

Term Securitization Facility

         In March 1999, the Company consummated a transaction with Merrill Lynch that converted a portion of its investment in the securitization trusts discussed above into a longer-term securitization facility. As a result, this transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the securitization trusts and the swap agreements, (b) reduce the annual financing costs and (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments (see discussion in Note 4 to the consolidated financial statements).

         This transaction was accounted for using the concepts outlined in Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the senior certificates were recorded as long-term debt and the bonds associated with this transaction are included in investments in mortgage revenue bonds. Prior to this transaction, these assets and liabilities had received sale treatment and therefore were off-balance sheet financing.

Cash Flow

         At December 31, 1999 and 1998, the Company had cash and cash equivalents of approximately $54.4 million and $23.2 million, respectively.

         Cash flow from operating activities was $30.7 million, $25.7 million and $18.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash flow for 1999 versus 1998 and 1998 versus 1997 is due primarily to an increase in income from investment of equity offering proceeds.

         The Company uses CAD as the primary measure of its dividend paying ability. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are three primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the noncash gain and loss recognized for GAAP associated with valuations and sales of investments, which are not included in the calculation of CAD. The third difference is the treatment of goodwill and other intangibles, which are amortized into expense for GAAP, and not included in the calculation of CAD.

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the Company's net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual CAD to Common Shares. For the years ended December 31, 1999 and 1998, cash available for distribution to Common Shares was $29.8 million and $26.6 million, respectively. The Company's Common Share dividend for 1999 of $1.6075 represents a payout ratio of 92.0% of CAD. The Company's Common Share dividend for 1998 of $1.53 represents a payout ratio of 90.0% of CAD.

         Regular cash distributions to shareholders attributable to the years ended December 31, 1999, 1998 and 1997 were $29.7 million, $27.1 million and $18.3 million, respectively.

         The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, and securitization proceeds. In addition, the Company's business plan includes structuring $200 to $250 million in investment transactions in 2000. In order to achieve its plan, the Company will be required to obtain additional financing of approximately $100 to $150 million during 2000. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.

Income Tax Considerations

         MuniMae is organized as a limited liability company and as a result, no recognition of income taxes is made. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes.

         However, as a result of the Midland acquisition, in October 1999, the Company restructured its operations into two segments, an operating segment and an investing segment as discussed above. The operating segment, which is directly or indirectly wholly owned by MuniMae, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

         A portion of the Company's interest income is derived from private activity bonds that for income tax purposes, are considered tax preference items for purposes of alternative minimum tax ("AMT"). AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company's income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         The Company's balance sheet consists of two items subject to interest rate risk: investments in mortgage revenue bonds and investments in other bond related investments. First, changes in interest rates do not have a direct impact on the interest income collected on the fixed rate and participating mortgage revenue bonds but may have an impact on the determination of the fair value of these investments. Second, the Company is exposed to the impact of interest rate changes on its floating rate other bond related investments. Additionally, changes in interest rates have an impact on the fair values of the floating rate investments and related interest rate swaps. It is also important to note that a rising interest rate environment could reduce the demand for multi-family tax-exempt and taxable financing which could limit the Company's ability to structure transactions.

         Through Midland, the Company's loans receivable and notes payable are not expected to be subject to interest rate risk. The Company typically provides loans to borrowers (loans receivable) by borrowing from third parties (notes payable). The Company earns the interest income that represents the difference between the interest charged to borrowers and the interest paid to the Company's lenders. The Company attempts to match the terms and rates of its loans receivable and notes payable to fix the interest income the Company will receive.

         As disclosed above and in Notes 7 and 8 to the Company's consolidated financial statements, the Company manages its interest rate exposure on its investments in residual interests in securitization trusts (or "RITESSM"), which are inverse floaters, through the use of interest rate swaps in the notional amount of the outstanding senior interests in the securitization trusts. The Company attempts to hedge all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate investments may not be fully hedged by interest rate swap contracts. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. Additionally, the counterparty to the Company's interest rate swaps may terminate the contract at times unfavorable to the Company. At December 31, 1999, the Company was not hedged by interest rate swaps on a notional amount of $19.6 million, representing 11% of the outstanding senior interests in the securitization trusts. Based on the Company's unhedged position at December 31, 1999 and assuming perfect hedge correlation, if interest rates as of December 31, 1999 increased by 10%, the Company's interest income and cash flows on its RITESSM would decrease by $98,000 per year. At December 31, 1998, the Company was not hedged by interest rate swaps on a notional amount of $11.5 million, representing 7% of the outstanding senior interests in the securitization trusts. Based on the Company's unhedged position at December 31, 1998 and assuming perfect hedge correlation, if interest rates as of December 31, 1998 increased by 10%, the Company's interest income and cash flows on its RITESSM would decrease by $46,000 per year. The Company does not enter into interest rate swap contracts for trading purposes.

         To generate short-term financing proceeds, the Company occasionally enters into total returns swaps with Merrill Lynch as explained in Note 7 to the Company's consolidated financial statements. Similar to the RITESSM, these investments are subject to interest rate risk and to-date the Company has not always entered into interest rate swaps to hedge this exposure. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. At December 31, 1999, the Company had three total return swaps outstanding with a notional amount of $45.3 million. If these investments were held for an entire year and interest rates increased by 10%, the Company's interest income and cash flow on its total return swaps would decrease by $243,000 per year.

         The Company's investments in mortgage revenue bonds and other bond related investments including total return swaps and interest rate swaps are carried at fair value; therefore, changes in interest rates may affect the carrying value of the Company's investments. Also, significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. The fair value of the Company's investments is determined in accordance with the Company's valuation policy discussed in Note 1 to the Company's consolidated financial statements included herein. In accordance with this policy, it is estimated that a 10% increase in market interest rates as of December 31, 1999 and 1998 would result in a 12% and 11% decrease in the carrying value of the Company's fixed rate mortgage revenue bonds and bond related investments that are fair valued based on quotes from external sources for the year ended December 31, 1999 and 1998, respectively. However, for the participating mortgage revenue bonds for which the fair value is determined by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, local supply and demand and economic events, and investor risk perceptions. The information presented herein should be read in conjunction with Notes 1, 5, 6, 7 and 8 to the Company's consolidated financial statements included herein.

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

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2000, are listed in Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's proxy statement for its 2000 annual shareholders meeting under the captions "Election of Directors", "Identification of Executive Officers," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934"and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's proxy statement for its 2000 annual shareholders meeting under the heading "Report of the Compensation Committee of the Board of Directors" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's proxy statement for its 2000 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's proxy statement for its 2000 annual shareholders meeting under the same caption and is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997 Consolidated
         Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements

        (2) List of Financial Statement Schedules.

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

10.5 Stock Purchase and Contribution Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated September 30, 1999 (filed as Item 7 (c) Exhibit 2.1 to the Company's report on Form 8-K, filed with the Commission on November 8, 1999 and incorporated by reference herein).

10.6 Registration Rights Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as
     Item 16 Exhibit 2.2 to the Company's report on Form S-3, File No. 333-56049, filed with the Commission on January 24, 2000 and incorporated by reference herein).

10.7 Employment Agreement between the Registrant and Robert J. Banks, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).

10.8 Employment Agreement between the Registrant and Keith J. Gloeckl, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).

10.9 Employment Agreement between the Registrant and Ray F. Mathis, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).

11   Computation of Earnings Per Share

21   Subsidiaries

23   Consent of PricewaterhouseCoopers LLP

27   Financial Data Schedule

(b)   Reports on Form 8-K.

          On October 8, 1999, the Company filed a report on Form 8-K announcing an agreement to acquire 100% of the capital stock of Midland Financial Holdings, Inc. from Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis for up to $45 million.

          On November 2, 1999 the Company filed a report on Form 8-K announcing the consummation of its acquisition on October 20, 1999 of 100% of the capital stock of Midland Financial Holdings, Inc. from Messrs.
 Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis for up to $45 million.

          On December 27, 1999 the Company filed a report on Form 8-K/A amending the November 2, 1999 Form 8-K filing to include pro forma information with respect to the acquisition of 100% of the capital stock of Midland Financial Holdings, Inc. from Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis for up to $45 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Municipal Mortgage & Equity, LLC


                                             By:  /s/ Mark K. Joseph
                                                  -------------------
                                                  Mark K. Joseph
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature                             Title                          Date

/s/ Mark K. Joseph             Chairman of the Board,             March 29, 2000
---------------------------    Chief Executive Officer
Mark K. Joseph                 (Principal Executive Officer),
                               and Director

/s/ Gary A. Mentesana          Chief Financial Officer            March 29, 2000
---------------------------
Gary A. Mentesana

/s/ Michael L. Falcone         Chief Operating Officer            March 29, 2000
---------------------------    and Director
Michael L. Falcone

/s/ Robert J. Banks            Senior Vice President              March 29, 2000
---------------------------    and Director
Robert J. Banks

/s/Charles Baum                Director                           March 29, 2000
------------------
Charles Baum

 /s/ Richard O. Berndt         Director                           March 29, 2000
-----------------------
Richard O. Berndt

/s/ Robert S. Hillman          Director                           March 29, 2000
---------------------
Robert S. Hillman

/s/William L. Jews             Director                           March 29, 2000
------------------
William L. Jews

/s/ Douglas A. McGregor        Director                           March 29, 2000
-----------------------
Douglas A. McGregor

/s/ Carl W. Stearn             Director                           March 29, 2000
---------------------------
Carl W. Stearn

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Municipal Mortgage and Equity LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows and of shareholders' equity present fairly, in all material respects, the consolidated financial position of Municipal Mortgage and Equity, L.L.C. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 2, the financial statements include mortgage revenue bonds and other bond related investments valued at $391,632,000 (49% of total assets) and $310,093,000 (86% of total assets) at December 31, 1999 and 1998, respectively, whose values have been estimated by the Company's management in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



/s/ PricewaterhouseCoopers, LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
February 11, 2000

                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share data)

                                                                                        December 31,       December 31,
                                                                                          1999                1998
                                                                                     ---------------     ---------------

ASSETS
Cash and cash equivalents                                                                 $  54,417           $  23,164
Interest receivable                                                                           8,118               2,859
Investment in mortgage revenue bonds, net (Note 5)                                          225,782             201,858
Investment in mortgage revenue bonds pledged, net (Note 5)                                  165,762              96,566
Investment in other bond related investments (Notes 6, 7 and 8)                               8,338              16,419
Loans receivable (Note 9)                                                                   286,489              17,246
Restricted assets (Note 10)                                                                  15,833               5,367
Other assets                                                                                  8,246                 375
Property and equipment                                                                          894                 307
Goodwill (Note 2)                                                                            27,867                   -
                                                                                     ---------------     ---------------
Total assets                                                                              $ 801,746           $ 364,161
                                                                                     ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 11)                                                                   $ 261,956           $       -
Accounts payable, accrued expenses and other liabilities                                     19,327               3,959
Investment in other bond related investments (Notes 6, 7 and 8)                               8,249               4,750
Distributions payable                                                                         1,444                   -
Long-term debt (Note 4)                                                                      67,000                   -
                                                                                     ---------------     ---------------
Total liabilities                                                                           357,976               8,709
                                                                                     ---------------     ---------------

Commitments and contingencies (Note 12)                                                           -                   -

Preferred shareholders' equity in a subsidiary company (Note 3)                              80,159                   -

Shareholders' equity:
Preferred shares:
    Series I (14,933 and 15,590 shares issued and outstanding, respectively)                 10,105              10,985
    Series II (7,226 and 7,350 shares issued and outstanding, respectively)                   5,720               5,970
Preferred capital distribution shares:
    Series I (7,798 and 8,325 shares issued and outstanding, respectively)                    3,756               4,351
    Series II (3,164 and 3,535 shares issued and outstanding, respectively)                   1,632               1,958
Term growth shares (2,000 shares issued and outstanding)                                        165                 105
Common shares (17,538,140 shares, including 17,528,011 issued, and 10,129 deferred shares at December 31, 1999 and 16,944,882 shares, including
    16,938,446 issued, and 6,436 deferred shares at December 31, 1998)                      324,443             310,109
Less common shares held in treasury at cost (146,076 shares
    and 153,832, respectively)                                                               (2,481)             (2,555)
Less unearned compensation  - deferred shares (Note 17)                                      (3,468)             (2,892)
Accumulated other comprehensive income                                                       23,739              27,421
                                                                                     ---------------     ---------------
Total shareholders' equity                                                                  363,611             355,452
                                                                                     ---------------     ---------------

Total liabilities and shareholders' equity                                                $ 801,746           $ 364,161
                                                                                     ===============     ===============

The accompanying notes are an integral part of these financial statements.

                                            MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except share and per share data)


                                                                                   For the year ended December 31,
                                                                            ----------------------------------------------
                                                                                  1999           1998            1997
                                                                            -------------- --------------  --------------
INCOME:
Interest on mortgage revenue bonds and other bond related investments            $ 35,435       $ 23,241        $ 17,219
Interest on loans                                                                   6,543          4,563           3,500
Loan origination and brokerage fees                                                 3,925            425             649
Loan servicing fees                                                                 1,759            883             502
Interest on short-term investments                                                  1,848          1,330             627
Other income                                                                        1,356            273              18
Net gain on sales (Note 6 and 9)                                                    2,680          4,743           2,824
                                                                            -------------- --------------  --------------
Total income                                                                       53,546         35,458          25,339
                                                                            -------------- --------------  --------------
EXPENSES:
Salaries and benefits                                                               6,746          3,309           1,774
Operating expenses                                                                  3,069          2,693           2,188
Goodwill and other intangibles amortization                                           297              -               -
Interest expense                                                                    6,665              -               -
Other-than-temporary impairments related to investments in mortgage
      revenue bonds and other bond related investments (Note 4)                     1,120          2,049           2,580
                                                                            -------------- --------------  --------------
Total expenses                                                                     17,897          8,051           6,542
                                                                            -------------- --------------  --------------
Net income before income allocated to preferred shareholders
      in a subsidiary company and income taxes                                     35,649         27,407          18,797
Income allocable to preferred shareholders in a subsidiary company (Note 3)         3,433              -               -
                                                                            -------------- --------------  --------------
Net income before  income taxes                                                    32,216         27,407          18,797
Income taxes                                                                          703              -               -
                                                                            -------------- --------------  --------------
Net income                                                                       $ 31,513       $ 27,407        $ 18,797
                                                                            ============== ==============  ==============

Net income allocated to:
      Preferred shares:
         Series I                                                                $  1,022       $  1,057        $    703
                                                                            ============== ==============  ==============
         Series II                                                                    497            476             495
                                                                            ============== ==============  ==============
      Preferred capital distribution shares:
         Series I                                                                $    436       $    468        $    290
                                                                            ============== ==============  ==============
         Series II                                                                    158            173             189
                                                                            ============== ==============  ==============
      Term growth shares                                                         $    604       $    505        $    381
                                                                            ============== ==============  ==============
      Common shares                                                              $ 28,796       $ 24,728        $ 16,739
                                                                            ============== ==============  ==============

Basic net income per share:
      Preferred shares:
         Series I                                                                $  68.44       $  67.80        $  43.07
                                                                            ============== ==============  ==============
         Series II                                                                  68.76          64.74           64.84
                                                                            ============== ==============  ==============
      Preferred capital distribution shares:
         Series I                                                                $  55.96       $  56.23        $  32.59
                                                                            ============== ==============  ==============
         Series II                                                                  49.81          48.97           49.70
                                                                            ============== ==============  ==============
      Common shares                                                              $   1.70       $   1.62        $   1.51
                                                                            ============== ==============  ==============
      Weighted average common shares outstanding                               16,922,788     15,233,380      11,094,881
Diluted net income per share:
      Common shares                                                              $   1.67       $   1.60        $   1.50
                                                                            ============== ==============  ==============
      Weighted average common shares outstanding                               17,740,671     15,938,249      12,537,517

The accompany notes are an integral part of these financial statements.


                                            MUNICIPAL MORTGAGE & EQUITY, LLC
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (In thousands)

                                                                                For the year ended December 31,
                                                                        -------------------------------------------------
                                                                            1999             1998              1997
                                                                        --------------   --------------   ---------------

Net income                                                                   $ 31,513         $ 27,407          $ 18,797
                                                                        --------------   --------------   ---------------

Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                (3,466)          (1,416)           15,474
    Reclassification adjustment for (gains) losses
       included in net income                                                    (216)           1,475              (535)
                                                                        --------------   --------------   ---------------
Other comprehensive income (loss)                                              (3,682)              59            14,939
                                                                        --------------   --------------   ---------------

Comprehensive income                                                         $ 27,831         $ 27,466          $ 33,736
                                                                        ==============   ==============   ===============

The accompanying notes are an integral part of these financial statements.

                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 (In thousands, except share data)



                                                  Preferred Capital                                            Accumulated
                              Preferred Shares   Distribution Shares                                            Other
                            -------------------- ------------------- Term Growth Common  Treasury  Unearned  Comprehensive
                             Series I  Series II Series I  Series II   Shares    Shares  Shares  Compensation Income (Loss)  Total
                            ---------  --------- --------- --------- ----------- ------- -------- ----------- ------------  -------

Balance, January 1, 1997     $ 11,254 $ 6,086     $ 4,559   $ 2,080    $     - $ 185,514  $ (933)  $       -    $ 12,423  $ 220,983
    Net income                    703     495         290       189        381    16,739       -           -           -     18,797
    Unrealized gains on
      investments, net of
      reclassifications             -       -           -         -          -         -       -           -      14,939     14,939
    Distributions                (649)   (351)       (290)     (143)      (284)  (11,856)      -           -           -    (13,573)
    Reissuance of treasury
      shares                        -       -           -         -          -         3      11           -           -         14
    Deferred shares issued
      under the Non-Employee
      Directors' Share
      Plans (Note 17)               -       -           -         -          -        62       -           -           -         62
    Deferred share grants (Note 17) -       -           -         -          -     2,042       -      (2,042)          -          -
    Amortization of deferred
      compensation (Note17)         -       -           -         -          -         -       -         177           -        177
                            ---------  --------- --------- --------- ----------- ------- -------- ----------- ------------  -------
Balance, December 31, 1997     11,308   6,230       4,559     2,126         97   192,504    (922)     (1,865)     27,362    241,399
    Net income                  1,057     476         468       173        505    24,728       -           -           -     27,407
    Unrealized gains on
      investments, net of
      reclassifications             -       -           -         -          -         -       -           -          59         59
    Distributions                (868)   (502)       (377)     (188)      (497)  (21,562)      -           -           -    (23,994)
    Purchase of treasury shares
      (Note 18)                     -       -           -         -          -         -  (1,666)          -           -     (1,666)
    Reissuance of treasury shares   -       -           -         -          -       (15)     33           -           -         18
    Options exercised               -       -           -         -          -       288       -           -           -        288
    Deferred shares issued under
      the Non-Employee Directors'
      Share Plans (Note 17)         -       -           -         -          -        57       -           -           -         57
    Issuance of common shares       -       -           -         -          -   112,316       -           -           -    112,316
    Retirement of preferred shares
      (Note 14)                  (512)   (234)       (299)     (153)         -       154       -           -           -     (1,044)
    Deferred share grants
      (Note 17)                     -       -           -         -          -     1,639       -      (1,639)          -          -
    Amortization of deferred
     compensation (Note 17)         -       -           -         -          -         -       -         612           -        612
                            ---------  --------- --------- --------- ----------- ------- -------- ----------- ------------  -------
Balance, December 31, 1998     10,985   5,970       4,351     1,958        105   310,109  (2,555)     (2,892)     27,421    355,452
    Net income                  1,022     497         436       158        604    28,796       -           -           -     31,513
    Unrealized losses on
        investments, net of
        reclassifications           -       -           -         -          -         -       -           -      (3,682)    (3,682)
    Distributions              (1,439)   (646)       (756)     (279)      (544)  (26,801)      -           -           -    (30,465)
    Purchase of treasury
        shares (Note 18)            -       -           -         -          -         -    (581)          -           -       (581)
    Reissuance of treasury shares   -       -           -         -          -      (640)    655           -           -         15
    Options exercised               -       -           -         -          -        72       -           -           -         72
    Deferred shares issued under
       the Non-Employee Directors'
       Share Plans                  -       -           -         -          -        72       -           -           -         72
    Retirement of preferred
       shares                    (463)   (101)       (275)     (205)         -       117       -           -           -       (927)
    Issuance of common shares
      (Note 2)                                                                    11,275       -           -           -     11,275
    Deferred share grants
      (Note 17)                     -       -           -         -          -     1,443       -      (1,443)          -          -
    Amortization of deferred
       compensation (Note 17)       -       -           -         -          -         -       -         867           -        867
                            ---------  --------- --------- --------- ----------- ------- -------- ----------- ----------- ---------
Balance, December 31, 1999   $ 10,105 $ 5,720     $ 3,756   $ 1,632      $ 165  $324,443 $(2,481)   $ (3,468)   $ 23,739  $ 363,611
                            =========  ========= ========= ========= =========== ======= ======== =========== =========== =========


                                                                        Preferred Capital
                                               Preferred Shares        Distribution Shares
                                            ------------------------ ------------------------  Term Growth   Common      Treasury
 SHARE ACTIVITY:                             Series I    Series II    Series I    Series II      Shares      Shares       Shares
                                            ------------ ----------- ------------ ----------- ----------- ------------ -----------

Balance, January 1, 1997                         16,329       7,637        8,909       3,809       2,000   11,092,370      60,798
    Reissuance of treasury shares                     -           -            -           -           -          721        (721)
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 17)   -           -            -           -           -        3,685           -
    Issuance of common shares under the
      Employee Share Incentive Plans (Note 17)        -           -            -           -           -        9,374           -
                                            ------------ ----------- ------------ ----------- ----------- ------------ -----------
Balance, December 31, 1997                       16,329       7,637        8,909       3,809       2,000   11,106,150      60,077
    Purchase of treasury shares                       -           -            -           -           -      (95,900)     95,900
    Reissuance of treasury shares                     -           -            -           -           -        2,145      (2,145)
    Issuance of common shares                         -           -            -           -                5,746,000           -
    Retirement of preferred shares                 (739)       (287)        (584)       (274)          -            -           -
    Options exercised                                 -           -            -           -           -       17,166           -
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 17)   -           -            -           -           -        2,751           -
    Issuance of common shares under the
      Employee Share Incentive Plans (Note 17)        -           -            -           -           -       12,738           -
                                            ------------ ----------- ------------ ----------- ----------- ------------ -----------
Balance, December 31, 1998                       15,590       7,350        8,325       3,535       2,000   16,791,050     153,832
    Purchase of treasury shares                       -           -            -           -           -      (30,000)     30,000
    Reissuance of treasury shares                     -           -            -           -           -       33,256     (33,256)
    Retirement of preferred shares                 (657)       (124)        (527)       (371)          -            -           -
    Options exercised                                 -           -            -           -           -        4,500      (4,500)
    Issuance of common shares (Note 2)                -           -            -           -           -      589,565           -
    Deferred shares issued under the
       Non-Employee Directors' Share Plans (Note 17)  -           -            -           -           -        3,693           -
                                            ------------ ----------- ------------ ----------- ----------- ------------ -----------
Balance, December 31, 1999                       14,933       7,226        7,798       3,164       2,000   17,392,064     146,076
                                            ============ =========== ============ =========== =========== ============ ===========


The accompanying notes are an integral part of these financial statements.



                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                                         For the year ended December 31,
                                                                               -----------------------------------------------------
                                                                                    1999               1998              1997
                                                                               ----------------  -----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $ 31,513           $ 27,407          $ 18,797
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company                   3,433                  -                 -
    Other-than-temporary impairments related to investments in
      mortgage revenue bonds                                                             1,120              2,049             2,580
    Decrease in valuation allowance on parity working capital loans                       (649)              (213)              (92)
    Net gain on sales                                                                   (2,680)            (4,743)           (2,824)
    Net amortization of premiums, discounts and fees on investments                        298                277                50
    Depreciation and amortization                                                          405                 38                 8
    Deferred share compensation expense                                                    867                612               177
    Deferred shares issued under the Non-Employee Directors' Share Plans                    72                 57                62
    Director fees paid and share awards made by reissuance of treasury shares               15                 18                14
    Increase in interest receivable                                                     (3,194)            (1,387)             (120)
    (Increase) decrease in other assets                                                 (2,271)                30               (87)
    Increase in accounts payable, accrued expenses and other liabilities                 1,726              1,539               190
                                                                               ----------------  -----------------  ----------------
Net cash provided by operating activities                                               30,655             25,684            18,755
                                                                               ----------------  -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments
    and loan originations                                                             (226,401)          (224,394)         (110,847)
Acquisition of Midland net of cash acquired                                            (24,365)                 -                 -
Purchases of property and equipment                                                       (123)              (273)              (80)
Net reduction (investment) in restricted assets                                        (10,466)            (4,037)           (1,000)
Principal payments received                                                             24,769                263               162
Net proceeds from sales of investments                                                 137,250            132,651            87,231
                                                                               ----------------  -----------------  ----------------
Net cash used in investing activities                                                  (99,336)           (95,790)          (24,534)
                                                                               ----------------  -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                      88,697                  -                 -
Repayment of credit facilities                                                        (35,032)                 -                 -
Issuance of common shares                                                                    -            112,316                 -
Issuance of preferred shares in a subsidiary company                                    80,159                  -                 -
Retirement of preferred shares                                                            (927)            (1,044)                -
Proceeds from stock options exercised                                                       72                288                 -
Purchase of treasury shares                                                               (581)            (1,666)                -
Distributions                                                                          (30,465)           (23,994)          (21,668)
Distributions to preferred shares in a subsidiary company                               (1,989)                 -                 -
                                                                               ----------------  -----------------  ----------------
Net cash provided by (used in) financing activities                                     99,934             85,900           (21,668)
                                                                               ----------------  -----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                    31,253             15,794           (27,447)
Cash and cash equivalents at beginning of period                                        23,164              7,370            34,817
                                                                               ----------------  -----------------  ----------------
Cash and cash equivalents at end of period                                            $ 54,417           $ 23,164          $  7,370
                                                                               ================  =================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                         $  4,682           $      -          $      -
                                                                               ================  =================  ================
Income taxes paid                                                                     $    735           $      -          $      -
                                                                               ================  =================  ================

DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility (see Note 4)                          $ 67,000           $      -          $      -
                                                                               ================  =================  ================




The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments in multifamily housing debt and equity. The Company primarily holds a portfolio of tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties.

         On October 20, 1999, the Company acquired Midland Financial Holdings, Inc. ("Midland") for approximately $45 million (see Note 2). The consolidated earnings of Midland are included in the Company's results of operations from the date of the Company's acquisition of Midland.

         The assets of MuniMae TE Bond Subsidiary, LLC and its subsidiaries (collectively, "TE Bond Sub"), a majority owned subsidiary of MuniMae, are solely those of TE Bond Sub and are not available to creditors of MuniMae. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of the Company and in certain circumstances could be foreclosed upon.

         The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

         The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

         The consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries and its majority owned subsidiary, TE Bond Sub. All significant intercompany balances and transactions have been eliminated. Preferred shareholders' equity in TE Bond Sub represents a minority interest in the Company (see further discussion in Note 3).

Cash and Cash Equivalents

         Cash and cash equivalents consist principally of investments in money market mutual funds, short-term marketable securities and reverse repurchase agreements with original maturities of 90 days or less, both of which are readily convertible to known amounts of cash in seven days or less. Cash equivalents are carried at cost, which approximates fair value.

Investment in Mortgage Revenue Bonds

         Mortgage revenue bonds are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). All investments in mortgage revenue bonds, regardless of their status, are classified and accounted for as available-for-sale debt securities and carried at fair value; unrealized holding gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company periodically evaluates the credit risk exposure associated with these assets to determine whether other-than-temporary impairments exist. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a mortgage revenue bond, an other-than-temporary impairment is recorded.

         The Company determines the fair value of participating bonds (i.e., bonds that participate in the net cash flow and net capital appreciation of the underlying properties) that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates. The Company engages an independent real estate valuation firm to assist the Company in reviewing the reasonableness of the estimates of discount rates, capitalization rates and other variables used to estimate the fair value of these bonds on an annual basis.

         The Company bases the fair value of non-participating bonds, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds.

         The Company recognizes base interest on the bonds as revenue as it accrues; contingent interest is recognized when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. The Company applies interest payments on non-accrual bonds first to previously recorded accrued interest and, once previously accrued interest is satisfied, is then recognized as income when received. The Company reinstates the accrual of interest income once a bond's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the bonds at rates negotiated at the time such investments were made and, with respect to contingent interest, when received. Base interest recognized on the bonds is exempt for federal income tax purposes to the shareholders. Contingent interest received on bonds with original issuance dates prior to August 13, 1996 is exempt for federal income tax purposes to the shareholders, while contingent interest on post-1996 bonds is taxable for federal income tax purposes.

Investment in Other Bond Related Investments

         The Company owns Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts (the "P-FLOATs(sm)") program discussed more fully in Notes 6 and 7. The Company classifies the RITES(sm) as available-for-sale debt securities under FAS 115 and carries the RITES(sm) at fair value with unrealized gains or losses included in accumulated other comprehensive income. The Company records unrealized holding gains or losses arising during the period through other comprehensive income while other-than-temporary impairments are recorded through operations. The Company uses the same policy discussed under "Investments in Mortgage Revenue Bonds" to determine whether other-than-temporary impairments exist on the RITES(sm). The Company determines the fair value of the RITES(sm), which also have a limited market, based on quotes from external sources, such as brokers, for these or similar investments. The fair value of a RITES(sm) investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATs(sm) at par (face amount). Accordingly, the value of the RITESSM may represent a liability to the Company in the event that the fair value of the underlying bond is exceeded by the face amount of the corresponding P-FLOATsSM. Any such liabilities are reflected as a liability in the accompanying consolidated balance sheets. The Company recognizes interest income on the RITES(sm) as revenue as it accrues. Interest recognized on the RITES(sm) is exempt for federal income tax purposes to the shareholders.

Purchase Commitments, Put Options and Total Return Swaps

         Purchase commitments, put options written and total return swaps on loans, bonds and bond related investments are not recorded on the financial statements of the Company. However, purchase commitments and total return swaps are marked to market and included in other bond related investments on the balance sheet with unrealized gains or losses included in accumulated other comprehensive income. The fair value of the purchase commitments and total return swaps is based on the fair value of the underlying investment that is estimated in accordance with the Company's valuation policy discussed above. The fair value of written put options on fixed income securities is carried at cost in accordance with FAS 115.

Interest Rate Swaps

         The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's RITES(sm) investments as discussed more fully in Notes 6, 7 and 8. The interest rate swap contracts are accounted for as hedges, and, as such, are monitored for correlation and effectiveness. Interest rate swap contracts are carried at fair value and included in other bond related investments with unrealized gains or losses included in accumulated other comprehensive income. The Company determines the fair value of the interest rate swap agreements based on quotes from external sources, such as brokers, for these or similar investments. The Company recognizes the differential to be paid or received under these agreements as an adjustment to interest income related to the RITES(sm). Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

Loans Receivable

         The Company carries loans receivable at the lower of cost or market value. The Company measures impairment of a loan in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). FAS 114 requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Company periodically evaluates the credit risk exposure associated with these assets to determine whether impairment exists. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance. The Company's allowance for loan losses was $356,000 and $552,000 at December 31, 1999 and 1998, respectively.

         The Company recognizes base interest on loans as revenue as it accrues; contingent interest is recognized when received. Interest income is also recognized for the portion of any principal payments received that represents payment for previously unaccrued interest. The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt. The Company applies interest payments on non-accrual loans first to previously recorded accrued interest and, once previously accrued interest has been satisfied, is recognized as income when received. The accrual of interest income is reinstated once a loan's ability to perform is adequately demonstrated. For tax purposes, the Company recognizes interest income on the loans at rates negotiated at the time such investments were made and, with respect to contingent interest, when received. Interest recognized on the loans is taxable to the shareholders.

Property and Equipment

         Property and equipment consisting primarily of furniture and fixtures is stated at cost. The Company computes depreciation over the estimated useful lives, ranging from six to ten years, on the 150% declining balance method. Accumulated deprecation was $152,000 and $46,000 at December 31, 1999 and 1998, respectively.

Goodwill and Intangible Assets

         Goodwill and intangible assets represent the excess of cost over the fair value of the net assets acquired from the acquisition of Midland (see Note
2) and are being amortized over 20 years using the straight-line method. Accumulated amortization at December 31, 1999 was $297,000.

Loan Servicing, Origination and Brokerage Fees

         Loan servicing, origination and brokerage fees are recognized into income over the period in which the Company performs the associated services. Origination fees received on transactions where the Company purchases or retains an investment are deferred and amortized into income as discussed below.

Origination Fees and Premiums and Discounts on Purchased Investments

         Origination fees and premiums and discounts on purchased investments are deferred and are amortized into income to approximate a level yield over the estimated lives of the related investments. The unamortized balance of origination fees and premiums and discounts is reported as part of the amortized cost of the related investments. Upon the sale of an investment, the unamortized balance of origination fees and premiums and discounts are recorded as income through the calculation of gains and losses on the sale of investments.

Earnings per Share

         The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

Income Taxes

         MuniMae is organized as a limited liability company and as a result, no recognition of income taxes is made. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. MuniMae records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes.

         As a result of the Midland acquisition (see Note 2) in October 1999, the Company restructured its operations into two segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The operating segment, wholly owned by the Company, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

New Accounting Pronouncement

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended by SFAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB 133". This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At this time, the Company is still assessing the impact of FAS 133 on its financial condition and results of operations.

Significant Risks and Uncertainties

         Because the Company's assets consist primarily of bonds and other bond related investments secured by non-recourse mortgage loans on real estate properties, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including interest rate changes, demographics, local real estate markets and individual property performance. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments.

Use of Estimates

         The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value, even though only a limited market exists for them. Because only a limited market exists for most of the Company's investments, fair value is estimated by the Company in accordance with the Company's valuation procedures discussed above. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by the Company were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions and market conditions could significantly affect estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

NOTE 2 - MIDLAND ACQUISITION

         On October 20, 1999, the Company acquired Midland Financial Holdings, Inc. for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in Common Shares at the closing of the transaction. In addition, $3.3 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including minimum annual contributions to cash available for distribution.

         Midland is a fully integrated real estate investment firm specializing in providing debt and equity capital in the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission, and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money.

         The acquisition is being accounted for as a purchase. The total purchase price incurred during 1999 was $35.9 million, which includes acquisition costs but excludes contingently issuable MuniMae shares over the next three years. The results of operations of Midland are included in the consolidated financial statements of the Company subsequent to October 19, 1999. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, as summarized below:

  (000s)
  Assets:
  Current assets                                                    $   2,326
  Loans Receivable                                                    220,136
  Property and equipment                                                  571
  Identifiable intangibles and other assets                            33,765
                                                                    ---------
                                                                    $ 256,798
                                                                    ---------
  Liabilities:
  Current liabilities                                                  (5,230)
  Notes payable                                                      (208,290)
  Other liabilities                                                    (7,132)
  Deferred tax liability                                                 (244)
                                                                     ---------
                                                                    $(220,896)
                                                                     --------
  Cash and Common Shares paid                                       $  35,902
                                                                     =========

         The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Midland acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.


                                            (000s) (unaudited)
                                           1999            1998
                                           ----            ----
Total income                            $80,077         $61,774
Net income                              $31,428         $27,268
Earnings per share:
     Basic                                $1.65           $1.55
     Diluted                              $1.62           $1.53

NOTE 3 - PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY

         On May 27, 1999, TE Bond Sub sold to institutional investors 42 shares of $2,000,000 par-value 6 7/8 % Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A Preferred Shares is allocated to the Company. Cash distributions on the Series A Preferred Shares are paid quarterly on each January 31, April 30, July 31 and October 31. The Series A Preferred Shares are subject to remarketing on June 30, 2009. On that date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares will be subject to mandatory tender on June 30, 2009 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series A Preferred Shares must be redeemed no later than June 30, 2049.

         In connection with this transaction, the Company contributed certain of its assets to TE Bond Sub and its subsidiaries. The assets of TE Bond Sub and its subsidiaries while indirectly controlled by MuniMae and thus included in the consolidated financial statements of MuniMae, are legally owned by TE Bond Sub and are not available to the creditors of MuniMae. The fair value of such assets aggregated $359.0 million at December 31, 1999. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of MuniMae and in certain circumstances could be foreclosed.

NOTE 4 - TERM SECURITIZATION FACILITY

         In March 1999, the Company consummated a refinancing transaction with an affiliate of Merrill Lynch that converted a portion of its investment in the P-FLOATs(sm) program into a longer-term securitization facility. As a result, this facility enabled the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and the swap agreements. In order to facilitate this transaction, the Company sold to Merrill Lynch its $0.7 million par-value RITES(sm) investments in two P-FLOATs(sm) trusts containing the Gannon-Dade bond (face amount of $55.1 million) and the Whispering Palms bond (face amount of $12.7 million) for $1.0 million. Merrill Lynch then terminated the Gannon-Dade and Whispering Palms P-FLOATs(sm) trusts and deposited the bonds (face amount of $67.8 million) into a new securitization trust (the "Term Securitization Facility").

         Two classes of  certificates  were sold out of the Term  Securitization
Facility: Class A and Class B trust certificates. The $67.0 million par-value Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed tax-exempt rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. TE Bond Sub purchased the $0.8 million par value Class B certificates. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 or November 15, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility.

         In  conjunction  with  this  transaction,  the  Company  purchased  the outstanding P-FLOATs(sm) in the Cedar Run P-FLOATs(sm) trust. The Company then terminated the Cedar Run P-FLOATs(sm) trust and became the holder of the Cedar Run bond. Through a series of inter-company transactions, the Company contributed the Cedar Run bond, along with three other investments having a total principal amount of $59.6 million (the "Credit Enhancement Assets") to a subsidiary of TE Bond Sub. This subsidiary of TE Bond Sub provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, the Company pledged the Credit Enhancement Assets as collateral to the Term Securitization Facility.

         This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"). As a result of certain call provisions available to the B certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the Company recorded the Class A certificates as long-term debt and the Gannon-Dade and Whispering Palm bonds are included in investments in mortgage revenue bonds. In conjunction with the recording of the $67.0 million in long-term debt, the Company capitalized $500,000 in debt issue costs. The Company is amortizing these debt issue costs over the life of the Term Securitization Facility, based on the amount of outstanding debt, using the effective interest method.

NOTE 5 - INVESTMENT IN MORTGAGE REVENUE BONDS AND MORTGAGE REVENUE BONDS PLEDGED

         The Company holds a portfolio of tax-exempt mortgage revenue bonds and certificates of participation in grantor trusts holding tax-exempt mortgage revenue bonds ("COPs"). The tax-exempt mortgage revenue bonds are issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. The COPs represent a pro rata interest in a trust that holds a tax-exempt mortgage revenue bond.

         As of December 31, 1999, the Company held $391.5 million of bonds or COPs of which $149.4 million were participating, $163.6 million were non-participating, $56.7 million were participating subordinate and $21.8 million were non-participating subordinate. The following discussion outlines the general terms of the mortgage revenue bonds owned by the Company. The actual terms of each mortgage revenue bond vary and are specifically outlined directly and indirectly in the loan documents relating to that bond. A detailed listing of the mortgage revenue bonds at December 31, 1999 and 1998 is presented in a table at the end of this note.

General Mortgage Loan Terms

         The Company's rights under the bonds it holds are defined by the terms of the related mortgage loans, which are pledged to the Company to secure the payment of principal and interest under the bonds. The Company's rights under the COPs are defined by the terms of the trust agreements. The Company's COPs are secured through its interest in the trust that holds the underlying bonds and the associated pledge of the mortgage loan. These pledges include assignments of mortgages on the underlying properties and of rents. The mortgage loans are generally first or second lien position loans on multifamily housing developments and are generally nonrecourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arm's-length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Certain bonds have contingent interest features that allow the Company to participate in the growth of the underlying property ("participating bonds"). These participating bonds provide for payment of contingent interest from available cash flow of the property in addition to the base interest. The terms of the contingent interest to be received on a bond are specific to that bond and are set forth in the bond documents. Other bonds provide for payment of a fixed rate of interest and do not contain contingent interest features ("non-participating bonds"). Certain bonds are considered "subordinate" bonds as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

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

         Five of the participating bonds, Creekside, Lakeview, Newport on Seven, North Pointe and Mountain View (formerly, Willowgreen), were on non-accrual status throughout 1999 and 1998. Additionally, all of the participating subordinate mortgage bonds were on non-accrual status throughout 1999 and 1998. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $0.6 million, $1.5 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Mortgage Revenue Bonds Pledged

         In order to facilitate the securitization (see Note 6) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the Term Securitization Facility discussed in Note 4. At December 31, 1999 and 1998, the total carrying amount of the mortgage revenue bonds pledged as collateral was $165.8 million and $96.6 million, respectively.

1999 Transactions

         In 1999,  the Company  acquired  $80.5 million in  tax-exempt  mortgage
revenue  bonds  collateralized  by  multifamily   apartment   communities.   The
break-down of these investments is summarized below:

(000s)                                                        Weighted Average
                                                             Permanent Interest
                                      Face Amount    Cost          Rate
Participating bonds                     $15,650      $15,476       7.13%
Non-participating bonds                  44,520       44,005       7.01%
Subordinate participating bonds           2,141        1,654      10.00%
Subordinate non-participating bonds      20,251       19,407       8.45%

         Of these investments, two are to-be-built communities, eight are existing communities and eight are existing communities that are undergoing rehabilitation. The Company received $1.4 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or the services provided.

1998 Transactions

         In 1998, the Company acquired $170.4 million in tax-exempt mortgage revenue bonds collateralized by multifamily apartment communities. The breakdown of these investments is summarized below:

(000s)                                                       Weighted Average
                                                            Permanent Interest
                                       Face Amount     Cost        Rate
Participating bonds                     $ 9,750      $ 9,563      7.13%
Non-participating bonds                 159,991      159,789      7.30%
Subordinate non-participating bonds       1,030        1,025     10.00%

         The Company received $1.2 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or the services provided.

Valuation Adjustments

         For the year ended December 31, 1999, 1998 and 1997, the net increase (decrease) to other comprehensive income from unrealized holding gains and losses on mortgage revenue bonds available for sale was $(0.7) million, $1.9 million and $13.8 million, respectively. The Company recorded an other-than-temporary impairment totaling $1.1 million on the interest-only certificate representing the participation interest on the Stone Mountain bond in 1999. The Company recorded other-than-temporary impairments totaling $2.0 million on two bonds: Lakeview ($0.4 million) and Steeplechase ($1.6 million) in 1998 and $2.6 million on two bonds: Lakeview ($0.3 million) and Villa Hialeah ($2.3 million) in 1997.

         The other-than-temporary impairments (and the unrealized gains and losses) discussed above do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the bonds. The Company will continue to evaluate the need for other-than-temporary impairments in the future as circumstances dictate.




                                                                                     December 31, 1999
                                                                       ----------------------------------------------
                                                    Base                 Face     Amortized   Unrealized     Fair
Investment in Mortgage                   Year     Interest   Maturity   Amount      Cost     Gain (Loss)     Value
Revenue Bonds                          Acquired   Rate (15)    Date     (000s)     (000s)       (000s)      (000s)
---------------------------            ---------- ---------- --------- ---------- ---------- ------------- ----------
Participating Bonds (1):
    Alban Place            (2), (4),(5)  1986         7.875  Oct. 2008  $ 10,065   $ 10,065       $   209   $ 10,274
    Cobblestone              (10)        1999         7.125  Aug. 2039     6,800      6,732             -      6,732
    Creekside Village      (2),(5),(6)   1987         7.500  Nov. 2009    11,760      7,396           422      7,818
    Emerald Hills          (2),(5),(6)   1988         7.750  Apr. 2008     6,725      6,725         1,655      8,380
    Lakeview Garden        (2),(5),(6)   1987         7.750  Aug. 2007     9,003      4,919           612      5,531
    Mountain View (Willowgr(2),(5),(6)   1986         8.000  Dec. 2010     9,275      6,769         1,038      7,807
    Newport-on-Seven       (2),(5),(6)   1986         8.125  Aug. 2008    10,125      7,898         2,964     10,862
    North Pointe           (2),(4),(5)   1986         7.875  Aug. 2006    25,185     12,739         7,329     20,068
    Northridge Park        (2),(5),(6)   1987         7.500  June 2012     8,815      8,815             6      8,821
    Palisades Park                       1998         7.125  Aug. 2028         -          -             -          -
    Riverset               (2),(12)      1988         7.875  Nov. 1999         -          -             -          -
    Southfork Village       (2),(7)      1988         7.875  Jan. 2009    10,375     10,375         2,800     13,175
    Stone Mountain            (8)        1997         7.875  Oct. 2027    33,900     34,108          (208)    33,900
    The Crossings            (10)        1997         8.000  July 2007     6,910      6,817           637      7,454
    The Villas                           1999         7.125  Jun. 2034     8,850      8,744          (115)     8,629
    Villa Hialeah          (2),(11)      1987         7.875  Oct. 2009         -          -             -          0
                                                                                  ---------- ------------- ----------

    Subtotal participating bonds                                                    132,102        17,349    149,451
                                                                                  ---------- ------------- ----------

Non-Participating Bonds:
    Briarwood                            1998         6.950  Apr. 2023         -          -             -          -
    Charter House                        1996         7.450  July 2026        30         30             -         30
    Cielo Vista              (10)        1999         7.125  Sep. 2034     9,540      9,467          (165)     9,302
    Coleman Senior           (10)        1998         7.250  May  2030         -          -             -          -
    Country Club             (10)        1999         7.250  Aug. 2029     2,490      2,459           (93)     2,366
    Delta Village            (10)        1999         7.125  Jun. 2035     2,011      1,977           (94)     1,883
    Gannon - Cedar Run     (4),(10)      1998         7.125  Dec. 2025    13,200     13,238          (434)    12,804
    Gannon - Dade             (9)        1998         7.125  Dec. 2029    55,050     55,329        (1,793)    53,536
    Gannon - Whispering       (9)        1998         7.125  Dec. 2029    12,750     12,810          (443)    12,367
    Gannon Bond            (4),(10)      1998         7.125  Dec. 2029     3,500      3,500           (96)     3,404
    Hidden Valley            (10)        1996         8.250  Jan. 2026     1,660      1,660            45      1,705
    Italian Gardens          (10)        1998         7.250  May  2030         -          -             -          -
    Lake Piedmont          (4),(10)      1998         7.725  Apr. 2034    19,134     19,040        (3,403)    15,637
    Oakbrook                 (10)        1996         8.200  July 2026     3,135      3,164           101      3,265
    Oakmont/Towne Oaks       (10)        1998         7.200  Jan. 2034    11,275     11,253          (711)    10,542
    Orangevale               (10)        1998         7.000  Oct. 2013     2,435      2,435          (116)     2,319
    Paola                    (10)        1999         7.250  Aug. 2029     1,050      1,037           (39)       998
    Parkwood                 (10)        1999         7.125  Jun. 2035     3,910      3,842          (113)     3,729
    Riverset Phase II                    1996         9.500  Oct. 2019       110        105             8        113
    Sahuarita                (10)        1999         8.000  Jun. 2029        51         39             6         45
    Shadowbrook              (10)        1999         6.850  Jun. 2029     5,780      5,767            13      5,780
    Torries Chase            (10)        1996         8.150  Jan. 2026     2,030      2,030            75      2,105
    Villa Hialeah - refunded (11)        1999         6.000  July 2019    10,250      8,005         1,015      9,020
    Western Hills            (10)        1998         7.000  Dec. 2029     3,040      3,040          (243)     2,797
    Wheeler Creek                        1998       (16)     Jan. 2002       373        261             -        261
    Woodmark                 (10)        1999         7.125  Jun. 2039    10,200     10,073          (485)     9,588
                                                                                  ---------- ------------- ----------

    Subtotal non-participating bonds                                                170,561        (6,965)   163,596
                                                                                  ---------- ------------- ----------

Participating Subordinate Bonds (1):
    Barkley Place          (3),(10),(13) 1995        16.000  Jan. 2030     3,480      2,445         3,775      6,220
    Gilman Meadows         (3),(10),(13) 1995         3.000  Jan. 2030     2,875      2,530         1,903      4,433
    Hamilton Chase         (3),(10),(13) 1995         3.000  Jan. 2030     6,250      4,140            (6)     4,134
    Mallard Cove I         (3),(10),(13) 1995         3.000  Jan. 2030     1,670        798           316      1,114
    Mallard Cove II        (3),(10),(13) 1995         3.000  Jan. 2030     3,750      2,429           951      3,380
    Meadows                (3),(10),(13) 1995        16.000  Jan. 2030     3,635      3,716           110      3,826
    Montclair              (3),(4),(10)  1995         3.000  Jan. 2030     6,840      1,691         2,511      4,202
    Newport Village        (3),(10),(13) 1995         3.000  Jan. 2030     4,175      2,973         1,323      4,296
    Nicollet Ridge         (3),(4),(10)  1995         3.000  Jan. 2030    12,415      6,075         2,605      8,680
    Riverset Phase II                    1996        10.000  Oct. 2019     1,489          -         1,294      1,294
    Steeplechase           (3),(10),(13) 1995        16.000  Jan. 2030     5,300      4,224          (323)     3,901
    Whispering Lake        (3),(4),(10)  1995         3.000  Jan. 2030     8,500      4,779         4,540      9,319
    Winter Oaks              (10)        1999        10.000  Jul. 2022     2,141      1,654           251      1,905
                                                                                  ---------- ------------- ----------

    Subtotal participating subordinate bonds                                         37,454        19,250     56,704


                                                                                  ---------- ------------- ----------

Non-Participating Subordinate Bonds:
    CapReit portfolio                    1999         9.000  Sept.2004    13,000     12,870             -     12,870
    Cinnamon Ridge                       1999         5.000  Jan. 2015     1,899      1,285          (145)     1,140
    Farmington Meadows       (10)        1999         8.000  Aug. 2039     1,999      1,954            45      1,999
    Independence Ridge       (10)        1996        12.500  Dec. 2015     1,045      1,045            52      1,097
    Locarno                  (10)        1996        12.500  Dec. 2015       675        675            81        756
    Olde English Manor       (14)        1998        14.000  Nov. 2033     1,273      1,268          (160)     1,108
    Rillito Village                      1999        10.000  Dec. 2033       860        856          (108)       748
    Winter Oaks              (10)        1999         7.500  Jul. 2022     2,184      2,133           (58)     2,075
                                                                                  ---------- ------------- ----------

    Subtotal non-participating subordinate bonds                                     22,086          (293)    21,793
                                                                                  ---------- ------------- ----------


Total investment in mortgage revenue bonds                                         $362,203       $29,341   $391,544
                                                                                  ========== ============= ==========



                                                                                      December 31, 1998
                                                    Base               ------------------------------------------------
Investment in Mortgage                   Year     Interest   Maturity     Face     Amortized    Unrealized     Fair
Revenue Bonds                          Acquired   Rate (15)    Date      Amount       Cost     Gain (Loss)     Value
---------------------------            ---------- ---------- ---------   (000s)      (000s)       (000s)      (000s)
Participating Bonds (1):                                               ----------- ----------- ------------- ----------
    Alban Place            (2), (4),(5)  1986         7.875  Oct. 2008  $ 10,065   $ 10,065       ($1,067)  $  8,998
    Cobblestone              (10)        1999         7.125  Aug. 2039         -          -             -          -
    Creekside Village      (2),(5),(6)   1987         7.500  Nov. 2009    11,760      7,396             -      7,396
    Emerald Hills          (2),(5),(6)   1988         7.750  Apr. 2008     6,725      6,725         1,875      8,600
    Lakeview Garden        (2),(5),(6)   1987         7.750  Aug. 2007     9,003      4,919             -      4,919
    Mountain View (Willowgr(2),(5),(6)   1986         8.000  Dec. 2010     9,275      6,770           756      7,526
    Newport-on-Seven       (2),(5),(6)   1986         8.125  Aug. 2008    10,125      7,898         2,227     10,125
    North Pointe           (2),(4),(5)   1986         7.875  Aug. 2006    25,185     12,738         3,811     16,549
    Northridge Park        (2),(5),(6)   1987         7.500  June 2012     8,815      8,815          (943)     7,872
    Palisades Park                       1998         7.125  Aug. 2028     9,728      9,541           187      9,728
    Riverset               (2),(12)      1988         7.875  Nov. 1999    19,000     19,000           (70)    18,930
    Southfork Village       (2),(7)      1988         7.875  Jan. 2009    10,375     10,375         2,451     12,826
    Stone Mountain            (8)        1997         7.875  Oct. 2027    33,900     35,284           184     35,468
    The Crossings            (10)        1997         8.000  July 2007     6,975      6,883           518      7,401
    The Villas                           1999         7.125  Jun. 2034         -          -             -          -
    Villa Hialeah          (2),(11)      1987         7.875  Oct. 2009    10,250      8,004             -      8,004
                                                                                   ----------- ------------- ----------

    Subtotal participating bonds                                                    154,413         9,929    164,342
                                                                                   ----------- ------------- ----------

Non-Participating Bonds:
    Briarwood                            1998         6.950  Apr. 2023    13,221     13,221             -     13,221
    Charter House                        1996         7.450  July 2026        30         30             1         31
    Cielo Vista              (10)        1999         7.125  Sep. 2034         -          -             -          -
    Coleman Senior           (10)        1998         7.250  May  2030     8,050      8,035           116      8,151
    Country Club             (10)        1999         7.250  Aug. 2029         -          -             -          -
    Delta Village            (10)        1999         7.125  Jun. 2035         -          -             -          -
    Gannon - Cedar Run     (4),(10)      1998         7.125  Dec. 2025         -          -             -          -
    Gannon - Dade             (9)        1998         7.125  Dec. 2029         -          -             -          -
    Gannon - Whispering       (9)        1998         7.125  Dec. 2029         -          -             -          -
    Gannon Bond            (4),(10)      1998         7.125  Dec. 2029     3,500      3,500            70      3,570
    Hidden Valley            (10)        1996         8.250  Jan. 2026     1,680      1,680           176      1,856
    Italian Gardens          (10)        1998         7.250  May  2030     8,000      7,985            95      8,080
    Lake Piedmont          (4),(10)      1998         7.725  Apr. 2034    19,150     19,056           285     19,341
    Oakbrook                 (10)        1996         8.200  July 2026     3,165      3,195           113      3,308
    Oakmont/Towne Oaks       (10)        1998         7.200  Jan. 2034    11,287     11,265             -     11,265
    Orangevale               (10)        1998         7.000  Oct. 2013     2,543      2,543           (76)     2,467
    Paola                    (10)        1999         7.250  Aug. 2029         -          -             -          -
    Parkwood                 (10)        1999         7.125  Jun. 2035         -          -             -          -
    Riverset Phase II                    1996         9.500  Oct. 2019       110        105            11        116
    Sahuarita                (10)        1999         8.000  Jun. 2029         -          -             -          -
    Shadowbrook              (10)        1999         6.850  Jun. 2029         -          -             -          -
    Torries Chase            (10)        1996         8.150  Jan. 2026     2,050      2,050            84      2,134
    Villa Hialeah - refunded (11)        1999         6.000  July 2019         -          -             -          -
    Western Hills            (10)        1998         7.000  Dec. 2029     3,040      3,040             -      3,040
    Wheeler Creek                        1998       (16)     Jan. 2002         -          -             -          -
    Woodmark                 (10)        1999         7.125  Jun. 2039         -          -             -          -
                                                                                   ----------- ------------- ----------

    Subtotal non-participating bonds                                                 75,705           875     76,580
                                                                                   ----------- ------------- ----------

Participating Subordinate Bonds (1):
    Barkley Place          (3),(10),(13) 1995        16.000  Jan. 2030     3,480      2,445         3,055      5,500
    Gilman Meadows         (3),(10),(13) 1995         3.000  Jan. 2030     2,875      2,530         2,233      4,763
    Hamilton Chase         (3),(10),(13) 1995         3.000  Jan. 2030     6,250      4,140            91      4,231
    Mallard Cove I         (3),(10),(13) 1995         3.000  Jan. 2030     1,670        798           707      1,505
    Mallard Cove II        (3),(10),(13) 1995         3.000  Jan. 2030     3,750      2,429         1,446      3,875
    Meadows                (3),(10),(13) 1995        16.000  Jan. 2030     3,635      3,716            90      3,806
    Montclair              (3),(4),(10)  1995         3.000  Jan. 2030     6,840      1,691         2,028      3,719
    Newport Village        (3),(10),(13) 1995         3.000  Jan. 2030     4,175      2,973         2,171      5,144
    Nicollet Ridge         (3),(4),(10)  1995         3.000  Jan. 2030    12,415      6,075           973      7,048
    Riverset Phase II                    1996        10.000  Oct. 2019     1,489          -         1,449      1,449
    Steeplechase           (3),(10),(13) 1995        16.000  Jan. 2030     5,300      4,224             -      4,224
    Whispering Lake        (3),(4),(10)  1995         3.000  Jan. 2030     8,500      4,779         4,376      9,155
    Winter Oaks              (10)        1999        10.000  Jul. 2022         -          -             -          -
                                                                                   ----------- ------------- ----------

    Subtotal participating subordinate bonds                                         35,800        18,619     54,419
                                                                                   ----------- ------------- ----------

Non-Participating Subordinate Bonds:
    CapReit portfolio                    1999         9.000  Sept.2004         -          -             -          -
    Cinnamon Ridge                       1999         5.000  Jan. 2015         -          -             -          -
    Farmington Meadows       (10)        1999         8.000  Aug. 2039         -          -             -          -
    Independence Ridge       (10)        1996        12.500  Dec. 2015     1,045      1,045           230      1,275
    Locarno                  (10)        1996        12.500  Dec. 2015       675        675           108        783
    Olde English Manor       (14)        1998        14.000  Nov. 2033     1,030      1,025             -      1,025
    Rillito Village                      1999        10.000  Dec. 2033         -          -             -          -
    Winter Oaks              (10)        1999         7.500  Jul. 2022         -          -             -          -
                                                                                   ----------- ------------- ----------

    Subtotal non-participating subordinate bonds                                      2,745           338      3,083
                                                                                   ----------- ------------- ----------


Total investment in mortgage revenue bonds                                         $268,663       $29,761   $298,424
                                                                                   =========== ============= ==========



(1) These bonds also contain additional interest features contingent on available cash flow.
(2) One of the original 22 bonds.
(3) Series B Bonds derived from original 22 bonds.
(4) These assets were pledged as collateral as of December 31, 1999.
(5) The underlying bonds are held in a trust; TE Bond Sub owns an 87% interest in the trust.
(6) The 13% interest in these bonds was pledged as collateral as of December 31, 1999.
(7) The original bond was traunched into two smaller bonds with 87% ownership to TE Bond Sub. The 87% bond owned by TE Bond Sub was pledged as collateral at December 31, 1999.
(8) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate which was pledged as collateral at December 31, 1999.
(9) The underlying bonds are held in a trust;  TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.  (See Note 4 to the consolidated financial statements.)
(10) Investments held by TE Bond Sub or its subsidiaries. (See Note 3 to the consolidated financial statements.)
(11) The Villa Hialeah bond was refunded in July 1999.  Prior to this refunding, the bond was participating.  Following the transaction, the new refunded bond is non-participating.
As a result of the refunding, the original bond was reissued as two bonds with 87% ownership to TE Bond Sub.
(12)The Riverset Phase I bond was refunded in October 1999 and subsequently sold in December 1999.
(13) The 39% interest in these was pledged as collateral as of December 31, 1999.
(14) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
(15) The base interest rate represents the permanent base interest rate on the investment as of December 31, 1999.
(16) The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.


NOTE 6 - SECURITIZATION TRANSACTIONS

         The Company securitizes mortgage bonds in its portfolio through the Merrill Lynch P-FLOATs(sm) program. Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch in turn, deposits the bonds into a trust, which is created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATs(sm) and RITES(sm), are created for each asset deposited into the trust. The P-FLOATs(sm) are short-term floating rate interests in the trust that have priority on the cash flows of the mortgage bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATs(sm) are sold to qualified third party investors. When the Company sells a bond to Merrill Lynch, the Company receives the proceeds from the sale of the P-FLOATs(sm), less certain transaction costs, and retains the residual interests in the trust, the RITES(sm). When Merrill Lynch buys the bond directly, the Company purchases the RITES(sm). The RITES(sm) are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATs(sm) interest.

         For financial reporting purposes, the Company recognizes gains and losses on the sale of its bonds to Merrill Lynch. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding P-FLOATs(sm) and RITES(sm) based upon their relative fair values, in accordance with FAS 125.

         In 1999, the Company sold eight bonds with a face amount of $73.7 million to Merrill Lynch through the Merrill Lynch P-FLOATs(sm) program. In addition, the Company structured four transactions whereby Merrill Lynch bought bonds from third parties with a face amount of $42.4 million. The Company purchased 10 RITES(sm) interests with a par value of $0.6 million for $0.4 million in 1999 related to these transactions. The RITES(sm) interest on the remaining two P-FLOATs(sm) trusts were purchased after December 31, 1999. The Company recognized a net gain of $0.9 million on these sale transactions and $0.5 million in origination fees on the structured transactions.

NOTE 7 - OTHER BOND RELATED INVESTMENTS

         The Company's other bond related investments are primarily investments in RITES(sm), interest rate swaps and total return swaps. The following discussion outlines the general terms of these investments. A detailed listing of the other bond related investments owned by the Company at December 31, 1999 and 1998 are presented in a table at the end of this note.

Investment in RITES(sm)

         The Company holds investments in RITES(sm), a security offered by Merrill Lynch through its P-FLOATs(sm) Program. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm) (see Note 8). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that collateralizes the senior interests in the P-FLOATs(sm) trusts.

         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 1999, the Company purchased and/or sold interests in two bonds which it had previously securitized.

Total Return Swaps

         To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch that replicate the total return on a bond or loan financed at a then current market interest rate ("financing rate"). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay Merrill Lynch the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond or loan. The Company held three total return swaps at December 31, 1999.

Valuation Adjustments

         For the years ended December 31, 1999, 1998 and 1997, the net increase (decrease) to other comprehensive income from unrealized holding gains and losses on other bond related investments available-for-sale was approximately $(3.9) million, $(3.3) million and $1.6 million, respectively.

                                                                  December 31, 1999
                                                 ----------------------------------------------------------
                                                   Face     Amortized Unrealized        Fair Value
                                         Year     Amount      Cost    Gain (Loss)  Assests  Liabilities (4)
Other Bond Related Investments:        Acquired   (000s)     (000s)    (000s)       (000s)    (000s)
-------------------------------------  --------- ---------- --------- ---------  --------------------------

Investment in RITES and P-FLOATs (1):
    Charter House (P-FLOATs)             1996     $     -     $    -  $     -    $      -     $       -
    Briarwood                            1999         135        104     (762)          -          (658)
    Charter House                        1996          80        283     (203)         80             -
    Coleman Senior                       1999         165          4     (121)          -          (117)
    Gannon                               1998           -          -        -           -             -
    Indian Lakes                         1997       3,270      3,398     (423)      2,975             -
    Italian Gardens                      1999         160          -     (120)          -          (120)
    LaPaloma                             1999           8          7     (372)          -          (365)
    Meridan at Bridgewater               1999           5         48      (43)          5             -
    Oklahoma City                        1998         195        247   (2,255)          -        (2,008)
    Olde English Manor                   1999          76         97     (181)          -           (84)
    Palisades Park                       1999         100         96     (576)          -          (480)
    Pavillion                            1999           5          5     (433)          -          (428)
    Queen Anne IV                        1998          65         65     (250)          -          (185)
    Rillito Village                      1999          65         64     (501)          -          (437)
    Riverset Phase II                    1996          75        333      (33)        300             -
    Southgate Crossings                  1997          96        571     (311)        260             -
    Southwood                            1997         440        298     (983)          -          (685)
    Villas at Sonterra                   1998           5         34     (712)          -          (678)
    Woodglen                             1999           5         37      (32)          5             -
                                                            --------- ---------  --------------------------

Subtotal investment in RITES                                   5,691   (8,311)      3,625        (6,245)
                                                            --------- ---------  --------------------------


                                                            --------- ---------  --------------------------
Interest rate swap agreements (2)      Various                     -    4,638       4,713           (75)
                                                            --------- ---------  --------------------------

Investment in total return swaps (3):
    Cinnamon Ridge (12/11/97 - 12/31/99) 1997           -          -        -           -              -
    Club West  (3/30/99 - 3/15/00)       1999       7,960          -     (753)          -          (753)
    Honey Creek (10/1/99 - 4/10/00)      1999      19,865          -      (25)          -           (25)
    Willow Key (3/30/99 - 3/15/00)       1999      17,440          -   (1,151)          -        (1,151)
                                                            --------- ---------  --------------------------

Total investment in total return swaps                             -   (1,929)          -        (1,929)
                                                            --------- ---------  --------------------------


Total other bond related investments                         $ 5,691  $(5,602)    $ 8,338      $ (8,249)
                                                            ========= =========  ==========================




                                                                  December 31, 1998
                                                ------------------------------------------------------------
                                                    Face    Amortized   Unrealized        Fair Value
                                         Year      Amount     Cost     Gain (Loss)    Assets  Liabilities (4)
Other Bond Related Investments:        Acquired    (000s)    (000s)      (000s)       (000s)    (000s)
-------------------------------------  --------- -------- ------------ ---------- --------------------------

Investment in RITES and P-FLOATs (1):
    Charter House (P-FLOATs)             1996     $ 7,440    $ 7,440   $    -    $  7,440       $     -
    Briarwood                            1999           -          -        -           -
    Charter House                        1996          80        323       66         389             -
    Coleman Senior                       1999           -          -        -           -
    Gannon                               1998         814      1,048      374       1,422             -
    Indian Lakes                         1997       3,320      3,470      336       3,806             -
    Italian Gardens                      1999           -          -        -           -
    LaPaloma                             1999           -          -        -           -
    Meridan at Bridgewater               1999
    Oklahoma City                        1998         195        250      (55)        195             -
    Olde English Manor                   1999           -          -        -           -
    Palisades Park                       1999           -          -        -           -
    Pavillion                            1999           -          -        -           -
    Queen Anne IV                        1998          65         65       32          97             -
    Rillito Village                      1999           -          -        -           -
    Riverset Phase II                    1996          75        466       21         487             -
    Southgate Crossings                  1997         105        633      272         905             -
    Southwood                            1997         440        279      548         827             -
    Villas at Sonterra                   1998           5         35       72         107             -
    Woodglen                             1999           -          -        -           -
                                                            ---------- --------- ----------------------------

Subtotal investment in RITES                                  14,009    1,666      15,675             -
                                                            ---------- --------- ----------------------------


                                                            ---------- --------- ----------------------------
Interest rate swap agreements (2)      Various                     -   (4,735)         15        (4,750)
                                                            ---------- --------- ----------------------------

Investment in total return swaps (3):
    Cinnamon Ridge (12/11/97 - 12/31/99) 1997      10,570          -      729         729             -
    Club West  (3/30/99 - 3/15/00)       1999                      -        -           -             -
    Honey Creek (10/1/99 - 4/10/00)      1999                      -        -           -             -
    Willow Key (3/30/99 - 3/15/00)       1999                      -        -           -             -
                                                            ---------- --------- ----------------------------

Total investment in total return swaps                             -      729         729             -
                                                            ---------- --------- ----------------------------


Total other bond related investments                         $14,009  $(2,340)   $ 16,419      $ (4,750)
                                                            ========== ========= ============================

(1) Investment held by a wholly owned subsidiary of TE Bond Sub.
(2) The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in RITES.  The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(3) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(4) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes.
The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.


NOTE 8 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

         To the extent that the investments securitized bear fixed rates of interest, the RITES(sm) created by the securitization have interest rate risks associated with them. To reduce the Company's exposure to fluctuating interest rates, the Company enters into interest rate swaps, which are contracts exchanging an obligation to receive a floating rate for an obligation to pay a fixed rate. Net swap payments received by the Company, if any, will be taxable income, even though the investments being hedged pay tax-exempt interest. The duration of the interest rate swaps, at the origination of the contracts, are typically for either ten years or for a term that matches the approximate anticipated prepayment date of the underlying mortgage bond. However, there is no certainty that the prepayments will occur at the end of the swap periods. There can be no assurance that the Company will be able to acquire the interest rate swaps on favorable terms, or at all, when the existing arrangements expire, in which case the Company would be fully exposed to the interest rate risk to the extent an anticipated prepayment does not occur. Additionally, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty. Such termination could occur at times unfavorable to the Company.

         Under the interest rate swap agreements, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. The average BMA rate for 1999, 1998 and 1997 was approximately 3.29%, 3.43% and 3.66%, respectively. The swap contracts, in conjunction with the RITES(sm), are intended to produce a relatively constant yield over the effective duration of the RITES(sm). Risks arise from the possible inability of the Counterparty to meet the terms of the contracts with the Company. However, there is no current indication of such inability. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments.

NOTE 9 - LOANS RECEIVABLE

         The Company's loans receivable primarily consist of construction loans, taxable loans, demand notes and other loans. The general terms of the loans owned by the Company are discussed below. The following table summarizes loans receivable by loan type at December 31, 1999 and 1998.



  (000s)
  Loan Type                              1999                1998
  ---------                              ----                ----
  Taxable construction loans           $271,492            $    -
  Taxable loans                          10,795             5,752
  Demand notes                                -             5,176
  Other loans                             4,558             6,870
                                        -------          --------
                                        286,845            17,798
  Allowance for loan losses                (356)             (552)
                                      ---------          ---------
  Total                                $286,489           $17,246
                                     ==========          =========

Taxable Construction Loans

         The Company's construction loans are short-term taxable loans, originated by Midland, the proceeds of which are used to build low-to-moderate income apartment communities. Interest rates on the fixed rate loans range from
7.19 % to 10.00% and interest rates on the adjustable interest rate loans range from money center bank prime to 1.75% over money center bank prime (8.5% at December 31, 1999). The loans have various maturities through 2002. The loans are collateralized by the properties under construction and guaranteed by the borrowers. Repayment of the loans is expected at the loan's maturity by the proceeds from the permanent lenders upon successful completion of the community.

Taxable Loans

         In conjunction with the purchase of certain tax-exempt bonds or structuring of certain investments, the Company has made taxable second loans and parity working capital loans to certain of the borrowers. As of December 31, 1999, the Company held nine parity working capital loans and 17 other taxable loans. The nine parity working capital loans relate to 11 of the Original Bonds (defined in Note 14) and have terms similar to those of the bonds to which they relate. Throughout 1999 and 1998, five of the parity working capital loans were on non-accrual status. No additional loans were placed on non-accrual status during 1999 and 1998. Additional interest income that would have been recognized had these loans not been placed on non-accrual status was approximately $16,000, $43,000 and $35,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The 17 other taxable loans held by the Company at December 31, 1999 have a carrying value of $7.5 million ($8.3 million par value). The weighted average interest rate of these loans is 8.78% and the maturity dates range from 2000 to 2034. Of the 17 taxable loans, eight are equal in priority of payment with the tax-exempt bonds to which they relate, while the remaining loans are subordinate to the related tax-exempt bonds. Certain loans also contain contingent interest features that allow the Company to participate in the growth of the underlying property collateral.

Demand Notes

         At December 31, 1998, the Company held $5.2 million in demand notes. The demand notes are taxable loans to the same borrowers whose properties collateralize 11 participating subordinate bonds. The demand notes are senior in priority of payment to the participating subordinate bonds owned by the Company.

         Prior to December 1998, the demand notes bore interest at a compound annual rate equal to the Blended Annual Rate in effect for that calendar year as published by the Internal Revenue Service. For 1998 and 1997, the Blended Annual Rate approximated 5.63% and 5.85%, respectively. The demand notes are due on demand, but in any case not later than January 2030. The interest rate and maturity on the demand notes was amended for three demand notes in December 1998 and for the remaining eight demand notes in March 1999. The amended demand notes bore interest at 7.5% per annum until the first remarketing date on January 15, 2000. On the first remarketing date and each anniversary thereafter, the interest rate will be reset, by a remarketing agent selected by the respective borrowers, at an interest rate that would allow the demand notes to be sold at par. The respective borrowers may decide to decline the interest rate set by the remarketing agent. If the respective borrowers decline to accept the interest rate, the demand notes will be due and payable on the remarketing date. Interest on the demand notes is due and payable monthly. Principal on the demand notes is due at maturity on January 1, 2018.

     The amended demand notes were sold to Merrill Lynch in December 1998 and March 1999. In order to facilitate the sale of the amended demand notes, the Company provided a guaranty on behalf of the borrowers for the full and punctual payment of interest and principal due under these notes. The notes, which were sold at par, represented a principal amount of $16.2 million. As a result of the sale of these notes, the Company recognized a net gain of approximately $2.2 and $4.2 million, in March 1999 and December 1998, respectively. The Company's gain on sales included $8.3 million in outstanding principal on the notes that represented payment for previously unaccrued (and therefore unrecorded) interest. As part of the guaranty, the Company also placed $1.3 million in an account at Merrill Lynch as collateral. The Company's obligation under the guaranty is not limited to the cash in this account. The Company's obligation under the guaranty will expire when the notes are paid in full. The Company does not believe it will have to perform under the guaranty.

Other Loans

         The Company's other loans consist primarily of working capital loans and short-term taxable loans. In conjunction with the origination of construction loans and syndication of tax credits, the Company has made working capital loans to borrowers. Interest rates on the fixed rate loans range from 10.0% to 11.0% and interest rates on the adjustable interest rate loans range from 1% to 3% over money center bank prime (8.5% at December 31, 1999). The loans have various maturities through 2003. The loans are guaranteed by the borrowers and repayment is expected from construction profits and syndication proceeds. The short-term loans are made as interim financing pending the issuance of tax-exempt mortgage bonds and other loans and advances collateralized by limited partnership's notes receivable and other loans to properties.

NOTE 10 - RESTRICTED ASSETS

Fannie Mae Risk-Sharing Collateral Account

         In 1997, the Company purchased $1.3 million in cash and securities held in a Fannie Mae risk-sharing collateral account. The collateral account is part of a structured finance program developed by Fannie Mae to facilitate the credit enhancement of bonds for which there is shared risk. The risk-sharing collateral account provides additional security for three enhanced bonds currently within a cross collateralized pool. In the event any of the bonds in the pool cannot fund their debt service payments, the money in the collateral account can be used to fund debt service shortfalls. The Company does not believe that any loss is likely. The collateral account will not be released to the Company until the interest and principal obligations on all the bonds are fulfilled. The release of the collateral account is anticipated to be in 2006 when the bonds are expected to be refunded. The Company has the option to replace the collateral with a letter of credit in which event the cash and securities in the account would be released to the Company concurrently. In the interim, the Company will receive the interest earned on the balance of the collateral reserve account. The $0.3 million discount on the purchase has been recorded as unearned revenue and will be amortized into income over the expected period in which cash and securities will remain in the collateral account.

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

Restricted Cash Deposits

         Under the terms of the Company's interest rate swap agreements and total return swaps with Merrill Lynch, the Company is required to maintain cash deposits with Merrill Lynch ("margin call deposits") when the total fair value of the Company's outstanding swap obligations is greater than $1.0 million. The margin call deposits are adjusted on a weekly basis. At December 31, 1999 and 1998, the balance in the Company's margin call deposit account at Merrill Lynch was $13.2 million and $3.6 million, respectively.

         In conjunction with the guaranty provided by the Company related to the sale of the demand notes to Merrill Lynch in December 1998 and March 1999, the Company deposited $1.3 million in cash in an account with Merrill Lynch. This money serves as collateral for the Company's obligation under the guaranty;
however, the Company's obligation under the guaranty is not limited to this deposit. In the event that any of the properties cannot fund their payments on the loan, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the loans are fulfilled.

NOTE 11 - NOTES PAYABLE

         The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland used to finance construction lending and working capital needs. As the acquisition of Midland occurred during 1999, the Company had no notes payable at December 31, 1998. The general terms of the Company's notes payable are discussed below. The following table summarizes notes payable at December 31, 1999.

     (000s)                                               1999
                                                          ----
     Notes payable                                    $229,847
     Group Trust Warehouse Facility                     28,641
     Residential Funding Warehouse Facility                468
     Bank Line of Credit                                 3,000
                                                      --------
                                                      $261,956
                                                      ========

     Annual maturities of debt are as follows:
     2000                                             $155,330
     2001                                              104,160
     2002                                                2,466
                                                      --------
                                                      $261,956
                                                      ========

         The weighted average interest rate on notes payable due in one-year was 8.36% at December 31, 1999.

Notes payable

         Notes payable of $229.8 million at December 31, 1999, represent borrowings used to finance construction lending activities. At December 31, 1999, $132.5 million of total notes is payable to the Midland Affordable Housing Group Trust (defined in Note 16). Interest rates on the notes payable range from 6.69% to 10.00% for fixed rate loans and from 1.20% to 1.75% under money center bank prime (8.50% at December 31, 1999). The notes payable mature at various dates through 2002 and are collateralized by the related construction loans receivable. During the period October 20, 1999 through December 31, 1999, maximum borrowings under the notes were $229.8 million and average borrowings were $214.8 million at a weighted average interest rate of 8.20%.

Group Trust Warehouse Facility

         The Company has a $50.0 million warehouse facility with the Midland Affordable Housing Group Trust (defined in Note 16) to finance interim construction and permanent lending activities. Fixed interest rates on the line of credit range from 6.00% to 7.60% and variable interest is at 1% under money center bank prime. Individual borrowings under the facility mature separately within one year and are collateralized by the related loan receivable. During the period October 20, 1999 through December 31, 1999, maximum borrowings under the warehouse facility were $28.6 million and average borrowings were $16.2 million at a weighted average interest rate of 7.21%.

Residential Funding Warehouse Facility

         The Company has a $50.0 million warehouse facility with Residential Funding Corporation to finance interim construction and permanent lending activities until funded by permanent lender or security holder. Interest on the line is the higher of (a) money center prime less 1.10% (8.5% at December 31, 1999) or (b) up to 2.5% over one month LIBOR, the London Interbank Offered Rate. Borrowings under the line are collateralized by the related loan receivable. The facility agreement expires on August 31, 2000. During the period October 20, 1999 through December 31, 1999 average borrowings were $468,000 at a weighted average interest rate of 8.49%.

Bank Line of Credit

         The Company has a $4.0 million line of credit to finance working capital and lending activities. Interest on the line of credit is the higher of
(a) the bank prime rate less 2.25% or (b)1.25% above the weekly average one-year Treasury index rate. The loan is collateralized by the related working capital loan or note receivable. The line expires upon 180 days written notice by the bank. During the period October 20, 1999 through December 31, 1999, average borrowings were $3.0 million at a weighted average interest rate of 7.20%.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         In addition to the commitments and contingencies listed below, Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10 and 16 should be reviewed.

Lease Commitments

         The Company has entered into non-cancelable operating leases for office space and equipment. These leases expire on various dates through 2004. Rental expense was approximately $341,000 and $30,000 for the years ended December 31, 1999 and 1998, respectively. At December 31,1999, the minimum aggregate rental commitments are as follows:


                      (000s)                           Operating Leases


                       2000                                       $ 809

                       2001                                         799

                       2002                                         656

                       2003                                         285

                       2004                                          34
                                                                 ------

                      Total                                      $2,583
                                                                 ======


Put Options

         The Company has occasionally entered into put option agreements with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company receives an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At December 31, 1999, the Company had three put options with Merrill Lynch. The Company's aggregate obligation under these put options is $117.4 million. The Company received $634,000 and $194,000 in income from the put options in 1999 and 1998, respectively.

Unfunded Loan Commitments

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 1999, the aggregate total of unfunded construction loan commitments was approximately $236.2 million. The Company has unfunded commitments from investors in a like amount. The commitments are not reflected in the financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.

Fannie Mae Participation Strips

         As of December 31, 1999, the Company owned interest only securities resulting from participations in a percentage of interest received on mortgage loans sold to Fannie Mae with a fair value of $5.4 million. The Company is obligated to pay the income received from these assets to the Midland Affordable Housing Group Trust (defined in Note 16), therefore a corresponding liability is reflected on the balance sheet in other liabilities.

Risk-Sharing Agreements with Fannie Mae

         As a Fannie Mae DUS lender, Midland may share in losses relating to under performing real estate mortgage loans delivered to Fannie Mae. More specifically, Midland may be required to make servicing advances to pay taxes or insurance premiums or delinquency advances to pay principal or interest (if the borrower fails to make payment). Also, Midland may participate in a deficiency after foreclosure. In connection with this obligation, Midland must maintain a minimum net worth and collateral with a custodian. Its financial exposure, however, is subject to certain deductibles and loss limits. At December 31, 1999, the servicing portfolio balance originated through the DUS program was $302.5 million. Midland is indemnified by the Midland Affordable Housing Group Trust (defined in Note 16) against losses it may incur in connection with its servicing of these loans up to approximately $195.0 million. As of December 31, 1999, the Company had not incurred any losses on this portfolio.

NOTE 13 - INCOME TAXES

         Certain subsidiaries of MuniMae are corporations and are therefore subject to federal and state income taxes. At December 31, 1999, the provision for income taxes consisted of:


     Federal income tax expense (benefit):                        (000s)

         Current                                                   $815
         Deferred                                                  (216)
     State income tax expense (benefit):
         Current                                                    140
         Deferred                                                   (36)
                                                                   ----
     Total                                                         $703
                                                                   ====

         The reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows for the year ended December 31, 1999:

                                                                  (000s)
    Provision for income taxes  computed using the statutory
    federal income tax rate                                       $ 458
    State income taxes, net of federal tax effect                    68
    Goodwill amortization                                           101
    Difference in deferred share expense                             61
    Other                                                            15
                                                                   ----
    Provision for income taxes                                    $ 703
                                                                  =====

         Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows at December 31, 1999:

                                                                  (000s)
    Deferred tax assets:
         Deferred loan fees                                        $284
                                                                   ====

    Deferred tax liabilities:
         Depreciable assets                                         $70
         Deferred loan fees                                         169
         Other                                                       37
                                                                   ----
    Total deferred tax liabilities                                 $276
                                                                   ====

NOTE 14 - SHAREHOLDERS' EQUITY

         As a  result  of the  merger  of  the  SCA  Tax-Exempt  Fund,  LP  (the
"Partnership"), Series I and Series II, into the Company in August 1996, shareholders were able to elect the type of share they wanted in the Company. The shareholders had the choice of electing to exchange their Partnership interests for Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD Shares") or Common Shares in the Company. The Company's Preferred Shares, Preferred CD Shares, Term Growth Shares and Common Shares differ principally with respect to allocation of income and cash distributions, as provided by the terms of the Operating Agreement (defined in Note 16) as summarized below. In addition, the Preferred Shares and Preferred CD Shares, which retain their series distinctions, have priority over the Common Shares and Term Growth Shares with respect to distributions and redemptions.

Preferred Shares

         Taking into account their respective series distinctions, the Preferred Shares are allocated their proportionate share of the income generated by the 22 original bonds and related parity working capital loans held by the Partnership (collectively the "Original Bonds") including income attributable to the refunded Series A Bonds no longer held by the Company. While the Preferred Shares bore their proportionate share of expenses related to a February 1995 refunding of 11 of the Original Bonds and will bear their share of the expenses of any future refunding of the Original Bonds, the Preferred Shares are not allocated any income or expense related to the securitization of those bonds or the investment of the proceeds therefrom or from any future financings. The Company is required to distribute to the holders of the Preferred Shares cash flow attributable to such shares, as defined by the Operating Agreement. The Preferred Shares must be partially redeemed when any bond attributable to the shares is sold or, beginning in the year 2000, when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then-current bond terms) based on receipt of an appraisal of the property securing the bond. Additionally, beginning in the year 2004, and every second year thereafter, Preferred Shareholders may exchange their remaining Preferred Shares, at the then current value of the remaining attributable assets for either Common Shares or cash, as determined by the Company's Board of Directors.

Preferred CD Shares

         The Preferred CD Shares are allocated their proportionate share of income on the same basis as the Preferred Shares, except that in addition the Preferred CD Shares received a one-time special distribution of their proportionate share of the net proceeds from the securitization of 11 of the Original Bonds in February 1995, will receive a similar distribution with respect to any future financings or securitization of the Original Bonds, are not allocated any income attributable to the refunded Series A Bonds and are allocated their proportionate share of the annual costs of the securitization (and any such future securitizations utilizing any of the Original Bonds). The Company is required to distribute to the holders of the Preferred CD Shares cash flow attributable to such shares, as defined by the Operating Agreement. The Preferred CD Shares must be partially redeemed and the Preferred CD Shareholders may exchange their shares on the same basis as the Preferred Shares discussed above.

Term Growth Shares

         The Term Growth Shares are allocated an aggregate of 2% of the Company's net cash flow after allocation to the Preferred Shares and Preferred CD Shares, and the holders of the Term Growth Shares are entitled to distribution of the cash flow attributable to such allocable income before any distributions to the holders of the Common Shares. Term Growth Shares will be redeemed when Preferred and Preferred CD Shares are fully redeemed or converted (subject to certain conditions defined in the Operating Agreement).

Common Shares

         The Common Shares (formerly, Growth Shares) are allocated the balance of the Company's income after allocation to the Preferred Shares, Preferred CD Shares and Term Growth Shares. As of December 31, 1999, it is the Company's policy to distribute to the holders of the Common Shares at least 80% of cash available for distribution to Common Shares. The Common Shares have no par value. At December 31, 1999, 20,506,598 Common Shares are authorized.

         The following table reflects distributions for the year ended December 31, 1999 and includes distributions declared and paid in 2000 for the quarter ended December 31, 1999.





                                                                                                      Preferred Capital
                                                  Common             Preferred Shares                Distribution Shares
                                                             ---------------------------------- ------------------------------
                                                  Shares       Series I           Series II       Series I       Series II
                                                ------------ --------------     --------------- -------------- ---------------


Distributions paid on May 3, 1999
to holders of record on April 19, 1999:
      For the three months ended
      March 31, 1999 (1)                           $ 0.3950        $ 29.98             $ 42.19        $ 30.51         $ 54.49

Distributions paid on August 2, 1999
to holders of record on July 19, 1999:
      For the three months ended
      June 30, 1999                                  0.4000          13.74               15.00          10.55           10.00

Distributions paid on November 1, 1999
to holders of record on October 18, 1999:
      For the three months ended
      September 30, 1999                             0.4050          13.74               15.00          10.55           10.00

Distributions paid on February 11, 2000
to holders of record on February 1, 2000:
      For the three months ended
      December  31, 1999 (2)                         0.4075          51.51              145.74          47.60          139.34
                                                ------------ --------------     --------------- -------------- ---------------

Total 1999 Distributions                           $ 1.6075       $ 108.97            $ 217.93        $ 99.21        $ 213.83
                                                ============ ==============     =============== ============== ===============


(1) The distributions for the Series I and Series II Preferred and Preferred Capital Distribution Shares include a special distribution for their proportionate share of the Company's net proceeds from the sale of eight demand notes in March 1999.
The amounts are as follows: Preferred Series I, $16.24; Preferred Series II, $25.59; Preferred Capital Distribution Series I,
$19.96 and Preferred Capital Distribution Series II, $41.89.

(2) The distributions for the Series I and Series II Preferred and Preferred Capital Distribution Shares include a special distribution for their proportionate share of the Company's net proceeds from the refunding of the bond secured by the property known as Riverset Phase I in October 1999. The amounts are as follows: Preferred Series I, $38.51; Preferred Series II, $133.24;
Preferred Capital Distribution Series I, $37.60 and Preferred Capital Distribution Series II, $131.84.

1998 Preferred Share Tender Offer

         On November 19, 1998, the Company offered to purchase up to 20% of the preferred shares for cash at approximately 80% of the September 30, 1998 book value reduced for distributions paid to holders of the preferred shares on November 2, 1998. As a result, on January 1, 1999, 657 Series I and 124 Series II Preferred Shares that had been tendered were purchased at the per share price of $597.46 and $746.83, respectively, and 527 Series I and 371 Series II Preferred CD Shares which had been tendered were purchased at the per share price of $455.02 and $544.02, respectively.

January 1998 Common Share Offering

         On January 26, 1998, the Company sold to the public 3.0 million Common Shares at a price of $20.625 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common Shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $57.9 million. On February 13, 1998, the underwriters exercised their option to purchase 246,000 Common Shares generating net proceeds of approximately $4.8 million. The net proceeds from this offering have been used to fund bond acquisitions.

July 1998 Common Share Offering

         On July 22, 1998, The Company sold to the public 2.5 million Common Shares at a price of $21.125 per share. Net proceeds generated from the offering approximated $49.6 million. The net proceeds from this offering have been used for general corporate purposes, including new investments and working capital.

NOTE 15 - EARNINGS PER SHARE

         A single presentation of basic earnings per share ("EPS') is presented for Preferred Shares and Preferred CD Shares because there were no potentially dilutive shares outstanding during the periods presented. Earnings per share for Preferred Shares and Preferred CD Shares are calculated by dividing net income allocable to the shares by the average number of shares outstanding.

          A dual presentation of basic and diluted EPS is presented for Common Shares. Basic EPS is calculated by dividing net income allocable to Common Shares by the weighted-average number of Common Shares outstanding. The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Common Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred CD Shares, as well as the Term Growth Shares, that would have been allocated to Common Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for 1999, 1998 and 1997:


                                                     Muncipal Mortgage & Equity, LLC
                                                  Reconciliation of Basic and Diluted EPS

                                                    For the year ended December 31, 1999
                                                       Income       Shares       Per Share
                                                    (Numerator)  (Denominator)     Amount
                                                    -----------  -------------  ----------

(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares                  $  28,796      16,922,788         $1.70
                                                                                ==========
Effect of Dilutive Securities

Options and deferred shares                                -         262,010

Convertible preferred shares
   to the extent dilutive                                864         555,873
                                                    -----------  -------------
Diluted EPS

Income allocable to common shares
   plus assumed conversions                        $  29,660      17,740,671         $1.67
                                                   ============  =============  ==========



                                                    For the year ended December 31, 1998
                                                       Income       Shares       Per Share
                                                    (Numerator)  (Denominator)     Amount
                                                    -----------  -------------  ----------

Basic EPS

Income allocable to common shares                  $  24,728      15,233,380     $    1.62
                                                                                ==========
Effect of Dilutive Securities

Options and deferred shares                                -         189,975

Convertible preferred shares
   to the extent dilutive                                719         514,894
                                                   ------------ --------------
Diluted EPS

Income allocable to common shares
   plus assumed conversions                        $  25,447      15,938,249      $   1.60
                                                   ============  =============  ==========


                                                    For the year ended December 31, 1997
                                                       Income       Shares       Per Share
                                                    (Numerator)  (Denominator)     Amount
                                                    -----------  -------------  ----------

Basic EPS

Income allocable to common shares                  $  16,739      11,094,881      $   1.51
                                                                                ==========
Effect of Dilutive Securities

Options and deferred shares                                -          59,611

Convertible preferred shares
   to the extent dilutive                              2,058       1,383,025
                                                   ------------  -------------
Diluted EPS

Income allocable to common shares
   plus assumed conversions                        $  18,797      12,537,517      $   1.50
                                                   ============  =============  ==========



At December 31, 1999 and 1998, options to purchase 25,000 and 159,000 Common Shares, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater that the average price of the Common Shares for the period.

NOTE 16 - RELATED PARTY TRANSACTIONS

         Certain administrative services, including services performed by shared personnel, continue to be performed by affiliates that receive direct reimbursement from the Company on a monthly basis. Mr. Mark K. Joseph, the Company's Chairman and Chief Executive Officer, controls and is an officer of, and Mr. Michael L. Falcone, the Company's President, has an ownership interest in and is a board member of, these affiliates. For the years ended December 31, 1999, 1998 and 1997 the Company paid $0.1 million, $0.2 million, and $0.3 million, respectively, to the affiliate for these administrative services.

         Prior to November 1998, the Company reimbursed an affiliate for the rental cost of the Company's office space as discussed above. In November of 1998, the Company assumed the lease agreement for the Company's office space from this affiliate. Mr. Joseph and a member of the Company's Board of Directors have ownership interests in the partnership that leases the office space to the Company. For the year ended December 31, 1999 and 1998, the Company paid $178,000 and $30,000, respectively, in rental lease payments under the lease agreement.

         Mr. Joseph controls the general partners of 19 of the operating partnerships whose property collateralizes the Company's bonds and Mr. Thomas R. Hobbs, a Senior Vice President of the Company, serves as an officer of such general partners. Mr. Falcone and Ms. Angela A. Barone, the Company's Vice President of Finance and Administration, serve as directors and officers in two such general partners. In order to preserve the loan obligations and the participation in cash flow for the Company and thereby assure that the Company will continue to recognize tax-exempt income, 13 of the 19 operating partnerships were created as successors to the original borrowers. With respect to the other six operating partnerships, an entity controlled by Mr. Joseph was designated as the general partner of the original borrowing entities. However, such entities could have interests that do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could desire to take might be selling a property, thereby causing a redemption event, at a time and under circumstances that would not be advantageous to the Company. Also, Mr. Joseph owns an indirect interest in the general partners of the Southgate Crossings and Poplar Glen operating partnerships.

         Mr. Joseph controls and is an officer of, and Mr. Falcone has an ownership interest in and is a board member of, an entity that is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's bond investments. For these services the affiliates receive property management fees pursuant to management fee contracts. Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During 1999, there were 11 affiliated property management contracts for properties that collateralize the Company's investments with fees at or below market value. During the years ended December 31, 1999, 1998 and 1997, these fees approximated $1.1 million, $1.0 million, and $1.0 million, respectively.

         In 1998 and 1999, the Company sold the demand notes (see Note 9) related to 11 operating partnerships whose general partners are controlled by Mr. Joseph (discussed above). In order to facilitate the sale of the demand notes, the Company provided a guaranty on behalf of the operating partnerships for the full and punctual payment of interest and principal due under the demand notes.

         Shelter Development Holdings, Inc. (the "Special Shareholder") is personally liable for the obligations and liabilities of the Company. Mr. Joseph owns 100% of the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1,000,000.

         At December 31, 1999, the Company owned all of the interests in a trust that holds a $33.9 million bond collateralized by the Village of Stone Mountain. The borrower of the $33.9 million mortgage revenue bond is the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mr. Joseph is the President and one of five directors of the Shelter Foundation. In addition, companies of which Mr. Joseph owns an indirect minority interest and Mr. Falcone owns a direct minority interest received a development fee of 1.0% of the loan amount and serve as property manager of the related apartment project for a fee of $13,750 per month payable out of available cash flow.

         At December 31, 1999, the Company owned a $2.2 million B bond, a $2.1 million C bond and a $1.2 million taxable loan collateralized by the Winter Oaks apartment community. The borrower of the bonds and the taxable loan is Winter Oaks Partners, Ltd., (L.P.), a Georgia limited partnership whose 1% general partner is MMA Successor I, Inc. and whose 99% limited partner is Winter Oaks, L.P.. The 1% general partner of Winter Oaks,
L.P. is MMA Successor I, Inc., and the 99% limited partner of Winter Oaks, L.P. is the MuniMae Foundation, Inc., a private non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the President and one of three directors of the MuniMae Foundation. Mr.
Falcone and Mr. Gary A. Mentesana, the Company's Chief Financial Officer, are also directors of the MuniMae Foundation. In addition, a company of which Mr. Joseph owns an indirect minority interest and Mr. Falcone owns a direct minority interest, serve as property manager of the related apartment community for a fee of 3% of gross rent collected payable out of available cash flow.

         A member of the Company's Board of Directors is the managing general partner of the law firm of Gallagher, Evelius and Jones LLP ("GEJ"), which provides corporate and real estate legal services to the Company. For the year ended December 31, 1999, $1.3 million in legal fees to GEJ was generated by transactions structured by the Company of which $0.8 million was directly incurred by the Company. The total amount of $1.3 million represented 11.9% of GEJ's total revenues for 1999.

         An affiliate of Merrill Lynch owns 1,250 Term Growth Shares of the Company and 128,367 Common Shares. The Company may from time to time enter into various investment banking, financial advisory and other commercial services with Merrill Lynch for which Merrill Lynch receives and will receive customary compensation. The Company also enters into various RITES(sm) and interest rate swap transactions with Merrill Lynch on terms generally available in the marketplace.

         A subsidiary of the Company functions as a real estate advisor for pension funds and the Midland Affordable Housing Group Trust ("Group Trust"). The Group Trust is a professionally managed portfolio of diversified income producing real estate mortgage investments for pension funds and profit-sharing trusts. Mr. Falcone and Mr. Robert J. Banks, Mr. Keith J. Gloeckl, and Mr. Ray F. Mathis, all Senior Vice Presidents of the Company, are Trustees of Group Trust.

         For the period October 20, 1999 through December 31, 1999, a subsidiary of the Company received administrative service fees of approximately $0.3 million from the Group Trust. As of December 31, 1999, a subsidiary of the Company had a $5.0 million line of credit available to the Group Trust, with no outstanding balance. The line matured on December 31, 1999, and bears interest at the rate of 10.25%. The collateral for the line is the net assets of the Group Trust. At December 31, 1999, the Company has notes payable with an outstanding balance of $132.5 million due to the Group Trust. The notes were made to finance construction loans and are collateralized by the related construction loan receivables.

         At December 31, 1999, a subsidiary of the Company has a $50.0 million warehouse facility provided by the Group Trust, with an outstanding balance of $28.6 million. This warehouse facility is provided for interim funding of permanent loans and completed construction loans until funded by permanent lender or security holder and is collateralized by a security interest in the loans, bears interest at various rates based upon collateral. Individual borrowings mature separately within one year.

NOTE 17 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND EMPLOYEE INCENTIVE PLAN

Non-Employee Directors' Share Plan

         At December 31, 1999, the total number of shares authorized to be granted under the non-employee director share plans was 100,000 shares. The non-employee directors' plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the directors' plans, an option to purchase 2,500 Common Shares will be granted to each director when first elected or appointed to the Board of Directors and each year thereafter on the date of the annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Common Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. At December 31, 1999, 45,000 options were outstanding under the directors' plans with exercise prices of $14.75 to $21.75. The weighted average remaining contractual life for these outstanding options was 8.1 years at December 31, 1999. The following table summarizes the activity relating to options issued under the directors' plans for the years ended December 31, 1999, 1998 and 1997:


Non-Employee Directors' Share Plans
                                                         Number of       Weighted Average
                                                           Shares         Exercise Price
                                                       ---------------  --------------------


Options outstanding at December 31, 1996                       12,500                $14.75
                                                       ---------------  --------------------

Granted                                                        12,500                 16.81
Exercised                                                           -                     -
Expired                                                             -                     -
                                                       ---------------  --------------------

Options outstanding at December 31, 1997                       25,000                 15.78
                                                       ---------------  --------------------

Granted                                                        12,500                 21.75
Exercised                                                        (500)                14.75
Expired                                                             -                     -
                                                       ---------------  --------------------

Options outstanding at December 31, 1998                       37,000                 17.81

Granted                                                        12,500                 19.38
Exercised                                                      (4,500)                15.95
Expired                                                             -                     -
                                                       ---------------  --------------------

Options outstanding at December 31, 1999                       45,000                $18.47
                                                       ===============  ====================

Options exercisable at:
     December 31, 1997                                         12,500                $14.75
     December 31, 1998                                         24,500                 15.80
     December 31, 1999                                         32,500                 16.07


         The directors' plans also entitles each director to elect to receive payment of directors' fees in the form of Common Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable (the "Deferred Shares") are credited to the account of the director, and future dividends payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Common Shares on the record date of the dividend payment. As of December 31, 1999, 2,858 Common Shares and 10,129 Deferred Shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 1999, there are 37,013 shares available under the directors' plans.

Share Incentive Plan

         At December 31, 1999, 1,722,033 shares were authorized to be issued under the share incentive plans. The Company's share incentive plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company's performance and to promote ownership of a greater proprietary interest in the Company. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the plans. As of December 31, 1999, there were 715,264 shares available under the plans.

Common Share Options

         The exercise price of Common Share options granted under the Plans are equal to 100% of the fair market value of the Common Shares on the date of grant. The options vest over three years. In the event of a change in control of the Company (as defined in the plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after such event. At December 31, 1999, 709,304 options were outstanding under the Plans with exercise prices of $16.875 to $19.00. The weighted average remaining contractual life for these outstanding options was
7.7 years at December 31, 1999. The following table summarizes the activity relating to options issued under the Plans for the years ended December 31, 1999, 1998 and 1997:




Employee Share Incentive Plans
                                                         Number of       Weighted Average
                                                           Shares         Exercise Price
                                                       ---------------  --------------------


Options outstanding at December 31, 1996                            -                 $0.00

Granted                                                       677,470                 16.99
Exercised                                                           -                     -
Expired/Forfeited                                                   -                     -
                                                       ---------------  --------------------

Options outstanding at December 31, 1997                      677,470                 16.99
                                                       ---------------  --------------------

Granted                                                       122,500                 18.43
Exercised                                                     (16,666)                16.88
Expired/Forfeited                                             (74,000)                16.99
                                                       ---------------  --------------------

Options outstanding at December 31, 1998                      709,304                 17.24

Granted                                                             -                     -
Exercised                                                           -                     -
Expired/Forfeited                                                   -                     -
                                                       ---------------  --------------------

Options outstanding at December 31, 1999                      709,304                $17.24
                                                       ===============  ====================

Options exercisable at:
     December 31, 1997                                              -                 $0.00
     December 31, 1998                                        135,157                 17.00
     December 31, 1999                                        401,814                 17.14


Common Share Appreciation Rights

         On November 11, 1997, 3,000 Common Share appreciation rights ("SARs") were awarded to certain employees under the plans. The exercise price of the SARs was equal to 100% of the fair market value of the Common Shares ($19 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from date of grant. In the event of a change in control of the Company (as defined in the plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 1999, 2,000 SARs had vested. For the years ended December 31, 1999 and 1998, $0 was recorded as compensation expense for the SARs.

Deferred Shares

         The Company granted 78,000, 96,000, and 103,799,deferred share awards with a total fair value of $1.4 million, $1.6 million, and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The deferred shares vest over three to ten years, as outlined in the individual award agreements. The deferred share awards also provide for accelerations of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 1999, 55,646 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period. For the year ended December 31, 1999 and 1998, the Company recognized compensation expense of $867,000 and $612,000, respectively, relating to the deferred shares.

Compensation Expense

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees," in accounting for these plans. Accordingly, no compensation expense has been recognized for the options issued under either plan during 1998 or 1997. No options were issued under the plans during 1999. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair market value at date of grant for awards under those plans. Accordingly, the Company estimated the grant-date fair value of each option awarded in 1998 and 1997 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 7.9%, and 7.5% for 1998 and 1997, respectively, expected volatility of 24% and 10% for 1998 and 1997, respectively, risk-free interest rate of 6% and expected lives of 7.5 years. Had 1998 and 1997 compensation expense been determined including the weighted-average estimate of the fair value of each option granted of $2.18 and $0.65, respectively, the Company's net income allocable to Common Shares would be reduced to a pro forma amount of $24.4 million and $16.3 million, respectively. Pro forma basic and diluted earnings per Common Share would be $1.60 and $1.58, respectively for 1998 and $1.47 and $1.46, respectively, for 1997.

NOTE 18 - MUNIMAE COMPENSATION TRUST

         In December of 1998, the Company established a $2.25 million newly formed grantor trust, Municipal Mortgage & Equity, LLC Employee Compensation Trust ("MuniMae Compensation Trust"). The MuniMae Compensation Trust was established to pre-fund future share related obligations of the Company's employee and director share plans. The MuniMae Compensation Trust supports existing, previously approved share plans and does not change those plans or the amount of shares expected to be issued under those plans.

         For financial reporting purposes, MuniMae Compensation Trust is consolidated with the Company. The Common Shares held by the MuniMae
Compensation Trust are included in the Treasury Shares. All dividends between the Company and the MuniMae Compensation Trust are eliminated. During 1999, the MuniMae Compensation Trust purchased 30,000 Common Shares at an average price of $19.37. In 1999, 37,756 Common Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans (see
Note 17).

NOTE 19 - SERVICING PORTFOLIO


Trust and Escrow Funds

         The Company maintains certain escrow accounts and trust accounts related to principal and interest payments and other escrow funds received but not yet remitted to investors or others on loans serviced by the Company. The balances in these accounts are segregated into special accounts and are excluded from the Company's assets and liabilities.

Loans Serviced

         At December 31, 1999, the Company serviced loans totaling approximately $1.3 billion in outstanding principal, including approximately $302.5 million in loans where the Company has a risk-sharing agreement with certain lenders. Under the risk-sharing agreement, the Company is responsible for up to 20% of the loan loss on any loan covered by the agreement. The Company monitors the loans in the servicing portfolio for potential losses. If the Company determines a loss is probable and can be reasonably estimated, a loss reserve is recorded through a charge to the income statement. At December 31, 1999, management determined that no allowance for possible loan losses on the servicing portfolio was necessary. The Company will continue to evaluate the need for allowance for loan losses in the future as circumstances dictate.


NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair values of the Company's financial instruments are as follows:


Municipal Mortgage & Equity, LLC
Summary of Fair Values


(000s)                                               December 31, 1999                    December 31, 1998
                                                ----------------------------        ----------------------------
                                                Carrying Amount   Fair Value        Carrying Amount   Fair Value
                                                ---------------   ----------        ---------------   ----------

Assets:
-------
Cash and cash equivalents                         $   54,417      $   54,417           $   23,164     $   23,164
Investment in mortgage revenue bonds, net            391,544         391,544              298,424        298,424
Investment in other bond related investments           3,625           3,625               15,675         15,675
Loans receivable - fixed                             101,727         101,770               17,246         19,173
Loans receivable - adjustable                        184,762         184,762                    -              -
Other investments                                      5,350           5,350                    -              -
Restricted assets                                     15,833          15,833                5,367          5,367

Liabilities:
------------
Notes payable - fixed                                 91,387          91,233                    -              -
Notes payable - adjustable                           170,569         170,569                    -              -
Investment in other bond related investments           6,245           6,245                    -              -

Derivative Financial Instruments:
---------------------------------
Commitments to extend credit                               -         236,199                    -              -
Put options written                                        -             180                    -              -
Interest rate swaps                                    4,638           4,638               (4,735)        (4,735)
Total return swaps                                    (1,929)         (1,929)                 729            729



         The carrying amounts in the table correspond to amounts included in the accompanying balance sheets. The following methods or assumptions were used by the Company in estimating the fair values of financial statement instruments:

Cash and cash equivalents, investment in mortgage bonds and investment in other bond related investments - The carrying amounts reported in the balance sheet approximate the assets' fair value.

Loans receivable - The fair value of the Company's fixed rate loans was calculated by discounting the contractual cash flows adjusted for current prepayment estimates. The discount rates are based on the interest rate charged to current customers for comparable loans. The Company's adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to approximate their carrying value.

Other investments - The estimated fair value of other investments was calculated by discounting contractual cash flows for current prepayment estimates using a market discount rate.

Notes payable - The estimated fair value of the Company's fixed rate notes payable was calculated by discounting contractual cash flows. The discount rates were based on the interest rates paid to current lenders for comparable notes payable. The Company's adjustable rate notes payable reprice frequently at current market rates. Therefore, the fair value of these notes payable has been estimated to approximate their carrying value.

Commitments to extend credit - Fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Put options written - Fair value is based on quoted market price of financial instruments with similar terms adjusted for differences in risk characteristics.

Interest rate swap agreements - Fair value is based on the estimated amount that the Company would pay or receive to terminate the swap agreement at the balance sheet date.

Total return swaps - Fair value is based on the estimated amount that the Company would pay or receive to terminate the swap agreement at the balance sheet date.

Limitations

         The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no market or limited markets exist for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.


NOTE 21 - BUSINESS SEGMENT REPORTING

         In the fourth quarter of 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         The revenues associated with the investing segment consist primarily of interest earned on mortgage revenue bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for others, syndication and brokerage fees associated with tax credit syndications originated, taxable interest and fees earned on construction lending activities and other fee income associated with highly leveraged transactions such as put options. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately. The majority of the income generated by the operating segment was acquired as a unit and the management of such unit was retained.




                                                           Municipal Mortgage & Equity, LLC
                                                Segment Reporting for the year ended December 31, 1999
                                                                    (in thousands)
                                                                                                                         Total
                                                          Investing         Operating (1)       Adjustments           Consolidated
                                                         -----------       --------------      -------------         --------------
Interest on mortgage revenue bonds and
other bond related investments                            $  35,281           $    154            $     -             $   35,435
Interest on loans                                             1,901              4,642                  -                  6,543
Loan origination and brokerage fees                             763              3,583               (421) (2)             3,925
Loan servicing fees                                             794                965                  -                  1,759
Short-term investment income                                  1,649                199                  -                  1,848
Other fee income                                                505                851                  -                  1,356
Net gain on sales                                             2,680                  -                  -                  2,680
                                                         -----------        -------------       ------------         --------------
    Total income                                             43,573             10,394               (421)                53,546
                                                         -----------        -------------       ------------         --------------
Salaries and benefits                                         3,646              3,100                  -                  6,746
Operating expenses                                            1,946              1,123                  -                  3,069
Goodwill amortization                                             -                297                  -                    297
Interest expense                                              2,591              4,074                  -                  6,665
Other-than-temporary impairments                              1,120                  -                  -                  1,120
                                                         -----------        -------------        -----------          -------------
    Total expenses                                            9,303              8,594                  -                 17,897
Net income before allocations to preferred               -----------        -------------        -----------          -------------
    shareholders in a subsidiary company                     34,270              1,800               (421)                35,649
Allocations to preferred shareholders                         3,433                  -                  -                  3,433
                                                         -----------        -------------        -----------          -------------
Net income before income taxes                               30,837              1,800               (421)                32,216
Income taxes                                                      -                703                  -                    703
                                                         -----------        -------------        -----------          -------------
Net income                                                $  30,837           $  1,097            $  (421)             $  31,513
                                                         ===========        =============        ===========          =============
Notes:
(1) The Operating segments represents activity from October 1, 1999 through December 31, 1999 as segment reporting was adopted in the fourth quarter of 1999.
(2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.




NOTE 22 - QUARTERLY RESULTS (Unaudited):

QUARTERLY RESULTS (unaudited)
(in thousands, except per share data)

                                                            1st Quarter      2nd Quarter     3rd Quarter    4th Quarter
                                                          ---------------  ---------------- -------------- -------------

Year ended December 31, 1999:
Total income                                                 $ 10,084         $  10,094        $  11,635      $  21,733
Net income                                                      8,946             7,027            7,356          8,184

Net income per share:
Preferred shares:
  Series I                                                      23.78             15.32            15.52          13.82
  Series II                                                     25.51             13.93            17.07          12.25

Preferred capital distribution shares:
  Series I                                                      20.54             12.24            12.40          10.78
  Series II                                                     19.74              9.62            12.60           7.85

Common shares:
  Basic                                                          0.48              0.38             0.40           0.44
  Diluted                                                        0.47              0.37             0.39           0.43

Common share Market Price Data*:
High                                                               20            20 3/4         21 15/16         20 5/8
Low                                                            17 1/4            18 1/2           20 1/8         18 1/4

Year ended December 31, 1998:
Total income                                                 $  7,333          $  7,681        $   8,338       $ 12,106
Net income                                                      6,173             6,353            7,324          7,557

Net income per share:
Preferred shares:
  Series I                                                      13.96             13.63            14.66          25.55
  Series II                                                     19.78             15.18            15.79          13.99

Preferred capital distribution shares:
  Series I                                                      11.55             11.50            11.66          21.52
  Series II                                                     16.46             11.33            11.47           9.71

Common shares:
  Basic                                                          0.41              0.40             0.41           0.40
  Diluted                                                        0.41              0.39             0.41           0.39

Common share Market Price Data*:
High                                                           21 3/4            22 1/8           21 7/8         19 1/4
Low                                                            19 5/8            20 5/8           18 3/8         16 1/4


*The Company's Common Shares traded on the American Stock Exchange (the "AMEX") under the symbol "MMA"  from August 1, 1996 through
June 24, 1998. Beginning on June 25, 1998, the Company's Common Shares began trading on the New York Stock Exchange (the "NYSE")
also under the symbol "MMA." Set forth above are the high and low sale prices for the Common Shares for each calendar quarter as reported by the AMEX and the NYSE.  Amounts shown represent actual sales transactions as reported by the AMEX and NYSE.

       INDEX TO EXHIBITS

Exhibit
Number    Document


3.1 Amended and Restated Certificate of Formation and Operating Agreement of the Company

3.2      Amended By-laws of the Company

10.7     Employment Agreement between the Registrant and Robert J. Banks

10.8     Employment Agreement between the Registrant and Keith J. Gloeckl

10.9     Employment Agreement between the Registrant and Ray F. Mathis

11       Computation of Earnings Per Share

21       Subsidiaries of the Registrant

23       Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedule

                                 EXHIBIT NO. 11
                        COMPUTATION OF EARNINGS PER SHARE


         A dual presentation of basic and diluted EPS is presented for Common Shares. Basic EPS is calculated by dividing net income allocable to Common Shares by the weighted-average number of Common Shares outstanding. In addition to Common Shares that are issued and outstanding, the weighted- average shares outstanding includes the deferred shares payable under the Directors' Plan (see
Note 17 to the Company's consolidated financial statements included herein) and the vested portion of deferred shares granted to officers (see Note 17 to the Company's consolidated financial statements included herein).

         The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Common Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred CD Shares, as well as the Term Growth Shares that would have been allocated to Common Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for 1999, 1998 and 1997:



                               For the year ended December       For the year ended December       For the year ended December
                               ----------------------------      ----------------------------      ---------------------------
                                         31, 1999                          31, 1998                          31, 1997
                                         --------                          --------                          --------
                                                      Per                               Per                               Per
                                                       Share                             Share                             Share
                                Income      Shares    Amount      Income      Shares    Amount      Income      Shares    Amount
                              ----------- ----------- --------  ----------- ----------- --------  ----------- ----------- --------


(in thousands, except share and per
share data)

Basic EPS

Income allocable to growth      $ 28,796               $          $ 24,728               $          $ 16,739               $
shares                                    16,922,788     1.70               15,233,380     1.62               11,094,881     1.51
                                                      ========                          ========                          ========

Effect of Dilutive Securities

Options and deferred shares
                                       -     262,010                     -     189,975                     -      59,611

Convertible preferred shares
  (including term growth
shares)                              864     555,873                   719     514,894                 2,058   1,383,025
                              ----------- -----------           ----------- -----------           ----------- -----------

Diluted EPS

Income allocable to growth
shares
   Plus assumed conversions     $ 29,660               $          $ 25,447               $          $ 18,797               $
                                          17,740,671     1.67               15,938,249     1.60               12,537,517     1.50
                              =========== =========== ========  =========== =========== ========  =========== =========== ========




                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                             Jurisdiction of Incorporation

SCA Tax Exempt Trust                                    Maryland
MuniMae TEI Holdings, LLC                               Maryland
MuniMae TE Bond Subsidiary, LLC                         Maryland
MMA Credit Enhancement I, LLC                           Maryland
Municipal Mortgage Investments, LLC                     Maryland
MMA Taxable Holdings, LLC                               Maryland
MuniMae Operating, LLC                                  Maryland
MuniMae Structured Finance, LLC                         Maryland
MMA Taxable Structured Finance, LLC                     Maryland
MuniMae Investment Services Corporation                 Maryland
Midland Financial Holdings, Inc.                        Florida
Midland Mortgage Investment Corporation                 Florida
Midland Capital Corporation                             Michigan
Midland Advisory Services, Inc.                         Michigan
Midland Securities Corporation                          Florida
Midland Realty Investment Corporation                   Florida
Midland Equity Corporation                              Florida
MuniMae Portfolio Services, LLC (formerly
Municipal Mortgage Servicing, LLC)                      Maryland
MMACap, LLC                                             Delaware
Municipal Mortgage & Equity, LLC Employee
   Compensation Trust                                   Delaware
MMA Servicing, LLC                                      Maryland

                                   EXHIBIT 23
                      CONSENT OF PRICEWATERHOUSECOOPERS LLP


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-17427), Form S-3/A (No. 333-20945), Form S-3 (No.
333-34925), Form S-3/A (No. 333-56049) and Form S-8 (No. 333-65461) of Municipal
Mortgage & Equity, LLC of our report dated February 4, 1999 appearing in Item 14(a)(1) of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 24, 2000