Form 10-K/A
period 1999-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2000-05-05
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                  Amendment #1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission File Number 001-11981

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        --------------------------------
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

                            DESCRIPTION OF AMENDMENT

AMENDMENT #1:

A) Item 14(c) has been amended to: (i) actually file Employment Agreements between the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 and (ii) list and actually file Employment Agreements between the Registrant and Mark K. Joseph, Michael L. Falcone and Gary A. Mentesana dated December 31, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                             WHERE INCORPORATED

Registrant's definitive Proxy Statement regarding the             Part III
2000 AnnualMeeting of Shareholders to the extent stated herein.

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

         10.1     Reserved

         10.2     Reserved

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

         10.7 Employment Agreement between the Registrant and Robert J. Banks, dated October 20, 1999*

         10.8 Employment Agreement between the Registrant and Keith J. Gloeckl, dated October 20, 1999*

         10.9 Employment Agreement between the Registrant and Ray F. Mathis, dated October 20, 1999*

         10.10 Employment Agreement between the Registrant and Mark K. Joseph, dated December 31, 1999*

         10.11 Employment Agreement between the Registrant and Michael L. Falcone, dated December 31, 1999*

         10.12 Employment Agreement between the Registrant and Gary A. Mentesana, dated December 31, 1999*

         11       Computation of Earnings Per Share

         21       Subsidiaries

         23       Consent of PricewaterhouseCoopers LLP

         27       Data Schedule

         *FILED HEREWITH.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Municipal Mortgage & Equity, LLC


                                        By:      /s/Mark K. Joseph
                                                 Mark K. Joseph
                                                 Chief Executive Officer
Date:  May 5, 2000

                              EMPLOYMENT AGREEMENT
                                (Robert J. Banks)


         THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 20th day of October, 1999 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Robert J. Banks ("Employee").

         WHEREAS, Employer is engaged in the business of originating, servicing and managing real estate and debt and equity investments therein, with a particular emphasis on investments in, or secured by, multi-family properties, congregate care and assisted living facilities and similar properties;

         WHEREAS, Employee has particular skill, experience and background in investments and asset management services of the type in which the Employer primarily engages; and

         WHEREAS, Employer and Employee desire to enter into an employment relationship, the terms of which are to be set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

        1.         Employment and Duties.

                   (a) Midland. Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as Senior Vice President of Employer on the terms and conditions provided in this Agreement. As his primary employment duty, Employee shall throughout the term of this Agreement serve as the Chairman of the Board of Directors and the Chief Executive Officer of Midland Financial Holdings, Inc. ("Midland"), a wholly-owned subsidiary of Municipal Mortgage & Equity, LLC ("MuniMae"). Employee shall perform the duties and responsibilities appropriate to each such position and such other duties and responsibilities as may be reasonably determined from time to time by the Chief Executive Officer ("CEO") of MuniMae consistent with the types of duties and responsibilities typically performed by a person serving in such positions in similar businesses. Employee agrees to devote sufficient time, attention and skill in performing the foregoing duties consistent with his practice prior to the date hereof.

                   (b) Other Subsidiaries. Employee shall throughout the term of this Agreement serve as Senior Vice President of each direct wholly-owned subsidiary of MuniMae. Employee shall undertake the duties and responsibilities appropriate to each such position and such as may be reasonably determined from time to time by the CEO or the Board of MuniMae.

                   (c) Assistance. Throughout the term of this Agreement, Employee shall (i) use reasonable efforts to assist Employer in maintaining the business and relationships of Midland and its subsidiaries, including without limitation, Midland's relationships with FannieMae and with MAHGT (as defined below) and each of its participating trusts, and (ii) recommend that the President or other representative of MuniMae be elected a Trustee of MAHGT, that the participating trusts to extend the term of MAHGT, that Midland and its subsidiaries to remain the investment advisor to MAHGT, and that Midland and its subsidiaries to remain in control of all low-income housing tax credit equity partnerships and other investments sponsored or arranged by any of them. Employee does not warrant that any of the above relationships will or can be maintained with his assistance or that his recommendation will be effective. Employee shall not be deemed to be in breach of this Section 1(c) if Employee must take action or refrain from taking an action contrary to the requirements of this Section 1(c) in order to fulfill his fiduciary duties as s trustee of MAHGT.

                   (d) Nothing herein shall prohibit Employee (i) from consulting with or serving as an officer or director of any outside Boards with or on which he is serving as of the date hereof, all of which are listed on Exhibit A, and (ii) provided that such activity shall not violate any provision of this Agreement (including the noncompetition provisions of Section 8 below)
(A) from participating in any other business activities approved in advance by the CEO or by the Chairman of the Board of Directors of MuniMae (the "Board") in accordance with any terms and conditions of such approval, such approval not to be unreasonably withheld or delayed, (B) from engaging in charitable, civil, fraternal or trade group activities, or (C) from investing in other entities or business ventures.

        2. Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employee shall compensated as follows:

                   (a) Base Compensation. Employer shall pay to Employee an annual salary ("Base Compensation") of Two Hundred Fifty Thousand Dollars ($250,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation shall be determined by the Compensation Committee of the Board based on the recommendation of the CEO and on periodic reviews of Employee's performance conducted on at least an annual basis, but shall not be less than 5% per year during the term of this Agreement. During the term of this Agreement, Employee's annual Base Compensation shall not be reduced below the initial Base Compensation set forth above.

                   (b) Incentive Compensation. In addition to Base Compensation, Employee shall be eligible to receive additional compensation ("Incentive Compensation"), pursuant to MuniMae's Incentive Compensation Plan as then in effect. The Incentive Compensation Plan will provide that the amount of the bonus will be based on a formula tied to Employer's achievement of specified targets of growth in eamings available for distribution to shareholders as determined by the Compensation Committee and the recommendation of the CEO. During the initial term of this Agreement, Employee's Incentive Compensation shall be a percentage of Base Compensation as follows: 15-30% if MuniMae achieves its threshold performance, 25-50% if MuniMae achieves its target performance and 45-100% if MuniMae achieves its superior performance goals; provided, however, that no Incentive Compensation shall be payable for any year in which Midland does not achieve the Earn-out target for such year as set forth, subject to adjustment as provided in Sections 2.04(a) and 2.04(b) of the Purchase Agreement (as hereinafter defined). Employee acknowledges that the formula set forth in the Incentive Compensation Plan may vary for each employee who participates therein. Incentive Compensation for any given fiscal year shall be determined no later than 60 days after the end of Employer's fiscal year and paid no later than 75 days after the end of the fiscal year. If Employee shall be employed for only a portion of a fiscal year for which Employee is eligible for Incentive Compensation, the amount of Incentive Compensation payable shall be the amount payable for the full year reduced by the percentage which the number of months (including any partial months) worked bears to twelve (the "Proportionate Share").

                   (c) Option to Acquire Shares. MuniMae has established and Employee shall be entitled to participate throughout the term of this Agreement in MuniMae's current Share Incentive Plan and any successor plan. Employee's participation in such plan is subject to the terms thereof. Employee shall initially be entitled to 87,500 options. Thereafter, the CEO of the Employer shall from time to time recommend to the Compensation Committee of the Board that Employee receive options to purchase Employer's Growth Shares. Such options shall be exercisable at the market value of Growth Shares as of the date the options are awarded. The CEO shall base his recommendation on comparable option awards to employees having similar responsibilities in companies of comparable business and size.

        3. Employee Benefits. During the term of this Agreement, Employee and his eligible dependents shall have the right to participate in any retirement, pension, insurance, health or other benefit plan or program adopted by Employer (or in which Employer participates) to the same extent as any other officer of the Employer, subject, in the case of a plan or program, to all of the terms and conditions thereof, and to any limitations imposed by law. To the extent that Employee has similar benefits under a plan or program established by any other entity, Employee shall nonetheless have the right to the benefits provided by Employer's plan or program; provided, however, that where by the terms of any plan or program, or under applicable law, Employee may only participate in one such plan or program, Employee shall have the option to limit his participation to the plan or program sponsored by Employer, or to such other plan or program. Employee shall have the right, to the extent permitted under any applicable law, to participate concurrently in plans or programs sponsored by others (including self-employment plans or programs) and in plans or programs sponsored by Employer. Employer agrees to pay for all club dues related to Employee's club memberships at Detroit Golf Club, Bay Harbor Golf Club and Belleair County Club. In addition the Employer agrees to pay for at least 8 season tickets to the Tampa Bay Buccaneers football games, and at least 2 season tickets to the Tampa Bay Lightning hockey games. Notwithstanding anything to the contrary contained herein the Employer agrees to transfer the right to purchase 4 club seat season tickets to the Tampa Bay Buccaneers and the 2 season tickets to the Tampa Bay Lightning to Employee upon the termination of Employee's employment no matter what the reason for such termination.

        4. Vacation, Sickness and Leaves of Absence. Employee shall be entitled to the amount of paid vacation provided to Employee by Midland prior to the date hereof, but in no event less than 4 weeks during each fiscal year. Employee shall provide Employer with reasonable notice of anticipated vacation dates. Any vacation days that are not taken in a given fiscal year shall accrue and carryover from year to year, and, upon any termination of this Agreement for any reason whatsoever, all accrued and unused vacation time will be paid to Employee within 10 days of such termination based on his annual rate of Base Compensation in effect on the date of such termination; provided, however, that no more than ten (10) days of accrued vacation may be carried over at any time. In addition, Employee shall be entitled to such sick leave and holidays, with pay, as Employer provides to other officers. Unused sick leave shall be carried forward or compensated upon termination of employment. Employee may also be granted leaves of absence with or without pay for such valid and legitimate reasons as the Board on recommendation from the CEO, in its sole and absolute discretion, may determine. Employee may spend approximately 75% of his time working from his home in Michigan, including in particular the period from approximately May 15 to October 15 of each year; provided, however, that Employee shall remain reasonably available for travel and meetings outside of Michigan.

        5. Expenses. Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

        6. Term. The initial term of this Agreement shall be for four years (the "Initial Term"), commencing on October , 1999 (the "Effective Date") unless terminated sooner as provided herein. Any termination under of this Agreement shall be subject to Section 7 below.

        7.         Termination and Termination Benefits.

                   (a)     Termination by Employer.

                                 (i)       Without Cause. Employer may terminate
this Agreement and Employee's employment at any time upon ninety (90) days prior written notice to Employee, during which period Employer shall have the option to require Employee to continue to perform his duties under this Agreement. Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which the termination occurs. In addition all Earn-out Shares (as defined in the Stock Purchase and Contribution Agreement dated September 30, 1999 between the Employer, Employee and others (the "Stock Purchase Agreement")) (i) which have been eamed through the date of Employee's termination, and (ii) which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income (as defined in the Stock Purchase Agreement) for such periods has not yet been determined, shall be immediately and irrevocably issued by Employer to Employee.

                                 (ii)        With Cause. Employer may  terminate
this Agreement with cause upon ten (10) days prior written notice to Employee. In such event, Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which termination occurs. For purposes of this Section, termination for cause shall mean (A) acts or omissions by the Employee with respect to the Employer which constitute a knowing violation of law (unless consented to or directed by Employer); (B) receipt by the Employee of money, property or services from the Employer or from another person dealing with Employer in violation of law or this Agreement, (C) breach by Employee of the noncompetition provisions of this Agreement, (D) gross negligence by the Employee in the performance of his duties, or repeated failure by the Employee to perform services that have been reasonably requested of him by the Board, following notice in writing of such failure or negligence specifying the actions or omissions constituting such failure and a reasonable opportunity to cure and if such requests are consistent with this Agreement. Notwithstanding any termination of Employee for cause pursuant to this Section 7(a)(ii), Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement.

                                 (iii)  Disability.  If due to illness, physical
or mental disability, or other incapacity, Employee shall fail to perform the duties required by this Agreement, Employer may terminate this Agreement upon 30 days written notice to Employee. In such event, Employee shall be paid his Base Compensation and receive all benefits owing to him under this Agreement through the effective date of termination and shall receive his Proportionate Share of Incentive Compensation for the year in which the termination occurs. Employee shall only be considered disabled under this paragraph if he is unable to work due to disability for a total of 120 or more business days during any 12-month period. Nothing in this paragraph shall be construed to limit Employee's rights to the benefits of any disability insurance policy provided by Employer and this Section shall not be construed as varying the terms of any such policy in any manner adverse to Employee. Notwithstanding any termination of Employee as a result of disability pursuant to this Section 7(a)(iii), Employee shall continue to be entitled to Eam-out Shares to the extent provided in the Stock Purchase Agreement.
                   (b)     Termination by Employee.

                           (i)               Employee may terminate this
Agreement only upon good reason as defined in this Section 7(b) and only upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination.
                           (ii)              Employee  shall have "good reason"
to terminate his employment if (A) his Base Compensation, as in effect at any given time, shall be reduced, (B) Employer shall fail to provide any of the payments or benefits provided for under this Agreement, the Stock Purchase Agreement, or the Registration Rights Agreement by and among Employee, Midland and others, (C) Employer shall materially reduce or alter Employee's duties, (D) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (E) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders; (F) Employer shall require Employee to change the location of his residence; (G) Employee is removed without his consent from the Board of Directors of MuniMae or Midland; or (H) if MuniMae undertakes actions which the Employee reasonably believes would affect the operations of Midland in a way which would materially and adversely affect the ability of the Employee to eam the Eam-out Shares, and the Employer and Employee are unable within sixty (60) days after notice to Employer by Employee of Employee's objections to MuniMae's actions to resolve in good faith such dispute.

                           (iii)            In the event the Employee terminates
his employment with Employer for good reason as defined in Section 7(b)(ii)(A)-(G), all Earn-out Shares (i) which have been eamed through the date of Employee's termination, and (ii) which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income for such periods has not yet been determined, shall be immediately and irrevocably issued by Employer to Employee. In the event the Employee terminates his employment with Employer for good reason as described in Section 7(b)(ii)(H), (x) all Eam-out Shares which have been earned through the date of Employee's termination and one-half of all Earn-out Shares which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income for such periods has not yet been determined shall be immediately and irrevocably issued by MuniMae to Employee, (y) Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement; and (z) the stock ownership requirements set forth in
Section 10(g) shall be reduced to $3,600,000 and $1,500,000, respectively.

                   (c)     Termination Compensation.

                                  (i)        Termination  Without  Cause  or for
Good Reason. In the event of a termination of this Agreement prior to the end of the Term, pursuant to Section 7(a)(i), 7(a)(iii) or 7(b), Employer, in addition to the Base Compensation, benefits and Incentive Compensation payable as provided in such sections, shall pay to Employee additional compensation ("Termination Compensation") as follows. If the termination does not follow a Change in Control (as defined in subparagraph (ii) below), Termination Compensation shall be equal to the Base Compensation that Employee would have received during the remaining Term of this Agreement. Termination Compensation shall be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, unless Employer elects to make such payments sooner.

                                 (ii)        Chance in Control. The  acquisition
of voting control of MuniMae by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Internal Revenue Code, shall be deemed a "Change in Control." In the event Employee is terminated within eighteen months of a Change in Control, Termination Compensation shall be equal to the Base Compensation Employee would have received during the remaining term of this Agreement, payable in a lump sum on the effective date of Employee's termination. Such Termination Compensation shall be in addition to all other compensation and benefits to which Employee is entitled for a termination without cause under Section 7(a)(i) above, and shall be payable even in the event of a termination effective as of the end of the Term. In addition, in the event of a Change of Control, all Earn-out Shares (i) which have been earned through the date of such Change of Control, and (ii) which may become payable with respect to periods ending after the date of the Change of Control notwithstanding that the Net Income for such periods has not yet been determined, shall be immediately and irrevocably issued by Employer to Employee.
                   (d) Death Benefit. Notwithstanding any other provision of this Agreement, this Agreement shall terminate on the date of Employee's death. In such event, Employee's estate shall be entitled only to the balance of the Earn-Out Shares described in, and eamed pursuant to the Stock Purchase Agreement.

        8.         Covenant Not to Compete.

                   (a) Noncompetition. From and after the Effective Date and continuing for 24 months following the termination of this Agreement, Employee shall not without the prior written consent of the Board engage in or carry on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant of or to any person, partnership, corporation or any other business entity, the business of financing or asset management of multi-family apartment properties financed by tax-exempt bonds or by loans funded by the participating trusts in the Midland Affordable Housing Group Trust ("MAHGT") or by loans intended to be sold to FannieMae; provided, however, if Employer terminates Employee without cause under Section 7(a)(i) above, or the Employee resigns for good reason under
Section 7(b) above, this Section 8(a) shall not apply.

                   (b) Reasonable  Restrictions.  Employee acknowledges that the restrictions of subparagraph (a) above are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the Employer, and are a material inducement to the Employer to enter into this Agreement. Employer and Employee both agree that in the event a court shall determine any portion of the restrictions in subparagraph (a) are not reasonable, the court may change such restrictions, including without limitation the imposition of a geographical restriction and a different duration restriction, to reflect a restriction which the court will enforce as reasonable. In determining the reasonableness of the restrictions in subparagraph (a), a Court shall consider the overall terms of this Agreement, the acquisition by Municipal Mortgage & Equity, LLC of Employee's Stock in Midland Financial Holdings, Inc., and the national scope of Employer's and Midland's business.

                   (c) Specific Performance. Employee acknowledges that the obligations undertaken by him pursuant to this Agreement are unique and that if Employee shall fail to abide by any of the restrictions set forth in subparagraph (a), or shall terminate this Agreement or his employment without good reason as defined in Section 7(b), Employer will have no adequate remedy at law. Employee therefore confirms that Employer shall have the right, in the event of a violation of subparagraph (a), or a termination by Employee without good reason, to injunctive relief to enforce the terms of this Section 8 or, in the alternative, (i) in the case of a violation of subparagraph (a) and not involving a termination by Employee without good reason, the right to liquidated damages of $100,000, and (ii) in the case of a termination by Employee without good reason, the right to the greater of (A) a forfeiture by Employee of all Earn-Out Shares payable by MuniMae to Employee and not yet paid, or (B) $500,000 in liquidated damages. This right to injunctive relief or liquidated damages shall be Employer's exclusive remedy at law or in equity.

        9. Indemnification and Liability Insurance. Employer hereby agrees to indemnify and hold Employee harmless, to the maximum extent allowed by law, from any and all liability for acts or omissions of Employee performed in the course of Employee's employment (or reasonably believed by Employee to be within the scope of his employment) provided that such acts or omissions do not constitute
(a) criminal conduct, (b) willful misconduct, or (c) a fraud upon, or breach of Employee's duty of loyalty to, the Employer. Employer shall at all times carry Directors' and Officers' liability insurance in commercially reasonable amounts, but in any event not less than One Million Dollars ($1,000,000).

        10.        Miscellaneous.

                   (a) Complete Agreement. This Agreement and the Stock Purchase Agreement (the relevant terms of which are hereby incorporated by reference) constitutes the entire agreement among the parties with respect to the matters set forth herein and supersedes all prior understandings and agreements between the parties as to such matters. No amendments or modifications shall be binding unless set forth in writing and signed by both parties.

                   (b) Successors and Assigns. Neither party may assign its rights or interest under this Agreement without the prior written consent of the other party, except that Employer's interest in this Agreement may be assigned to (I) a successor by operation of law, (ii) or to a purchaser purchasing substantially all of Employer's business, or (iii) to any subsidiary of MuniMae which is directly or indirectly wholly-owned by MuniMae, and the term "Employer" as used in this Agreement shall thereafter refer to such assignee.. This Agreement shall be binding upon and shall inure to the benefit of each of the parties and their respective permitted successors and assigns.

                   (c) Severability. Each provision of this Agreement is severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect as to the intent of the parties.

                   (d) Representations of Employer. Employer represents and warrants to Employee that it has the requisite limited liability company power to enter into this Agreement and perform the terms hereof and that the execution, delivery and performance of this Agreement have been duly authorized by all appropriate company action.

                   (e) Construction. This Agreement shall be governed in all respects by the internal laws of the State of Maryland (excluding reference to principles of conflicts of law). As used herein, the singular shall include the plural, the plural shall include the singular, and the use of any pronoun shall be construed to refer to the masculine, feminine or neuter, all as the context may require.

                   (f) Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed given on the date sent if delivered by hand or by facsimile, and on the next business day if sent by overnight courier or by United States mail, postage prepaid, to each party at the following address (or at such other address as a party may specify by notice under this section):

                   If to Employer:

                           Municipal Mortgage & Equity, LLC
                            218 North Charles Street
                                    Suite 500
                            Baltimore, Maryland 21201
                       Attention: Chief Executive Officer

                   If to Employee:

                           Robert J. Banks
                           33 N. Garden Avenue
                           Suite 1200
                           Clearwater, Florida 33755


                   with a copy to:

                           Honigman, Miller, Schwartz and Cohn
                           2290 1" National Building
                           Detroit, Michigan 48226
                           Attention:    Gregory J. DeMars

                   (g) MuniMae Stock Ownership. At all times during the first 3 years of the Initial Term of this Agreement, Employee shall hold MuniMae Growth Shares with a value of not less than $7,200,000, and during the last year of this Agreement Employee shall hold Growth Shares with a value of not less than $3,000,000, in each case based on the value of such shares on the date acquired.

                   (h) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

         IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.




WITNESS:                              EMPLOYER:


                                      MUNICIPAL MORTGAGE & EQUITY, LLC

/s/Chelsie Wolfe                      By:     /s/Michael L. Falcone
Chelsie Wolfe                         Name:   Michael L. Falcone
                                      Title:  President




                                      EMPLOYEE:



/s/Myra Peppi                         /s/Robert J. Banks
Myra Peppi                            Robert J. Banks

                         Exhibit A to Banks Employment Agreement

                          Permitted Outside Board Memberships

                        Director, First National Bank of Florida
                        Trustee, Gulf Coast Museum of Art
                        Trustee, Robert J. Banks Trust

                              EMPLOYMENT AGREEMENT
                               (Keith J. Gloecki)


         THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 20th day of October, 1999 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Keith J. Gloecki ("Employee").

         WHEREAS, Employer is engaged in the business of originating, servicing and managing real estate and debt and equity investments therein, with a particular emphasis on investments in, or secured by, multi-family properties, congregate care and assisted living facilities and similar properties;

         WHEREAS, Employee has particular skill, experience and background in investments and asset management services of the type in which the Employer primarily engages; and

         WHEREAS, Employer and Employee desire to enter into an employment relationship, the terms of which are to be set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

        1.         Employment and Duties.

                   (a) Midland. Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as Senior Vice President of Employer on the terms and conditions provided in this Agreement. As his primary employment duty, Employee shall throughout the term of this Agreement serve as a member of the Board of Directors and the Chief Operating Officer of Midland Financial Holdings, Inc. ("Midland"), a wholly-owned subsidiary of Municipal Mortgage & Equity, LLC ("MuniMae"), and as President and COO of Midland Mortgage Investment Corporation, President of Midland Capital Corporation, and Executive Vice President of Midland Equity Corporation, each a wholly-owned subsidiary of Midland. Employee shall perform the duties and responsibilities appropriate to each such position and such other duties and responsibilities as may be reasonably determined from time to time by the Chief Executive Officer ("CEO") of Midland consistent with the types of duties and responsibilities typically performed by a person serving in such positions in similar businesses. Employee agrees to devote his best efforts and full time, attention and skill in performing the foregoing duties.

                   (b) Other Subsidiaries. Employee shall throughout the term of this Agreement serve as Senior Vice President of each direct wholly-owned subsidiary of MuniMae. Employee shall undertake the duties and responsibilities appropriate to each such position and such as may be reasonably determined from time to time by the CEO or the Board of MuniMae.

                   (c) Assistance. Throughout the term of this Agreement, Employee shall (i) use reasonable efforts to assist Employer in maintaining the business and relationships of Midland and its subsidiaries, including without limitation, maintaining Midland's relationships with FannieMae and with MAHGT (as defined below) and each of its participating trusts, and (ii) recommend that the President or other representative of MuniMae be elected a Trustee of MAHGT, that the participating trusts extend the term of MAHGT, that Midland and its subsidiaries remain the investment advisor to MAHGT, and that Midland and its subsidiaries remain in control of all low-income housing tax credit equity partnerships and other investments sponsored or arranged by any of them. Employee does not warrant that any of the above relationships will or can be maintained with his assistance or that his recommendation will be effective. Employee shall not be deemed to be in breach of this Section 1(c) if Employee must take action or refrain from taking an action contrary to the requirements of this Section 1(c) in order to fulfill his fiduciary duties as s trustee of MAHGT.

                   (d) Provided that such activity shall not violate any provision of this Agreement (including the noncompetition provisions of Section 8 below) or materially interfere with his performance of his duties hereunder, nothing herein shall prohibit Employee (i) from consulting with or serving as an officer or director of any outside Boards with or on which he serves as of the date hereof, a list of which is attached hereto, (ii) from participating in any other business activities approved in advance by the CEO or by the Chairman of the Board of Directors of MuniMae (the "Board") in accordance with any terms and conditions of such approval, such approval not to be unreasonably withheld or delayed, (iii) from engaging in charitable, civil, fraternal or trade group activities, or (iv) from investing in other entities or business ventures.

        2. Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employee shall compensated as follows:

                   (a) Base Compensation. Employer shall pay to Employee an annual salary ("Base Compensation") of Two Hundred Fifty Thousand Dollars ($250,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation shall be determined by the Compensation Committee of the Board based on the recommendation of the CEO of MuniMae and on periodic reviews of Employee's performance conducted on at least an annual basis, but shall not be less than 5% per year during the term of this Agreement. During the term of this Agreement, Employee's annual Base Compensation shall not be reduced below the initial Base Compensation set forth above.

                   (b) Incentive   Compensation.    In   addition   to   Base
Compensation, Employee shall be eligible to receive additional compensation ("Incentive Compensation"), pursuant to MuniMae's Incentive Compensation Plan as then in effect. The Incentive Compensation Plan will provide that the amount of the bonus will be based on a formula tied to Employer's achievement of specified targets of growth in earnings available for distribution to shareholders as determined by the Compensation Committee and the recommendation of the CEO of MuniMae and the CEO of Midland. During the initial term of this Agreement, Employee's Incentive Compensation shall be a percentage of Base Compensation as follows: 15-30% if MuniMae achieves its threshold performance, 25-50% if MuniMae achieves its target performance and 45-100% if MuniMae achieves its superior performance goals; provided, however, that no Incentive Compensation shall be payable for any year in which Midland does not achieve the Earn-out targets subject to adjustment as provided in Sections 2.04(a) and 2.04(b) of the Purchase Agreement (as hereinafter defined). Employee acknowledges that the formula set forth in the Incentive Compensation Plan may vary for each employee who participates therein. Incentive Compensation for any given fiscal year shall be determined no later than 60 days after the end of Employer's fiscal year and paid no later than 75 days after the end of the fiscal year. If Employee shall be employed for only a portion of a fiscal year for which Employee is eligible for Incentive Compensation, the amount of Incentive Compensation payable shall be the amount payable for the full year reduced by the percentage which the number of months (including any partial months) worked bears to twelve (the "Proportionate Share").

                   (c) Option to Acquire Shares. MuniMae has established and Employee shall be entitled to participate throughout the term of this Agreement in MuniMae's current Share Incentive Plan and any successor plan. Employee's participation in such plan is subject to the terms thereof. Employee shall initially be entitled to 87,500 options. Thereafter, the CEO of the Employer shall from time to time recommend to the Compensation Committee of the Board that Employee receive options to purchase Employer's Growth Shares. Such options shall be exercisable at the market value of Growth Shares as of the date the options are awarded. The CEO shall base his recommendation on comparable option awards to employees having similar responsibilities in companies of comparable business and size.

        3. Employee Benefits. During the term of this Agreement, Employee and his eligible dependents shall have the right to participate in any retirement, pension, insurance, health or other benefit plan or program adopted by Employer (or in which Employer participates) to the same extent as any other officer of the Employer, subject, in the case of a plan or program, to all of the terms and conditions thereof, and to any limitations imposed by law. To the extent that Employee has similar benefits under a plan or program established by any other entity, Employee shall nonetheless have the right to the benefits provided by Employer's plan or program; provided, however, that where by the terms of any plan or program, or under applicable law, Employee may only participate in one such plan or program, Employee shall have the option to limit his participation to the plan or program sponsored by Employer, or to such other plan or program. Employee shall have the right, to the extent permitted under any applicable law, to participate concurrently in plans or programs sponsored by others (including self-employment plans or programs) and in plans or programs sponsored by Employer. Employer agrees to pay for all club dues related to Employee's club membership at Belleair Country Club.

        4. Vacation, Sickness and Leaves of Absence. Employee shall be entitled to the normal and customary amount of paid vacation provided to Employee by Midland prior to the date hereof, but in no event less than 4 weeks during each fiscal year . Employee shall provide Employer with reasonable notice of anticipated vacation dates. Any vacation days that are not taken in a given fiscal year shall accrue and carryover from year to year, and, upon any termination of this Agreement for any reason whatsoever, all accrued and unused vacation time will be paid to Employee within 10 days of such termination based on his annual rate of Base Compensation in effect on the date of such termination; provided, however, that no more than ten (10) days of accrued vacation may be carried over at any time. In addition, Employee shall be entitled to such sick leave and holidays, with pay, as Employer provides to other officers. Unused sick leave shall be carried forward or compensated upon termination of employment. Employee may also be granted leaves of absence with or without pay for such valid and legitimate reasons as the Board on recommendation from the CEO, in its sole and absolute discretion, may determine.

        5. Expenses. Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

        6. Term. The initial term of this Agreement shall be for four years (the "Initial Term"), commencing on October --, 1999 (the "Effective Date") unless terminated sooner as provided in this Agreement, and shall automatically renew for successive one year periods (each, a "Successive Term"), unless terminated by either party in writing at least sixty (60) days prior to the end of the Initial Term or any Successive Term. Any termination under this Agreement, other than at the end of the Initial Term or any Successive Term, shall be subject to
Section 7 below.

        7.         Termination and Termination Benefits.

                   (a)     Termination by Employer.

                                 (i)       Without Cause. Employer may terminate
this Agreement and Employee's employment at any time upon ninety (90) days prior written notice to Employee, during which period Employer shall have the option to require Employee to continue to perform his duties under this Agreement. Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which the termination occurs. In addition all Eam-out Shares (as defined in the Stock Purchase and Contribution Agreement dated September 30, 1999 between MuniMae, Employee and others (the "Stock Purchase Agreement")) (i) which have been eamed through the date of Employee's termination, and (ii) which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income (as defined in the Stock Purchase Agreement) for such periods has not yet been determined, shall be immediately and irrevocably issued by MuniMae to Employee.

                                 (ii)        With Cause.  Employer may terminate
this Agreement with cause upon ten (10) days prior written notice to Employee. In such event, Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which termination occurs. For purposes of this Section, termination for cause shall mean (A) acts or omissions by the Employee with respect to the Employer which constitute a knowing violation of law (unless consented to or directed by Employer); (B) receipt by the Employee of money, property or services from the Employer or from another person dealing with Employer in violation of law or this Agreement, (C) breach by Employee of the noncompetition provisions of this Agreement, or (D) gross negligence by the Employee in the performance of his duties, or repeated failure by the Employee to perform services that have been reasonably requested of him by the Board, following notice in writing of such failure specifying the actions or omissions constituting such failure or negligence and a reasonable opportunity to cure, and if such requests are consistent with this Agreement. Notwithstanding any termination of Employee for cause pursuant to this Section 7(a)(ii), Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement.

                                (iii)  Disability. If due to illness,  physical
or mental disability, or other incapacity, Employee shall fail to perform the duties required by this Agreement, Employer may terminate this Agreement upon 30 days written notice to Employee. In such event, Employee shall be paid his Base Compensation and receive all benefits owing to him under this Agreement through the effective date of termination and shall receive his Proportionate Share of Incentive Compensation for the year in which the termination occurs. Employee shall be only considered disabled under this paragraph if he is unable to work due to disability for a total of 120 or more business days during any 12-month period. Nothing in this paragraph shall be construed to limit Employee's rights to the benefits of any disability insurance policy provided by Employer and this Section shall not be construed as varying the terms of any such policy in any manner adverse to Employee. Notwithstanding any termination of Employee as a result of disability pursuant to this Section 7(a)(iii), Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement.

                   (b)     Termination by Employee.

                           (i)               Employee  may  terminate  this
Agreement only upon good reason as defined in this Section 7(b) and only upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination.
                           (ii)              Employee  shall have "good reason"
to terminate his employment if (A) his Base Compensation, as in effect at any given time, shall be reduced, (B) Employer shall fail to provide any of the payments or benefits provided for under this Agreement, the Stock Purchase Agreement, or the Registration Rights Agreement by and among Employee, Midland and others, (C) Employer shall materially reduce or alter Employee's duties, (D) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (E) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders; (F) Employer shall require Employee to change the location of his residence; (G) Employee is removed without his consent from the Board of Directors of Midland; or (H) if MuniMae undertakes actions which the Employee reasonably believes would affect the operations of Midland in a way which would materially and adversely affect the ability of the Employee to earn the Eam-out Shares, and the Employer and Employee are unable within sixty (60) days after notice to Employer by Employee of Employee's objections to MuniMae's actions to resolve in good faith such dispute.

                           (iii)            In the event the Employee terminates
his employment with Employer for good reason as defined in Section 7(b)(ii)(A)-(G), all Earn-out Shares (i) which have been earned through the date of Employee's termination, and (ii) which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income for such periods has not yet been determined, shall be immediately and irrevocably issued by MuniMae to Employee. In the event the Employee terminates his employment with Employer for good reason as described in Section 7(b)(ii)(H), (x) all Earn-out Shares which have been earned through the date of Employee's termination and one-half of all Earn-out Shares which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income for such periods has not yet been determined shall be immediately and irrevocably issued by MuniMae to Employee, (y) Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement; and (z) the stock ownership requirements set forth in
Section 10(g) shall be reduced to $1,200,000 and $500,000, respectively.

                   (c)     Termination Compensation.

                           (i)               Termination  Without  Cause  or for
Good Reason. In the event of a termination of this Agreement prior to the end of the Term, pursuant to Section 7(a)(i), 7(a)(iii) or 7(b), Employer, in addition to the Base Compensation, benefits and Incentive Compensation payable as provided in such sections, shall pay to Employee additional compensation ("Termination Compensation") as follows. If the termination does not follow a Change in Control (as defined in subparagraph (ii) below), Termination Compensation shall be equal to the Base Compensation that Employee would have received during the remaining Term of this Agreement. Termination Compensation shall be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, unless Employer elects to make such payments sooner.

                           (ii)              Change in Control. The  acquisition
of voting control of MuniMae by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Internal Revenue Code, shall be deemed a "Change in Control." In the event Employee is terminated within eighteen months of a Change in Control, Termination Compensation shall be equal to the Base Compensation Employee would have received during the remaining term of this Agreement, payable in a lump sum on the effective date of Employee's termination. Such Termination Compensation shall be in addition to all other compensation and benefits to which Employee is entitled for a termination without cause under Section 7(a)(i) above, and shall be payable even in the event of a termination effective as of the end of the Term. In addition, in the event of a Change of Control, all Eam-out Shares (i) which have been earned through the date of such Change of Control and (ii) which may become payable with respect to periods ending after the date of the Change of Control notwithstanding that the Net Income for such periods has not yet been determined, shall be immediately and irrevocably issued by MuniMae to Employee.

                   (d) Death Benefit. Notwithstanding any other provision of this Agreement, this Agreement shall terminate on the date of Employee's death. In such event, Employee's estate shall be entitled only to the balance of the Earn-Out Shares described in, and earned pursuant to, the Stock Purchase Agreement.

     8.  Covenant Not to Compete.

                   (a) Noncompetition. From and after the Effective Date and continuing for 24 months following the termination of this Agreement,, Employee shall not without the prior written consent of the Board engage in or carry on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant of or to any person, partnership, corporation or any other business entity, the business of financing or asset management of multi-family apartment properties financed by tax-exempt bonds or by loans funded by the participating trusts in the Midland Affordable Housing Group Trust ("MAHGT") or by loans intended to be sold to FannieMae; provided, however, if Employer terminates Employee without cause under Section 7(a)(i) above, or the Employee resigns for good reason under
Section 7(b) above, this Section 8(a) shall not apply.

                   (b) Reasonable  Restrictions.  Employee acknowledges that the restrictions of subparagraph (a) above are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the Employer, and are a material inducement to the Employer to enter into this Agreement. Employer and Employee both agree that in the event a court shall determine any portion of the restrictions in subparagraph (a) are not reasonable, the court may change such restrictions, including without limitation the imposition of a geographical restriction and a different duration restriction, to reflect a restriction which the court will enforce as reasonable. In determining the reasonableness of the restrictions in subparagraph (a), a Court shall consider the overall terms of this Agreement, the acquisition by Municipal Mortgage & Equity, LLC of Employee's Stock in Midland Financial Holdings, Inc., and the national scope of Employer's and Midland's business.

                   (c) Specific Performance. [Under Discussion] Employee acknowledges that the obligations undertaken by him pursuant to this Agreement are unique and that if Employee shall fail to abide by any of the restrictions set forth in subparagraph (a), or shall terminate this Agreement or his employment without good reason as defined in Section 7(b), Employer will have no adequate remedy at law. Employee therefore confirms that Employer shall have the right, in the event of a violation of subparagraph (a), or a termination by Employee without good reason, to injunctive relief to enforce the terms of this
Section 8 or, in the alternative, (i) in the case of a violation of subparagraph
(a) and not involving a termination by Employee without good reason, the right to liquidated damages of $100,000, and (ii) in the case of a termination by Employee without good reason, the right to the greater of (A) a forfeiture by Employee of all Eam-Out Shares payable by MuniMae to Employee and not yet paid, or (B) $500,000 in liquidated damages. This right to injunctive relief or liquidated damages shall be Employer's exclusive remedy at law or in equity.

        9. Indemnification and Liability Insurance. Employer hereby agrees to indemnify and hold Employee harmless, to the maximum extent allowed by law, from any and all liability for acts or omissions of Employee performed in the course of Employee's employment (or reasonably believed by Employee to be within the scope of his employment) provided that such acts or omissions do not constitute
(a) criminal conduct, (b) willful misconduct, or (c) a fraud upon, or breach of Employee's duty of loyalty to, the Employer. Employer shall at all times carry Directors' and Officers' liability insurance in commercially reasonable amounts, but in any event not less than One Million Dollars ($1,000,000).

        10.  Miscellaneous.

                   (a) Complete Agreement. This Agreement and the Stock Purchase Agreement (the relevant terms of which are hereby incorporated by reference) constitute the entire agreement among the parties with respect to the matters set forth herein and supersedes all prior understandings and agreements between the parties as to such matters. No amendments or modifications shall be binding unless set forth in writing and signed by both parties.

                   (b) Successors and Assigns. Neither party may assign its rights or interest under this Agreement without the prior written consent of the other party, except that Employer's interest in this Agreement may be assigned to (i) a successor by operation of law, (ii) or to a purchaser purchasing substantially all of Employer's business, or (iii) to any subsidiary of MuniMae which is directly or indirectly wholly-owned by MuniMae, and the term "Employer" as used in this Agreement shall thereafter refer to such assignee.. This Agreement shall be binding upon and shall inure to the benefit of each of the parties and their respective permitted successors and assigns.

                   (c) Severability. Each provision of this Agreement is severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect as to the intent of the parties.

                   (d) Representations of Employer. Employer represents and warrants to Employee that it has the requisite limited liability company power to enter into this Agreement and perform the terms hereof and that the execution, delivery and performance of this Agreement have been duly authorized by all appropriate company action.

                   (e) Construction. This Agreement shall be governed in all respects by the internal laws of the State of Maryland (excluding reference to principles of conflicts of law). As used herein, the singular shall include the plural, the plural shall include the singular, and the use of any pronoun shall be construed to refer to the masculine, feminine or neuter, all as the context may require.

                   (f) Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed given on the date sent if delivered by hand or by facsimile, and on the next business day if sent by overnight courier or by United States mail, postage prepaid, to each party at the following address (or at such other address as a party may specify by notice under this section):

                   If to Employer:

                           Municipal Mortgage & Equity, LLC
                            218 North Charles Street
                                    Suite 500
                            Baltimore, Maryland 21201
                       Attention: Chief Executive Officer

                   If to Employee:

                           Keith J. Gloeckl
                           33 N. Garden Avenue
                           Suite 1200
                           Clearwater, Florida 33755

                   with a copy to:

                           Honigman, Miller, Schwartz and Cohn
                           2290 Pt National Building
                           Detroit, Michigan 48226
                           Attention:    Gregory J. DeMars

                   (g) MuniMae Stock Ownership. At all times during the first three years of the Initial Term of this Agreement, Employee shall hold MuniMae Growth Shares with a value of not less than $2,400,000, and during the last year of this Agreement Employee shall hold Growth Shares with a value of not less than $1,000,000, in each case based on the value of such shares on the date acquired.

                   (h) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

         IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.


WITNESS:                                   EMPLOYER:

                                           MUNICIPAL MORTGAGE & EQUITY, LLC


/s/Chelsie Wolff                           By:    /s/Michael L. Falcone
Chelsie Wolff                              Name:  Michael L. Falcone
                                           Title: President


                                           EMPLOYEE:

                                           /s/ Keith J. Gloeckl
                                           Keith J. Gloeckl

                    Exibit A to Gloeckl Employment Agreement

                       Permitted Outside Board Memberships

            Director, National Housing and Rehabilitation Association

                              EMPLOYMENT AGREEMENT
                                 (Ray F. Mathis)


         THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 20th day of October, 1999 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Ray F. Mathis ("Employee").

         WHEREAS, Employer is engaged in the business of originating, servicing and managing real estate and debt and equity investments therein, with a particular emphasis on investments in, or secured by, multi-family properties, congregate care and assisted living facilities and similar properties;

         WHEREAS, Employee has particular skill, experience and background in investments and asset management services of the type in which the Employer primarily engages; and

         WHEREAS, Employer and Employee desire to enter into an employment relationship, the terms of which are to be set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

         1.        Employment and Duties.

                   (a) Midland. Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as Senior Vice President of Employer on the terms and conditions provided in this Agreement. As his primaiy employment duty, Employee shall throughout the term of this Agreement serve as a member of the Board of Directors and the Chief Financial Officer of Midland Financial Holdings, Inc. ("Midland"), a wholly-owned subsidiary of Municipal Mortgage & Equity, LLC ("MuniMae"). Employee shall perform the duties and responsibilities appropriate to each such position and such other duties and responsibilities as may be reasonably determined from time to time by the Chief Executive Officer ("CEO") of Midland consistent with the types of duties and responsibilities typically performed by a person serving in such positions in similar businesses. Employee agrees to devote his best efforts and full time, attention and skill in performing the foregoing duties.

                   (b) Other Subsidiaries. Employee shall throughout the term of this Agreement serve as Senior Vice President of each direct wholly-owned subsidiary of MuniMae. Employee shall undertake the duties and responsibilities appropriate to each such position and such as may be reasonably determined from time to time by the CEO or the Board of MuniMae.

                   (c) Assistance. Throughout the term of this Agreement, Employee shall (i) use reasonable efforts to assist Employer in maintaining the business and relationships of Midland and its subsidiaries, including without limitation, maintaining Midland's relationships with FannieMae and with MAHGT
(as defined below) and each of its participating   trusts,   and  (ii) recommend
that the President or other representative of MuniMae be elected a Trustee of MAHGT, that the participating trusts extend the term of MAHGT, that Midland and its subsidiaries remain the investment advisor to MAHGT, and that Midland and its subsidiaries remain in control of all low-income housing tax credit equity partnerships and other investments sponsored or arranged by any of them. Employee does not warrant that any of the above relationships will or can be maintained with his assistance or that his recommendation will be effective. Employee shall not be deemed to be in breach of this Section 1(c) if Employee must take action or refrain from taking an action contrary to the requirements of this Section 1(c) in order to fulfill his fiduciary duties as s trustee of MAHGT.

                   (d) Provided that such activity shall not violate any provision of this Agreement (including the noncompetition provisions of Section 8 below) or materially interfere with his performance of his duties hereunder, nothing herein shall prohibit Employee (i) from consulting with or serving as an officer or director of any outside Boards with or on which he serves as of the date hereof, a list of which is attached hereto, (ii) from participating in any other business activities approved in advance by the CEO or by the Chairman of the Board of Directors of MuniMae (the "Board") in accordance with any terms and conditions of such approval, such approval not to be unreasonably withheld or delayed, (iii) from engaging in charitable, civil, fraternal or trade group activities, or (iv) from investing in other entities or business ventures.

         2. Base Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employer shall pay to Employee an annual salary ("Base Compensation") of One Hundred Fifty Thousand Dollars ($150,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation shall be determined by the Compensation Committee of the Board based on the recommendation of the CEO of MuniMae and on periodic reviews of Employee's performance conducted on at least an annual basis, but shall not be less than 5% per year during the term of this Agreement. During the term of this Agreement, Employee's annual Base Compensation shall not be reduced below the initial Base Compensation set forth above.

         3. Employee Benefits. During the term of this Agreement, Employee and his eligible dependents shall have the right to participate in any retirement, pension, insurance, health or other benefit plan or program adopted by Employer (or in which Employer participates) to the same extent as any other officer of the Employer, subject, in the case of a plan or program, to all of the terms and conditions thereof, and to any limitations imposed by law. To the extent that Employee has similar benefits under a plan or program established by any other entity, Employee shall nonetheless have the right to the benefits provided by Employer's plan or program; provided, however, that where by the terms of any plan or program, or under applicable law, Employee may only participate in one such plan or program, Employee shall have the option to limit his participation to the plan or program sponsored by Employer, or to such other plan or program. Employee shall have the right, to the extent permitted under any applicable law, to participate concurrently in plans or programs sponsored by others (including self-employment plans or programs) and in plans or programs sponsored by Employer.

         4. Vacation, Sickness and Leaves of Absence. Employee shall be entitled to the normal and customary amount of paid vacation provided to Employee by Midland prior to the date hereof, but in no event less than eight weeks during each fiscal year. Employee shall provide Employer with reasonable notice of anticipated vacation dates. Any vacation days that are not taken in a given fiscal year shall accrue and carryover from year to year, and, upon any termination of this Agreement for any reason whatsoever, all accrued and unused vacation time will be pald to Employee within 10 days of such termination based on his annual rate of Base Compensation in effect on the date of such termination; provided, however, that no more than ten (10) days of accrued vacation may be carried over at any time. In addition, Employee shall be entitled to such sick leave and holidays, with pay, as Employer provides to other officers. Unused sick leave shall be carried forward or compensated upon termination of employment. Employee may also be granted leaves of absence with or without pay for such valid and legitimate reasons as the Board on recommendation from the CEO, in its sole and absolute discretion, may determine.

         5. Expenses. Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

         6. Term. The initial term of this Agreement shall be for one year (the "Initial Term"), commencing on October , 1999 (the "Effective Date") unless terminated sooner as provided herein. Any termination of this Agreement shall be subject to Section 7 below.

         7. Termination and Termination Benefits.

                   (a)     Termination by Employer.

                                 (i)         Without  Cause.  Employer may
terminate this Agreement and Employee's employment at any time upon ninety (90) days prior written notice to Employee, during which period Employer shall have the option to require Employee to continue to perform his duties under this Agreement. Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which the termination occurs. In addition all Earn-out Shares (as defined in the Stock Purchase and Contribution Agreement dated September 30, 1999 between MuniMae, Employee and others (the "Stock Purchase Agreement")) (i) which have been earned through the date of Employee's termination, and (ii) which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income (as defined in the Stock Purchase Agreement) for such periods has not yet been determined, shall be immediately and irrevocably issued by MuniMae to Employee.

                                 (ii)        With Cause. Employer may  terminate
this Agreement with cause upon ten (10) days prior written notice to Employee. In such event, Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which termination occurs. For purposes of this Section, termination for cause shall mean (A) acts or omissions by the Employee with respect to the Employer which constitute a knowing violation of law (unless consented to or directed by Employer); (B) receipt by the Employee of money, property or services from the Employer or from another person dealing with Employer in violation of law or this Agreement, (C) breach by Employee of the noncompetition provisions of this Agreement, or (D) gross negligence by the Employee in the performance of his duties, or repeated failure by the Employee to perform services that have been reasonably requested of him by the Board, following notice in writing of such failure or negligence specifying the actions or omissions constituting such failure and a reasonable opportunity to cure, and if such requests are consistent with this Agreement. Notwithstanding any termination of Employee for cause pursuant to this Section 7(a)(ii), Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement.

                                 (iii)       Disability. If due to  illness,
physical or mental disability, or other incapacity, Employee shall fail to perform the duties required by this Agreement, Employer may terminate this Agreement upon 30 days written notice to Employee. In such event, Employee shall be paid his Base Compensation and receive all benefits owing to him under this Agreement through the effective date of termination and shall receive his Proportionate Share of Incentive Compensation for the year in which the termination occurs. Employee shall be only considered disabled under this paragraph if he is unable to work due to disability for a total of 120 or more business days during any 12-month period. Nothing in this paragraph shall be construed to limit Employee's rights to thebenefits of any disability insurance policy provided by Employer and this Section shall not be construed as varying the terms of any such policy in any manner adverse to Employee. Notwithstanding any termination of Employee as a result of disability pursuant to this Section 7(a) (iii), Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement.

                   (b)     Termination by Employee.

                           (i)               Employee  may  terminate  this
Agreement only upon good reason as defined in this Section 7(b) and only upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination.

                           (ii)              Employee  shall have "good reason"
to terminate his employment if (A) his Base Compensation, as in effect at any given time, shall be reduced, (B) Employer shall fall to provide any of the payments or benefits provided for under this Agreement, the Stock Purchase Agreement, or the Registration Rights Agreement by and among Employee, MuniMae and others, (C) Employer shall materially reduce or alter Employee's duties, (D) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (E) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders; (F) Employer shall require Employee to change the location of his residence; (G) Employee is removed without his consent from the Board of Directors of Midland; or (H) if MuniMae undertakes actions which the Employee reasonably believes would affect the operations of Midland in a way which would materially and adversely affect the ability of the Employee to earn the Earn-out Shares, and the Employer and Employee are unable within sixty (60)days after notice to Employer by Employee of Employee's objections to MuniMae's actions to resolve in good faith such dispute.

                           (iii)             In the event the Employee
terminates his employment with Employer for good reason as defined in Section 7(b)(ii)(A)-(G), all Earn-out Shares (i) which have been earned through the date of Employee's termination, and (ii) which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income for such periods has not yet been determined, shall be immediately and irrevocably issued by MuniMae to Employee. In the event the Employee terminates his employment with Employer for good reason as described in Section 7(b)(ii)(H), (x) all Earn-out Shares which have been earned through the date of Employee's termination and one-half of all Earn-out Shares which may become payable with respect to periods ending after the date of Employee's termination notwithstanding that the Net Income for such periods has not yet been determined shall be immediately and irrevocably issued by MuniMae to Employee, (y) Employee shall continue to be entitled to Earn-out Shares to the extent provided in the Stock Purchase Agreement; and (z) the stock ownership requirement set forth in
Section 10(g) shall be reduced to $1,200,000.

                   (c)     Termination Compensation.

                           (i)               Termination  Without  Cause  or for
Good Reason. In the event of a termination of this Agreement prior to the end of the Term, pursuant to Section 7(a)(i), 7(a)(iii) or 7(b), Employer, in addition to the Base Compensation, benefits and Incentive Compensation payable as provided in such sections, shall pay to Employee additional compensation ("Termination Compensation") as follows. If the termination does not follow a Change in Control (as defined in subparagraph (ii) below), Termination Compensation shall be equal to the Base Compensation that Employee would have received during the remaining Term of this Agreement. Termination Compensation shall be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, unless Employer elects to make such payments sooner.

                           (ii)              Change in Control. The  acquisition
of voting control of MuniMae by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Internal Revenue Code, shall be deemed a "Change in Control." In the event Employee is terminated within eighteen months of a Change in Control, Termination Compensation shall be equal to the Base Compensation Employee would have received during the remaining term of this Agreement, payable in a lump sum on the effective date of Employee's termination. Such Termination Compensation shall be in addition to all other compensation and benefits to which Employee is entitled for a termination without cause under Section 7(a)(i) above, and shall be payable even in the event of a termination effective as of the end of the Term. In addition, in the event of a Change of Control, all Earn-out Shares (i) which have been earned through the date of such Change of Control and (ii) which may become payable with respect to periods ending after the date of the Change of Control notwithstanding that the Net Income for such periods has not yet been determined, shall be immediately and irrevocably issued by MuniMae to Employee.

                   (d) Death Benefit. Notwithstanding any other provision of this Agreement, this Agreement shall terminate on the date of Employee's death. In such event, Employee's estate shall be entitled only to the balance of the Earn-Out Shares described in, and earned pursuant to, the Stock Purchase Agreement.

         8.        Covenant Not to Compete.

                   (a) Noncompetition. From and after the Effective Date and continuing for 24 months following the termination of this Agreement,, Employee shall not without the prior written consent of the Board engage in or carry on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant of or to any person, partnership, corporation or any other business entity, the business of financing or asset management of multi-family apartment properties financed by tax-exempt bonds or by loans funded by the participating trusts in the Midland Affordable Housing Group Trust ("MAHGT") or by loans intended to be sold to FannieMae; provided, however, if Employer terminates Employee without cause under Section 7(a)(i) above, or the Employee resigns for good reason under
Section 7(b) above, this Section 8(a) shall not apply.

                   (b) Reasonable  Restrictions.  Employee acknowledges that the restrictions of subparagraph (a) above are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the Employer, and are a material inducement to the Employer to enter into this Agreement. Employer and Employee both agree that in the event a court shall determine any portion of the restrictions in subparagraph (a) are not reasonable, the court may change such restrictions, including without limitation the imposition of a geographical restriction and a different duration restriction, to reflect a restriction which the court will enforce as reasonable. In determining the reasonableness of the restrictions in subparagraph (a), a Court shall consider the overall terms of this Agreement, the acquisition by Municipal Mortgage & Equity, LLC of Employee's Stock in Midland Financial Holdings, Inc., and the national scope of Employer's and Midland's business.

                   (c) Specific Performance. Employee acknowledges that the obligations undertaken by him pursuant to this Agreement are unique and that if Employee shall fail to abide by any of the restrictions set forth in subparagraph (a), or shall terminate this Agreement or his employment without good reason as defined in Section 7(b), Employer will have no adequate remedy at law. Employee therefore confirms that Employer shall have the right, in the event of a violation of subparagraph (a), or a termination by Employee without good reason, to injunctive relief to enforce the terms of this Section 8 or, in the alternative, (i) in the case of a violation of subparagraph (a) and not involving a termination by Employee without good reason, the right to liquidated damages of $100,000, and (ii) in the case of a termination by Employee without good reason, the right to the greater of (A) a forfeiture by Employee of all Earn-Out Shares payable by Munimae to Employee and not yet paid, or (B) $500,000 in liquidated damages. This right to injunctive relief or liquidated damages shall be Employer's exclusive remedy at law or in equity.

        9. Indemnification and Liability Insurance. Employer hereby agrees to indenuiify and hold Employee harmless, to the maximum extent allowed by law, from any and all liability for acts or omissions of Employee performed in the course of Employee's employment (or reasonably believed by Employee to be within the scope of his employment) provided that such acts or omissions do not constitute (a) criminal conduct, (b) willful misconduct, or (c) a fraud upon, or breach of Employee's duty of loyalty to, the Employer. Employer shall at all times carry Directors' and Officers' liability insurance in commercially reasonable amounts, but in any event not less than One Million Dollars ($1,000,000).

        10.  Miscellaneous.

                   (a) Complete Agreement. This Agreement and the Stock Purchase Agreement (the relevant terms of which are hereby incorporated by reference) constitute the entire agreement among the parties with respect to the matters set forth herein and supersedes all prior understandings and agreements between the parties as to such matters. No amendments or modifications shall be binding unless set forth in writing and signed by both parties.

                   (b) Successors and Assigns. Neither party may assign its rights or interest under this Agreement without the prior written consent of the other party, except that Employer's interest in this Agreement may be assigned to (1) a successor by operation of law, (ii) or to a purchaser purchasing substantially all of Employer's business, or (iii) to any subsidiary of MuniMae which is directly or indirectly wholly-owned by MuniMae, and the term "Employer" as used in this Agreement shall thereafter refer to such assignee.. This Agreement shall be binding upon and shall inure to the benefit of each of the parties and their respective permitted successors and assigns.

                   (c) Severability.   Each  provision  of  this  Agreement  is
severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect as to the intent of the parties.

                   (d) Representations of Employer. Employer represents and warrants to Employee that it has the requisite limited liability company power to enter into this Agreement and perform the terms hereof and that the execution, delivery and performance of this Agreement have been duly authorized by all appropriate company action.

                   (e) Construction. This Agreement shall be governed in all respects by the internal laws of the State of Maryland (excluding reference to principles of conflicts of law). As used herein, the singular shall include the plural, the plural shall include the singular, and the use of any pronoun shall be construed to refer to the masculine, feminine or neuter, all as the context may require.

                   (f) Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed given on the date sent if delivered by hand or by facsimile, and on the next business day if sent by overnight courier or by United States mail, postage prepaid, to each party at the following address (or at such other address as a party may specify by notice under this section):


                   If to Employer:

                           Municipal Mortgage & Equity, LLC
                           218 North Charles Street
                           Suite 500
                           Baltimore, Maryland 21201
                           Attention:    Chief Executive Officer

                   If to Employee:

                           Ray F. Mathis
                           33 N. Garden Avenue
                           Suite 1200
                           Clearwater, Florida 33755

                   with a copy to:

                           Honigman, Miller, Schwartz and Cohn
                           2290 Pt National Building
                           Detroit, Michigan 48226
                           Attention:    Gregory J. DeMars

                   (g) MuniMae Stock Ownership. At all times during the Initial Term of this Agreement, Employee shall hold MuniMae Growth Shares with a value of not less than $2,400,000, based on the value of such shares on the date acquired.

                   (h) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

         IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.




WITNESS:                            EMPLOYER:


                                    MUNICIPAL MORTGAGE & EQUITY, LLC

/s/Chelsie Wolff                    By:      /s/Michael L. Falcone
Chelsie Wolff                       Name:    Michael L. Falcone
                                    Title:   President



                                    EMPLOYEE:


/s/William Budd                     /s/ Ray F. Mathis
William Budd                        Ray F. Mathis

                    Exhibit A to Mathis Employment Agreement



                       Permitted Outside Board Memberships

                        Trustee, Ray F. Mathis Trust

                              EMPLOYMENT AGREEMENT
                                (Mark K. Joseph)


         THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 31th day of December, 1999 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Mark K. Joseph ("Employee").

         WHEREAS, Employer is engaged in the business of acquiring and providing asset management services for real estate and debt and equity investments therein, with a particular emphasis on investments generating tax-exempt income and investments in, or secured by, multi-family properties, congregate care and assisted living facilities and similar properties;

         WHEREAS, Employee has particular skill, experience and background in investments and asset management services of the type in which the Employer primarily engages; and

         WHEREAS, Employer and Employee desire to enter into an employment relationship, the terms of which are to be set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

        1. Employment and Duties. Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as Chairman and Chief Executive Officer ("CEO") of Employer on the terms and conditions provided in this Agreement. Employee shall perform the duties and responsibilities reasonably determined from time to time by the Board of Directors of the Employer (the "Board") consistent with the types of duties and responsibilities typically performed by a person serving as Chairman and CEO of businesses similar to that of Employer. Employee agrees to devote his best efforts, attention, skill and such time as he determines is required to perform the duties of Chairman and CEO. Nothing herein shall prohibit Employee (a) from being employed by, consulting with or serving as an officer or director of Shelter Development Holdings, Inc. and its subsidiaries and affiliates, (b) from participating in any other business activities, (c) from engaging in charitable, civil, fraternal or trade group activities, or (d) from investing in other entities or business ventures.

        2. Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employee shall compensated as follows:

                  (a) Base Compensation. Employer shall pay to Employee an annual salary ("Base Compensation") of Two Hundred Fifty Thousand Dollars ($250,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation, if any, shall be determined by the Compensation Committee of the Board (the "Compensation Committee"), but shall not be less than the percentage increase per year in the Consumer Price Index - All Urban Wage Earners and Clerical Workers. During the term of this Agreement, Employee's annual Base Compensation shall not be less than the initial Base Compensation plus the minimum percentage increases set forth in the previous sentence.

                  (b) Incentive Compensation. In addition to Base Compensation, Employee shall be eligible to receive additional compensation ("Incentive Compensation"), pursuant to an Incentive Compensation Plan to be adopted by the Employer. The Incentive Compensation Plan will provide that Employee is eligible to receive an annual cash bonus of up to 150% of Employee's Base Compensation then in effect. The Incentive Compensation Plan will provide that the amount of the bonus will be based on a program determined annually in advance by the Compensation Committee. Employee acknowledges that the formula set forth in the Incentive Compensation Plan may vary for each employee who participates therein. Incentive Compensation for any given fiscal year shall be determined no later than 60 days after the end of Employer's fiscal year and paid no later than 75 days after the close of the fiscal year. If Employee shall be employed for only a portion of a fiscal year for which Employee is eligible for Incentive Compensation, the amount of Incentive Compensation payable shall be the amount payable for the full year reduced by the percentage which the number of months (including any partial months) worked bears to twelve (the "Proportionate Share").

                  (c) Long-Term Incentive Compensation. Employer has established and Employee shall be entitled to participate throughout the term of this Agreement in Employer's 1995 Share Incentive Plan and any successor plan. Employee's participation in such plan is subject to the terms thereof. Employee shall also be entitled to such other incentives as the Company may establish from time to time on the recommendation of the Compensation Committee, including without limitation stock options, share awards, opportunities to invest and co-invest with or in Employer and its subsidiaries, and similar programs (all of the foregoing being herein referred to as "Long-Term Incentives").

                  (d) Total Compensation Goal. Employer and Employee acknowledge that, providing the Employee achieves yearly performance goals set out by the CEO (or Compensation Committee in the case of Mark K. Joseph) and Employer achieves targeted performance goals and is otherwise operating in sound financial condition, it is their mutual objective for Employee's total annual compensation (i.e., Base Compensation plus Incentive Compensation plus Long-Term Incentives) to include sufficient Long-Term Incentives to achieve at least Six Hundred Seventy-Five Thousand Dollars ($675,000) (the "Total Compensation
Goal"). Achieving this Total Compensation Goal or, in the case of superior performance of both the Employer and Employee, a higher compensation, will be in the discretion of the Compensation Committee and shall be based on Employee's performance and the ability of Employer to pay such amount without adversely impacting Employer's other financial objectives.

        3.        Employee Benefits.

                  (a) During the term of this Agreement, Employee and his eligible dependents shall have the right to participate in any retirement, pension, insurance, health or other benefit plan or program adopted by Employer (or in which Employer participates) to the same extent as any other officer of the Employer, subject, in the case of a plan or program, to all of the terms and conditions thereof, and to any limitations imposed by law. To the extent that Employee has similar benefits under a plan or program established by any other entity, Employee shall nonetheless have the right to the benefits provided by Employer's plan or program; provided, however, that where by the terms of any plan or program, or under applicable law, Employee may only participate in one such plan or program, Employee shall have the option to limit his participation to the plan or program sponsored by Employer, or to such other plan or program. Employee shall have the right, to the extent permitted under any applicable law, to participate concurrently in plans or programs sponsored by others (including self-employment plans or programs) and in plans or programs sponsored by Employer.

                  (b) Tax Benefit Adjustment. If, as a result of any acquisition of Growth Shares by Employee, Employee shall either lose personal income tax deductions, be required to report additional personal taxable income, or be required to pay additional taxes or charges, which deductions, income or taxes would not have been lost, reportable, or payable, as the case may be, had Employee not owned any Growth Shares, Employer shall pay Employee a bonus on April 1 of each calendar year equal to all additional taxes or charges Employee is required to pay, attributable to the prior calendar year, which would not have been payable had Employee not owned Growth Shares.

        4.        [Reserved].

        5. Expenses. Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

        6. Term. The initial term of this Agreement shall be for three years (the "Initial Term"), commencing on the date set forth in the opening paragraph of this Agreement (the "Effective Date"). The term of this Agreement in effect at any given time is herein referred to as the "Term". Any termination under of this Agreement shall be subject to Section 7 below.

        7.        Termination and Termination Benefits.

                  (a)      Termination by Employer.

                                 (i)        Without  Cause.  Employer may
terminate this Agreement and Employee's employment at any time upon ninety (90) days prior written notice to Employee, during which period Employer shall have the option to require Employee to continue to perform his duties under this Agreement. Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which the termination occurs.

                                (ii)        With Cause.  Employer may  terminate
this Agreement with cause upon ten (10) days prior written notice to Employee. In such event, Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which termination occurs. For purposes of this Section, termination for cause shall mean (A) acts or omissions by the Employee with respect to the Employer which constitute intentional misconduct or a knowing violation of law;
(B) receipt by the Employee of money, property or services from the Employer or from another person dealing with Employer in violation of law or this Agreement,
(C) breach by Employee of the non-competition provisions of this Agreement, (D) breach by the Employee of his duty of loyalty to the Employer, (E) gross negligence by the Employee in the performance of his duties, or (F) repeated failure by the Employee to perform services that have been reasonably requested of him by the Board, following notice and an opportunity to cure and if such requests are consistent with this Agreement.

(iii) Disability. If due to illness, physical or mental disability, or other incapacity, Employee shall fail to perform the duties required by this Agreement, Employer may terminate this Agreement upon 30 days written notice to Employee. In such event, Employee shall be paid his Base Compensation and receive all benefits owing to him under this Agreement through the effective date of termination and shall receive his Proportionate Share of Incentive Compensation for the year in which the termination occurs. Employee shall be considered disabled under this paragraph if he is unable to work due to disability for a total of 120 or more business days during any 12-month period. Nothing in this paragraph shall be construed to limit Employee's rights to the benefits of any disability insurance policy provided by Employer and this Section shall not be construed as varying the terms of any such policy in any manner adverse to Employee.

                  (b) Termination by Employee. Employee may terminate this Agreement for good reason upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination. Employee shall have "good reason" to terminate his employment if (i) his Base Compensation, as in effect at any given time, shall be reduced without his consent, (ii) Employer shall fail to provide any of the payments or benefits provided for under this Agreement, (iii) Employer shall materially reduce or alter Employee's duties as Chairman and CEO, (iv) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (v) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders.

                  (c)      Termination Compensation.

                                 (i)        Termination  Without  Cause  or for
Good Reason. In the event of a termination of this Agreement prior to the end of the Term, pursuant to Section 7(a)(i), 7(a)(iii) or 7(b), or in the event of nonrenewal by the Employer at the end of the Term for reasons other than as set forth in Section 7(a)(ii), Employer, in addition to the Base Compensation, benefits and Incentive Compensation payable as provided in such sections, shall pay to Employee additional compensation ("Termination Compensation") as follows. If the termination does not follow a Change in Control (as defined in subparagraph (ii) below), Termination Compensation shall be equal to 36 months Base Compensation. Termination Compensation shall be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, unless Employer elects to make such payments sooner.
                                (ii)        Change in Control.  The  acquisition
of voting control of the Employer by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Internal Revenue Code, shall be deemed a "Change in Control." In the event Employee ceases to be employed by the Company within two years of a Change in Control, Termination Compensation shall be equal to three times the Total Compensation Goal, payable in a lump sum on the effective date of a Change in Control. Such Termination Compensation shall be in addition to all other compensation and benefits to which Employee is entitled for a termination without cause under Section 7(a)(i) above, and shall be payable even in the event of a termination effective as of the end of the Term.

                  (d) Death Benefit. Notwithstanding any other provision of this Agreement, this Agreement shall terminate on the date of Employee's death. In such event, Employee's estate shall be paid two years' Base Compensation as follows: to the extent of any insurance carried by Employer on Employee's life, the death benefit shall be payable in a lump sum within five (5) business days' of Employer's receipt of the insurance proceeds; any portion of the death benefit not covered by insurance shall be paid in eight equal installments payable on the first day of each calendar quarter following Employee's death. Employer shall carry as much life insurance on Employee's life as the Board may from time to time determine.

        8.        Covenant Not to Compete.

                  (a) Non-competition. From and after the Effective Date and continuing for the longer of (i) 12 months following the termination of this Agreement or (ii) the remainder of the Term of this Agreement, Employee shall not within the State of Maryland engage in or carry on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant of or to any person, partnership, corporation or any other business entity, the business of financing or asset management of multi-family apartment properties without the prior written consent of the Board; provided, however, if Employer terminates Employee without cause under Section 7(a)(i) above, the Employee resigns for good reason under
Section 7(b) above, or a Change in Control occurs, this Section 8(a) shall not apply.

                  (b) Reasonable Restrictions. Employee acknowledges that the restrictions of subparagraph (a) above are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the Employer, and are a material inducement to the Employer to enter into this Agreement. Employer and Employee both agree that in the event a court shall determine any portion of the restrictions in subparagraph (a) are not reasonable, the court may change such restrictions, including without limitation the geographical restrictions and the duration restrictions, to reflect a restriction which the court will enforce as reasonable.

                  (c) Specific Performance. Employee acknowledges that the obligations undertaken by him pursuant to this Agreement are unique and that if Employee shall fail to abide by any of the restrictions set forth in subparagraph (a), Employer will have no adequate remedy at law. Employee therefore confirms that Employer shall have the right, in the event of a violation of subparagraph (a), to injunctive relief to enforce the terms of this
Section 8 or, in the alternative, the right to $150,000 in liquidated damages. This right to injunctive relief or liquidated damages shall be Employer's exclusive remedy at law or in equity.

        9. Indemnification and Liability Insurance. Employer hereby agrees to indemnify and hold Employee harmless, to the maximum extent allowed by law, from any and all liability for acts or omissions of Employee performed in the course of Employee's employment (or reasonably believed by Employee to be within the scope of his employment) provided that such acts or omissions do not constitute
(a) criminal conduct, (b) willful misconduct, or (c) a fraud upon, or breach of Employee's duty of loyalty to, the Employer. Employer shall at all times carry Directors' and Officers' liability insurance in commercially reasonable amounts, but in any event not less than One Million Dollars ($1,000,000).

       10.        Miscellaneous.

                  (a) Complete Agreement. This Agreement and any existing stock option or other Share Award plans constitute the entire agreement among the parties with respect to the matters set forth herein and supersedes all prior understandings and agreements between the parties as to such matters. No amendments or modifications shall be binding unless set forth in writing and signed by both parties.

                  (b) Successors and Assigns. Neither party may assign its rights or interest under this Agreement without the prior written consent of the other party, except that Employer's interest in this Agreement may be assigned to a successor by operation of law or to a purchaser purchasing substantially all of Employer's business. This Agreement shall be binding upon and shall inure to the benefit of each of the parties and their respective permitted successors and assigns.

                  (c) Severability. Each provision of this Agreement is severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect as to the intent of the parties.

                  (d) Representations of Employer. Employer represents and warrants to Employee that it has the requisite limited liability company power to enter into this Agreement and perform the terms hereof and that the execution, delivery and performance of this Agreement have been duly authorized by all appropriate company action.

                  (e) Construction. This Agreement shall be governed in all respects by the internal laws of the State of Maryland (excluding reference to principles of conflicts of law). As used herein, the singular shall include the plural, the plural shall include the singular, and the use of any pronoun shall be construed to refer to the masculine, feminine or neuter, all as the context may require.

                  (f) Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed given on the date sent if delivered by hand or by facsimile, and on the next business day if sent by overnight courier or by United States mail, postage prepaid, to each party at the following address (or at such other address as a party may specify by notice under this section):

                  If to Employer:

                           Municipal Mortgage & Equity, LLC
                           218 North Charles Street
                           Suite 500
                           Baltimore, Maryland  21201
                           Attention:  President

                  If to Employee:

                           Mark K. Joseph
                           1006 Winding Way
                           Baltimore, Maryland  21210


                  (g) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.






                            [Signature Page Follows]

         IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.


WITNESS:                                    EMPLOYER:


                                            MUNICIPAL MORTGAGE & EQUITY, LLC


/s/Melva Balducci                           By:
Melva Balducci                              /s/ Michael L. Falcone
                                            Michael L. Falcone
                                            President



                                            EMPLOYEE:



/s/Melva Balducci                           /s/ Mark K. Joseph
Melva Balducci                              Mark K. Joseph

                              EMPLOYMENT AGREEMENT
                              (Michael L. Falcone)


         THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 31st day of December, 1999 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Michael L. Falcone ("Employee").

         WHEREAS, Employer is engaged in the business of acquiring and providing asset management services for real estate and debt and equity investments therein, with a particular emphasis on investments generating tax-exempt income and investments in, or secured by, multi-family properties, congregate care and assisted living facilities and similar properties;

         WHEREAS, Employee has particular skill, experience and background in investments and asset management services of the type in which the Employer primarily engages; and

         WHEREAS, Employer and Employee desire to enter into an employment relationship, the terms of which are to be set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

        1. Employment and Duties. Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as President and Chief Operating Officer ("COO") of Employer on the terms and conditions provided in this Agreement. Employee shall perform the duties and responsibilities reasonably determined from time to time by the Chief Executive Officer ("CEO") of the Employer consistent with the types of duties and responsibilities typically performed by a person serving as President and COO of businesses similar to that of Employer. Employee agrees to devote his best efforts and full time, attention and skill in performing the duties of President and COO. Provided that such activity shall not violate any provision of this Agreement (including the non-competition provisions of Section 8 below) or materially interfere with his performance of his duties hereunder, nothing herein shall prohibit Employee (a) from consulting with or serving as an officer or member of Shelter Development, LLC and its subsidiaries and affiliates, (b) from participating in any other business activities approved in advance by the CEO or by the Chairman of the Board of Directors (the "Board") in accordance with any terms and conditions of such approval, such approval not to be unreasonably withheld or delayed, (c) from engaging in charitable, civil, fraternal or trade group activities, or (d) from investing in other entities or business ventures.

        2. Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employee shall compensated as follows:
                  (a) Base Compensation. Employer shall pay to Employee an annual salary ("Base Compensation") of Two Hundred Fifty Thousand Dollars ($250,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation, if any, shall be determined by the Compensation Committee of the Board (the "Compensation Committee") based on the recommendation of the CEO and on periodic reviews of Employee's performance conducted on at least an annual basis, but shall not be less than the percentage increase per year in the Consumer Price Index - All Urban Wage Earners and Clerical Workers. During the term of this Agreement, Employee's annual Base Compensation shall not be less than the initial Base Compensation plus the minimum percentage increases set forth in the previous sentence.

                  (b) Incentive Compensation. In addition to Base Compensation, Employee shall be eligible to receive additional compensation ("Incentive Compensation"), pursuant to an Incentive Compensation Plan to be adopted by the Employer. The Incentive Compensation Plan will provide that Employee is eligible to receive an annual cash bonus of up to 100% of Employee's Base Compensation then in effect. The Incentive Compensation Plan will provide that the amount of the bonus will be based on a program determined annually in advance by the Compensation Committee on the recommendation of the CEO. Employee acknowledges that the formula set forth in the Incentive Compensation Plan may vary for each employee who participates therein. Incentive Compensation for any given fiscal year shall be determined no later than 60 days after the end of Employer's fiscal year and paid no later than 75 days after the close of the fiscal year. If Employee shall be employed for only a portion of a fiscal year for which Employee is eligible for Incentive Compensation, the amount of Incentive Compensation payable shall be the amount payable for the full year reduced by the percentage which the number of months (including any partial months) worked bears to twelve (the "Proportionate Share").

                  (c) Long-Term Incentive Compensation. Employer has established and Employee shall be entitled to participate throughout the term of this Agreement in Employer's 1995 Share Incentive Plan and any successor plan. Employee's participation in such plan is subject to the terms thereof. Employee shall also be entitled to such other incentives as the Company may establish from time to time on the recommendation of the Compensation Committee, including without limitation stock options, share awards, opportunities to invest and co-invest with or in Employer and its subsidiaries, and similar programs (all of the foregoing being herein referred to as "Long-Term Incentives").

                  (d) Total Compensation Goal. Employer and Employee acknowledge that, providing the Employee achieves yearly performance goals set out by the CEO (or Compensation Committee in the case of Mark K. Joseph) and Employer achieves targeted performance goals and is otherwise operating in sound financial condition, it is their mutual objective for Employee's total annual compensation (i.e., Base Compensation plus Incentive Compensation plus Long-Term Incentives) to include sufficient Long-Term Incentives to achieve at least Six Hundred Fifty Thousand Dollars ($650,000) (the "Total Compensation Goal"). Achieving this Total Compensation Goal or, in the case of superior performance of both the Employer and Employee, a higher compensation, will be in the discretion of the Compensation Committee and shall be based on Employee's performance and the ability of Employer to pay such amount without adversely impacting Employer's other financial objectives.

        3.        Employee Benefits.

                  (a) During the term of this Agreement, Employee and his eligible dependents shall have the right to participate in any retirement, pension, insurance, health or other benefit plan or program adopted by Employer (or in which Employer participates) to the same extent as any other officer of the Employer, subject, in the case of a plan or program, to all of the terms and conditions thereof, and to any limitations imposed by law. To the extent that Employee has similar benefits under a plan or program established by any other entity, Employee shall nonetheless have the right to the benefits provided by Employer's plan or program; provided, however, that where by the terms of any plan or program, or under applicable law, Employee may only participate in one such plan or program, Employee shall have the option to limit his participation to the plan or program sponsored by Employer, or to such other plan or program. Employee shall have the right, to the extent permitted under any applicable law, to participate concurrently in plans or programs sponsored by others (including self-employment plans or programs) and in plans or programs sponsored by Employer.

                  (b) Tax Benefit Adjustment. If, as a result of any acquisition of Growth Shares by Employee, Employee shall either lose personal income tax deductions, be required to report additional personal taxable income, or be required to pay additional taxes or charges, which deductions, income or taxes would not have been lost, reportable, or payable, as the case may be, had Employee not owned any Growth Shares, Employer shall pay Employee a bonus on April 1 of each calendar year equal to all additional taxes or charges Employee is required to pay, attributable to the prior calendar year, which would not have been payable had Employee not owned Growth Shares.

        4. Vacation, Sickness and Leaves of Absence. Employee shall be entitled to the normal and customary amount of paid vacation provided to officers of Employer, but in no event less than six weeks during each fiscal year. Employee shall provide Employer with reasonable notice of anticipated vacation dates. Any vacation days that are not taken in a given fiscal year shall accrue and carryover from year to year, and, upon any termination of this Agreement for any reason whatsoever, all accrued and unused vacation time will be paid to Employee within 10 days of such termination based on his annual rate of Base Compensation in effect on the date of such termination; provided, however, that no more than 20 days of accrued vacation may be carried over at any time. In addition, Employee shall be entitled to such sick leave and holidays, with pay, as Employer provides to other officers. Unused sick leave shall be carried forward or compensated upon termination of employment. Employee may also be granted leaves of absence with or without pay for such valid and legitimate reasons as the Board on recommendation from the CEO, in its sole and absolute discretion, may determine.

        5. Expenses. Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

        6. Term. The initial term of this Agreement shall be for three years (the "Initial Term"), commencing on the date set forth in the opening paragraph of this Agreement (the "Effective Date"). The term of this Agreement in effect at any given time is herein referred to as the "Term". Any termination under of this Agreement shall be subject to Section 7 below.

        7.        Termination and Termination Benefits.

                  (a)      Termination by Employer.

                                 (i)        Without  Cause.  Employer may
terminate this Agreement and Employee's employment at any time upon ninety (90) days prior written notice to Employee, during which period Employer shall have the option to require Employee to continue to perform his duties under this Agreement. Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which the termination occurs.

                                (ii)        With Cause.  Employer  may terminate
this Agreement with cause upon ten (10) days prior written notice to Employee. In such event, Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which termination occurs. For purposes of this Section, termination for cause shall mean (A) acts or omissions by the Employee with respect to the Employer which constitute intentional misconduct or a knowing violation of law;
(B) receipt by the Employee of money, property or services from the Employer or from another person dealing with Employer in violation of law or this Agreement,
(C) breach by Employee of the non-competition provisions of this Agreement, (D) breach by the Employee of his duty of loyalty to the Employer, (E) gross negligence by the Employee in the performance of his duties, or (F) repeated failure by the Employee to perform services that have been reasonably requested of him by the Board, following notice and opportunity to cure and if such requests are consistent with this Agreement.

                               (iii)        Disability.  If due to  illness,
physical or mental disability, or other incapacity, Employee shall fail to perform the duties required by this Agreement, Employer may terminate this Agreement upon 30 days written notice to Employee. In such event, Employee shall be paid his Base Compensation and receive all benefits owing to him under this Agreement through the effective date of termination and shall receive his Proportionate Share of Incentive Compensation for the year in which the termination occurs. Employee shall be considered disabled under this paragraph if he is unable to work due to disability for a total of 120 or more business days during any 12-month period. Nothing in this paragraph shall be construed to limit Employee's rights to the benefits of any disability insurance policy provided by Employer and this Section shall not be construed as varying the terms of any such policy in any manner adverse to Employee.

                  (b) Termination by Employee. Employee may terminate this Agreement for good reason upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination. Employee shall have "good reason" to terminate his employment if (i) his Base Compensation, as in effect at any given time, shall be reduced without his consent, (ii) Employer shall fail to provide any of the payments or benefits provided for under this Agreement, (iii) Employer shall materially reduce or alter Employee's duties as President, (iv) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (v) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders.

                  (c)      Termination Compensation.

                                 (i)        Termination  Without  Cause  or for
Good Reason. In the event of a termination of this Agreement prior to the end of the Term, pursuant to Section 7(a)(i), 7(a)(iii) or 7(b), Employer, in addition to the Base Compensation, benefits and Incentive Compensation payable as provided in such sections, shall pay to Employee additional compensation ("Termination Compensation") as follows. If the termination does not follow a Change in Control (as defined in subparagraph (ii) below), Termination Compensation shall be equal to the greater of (a) 18 months Base Compensation or
(b) the Base Compensation that Employee would have received during the remaining Term of this Agreement. Termination Compensation shall be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, unless Employer elects to make such payments sooner.

                                (ii)        Change in Control.  The  acquisition
of voting control of the Employer by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Internal Revenue Code, shall be deemed a "Change in Control." In the event Employee ceases to be employed by the Company within eighteen months of a Change in Control, Termination Compensation shall be equal to three times the Total Compensation Goal, payable in a lump sum on the effective date of the Change in Control. Such Termination Compensation shall be in addition to all other compensation and benefits to which Employee is entitled for a termination without cause under Section 7(a)(i) above, and shall be payable even in the event of a termination effective as of the end of the Term.

                  (d) Death Benefit. Notwithstanding any other provision of this Agreement, this Agreement shall terminate on the date of Employee's death. In such event, Employee's estate shall be paid two years' Base Compensation as follows: to the extent of any insurance carried by Employer on Employee's life, the death benefit shall be payable in a lump sum within five (5) business days' of Employer's receipt of the insurance proceeds; any portion of the death benefit not covered by insurance shall be paid in eight equal installments payable on the first day of each calendar quarter following Employee's death. Employer shall carry as much life insurance on Employee's life as the Board on recommendation of the CEO may from time to time determine.

        8.        Covenant Not to Compete.

                  (a) Non-competition. From and after the Effective Date and continuing for the longer of (i) 12 months following the termination of this Agreement or (ii) the remainder of the Term of this Agreement, Employee shall not within the State of Maryland engage in or carry on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant of or to any person, partnership, corporation or any other business entity, the business of financing or asset management of multi-family apartment properties without the prior written consent of the Board; provided, however, if Employer terminates Employee without cause under Section 7(a)(i) above, the Employee resigns for good reason under
Section 7(b) above, or a Change in Control occurs, this Section 8(a) shall not apply.

                  (b) Reasonable Restrictions. Employee acknowledges that the restrictions of subparagraph (a) above are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the Employer, and are a material inducement to the Employer to enter into this Agreement. Employer and Employee both agree that in the event a court shall determine any portion of the restrictions in subparagraph (a) are not reasonable, the court may change such restrictions, including without limitation the geographical restrictions and the duration restrictions, to reflect a restriction which the court will enforce as reasonable.

                  (c) Specific Performance. Employee acknowledges that the obligations undertaken by him pursuant to this Agreement are unique and that if Employee shall fail to abide by any of the restrictions set forth in subparagraph (a), Employer will have no adequate remedy at law. Employee therefore confirms that Employer shall have the right, in the event of a violation of subparagraph (a), to injunctive relief to enforce the terms of this
Section 8 or, in the alternative, the right to $150,000 in liquidated damages. This right to injunctive relief or liquidated damages shall be Employer's exclusive remedy at law or in equity.

        9. Indemnification and Liability Insurance. Employer hereby agrees to indemnify and hold Employee harmless, to the maximum extent allowed by law, from any and all liability for acts or omissions of Employee performed in the course of Employee's employment (or reasonably believed by Employee to be within the scope of his employment) provided that such acts or omissions do not constitute
(a) criminal conduct, (b) willful misconduct, or (c) a fraud upon, or breach of Employee's duty of loyalty to, the Employer. Employer shall at all times carry Directors' and Officers' liability insurance in commercially reasonable amounts, but in any event not less than One Million Dollars ($1,000,000).

       10.        Miscellaneous.

                  (a) Complete Agreement. This Agreement and any existing stock option or other Share Award plan constitute the entire agreement among the parties with respect to the matters set forth herein and supersedes all prior understandings and agreements between the parties as to such matters. No amendments or modifications shall be binding unless set forth in writing and signed by both parties.

                  (b) Successors and Assigns. Neither party may assign its rights or interest under this Agreement without the prior written consent of the other party, except that Employer's interest in this Agreement may be assigned to a successor by operation of law or to a purchaser purchasing substantially all of Employer's business. This Agreement shall be binding upon and shall inure to the benefit of each of the parties and their respective permitted successors and assigns.

                  (c) Severability. Each provision of this Agreement is severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect as to the intent of the parties.

                  (d) Representations of Employer. Employer represents and warrants to Employee that it has the requisite limited liability company power to enter into this Agreement and perform the terms hereof and that the execution, delivery and performance of this Agreement have been duly authorized by all appropriate company action.

                  (e) Construction. This Agreement shall be governed in all respects by the internal laws of the State of Maryland (excluding reference to principles of conflicts of law). As used herein, the singular shall include the plural, the plural shall include the singular, and the use of any pronoun shall be construed to refer to the masculine, feminine or neuter, all as the context may require.

                  (f) Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed given on the date sent if delivered by hand or by facsimile, and on the next business day if sent by overnight courier or by United States mail, postage prepaid, to each party at the following address (or at such other address as a party may specify by notice under this section):

                  If to Employer:

                           Municipal Mortgage & Equity, LLC
                           218 North Charles Street
                           Suite 500
                           Baltimore, Maryland  21201
                           Attention:  Chief Executive Officer

                  If to Employee:

                           Michael L. Falcone
                           8 Englewood Road
                           Baltimore, Maryland  21210


                  (g) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

         IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.


WITNESS:                                    EMPLOYER:


                                            MUNICIPAL MORTGAGE & EQUITY, LLC


                                            By:
 /s/Melva Balducci                          /s/ Mark K. Joseph
 Melva Balducci                             Mark K. Joseph
                                            Chief Executive Officer



                                            EMPLOYEE:



 /s/Melva Balducci                          /s/ Michael L. Falcone
 Melva Balducci                             Michael L. Falcone

                              EMPLOYMENT AGREEMENT
                               (Gary A. Mentesana)


         THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 31st day of December, 1999 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Gary A. Mentesana ("Employee").

         WHEREAS, Employer is engaged in the business of acquiring and providing asset management services for real estate and debt and equity investments therein, with a particular emphasis on investments generating tax-exempt income and investments in, or secured by, multi-family properties, congregate care and assisted living facilities and similar properties;

         WHEREAS, Employee has particular skill, experience and background in investments and asset management services of the type in which the Employer primarily engages; and

         WHEREAS, Employer and Employee desire to enter into an employment relationship, the terms of which are to be set forth in this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

        1. Employment and Duties. Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as Senior Vice President of Employer on the terms and conditions provided in this Agreement. Employee shall perform the duties and responsibilities reasonably determined from time to time by the Chief Executive Officer ("CEO") of the Employer consistent with the types of duties and responsibilities typically performed by a person serving as Senior Vice President of businesses similar to that of Employer. Employee agrees to devote his best efforts and full time, attention and skill in performing the duties of Senior Vice President. Provided that such activity shall not violate any provision of this Agreement (including the non-competition provisions of Section 8 below) or materially interfere with his performance of his duties hereunder, nothing herein shall prohibit Employee (a) from participating in any other business activities approved in advance by the CEO or by the Chairman of the Board of Directors (the "Board") in accordance with any terms and conditions of such approval, such approval not to be unreasonably withheld or delayed, (b) from engaging in charitable, civil, fraternal or trade group activities, or (c) from investing in other entities or business ventures.

        2. Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employee shall compensated as follows:

                  (a) Base Compensation. Employer shall pay to Employee an annual salary ("Base Compensation") of One Hundred Sixty Thousand Dollars ($160,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation, if any, shall be determined by the Compensation Committee of the Board (the "Compensation Committee") based on the recommendation of the CEO and on periodic reviews of Employee's performance conducted on at least an annual basis, but shall not be less than the percentage increase per year in the Consumer Price Index - All Urban Wage Earners and Clerical Workers. During the term of this Agreement, Employee's annual Base Compensation shall not be less than the initial Base Compensation plus the minimum percentage increases set forth in the previous sentence.

                  (b) Incentive Compensation. In addition to Base Compensation, Employee shall be eligible to receive additional compensation ("Incentive Compensation"), pursuant to an Incentive Compensation Plan to be adopted by the Employer. The Incentive Compensation Plan will provide that Employee is eligible to receive an annual cash bonus of up to 100% of Employee's Base Compensation then in effect. The Incentive Compensation Plan will provide that the amount of the bonus will be based on a program determined annually in advance by the Compensation Committee on the recommendation of the CEO. Employee acknowledges that the formula set forth in the Incentive Compensation Plan may vary for each employee who participates therein. Incentive Compensation for any given fiscal year shall be determined no later than 60 days after the end of Employer's fiscal year and paid no later than 75 days after the close of the fiscal year. If Employee shall be employed for only a portion of a fiscal year for which Employee is eligible for Incentive Compensation, the amount of Incentive Compensation payable shall be the amount payable for the full year reduced by the percentage which the number of months (including any partial months) worked bears to twelve (the "Proportionate Share").

                  (c) Long-Term Incentive Compensation. Employer has established and Employee shall be entitled to participate throughout the term of this Agreement in Employer's 1995 Share Incentive Plan and any successor plan. Employee's participation in such plan is subject to the terms thereof. Employee shall also be entitled to such other incentives as the Company may establish from time to time on the recommendation of the Compensation Committee, including without limitation stock options, share awards, opportunities to invest and co-invest with or in Employer and its subsidiaries, and similar programs (all of the foregoing being herein referred to as "Long-Term Incentives").

                  (d) Total Compensation Goal. Employer and Employee acknowledge that, providing the Employee achieves yearly performance goals set out by the CEO (or Compensation Committee in the case of Mark K. Joseph) and Employer achieves targeted performance goals and is otherwise operating in sound financial condition, it is their mutual objective for Employee's total annual compensation (i.e., Base Compensation plus Incentive Compensation plus Long-Term Incentives) to include sufficient Long-Term Incentives to achieve at least Three Hundred Fifty Thousand Dollars ($350,000) (the "Total Compensation Goal"). Achieving this Total Compensation Goal or, in the case of superior performance of both the Employer and Employee, a higher compensation, will be in the discretion of the Compensation Committee and shall be based on Employee's performance and the ability of Employer to pay such amount without adversely impacting Employer's other financial objectives.

        3.        Employee Benefits.

                  (a) During the term of this Agreement, Employee and his eligible dependents shall have the right to participate in any retirement, pension, insurance, health or other benefit plan or program adopted by Employer (or in which Employer participates) to the same extent as any other officer of the Employer, subject, in the case of a plan or program, to all of the terms and conditions thereof, and to any limitations imposed by law. To the extent that Employee has similar benefits under a plan or program established by any other entity, Employee shall nonetheless have the right to the benefits provided by Employer's plan or program; provided, however, that where by the terms of any plan or program, or under applicable law, Employee may only participate in one such plan or program, Employee shall have the option to limit his participation to the plan or program sponsored by Employer, or to such other plan or program. Employee shall have the right, to the extent permitted under any applicable law, to participate concurrently in plans or programs sponsored by others (including self-employment plans or programs) and in plans or programs sponsored by Employer.

                  (b) Tax Benefit Adjustment. If, as a result of any acquisition of Growth Shares by Employee, Employee shall either lose personal income tax deductions, be required to report additional personal taxable income, or be required to pay additional taxes or charges, which deductions, income or taxes would not have been lost, reportable, or payable, as the case may be, had Employee not owned any Growth Shares, Employer shall pay Employee a bonus on April 1 of each calendar year equal to all additional taxes or charges Employee is required to pay, attributable to the prior calendar year, which would not have been payable had Employee not owned Growth Shares.

        4. Vacation, Sickness and Leaves of Absence. Employee shall be entitled to the normal and customary amount of paid vacation provided to officers of Employer, but in no event less than six weeks during each fiscal year. Employee shall provide Employer with reasonable notice of anticipated vacation dates. Any vacation days that are not taken in a given fiscal year shall accrue and carryover from year to year, and, upon any termination of this Agreement for any reason whatsoever, all accrued and unused vacation time will be paid to Employee within 10 days of such termination based on his annual rate of Base Compensation in effect on the date of such termination; provided, however, that no more than 20 days of accrued vacation may be carried over at any time. In addition, Employee shall be entitled to such sick leave and holidays, with pay, as Employer provides to other officers. Unused sick leave shall be carried forward or compensated upon termination of employment. Employee may also be granted leaves of absence with or without pay for such valid and legitimate reasons as the Board on recommendation from the CEO, in its sole and absolute discretion, may determine.

        5. Expenses. Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

        6. Term. The initial term of this Agreement shall be for three years (the "Initial Term"), commencing on the date set forth in the opening paragraph of this Agreement (the "Effective Date"). The term of this Agreement in effect at any given time is herein referred to as the "Term". Any termination under of this Agreement shall be subject to Section 7 below.

        7.        Termination and Termination Benefits.

                  (a)      Termination by Employer.

                                 (i)        Without  Cause.  Employer may
terminate this Agreement and Employee's employment at any time upon ninety (90) days prior written notice to Employee, during which period Employer shall have the option to require Employee to continue to perform his duties under this Agreement. Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which the termination occurs.

                                (ii)        With Cause. Employer  may  terminate
this Agreement with cause upon ten (10) days prior written notice to Employee. In such event, Employee shall be paid his Base Compensation and all other benefits to which he is entitled under this Agreement up through the effective date of termination, plus his Proportionate Share of Incentive Compensation for the year in which termination occurs. For purposes of this Section, termination for cause shall mean (A) acts or omissions by the Employee with respect to the Employer which constitute intentional misconduct or a knowing violation of law;
(B) receipt by the Employee of money, property or services from the Employer or from another person dealing with Employer in violation of law or this Agreement,
(C) breach by Employee of the non-competition provisions of this Agreement, (D) breach by the Employee of his duty of loyalty to the Employer, (E) gross negligence by the Employee in the performance of his duties, or (F) repeated failure by the Employee to perform services that have been reasonably requested of him by the Board, following notice and an opportunity to cure and if such requests are consistent with this Agreement.
                               (iii)        Disability.  If due to  illness,
physical or mental disability, or other incapacity, Employee shall fail to perform the duties required by this Agreement, Employer may terminate this Agreement upon 30 days written notice to Employee. In such event, Employee shall be paid his Base Compensation and receive all benefits owing to him under this Agreement through the effective date of termination and shall receive his Proportionate Share of Incentive Compensation for the year in which the termination occurs. Employee shall be considered disabled under this paragraph if he is unable to work due to disability for a total of 120 or more business days during any 12-month period. Nothing in this paragraph shall be construed to limit Employee's rights to the benefits of any disability insurance policy provided by Employer and this Section shall not be construed as varying the terms of any such policy in any manner adverse to Employee. Employer shall provide Employee with disability coverage at least as favorable to Employee as that provided to Employee by its prior employer.

                  (b) Termination by Employee. Employee may terminate this Agreement for good reason upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination. Employee shall have "good reason" to terminate his employment if (i) his Base Compensation, as in effect at any given time, shall be reduced without his consent, (ii) Employer shall fail to provide any of the payments or benefits provided for under this Agreement, (iii) Employer shall materially reduce or alter Employee's duties as Senior Vice President, (iv) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (v) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders.

                  (c)      Termination Compensation.

                           (i)Termination Without Cause or for Good Reason.  In
the event of a termination of this Agreement prior to the end of the Term, pursuant to Section 7(a)(i), 7(a)(iii) or 7(b), Employer, in addition to the Base Compensation, benefits and Incentive Compensation payable as provided in such sections, shall pay to Employee additional compensation ("Termination Compensation") as follows. If the termination does not follow a Change in Control (as defined in subparagraph (ii) below), Termination Compensation shall be equal to the greater of (a) 18 months Base Compensation or (b) the Base Compensation that Employee would have received during the remaining Term of this Agreement. Termination Compensation shall be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, unless Employer elects to make such payments sooner.

                                (ii)        Change in Control.  The  acquisition
of voting control of the Employer by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Internal Revenue Code, shall be deemed a "Change in Control." In the event Employee ceases to be employed by the Company within eighteen months of a Change in Control, Termination Compensation shall be equal to three times the Total Compensation Goal, payable in a lump sum on the effective date of the Change in Control. Such Termination Compensation shall be in addition to all other compensation and benefits to which Employee is entitled for a termination without cause under Section 7(a)(i) above, and shall be payable even in the event of a termination effective as of the end of the Term.

                  (d) Death Benefit. Notwithstanding any other provision of this Agreement, this Agreement shall terminate on the date of Employee's death. In such event, Employee's estate shall be paid two years' Base Compensation as follows: to the extent of any insurance carried by Employer on Employee's life, the death benefit shall be payable in a lump sum within five (5) business days' of Employer's receipt of the insurance proceeds; any portion of the death benefit not covered by insurance shall be paid in eight equal installments payable on the first day of each calendar quarter following Employee's death. Employer shall carry as much life insurance on Employee's life as the Board on the recommendation of the CEO may from time to time determine.

        8.        Covenant Not to Compete.

                  (a) Non-competition. From and after the Effective Date and continuing for the longer of (i) 12 months following the termination of this Agreement or (ii) the remainder of the Term of this Agreement, Employee shall not within the State of Maryland engage in or carry on, directly or indirectly, whether as an advisor, principal, agent, partner, officer, director, employee, shareholder, associate or consultant of or to any person, partnership, corporation or any other business entity, the business of financing or asset management of multi-family apartment properties without the prior written consent of the Board; provided, however, if Employer terminates Employee without cause under Section 7(a)(i) above, the Employee resigns for good reason under
Section 7(b) above, or a Change in Control occurs, this Section 8(a) shall not apply.

                  (b) Reasonable Restrictions. Employee acknowledges that the restrictions of subparagraph (a) above are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the Employer, and are a material inducement to the Employer to enter into this Agreement. Employer and Employee both agree that in the event a court shall determine any portion of the restrictions in subparagraph (a) are not reasonable, the court may change such restrictions, including without limitation the geographical restrictions and the duration restrictions, to reflect a restriction which the court will enforce as reasonable.

                  (c) Specific Performance. Employee acknowledges that the obligations undertaken by him pursuant to this Agreement are unique and that if Employee shall fail to abide by any of the restrictions set forth in subparagraph (a), Employer will have no adequate remedy at law. Employee therefore confirms that Employer shall have the right, in the event of a violation of subparagraph (a), to injunctive relief to enforce the terms of this
Section 8 or, in the alternative, the right to $100,000 in liquidated damages. This right to injunctive relief or liquidated damages shall be Employer's exclusive remedy at law or in equity.

        9. Indemnification and Liability Insurance. Employer hereby agrees to indemnify and hold Employee harmless, to the maximum extent allowed by law, from any and all liability for acts or omissions of Employee performed in the course of Employee's employment (or reasonably believed by Employee to be within the scope of his employment) provided that such acts or omissions do not constitute
(a) criminal conduct, (b) willful misconduct, or (c) a fraud upon, or breach of Employee's duty of loyalty to, the Employer. Employer shall at all times carry Directors' and Officers' liability insurance in commercially reasonable amounts, but in any event not less than One Million Dollars ($1,000,000).

       10.        Miscellaneous.

                  (a) Complete Agreement. This Agreement and any existing stock option or other Share Award plans constitute the entire agreement among the parties with respect to the matters set forth herein and supersedes all prior understandings and agreements between the parties as to such matters. No amendments or modifications shall be binding unless set forth in writing and signed by both parties.

                  (b) Successors and Assigns. Neither party may assign its rights or interest under this Agreement without the prior written consent of the other party, except that Employer's interest in this Agreement may be assigned to a successor by operation of law or to a purchaser purchasing substantially all of Employer's business. This Agreement shall be binding upon and shall inure to the benefit of each of the parties and their respective permitted successors and assigns.

                  (c) Severability. Each provision of this Agreement is severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect as to the intent of the parties.

                  (d) Representations of Employer. Employer represents and warrants to Employee that it has the requisite limited liability company power to enter into this Agreement and perform the terms hereof and that the execution, delivery and performance of this Agreement have been duly authorized by all appropriate company action.

                  (e) Construction. This Agreement shall be governed in all respects by the internal laws of the State of Maryland (excluding reference to principles of conflicts of law). As used herein, the singular shall include the plural, the plural shall include the singular, and the use of any pronoun shall be construed to refer to the masculine, feminine or neuter, all as the context may require.

                  (f) Notices. All notices required or permitted under this Agreement shall be in writing and shall be deemed given on the date sent if delivered by hand or by facsimile, and on the next business day if sent by overnight courier or by United States mail, postage prepaid, to each party at the following address (or at such other address as a party may specify by notice under this section):

                  If to Employer:

                           Municipal Mortgage & Equity, LLC
                           218 North Charles Street
                           Suite 500
                           Baltimore, Maryland  21201
                           Attention:  Chief Executive Officer

                  If to Employee:

                           Gary A. Mentesana
                           382 Willet Court
                           Severna Park, Maryland  21146


                  (g) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

         IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.


WITNESS:                              EMPLOYER:

                                      MUNICIPAL MORTGAGE & EQUITY, LLC


                                      By:
/s/Melva Balducci                     /s/ Mark K. Joseph
Melva Balducci                        Mark K. Joseph
                                      Chief Executive Officer



                                      EMPLOYEE:



/s/Angela Barone                      /s/ Gary A. Mentesana
Angela Barone                         Gary A. Mentesana