Form 10-Q
period 2000-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2000-05-05
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2000 Commission file number: 001-11981


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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes X      No ____

The Company had 17,435,029 Common Shares outstanding as of May 4, 2000, the latest practicable date.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-Q



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Part II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                              CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data) (unaudited)

                                                                                       March 31,          December 31,
                                                                                          2000                1999
                                                                                     ---------------     ---------------

ASSETS
Cash and cash equivalents                                                                  $ 35,250            $ 54,417
Interest receivable                                                                           7,555               8,118
Investment in mortgage revenue bonds, net (Note 5)                                          405,560             391,544
Investment in other bond related investments (Note 6)                                         8,880               8,338
Loans receivable (Note 7)                                                                   292,169             286,489
Restricted assets                                                                            15,502              15,833
Other assets                                                                                  6,581               8,246
Property and equipment                                                                          900                 894
Goodwill (Note 2)                                                                            27,509              27,867
                                                                                     ---------------     ---------------
Total assets                                                                              $ 799,906           $ 801,746
                                                                                     ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 8)                                                                    $ 264,854           $ 261,956
Accounts payable, accrued expenses and other liabilities                                     16,263              19,327
Investment in other bond related investments (Note 6)                                        11,052               8,249
Distributions payable                                                                         1,444               1,444
Long-term debt (Note 4)                                                                      67,000              67,000
                                                                                     ---------------     ---------------
Total liabilities                                                                           360,613             357,976
                                                                                     ---------------     ---------------

Commitments and contingencies                                                                     -                   -

Preferred shareholders' equity in a subsidiary company                                       80,060              80,159

Shareholders' equity:
Preferred shares:
    Series I (14,933 shares issued and outstanding)                                           9,561              10,105
    Series II (7,226 shares issued and outstanding)                                           4,760               5,720
Preferred capital distribution shares:
    Series I (7,798 shares issued and outstanding)                                            3,475               3,756
    Series II (3,164 shares issued and outstanding)                                           1,218               1,632
Term growth shares (2,000 shares issued and outstanding)                                        167                 165
Common shares (17,539,927 shares, including 17,528,011 issued, and 11,916 deferred shares at March 31, 2000 and 17,538,140 shares, including
    17,528,011 issued, and 10,129 deferred shares at December 31, 1999)                     325,358             324,443
Less common shares held in treasury at cost (105,177 shares
    and 146,076, respectively)                                                               (1,762)             (2,481)
Less unearned compensation  - deferred shares                                                (4,896)             (3,468)
Accumulated other comprehensive income                                                       21,352              23,739
                                                                                     ---------------     ---------------
Total shareholders' equity                                                                  359,233             363,611
                                                                                     ---------------     ---------------

Total liabilities and shareholders' equity                                                $ 799,906           $ 801,746
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


                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands, except share and per share data)
                                                (unaudited)

                                                                            For the three months ended
                                                                                      March 31,
                                                                           -----------------------------
                                                                               2000           1999
                                                                           -------------- --------------


INCOME:
Interest on mortgage revenue bonds and other bond related investments            $ 9,927        $ 7,314
Interest on loans                                                                  6,833            648
Loan origination and brokerage fees                                                  616             70
Loan servicing fees                                                                1,962            258
Interest on short-term investments                                                 1,072            243
Other income                                                                         835             88
Net gain on sales                                                                      -          1,463
                                                                           -------------- --------------
Total income                                                                      21,245         10,084
                                                                           -------------- --------------

EXPENSES:
Salaries and benefits                                                              3,332            885
Operating expenses                                                                 1,776            207
Goodwill and other intangibles amortization                                          358              -
Interest expense                                                                   6,727             46
                                                                           -------------- --------------
Total expenses                                                                    12,193          1,138
                                                                           -------------- --------------
Net income before income allocated to preferred shareholders
      in a subsidiary company and income taxes                                     9,052          8,946
Income allocable to preferred shareholders in a subsidiary company                 1,444              -
                                                                           -------------- --------------
Net income before  income taxes                                                    7,608          8,946
Income taxes                                                                          (9)             -
                                                                           -------------- --------------
Net income                                                                       $ 7,617        $ 8,946
                                                                           ============== ==============


Net income allocated to:
      Preferred shares:
        Series I                                                                 $   223        $   355
                                                                           ============== ==============
        Series II                                                                     92            184
                                                                           ============== ==============
      Preferred capital distribution shares:
        Series I                                                                 $    90        $   160
                                                                           ============== ==============
        Series II                                                                     26             63
                                                                           ============== ==============
      Term growth shares                                                         $   167        $   128
                                                                           ============== ==============
      Common shares                                                              $ 7,019        $ 8,056
                                                                           ============== ==============
Basic net income per share:
      Preferred shares:
        Series I                                                                 $ 14.94        $ 23.78
                                                                           ============== ==============

        Series II                                                                  12.80          25.51
                                                                           ============== ==============
      Preferred capital distribution shares:
        Series I                                                                 $ 11.54        $ 20.54
                                                                           ============== ==============
        Series II                                                                   8.31          19.74
                                                                           ============== ==============
      Common shares                                                              $  0.40        $  0.48
                                                                           ============== ==============
      Weighted average common shares outstanding                              17,426,523     16,809,142
Diluted net income per share:
      Common shares                                                              $  0.40        $  0.47
                                                                           ============== ==============
      Weighted average common shares outstanding                              17,761,236     17,031,327

The accompany notes are an integral part of these financial statements.


                                    MUNICIPAL MORTGAGE & EQUITY, LLC
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (In thousands) (unaudited)

                                                                          For the three months ended
                                                                                    March 31,
                                                                        -------------------------------
                                                                            2000             1999
                                                                        --------------   --------------


Net income                                                                 $ 7,617          $ 8,946
                                                                        --------------   --------------

Other comprehensive income:
  Unrealized losses on investments:
    Unrealized holding losses arising during the period                     (2,387)          (1,476)
    Reclassification adjustment for losses
       included in net income                                                    -              787
                                                                        --------------   --------------
Other comprehensive loss                                                    (2,387)            (689)
                                                                        --------------   --------------

Comprehensive income                                                       $ 5,230          $ 8,257
                                                                        ==============   ==============




























The accompanying notes are an integral part of these financial statements.

                                              MUNICIPAL MORTGAGE & EQUITY, LLC
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       (In thousands, except share data) (unaudited)


                                                                                                              Accumulated
                                               Preferred Capital                                                Other
                            Preferred Shares  Distribution Shares Term Growth Common  Treasury  Unearned    Comprehensive
                         -------------------- -------------------
                          Series I  Series II Series I Series II    Shares    Shares   Shares  Compensation  Income (Loss)   Total
                         --------- ---------- -------- --------- ------------ ------- -------- ------------ -------------- --------

Balance, January 1, 2000   $ 10,105  $ 5,720  $ 3,756  $ 1,632      $ 165    $ 324,443 $ (2,481) $ (3,468)    $ 23,739    $ 363,611
  Net income                    223       92       90       26        167        7,019        -         -            -        7,617
  Unrealized losses on
    investments, net of
    reclassifications             -        -        -        -          -            -        -         -       (2,387)      (2,387)
  Distributions                (767)  (1,052)    (371)    (440)      (165)      (7,100)       -         -            -       (9,895)
  Reissuance of treasury
    shares                        -        -        -        -          -         (716)     719         -            -            3
  Deferred shares issued
    under the Non-Employee
    Directors' Share Plans        -        -        -        -          -           34        -         -            -           34
  Deferred share grants           -        -        -        -          -        1,678        -    (1,678)           -            -
  Amortization of deferred
    compensation                  -        -        -        -          -            -        -       250            -          250
                           -------- --------- -------- --------- ------------ -------- -------- ------------ ------------ ----------
Balance, March 31, 2000     $ 9,561  $ 4,760  $ 3,475  $ 1,218      $ 167    $ 325,358 $ (1,762) $ (4,896)    $ 21,352    $ 359,233
                           ======== ========= ======== ========= ============ ======== ======== ============ ============ ==========

                                                  Preferred Capital
                             Preferred Shares  Distribution Shares Term Growth Common   Treasury
                            ------------------ -------------------
 SHARE ACTIVITY:            Series I Series II Series I Series II    Shares    Shares    Shares
                            --------- -------- -------- -------- ------------ -------- --------

Balance, January 1, 2000     14,933    7,226    7,798    3,164      2,000   17,392,064  146,076
  Reissuance of treasury
    shares                        -        -        -        -          -       40,899  (40,899)
  Deferred shares issued
    under the Non-Employee
    Directors' Share Plans        -        -        -        -          -        1,787        -
                            -------  --------- ------- --------- ------------ -------- --------
Balance, March 31, 2000      14,933    7,226    7,798    3,164      2,000   17,434,750  105,177
                            ======= ========== ======= ========= ============ ======== ========


The accompanying notes are an integral part of these financial statements.


                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                     (unaudited)

                                                                                       For the three months ended
                                                                                                March 31,
                                                                                   ------------------------------------
                                                                                        2000              1999
                                                                                   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $ 7,617           $ 8,946
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company                  1,444                 -
    Decrease in valuation allowance on parity working capital loans                         -              (462)
    Net gain on sales                                                                       -            (1,463)
    Net amortization of premiums, discounts and fees on investments                        82                79
    Depreciation and amortization                                                         417                13
    Deferred share compensation expense                                                   250               153
    Deferred shares issued under the Non-Employee Directors' Share Plans                   34                15
    Director fees paid and share awards made by reissuance of treasury shares               3                 6
    Decrease in interest receivable                                                       563               452
    (Increase) decrease in other assets                                                 1,665              (454)
    Decrease in accounts payable, accrued expenses and other liabilities               (3,064)             (456)
                                                                                   ----------------  ----------------
Net cash provided by operating activities                                               9,011             6,829
                                                                                   ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments
    and loan originations                                                             (63,580)          (22,833)
Principal payments received                                                            43,676               175
Net proceeds from sales of investments                                                      -            39,857
Purchases of property and equipment                                                       (65)              (41)
Net reduction in restricted assets                                                        331               695
                                                                                   ----------------  ----------------
Net cash provided by (used in) investing activities                                   (19,638)           17,853
                                                                                   ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                      96,305                 -
Repayment of credit facilities                                                        (93,407)                -
Retirement of preferred shares                                                              -              (927)
Purchase of treasury shares                                                                 -              (289)
Distributions                                                                          (9,895)           (7,761)
Distributions to preferred shares in a subsidiary company                              (1,543)                -
                                                                                   ----------------  ----------------
Net cash used in financing activities                                                  (8,540)           (8,977)
                                                                                   ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                  (19,167)           15,705
Cash and cash equivalents at beginning of period                                       54,417            23,164
                                                                                   ----------------  ----------------
Cash and cash equivalents at end of period                                           $ 35,250          $ 38,869
                                                                                   ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                         $ 7,267          $      -
                                                                                   ================  ================
Income taxes paid                                                                     $   239          $      -
                                                                                   ================  ================

DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility (see Note 4)                          $     -          $ 67,000
                                                                                   ================  ================

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company's 1999 Annual Report on Form 10-K, as amended (the "Company's 1999 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

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

         The acquisition is being accounted for as a purchase. The total purchase price incurred during 1999 was $35.9 million, which includes acquisition costs but excludes contingently issuable MuniMae Common Shares over the next three years. The results of operations of Midland are included in the consolidated financial statements of the Company subsequent to October 19, 1999. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. See Note 2 to the Company's 1999 Annual Report on Form 10-K.

NOTE 3 - PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY

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

           The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 5 and in footnotes to the Other Bond Related Investments table in Note 6. The fair value of such assets aggregated $371.6 million at March 31, 2000.

NOTE 4 - TERM SECURITIZATION FACILITY

         In March 1999, a transaction was consummated with an affiliate of Merrill Lynch, Pierce, Fenner, & Smith Incorporated ("Merrill Lynch") whereby two classes of certificates were sold out of a Term Securitization Facility:
Class A and Class B trust certificates. The $67.0 million par-value Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. The $0.8 million par-value Class B certificates were purchased by TE Bond Sub. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 or November 15, commencing February 15, 2000, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008.

         This transaction was accounted for using the concepts outlined in Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). As a result of certain call provisions available to the Class B certificate holders, TE Bond Sub has accounted for this transaction as a borrowing. Accordingly, the Class A certificates were recorded as long-term debt and the Gannon-Dade and Gannon-Whispering Palm bonds are included in investments in mortgage revenue bonds. In conjunction with the recording of the $67.0 million in long-term debt, TE Bond Sub capitalized $500,000 in debt issue costs. These debt issue costs are being amortized over the life of the Term
Securitization Facility, based on the amount of outstanding debt, using the effective interest method.

NOTE 5 - INVESTMENTS IN MORTGAGE REVENUE BONDS

         The Company holds a portfolio of tax-exempt mortgage revenue bonds and certificates of participation in grantor trusts holding tax-exempt mortgage revenue bonds ("COPs"). The tax-exempt mortgage revenue bonds are issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. The COPs represent a pro rata interest in a trust that holds a tax-exempt mortgage revenue bond. The Company's rights and the specific terms of the bonds are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of each bond are described in Note 5 to the Company's 1999 Form 10-K.

          The following table provides certain information with respect to the bonds held by the Company at March 31, 2000 and December 31, 1999.



                                                                            March 31, 2000                     December 31, 1999
                                                           ----------------------------------- -------------------------------------
                                           Base            Face  Amortized Unrealized   Fair   Face   Amortized  Unrealized  Fair
Investment in Mortgage           Year   Interest Maturity Amount   Cost    Gain (Loss)  Value   Amount Cost      Gain (Loss)  Value
Revenue Bonds                  Acquired Rate (12) Date    (000s)  (000s)    (000s)     (000s)  (000s)  (000s)     (000s)     (000s)
---------------------------   --------- --------- ------- ------ --------- ---------- -------- ------ ---------  ---------- --------
Participating Bonds (1):
  Alban Place      (2),(4),(5)   1986   7.875   Oct. 2008 $10,065 $10,065  $  586    $10,651 $10,065  $10,065     $209     $10,274
  Cobblestone      (4),(10)      1999   7.125   Aug. 2039   6,800   6,732     (54)     6,678   6,800    6,732        -       6,732
  Creekside Village(2),(4),(5)   1987   7.500   Nov. 2009  11,760   7,396     393      7,789  11,760    7,396      422       7,818
  Crossings        (4),(10)      1997   8.000   Jul. 2007   6,893   6,800     629      7,429   6,910    6,817      637       7,454
  Emerald Hills    (2),(4),(5)   1988   7.750   Apr. 2008   6,725   6,725   1,828      8,553   6,725    6,725    1,655       8,380
  Lakeview Garden  (2),(4),(5)   1987   7.750   Aug. 2007   9,003   4,919     622      5,541   9,003    4,919      612       5,531
  Mountain View
   (Willowgreen)   (2),(4),(5)   1986   8.000   Dec. 2010   9,275   6,769   1,057      7,826   9,275    6,769    1,038       7,807
  Newport-on-Seven (2),(5),(6)   1986   8.125   Aug. 2008  10,125   7,898   3,031     10,929  10,125    7,898    2,964      10,862
  North Pointe     (2),(4),(5)   1986   7.875   Aug. 2006  25,185  12,739   7,408     20,147  25,185   12,739    7,329      20,068
  Northridge Park  (2),(4),(5)   1987   7.500   Jun. 2012   8,815   8,815     174      8,989   8,815    8,815        6       8,821
  Southfork Village (2),(7)      1988   7.875   Jan. 2009  10,375  10,375   3,562     13,937  10,375   10,375    2,800      13,175
  Stone Mountain      (8)        1997   7.875   Oct. 2027  33,900  34,094    (533)    33,561  33,900   34,108     (208)     33,900
  Villas at
    LaRiveria      (4),(10)      1999   7.125   Jun. 2034   8,850   8,744    (147)     8,597   8,850    8,744     (115)      8,629
                                                                 --------- -------- --------        ---------  ---------- ----------
    Subtotal participating bonds                                  132,071  18,556    150,627          132,102   17,349     149,451
                                                                 --------- -------- --------        ---------  ---------- ----------
Non-Participating Bonds:
  Charter House                  1996   7.450   Jul. 2026      30      30       -         30      30       30        -          30
  Cielo Vista        (4),(10)    1999   7.125   Sep. 2034   9,530   9,457    (189)     9,268   9,540    9,467     (165)      9,302
  Country Club         (10)      1999   7.250   Aug. 2029   2,490   2,459     (97)     2,362   2,490    2,459      (93)      2,366
  Delta Village      (4),(10)    1999   7.125   Jun. 2035   2,012   1,977     (99)     1,878   2,011    1,977      (94)      1,883
  Gannon - Cedar Run (4),(10)    1998   7.125   Dec. 2025  13,200  13,238    (461)    12,777  13,200   13,238     (434)     12,804
  Gannon - Dade         (9)      1998   7.125   Dec. 2029  55,050  55,329  (1,931)    53,398  55,050   55,329   (1,793)     53,536
  Gannon - Whispering
    Palms               (9)      1998   7.125   Dec. 2029  12,750  12,810    (468)    12,342  12,750   12,810     (443)     12,367
  Gannon Bond        (4),(10)    1998   7.125   Dec. 2029   3,500   3,500    (105)     3,395   3,500    3,500      (96)      3,404
  Hidden Valley        (10)      1996   8.250   Jan. 2026   1,650   1,650      36      1,686   1,660    1,660       45       1,705
  Lake Piedmont      (4),(10)    1998   7.725   Apr. 2034  19,128  19,034  (4,552)    14,482  19,134   19,040   (3,403)     15,637
  Oakbrook             (10)      1996   8.200   Jul. 2026   3,120   3,149      87      3,236   3,135    3,164      101       3,265
  Oakmont/Towne Oaks (4),(10)    1998   7.200   Jan. 2034  11,269  11,247  (1,094)    10,153  11,275   11,253     (711)     10,542
  Orangevale           (10)      1998   7.000   Oct. 2013   2,409   2,409    (121)     2,288   2,435    2,435     (116)      2,319
  Paola                (10)      1999   7.250   Aug. 2029   1,050   1,037     (41)       996   1,050    1,037      (39)        998
  Parkwood           (4),(10)    1999   7.125   Jun. 2035   3,910   3,842    (127)     3,715   3,910    3,842     (113)      3,729
  Riverset Phase II              1996   9.500   Oct. 2019     110     105       8        113     110      105        8         113
  Sahuarita            (10)      1999   7.125   Jun. 2029     831     819     (90)       729      51       39        6          45
  Shadowbrook        (4),(10)    1999   6.850   Jun. 2029   5,780   5,767     (16)     5,751   5,780    5,767       13       5,780
  Torries Chase        (10)      1996   8.150   Jan. 2026   2,020   2,020      67      2,087   2,030    2,030       75       2,105
  University Courtyard (10)      2000   7.250   Mar. 2040   9,850   9,749     (76)     9,673       -        -        -           -
  Villa Hialeah -
    refunde          (4),(5)     1999   6.000   Aug. 2019  10,250   8,005     982      8,987  10,250    8,005    1,015       9,020
  Western Hills        (10)      1998   7.000   Dec. 2029   3,038   3,038    (245)     2,793   3,040    3,040     (243)      2,797
  Wheeler Creek        (10)      1998    (13)   Jan. 2003   4,072   3,960       -      3,960     373      261        -         261
  Woodmark             (10)      1999   7.125   Jun. 2039  10,200  10,073    (536)     9,537  10,200   10,073     (485)      9,588
                                                                 --------- -------- --------        --------- ----------- ----------
    Subtotal non-participating bonds                              184,704  (9,068)   175,636          170,561   (6,965)    163,596
                                                                 --------- -------- --------        --------- ----------- ----------
Participating Subordinate Bonds (1):
  Barkley Place    (3),(4),(10)  1995  16.000   Jan. 2030   3,480   2,445   3,853      6,298   3,480    2,445    3,775       6,220
  Gilman Meadows   (3),(4),(10)  1995   3.000   Jan. 2030   2,875   2,530   1,968      4,498   2,875    2,530    1,903       4,433
  Hamilton Chase   (3),(4),(10)  1995   3.000   Jan. 2030   6,250   4,140      49      4,189   6,250    4,140       (6)      4,134
  Mallard Cove I   (3),(4),(10)  1995   3.000   Jan. 2030   1,670     798     325      1,123   1,670      798      316       1,114
  Mallard Cove II  (3),(4),(10)  1995   3.000   Jan. 2030   3,750   2,429     992      3,421   3,750    2,429      951       3,380
  Meadows          (3),(4),(10)  1995  16.000   Jan. 2030   3,635   3,716     356      4,072   3,635    3,716      110       3,826
  Montclair        (3),(4),(10)  1995   3.000   Jan. 2030   6,840   1,691   2,493      4,184   6,840    1,691    2,511       4,202
  Newport Village  (3),(4),(10)  1995   3.000   Jan. 2030   4,175   2,973   1,456      4,429   4,175    2,973    1,323       4,296
  Nicollet Ridge   (3),(4),(10)  1995   3.000   Jan. 2030  12,415   6,075   2,473      8,548  12,415    6,075    2,605       8,680
  Riverset Phase II              1996  10.000   Oct. 2019   1,489       -   1,335      1,335   1,489        -    1,294       1,294
  Steeplechase     (3),(4),(10)  1995  16.000   Jan. 2030   5,300   4,224    (242)     3,982   5,300    4,224     (323)      3,901
  Whispering Lake  (3),(4),(10)  1995   3.000   Jan. 2030   8,500   4,779   4,636      9,415   8,500    4,779    4,540       9,319
  Winter Oaks B bond  (10)       1999   7.500   Jul. 2022   2,184   2,133     (60)     2,073   2,184    2,133      (58)      2,075
  Winter Oaks C bond  (10)       1999  10.000   Jul. 2022   2,141   1,654     242      1,896   2,141    1,654      251       1,905
                                                                 --------- -------- --------        --------- ----------- ----------
    Subtotal participating subordinate bonds                       39,587  19,876     59,463           39,587   19,192      58,779
                                                                 --------- -------- --------        --------- ----------- ----------

Non-Participating Subordinate Bonds:
  CapReit portfolio              1999   9.000  Sept. 2004  13,000  12,870       -     12,870  13,000   12,870        -      12,870
  Cinnamon Ridge                 1999   5.000   Jan. 2015   1,832   1,218      74      1,292   1,899    1,285     (145)      1,140
  Farmington Meadows   (10)      1999   8.000   Aug. 2039   1,997   1,952      37      1,989   1,999    1,954       45       1,999
  Independence Ridge   (10)      1996  12.500   Dec. 2015   1,045   1,045      55      1,100   1,045    1,045       52       1,097
  Locarno              (10)      1996  12.500   Dec. 2015     675     675      82        757     675      675       81         756
  Olde English Manor   (11)      1998  14.000   Nov. 2033   1,273   1,268    (173)     1,095   1,273    1,268     (160)      1,108
  Rillito Village                1999  10.000   Dec. 2033     860     856    (125)       731     860      856     (108)        748
                                                                 --------- -------- --------        ---------  ----------- ---------
    Subtotal non-participating subordinate bonds                   19,884     (50)    19,834           19,953     (235)     19,718
                                                                 --------- -------- --------        ---------  ---------- ----------

Total investment in mortgage revenue bonds                       $376,246 $29,314   $405,560         $362,203  $29,341    $391,544
                                                                ========= ========= ========        ========= =========== ==========

    (1) These bonds also contain additional interest features contingent on available cash flow.
    (2) One of the original 22 bonds.
    (3) Series B Bonds derived from original 22 bonds.
    (4) These assets were pledged as collateral as of March 31, 2000.
    (5) TE Bond Sub owns an 87% interest in these investments.
    (6) The 13% interest in these bonds was pledged as collateral as of March 31, 2000.
    (7) The original bond was traunched into two smaller bonds with 87% ownership to TE Bond Sub. The 87% bond owned by TE Bond
    Sub  was pledged as collateral at March 31, 2000.
    (8) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate which was pledged as collateral at March 31, 2000.
    (9) The underlying bonds are held in a trust;  TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.  (See Note 4 to the consolidated financial statements.)
    (10) Investments held by TE Bond Sub or its subsidiaries. (See Note 3 to the consolidated financial statements.)
    (11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
    (12) The base interest rate represents the permanent base interest rate on the investment as of March 31, 2000.
    (13) The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.

         In the first quarter the Company originated a $9.9 million mortgage revenue bond collateralized by a to-be-built 96 unit student housing facility known as University Courtyard, located in Florida. The permanent interest rate on the bond is 7.25% per annum and the bond matures in March 2040. The Company received $0.2 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or of the services provided.

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the Term Securitization Facility discussed in Note 4. At March 31, 2000 the total carrying amount of the mortgage revenue bonds pledged as collateral was $263.9 million.

NOTE 6 - OTHER BOND RELATED INVESTMENTS AND FINANCIAL RISK MANAGEMENT

         The Company's other bond related investments are primarily investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at March 31, 2000 and December 31, 1999.

                                                              March 31, 2000                        December 31, 1999
                                 -------------------------------------------------- ------------------------------------------------
                                 Face Amortized Unrealized       Fair Value          Face Amortized Unrealized     Fair Value
 Other Bond Related       Year  Amount  Cost    Gain (Loss) Assests Liabilities (4) Amount Cost  Gain (Loss) Assests Liabilities (4)
 Investments:          Acquired (000s) (000s)    (000s)     (000s)    (000s)       (000s) (000s)   (000s)    (000s)    (000s)
--------------------  --------- ------ -------- ----------- ----------------------- ------ ---- ---------- -------------------------
Investment in RITES (1):
     Briarwood             1999  $ 135 $ 104    $ (1,002)  $     -    $ (898)      $  135  $  104   $  (762) $    -     $  (658)
     Charter House         1996     80   273        (237)       36         -           80     283      (203)     80           -
     Coleman Senior        1999    165     4        (161)        -      (157)         165       4      (121)      -        (117)
     Gannon                1998     -     -           -         -         -            -       -         -       -           -
     Indian Lakes          1997  3,250 3,373        (475)    2,898         -        3,270   3,398      (423)  2,975           -
     Italian Gardens       1999    160     -        (160)        -      (160)         160       -      (120)      -        (120)
     LaPaloma              1999      8     8        (350)        -      (342)           8       7      (372)      -        (365)
     Meridan at
       Bridgewater         1999      5    47        (156)        -      (109)           5      48       (43)      5           -
     Oklahoma City         1998    195   244      (3,135)        -    (2,891)         195     247    (2,255)      -      (2,008)
     Olde English Manor    1999     76    96        (381)        -      (285)          76      97      (181)      -         (84)
     Palisades Park        1999    100    95        (698)        -      (603)         100      96      (576)      -        (480)
     Pavillion             1999      5     5        (408)        -      (403)           5       5      (433)      -        (428)
     Queen Anne IV         1998     65    64        (293)        -      (229)          65      65      (250)      -        (185)
     Rillito Village       1999     65    64        (611)        -      (547)          65      64      (501)      -        (437)
     Riverset Phase I      2000      5    62         921       983         -            -       -         -       -           -
     Riverset Phase II     1996     75   298         (53)      245         -           75     333       (33)    300           -
     Silver Spring         2000      5    35        (112)        -       (77)           -       -         -       -           -
     Southgate Crossings   1997     93   552        (346)      206         -           96     571      (311)    260           -
     Southwood             1997    440   303      (1,127)        -      (824)         440     298      (983)      -        (685)
     Village Green         2000      5    26         (29)        -        (3)           -       -         -       -           -
     Villas at Sonterra    1998      5    34        (763)        -      (729)           5      34      (712)      -        (678)
     Woodglen              1999      5    36        (118)        -       (82)           5      37       (32)      5           -
                                       -------- ----------- -----------------------         ----- --------- ------------------------
Subtotal investment in RITES           5,723      (9,694)    4,368    (8,339)               5,691    (8,311)  3,625      (6,245)
                                        -------- ----------- -----------------------         ----- --------- -----------------------

                                        -------- ---------- ------------------------         ----- --------- -----------------------
Interest rate agreements (2) Various      67       3,975     4,512      (470)                   -     4,638   4,713         (75)
                                       -------- ---------- ------------------------         ----- --------- ------------------------

Investment in total return
  swaps (3):
     Club West  (3/30/99 -
       9/30/00)            1999  7,960     -        (843)        -      (843)       7,960       -      (753)      -        (753)
     Honey Creek (10/1/99 -
       6/30/00)            1999 19,865     -        (25)         -       (25)      19,865       -       (25)      -         (25)
     Willow Key (3/30/99 -
       9/30/00)            1999 17,440     -      (1,375)        -    (1,375)      17,440       -    (1,151)      -      (1,151)
                                       -------- ---------- ------------------------         ----- --------- ------------------------
Total investment in total return swaps     -      (2,243)        -    (2,243)                   -    (1,929)      -      (1,929)
                                       -------- ---------- ------------------------         ----- --------- ------------------------


Total other bond related investments    $ 5,790 $ (7,962)  $ 8,880 $ (11,052)             $ 5,691  $ (5,602)$ 8,338    $ (8,249)
                                       ======== ========== ========================       ======= ========= ========================

(1) Investment held by a wholly owned subsidiary of TE Bond Sub.
(2) The Company enters into interest rate swap and cap contracts to hedge against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(3) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(4) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes.
The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

         In the first quarter, the Company purchased three RITES(sm) investments ($15,000 par value) for $124,000.

NOTE 7 - LOANS RECEIVABLE

         The Company's loans receivable primarily consist of construction loans, taxable loans and other loans. The Company's rights and the specific terms of the loans are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of the loans are described in Note 9 to the Company's 1999 Form 10-K. The following table summarizes loans receivable by loan type at March 31, 2000 and December 31, 1999.

     (000s)                                       March 31,        December 31,
     Loan Type                                     2000                1999
                                                 ----------        -----------

     Taxable construction loans                   $ 275,656         $ 271,492
     Taxable loans                                   10,632            10,795
     Other loans                                      6,237             4,558
                                                  ----------       ----------
                                                    292,525           286,845
     Allowance for loan losses                         (356)             (356)
                                                  ----------       ----------
     Total                                        $ 292,169         $ 286,489
                                                  ==========        =========

NOTE 8 - NOTES PAYABLE

         The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 11 to the Company's 1999 Form 10-K and are summarized as follows:

                                          March 31,           December 31,
  (000s)                                    2000                 1999
                                         ---------            -----------
  Notes payable                          $ 225,128            $ 229,847
  Group Trust Warehouse Facility             2,104               28,641
  Residential Funding Warehouse Facility    37,622                  468
  Bank Line of Credit                            -                3,000
                                          ---------           -----------
                                         $ 264,854            $ 261,956
                                         ==========           ===========


NOTE 9 - EARNINGS PER SHARE

          The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for Common Shares for the three months ended March 31, 2000 and 1999.


        Reconciliation of Basic and Diluted EPS

                                        For the three months ended March 31, 2000       For the three months ended March 31, 1999
                                          Income         Shares       Per Share           Income          Shares       Per Share
                                        (Numerator)  (Denominator)     Amount            (Numerator)   (Denominator)     Amount
                                        ----------- ----------------  ----------        ------------ ---------------- ------------

(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares          $ 7,019       17,426,523       $0.40             $ 8,056       16,809,142       $ 0.48
                                                                      ==========                                       ===========

Effect of Dilutive Securities

Options and deferred shares                      -          334,713                               -          222,185

Convertible preferred shares
   to the extent dilutive                        -                -                               -                -
                                        -----------  ---------------                    ------------  ---------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions                $ 7,019       17,761,236       $0.40             $ 8,056       17,031,327       $ 0.47
                                        ===========  ===============  ==========        ============  ===============  ===========



NOTE 10 - DISTRIBUTIONS

         On April 20, 2000, the Board of Directors declared distributions for the three months ended March 31, 2000 for shareholders of record on May 1, 2000. The payment date is May 12, 2000. The per share distributions are shown in the following table:





                                                                                                   Preferred Capital
                                                  Common            Preferred Shares              Distribution Shares
                                                             ------------------------------- ------------------------------
                                                  Shares       Series I         Series II      Series I        Series II
                                                ------------ --------------   -------------- --------------  --------------


Distributions paid on May 12, 2000
to holders of record on May 1, 2000:
      For the three months ended
      March 31, 2000                               $ 0.4125        $ 13.00          $ 12.50        $ 10.00          $ 7.50





NOTE 11 - BUSINESS SEGMENT REPORTING

         In the fourth quarter of 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in Note 1 to the Company's 1999 Form 10-K. A complete description of the Company's reporting segments is described in Note 21 to the Company's 1999 Form 10-K.

         The following table reflects the results of the Company's segments for the three months ended March 31, 2000.



            Municipal Mortgage & Equity, LLC
    Segment Reporting for the three months ended March 31, 2000
                     (in thousands)
                                                                                                                  Total
                                                          Investing       Operating         Adjustments       Consolidated
                                                         ------------    -------------     --------------     --------------

Interest on mortgage revenue bonds and
other bond related investments                               $ 9,467            $ 460                $ -            $ 9,927
Interest on loans                                                304            6,529                  -              6,833
Loan origination and brokerage fees                                -              816               (200) (1)           616
Loan servicing fees                                                -            1,962                  -              1,962
Short-term investment income                                     657              415                  -              1,072
Other fee income                                                   -              835                  -                835
                                                         ------------    -------------     --------------     --------------
    Total income                                              10,428           11,017               (200)            21,245
                                                         ------------    -------------     --------------     --------------
Salaries and benefits                                            332            3,000                  -              3,332
Operating expenses                                               336            1,440                  -              1,776
Goodwill amortization                                              -              358                  -                358
Interest expense                                                 846            5,881                  -              6,727
                                                         ------------    -------------     --------------     --------------
    Total expenses                                             1,514           10,679                  -             12,193
                                                         ------------    -------------     --------------     --------------
Net income before allocations to preferred
    shareholders in a subsidiary company                       8,914              338               (200)             9,052
Allocations to preferred shareholders                          1,444                -                  -              1,444
                                                         ------------    -------------     --------------     --------------
Net income before income taxes                                 7,470              338               (200)             7,608
Income taxes                                                       -               (9)                 -                 (9)
                                                         ------------    -------------     --------------     --------------
Net income                                                   $ 7,470            $ 347             $ (200)           $ 7,617
                                                         ============    =============     ==============     ==============


Notes:
(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

         Municipal Mortgage & Equity, LLC (the "Company") is in the business of originating, investing in and servicing investments in multifamily housing debt and equity. The Company is a limited liability company that, as a result of a merger effective August 1, 1996 (the "Merger"), is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership").

         On October 20, 1999, the Company acquired Midland Financial Holdings, Inc. ("Midland") for approximately $45 million (see Note 2 to the consolidated financial statements). The consolidated earnings of Midland are included in the Company's results of operations from the date of the Company's acquisition of Midland.


Results of Operations

Quarterly Results Analysis

         Total income for the three months ended March 31, 2000 increased by approximately $11.2 million over the same period last year due primarily to increased collections of interest on bonds, other bond related investments and loans of $8.8 million and an increase in loan servicing fees and other income of $2.4 million due primarily to Midland. This increase was partially offset by the one time gain on sale of demand notes recorded in March 1999.

         Salary, benefits and operating expenses for the three months ended March 31, 2000 increased by approximately $4 million over the same period last year due primarily to salary and operating expenses generated by Midland of $2.9 million and increased costs associated with growing the company. The Company also recorded amortization of goodwill and intangibles of $0.4 million associated with the October 1999 acquisition of Midland.

         The Company incurred interest expense of $6.7 million for the three months ended March 31, 2000 as a result of interest expense from short-term borrowings associated with construction lending activity at Midland of $5.9 million and the term debt financing completed in March 1999 of $0.8 million (see
Note 4 to the consolidated financial statements).

         The Company recorded income allocable to preferred shareholders of a subsidiary company of $1.4 million for the three months ended March 31, 2000 as a result of the May 1999 Preferred Equity Offering (see Note 3 to the consolidated financial statements).

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

         In March 1999, the Company converted a portion of its investment in the Merrill Lynch P-FLOATs(sm) program into a longer term securitization facility (see Note 4 to the consolidated financial statements). Going forward, the Company intends to use a combination of this longer term securitization facility and the Merrill Lynch P-FLOATs(sm) securitization program. The P-FLOATs(sm) program allows the Company to securitize bonds relatively quickly and allows the Company to purchase interests in bonds it has previously securitized. A longer term securitization facility allows the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and allows the Company to reduce its reliance on interest rate swaps. The combination of these two vehicles allows the Company the flexibility it needs to finance acquisitions.

         In the first quarter, the Company participated in $16.6 million of investment transactions. Of this amount, $10.1 million were bond or loan transactions retained by the Company.


         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet debt plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at March 31, 2000 was approximately 51%.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Cash Flow

         At March 31, 2000, the Company had cash and cash equivalents of approximately $35.3 million.

         Cash flow from operating activities was $9.0 million and $6.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase in cash flow for 2000 versus 1999 is due primarily to an increase in income from new investments.

         The Company is required to distribute to the holders of Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual cash available for distributions ("CAD") to Common Shares. This payout ratio approximated 93% and 86% of CAD for the three months ended March 31, 2000 and 1999, respectively.

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

         The Company uses CAD as the primary measure of its dividend paying ability. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are several differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The other significant differences are noncash gains and losses associated with bond valuations and sales for GAAP purposes and amortization of goodwill and intangibles, which are not included in the calculation of CAD.

         For the three months ended March 31, 2000 and 1999, cash available for distribution to Common Shares was $7.7 million and $7.8 million, or $6.8 million from recurring CAD for 1999, respectively. Recurring CAD for 1999 excludes the one time gain on sale of demand notes recorded in March 1999. Regular cash distributions to common shareholders attributable to the three months ended March 31, 2000 and 1999 were $7.2 million and $6.7 million, respectively. The Company's Common Share dividend for the three months ended March 31, 2000 of $0.4125 represents a payout ratio of 93% of CAD. The Company's Common Share dividend for the three months ended March 31, 1999 of $0.395 represents a payout ratio of 86% of total CAD or 98% of recurring CAD for 1999.

         The Company expects to meet its cash needs in the short term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow and securitization proceeds. The Company's business plan includes making additional investments during 2000. In order to achieve its plan, the Company will be required to obtain additional financing of approximately $60 million during 2000. The Company currently has no commitments or understandings with respect to such financings, and there can be no assurance that any such financings will be available when needed.

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

         However, as a result of the Midland acquisition, in October 1999, the Company restructured its operations into two segments, an operating segment and an investing segment (see Note 11 to the consolidated financial statements). The operating segment, which is directly or indirectly wholly owned by MuniMae, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Since December 31, 1999 there has been no material change to the information included in Item 7A of the Company's 1999 Form 10-K.

PART II. OTHER INFORMATION

Item 5.  Other Information

         On January 24, 2000, the Company filed on Form S-3 a registration statement to register 589,565 Common Shares issued to Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis in connection with the Company's October 20, 1999 acquisition of Midland Financial Holdings, Inc. as reported on Form 8-K filed with the Securities and Exchange Commission on November 2, 1999.

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

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  There were no reports filed on Form 8-K for the quarter ended March 31, 2000.




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

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By:    /s/ Mark K. Joseph
       Mark K. Joseph
       Chairman of the Board, Chief Executive Officer
       (Principal Executive Officer), and Director

By:    /s/ Gary Mentesana
       Gary Mentesana
       Chief Financial Officer (Principal Financial Officer and
       Principal Accounting Officer)

DATED: May 5, 2000

5/3/00
                                       16

                                INDEX TO EXHIBITS



Exhibit
Number
            Document

10.10       Employment Agreement between the Registrant and Mark K. Joseph
10.11       Employment Agreement between the Registrant and Michael L. Falcone
10.12       Employment Agreement between the Registrant and Gary A. Mentesana
27          Financial Data Schedule