Form 10-Q
period 2000-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2000-08-11
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2000 Commission file number: 001-11981


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

   The Company had 17,436,979 Common Shares outstanding as of August 4, 2000.

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

                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share data)
                                                                                      (unaudited)
                                                                                        June 30,          December 31,
                                                                                          2000                1999
                                                                                     ---------------     ---------------
ASSETS
Cash and cash equivalents .........................................................        $ 81,889            $ 54,417
Interest receivable ...............................................................           8,624               8,118
Investment in mortgage revenue bonds, net (Note 3) ................................         428,292             391,544
Investment in other bond related investments (Note 4) .............................          10,069               8,338
Loans receivable (Note 5) .........................................................         354,560             286,489
Restricted assets .................................................................           9,526              15,833
Other assets ......................................................................           8,787               8,246
Property and equipment ............................................................             916                 894
Goodwill ..........................................................................          27,151              27,867
                                                                                     ---------------     ---------------
Total assets ......................................................................       $ 929,814           $ 801,746
                                                                                     ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 6) ............................................................       $ 330,919           $ 261,956
Accounts payable, accrued expenses and other liabilities ..........................          19,303              19,327
Investment in other bond related investments (Note 4) .............................           8,997               8,249
Distributions payable .............................................................           1,818               1,444
Long-term debt ....................................................................          67,000              67,000
                                                                                     ---------------     ---------------
Total liabilities .................................................................         428,037             357,976
                                                                                     ---------------     ---------------

Commitments and contingencies .....................................................               -                   -

Preferred shareholders' equity in a subsidiary company (Note 2)....................         137,676              80,159

Shareholders' equity:
Preferred shares:
    Series I (14,933 shares issued and outstanding) ...............................           9,569              10,105
    Series II (7,226 shares issued and outstanding) ...............................           4,753               5,720
Preferred capital distribution shares:
    Series I (7,798 shares issued and outstanding) ................................           3,479               3,756
    Series II (3,164 shares issued and outstanding) ...............................           1,215               1,632
Term growth shares (2,000 shares issued and outstanding) ..........................             165                 165
Common shares (17,541,570 shares, including 17,528,011 issued, and 13,559 deferred shares at June 30, 2000 and 17,538,140 shares, including
    17,528,011 issued, and 10,129 deferred shares at December 31, 1999) ...........         324,684             324,443
Less common shares held in treasury at cost (104,872 shares
    and 146,076, respectively) ....................................................          (1,757)             (2,481)
Less unearned compensation  - deferred shares .....................................          (4,645)             (3,468)
Accumulated other comprehensive income ............................................          26,638              23,739
                                                                                     ---------------     ---------------
Total shareholders' equity ........................................................         364,101             363,611
                                                                                     ---------------     ---------------

Total liabilities and shareholders' equity ........................................       $ 929,814           $ 801,746
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


                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                          (In thousands, except share and per share data)
                                                            (unaudited)

                                                                         For the three months ended     For the six months ended
                                                                                   June 30,                      June 30,
                                                                         ---------------------------   ---------------------------
                                                                             2000          1999            2000          1999
                                                                            ------        ------          ------        ------
INCOME:
Interest on mortgage revenue bonds and other bond related investments ..  $     9,798   $     8,793     $    19,725   $    16,107
Interest on loans ......................................................        7,552           423          14,385         1,071
Loan origination and brokerage fees ....................................        1,380            74           1,996           144
Loan servicing fees ....................................................          876           269           2,838           527
Interest on short-term investments .....................................          898           441           1,970           684
Other income ...........................................................        1,436            79           2,271           167
Net gain on sales ......................................................           19            15              19         1,478
                                                                         ------------- -------------   ------------- -------------
Total income ...........................................................       21,959        10,094          43,204        20,178
                                                                         ------------- -------------   ------------- -------------
EXPENSES:
Salaries and benefits ..................................................        3,652           892           6,984         1,777
Operating expenses .....................................................        1,730           776           3,506           983
Goodwill and other intangibles amortization ............................          358             -             716             -
Interest expense .......................................................        7,173           854          13,900           900
                                                                         ------------- -------------   ------------- -------------
Total expenses .........................................................       12,913         2,522          25,106         3,660
                                                                         ------------- -------------   ------------- -------------
Net income before income allocated to preferred shareholders
      in a subsidiary company and income taxes .........................        9,046         7,572          18,098        16,518
Income allocable to preferred shareholders in a subsidiary company .....        1,818           545           3,262           545
                                                                         ------------- -------------   ------------- -------------
Net income before  income taxes ........................................        7,228         7,027          14,836        15,973
Income taxes ...........................................................          193             -             184             -
                                                                         ------------- -------------   ------------- -------------
Net income .............................................................  $     7,035   $     7,027     $    14,652   $    15,973
                                                                         ============= =============   ============= =============

Net income allocated to:
      Preferred shares:
        Series I .......................................................  $       204   $       229     $       427   $       584
                                                                         ============= =============   ============= =============
        Series II ......................................................           84           101             176           285
                                                                         ============= =============   ============= =============
      Preferred capital distribution shares:
        Series I .......................................................  $        82   $        96     $       172   $       256
                                                                         ============= =============   ============= =============
        Series II ......................................................           21            30              47            93
                                                                         ============= =============   ============= =============
      Term growth shares ...............................................  $       165   $       154     $       332   $       282
                                                                         ============= =============   ============= =============
      Common shares ....................................................  $     6,479   $     6,417     $    13,498   $    14,473
                                                                         ============= =============   ============= =============

Basic net income per share:
      Preferred shares:
        Series I ........................................................ $     13.65   $     15.32     $     28.59   $     39.10
                                                                         ============= =============   ============= =============
        Series II .......................................................       11.61         13.93           24.41         39.44
                                                                         ============= =============   ============= =============
      Preferred capital distribution shares:
        Series I ........................................................ $     10.50   $     12.24     $     22.04   $     32.78
                                                                         ============= =============   ============= =============
        Series II .......................................................        6.67          9.62           14.98         29.36
                                                                         ============= =============   ============= =============
      Common shares ..................................................... $      0.37   $      0.38     $      0.77   $      0.86
                                                                         ============= =============   ============= =============
      Weighted average common shares outstanding ........................  17,435,385    16,803,650      17,430,954    16,806,381

Diluted net income per share:
      Common shares ..................................................... $      0.36   $      0.37     $      0.76   $      0.85
                                                                         ============= =============   ============= =============
      Weighted average common shares outstanding ........................  17,822,075    17,475,546      17,791,655    17,253,422

The accompanying notes are an integral part of these financial statements.


                                            MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (In thousands) (unaudited)

                                                                For the three months ended     For the six months ended
                                                                          June 30,                     June 30,
                                                                ---------------------------   ----------------------------
                                                                   2000           1999            2000           1999
                                                                ------------   ------------   -------------  -------------

Net income ...................................................      $ 7,035        $ 7,027        $ 14,652       $ 15,973
                                                                ------------   ------------   -------------  -------------

Other comprehensive income:
  Unrealized gains on investments:
    Unrealized holding gains arising during the period .......        5,286          4,523           2,899          3,047
    Reclassification adjustment for losses
       included in net income ................................           --             --              --            787
                                                                ------------   ------------   -------------  -------------
Other comprehensive income ...................................        5,286          4,523           2,899          3,834
                                                                ------------   ------------   -------------  -------------

Comprehensive income .........................................     $ 12,321       $ 11,550        $ 17,551       $ 19,807
                                                                ============   ============   =============  =============

The accompanying notes are an integral part of these financial statements.



                                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (In thousands, except share data) (unaudited)



                                                 Preferred Capital                                             Accumulated
                               Preferred Shares Distribution Shares   Term                                        Other
                           -------------------- ------------------    Growth    Common   Treasury   Unearned  Comprehensive
                             Series I  Series II Series I Series II   Shares    Shares    Shares  Compensation Income (Loss)  Total
                           --------- ---------- --------- ---------- -----    ---------  -------- ------------ ------------- ------
Balance, January 1, 2000 .... $10,105   $ 5,720   $ 3,756   $ 1,632    $ 165  $ 324,443  $(2,481) $(3,468)     $23,739   $ 363,611
  Net income ................     427       176       172        47      332     13,498       --       --           --      14,652
  Unrealized losses
    on investments,
    net of reclassifications       --        --        --        --       --         --       --       --        2,899       2,899
  Distributions .............    (963)   (1,143)     (449)     (464)    (332)   (14,287)      --       --           --     (17,638)
  Reissuance of treasury
    shares...................      --        --        --        --       --       (715)     724       --           --           9
  Deferred shares issued
    under the Non-Employee
    Directors' Share Plans ..      --        --        --        --       --         67       --       --           --          67
  Deferred share grants .....      --        --        --        --       --      1,678       --   (1,678)          --          --
  Amortization of deferred
    compensation ............      --        --        --        --       --         --       --      501           --         501
                              -------   -------   -------   -------    -----  ---------  -------- --------     -------   ---------
Balance, June 30, 2000 ...... $ 9,569   $ 4,753   $ 3,479   $ 1,215    $ 165  $ 324,684  $(1,757) $(4,645)     $26,638   $ 364,101
                              =======   =======   =======   =======    =====  =========  ======== ========    ========   =========

                                                   Preferred Capital
                                Preferred Shares  Distribution Shares  Term
                             -------------------- ------------------- Growth    Common   Treasury
 SHARE ACTIVITY:              Series I  Series II Series I Series II  Shares    Shares    Shares
                             --------- ---------- -------- --------  -------  ---------  ---------
Balance, January 1, 2000 ...   14,933     7,226     7,798     3,164    2,000 17,392,064  146,076
    Reissuance of treasury
      shares ...............       --        --        --        --       --     41,204  (41,204)
    Deferred shares
    issued under the
    Non-Employee Directors'
    Share Plans ..........         --        --        --        --       --      3,430       --
                              -------  --------   -------   -------   ------  ---------  ---------
Balance, June 30, 2000 ....    14,933     7,226     7,798     3,164    2,000 17,436,698  104,872
                              =======  ========   =======   =======   ====== ==========  =========


The accompanying notes are an integral part of these financial statements.



                                         MUNICIPAL MORTGAGE & EQUITY, LLC
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                   (unaudited)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                               ----------------------------------
                                                                                    2000              1999
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................   $  14,652    $  15,973
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company ..........       3,262          545
    Decrease in valuation allowance on parity working capital loans .............        --           (531)
    Net gain on sales ...........................................................         (19)      (1,478)
    Net amortization of premiums, discounts and fees on investments .............         154          147
    Depreciation and amortization ...............................................         806           29
    Deferred share compensation expense .........................................         501          306
    Deferred shares issued under the Non-Employee Directors' Share Plans ........          67           31
    Director fees paid and share awards made by reissuance of treasury shares ...           9            9
    Increase in interest receivable .............................................        (506)      (1,884)
    Increase in other assets ....................................................         101         (393)
    Increase in accounts payable, accrued expenses and other liabilities ........         109          892
                                                                                    ---------    ---------
Net cash provided by operating activities .......................................      19,136       13,646
                                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments,
    loan originations and other investments .....................................    (197,972)    (104,348)
Principal payments received .....................................................      82,121          232
Net proceeds from sales of investments ..........................................      12,538       51,177
Purchases of property and equipment .............................................        (112)         (56)
Net reduction(investment) in restricted assets ..................................       6,307         (853)
                                                                                    ---------    ---------
Net cash used in investing activities ...........................................     (97,118)     (53,848)
                                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities ...............................................     200,516         --
Repayment of credit facilities ..................................................    (132,053)        --
Issuance of preferred shares in a subsidiary company ............................      57,616       80,300
Retirement of preferred shares ..................................................        --           (927)
Purchase of treasury shares .....................................................        --           (289)
Distributions ...................................................................     (17,638)     (15,717)
Distributions to preferred shares in a subsidiary company .......................      (2,987)        --
                                                                                    ---------    ---------

Net cash provided by financing activities .......................................     105,454       63,367
                                                                                    ---------    ---------

Net increase in cash and cash equivalents .......................................      27,472       23,165
Cash and cash equivalents at beginning of period ................................      54,417       23,164
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  81,889    $  46,329
                                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...................................................................   $  13,232    $    --
                                                                                    =========    =========
Income taxes paid ...............................................................   $     316    $    --
                                                                                    =========    =========

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility .................................   $    --      $  67,000
                                                                                    =========    =========

Investment in a partnership under a note payable obligation .....................   $     500    $    --
                                                                                    =========    =========

The accompanying notes are an integral part of these financial statements.


                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments in multifamily housing debt and equity. The Company primarily holds a portfolio of tax-exempt mortgage revenue bonds issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. The assets of MuniMae TE Bond Subsidiary, LLC and its subsidiaries (collectively, "TE Bond Sub"), a majority owned subsidiary of MuniMae, are solely those of TE Bond Sub and are not available to creditors of MuniMae. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of the Company and in certain circumstances could be foreclosed upon. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the "Company's 1999 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 - PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY

     On June 2, 2000, TE Bond Sub sold to institutional investors $60 million of Series B Cumulative Preferred Shares (the "Series B Preferred Shares" or the "Series B Preferred Share Offering"). On May 27, 1999, TE Bond Sub sold to institutional investors $84 million of Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Series A Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series B Preferred Shares bear interest at 7.75% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A and Series B Preferred Shares is allocated to the Company. Cash distributions on the Series A and Series B Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series A and Series B Preferred Shares are subject to remarketing on specified dates as indicated on the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A and Series B Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A and Series B Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the Series A and Series B Preferred Shares.

                                     Series A                   Series B
                                Preferred Shares           Preferred Shares
                                ----------------           ----------------

   Issue date ...............     May 27, 1999               June 2, 2000
   Number of shares .........          42                         30
   Par amount per share .....      $2,000,000                 $2,000,000
   Dividend rate ............        6.875%                      7.75%
   First remarketing date ...    June 30, 2009             November 1, 2010
   Mandatory tender date ....    June 30, 2009             November 1, 2010
   Redemption date ..........    June 30, 2049               June 30, 2050


     The following table reflects the composition of the Series A and Series B Preferred Shareholders' equity in TE Bond Sub.


                                            Series A             Series B
                                          Preferred Shares   Preferred Shares      Total
                                          ----------------   ----------------      -----
  Balance, December 31, 1999 .........        $ 80,159         $     --         $  80,159
  Issuance of preferred shares .......              --           57,616            57,616
  Income allocable to preferred shares           2,888              374             3,262
  Distributions ......................          (2,987)            (374)           (3,361)
                                              --------         --------         ----------
  Balance, June 30, 2000 .............        $ 80,060         $ 57,616         $ 137,676
                                              ========         ========         ==========


     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 3 and in footnotes to the Other Bond Related Investments table in Note 4. The fair value of such assets aggregated $368.4 million at June 30, 2000.

NOTE 3 - INVESTMENTS IN MORTGAGE REVENUE BONDS

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

     The following table provides certain information with respect to the bonds held by the Company at June 30, 2000 and December 31, 1999.




                                                                                                       June 30, 2000
                                                                                    -----------------------------------------------
                                                               Base                     Face    Amortized    Unrealized     Fair
Investment in Mortgage                             Year      Interest    Maturity      Amount      Cost      Gain (Loss)    Value
Revenue Bonds                                    Acquired    Rate(12)      Date        (000s)     (000s)       (000s)      (000s)
---------------------------------               ----------  ----------  ----------  ----------- -----------  -----------  ---------
Participating Bonds (1):
     Alban Place ...................(2),(4),(5)    1986       7.875     Oct. 2008     $ 10,065    $ 10,065      $ (85)    $  9,980
     Cobblestone ...................(4),(10)       1999       7.125     Aug. 2039        6,800       6,732         68        6,800
     Creekside Village .............(2),(4),(5)    1987       7.500     Nov. 2009       11,760       7,396        408        7,804
     Crossings .....................(4),(10)       1997       8.000     Jul. 2007        6,875       6,782        692        7,474
     Emerald Hills .................(2),(4),(5)    1988       7.750     Apr. 2008        6,725       6,725      2,126        8,851
     Lakeview Garden ...............(2),(4),(5)    1987       7.750     Aug. 2007        9,003       4,919        633        5,552
     Mountain View (Willowgreen) ...(2),(4)        1986       8.000     Dec. 2010        9,275       6,769      1,084        7,853
     Newport On Seven ..............(2),(5),(6)    1986       8.125     Aug. 2008       10,125       7,898      3,042       10,940
     North Pointe ..................(2),(4)        1986       7.875     Aug. 2006       25,185      12,739      7,446       20,185
     Northridge Park ...............(2),(4),(5)    1987       7.500     Jun. 2012        8,815       8,815        109        8,924
     Southfork Village .............(2),(7)        1988       7.875     Jan. 2009       10,375      10,375      3,563       13,938
     Stone Mountain ................(8)            1997       7.875     Oct. 2027       33,900      34,089        (19)      34,070
     Villas at LaRiveria ...........(4),(10)       1999       7.125     Jun. 2034        8,850       8,744         29        8,773
                                                                                    ----------- ----------- ---------- ------------

     Subtotal participating bonds                                                      157,753     132,048     19,096      151,144
                                                                                    ----------- ----------- ---------- ------------
Non-Participating Bonds:
     Baytown .......................               2000       7.750     Jun. 2030        5,000       4,950         50        5,000
     Charter House .................               1996       7.450     Jul. 2026           30          30          -           30
     Cielo Vista ...................(4),(10)       1999       7.125     Sep. 2034        9,520       9,447          9        9,456
     Country Club ..................(10)           1999       7.250     Aug. 2029        2,490       2,459       (131)       2,328
     Delta Village .................(4),(10)       1999       7.125     Jun. 2035        2,011       1,977       (171)       1,806
     Gannon - Cedar Run ............(4),(10)       1998       7.125     Dec. 2025       13,200      13,238       (236)      13,002
     Gannon - Dade .................(9)            1998       7.125     Dec. 2029       55,050      55,329     (1,104)      54,225
     Gannon - Whispering Palms .....(9)            1998       7.125     Dec. 2029       12,750      12,810       (252)      12,558
     Gannon Bond ...................(4),(10)       1998       7.125     Dec. 2029        3,500       3,500        (53)       3,447
     Hidden Valley .................(10)           1996       8.250     Jan. 2026        1,650       1,650         23        1,673
     Lake Piedmont .................(4),(10)       1998       7.725     Apr. 2034       19,122      19,028     (4,578)      14,450
     Oakbrook ......................(10)           1996       8.200     Jul. 2026        3,120       3,149         95        3,244
     Oakmont/Towne Oaks ............(4),(10)       1998       7.200     Jan. 2034       11,262      11,240       (642)      10,598
     Orangevale ....................(10)           1998       7.000     Oct. 2013        2,382       2,382        (72)       2,310
     Paola .........................(10)           1999       7.250     Aug. 2029        1,050       1,037        (89)         948
     Parkwood ......................(4),(10)       1999       7.125     Jun. 2035        3,910       3,842       (112)       3,730
     Riverview .....................(10)           2000       7.500     Jul. 2032       10,670      10,537          -       10,537
     Riverset Phase II .............               1996       9.500     Oct. 2019          110         105          8          113
     Sahuarita .....................(10)           1999       7.125     Jun. 2029        1,879       1,868       (202)       1,666
     Shadowbrook ...................(4),(10)       1999       6.850     Jun. 2029        5,780       5,767        (16)       5,751
     Torries Chase .................(10)           1996       8.150     Jan. 2026        2,020       2,020         43        2,063
     University Courtyard ..........(10)           2000       7.250     Mar. 2040        9,850       9,749        (47)       9,702
     Villa Hialeah - refunded ......(4),(5)        1999       6.000     Aug. 2019       10,250       8,005      1,348        9,353
     Western Hills .................(10)           1998       7.000     Dec. 2029        3,036       3,036       (255)       2,781
     Wheeler Creek .................(10)           1998      (13)       Jan. 2003        7,012       6,900          -        6,900
     Woodmark ......................(10)           1999       7.125     Jun. 2039       10,200      10,073       (536)       9,537
                                                                                    ----------- ----------- ---------- ------------

     Subtotal non-participating bonds                                                  206,854     204,128     (6,920)     197,208
                                                                                    ----------- ----------- ---------- ------------


                                                                                                         June 30, 2000
                                                                                    ----------------------------------------------
                                                               Base                     Face      Amortized   Unrealized     Fair
Investment in Mortgage                             Year      Interest    Maturity      Amount       Cost      Gain (Loss)   Value
Revenue Bonds                                    Acquired    Rate (12)     Date        (000s)      (000s)       (000s)      (000s
---------------------------------               ---------- -----------  ----------  -----------  ----------  -----------  --------
Participating Subordinate Bonds (1):
     Barkley Place .................(3),(4),(10)   1995      16.000     Jan. 2030        3,480       2,445      4,004       6,449
     Gilman Meadows ................(3),(4),(10)   1995       3.000     Jan. 2030        2,875       2,530      1,970       4,500
     Hamilton Chase ................(3),(4),(10)   1995       3.000     Jan. 2030        6,250       4,140        116       4,256
     Mallard Cove I ................(3),(4),(10)   1995       3.000     Jan. 2030        1,670         798        335       1,133
     Mallard Cove II ...............(3),(4),(10)   1995       3.000     Jan. 2030        3,750       2,429      1,008       3,437
     Meadows .......................(3),(4),(10)   1995      16.000     Jan. 2030        3,635       3,716        436       4,152
     Montclair .....................(3),(4),(10)   1995       3.000     Jan. 2030        6,840       1,691      2,729       4,420
     Newport Village ...............(3),(4),(10)   1995       3.000     Jan. 2030        4,175       2,973      1,516       4,489
     Nicollet Ridge ................(3),(4),(10)   1995       3.000     Jan. 2030       12,415       6,075      2,686       8,761
     Riverset Phase II .............               1996      10.000     Oct. 2019        1,489           -      1,375       1,375
     Steeplechase ..................(3),(4),(10)   1995      16.000     Jan. 2030        5,300       4,224       (160)      4,064
     Whispering Lake ...............(3),(4),(10)   1995       3.000     Jan. 2030        8,500       4,779      4,290       9,069
     Winter Oaks B bond ............(10)           1999       7.500     Jul. 2022        2,184       2,133        (15)      2,118
     Winter Oaks C bond ............(10)           1999      10.000     Jul. 2022        2,141       1,654        310       1,964
                                                                                    -----------  ---------   -----------  ---------

     Subtotal participating subordinate bonds                                           64,704      39,587     20,600      60,187
                                                                                    -----------  ---------   -----------  ---------

Non-Participating Subordinate Bonds:
     CapReit portfolio .............               1999       9.000     Sept.2004       13,000      12,870          -      12,870
     Cinnamon Ridge ................               1999       5.000     Jan. 2015        1,832       1,218        (27)      1,191
     Farmington Meadows ............(10)           1999       8.000     Aug. 2039        1,995       1,950         49       1,999
     Independence Ridge ............(10)           1996      12.500     Dec. 2015        1,045       1,045         94       1,139
     Locarno .......................(10)           1996      12.500     Dec. 2015          675         675         44         719
     Olde English Manor ............(11)           1998      14.000     Nov. 2033        1,273       1,268       (173)      1,095
     Rillito Village ...............               1999      10.000     Dec. 2033          860         856       (116)        740
                                                                                    -----------  ---------   -----------  ---------
     Subtotal non-participating subordinate bonds                                       20,680      19,882       (129)     19,753
                                                                                    -----------  ---------  ------------  ---------


Total investment in mortgage revenue bonds                                           $ 449,991   $ 395,645  $  32,647    $428,292
                                                                                    ===========  =========  ===========  =========



                                                                                                     December 31, 1999
                                                                                     ----------------------------------------------
                                                               Base                     Face      Amortized  Unrealized      Fair
Investment in Mortgage                             Year      Interest    Maturity      Amount       Cost     Gain (Loss)    Value
Revenue Bonds                                    Acquired    Rate(12)      Date        (000s)      (000s)       (000s)     (000s)
---------------------------------               ----------  ----------   ---------   ----------  ----------  ----------- ----------
Participating Bonds (1):
     Alban Place .................. (2),(4),(5)    1986       7.875     Oct. 2008     $ 10,065    $ 10,065      $ 209     $ 10,274
     Cobblestone .................. (4),(10)       1999       7.125     Aug. 2039        6,800       6,732          -        6,732
     Creekside Village ............ (2),(4),(5)    1987       7.500     Nov. 2009       11,760       7,396        422        7,818
     Crossings .................... (4),(10)       1997       8.000     Jul. 2007        6,910       6,817        637        7,454
     Emerald Hills ................ (2),(4),(5)    1988       7.750     Apr. 2008        6,725       6,725      1,655        8,380
     Lakeview Garden .............. (2),(4),(5)    1987       7.750     Aug. 2007        9,003       4,919        612        5,531
     Mountain View (Willowgreen) .. (2),(4)        1986       8.000     Dec. 2010        9,275       6,769      1,038        7,807
     Newport On Seven ............. (2),(5),(6)    1986       8.125     Aug. 2008       10,125       7,898      2,964       10,862
     North Pointe ................. (2),(4)        1986       7.875     Aug. 2006       25,185      12,739      7,329       20,068
     Northridge Park .............. (2),(4),(5)    1987       7.500     Jun. 2012        8,815       8,815          6        8,821
     Southfork Village ............ (2),(7)        1988       7.875     Jan. 2009       10,375      10,375      2,800       13,175
     Stone Mountain ............... (8)            1997       7.875     Oct. 2027       33,900      34,108       (208)      33,900
     Villas at LaRiveria .......... (4),(10)       1999       7.125     Jun. 2034        8,850       8,744       (115)       8,629
                                                                                     ----------  ---------     ---------  ---------

     Subtotal participating bonds                                                      157,788     132,102     17,349      149,451
                                                                                     ----------  ---------    ----------  ---------

Non-Participating Bonds:
     Baytown .......................               2000       7.750     Jun. 2030            -           -          -            -
     Charter House .................               1996       7.450     Jul. 2026           30          30          -           30
     Cielo Vista ...................(4),(10)       1999       7.125     Sep. 2034        9,540       9,467       (165)       9,302
     Country Club ..................(10)           1999       7.250     Aug. 2029        2,490       2,459        (93)       2,366
     Delta Village .................(4),(10)       1999       7.125     Jun. 2035        2,011       1,977        (94)       1,883
     Gannon - Cedar Run ............(4),(10)       1998       7.125     Dec. 2025       13,200      13,238       (434)      12,804
     Gannon - Dade .................(9)            1998       7.125     Dec. 2029       55,050      55,329     (1,793)      53,536
     Gannon - Whispering Palms .....(9)            1998       7.125     Dec. 2029       12,750      12,810       (443)      12,367
     Gannon Bond ...................(4),(10)       1998       7.125     Dec. 2029        3,500       3,500        (96)       3,404
     Hidden Valley .................(10)           1996       8.250     Jan. 2026        1,660       1,660         45        1,705
     Lake Piedmont .................(4),(10)       1998       7.725     Apr. 2034       19,134      19,040     (3,403)      15,637
     Oakbrook ......................(10)           1996       8.200     Jul. 2026        3,135       3,164        101        3,265
     Oakmont/Towne Oaks ............(4),(10)       1998       7.200     Jan. 2034       11,275      11,253       (711)      10,542
     Orangevale ....................(10)           1998       7.000     Oct. 2013        2,435       2,435       (116)       2,319
     Paola .........................(10)           1999       7.250     Aug. 2029        1,050       1,037        (39)         998
     Parkwood ......................(4),(10)       1999       7.125     Jun. 2035        3,910       3,842       (113)       3,729
     Riverview .....................(10)           2000       7.500     Jul. 2032            -           -          -            -
     Riverset Phase II .............               1996       9.500     Oct. 2019          110         105          8          113
     Sahuarita .....................(10)           1999       7.125     Jun. 2029           51          39          6           45
     Shadowbrook ...................(4),(10)       1999       6.850     Jun. 2029        5,780       5,767         13        5,780
     Torries Chase .................(10)           1996       8.150     Jan. 2026        2,030       2,030         75        2,105
     University Courtyard ..........(10)           2000       7.250     Mar. 2040            -           -          -            -
     Villa Hialeah - refunded ......(4),(5)        1999       6.000     Aug. 2019       10,250       8,005      1,015        9,020
     Western Hills .................(10)           1998       7.000     Dec. 2029        3,040       3,040       (243)       2,797
     Wheeler Creek .................(10)           1998      (13)       Jan. 2003          373         261          -          261
     Woodmark ......................(10)           1999       7.125     Jun. 2039       10,200      10,073       (485)       9,588
                                                                                     ----------  ----------  -----------  ---------

     Subtotal non-participating bonds                                                 173,004     170,561      (6,965)     163,596
                                                                                     ----------  ----------  -----------  ---------



                                                                                                    December 31, 1999
                                                                                   ------------------------------------------------
                                                               Base                    Face      Amortized   Unrealized      Fair
Investment in Mortgage                             Year      Interest    Maturity     Amount        Cost     Gain (Loss)    Value
Revenue Bonds                                    Acquired    Rate (12)     Date       (000s)       (000s)      (000s)       (000s)
---------------------------------               ----------  ----------  ---------- ------------  ----------  -----------  ---------
Participating Subordinate Bonds (1):
     Barkley Place .................(3),(4),(10)   1995      16.000     Jan. 2030        3,480       2,445       3,775       6,220
     Gilman Meadows ................(3),(4),(10)   1995       3.000     Jan. 2030        2,875       2,530       1,903       4,433
     Hamilton Chase ................(3),(4),(10)   1995       3.000     Jan. 2030        6,250       4,140          (6)      4,134
     Mallard Cove I ................(3),(4),(10)   1995       3.000     Jan. 2030        1,670         798         316       1,114
     Mallard Cove II ...............(3),(4),(10)   1995       3.000     Jan. 2030        3,750       2,429         951       3,380
     Meadows .......................(3),(4),(10)   1995      16.000     Jan. 2030        3,635       3,716         110       3,826
     Montclair .....................(3),(4),(10)   1995       3.000     Jan. 2030        6,840       1,691       2,511       4,202
     Newport Village ...............(3),(4),(10)   1995       3.000     Jan. 2030        4,175       2,973       1,323       4,296
     Nicollet Ridge ................(3),(4),(10)   1995       3.000     Jan. 2030       12,415       6,075       2,605       8,680
     Riverset Phase II .............               1996      10.000     Oct. 2019        1,489          --       1,294       1,294
     Steeplechase ..................(3),(4),(10)   1995      16.000     Jan. 2030        5,300       4,224        (323)      3,901
     Whispering Lake ...............(3),(4),(10)   1995       3.000     Jan. 2030        8,500       4,779       4,540       9,319
     Winter Oaks B bond ............(10)           1999       7.500     Jul. 2022        2,184       2,133         (58)      2,075
     Winter Oaks C bond ............(10)           1999      10.000     Jul. 2022        2,141       1,654         251       1,905
                                                                                   -----------   ----------   ---------- ----------

     Subtotal participating subordinate bonds                                           64,704      39,587      19,192      58,779
                                                                                   ------------  ----------   ---------- ----------

Non-Participating Subordinate Bonds:
     CapReit portfolio .............               1999       9.000     Sept.2004      13,000       12,870          --       12,870
     Cinnamon Ridge ................               1999       5.000     Jan. 2015        1,899       1,285        (145)       1,140
     Farmington Meadows ............(10)           1999       8.000     Aug. 2039        1,999       1,954          45        1,999
     Independence Ridge ............(10)           1996      12.500     Dec. 2015        1,045       1,045          52        1,097
     Locarno .......................(10)           1996      12.500     Dec. 2015          675         675          81          756
     Olde English Manor ............(11)           1998      14.000     Nov. 2033        1,273       1,268        (160)       1,108
     Rillito Village ...............               1999      10.000     Dec. 2033          860         856        (108)         748
                                                                                   ------------  ----------   ---------- ----------

     Subtotal non-participating subordinate bonds                                       20,751      19,953        (235)      19,718
                                                                                   ------------  ----------   ---------- ----------


Total investment in mortgage revenue bonds                                           $ 416,247   $ 362,203   $  29,341    $ 391,544
                                                                                   ============  ==========  =========== ==========

     (1) These bonds also contain additional interest features contingent on available cash flow.
     (2) One of the original 22 bonds.
     (3) Series B Bonds derived from original 22 bonds.
     (4) These assets were pledged as collateral as of June 30, 2000.
     (5) TE Bond Sub owns an 87% interest in these investments.
     (6) The 13% interest in these bonds was pledged as collateral as of June 30, 2000.
     (7) The  original  bond was  traunched  into  two  smaller  bonds  with 87% wnership to TE Bond Sub. The 87% bond owned by
         TE Bond Sub was pledged as collateral at June 30, 2000.
     (8) The underlying  bond is held in a trust; TE Bond Sub owns the principal and base interest trust  certificate which was pledged as collateral at June 30, 2000.
     (9) The  underlying  bonds  are  held  in a  trust;  TE  Bond  Sub  owns a certificate  in the trust  which  represents  the residual  cash flows generated on the underlying bonds.
     (10)Investments held by TE Bond Sub or its subsidiaries. (See Note 2 to the consolidated  financial statements.)
     (11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
     (12) The base  interest  rate  represents  the  permanent  base interest rate on the investment  as of June 30, 2000.
     (13) The  permanent  interest rate resets monthly based on 90% of the 30 day treasury bill.



     In the second quarter the Company originated $30.8 million (par amount) in mortgage revenue bonds collateralized by three apartment communities with 744 units for a total purchase price of $27.4 million. Of the $30.8 million in mortgage revenue bonds originated in the second quarter, the Company sold the $15.1 million revenue bond collateralized by the Sante Fe apartment community located in Phoenix, Arizona to Merrill Lynch. This bond was sold to generate investment proceeds for new investments. It is anticipated that this bond will be deposited into the Merrill Lynch P-FLOATs(sm) program (defined in Note 4) and that the Company will purchase a RITES(sm) investment (defined in Note 4).The weighted average permanent interest rate on the two bonds retained by the Company is 7.58% per annum and the maturity dates range from June 2025 to July 2032. The Company received $0.5 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or of the services provided.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the term debt financing completed in March 1999. At June 30, 2000 the total carrying amount of the mortgage revenue bonds pledged as collateral was $266.1 million.

NOTE 4 - OTHER BOND RELATED INVESTMENTS AND FINANCIAL RISK MANAGEMENT

     The Company's other bond related investments are primarily investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at June 30, 2000 and December 31, 1999.


                                                                            June 30, 2000
                                                -----------------------------------------------------------------------
                                                      Face       Amortized      Unrealized             Fair Value
                                          Year       Amount         Cost        Gain (Loss)       Assets      Liabilities (4)
Other Bond Related Investments:         Acquired     (000s)        (000s)         (000s)          (000s)         (000s)
-----------------------------------    ----------  ----------   -----------    -------------  -----------------------------
Investment in RITES (1):
     Briarwood .......................    1999     $     135    $      104     $     (481)    $       --     $     (377)
     Charter House ...................    1996            80           263           (183)            80             --
     Cinnamon Ridge ..................    2000             5           331            (41)           290             --
     Indian Lakes ....................    1997         3,250         3,367           (213)         3,154             --
     LaPaloma ........................    1999             8             8           (306)            --           (298)
     LeMirador (Coleman Senior) ......    1999           165             4             (8)            --             (4)
     Meridan at Bridgewater ..........    1999             5            46            (41)             5             --
     Oklahoma City ...................    1998           195           242         (2,908)            --         (2,666)
     Olde English Manor ..............    1999            76            96           (266)            --           (170)
     Palisades Park ..................    1999           100            94           (295)            --           (201)
     Pavillion .......................    1999             5             5           (357)            --           (352)
     Queen Anne IV ...................    1998            65            65           (137)            --            (72)
     Rancho Mirage/Castle Hills ......    2000             5             5             --              5             --
     Rillito Village .................    1999            65            64           (470)            --           (406)
     Riverset Phase I ................    2000             5         1,079            256          1,335             --
     Riverset Phase II ...............    1996            75           262             (9)           253             --
     Sienna (Italian Gardens) ........    1999           160            --             (8)            --             (8)
     Silver Springs ..................    2000             5            35            (30)             5             --
     Sonterra ........................    1998             5            33           (605)            --           (572)
     Southgate Crossings .............    1997            90           536           (162)           374             --
     Southwood .......................    1997           440           308           (735)            --           (427)
     Village at Sun Valley ...........    2000             5             5           (140)            --           (135)
     Village Green ...................    2000             5            26            (19)             7             --
     Woodglen ........................    1999             5            36           (351)            --           (315)
                                                   ----------   ----------     -----------    ----------     ----------
Subtotal investment in RITES .........                 4,954         7,014         (7,509)         5,508         (6,003)
                                                   ----------   ----------     -----------    ----------     ----------


                                                                ----------     -----------    ----------     ----------
Interest rate agreements (2) .........   Various                        67          3,506          4,561           (988)
                                                                ----------     -----------    ----------     ----------

Investment in total return swaps (3):
  Club West  (3/30/99 - 7/19/02) .....    1999         7,960            --           (760)            --           (760)
  Honey Creek (10/1/99 - 6/30/00) ....    1999          --              --             --             --             --
  Willow Key (3/30/99 - 7/19/02) .....    1999        17,440            --         (1,246)            --         (1,246)
                                                   ----------   ----------     -----------    ----------     ----------
Total investment in total return swaps                25,400            --         (2,006)            --         (2,006)
                                                   ----------   ----------     -----------    ----------     ----------


Total other bond related investments .                          $    7,081     $   (6,009)    $   10,069     $   (8,997)
                                                                ==========     ===========    ==========     ==========



                                                                               December 31, 1999
                                                      -------------------------------------------------------------------
                                                      Face       Amortized      Unrealized            Fair Value
                                        Year         Amount        Cost         Gain (Loss)    Assests   Liabilities (4)
Other Bond Related Investments:       Acquired       (000s)       (000s)          (000s)        (000s)       (000s)
----------------------------------    ---------    ----------   -----------    -------------  ---------------------------
Investment in RITES (1):
     Briarwood .......................    1999    $      135     $     104     $     (762)    $       --     $     (658)
     Charter House ...................    1996            80           283           (203)            80             --
     Cinnamon Ridge ..................    2000            --            --             --             --             --
     Indian Lakes ....................    1997         3,270         3,398           (423)         2,975             --
     LaPaloma ........................    1999             8             7           (372)            --           (365)
     LeMirador (Coleman Senior) ......    1999           165             4           (121)            --           (117)
     Meridan at Bridgewater ..........    1999             5            48            (43)             5             --
     Oklahoma City ...................    1998           195           247         (2,255)            --         (2,008)
     Olde English Manor ..............    1999            76            97           (181)            --            (84)
     Palisades Park ..................    1999           100            96           (576)            --           (480)
     Pavillion .......................    1999             5             5           (433)            --           (428)
     Queen Anne IV ...................    1998            65            65           (250)            --           (185)
     Rancho Mirage/Castle Hills ......    2000            --            --             --             --             --
     Rillito Village .................    1999            65            64           (501)            --           (437)
     Riverset Phase I ................    2000            --            --             --             --             --
     Riverset Phase II ...............    1996            75           333            (33)           300             --
     Sienna (Italian Gardens) ........    1999           160            --           (120)            --           (120)
     Silver Springs ..................    2000            --            --             --             --             --
     Sonterra ........................    1998             5            34           (712)            --           (678)
     Southgate Crossings .............    1997            96           571           (311)           260             --
     Southwood .......................    1997           440           298           (983)            --           (685)
     Village at Sun Valley ...........    2000            --            --             --             --             --
     Village Green ...................    2000            --            --             --             --             --
     Woodglen ........................    1999             5            37            (32)             5             --
                                                   ----------   ----------     -----------    ---------------------------
Subtotal investment in RITES .........                 4,950         5,691         (8,311)         3,625         (6,245)
                                                   ----------   ----------     -----------    ---------------------------


                                                                ----------     -----------    ---------------------------
Interest rate agreements (2) .........  Various                         --          4,638          4,713            (75)
                                                                ----------     -----------    ---------------------------

Investment in total return swaps (3):
  Club West  (3/30/99 - 7/19/02) .....    1999         7,960            --           (753)            --           (753)
  Honey Creek (10/1/99 - 6/30/00) ....    1999        19,865            --            (25)            --            (25)
  Willow Key (3/30/99 - 7/19/02) .....    1999        17,440            --         (1,151)            --         (1,151)
                                                   ----------   ----------     -----------    ---------------------------
Total investment in total return swaps                45,265            --         (1,929)            --         (1,929)
                                                   ----------   ----------     -----------    ---------------------------


Total other bond related investments .                           $   5,691     $   (5,602)    $    8,338     $   (8,249)
                                                                ==========     ===========    ===========================


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



     In the second quarter, the Company purchased three RITES(sm) investments ($15,000 par value) for $0.4 million.

NOTE 5 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans and taxable loans. The Company's rights and the specific terms of the loans are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of the loans are described in Note 9 to the Company's 1999 Form 10-K. The following table summarizes loans receivable by loan type at June 30, 2000 and December 31, 1999

   (000s)                           June 30,   December 31,
   Loan Type                         2000        1999
   ---------                      ---------     ---------

   Taxable construction loans    $ 319,088     $ 271,492
    Taxable loans ............       30,804        10,795
   Other loans ..............        5,024         4,558
                                  ---------     ---------
                                   354,916       286,845
   Allowance for loan losses          (356)         (356)
                                  ---------     ---------
   Total ....................    $ 354,560     $ 286,489
                                 ==========    ==========

NOTE 6 - NOTES PAYABLE

     The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 11 to the Company's 1999 Form 10-K and are summarized as follows:

                                             June 30,   December 31,
     (000s)                                    1999         2000
     ------                                 ---------  ------------
   Notes payable ..........................  $262,195    $229,847
   Group Trust Warehouse Facility .........    31,570      28,641
   Residential Funding Warehouse Facility..    37,154         468
   Bank Line of Credit ....................      --         3,000
                                             --------    ---------
                                             $330,919    $261,956
                                             ========    ========


NOTE 7 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for Common Shares for the three and six months ended June 30, 2000 and 1999.


                                          Muncipal Mortgage & Equity, LLC
                                      Reconciliation of Basic and Diluted EPS



                                 For the three months ended June 30, 2000    For the three months ended June 30, 1999
                                    Income        Shares      Per Share        Income          Shares      Per Share
                                  (Numerator)  (Denominator)   Amount        (Numerator)   (Denominator)    Amount
                                 ------------ -------------- ----------      ------------ --------------- ----------

(in thousands, except share and per share data)

Basic EPS


Income allocable to common shares     $ 6,479     17,435,385    $ 0.37            $ 6,417      16,803,650     $ 0.38
                                                              =========                                     =========

Effect of Dilutive Securities

Options and deferred shares                 -        386,690                            -         244,822

Convertible preferred shares
   to the extent dilutive                   -              -                          131         427,074
                                 ------------- --------------                 ------------  --------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions           $ 6,479     17,822,075    $ 0.36            $ 6,548      17,475,546     $ 0.37
                                 ============= ============== =========       ============  ==============  =========

                                 For the six months ended June 30, 2000       For the six months ended June 30, 1999
                                    Income        Shares      Per Share        Income          Shares      Per Share
                                  (Numerator)  (Denominator)   Amount        (Numerator)   (Denominator)    Amount
                                 ------------ -------------- ----------      ------------ --------------  ---------

(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares    $ 13,498     17,430,954    $ 0.77           $ 14,473      16,806,381     $ 0.86
                                                              =========                                     =========

Effect of Dilutive Securities

Options and deferred shares                 -        360,701                            -         233,504

Convertible preferred shares
   to the extent dilutive                   -              -                          131         213,537
                                 ------------- --------------                 ------------  --------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions          $ 13,498     17,791,655    $ 0.76           $ 14,604      17,253,422     $ 0.85
                                 ============= ============== =========       ============  ==============  =========

NOTE 8 - DISTRIBUTIONS

     On July 20, 2000, the Board of Directors declared distributions for the three months ended June 30, 2000 for shareholders of record on August 1, 2000. The payment date is August 15, 2000. The per share distributions are shown in the following table:

 PAGE>


                                                                                                   Preferred Capital
                                                  Common            Preferred Shares              Distribution Shares
                                                             ------------------------------- ------------------------------
                                                  Shares       Series I         Series II      Series I        Series II
                                                ------------ --------------   -------------- --------------  --------------

Distributions paid on May 12, 2000
to holders of record on May 1, 2000:
      For the three months ended
      March 31, 2000 .........................     $ 0.4125        $ 13.00          $ 12.50        $ 10.00          $ 7.50

Distributions paid on August 15, 2000 to holders of record on August 1, 2000:
      For the three months ended
      June 30, 2000 ..........................     $ 0.4175        $ 13.00          $ 12.50        $ 10.00          $ 7.50


NOTE 9 - BUSINESS SEGMENT REPORTING

     In the fourth quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in Note 1 to the Company's 1999 Form 10-K. A complete description of the Company's reporting segments is described in Note 21 to the Company's 1999 Form 10-K.

     The following table reflects the results of the Company's segments for the three and six months ended June 30, 2000.



Municipal Mortgage & Equity, LLC
Segment Reporting
(in thousands)

                                                  For the three months ended June 30, 2000
                                         -----------------------------------------------------------
                                                                                          Total
                                          Investing     Operating      Adjustments     Consolidated
Interest on mortgage revenue and other
 bond related investments ..............    $  9,365        $   433      $       --       $ 9,798
Interest on loans ......................         304          7,248              --         7,552
Loan origination and brokerage fees ....          --          2,191        (1) (811)        1,380
Loan servicing fees ....................          --            876              --           876
Short-term investment income ...........         720            178              --           898
Other fee income .......................          --          1,436              --         1,436
Net gain on sales ......................          10              9              --            19
                                         ------------  -------------  -------------  --------------
    Total income .......................      10,399         12,371           (811)        21,959
                                         ------------  -------------  -------------  --------------
Salaries and benefits ..................         355          3,297             --          3,652
Operating expenses .....................         293          1,437             --          1,730
Goodwill amortization ..................          --            358             --            358
Interest expense .......................         846          6,327             --          7,173
                                         ------------  -------------  -------------  --------------
    Total expenses .....................       1,494         11,419             --         12,913
                                         ------------  -------------  -------------  --------------
Net income before allocations to
 preferred shareholders in a
 subsidiary company ....................       8,905            952           (811)          9,046
Allocations to preferred
 shareholders ..........................       1,818             --             --           1,818
                                         ------------  -------------  -------------  --------------
Net income before income taxes .........       7,087            952           (811)          7,228
Income taxes ...........................          --            193             --             193
                                         ------------  -------------  -------------  --------------
Net income .............................    $  7,087        $   759      $    (811)       $  7,035
                                         ============  =============  =============  ==============

Notes:
(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.


Municipal Mortgage & Equity, LLC
Segment Reporting
(in thousands)

                                                     For the six months ended June 30, 2000
                                         ------------------------------------------------------------
                                                                                            Total
                                          Investing      Operating        Adjustments  Consolidated
                                         ------------   ------------     ----------------------------
Interest on mortgage revenue bonds
 and other bond related investments         $ 18,832        $   893      $      --        $ 19,725
Interest on loans                                608         13,777             --          14,385
Loan origination and brokerage fees               --          3,007      (1)(1,011)          1,996
Loan servicing fees                               --          2,838             --           2,838
Short-term investment income                   1,377            593             --           1,970
Other fee income                                  --          2,271             --           2,271
Net gain on sales                                 10              9             --              19
                                         ------------   ------------   ------------    ------------
    Total income                              20,827         23,388         (1,011)         43,204
                                         ------------   ------------   ------------    ------------
Salaries and benefits                            687          6,297             --           6,984
Operating expenses                               629          2,877             --           3,506
Goodwill amortization                             --            716             --             716
Interest expense                               1,692         12,208             --          13,900
                                         ------------   ------------   ------------    ------------
    Total expenses                             3,008         22,098             --          25,106
                                         ------------   ------------   ------------    ------------
Net income before allocations to
 preferred shareholders in a
 subsidiary company                           17,819          1,290         (1,011)         18,098
Allocations to preferred shareholders          3,262             --             --           3,262
                                         ------------   ------------   ------------    ------------
Net income before income taxes                14,557          1,290         (1,011)         14,836
Income taxes                                      --            184             --             184
                                         ------------   ------------   ------------    ------------
Net income                                  $ 14,557        $ 1,106      $  (1,011)       $ 14,652
                                         ============   ============   ============    ============

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

     On October 20, 1999, the Company acquired Midland Financial Holdings, Inc. ("Midland") for approximately $45 million. The consolidated earnings of Midland are included in the Company's results of operations from the date of the Company's acquisition of Midland.


Results of Operations

Quarterly Results Analysis

     Total income for the three months ended June 30, 2000 increased by approximately $11.9 million over the same period last year due primarily to increased collections of interest on bonds, other bond related investments and loans of $8.1 million and an increase in loan servicing fees and other income of $3.3 million due primarily to income attributable to Midland.

     Salary, benefits and operating expenses for the three months ended June 30, 2000 increased by approximately $3.7 million over the same period last year due primarily to salary and operating expenses generated by Midland of $3.1 million and increased administrative costs. The Company also recorded amortization of goodwill and intangibles of $0.4 million associated with the October 1999 acquisition of Midland.

     The Company incurred interest expense of $7.2 million for the three months ended June 30, 2000 as a result of interest expense from short-term borrowings associated with construction lending activity at Midland of $6.4 million and the term debt financing completed in March 1999 of $0.8 million.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $1.8 million for the three months ended June 30, 2000 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 2 to the consolidated financial statements).

Year-to-Date Results Analysis

     Total income for the six months ended June 30, 2000 increased by approximately $23.0 million over the same period last year due primarily to (1) increased collections of interest on bonds, other bond related investments and loans of $16.9 million, (2) an increase in loan servicing fees, loan origination fees and other income of $6.3 million due primarily to income attributable to Midland, and (3) increase in interest on short term investments of $1.3 million primarily related to interest income on loan escrow accounts held by Midland. This increase was partially offset by the one time gain on sale of demand notes recorded in March 1999.

     Salary, benefits and operating expenses for the six months ended June 30, 2000 increased by approximately $7.7 million over the same period last year due primarily to salary and operating expenses generated by Midland of $6.0 million and increased administrative costs. The Company also recorded amortization of goodwill and intangibles of $0.7 million associated with the October 1999 acquisition of Midland.

     The Company incurred interest expense of $13.9 million for the six months ended June 30, 2000 as a result of interest expense from short-term borrowings associated with construction lending activity at Midland of $12.2 million and the term debt financing completed in March 1999 of $1.7 million.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $3.3 million for the six months ended June 30, 2000 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 2 to the consolidated financial statements).

Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and Common Share or Preferred Share equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae, the Company has expanded its access to capital.

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

     In the second quarter, the Company participated in $70.5 million of bond and taxable loan investment transactions. Of this amount, $28.0 million were bond or loan transactions retained by the Company.

     Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 40% to 55% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet debt of the investing semgent plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at June 30, 2000 was approximately 47%.

     In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Preferred Equity Offering by Subsidiary

     On June 2, 2000, TE Bond Sub sold to institutional investors 30 shares of $2,000,000 par-value 7 3/4 % Series B Cumulative Preferred Shares ("Series B Preferred Shares"). The Series B Preferred Shares bear interest at 7.75% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to any senior securities. Cash distributions on the Series B Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series B Preferred Shares are subject to remarketing on November 1, 2010. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series B Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series B Preferred Shares will be subject to mandatory tender on November 1, 2010 and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The Series B Preferred Shares must be redeemed no later than June 30, 2050.

Cash Flow

     At  June  30,  2000,   the  Company  had  cash  and  cash   equivalents  of
approximately $81.9 million.

     Cash flow from operating activities was $19.1 million and $13.6 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash flow for 2000 versus 1999 is due primarily to an increase in income from new investments and an increase in other income attributable to Midland.

     The Company is required to distribute to the holders of its Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the annual CAD to Common Shares.

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

     For the three months ended June 30, 2000 and 1999, CAD to Common Shares was $7.7 million and $7.1 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended June 30, 2000 and 1999 were $7.3 million and $6.8 million, respectively. The Company's Common Share dividend for the three months ended June 30, 2000 of $0.4175 represents a payout ratio of 94.9% of CAD. The Company's Common Share dividend for the three months ended June 30, 1999 of $0.400 represents a payout ratio of 95.3% of CAD.

     The Company expects to meet its cash needs in the short term, which consist primarily of funding new investments, operating expenses and dividends on the Common Shares and other equity, from cash on hand, operating cash flow, equity proceeds and securitization proceeds. The Company's business plan includes making additional investments during 2000.

Income Tax Considerations

     MuniMae is organized as a limited liability company and as a result, no recognition of income taxes is made. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes.

     However, as a result of the Midland acquisition, in October 1999, the Company restructured its operations into two segments, an operating segment and an investing segment (see Note 9 to the consolidated financial statements). The operating segment, which is directly or indirectly wholly owned by MuniMae, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different to each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

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

PART II. OTHER INFORMATION

Item 5.  Other Information

Securities Sale

     On June 2, 2000, TE Bond Sub sold 30 Series B Preferred Shares. The Series B Preferred Shares were offered and sold to "qualified institutional buyers" through Merrill Lynch and PaineWebber, Incorporated, without being registered under the Securities Act pursuant to the exemption afforded by Rule 144A under the Securities Act.

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

         27   Financial Data Schedule

     (b)      Reports on Form 8-K:

              There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

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

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By: /s/ Mark K. Joseph
     Mark K. Joseph
     Chairman of the Board, Chief Executive Officer (Principal Executive
       Officer), and Director

By: /s/ Gary Mentesana
       Gary Mentesana
       Chief Financial Officer (Principal Financial Officer and
         Principal Accounting Officer)

DATED: August 11, 2000



                                                  INDEX TO EXHIBITS



Exhibit
Number
                        Document
27                      Financial Data Schedule