Form 10-Q
period 2000-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2000-11-13
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              For the quarterly period ended: September 30, 2000
                      Commission file number:  001-11981



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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 17,462,761 Common Shares outstanding as of November 6, 2000.

                        MUNICIPAL MORTGAGE & EQUITY, LLC

                               INDEX TO FORM 10-Q

Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



PART I.  OTHER INFORMATION

Item 1.  Financial Statements


                                         MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                            (unaudited)
                                                                           September 30,    December 31,
                                                                               2000             1999
                                                                         ---------------  --------------
ASSETS

Cash and cash equivalents ................................................   $  41,359      $  54,417
Interest receivable ......................................................       7,281          8,118
Investment in mortgage revenue bonds, net (Note 3) .......................     464,670        391,544
Investment in other bond related investments (Note 4) ....................       8,022          8,338
Loans receivable (Note 5) ................................................     356,452        286,489
Restricted assets ........................................................      31,498         15,833
Other assets .............................................................      13,902          8,246
Property and equipment ...................................................         938            894
Goodwill .................................................................      26,804         27,867
                                                                             ---------      ---------
Total assets .............................................................   $ 950,926      $ 801,746
                                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 6) ...................................................   $ 326,210      $ 261,956
Accounts payable, accrued expenses and other liabilities .................      21,461         19,327
Investment in other bond related investments (Note 4) ....................      13,004          8,249
Distributions payable ....................................................       2,606          1,444
Short-term debt ..........................................................      23,970           --
Long-term debt ...........................................................      66,876         67,000
                                                                             ---------      ---------
Total liabilities ........................................................     454,127        357,976
                                                                             ---------      ---------

Commitments and contingencies ............................................        --             --

Preferred shareholders' equity in a subsidiary company (Note 2) ..........     137,676         80,159

Shareholders' equity:
Preferred shares:
    Series I (14,933 shares issued and outstanding) ......................       9,569         10,105
    Series II (7,226 shares issued and outstanding) ......................       4,740          5,720
Preferred capital distribution shares:
    Series I (7,798 shares issued and outstanding) .......................       3,477          3,756
    Series II (3,164 shares issued and outstanding) ......................       1,211          1,632
Term growth shares (2,000 shares issued and outstanding) .................         172            165
Common shares (17,543,012 shares, including 17,528,011 issued, and 15,001 deferred shares at September 30, 2000 and 17,538,140 shares, including
    17,528,011 issued, and 10,129 deferred shares at December 31, 1999) ..     324,605        324,443
Less common shares held in treasury at cost (80,346 shares
    and 146,076, respectively) ...........................................      (1,335)        (2,481)
Less unearned compensation  - deferred shares ............................      (4,394)        (3,468)
Accumulated other comprehensive income ...................................      21,078         23,739
                                                                             ---------      ---------
Total shareholders' equity ...............................................     359,123        363,611
                                                                             ---------      ---------

Total liabilities and shareholders' equity ...............................   $ 950,926      $ 801,746
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




                                                   MUNICIPAL MORTGAGE & EQUITY, LLC
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except share and per share data)
                                                             (unaudited)

                                                                       For the three months ended     For the nine months ended
                                                                              September 30,                  September 30,
                                                                      -----------------------------  ----------------------------
                                                                          2000           1999            2000           1999
                                                                      -------------- --------------  -------------  -------------
INCOME:

Interest on mortgage revenue bonds and other bond related investments   $    10,293   $    10,144   $    30,018   $    26,251
Interest on loans ...................................................         8,563           566        22,948         1,637
Loan origination and brokerage fees .................................         2,833            98         4,829           242
Loan servicing fees .................................................         1,325           206         4,163           733
Interest on short-term investments ..................................         1,158           391         3,128         1,075
Other income ........................................................         1,519           230         3,790           397
Net gain on sales ...................................................           181          --             200         1,478
                                                                        -----------   -----------   -----------   -----------
Total income ........................................................        25,872        11,635        69,076        31,813
                                                                        -----------   -----------   -----------   -----------
EXPENSES:

Salaries and benefits ...............................................         3,843         1,355        10,827         3,132
Operating expenses ..................................................         2,169           634         5,675         1,617
Goodwill and other intangibles amortization .........................           358          --           1,074          --
Interest expense ....................................................         8,403           846        22,303         1,746
                                                                        -----------   -----------   -----------   -----------
Total expenses ......................................................        14,773         2,835        39,879         6,495
                                                                        -----------   -----------   -----------   -----------
Net income before income allocated to preferred shareholders
      in a subsidiary company and income taxes ......................        11,099         8,800        29,197        25,318
Income allocable to preferred shareholders in a subsidiary company ..         2,606         1,444         5,868         1,989
                                                                        -----------   -----------   -----------   -----------
Net income before  income taxes .....................................         8,493         7,356        23,329        23,329
Income taxes ........................................................           720          --             904          --
                                                                        -----------   -----------   -----------   -----------
Net income ..........................................................   $     7,773   $     7,356   $    22,425   $    23,329
                                                                        ===========   ===========   ===========   ===========

Net income allocated to:
      Preferred shares:
        Series I ....................................................   $       193   $       232   $       620   $       816
                                                                        ===========   ===========   ===========   ===========
        Series II ...................................................            78           123           254           408
                                                                        ===========   ===========   ===========   ===========
      Preferred capital distribution shares:
        Series I ....................................................   $        76   $        96   $       248   $       352
                                                                        ===========   ===========   ===========   ===========
        Series II ...................................................            20            40            67           133
                                                                        ===========   ===========   ===========   ===========
      Term growth shares ............................................   $       172   $       156   $       504   $       438
                                                                        ===========   ===========   ===========   ===========
      Common shares .................................................   $     7,234   $     6,709   $    20,732   $    21,182
                                                                        ===========   ===========   ===========   ===========

Basic net income per share:
      Preferred shares:
        Series I ....................................................   $     12.97   $     15.52   $     41.56   $     54.62
                                                                        ===========   ===========   ===========   ===========
        Series II ...................................................         10.68         17.07         35.09         56.51
                                                                        ===========   ===========   ===========   ===========
      Preferred capital distribution shares:
        Series I ....................................................   $      9.78   $     12.40   $     31.82   $     45.18
                                                                        ===========   ===========   ===========   ===========
        Series II ...................................................          6.12         12.60         21.10         41.96
                                                                        ===========   ===========   ===========   ===========
      Common shares .................................................   $      0.41   $      0.40   $      1.19   $      1.26
                                                                        ===========   ===========   ===========   ===========
      Weighted average common shares outstanding ....................    17,447,886    16,805,960    17,436,639    16,806,229

Diluted net income per share:
      Common shares .................................................   $      0.40   $      0.39   $      1.16   $      1.24
                                                                        ===========   ===========   ===========   ===========
      Weighted average common shares outstanding ....................    18,059,115    17,508,274    17,880,850    17,338,361

The accompanying notes are an integral part of these financial statements.




                                             MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                (In thousands) (unaudited)

                                                                 For the three months ended     For the nine months ended
                                                                         September 30,                September 30,
                                                                 ---------------------------   ----------------------------
                                                                    2000           1999            2000           1999
                                                                 ------------   ------------   -------------  -------------
Net income ....................................................      $ 7,773        $ 7,356        $ 22,425       $ 23,329
                                                                 ------------   ------------   -------------  -------------

Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
    during the period .........................................       (5,379)        (2,291)         (2,480)           756
    Reclassification adjustment for (gains) losses
       included in net income .................................         (181)          --              (181)           787
                                                                 ------------   ------------   -------------  -------------
Other comprehensive income (loss) .............................       (5,560)        (2,291)         (2,661)         1,543
                                                                 ------------   ------------   -------------  -------------

Comprehensive income ..........................................      $ 2,213        $ 5,065        $ 19,764       $ 24,872
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




                                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                          (In thousands, except share data) (unaudited)



                                              Preferred Capital                                              Accumulated
                           Preferred Shares Distribution Shares   Term                                         Other
                         ------------------ -------------------  Growth    Common    Treasury   Unearned   Comprehensive
                          SeriesI  SeriesII   SeriesI SeriesII   Shares    Shares     Shares  Compensation  Income (Loss)  Total
                         --------- -------- --------- --------  ------- ----------- --------- ------------ -------------  ---------
Balance,
 January 1, 2000 .........$10,105  $ 5,720   $3,756   $ 1,632    $ 165   $  324,443  $(2,481) $  (3,468)   $  23,739      $363,611
 Net income ..............    620      254      248        67      504       20,732      --        --           --          22,425
 Unrealized losses on
  investments, net of
  reclassifications ......   --       --       --        --       --        --           --        --         (2,661)       (2,661)
 Distributions ........... (1,156)  (1,234)    (527)     (488)    (497)     (21,586)     --        --           --         (25,488)
 Purchase of treasury
  shares ............ ....   --       --       --        --       --        --          (191)      --           --            (191)
 Reissuance of treasury
  shares .................   --       --       --        --       --           (760)   1,337       --           --             577
 Deferred shares issued
  under the Non-Employee
  Directors' Share Plans..   --       --       --        --       --             98      --        --           --              98
 Deferred share grants ...   --       --       --        --       --          1,678      --      (1,678)        --           --
 Amortization of deferred
  compensation ...........   --       --       --        --       --         --          --         752         --             752
                         --------- --------- -------- --------  ------- ----------- --------- ------------ -------------  ---------
Balance,
 September 30, 2000 ......$ 9,569  $ 4,740   $3,477   $ 1,211   $  172  $   324,605  $(1,335)  $ (4,394)   $  21,078      $359,123
                         ========= ========= ======== ========  ======= =========== ========= ============ =============  =========

                                              Preferred Capital
                            Preferred Shares Distribution Shares
                           ----------------- -----------------    Term
                                                                 Growth    Common    Treasury
 SHARE ACTIVITY:          SeriesI  SeriesII  SeriesI  SeriesII   Shares    Shares     Shares
                         --------- -------- --------- --------  ------- ----------- ---------
Balance,
 January 1, 2000 ......... 14,933    7,226    7,798     3,164    2,000   17,392,064  146,076
 Purchase of treasury
  shares .................   --       --       --        --       --         (9,042)   9,042
 Reissuance of treasury
  shares .................   --       --       --        --       --         74,772  (74,772)
 Deferred shares
  issued under the
  Non-Employee Directors'
  Share Plans ............   --       --       --        --       --          4,872     --
                         --------- -------- --------- --------  ------- ----------- ---------
Balance,
 September 30, 2000 ...... 14,933    7,226    7,798    3,164     2,000   17,462,666   80,346
                          ======== ======== ========= ========  ======= =========== ========




                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (unaudited)

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                              --------------------------------
                                                                                   2000             1999
                                                                              ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................   $  22,425    $  23,329
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company ..........       5,868        1,989
    Decrease in valuation allowance on parity working capital loans .............         (32)        (584)
    Net gain on sales ...........................................................        (200)      (1,478)
    Net amortization of premiums, discounts and fees on investments .............         227          223
    Depreciation and amortization ...............................................       1,217           44
    Loss on disposal of fixed assets ............................................           3         --
    Deferred share compensation expense .........................................         752          445
    Deferred shares issued under the Non-Employee Directors' Share Plans ........          98           46
    Director fees paid and share awards made by reissuance of treasury shares ...          14           10
    (Increase) decrease in interest receivable ..................................         837       (1,003)
    Increase in other assets ....................................................      (5,025)        (651)
    Increase in accounts payable, accrued expenses and other liabilities ........       2,266          719
                                                                                    ---------    ---------
Net cash provided by operating activities .......................................      28,450       23,089
                                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments,
    loan originations and other investments .....................................    (366,948)    (126,993)
Principal payments received .....................................................     174,927          390
Net proceeds from sales of investments ..........................................      51,073       58,597
Purchases of property and equipment .............................................        (190)         (60)
Net investment in restricted investments ........................................     (19,380)        --
Net (investment) reduction in restricted cash ...................................       3,715       (2,112)
                                                                                    ---------    ---------
Net cash used in investing activities ...........................................    (156,803)     (70,178)
                                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities ...............................................     315,958         --
Repayment of credit facilities ..................................................    (252,204)        --
Proceeds from short-term debt ...................................................      23,970         --
Repayment of long-term debt .....................................................        (124)        --
Issuance of preferred shares in a subsidiary company ............................      57,616       80,153
Retirement of preferred shares ..................................................        --           (927)
Proceeds from stock options exercised ...........................................         563         --
Purchase of treasury shares .....................................................        (191)        (289)
Distributions ...................................................................     (25,488)     (23,017)
Distributions to preferred shares in a subsidiary company .......................      (4,805)        (545)
                                                                                    ---------    ---------
Net cash provided by financing activities .......................................     115,295       55,375


Net increase (decrease) in cash and cash equivalents ............................     (13,058)       8,286
Cash and cash equivalents at beginning of period ................................      54,417       23,164
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  41,359    $  31,450
                                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...................................................................   $  22,349    $   1,290
                                                                                    =========    =========
Income taxes paid ...............................................................   $     621    $    --
                                                                                    =========    =========

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility .................................   $    --      $  67,000
                                                                                    =========    =========

Investment in a partnership under a note payable obligation .....................   $     500    $    --
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

New Accounting Pronouncement

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended by FAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB 133". In addition, during 2000, the Financial Accounting Standards Board issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS
133. FAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company has several types of financial instruments that may meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, interest rate caps, put option contracts, loan commitments and total return swaps. Currently the Company marks most of these instruments to fair value on a quarterly basis. Some of these instruments are held to reduce the Company's exposure to fluctuating interest rates. Accordingly, the change in fair value is recorded in other comprehensive income, which corresponds to the accounting for the underlying instrument. The exceptions are loan commitments and put option contracts, which are currently off-balance sheet instruments. Under FAS 133, the Company believes the loan commitments and put option contracts may be recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. If the Company does not prove that its current hedging activities are effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133, the changes in fair value would be recorded through current income rather than through other comprehensive income. At this time, the Company is continuing to assess the impact of FAS 133 on its financial condition and results of operations. However, the Company believes the impact on future earnings could be material.

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


                                                      Series A                   Series B
                                                  Preferred Shares           Preferred Shares
                                                 ------------------         ------------------
             Issue date                             May 27, 1999               June 2, 2000
             Number of shares                            42                         30
             Par amount per share                    $2,000,000                 $2,000,000
             Dividend rate                             6.875%                      7.75%
             First remarketing date                June 30, 2009             November 1, 2010
             Mandatory tender date                 June 30, 2009             November 1, 2010
             Redemption date                       June 30, 2049               June 30, 2050


         The following table reflects the composition of the Series A and Series
B Preferred Shareholders' equity in TE Bond Sub.

                                                             Series A             Series B
                                                         Preferred Shares     Preferred Shares       Total
                                                        ------------------   ------------------     -------
     Balance, December 31, 1999 ......................     $  80,159            $    --           $  80,159
     Issuance of preferred shares ....................          --                 57,616            57,616
     Income allocable to preferred shares ............         4,332                1,536             5,868
     Distributions ...................................        (4,431)              (1,536)           (5,967)
                                                           -----------          ---------         ----------
     Balance, September 30, 2000 .....................     $  80,060            $  57,616         $ 137,676
                                                           ===========          =========         ==========


         The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 3 and in footnotes to the Other Bond Related Investments table in Note 4. The fair value of such assets aggregated $404.6 million at September 30, 2000.

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

          The following table provides certain information with respect to the bonds held by the Company at September 30, 2000 and December 31, 1999.


                                                                                       September 30, 2000
                                                                      ---------------------------------------------------
                                                   Base                 Face        Amortized    Unrealized     Fair
Investment in Mortgage                   Year    Interest  Maturity    Amount         Cost       Gain (Loss)   Value
Revenue Bonds                          Acquired  Rate (12)   Date      (000s)        (000s)        (000s)      (000s)
---------------------------            --------- --------- ---------- ------------ ------------  ----------- ------------
Participating Bonds (1):
    Alban Place ...........(2),(4),(5)   1986       7.875  Oct. 2008     $ 10,065      $ 10,065       $ (60)   $ 10,005
    Cobblestone ...........(4),(10)      1999       7.125  Aug. 2039        6,800         6,732          68       6,800
    Creekside Village .....(2),(4),(5)   1987       7.500  Nov. 2009       11,760         7,396         477       7,873
    Crossings .............(4),(10)      1997       8.000  Jul. 2007        6,857         6,764         684       7,448
    Emerald Hills .........(2),(4),(5)   1988       7.750  Apr. 2008        6,725         6,725       2,179       8,904
    Lakeview Garden .......(2),(4),(5)   1987       7.750  Aug. 2007        9,003         4,919       1,103       6,022
    Mountain View
     (Willowgreen) ........(2),(4)       1986       8.000  Dec. 2010        9,275         6,769         968       7,737
    Newport On Seven ......(2),(4),(5)   1986       8.125  Aug. 2008       10,125         7,898       3,084      10,982
    North Pointe ..........(2),(4)       1986       7.875  Aug. 2006       25,185        12,739       8,010      20,749
    Northridge Park .......(2),(4),(5)   1987       7.500  Jun. 2012        8,815         8,815          82       8,897
    Southfork Village .....(2),(7)       1988       7.875  Jan. 2009       10,375        10,375       1,672      12,047
    Stone Mountain ........(8)           1997       7.875  Oct. 2027       33,900        34,085        (185)     33,900
    Villas at LaRiveria ...(4),(10)      1999       7.125  Jun. 2034        8,850         8,744         150       8,894
                                                                     -------------- ------------  ----------- -----------
    Subtotal participating bonds                                          157,735       132,026      18,232     150,258
                                                                     -------------- ------------  ----------- -----------

Non-Participating Bonds:
    Baytown ...............(10)          2000       7.750  Jun. 2030        5,000         4,950           -       4,950
    Charter House .........              1996       7.450  Jul. 2026           25            25           -          25
    Cielo Vista ...........(4),(10)      1999       7.125  Sep. 2034        9,510         9,437         (58)      9,379
    Cool Springs ..........(10)          2000       7.750  Aug. 2030       14,472        14,313          14      14,327
    Country Club ..........(10)          1999       7.250  Aug. 2029        2,488         2,457        (118)      2,339
    Delta Village .........(10)          1999       7.125  Jun. 2035        2,011         1,977        (106)      1,871
    Elmbrook-Golden .......(10)          2000       7.800  May. 2035        2,800         2,746          54       2,800
    Gannon-Cedar Run ......(4),(10)      1998       7.125  Dec. 2025       13,200        13,238        (236)     13,002
    Gannon-Dade ...........(9)           1998       7.125  Dec. 2029       54,999        55,277      (1,053)     54,224
    Gannon-Whispering Palms(9)           1998       7.125  Dec. 2029       12,676        12,737        (263)     12,474
    Gannon Bond ...........(4),(10)      1998       7.125  Dec. 2029        3,500         3,500         (53)      3,447
    Hidden Valley .........(10)          1996       8.250  Jan. 2026        1,640         1,640          33       1,673
    Honey Creek ...........(9),(10)      2000       7.625  Jul. 2035       20,485        20,277        (355)     19,922
    Lake Piedmont .........(4),(10)      1998       7.725  Apr. 2034       19,122        19,028      (4,591)     14,437
    Oakbrook ..............(4),(10)      1996       8.200  Jul. 2026        3,105         3,134          95       3,229
    Oakmont/Towne Oaks ....(4),(10)      1998       7.200  Jan. 2034       11,256        11,234        (213)     11,021
    Orangevale ............(4),(10)      1998       7.000  Oct. 2013        2,355         2,355         (59)      2,296
    Paola .................(10)          1999       7.250  Aug. 2029        1,049         1,036         (88)        948
    Parkwood ..............(4),(10)      1999       7.125  Jun. 2035        3,910         3,842        (112)      3,730
    Riverset Phase II                    1996       9.500  Oct. 2019          110           105           8         113
    Sahuarita .............(10)          1999       7.125  Jun. 2029        2,120         2,108        (229)      1,879
    Santa Fe Springs ......(9)           2000       (14)   Jun. 2025       15,100        11,516         (40)     11,476
    Shadowbrook ...........(4),(10)      1999       6.850  Jun. 2029        5,780         5,767         (16)      5,751
    Southwinds ............(10)          2000       8.000  Sept.2030        4,350         4,263          87       4,350
    Torries Chase .........(4),(10)      1996       8.150  Jan. 2026        2,010         2,010          50       2,060
    University Courtyard ..(10)          2000       7.250  Mar. 2040        9,850         9,749         (47)      9,702
    Villa Hialeah-refunded.(4),(5)       1999       6.000  Aug. 2019       10,250         8,005       1,528       9,533
    Western Hills .........(10)          1998       7.000  Dec. 2029        3,034         3,034        (257)      2,777
    Wheeler Creek .........(10)          1998       (6)    Jan. 2003        7,902         7,790         191       7,981
    Woodmark ..............(10)          1999       7.125  Jun. 2039       10,200        10,073        (230)      9,843
                                                                     ------------- ------------  ----------- ------------
    Subtotal non-participating bonds ................................     254,309       247,623      (6,064)    241,559
                                                                     ------------- ------------  ----------- ------------


                                                                                       December 31, 1999
                                                                      ---------------------------------------------------
                                                   Base                  Face       Amortized     Unrealized      Fair
Investment in Mortgage                   Year    Interest  Maturity     Amount         Cost       Gain (Loss)     Value
Revenue Bonds                          Acquired  Rate (12)   Date       (000s)        (000s)        (000s)        (000s)
---------------------------            --------- --------- ---------- ----------- ------------- ------------- -----------
Participating Bonds (1):
    Alban Place .......... (2),(4),(5)   1986       7.875  Oct. 2008     $ 10,065      $ 10,065       $ 209    $ 10,274
    Cobblestone .......... (4),(10)      1999       7.125  Aug. 2039        6,800         6,732           -       6,732
    Creekside Village .... (2),(4),(5)   1987       7.500  Nov. 2009       11,760         7,396         422       7,818
    Crossings ............ (4),(10)      1997       8.000  Jul. 2007        6,910         6,817         637       7,454
    Emerald Hills ........ (2),(4),(5)   1988       7.750  Apr. 2008        6,725         6,725       1,655       8,380
    Lakeview Garden ...... (2),(4),(5)   1987       7.750  Aug. 2007        9,003         4,919         612       5,531
    Mountain View
     (Willowgreen) ....... (2),(4)       1986       8.000  Dec. 2010        9,275         6,769       1,038       7,807
    Newport On Seven ..... (2),(4),(5)   1986       8.125  Aug. 2008       10,125         7,898       2,964      10,862
    North Pointe ......... (2),(4)       1986       7.875  Aug. 2006       25,185        12,739       7,329      20,068
    Northridge Park ...... (2),(4),(5)   1987       7.500  Jun. 2012        8,815         8,815           6       8,821
    Southfork Village .... (2),(7)       1988       7.875  Jan. 2009       10,375        10,375       2,800      13,175
    Stone Mountain ....... (8)           1997       7.875  Oct. 2027       33,900        34,108        (208)     33,900
    Villas at LaRiveria .. (4),(10)      1999       7.125  Jun. 2034        8,850         8,744        (115)      8,629
                                                                     ------------ ------------- ------------- -----------
    Subtotal participating bonds ....................................     157,788       132,102      17,349     149,451
                                                                     ------------ ------------- ------------- -----------

Non-Participating Bonds:
    Baytown .............. (10)          2000       7.750  Jun. 2030            -             -           -           -
    Charter House ........               1996       7.450  Jul. 2026           30            30           -          30
    Cielo Vista .......... (4),(10)      1999       7.125  Sep. 2034        9,540         9,467        (165)      9,302
    Cool Springs ......... (10)          2000       7.750  Aug. 2030           -             -            -           -
    Country Club ......... (10)          1999       7.250  Aug. 2029        2,490         2,459         (93)      2,366
    Delta Village ........ (10)          1999       7.125  Jun. 2035        2,011         1,977         (94)      1,883
    Elmbrook-Golden ...... (10)          2000       7.800  May  2035            -             -           -           -
    Gannon-Cedar Run ..... (4),(10)      1998       7.125  Dec. 2025       13,200        13,238        (434)     12,804
    Gannon-Dade .......... (9)           1998       7.125  Dec. 2029       55,050        55,329      (1,793)     53,536
    Gannon-Whispering Palms(9)           1998       7.125  Dec. 2029       12,750        12,810        (443)     12,367
    Gannon Bond .......... (4),(10)      1998       7.125  Dec. 2029        3,500         3,500         (96)      3,404
    Hidden Valley ........ (10)          1996       8.250  Jan. 2026        1,660         1,660          45       1,705
    Honey Creek .......... (9),(10)      2000       7.625  Jul. 2035            -             -           -           -
    Lake Piedmont ........ (4),(10)      1998       7.725  Apr. 2034       19,134        19,040      (3,403)     15,637
    Oakbrook ............. (4),(10)      1996       8.200  Jul. 2026        3,135         3,164         101       3,265
    Oakmont/Towne Oaks ... (4),(10)      1998       7.200  Jan. 2034       11,275        11,253        (711)     10,542
    Orangevale ........... (4),(10)      1998       7.000  Oct. 2013        2,435         2,435        (116)      2,319
    Paola ................ (10)          1999       7.250  Aug. 2029        1,050         1,037         (39)        998
    Parkwood ............. (4),(10)      1999       7.125  Jun. 2035        3,910         3,842        (113)      3,729
    Riverset Phase II ....               1996       9.500  Oct. 2019          110           105           8         113
    Sahuarita ............ (10)          1999       7.125  Jun. 2029           51            39           6          45
    Santa Fe Springs ..... (9)           2000       (14)   Jun. 2025            -             -           -           -
    Shadowbrook .......... (4),(10)      1999       6.850  Jun. 2029        5,780         5,767          13       5,780
    Southwinds ........... (10)          2000       8.000  Sept.2030            -             -           -           -
    Torries Chase ........ (4),(10)      1996       8.150  Jan. 2026        2,030         2,030          75       2,105
    University Courtyard . (10)          2000       7.250  Mar. 2040            -             -           -           -
    Villa Hialeah-refunded (4),(5)       1999       6.000  Aug. 2019       10,250         8,005       1,015       9,020
    Western Hills ........ (10)          1998       7.000  Dec. 2029        3,040         3,040        (243)      2,797
    Wheeler Creek ........ (10)          1998       (6)    Jan. 2003          373           261           -         261
    Woodmark ............. (10)          1999       7.125  Jun. 2039       10,200        10,073        (485)      9,588
                                                                     ------------ ------------- ------------- -----------
    Subtotal non-participating bonds ................................     173,004       170,561      (6,965)    163,596
                                                                     ------------ ------------- ------------- -----------


                                                                                       September 30, 2000
                                                                     ----------------------------------------------------
                                                   Base                 Face        Amortized    Unrealized      Fair
Investment in Mortgage                   Year    Interest  Maturity    Amount         Cost       Gain (Loss)     Value
Revenue Bonds                          Acquired  Rate (12)   Date      (000s)        (000s)        (000s)       (000s)
---------------------------            --------- --------- --------- ------------ -------------- ----------- ------------
Participating Subordinate Bonds (1):
    Barkley Place ........ (3),(4),(10)  1995      16.000  Jan. 2030        3,480         2,445       5,625       8,070
    Gilman Meadows ....... (3),(4),(10)  1995       3.000  Jan. 2030        2,875         2,530       1,990       4,520
    Hamilton Chase ....... (3),(4),(10)  1995       3.000  Jan. 2030        6,250         4,140         (44)      4,096
    Mallard Cove I ....... (3),(4),(10)  1995       3.000  Jan. 2030        1,670           798         297       1,095
    Mallard Cove II ...... (3),(4),(10)  1995       3.000  Jan. 2030        3,750         2,429         945       3,374
    Meadows .............. (3),(4),(10)  1995      16.000  Jan. 2030        3,635         3,716         202       3,918
    Montclair ............ (3),(4),(10)  1995       3.000  Jan. 2030        6,840         1,691       2,832       4,523
    Newport Village ...... (3),(4),(10)  1995       3.000  Jan. 2030        4,175         2,973       1,392       4,365
    Nicollet Ridge ....... (3),(4),(10)  1995       3.000  Jan. 2030       12,415         6,075       2,729       8,804
    Riverset Phase II ....               1996      10.000  Oct. 2019        1,489             -       1,374       1,374
    Steeplechase ......... (3),(4),(10)  1995      16.000  Jan. 2030        5,300         4,224        (639)      3,585
    Whispering Lake ...... (3),(4),(10)  1995       3.000  Jan. 2030        8,500         4,779       3,959       8,738
    Winter Oaks B bond ...    (10)       1999       7.500  Jul. 2022        2,184         2,133         (15)      2,118
    Winter Oaks C bond ...    (10)       1999      10.000  Jul. 2022        2,141         1,654         310       1,964
                                                                     ------------- -------------- ----------- -----------
    Subtotal participating subordinate bonds ........................      64,704        39,587      20,957      60,544
                                                                     ------------- -------------- ----------- -----------

Non-Participating Subordinate Bonds:
    CapReit B ............               1999      11.000 Sept. 2005        5,000         4,949         100       5,049
    Cinnamon Ridge .......               1999       5.000  Jan. 2015        1,832         1,218         (27)      1,191
    Farmington Meadows ... (10)          1999       8.000  Aug. 2039        1,993         1,948          45       1,993
    Independence Ridge ... (10)          1996      12.500  Dec. 2015        1,045         1,045          94       1,139
    Locarno .............. (10)          1996      12.500  Dec. 2015          675           675          41         716
    Olde English Manor ... (11)          1998      10.570  Nov. 2033        1,273         1,268        (172)      1,096
    Rillito Village ...... (13)          1999      13.000  Dec. 2033        1,044         1,241        (116)      1,125
                                                                     ------------- -------------- ----------- -----------
    Subtotal non-participating subordinate bonds ....................      12,862        12,344         (35)     12,309
                                                                     ------------- -------------- ----------- -----------
Total investment in mortgage revenue bonds ..........................   $ 489,610     $ 431,580    $ 33,090   $ 464,670
                                                                     ============= ============== =========== ===========




                                                                                       December 31, 1999
                                                                     ----------------------------------------------------
                                                   Base                 Face       Amortized     Unrealized      Fair
Investment in Mortgage                   Year    Interest  Maturity    Amount         Cost      Gain (Loss)      Value
Revenue Bonds                          Acquired  Rate (12)   Date      (000s)        (000s)        (000s)       (000s)
---------------------------            --------- --------- --------- ------------ ------------- ------------- -----------
Participating Subordinate Bonds (1):
    Barkley Place .........(3),(4),(10)  1995      16.000  Jan. 2030        3,480         2,445       3,775       6,220
    Gilman Meadows ........(3),(4),(10)  1995       3.000  Jan. 2030        2,875         2,530       1,903       4,433
    Hamilton Chase ........(3),(4),(10)  1995       3.000  Jan. 2030        6,250         4,140          (6)      4,134
    Mallard Cove I ........(3),(4),(10)  1995       3.000  Jan. 2030        1,670           798         316       1,114
    Mallard Cove II .......(3),(4),(10)  1995       3.000  Jan. 2030        3,750         2,429         951       3,380
    Meadows ...............(3),(4),(10)  1995      16.000  Jan. 2030        3,635         3,716         110       3,826
    Montclair .............(3),(4),(10)  1995       3.000  Jan. 2030        6,840         1,691       2,511       4,202
    Newport Village .......(3),(4),(10)  1995       3.000  Jan. 2030        4,175         2,973       1,323       4,296
    Nicollet Ridge ........(3),(4),(10)  1995       3.000  Jan. 2030       12,415         6,075       2,605       8,680
    Riverset Phase II .....              1996      10.000  Oct. 2019        1,489             -       1,294       1,294
    Steeplechase ..........(3),(4),(10)  1995      16.000  Jan. 2030        5,300         4,224        (323)      3,901
    Whispering Lake .......(3),(4),(10)  1995       3.000  Jan. 2030        8,500         4,779       4,540       9,319
    Winter Oaks B bond ....   (10)       1999       7.500  Jul. 2022        2,184         2,133         (58)      2,075
    Winter Oaks C bond ....   (10)       1999      10.000  Jul. 2022        2,141         1,654         251       1,905
                                                                     ------------ ------------- ------------- -----------
    Subtotal participating subordinate bonds ........................      64,704        39,587      19,192      58,779
                                                                     ------------ ------------- ------------- -----------

Non-Participating Subordinate Bonds:
    CapReit B .............              1999      11.000  Sept.2005       13,000        12,870           -      12,870
    Cinnamon Ridge ........              1999       5.000  Jan. 2015        1,899         1,285        (145)      1,140
    Farmington Meadows ....(10)          1999       8.000  Aug. 2039        1,999         1,954          45       1,999
    Independence Ridge ....(10)          1996      12.500  Dec. 2015        1,045         1,045          52       1,097
    Locarno ...............(10)          1996      12.500  Dec. 2015          675           675          81         756
    Olde English Manor ....(11)          1998      10.570  Nov. 2033        1,273         1,268        (160)      1,108
    Rillito Village .......(13)          1999      13.000  Dec. 2033          860           856        (108)        748
                                                                    ------------- ------------- ------------- -----------
    Subtotal non-participating subordinate bonds ...................       20,751        19,953        (235)     19,718
                                                                    ------------- ------------- ------------- -----------
Total investment in mortgage revenue bonds .........................    $ 416,247     $ 362,203    $ 29,341   $ 391,544
                                                                    ============= ============= ============= ===========


    (1)  These bonds also contain additional interest features contingent on available cash flow.
    (2)  One of the original 22 bonds.
    (3)  Series B Bonds derived from original 22 bonds.
    (4)  These assets were pledged as collateral as of September 30, 2000.
    (5)  TE Bond Sub owns an 87% interest in these investments.
    (6)  The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.
    (7)  The  original bond was traunched into two smaller bonds with 87% ownership to TE Bond Sub.  The 87% bond owned by TE Bond Sub was pledged as collateral at September 30, 2000.
    (8)  The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate which was pledged as collateral at September 30, 2000.
    (9)  The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
    (10) Investments held by TE Bond Sub or its subsidiaries. (See Note 2 to the consolidated  financial statements.)
    (11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
    (12) The base interest rate  represents the permanent base interest rate on the investment as of September 30, 2000.
    (13) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.
    (14) The permanent interest rate resets annually based on 80% of the one year treasury bill.
    (15) As od September 30, 2000, $8.0 million of this asset was pledged as collateral.


     In the third quarter the Company originated $42.1 million (par amount) in mortgage revenue bonds collateralized by five apartment communities with 923 units for a total purchase price of $42.1 million. The weighted average permanent interest rate on the bonds is 7.72% per annum and the maturity dates range from August 2030 to July 2035. The Company received $0.7 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or of the services provided.

         During the third quarter, the Company securitized two bonds with a face amount of $31.2 million to Merrill Lynch. The bonds were deposited into the Merrill Lynch P-FLOATs(sm) program (defined in Note 4) and the Company purchased RITES(sm) investments (defined in Note 4). Also in the third quarter, the Company sold $8.0 million of its $13.0 million investment in the CapReit portfolio bond to Merrill Lynch. The Company recognized a gain of $80,000 on this transaction. These bonds were sold to generate proceeds for new investments.

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the term debt financing completed in March 1999. At September 30, 2000 the total carrying amount of the mortgage revenue bonds pledged as collateral was $289.7 million. The Company also purchased other investments which it has pledged to the pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. These assets totaling $19.4 million at September 30, 2000 are included in restricted assets on the balance sheet.

NOTE 4 - OTHER BOND RELATED INVESTMENTS AND FINANCIAL RISK MANAGEMENT

         The Company's other bond related investments are primarily investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") Program. The RITES(sm) are part of a program under which a bond is placed into a trust and two types of securities are sold by the trust, P-FLOATs(sm) and RITES(sm). The P-FLOATs(sm) are the senior security and bear interest at a rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOATs(sm) at par. The RITES(sm) are the subordinate security and receive the residual interest. The residual interest is the remaining interest on the bond after payment of all fees and the P-FLOATs(sm) interest. In conjunction with the purchase of the RITES(sm) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(sm). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. The following table provides certain information with respect to the other bond related investments held by the Company at September 30, 2000 and December 31, 1999.



                                                                                    September 30, 2000
                                                      ---------------------------------------------------- --------------
                                                         Face      Amortized      Unrealized          Fair Value
                                              Year      Amount        Cost       Gain (Loss)      Assets   Liabilities (4)
Other Bond Related Investments:             Acquired    (000s)       (000s)         (000s)        (000s)      (000s)
---------------------------------------     --------- ----------- ------------- ---------------  --------- --------------

Investment in RITES:
     Briarwood ........................(1)    1999      $    135     $     104      $     (745)   $      -    $    (641)
     Charter House ....................(1)    1996            80           252             (98)        154            -
     Cinnamon Ridge ...................(1)    2000             5           331              (7)        324            -
     Indian Lakes .....................(1)    1997         3,250         3,361            (131)      3,230            -
     LaPaloma .........................(1)    1999             8             8            (285)          -         (277)
     LeMirador (Coleman Senior) .......(1)    1999           165             4              34          38            -
     Meridian at Bridgewater ..........(1)    1999             5            45            (324)          -         (279)
     Oklahoma City ....................(1)    1998           195           241          (2,825)          -       (2,584)
     Olde English Manor ...............(1)    1999            76            96            (229)          -         (133)
     Palisades Park ...................(1)    1999           100            94            (287)          -         (193)
     Park at Landmark .................       2000             5            21               -          21            -
     Pavilion .........................(1)    1999             5             5            (357)          -         (352)
     Queen Anne IV ....................(1)    1998            65            65            (137)          -          (72)
     Rancho Mirage/Castle Hills .......(1)    2000             5             5             127         132            -
     Rillito Village ..................(1)    1999            65            64            (469)          -         (405)
     Riverset Phase I .................(1)    2000             5         1,078             257       1,335            -
     Riverset Phase II ................(1)    1996            75           226              36         262            -
     Riverview ........................(1)    2000             5             4            (107)          -         (103)
     Sienna (Italian Gardens) .........(1)    1999           160             -              (6)          -           (6)
     Silver Springs ...................(1)    2000             5            34             (29)          5            -
     Sonterra .........................(1)    1998             5            33            (747)          -         (714)
     Southgate Crossings ..............(1)    1997            86           518             (88)        430            -
     Southwood ........................(1)    1997           435           308          (1,639)          -       (1,331)
     Village at Sun Valley ............(1)    2000             5             5               -           5            -
     Village Green ....................(1)    2000             5            26             (42)          -          (16)
     Woodglen .........................(1)    1999             5            35            (350)          -         (315)
                                                      ----------- ------------- ---------------  --------- -------------
Subtotal investment in RITES .........................     4,955         6,963          (8,448)      5,936       (7,421)
                                                      ----------- ------------- ---------------  --------- -------------


                                                                  ------------- ---------------  --------- -------------
Interest rate agreements (2) ............... Various                        67          (1,725)      2,086       (3,744)
                                                                  ------------- ---------------  --------- -------------

Investment in total return swaps (3):

     Club West  (3/30/99 - 7/19/02) ......... 1999         7,960             -            (680)          -         (680)
     Honey Creek (10/1/99 - 6/30/00) ........ 1999                           -               -           -            -
     Willow Key (3/30/99 - 7/19/02) ......... 1999        17,440             -          (1,159)          -       (1,159)
                                                      ----------- ------------- ---------------  --------- -------------
Total investment in total return swaps ..............     25,400             -          (1,839)          -       (1,839)
                                                      ----------- ------------- ---------------  --------- -------------


Total other bond related investments .............................     $ 7,030       $ (12,012)    $ 8,022    $ (13,004)
                                                                  ============= ===============  ========= =============




                                                                            December 31, 1999
                                                      ---------------------------------------------------- ---------------
                                                          Face     Amortized      Unrealized          Fair Value
                                              Year       Amount      Cost        Gain (Loss)      Assets   Liabilities (4)
Other Bond Related Investments:             Acquired     (000s)     (000s)          (000s)        (000s)      (000s)
---------------------------------------     --------- ----------- ------------- ---------------  --------- ---------------

Investment in RITES:
     Briarwood ........................(1)    1999       $   135    $      104      $     (762)   $      -       $ (658)
     Charter House ....................(1)    1996            80           283            (203)         80            -
     Cinnamon Ridge ...................(1)    2000             -             -               -           -            -
     Indian Lakes .....................(1)    1997         3,270         3,398            (423)      2,975            -
     LaPaloma .........................(1)    1999             8             7            (372)          -         (365)
     LeMirador (Coleman Senior) .......(1)    1999           165             4            (121)          -         (117)
     Meridian at Bridgewater ..........(1)    1999             5            48             (43)          5            -
     Oklahoma City ....................(1)    1998           195           247          (2,255)          -       (2,008)
     Olde English Manor ...............(1)    1999            76            97            (181)          -          (84)
     Palisades Park ...................(1)    1999           100            96            (576)          -         (480)
     Park at Landmark .................       2000             -             -               -           -            -
     Pavilion .........................(1)    1999             5             5            (433)          -         (428)
     Queen Anne IV ....................(1)    1998            65            65            (250)          -         (185)
     Rancho Mirage/Castle Hills .......(1)    2000             -             -               -           -            -
     Rillito Village ..................(1)    1999            65            64            (501)          -         (437)
     Riverset Phase I .................(1)    2000             -             -               -           -            -
     Riverset Phase II ................(1)    1996            75           333             (33)        300            -
     Riverview ........................(1)    2000             -             -               -           -            -
     Sienna (Italian Gardens) .........(1)    1999           160             -            (120)          -         (120)
     Silver Springs ...................(1)    2000             -             -               -           -            -
     Sonterra .........................(1)    1998             5            34            (712)          -         (678)
     Southgate Crossings ..............(1)    1997            96           571            (311)        260            -
     Southwood ........................(1)    1997           440           298            (983)          -         (685)
     Village at Sun Valley ............(1)    2000             -             -               -           -            -
     Village Green ....................(1)    2000             -             -               -           -            -
     Woodglen .........................(1)    1999             5            37             (32)          5            -
                                                      ----------- ------------- ---------------  --------- -------------
Subtotal investment in RITES .........................     4,950         5,691          (8,311)      3,625       (6,245)
                                                      ----------- ------------- ---------------  --------- -------------


                                                                  ------------- ---------------  --------- -------------
Interest rate agreements (2) ................Various                         -           4,638       4,713          (75)
                                                                  ------------- ---------------  --------- -------------

Investment in total return swaps (3):

     Club West   (3/30/99 - 7/19/02) ........ 1999         7,960             -            (753)          -         (753)
     Honey Creek (10/1/99 - 6/30/00) ........ 1999        19,865             -             (25)          -          (25)
     Willow Key  (3/30/99 - 7/19/02) ........ 1999        17,440             -          (1,151)          -       (1,151)
                                                      ----------- ------------- ---------------  --------- -------------
Total investment in total return swaps ...............    45,265             -          (1,929)          -       (1,929)
                                                      ----------- ------------- ---------------  --------- -------------


Total other bond related investments .............................     $ 5,691        $ (5,602)     $8,338     $ (8,249)
                                                                  ============= ===============  ========= =============



(1) Investment held by TE Bond Sub or it's subsidiaries.
(2) The Company enters into interest rate swap and cap contracts to hedge against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(3) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(4) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes.  The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.



     As discussed in Note 3, two bonds with a face amount of $31.2 million were securitized through the P-FLOATs(sm) program during the third quarter. In addition, the Company structured a transaction whereby Merrill Lynch bought bonds from a third party with a face amount of $16.8 million. The Company purchased three RITES(sm) interests with a par value of $0.2 million for $0.1 million related to these transactions.

         Also in the third quarter, the Company purchased a RITES(sm) interest with a $3.4 million par value for $0.1 million related to the $15.1 million revenue bond collateralized by the Santa Fe apartment community. This $15.1 million bond was securitized in June 2000.

     Transactions where the Company securitizes a bond through the P-FLOATS(sm) program and subsequently purchases a RITES interest are accounted for in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"). Under FAS 125, the accounting for these transactions is partially dependent on certain call provisions granted to the RITES(sm) holder. If the RITES(sm) holder is granted a call provision under the terms of the transaction effective control over the transferred assets has not been relinguished and the transaction is accounted for as a borrowing. Two of the transactions discussed above were accounted for as borrowings in the third quarter. Accordingly, the Company recorded $32.0 million as short-term debt and the related bonds are included in investments in mortgage revenue bonds. Subsequent to the recording of this debt, the Company purchased $8.0 million of the outstanding debt (P-FLOATs(sm)) resulting in a net short-term debt balance of $24.0 million at September 30, 2000. Due to the fact that there were no call provisions granted to the RITES(sm) holder, the third transaction discussed above whereby the Company sold a bond to Merrill Lynch and subsequently purchased a RITES(sm) interest, was accounted for as a sale. The Company recognized a net gain of $0.1 million on this transaction.

NOTE 5 - LOANS RECEIVABLE

         The Company's loans receivable primarily consist of construction loans and taxable loans. The Company's rights and the specific terms of the loans are defined by the various loan documents which were negotiated at the time of settlement. The basic terms and structure of the loans are described in Note 9 to the Company's 1999 Form 10-K. The following table summarizes loans receivable by loan type at September 30, 2000 and December 31, 1999:

(000s)                                    September 30,       December 31,
Loan Type                                    2000                  1999
---------                                 -------------       ------------

Taxable construction loans .............   $ 335,954            $ 271,492
Taxable loans ..........................      13,114               10,795
Other loans ............................       7,708                4,558
                                          -------------       ------------
                                             356,776              286,845
Allowance for loan losses ..............        (324)                (356)
                                          -------------       ------------
Total ..................................   $ 356,452            $ 286,489
                                           =========            =========

NOTE 6 - NOTES PAYABLE

         The Company's notes payable primarily consist of advances under line of credit arrangements and borrowings by Midland Financial Holdings, Inc. ("Midland") used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 11 to the Company's 1999 Form 10-K and are summarized as follows:

                                          September 30,      December 31,
(000s)                                        2000               1999
------                                    -------------      ------------
Notes payable                                $241,532          $229,847
Group Trust Warehouse Facility                 28,512            28,641
Residential Funding Warehouse Facility         54,481               468
Bank Line of Credit                             1,685             3,000
                                          -------------      ------------
Total                                        $326,210          $261,956
                                          =============      ============


NOTE 7 - EARNINGS PER SHARE

          The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for Common Shares for the three and nine months ended September 30, 2000 and 1999.


                                                      Muncipal Mortgage & Equity, LLC
                                                  Reconciliation of Basic and Diluted EPS

                                    For the three months ended September 30, 2000    For the three months ended September 30, 1999
                                        Income           Shares       Per Share        Income            Shares        Per Share
                                     (Numerator)     (Denominator)      Amount      (Numerator)      (Denominator)       Amount
                                    ---------------  ---------------  -----------  ---------------  -----------------  -----------

(in thousands, except share and per share data)

Basic EPS
Income allocable to common shares          $ 7,234       17,447,886       $ 0.41          $ 6,709         16,805,960       $ 0.40
                                                                      ===========                                      ===========

Effect of Dilutive Securities

Options and deferred shares                      -          611,229                             -            268,577

Convertible preferred shares
   to the extent dilutive                        -                -                           163            433,737
                                    ---------------  ---------------               ---------------  -----------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions                $ 7,234       18,059,115       $ 0.40          $ 6,872         17,508,274       $ 0.39
                                    ===============  ===============  ===========  ===============  =================  ===========

                                    For the nine months ended September 30, 2000     For the nine months ended September 30, 1999
                                        Income           Shares       Per Share        Income            Shares        Per Share
                                     (Numerator)     (Denominator)      Amount      (Numerator)      (Denominator)       Amount
                                    ---------------  ---------------  -----------  ---------------  -----------------  -----------

(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares         $ 20,732       17,436,639       $ 1.19         $ 21,182         16,806,229       $ 1.26
                                                                      ===========                                      ===========

Effect of Dilutive Securities

Options and deferred shares                      -          444,211                             -            245,195

Convertible preferred shares
   to the extent dilutive                        -                -                           294            286,937
                                    ---------------  ---------------               ---------------  -----------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions               $ 20,732       17,880,850       $ 1.16         $ 21,476         17,338,361       $ 1.24
                                    ===============  ===============  ===========  ===============  =================  ===========




NOTE 8 - DISTRIBUTIONS

         On October 19, 2000, the Board of Directors declared distributions for the three months ended September 30, 2000 for shareholders of record on October 30, 2000. The payment date is November 10, 2000. The per share distributions are shown in the following table:



                                                                                                   Preferred Capital
                                                  Common            Preferred Shares              Distribution Shares
                                                             ------------------------------- ------------------------------
                                                  Shares        Series I        Series II       Series I       Series II
                                                ------------ ---------------  -------------- --------------- --------------
Distributions paid on May 12, 2000
to holders of record on May 1, 2000:
      For the three months ended
      March 31, 2000 ............................. $ 0.4125         $ 13.00         $ 12.50         $ 10.00         $ 7.50

Distributions paid on August 15, 2000
to holders of record on August 1, 2000:
      For the three months ended
      June 30, 2000 .............................. $ 0.4175         $ 13.00         $ 12.50         $ 10.00         $ 7.50

Distributions paid on November 10, 2000
to holders of record on October 30, 2000:
      For the three months ended
      September 30, 2000 ......................... $ 0.4200         $ 13.00         $ 12.50         $ 10.00         $ 7.50




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

         The following table reflects the results of the Company's segments for the three and nine months ended September 30, 2000.




Municipal Mortgage & Equity, LLC
Segment Reporting
(in thousands)

                                   For the three months ended September 30, 2000       For the nine months ended September 30, 2000
                                  -----------------------------------------------     ---------------------------------------------
                                                                         Total                                            Total
                                   Investing  Operating  Adjustments  Consolidated  Investing  Operating  Adjustments  Consolidated
                                  ----------- ---------- ----------- -------------- ---------- ---------- ------------ ------------
Interest on mortgage revenue
 bonds and other bond related
 investments ..................... $ 9,864     $   429    $     -      $ 10,293     $ 28,696    $ 1,322   $      -     $ 30,018
Interest on loans ................     418       8,145          -         8,563        1,026     21,922          -       22,948
Loan origination and brokerage
 fees ............................       -       3,448       (615) (1)    2,833            -      6,455     (1,626) (1)   4,829
Loan servicing fees ..............       -       1,325          -         1,325            -      4,163          -        4,163
Short-term investment income .....     806         352          -         1,158        2,183        945          -        3,128
Other fee income .................       -       1,519          -         1,519            -      3,790          -        3,790
Net gain on sales ................     181           -          -           181          191          9          -          200
                                  ---------  ----------  ---------    ----------    ---------  ---------  ---------     --------
    Total income .................  11,269      15,218       (615)       25,872       32,096     38,606     (1,626)      69,076
                                  ---------  ----------  ---------    ----------    ---------  ---------  ---------     --------
Salaries and benefits ............     370       3,473          -         3,843        1,057      9,770          -       10,827
Operating expenses ...............      66       2,103          -         2,169          695      4,980          -        5,675
Goodwill amortization ............       -         358          -           358            -      1,074          -        1,074
Interest expense .................   1,051       7,352          -         8,403        2,743     19,560          -       22,303
                                  ---------  ----------  ---------    ----------    ---------  ---------  ---------     --------
    Total expenses ...............   1,487      13,286          -        14,773        4,495     35,384          -       39,879
                                  ---------  ----------  ---------    ----------    ---------  ---------  ---------     --------
Net income before allocations
 to preferred shareholders in
 a subsidiary company ............   9,782       1,932       (615)       11,099       27,601      3,222     (1,626)      29,197
Allocations to preferred
 shareholders ....................   2,606           -          -         2,606        5,868          -          -        5,868
                                  ---------  ----------  ---------    ----------    ---------  ---------  ---------     --------
Net income before income taxes ...   7,176       1,932       (615)        8,493       21,733      3,222     (1,626)      23,329
Income taxes .....................       -         720          -           720            -        904          -          904
                                  ---------  ----------  ---------    ----------    ---------  ---------  ---------     --------
Net income ....................... $ 7,176     $ 1,212    $  (615)      $ 7,773     $ 21,733    $ 2,318   $ (1,626)     $ 22,425
                                  =========  ==========  =========    ==========    =========  =========  =========     ========

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

         On October 20, 1999, the Company acquired Midland for approximately $45 million. The consolidated earnings of Midland are included in the Company's results of operations from the date of the Company's acquisition of Midland.


Results of Operations

Quarterly Results Analysis

         Total income for the three months ended September 30, 2000 increased by approximately $14.2 million over the same period last year due primarily to an increase in collections of interest totaling $8.1 million on bonds, other bond related investments and loans and an increase in loan servicing fees, loan origination and brokerage fees and other income of $5.1 million due primarily to income attributable to Midland.

         Salary, benefits and operating expenses for the three months ended September 30, 2000 increased by approximately $4.0 million over the same period last year due primarily to salary and operating expenses totaling $3.9 million generated by Midland and increased administrative costs. The Company also recorded amortization of goodwill and intangibles of $0.4 million associated with the October 1999 acquisition of Midland.

         The Company incurred interest expense of $8.4 million for the three months ended September 30, 2000 as a result of interest expense from short-term borrowings associated with construction lending activity at Midland of $7.4 million and $1.0 million in interest expense related to securitization transactions accounted for as borrowings.

         The Company recorded income allocable to preferred shareholders of TE Bond Sub of $2.6 million for the three months ended September 30, 2000 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 2 to the consolidated financial statements).

Year-to-Date Results Analysis

         Total income for the nine months ended September 30, 2000 increased by approximately $37.3 million over the same period last year due primarily to (1) an increase in collections of interest on bonds, other bond related investments and loans of $25.1 million, (2) an increase in loan servicing fees, loan origination fees and other income of $11.4 million due primarily to income attributable to Midland, and (3) an increase in interest on short term investments of $2.1 million primarily related to interest income on loan escrow accounts held by Midland. This increase was partially offset by the one time gain on sale of demand notes recorded in March 1999.

         Salary, benefits and operating expenses for the nine months ended September 30, 2000 increased by approximately $11.8 million over the same period last year due primarily to salary and operating expenses totaling $9.9 million generated by Midland and increased administrative costs. The Company also recorded amortization of goodwill and intangibles of $1.1 million associated with the October 1999 acquisition of Midland.

         The Company incurred interest expense of $22.3 million for the nine months ended September 30, 2000 as a result of interest expense from short-term borrowings associated with construction lending activity at Midland of $19.3 million and $3.0 million in interest expense related to securitization transactions accounted for as borrowings.

         The Company recorded income allocable to preferred shareholders of TE Bond Sub of $5.9 million for the nine months ended September 30, 2000 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 2 to the consolidated financial statements).

New Accounting Pronouncement

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended by FAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB 133". In addition, during 2000, the Financial Accounting Standards Board issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS
133. FAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company has several types of financial instruments that may meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, interest rate caps, put option contracts, loan commitments and total return swaps. Currently the Company marks most of these instruments to fair value on a quarterly basis. Some of these instruments are held to reduce the Company's exposure to fluctuating interest rates. Accordingly, the change in fair value is recorded in other comprehensive income, which corresponds to the accounting for the underlying instrument. The exceptions are loan commitments and put option contracts, which are currently off-balance sheet instruments. Under FAS 133, the Company believes the loan commitments and put option contracts may be recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. If the Company does not prove that its current hedging activities are effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133, the changes in fair value would be recorded through current income rather than through other comprehensive income. At this time, the Company is continuing to assess the impact of FAS 133 on its financial condition and results of operations. However, the Company believes the impact on future earnings could be material. The adoption of FAS 133 does not effect cash available for distribution or the Company's dividend paying ability.

Liquidity and Capital Resources

         The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per Common Share and appreciation in the value of its Common Shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. In order to facilitate this growth strategy, the Company will require additional capital in order to pursue acquisition opportunities. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) manages exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and Common Share or Preferred Share equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae and pension funds, the Company has expanded its access to capital.

         In March 1999, the Company converted a portion of its investment in the Merrill Lynch P-FLOATs(sm) program into a longer-term securitization facility. Going forward, the Company intends to use a combination of this longer term securitization facility and the P-FLOATs(sm) securitization program. The P-FLOATs(sm) program allows the Company to securitize bonds relatively quickly and allows the Company to purchase interests in bonds it has previously securitized. A longer term securitization facility allows the Company to reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the P-FLOATs(sm) trusts and allows the Company to reduce its reliance on interest rate swaps. The combination of these two vehicles allows the Company the flexibility it needs to finance acquisitions.

     In the third quarter, the Company participated in $59.6 million of bond and taxable loan investment transactions. Of this amount, $7.2 million were bond or loan transactions retained by the Company.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios of approximately 55% or less, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet debt of the investing segment plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at September 30, 2000 was approximately 51%.

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

Cash Flow

         At September 30, 2000, the Company had cash and cash equivalents of approximately $41.4 million.

         Cash flow from operating activities was $28.5 million and $23.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash flow for 2000 versus 1999 is due primarily to an increase in income from new investments and an increase in other income attributable to Midland.

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

         For the three months ended September 30, 2000 and 1999, CAD to Common Shares was $8.1 million and $7.2 million, respectively. Regular cash distributions to common shareholders attributable to the three months ended September 30, 2000 and 1999 were $7.3 million and $6.8 million, respectively. The Company's Common Share dividend for the three months ended September 30, 2000 of $0.42 represents a payout ratio of 90.9% of CAD. The Company's Common Share dividend for the three months ended September 30, 1999 of $0.405 represents a payout ratio of 95.3% of CAD.

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

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended
September 30, 2000.


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

Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director

By: /s/ Gary Mentesana

Gary Mentesana

Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

DATED: November 13, 2000

                             INDEX TO EXHIBITS

Exhibit
Number                  Document

27                      Financial Data Schedule