Form 10-K
period 2000-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2001-03-29
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
                      FOR ANNUAL AND TRANSITION REPORTS

                    PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from _______to_________

                     Commission file number 001-11981

                     MUNICIPAL MORTGAGE & EQUITY, LLC
                     --------------------------------
          (Exact name of Registrant as Specified in Its charter)

                 Delaware                                  52-1449733
    --------------------------------                   -----------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Company's Common Shares held by non-affiliates of the registrant as of March 23, 2001 (computed by reference to the closing price of such shares on the New York Stock Exchange) was $414,803,279. The Company had 21,499,018 Common Shares outstanding as of
March 23, 2001.

                        DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                    WHERE INCORPORATED

Portions of the Company's definitive Proxy Statement      Part III
regarding the 2001 Annual Meeting of Shareholders to be filed subsequent to the date hereof

                                     Part I

Item 1.  Description of Business.

General Development of Business.

         Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing financings. A significant portion of the Company's investments are mortgage revenue bonds, or interests in mortgage revenue bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. As a result, interest income from these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. The Company also originates, invests in and services investments related to multifamily housing financings that are not mortgage revenue bonds. The income from these activities generates taxable, rather than tax-exempt, income.

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

The Predecessor

         The Partnership commenced operations in 1986 when it sold two series of Beneficial Assignee Certificates ("BACs"), representing the assignment of its limited partnership interests. The Partnership invested the $296 million of proceeds from the sale in 22 mortgage revenue bonds (the "original bonds") and related working capital loans held in two separate pools, "Series I" and "Series II," corresponding with the related series of BACs. In a February 1995 financing (the "1995 Financing"), the Partnership raised $67.7 million through the sale of multifamily revenue bond receipts (the "Receipts") secured by newly refunded bonds (the "Refunding") issued in exchange for 11 of the original bonds and the cash stream from one additional bond. Effective December 31, 1997, the additional bond was released as additional collateral. Of the $67.7 million of proceeds, $5.0 million was invested in demand notes and the remainder, after expenses and working capital reserves, of $56.8 million has been principally invested in additional mortgage revenue bonds and other bond related investments.

The Merger

         In connection with the August 1, 1996 merger of the Partnership into MuniMae (the "Merger"), the Partnership's BAC holders were given the opportunity to elect among three different securities of the Company for which to exchange their BACs: Preferred Shares, Preferred Capital Distribution Shares
(collectively the "Preferred Shares") or Common Shares. The Preferred Shares were structured to give BAC holders a security substantially the same as their BACs as if the 1995 Financing had not occurred. Thus, the Preferred Shares participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and before the 1995 Financing. The Preferred Capital Distribution Shares (the "Preferred CD Shares") were structured to give their holders the income they would have received from their original BACs, but provided for a distribution of their pro rata share of the proceeds of the 1995 Financing. Thus, the Preferred CD Shares participate in their pro rata share of income from the 22 original bonds as they existed immediately after the Refunding and the 1995 Financing. The Common Shares, unlike either the Preferred Shares or Preferred CD Shares, were structured to enable their holders to participate in all of the income from investment of the proceeds of the 1995 Financing, as well as future financings, in addition to their pro rata share of the income from the original bonds as they existed immediately after the 1995 Financing. As a result of the election process, the holders of 8.09% of the outstanding BACs received Preferred Shares, the holders of 4.29% of the outstanding BACs received Preferred CD Shares and the holders of 86.62% of the outstanding BACs received Common Shares of the Company.

         The Company is required to distribute to the holders of Preferred Shares and Preferred CD Shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement, the "Operating Agreement"). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. Term Growth Shares were issued to the former general partners of the Partnership in exchange for their general partnership interests and to a Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") affiliate in exchange for their subordinated BACs. The balance of the Company's cash flow is available for distribution to Common Shares and the Company's current policy is to distribute to Common Shareholders at least 80% of the cash flow associated with this income.

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

Subsidiaries

         In 1999, the Company placed a substantial portion of its mortgage revenue bonds and bond related investments in MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), an indirect subsidiary of the Company. TE Bond then sold Series A and Series B Cumulative Preferred Shares (collectively, the "TE Preferred Shares") to institutional investors in May 1999 and June 2000, respectively. TE Bond Sub sold 42 shares of 6 7/8% Series A Cumulative Preferred Shares with a liquidation preference of $2 million per share and 30 shares of 7 3/4 % Series B Cumulative Preferred Shares with a liquidation preference of $2 million per share. The TE Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Preferred Shares is allocated to the Company. The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of MuniMae, are legally owned by TE Bond Sub and are not available to the creditors of MuniMae.

         In October 1999 the Company acquired Midland Financial Holdings, Inc. and subsidiaries ("Midland") for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in common shares at the closing of the transaction. In addition, $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to cash available for distribution ("CAD"). In December 2000, MuniMae paid approximately $3.33 million in common shares in consideration for Midland meeting its first year performance targets.

         Midland is a fully integrated real estate investment firm specializing in providing financing to the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer ("DUS") and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money.

Business Segments

         In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an investing segment consisting of subsidiaries holding investments producing primarily tax-exempt interest income and (2) an operating segment that primarily generates taxable interest income and, through corporate subsidiaries, fee income by providing servicing, loan origination and tax credit equity syndication services. The revenues associated with the investing segment consist of interest earned on mortgage revenue bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consists of loan servicing and loan origination fees for the Company's own portfolio and for portfolios of third parties, syndication and brokerage fees associated with the origination of tax credit syndications originated, taxable interest and fees earned on construction lending activities and other fee income. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately. The majority of the income generated by the operating segment was acquired as a unit and the management of such unit was retained.

         For the years ended December 31, 2000 and 1999, the Company's revenues, net income and identifiable assets have been distributed among the following segments (in thousands):


                                        2000                                                       1999
                                        ----                                                       ----
             Investing    Operating   Adjustments (1)    Total     Investing    Operating    Adjustments (1)      Total
             ---------    ---------   ---------------    -----     ---------    ---------    ---------------      -----
Revenues     $ 46,046    $ 56,333        ($1,545)       $100,852    $43,573      $ 10,394      $ (421)          $ 53,546
Net Income     29,136       3,984        ($1,545)         31,575     30,837         1,097        (421)            31,513
Identifiable
Assets       616,376      371,506              -         987,882    502,052       299,694           -            801,746



(1) Represent origination fees on purchased investments that are deferred and amortized into income over the life of the investment.

         Prior  to  October  1999,   all  of  the  Company's   operations   were
attributable to the investing segment.

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

Securitizations

         The Company has access to financing programs for the securitization of tax-exempt instruments. In 2000, the Company participated in a securitization program that involves placing a bond in a trust, and selling credit-enhanced short term floating rate interests (the "senior certificates" or "P-FLOATs(sm)") in the trust to qualified third party investors. The Company typically receives the net proceeds from the sale of the senior certificates related to bonds it previously held and purchases the residual interest (the "subordinate certificates" or "RITES(sm)") in the trust. The Company may also purchase, for investment purposes, subordinate certificates in bonds that it did not own, in which case it receives no proceeds. The senior certificates are the senior obligations of the trust and have first priority on the cash flow from the bonds. The subordinate certificates are the subordinate security and receive the residual income after payment of all fees and the floating rate obligation. To the extent these transactions create interest rate risks, the Company enters into interest rate swap contracts designed to reduce, but not eliminate such risks.

         Throughout 2000 and 1999, the Company raised $155 million and $116 million, respectively, through securitizations of 11 and 12 mortgage revenue bonds, respectively, at effective annual costs of approximately 5.6 and 5.3%. respectively.

         In March 1999, the Company consummated a transaction with an affiliate of Merrill Lynch that converted a portion of the Company's investment in the securitization trusts discussed above into a longer-term securitization facility. This transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the securitization trusts and the swap agreements, (b) reduce the annual financing costs and (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments (see discussion in Note 4 to the consolidated financial statements included herein). As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the senior certificates were recorded as long-term debt and the bonds associated with this transaction are included in investments in mortgage revenue bonds. Prior to this transaction, these assets and liabilities had received sale treatment and therefore were off-balance sheet financing.

         During December 2000 the Company closed a $100 million credit enhancement facility through Fannie Mae. The facility refinanced the short-term credit enhancement on approximately $70 million of the Company's existing securitization portfolio with long-term credit enhancement through Fannie Mae. The facility also provided credit enhancement to two of our previously unenhanced mortgage revenue bonds having an aggregate face value of approx-imately $10 million at December 31, 2000. The new facililty also replaced the credit enhancement on approximately $20 million of mortgage revenue bonds that were previously credit enhanced by a credit facility provided through MMA Cap, LLC prior to December 2000.

         The $100 million credit enhancement facility, which was completed through MMA Cap, LLC, a wholly owned subsidiary of the Company, is an open ended facility and will facilitate the placement of long term securitization capital, thereby enabling the Company to securitize its mortgage bonds at a fixed rate and for a term that more clearly matches the term of the underlying bond. The MMA Cap credit enhancement facility was arranged through Midland and enables the Company to diversify its securitization capabilities. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional investments to this facility.

Public Offerings

         On February 6, 2001, the Company sold to the public 3.8 million Common Shares at a price of $23.07 per share. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

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

The Mortgage Revenue Bonds

         The proceeds of the mortgage revenue bonds held by the Company were used to make mortgage loans for the construction, acquisition or refinancing of multifamily housing developments through out the United States. The underlying developments are "qualified residential rental properties" under section 142(d) of the Internal Revenue Code of 1986, as amended (the "Code"), which requires that a specified percentage of their rental units be rented to persons whose incomes do not exceed specified percentages of local median income levels. Certain of the mortgage bonds qualify as 501(c)(3) bonds under Section 145 of the Code, which requires that the owner of the underlying property is a 501(c)(3) organization or a governmental unit that meets certain additional requirements. Accordingly, the bonds are "qualified bonds" within the meaning of section 141(e) of the Code, and the interest paid on the bonds is exempt from federal income taxes.

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

         As of December 31, 2000, the Company held $500.2 million of bonds or certificates of participation ("COPs") of which $184.3 million were participating, $244.9 million were non-participating, $54.7 million were participating subordinate and $16.3 million were non-participating subordinate. (See Note 5 to the Company's consolidated financial statements included herein for a complete discussion.)

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

         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 2000, the Company purchased and/or sold interests in one bond that it had previously securitized. (See Note 7 to the Company's consolidated financial statements included herein.)

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

         The Company actively seeks investment opportunities throughout the United States and is encouraged by the business opportunities that exist. Although the Company operates in a competitive environment, there are only a handful of competitors that are primarily focused on providing tax-exempt financing for multifamily housing consistent with the Company's acquisition programs. As a result, the Company is able to offer financing programs that are custom-tailored to meet the customer's needs. And, with the addition of Midland, it extends the Company's lending reach and product offerings by providing access to new forms of debt and equity capital. When MuniMae's tax-exempt lending is coupled with Midland's debt and equity capital, the Company has the ability to provide one stop shopping to borrowers seeking debt and equity financing for affordable multifamily housing communities.

         The primarily competitive factors in originating new investments are pricing, service, ease of execution and certainty of execution. The Company's ability to follow through on these factors is the key to continued growth.

Property Performance

         The Company structured $207 million in investment transactions during 2000, of which $79 million were retained as investments in mortgage revenue bonds or other bond related investments. The properties collateralizing the mortgage loans underlying the investments are geographically dispersed and include new construction projects and acquisition or refinancing of existing properties. Of the $207 million in transactions structured in 2000, $51.6 million contain provisions by which the Company participates in the cash flow of the property. Aggregate occupancy for all of the properties collateralizing the Company's bonds and other bond related investments was 93% at December 31, 2000.

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

         Construction starts for new apartment units declined significantly throughout the United States during the mid-1980s and fell to a record low in 1993. This decline in construction starts coupled with a general economic recovery brought about tightening markets, stabilized and higher occupancies, and an ability to realize greater rent increases. Apartment starts bottomed in 1993 and grew dramatically before leveling off in the late 1990's, with relative balance between new supply and marginal demand for existing housing in most markets.

         The following table provides certain information for the years ended December 31, 2000 and 1999 with respect to the properties collateralizing the mortgage loans underlying the bond and other bond related investments held by the Company at December 31, 2000.



Real Estate Table
                                                                                                  Avg. Monthly Rent
                                                                                                  Per Apartment Unit
                                                                   Occupancy             ---------------------------------------
                                                   -------------------------------------     Month        Month        Month
                                                    Month Ended Month Ended  Month Ended     Ended        Ended        Ended
                              Month/Year Apartment  December 31, June 30,   December 31,  December 31,   June 30,   December 31,
     Apartment Community       Acquired    Units       2000        2000        1999           2000         2000        1999
----------------------------- ---------- --------- ------------ ----------- ------------ ------------- ----------- -------------
Participating Mortgage Bonds:
Alban Place ....................  Sep-86      194         86.1%       94.3%       91.2%            854          795         795
Cobblestone ....................  Aug-99      184         95.7%       94.6%       93.5%            548          544         544
Creekside Village ..............  Nov-87      296         98.6%       98.0%       98.6%            497          498         488
Crossings ......................  Jan-97      200         92.5%       96.5%      100.0%            735          709         718
Emerald Hills ..................  Mar-88      130         93.8%       95.4%       94.6%            908          889         879
Lakeview .......................  Sep-87      180         97.2%       92.2%       96.7%            660          647         638
Newport On Seven ...............  Aug-86      167         94.0%       94.6%       95.2%          1,032          985       1,001
North Pointe ...................  Sep-86      540         95.6%       94.4%       95.9%            632          606         592
Northridge Park II .............  Aug-87      128         96.3%       99.2%       92.2%            971          936         923
Village at Stone Mountain ......  Oct-97      722         95.8%       94.9%       97.2%            698          681         677
Villas at LaRiviera ............  Jun-99      199         95.5%       94.5%       96.0%            593          583         567
                                          --------
    Subtotal Participating Mortgage Bonds   2,940
                                          --------
Mortgage Bonds
Applewood (a.k.a. Paola) .......  Jul-99       48         95.8%       91.7%       89.6%            494          474         474
Ceilo Vista ....................  Aug-99      378         90.7%       94.4%       77.2%            426          427         422
Charter House (2) ..............  Dec-96        -           N/A         N/A         N/A            N/A          N/A         N/A
Gannon (Broward) ...............  Feb-98      315         91.1%       93.0%       92.1%            629          603         604
Gannon (Dade) (3) ..............  Feb-98    1,252         97.5%       96.7%       96.1%            705          694         691
Gannon (St. Louis) .............  Feb-98      336         93.8%       92.0%       91.1%            543          532         521
Gannon A Bond ..................  Feb-98        -           N/A         N/A         N/A            N/A          N/A         N/A
Hidden Valley ..................  Dec-96       82         92.4%       96.3%       96.3%            519          512         512
Lake Piedmont ..................  Apr-98      648         79.3%       79.6%       78.2%            461          474         456
Monroe (Oakmont, Towne Oak) ....  Dec-98      364         92.2%       97.2%       94.5%            452          446         442
Mountain View (Willowgreen) ....  Nov-86      241         96.9%       97.5%       96.7%            583          567         558
Oakbrook .......................  Dec-96      170         94.7%       94.1%       97.6%            446          446         446
Honey Creek ....................  Mar-99      656         93.8%       96.8%       95.7%            529          510         502
Jefferson Commons ..............  Dec-00      173           N/A         N/A         N/A            N/A          N/A         N/A
Florida A&M ....................  Feb-00       96         96.0%         N/A         N/A          1,352          N/A         N/A
Orangevale .....................  Apr-98       64        100.0%      100.0%      100.0%            896          896         896
Parkwood .......................  Jun-99      180         93.8%       96.1%       92.2%            442          436         429
Pavillion ......................  Apr-99      132         98.5%       98.5%       90.2%            619          618         639
Riverset II (1) ................  Jan-96        -           N/A         N/A         N/A            N/A          N/A         N/A
Santa Fe Springs ...............  Jun-00      310         95.0%       91.9%         N/A            581          N/A         N/A
Torries Chase ..................  Dec-96       99         96.0%       97.0%       91.9%            472          472         453
Villa Hialeah ..................  Nov-87      245         95.6%       98.0%       94.3%            651          647         637
Village Green ..................  Feb-00      200         89.0%       84.5%         N/A            628          626         N/A
Western Hills ..................  Dec-98       80         91.7%       85.0%       85.0%            517          504         501
                                          --------
    Subtotal Mortgage Bonds                 6,069
                                          --------
Participating Subordinate Mortgage Bonds:
Barkley Place ..................  May-87      156         96.5%       95.5%       93.6%          2,021        2,000       1,959
Gilman Meadows .................  Mar-87      125         95.8%       93.6%       96.0%            976          950         936
Hamilton Chase .................  Feb-87      300         96.5%       95.0%       96.0%            590          605         604
Mallard Cove I & II ............  Feb-87      198         94.3%       88.9%       90.9%            713          689         631
Meadows ........................  Jan-88      200         93.7%       98.0%       96.0%            596          587         575
Montclair ......................  Oct-86      159         96.6%       91.8%       98.1%          1,786        1,801       1,766
Newport Village ................  Dec-86      220         99.8%       96.8%      100.0%            772          753         720
Nicollet Ridge .................  Dec-87      339         96.2%       98.2%       97.6%            892          868         828
Riverset II ....................  Jan-96      148         94.6%       93.4%       96.8%            702          694         683
Steeplechase ...................  Oct-88      450         93.0%       98.9%       97.6%            578          566         561
Whispering Lake ................  Oct-87      384         88.6%       92.9%       95.1%            644          632         619
                                         ---------
   Subtotal Participating Subordinate
   Mortgage Bonds ..............            2,679
                                         ---------
Subordinate Mortgage Bonds:
CAPREIT ........................  Sep-99        -           N/A         N/A         N/A            N/A          N/A         N/A
Cinnamon Ridge .................  Jan-99        -           N/A         N/A         N/A            N/A          N/A         N/A
Farmington Meadows .............  Aug-99       69        100.0%      100.0%       92.8%            814          814         N/A
Independence Ridge .............  Aug-96      336         85.5%       82.1%       90.2%            532          526         520
Locarno ........................  Aug-96      110         89.2%       88.2%       90.0%            836          842         822
Olde English Manor .............  Nov-99        -           N/A         N/A         N/A            N/A          N/A         N/A
Rillito Village ................  Jul-00        -           N/A         N/A         N/A            N/A          N/A         N/A
Winter Oaks ....................  Nov-99      460         92.5%       94.1%         N/A            520          516         N/A
   Subtotal Subordinate Mortgage Bonds        975



                                                                                                  Avg. Monthly Rent
                                                                                                  Per Apartment Unit
                                                                   Occupancy             ---------------------------------------
                                                   -------------------------------------     Month        Month        Month
                                                    Month Ended Month Ended  Month Ended     Ended        Ended        Ended
                              Month/Year Apartment  December 31, June 30,   December 31,  December 31,   June 30,   December 31,
     Apartment Community       Acquired    Units       2000        2000        1999           2000         2000        1999
----------------------------- ---------- --------- ------------ ----------- ------------ ------------- ----------- -------------
Other Bond Related Investments:
Briarwood ......................  Dec-98      600         93.3%       95.7%       96.7%            570          560         548
Cinnamon Ridge .................  Dec-97      264         94.2%       93.9%       98.9%            885          850         824
Golfside Villas (f.k.a.Club West) Mar-99      194         99.0%       97.4%       97.4%            546          550         N/A
Park at Landmark ...............  Sep-00      396        100.0%         N/A         N/A            954          N/A         N/A
Poplar Glen ....................  Jun-97      191         98.2%       99.0%       94.2%            875          836         823
RITES - Charter House ..........  Dec-96      280         93.2%       95.4%       95.4%            609          589         589
RITES - Indian Lakes ...........  Jul-97      296         93.6%       95.9%       93.6%            738          716         701
RITES - LaPaloma ...............  Apr-99      120         95.4%       98.3%       69.7%            589          605         610
RITES - LeMirador(Coleman Senior) Apr-98      141         99.1%       85.8%       37.6%            832          831         N/A
RITES - Oklahoma City (4) ......  Aug-98      772         92.0%       90.8%       92.9%            462          455         441
RITES - Olde English Manor .....  Jun-98      264         90.5%       84.5%       90.5%            474          488         474
RITES - Palisades Park .........  Feb-98      304         95.5%       90.2%       93.9%            505          500         508
RITES - Queen Anne IV ..........  Jul-98      110         92.7%       98.0%       98.2%            957          882         861
RITES - Rancho/Villas ..........  May-00      417         89.7%       88.5%         N/A            474          474         N/A
RITES - Rillito Village ........  Aug-98      272         90.3%       87.1%       80.9%            450          457         449
RITES - Riverset (1) ...........  Aug-88      352         95.3%       93.4%       96.8%            702          686         685
RITES - Riverset II (1) ........  Jan-96        -           N/A         N/A         N/A            N/A          N/A         N/A
RITES - Sienna (a.k.a.Italian Gar)Apr-98      140        100.0%       84.3%       32.9%            832          826         N/A
RITES - Sonterra ...............  May-98      156         90.7%       94.9%       73.7%            864          N/A         N/A
RITES - Southgate Crossings ....  Jun-97      215         96.7%       97.7%       95.3%            892          861         843
RITES - Southwood ..............  Nov-97    1,286         83.4%       88.3%       88.4%            480          474         474
Willow Key .....................  Mar-99      384         97.0%      100.0%         N/A            616          604         N/A
                                           -------
   Subtotal Other Bond Related Investments  7,154
                                           -------
       Total/Weighted Average Investments  19,817         93.1%       93.3%       92.1%           $627         $609        $594
                                           -------
Total/Same Stores                          17,381         93.0%       93.4%       92.1%           $614         $603        $594


Construction/Substantial Rehab Properties
Arlington ......................  Dec-00      176           N/A         N/A         N/A            N/A          N/A         N/A
Barrington at Beach Street .....  Oct-00      398           N/A         N/A         N/A            N/A          N/A         N/A
Bedford Park ...................  Oct-00      312         68.8%         N/A         N/A            458          N/A         N/A
Cool Springs ...................  Aug-00      124           N/A         N/A         N/A            N/A          N/A         N/A
Country Club ...................  Jul-99      101         92.0%       70.3%       53.5%            432          435         435
Delta Village ..................  Jun-99       80         93.8%       91.3%       86.3%            511          525         455
Elmbrooke ......................  Aug-00       54         77.8%         N/A         N/A            591          N/A         N/A
Fort Branch ....................  Dec-00      250           N/A         N/A         N/A            N/A          N/A         N/A
Meridian .......................  Nov-99       90           N/A         N/A         N/A            N/A          N/A         N/A
Riverview ......................  Jun-00      224           N/A         N/A         N/A            N/A          N/A         N/A
Sahuarita ......................  Jun-99       52         95.0%         N/A         N/A            540          N/A         N/A
Shadowbrook ....................  Jun-99      193         98.0%       92.7%       68.4%            460          458         460
Silver Springs .................  Dec-99      250           N/A         N/A         N/A            N/A          N/A         N/A
Southwind ......................  Aug-00       89         65.2%         N/A         N/A            622          N/A         N/A
Timber Ridge ...................  Dec-00      168         96.4%         N/A         N/A            N/A          N/A         N/A
Village Apartments .............  May-00      210         91.4%       97.6%         N/A            466          448         N/A
Village at Sun Valley ..........  May-00      276           N/A         N/A         N/A            N/A          N/A         N/A
Weatherstone ...................  Sep-00      100           N/A         N/A         N/A            N/A          N/A         N/A
Wheeler Creek ..................  Dec-98      180           N/A         N/A         N/A            N/A          N/A         N/A
Woodglen .......................  Dec-99      250           N/A         N/A         N/A            N/A          N/A         N/A
Woodmark .......................  Jun-99      173         90.2%       12.1%         N/A            671          670         N/A
                                           -------
  Subtotal Construction/Rehab Properties    3,750
                                           -------
       Total Units                         23,567
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

(3) The Dade Gannon Portfolio represents eight properties.

(4) The Oklahoma City Portfolio represents three properties.


Portfolio Management

         The Company is responsible for a full range of loan servicing and asset management functions for its own investments and for others. Through Midland, the Company is a Fannie Mae approved DUS lender authorized to process loans and collect origination and servicing fees. The Company, through Midland, also manages equity syndication financings.

         The Company monitors the timely receipt of all debt service payments and promptly notifies a borrower of any delinquency, deficiency or default. Reporting systems are in place which allow the Company to review and analyze the revenue, expenses and leasing activity of each property on a periodic basis. In addition, the Company inspects each property and market area regularly.

         The loan servicing and asset management oversight is designed to enable the Company to track the performance of each property and to alert management to potential problems. While actions will vary depending upon the nature of an individual problem, the Company generally notifies borrowers of any problems or concerns and recommends corrective action.

         The  Company  responds  to  defaults  on  mortgage  revenue  bonds  and construction loans on a case-by-case basis. After sending requisite default notices, the Company typically holds discussions with the property owner/developer. In the event the Company determines that the owner/developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Whenever the Company determines that successful operation by the current owner/developer is not feasible, negotiations for the transfer of a deed, in lieu of foreclosure, to an affiliated entity may be undertaken. In the absence of reserves or operating deficit guarantees, the Company may face additional risk from operations with respect to properties so transferred, which may require subsidies from Company reserves to cover potential operating deficits before debt service. The Company does not currently anticipate that any such operating deficits before debt service will occur in 2001.

Employees

         As of December 31, 2000, the Company had 188 employees. The Company is not a party to any collective bargaining agreement.

Item 2.  Properties.

         The Company leases office space as follows:

Baltimore, Maryland. In November 1998, the Company assumed the office lease agreement from an affiliate for office space. The office space contains 11,124 square feet and the lease expires in March, 2002.

Clearwater, Florida. In June 1996, Midland entered into a seven-year lease for a 14,876 square feet office facility. In September 1998, Midland negotiated a new lease for an additional 6,180 square feet of space in the same location with an expiration coinciding with the original lease. In December 2000, Midland negotiated a new lease that brings the space rented to a total of 36,004 square feet. The lease expires in December 2005.

         The Company, through Midland, also leases office space for its regional offices in Dallas, Texas, San Francisco, California, Los Angeles, California and Detroit, Michigan. The Company believes its facilities are suitable for its requirements and are adequate for its current and contemplated future operations.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders during the three months ended December 31, 2000.

                                     Part II

Item 5.  Market for Registrant's Equity Securities and
         Related Stockholder Matters

         The following table sets forth the high and low sale prices per share of the Common Shares as reported by the NYSE for each calendar quarter in 2000 and 1999 and the distributions declared with respect to such shares allocable to such period.


                                                                Distributions
                                        High          Low         Declared
                                      ----------    ---------  ----------------
        2000:
                First Quarter         20              18 3/16    $ 0.4125
                Second Quarter        20 5/8          18 7/8       0.4175
                Third Quarter         21 7/8          20 1/8       0.4200
                Fourth Quarter        23 1/2          20 1/4       0.4225

        1999:
                First Quarter          20             17 1/4     $ 0.3950
                Second Quarter         20 3/4         18 1/2       0.4000
                Third Quarter          21 15/16       20 1/8       0.4050
                Fourth Quarter         20 5/8         18 1/4       0.4075


         As of March 22, 2001, there were approximately 3,054 holders of record of Common Shares.

         The Preferred Shares and the Preferred CD Shares are not listed for trading on any national securities exchange and there is no established public trading market for those shares. As of March 22, 2001, there were 1,124 and 546
holders  of  record  of  Preferred   Shares  and  Preferred  CD  Shares,
respectively.

Description of Shares

         As of December 31, 2000 there were 22,159 Preferred Shares (14,933 Series I and 7,226 Series II), 10,962 Preferred CD Shares (7,798 Series I and 3,164 Series II), 2,000 Term Growth Shares and 17,655,737 Common Shares outstanding. Shareholder approval may not be required for the Company to issue additional shares in the future. Although the Company will not issue additional Preferred Shares or Preferred CD Shares, it may from time to time issue additional Common Shares depending upon market conditions. In addition, the Company is authorized to issue new classes of shares, which may be senior to the Common Shares but cannot be senior to the Preferred Shares or Preferred CD Shares. No shareholders have pre-emptive rights.

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

         Common Shares. The holders of the Common Shares are entitled to such distributions as declared by the Board of Directors out of funds legally available therefor. As of December 31, 2000, the Company's policy was to distribute to the holders of the Common Shares at least 80% of its cash flow from operations (exclusive of capital-related items and reserves) after payment of distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth Shares. No distributions may be declared or paid with respect to the Common Shares, however, so long as there remains unpaid any required distribution or redemption payment with respect to the Preferred Shares and Preferred CD Shares.

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


ITEM 6.  SELECTED FINANCIAL DATA

As of and for the year ended December 31,                      2000           1999           1998           1997           1996
                                                           ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA (000s):
Interest on mortgage revenue bonds and
    other bond related investments ......................      $43,077        $35,435        $23,241        $17,219        $13,859
Interest on loans .......................................       31,757          6,543          4,563          3,500          1,343
Net gain on sales .......................................        2,121          2,680          4,743          2,824              -
Other income ............................................       23,897          8,888          2,911          1,796          1,327
Equity in MLP II ........................................            -              -              -              -          2,141
                                                           ------------   ------------   ------------   ------------   ------------
Total revenues ..........................................      100,852         53,546         35,458         25,339         18,670
Operating expenses ......................................       26,636         10,112          6,002          3,962          3,812
Interest expense ........................................       31,152          6,665              -              -              -
Other-than-temporary impairments related to investments in
   mortgage revenue bonds ...............................       (1,008)        (1,120)        (2,049)        (2,580)        (3,990)
                                                           ------------   ------------   ------------   ------------   ------------
Net income before income allocated to preferred shareholders in
   a subsidiary company and income taxes ................       42,056         35,649         27,407         18,797         10,868
Income allocated to preferred shareholders in a subsidiary
   company ..............................................        8,475          3,433              -              -              -
                                                           ------------   ------------   ------------   ------------   ------------
Net income before income taxes ..........................       33,581         32,216         27,407         18,797         10,868
Income taxes ............................................        2,006            703              -              -              -
                                                           ------------   ------------   ------------   ------------   ------------
Net income ..............................................      $31,575        $31,513        $27,407        $18,797        $10,868
                                                           ============   ============   ============   ============   ============

PER SHARE/BAC DATA:
Net income (loss) per BAC prior to August 1, 1996:
Series I ................................................            -              -              -              -          $5.33
Series II ...............................................            -              -              -              -         $26.05

Net income per share subsequent  to July 31, 1996:
Preferred shares
    Series I ............................................       $56.25         $68.44         $67.80         $43.07         $22.84
    Series II ...........................................       $65.31         $68.76         $64.74         $64.84         $27.24
Preferred capital distribution shares
    Series I ............................................       $43.34         $55.96         $56.23         $32.59         $18.86
    Series II ...........................................       $46.73         $49.81         $48.97         $49.70         $21.53
Common shares (diluted earnings per share) ..............        $1.62          $1.67          $1.60          $1.50          $0.56
Weighted average Common Shares outstanding - diluted ....   18,088,366     17,740,671     15,938,249     12,537,517     11,123,048

BALANCE SHEET DATA (000s):
Investments in mortgage revenue bonds and other
  bond related investments, net .........................     $495,663       $391,633       $310,093       $220,961       $183,632
Loans receivable ........................................      349,291        286,489         17,246         11,491         10,158
Total assets ............................................      987,882        801,746        359,411        243,101        230,277
Notes payable ...........................................      329,159        261,956              -              -              -
Long-term debt ..........................................       70,899         67,000              -              -              -
Preferred shareholders' equity in a subsidiary company ..      137,664         80,159              -              -              -
Total shareholders' equity ..............................     $364,783       $363,611       $355,452       $241,399       $220,983



                                                               2000           1999           1998           1997           1996
                                                           ------------   ------------   ------------   ------------   ------------
CASH DISTRIBUTIONS PER SHARE/BAC DISTRIBUTED
  EACH YEAR AS FOLLOWS:
Distributions per BAC prior to August 1, 1996:
Series I BACS:
For the six months ended June 30, paid in July/August                -              -              -              -         $26.25
For the six months ended December 31, paid in February               -              -              -              -              -
Series II BACS:
For the six months ended June 30, paid in July/August     .          -              -              -              -         $27.50
For the six months ended December 31, paid in February    .          -              -              -              -              -
Distributions per share subsequent  to July 31, 1996:
Preferred shares:
  Series I:
    For the year ended December 31, paid quarterly (1)          $52.00        $108.97 (4)     $80.77 (3)     $53.57              -
    For the six months ended December 31, paid in February           -              -              -              -         $26.25
  Series II:
    For the year ended December 31, paid quarterly (1)         $174.88 (5)    $217.93 (4)     $68.52         $62.87              -
    For the six months ended December 31, paid in February           -              -              -              -         $30.64
    Special distribution - August                                    -              -              -              -          $6.84

ITEM 6. SELECTED FINANCIAL DATA (continuted)
                                                               2000           1999           1998           1997           1996
                                                           ------------   ------------   ------------   ------------   ------------
Preferred capital distribution shares:
  Series I:
    For the year ended December 31, paid quarterly (1)          $40.00         $99.21 (4)     $79.44 (3)     $43.79              -
    For the six months ended December 31, paid in February           -              -              -              -         $21.57
    Special distribution/return of capital - August                  -              -              -              -        $177.59
  Series II:
    For the year ended December 31, paid quarterly (1)         $155.91 (5)    $213.83 (4)     $53.36         $50.64              -
    For the six months ended December 31, paid in February           -              -              -              -         $25.00
    Special distribution/return of capital - August                  -              -              -              -        $252.03
Common shares:
    For the year ended December 31, paid quarterly (1)         $1.6725        $1.6075          $1.53          $1.43              -
    For the six months ended December 31, paid in February(2)        -              -              -              -        $0.6325



(1) This amount represents total dividends declared for the year. Quarterly distributions were paid to all preferred shareholders beginning with the third quarter of 1997; the first seminannual distribution for 1997 was paid in August 1997.

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

(4) The  distributions  for the Series I and Series II Preferred  and  Preferred
Capital Distribution Shares includes two special distributions. The first distribution relates to their proportionate share of the Company's net proceeds from the sale of eight consolidated demand notes in March 1999 as follows:
Preferred Series I, $16.24; Preferred Series II, $25.59; Preferred Capital Distribution Series I, $19.96 and Preferred Capital Distribution Series II, $41.89. The second distribution relates to their pro- rata portion of the return of capital from the refunding of the bond secured by the Riverset property as follows: Preferred Series I, $38.51; Preferred Series II; $133.24; Preferred Capital Distribution Series I, $37.60 and Preferred Capitial Distribution Series II, $131.84.

(5) The  distributions  for the Series II Preferred  and the Series II Preferred
Capital Distributions Shares includes a special distribution of $127.13 and $127.16, respectively. The special distribution represents their pro-rata portion of the return of capital resulting from the pay-off of a bond secured by a property known as Southfork Village.

                                                  2000           1999           1998           1997           1996
                                              ------------   ------------   ------------   ------------   ------------
SHARES OUTSTANDING AND NUMBER OF HOLDERS
   AS FOLLOWS:
Shares as of December 31,
Preferred shares:
  Series I
     Shares outstanding                             14,933         14,933         15,590         16,329         16,329
    Number of shareholders                            779            780            803            873            952
  Series II
    Shares outstanding                              7,226          7,226          7,350          7,637          7,637
    Number of shareholders                            349            350            356            365            403
Preferred capital distribution shares:
  Series I
    Shares outstanding                              7,798          7,798          8,325          8,909          8,909
    Number of shareholders                            377            379            378            425            481
  Series II
    Shares outstanding                              3,164          3,164          3,535          3,809          3,809
    Number of shareholders                            167            168            170            194            222
Common Shares
    Shares outstanding                         17,655,737     17,392,064     16,791,050     11,106,150     11,092,370
    Number of shareholders                         11,094         15,536         15,772         13,405         11,052


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

         Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing financings. A significant portion of the Company's investments are mortgage revenue bonds, or interests in mortgage revenue bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. As a result, interest income from these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, collateralize these investments. The Company also originates, invests in and services investments related to multifamily housing financings that are not mortgage revenue bonds issued by any state or local government or authority. These investments generate taxable, not tax-exempt, income.

         In October 1999 the Company acquired Midland Financial Holdings, Inc. and subsidiaries ("Midland") for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in common shares at the closing of the transaction. In addition, $3.33 million in MuniMae common shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to cash available for distribution ("CAD"). In December 2000, MuniMae paid approximately $3.33 million in common shares in consideration for Midland meeting its first year performance targets.

         Midland is a fully integrated real estate investment firm specializing in providing financing to the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money.

         In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an investing segment that primarily holds investments producing tax-exempt interest income and (2) an operating segment that primarily generates taxable interest income and, through corporate subsidiaries, fee income by providing servicing, loan origination and tax credit equity syndication services. The revenues associated with the investing segment consist primarily of interest earned on mortgage revenue bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for portfolios of third parties, syndication and brokerage fees associated with the origination of tax credit syndications, taxable interest and fees earned on construction lending activities and other fee income.

         In 1999, the Company placed a substantial portion of its mortgage revenue bonds and bond related investments in MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), an indirect subsidiary of the Company. TE Bond Sub then sold Series A and Series B Cumulative Preferred Shares (collectively, the "Preferred Shares") to institutional investors in May 1999 and June 2000, respectively (see further discussion under Liquidity and Capital Resources). The Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub and thus the assets of TE Bond Sub are not available to MuniMae's creditors. Any income from TE Bond Sub available after payment of the cumulative distributions of the Preferred Shares is allocated to the Company.

Results of Operations

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

         Total income for the year ended December 31, 2000 increased by approximately $47.3 million from the same period last year due primarily to an increase in collections of interest totaling $7.2 million on bonds, other bond related investments and loans and an increase of $40.0 million due to the inclusion of a full year of Midland income in 2000 versus a partial year of Midland income in 1999.

         The Company recognized net gain on sales of $2.1 million for the year ended December 31, 2000. Of this amount, $1.9 million related to Midland's sale of loans to Fannie Mae and other third parties in which Midland retained the mortgage servicing rights on the loans. In conjunction with the recognition of the net gain on sales, the Company recorded an investment in Mortgage Servicing Rights. The Company recognized net gain on sales of $2.7 million in 1999 related to the sale of bonds and loans.

         Salaries and benefits, professional fees and operating expenses for the year ended December 31, 2000 increased by approximately $14.9 million over the prior year due primarily to (1) an increase of $11.9 million due to the inclusion of a full year of Midland expenses in 2000 versus a partial year of Midland expenses in 1999, (2) an increase of $0.6 million in salary and benefits expense as a result of an increase in the number of employees and an increase in the incentive compensation earned, (3) an increase of $1.0 million in professional fees related to consulting expenses as a result of growing the Company's information infrastructure and legal expenses related to various transaction costs and (4) an increase of $0.9 million in operating expenses related to an increase in allowance for loan losses.

         For the year ended December 31, 2000, the Company recorded a full year of amortization of goodwill and other intangibles associated with the Midland acquisition and the capitalization of mortgage servicing rights. This accounted for a $1.6 million increase in amortization expense over the prior year.

         Interest expense for the year ended December 31, 2000 increased by approximately $24.5 million over the same period last year due primarily to an increase of $22.8 million due to the inclusion of a full year of interest expense from short-term borrowings associated with construction lending activity at Midland and an increase of $1.7 million in interest expense related to securitization transactions accounted for as borrowings.

         Income allocable to preferred shareholders of TE Bond Sub increased to $8.5 million from $3.4 million in 1999 as a result of the June 2000 Series B Preferred Equity Offering and recording of a full year of income allocable to the Series A Preferred Equity Offering completed in May 1999 (see further discussion under Liquidity and Capital Resources).

         The Company recorded other-than-temporary impairments aggregating $1.0 million on one investment in 2000. This type of non-cash charge does not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income, or the financial obligations under the bonds.

         As discussed above, the operating segment consists primarily of subsidiaries of the Company that are subject to income taxes. The effective tax rate for 2000 was 49.4% versus 52.2% for 1999. The 2000 rate reflects a provision for deferred taxes associated with the capitalization of mortgage servicing rights.

         For the year ended December 31, 2000, the net adjustment to other comprehensive income for unrealized holding losses on mortgage revenue bonds and other bond related investments available for sale was $2.1 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive loss for the year ended December 31, 2000 was $2.3 million and total comprehensive income was $29.3 million.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

         Total income for the year ended December 31, 1999 increased by approximately $18.1 million over the same period in the prior year due primarily to an increase in interest income collected on investments of $9.5 million and the inclusion of $9.0 million of income generated by Midland.

         Salaries and benefits, professional fees and operating expenses for the year ended December 31, 1999 increased by approximately $3.8 million from the prior year due primarily to the inclusion of the Midland expenses of $2.5 million and a $1.6 million increase in salary and benefits as a result of increases in employees and incentive compensation earned in 1999.

         The Company incurred interest expense of $6.7 million during 1999. Of this amount, $2.6 million was the result of the Term Securitization Facility in March 1999 (see further discussion under Liquidity and Capital Resources). The balance is interest expense incurred on borrowings by Midland used to finance construction lending activities.

         The Company recorded other-than-temporary impairments of $1.1 million on one investment in 1999. This type of non-cash charge does not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income, or the financial obligations under the bonds.

         The  operating   segment   discussed   above   consists   primarily  of
subsidiaries of the Company subject to income taxes. The effective tax rate for the year ended December 31, 1999 was 52.2%.

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

New Accounting Pronouncements

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. FAS 133 was adopted by the Company on January 1, 2001.

         The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. Currently the Company marks most of these instruments to fair value on a quarterly basis. Some of these instruments are held to reduce the Company's exposure to fluctuating interest rates. Accordingly, the change in fair value is recorded in other comprehensive income, which corresponds to the accounting treatment for the underlying instrument. The change is put option contracts, which are currently off-balance sheet instruments. Under FAS 133, the Company's put option contracts will be recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. The Company has elected not to prove the hedging effectiveness of its interest rate swap investments due to the cost and administrative burden of complying with FAS
133. As a result, changes in fair value of these investments will be recorded through current income rather than through other comprehensive income.

         The adoption of FAS 133 does not affect cash available for distribution or the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's investment in interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet at a fair value of zero. The cumulative effect of adopting FAS 133 will be a decrease to net income of approximately $12.3 million as of January 1, 2001, and will be reflected in the income statement as a cumulative effect of a change in accounting principle.

         During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the year ended December 31, 2000. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may have a significant impact on the total assets and total liabilities of the Company. Accordingly, new securitization transactions that would have been accounted for as a sale under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125") may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may be included in investments in mortgage revenue bonds.

Liquidity and Capital Resources

         The Company's primary objective is to maximize shareholder value through increases in CAD to common shares and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan includes structuring $200 to $250 million in bond investment transactions in 2001. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets, (2) minimizes exposure to fluctuations of interest rates, and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae, the Company has expanded its access to capital.

         For the year ended December 31, 2000, the Company originated $207 million in investment transactions. Of this amount, $79 million of these transactions were bond or loan originations retained by the Company. The remaining investment transactions involve structured transaction or securitizations discussed below under Securitizations.

February 2001 Common Share Offering

         On February 6, 2001, the Company sold to the public 3.8 million common shares at a price of $23.07 per share and granted the underwriters an option to purchase up to an aggregate of 570,000 common shares to cover over-allotments at the same price. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Preferred Share Equity Offering

         On June 2, 2000, TE Bond Sub sold to institutional investors $60 million of Series B Cumulative Preferred Shares (the "Series B Preferred Shares" or the "Series B Preferred Share Offering"). On May 27, 1999, TE Bond Sub sold to institutional investors $84 million of Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Series A Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series B Preferred Shares bear interest at 7.75% per annum or, if lower, the aggregate net income of TE Bond Sub after payment of distributions to the Series A Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A and Series B Preferred Shares is allocated to the Company. Cash distributions on the Series A and Series B Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series A and Series B Preferred Shares are subject to remarketing on specified dates. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A and Series B Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A and Series B Preferred Shares will be subject to mandatory tender on specified dates and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions.

Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company securitizes bonds through the sale of bonds to an investment bank that, in turn, deposits the bonds into a trust. Short term floating rate interests in the trust (the "senior interests"), which have first priority on the cash flow from the bonds and which are credit enhanced by the investment bank, are sold to accredited investors or qualified institutional investors. The Company purchases the residual interests in the trust and receives the proceeds from the sale of the senior interests less certain transaction costs. The Company may also purchase, for investment purposes, residual interests in trusts holding bonds that the Company did not own, in which case no proceeds are received. The residual interests receive the residual income after the payment of all fees and the floating rate obligation. The Company recognizes taxable capital gains or losses upon the sale of its bonds.

         Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trust created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

         The terms of the securitization trusts are generally based on the anticipated prepayment of the underlying bond in the trust. If a bond prepayment occurs as anticipated, the Company will receive its pro rata share of proceeds from the prepayment. However, there is no certainty that bond prepayment will occur at the end of the term of the securitization trust. If the bond does not prepay before the securitization trust terminates, the Company would be forced to liquidate its residual investment or, if the Company wished to retain this investment, it would be forced to purchase the remaining interests in the bond.

         From time to time, depending on the Company's capital position and needs, the Company may purchase or sell on the open market interests in bonds that it has securitized or bonds that the Company did not originally own but in which it now holds a residual interest. During 2000 the Company purchased and/or sold interests in one bond ($8.0 million face amount) that it previously securitized.

         Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 50% to 60% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing on-balance sheet debt plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at December 31, 2000 and 1999 was approximately 53% and 46%, respectively.

          In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trusts.

Term Securitization Facility

         In March 1999, the Company consummated a transaction with Merrill Lynch that converted a portion of its investment in the securitization trusts discussed above into a longer-term securitization facility. As a result, this transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the securitization trusts and the swap agreements, (b) reduce the annual financing costs, (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments, and (d) reduce the Company's exposure to changes in swap values that may result in margin calls.

         As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a borrowing, in accordance with FAS 125. Accordingly, the senior certificates were recorded as long-term debt and the bonds associated with this transaction are included in investments in mortgage revenue bonds. Prior to this transaction, the subordinate holders did not have a call provision, and accordingly, these assets and liabilities had received sale treatment and, therefore, were off-balance sheet financings.

New Credit Enhancement Facility

         During December 2000, the Company closed a $100 million credit enhancement facility through Fannie Mae. The facility refinanced the short-term credit enhancement on approximately $70 million of the Company's existing securitization portfolio with long-term credit enhancement through Fannie Mae. The facility also provided credit enhancement to two of the Company's previously unenhanced mortgage revenue bonds having an aggregate face value of approximately $10 million at December 31, 2000. The new facility also included the credit enhancement on approximately $20 million of mortgage revenue bonds that were previously credit enhanced through MMA Cap, LLC ("MMA Cap") prior to December 2000.

         The $100 million credit enhancement facility, which was completed through MMA Cap, is an open ended facility and will facilitate the placement of long term securitization capital, thereby enabling the Company to securitize its mortgage bonds at a fixed rate and for a term that more clearly matches the term of the underlying bond. The MMA Cap credit enhancement facility was arranged through Midland and enables the Company to diversify its securitization capabilities. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional investments of $29.7 million (face amount) to this facility.

Cash Flow

         At December 31, 2000 and 1999, the Company had cash and cash equivalents of approximately $27.5 million and $54.4 million, respectively.

         Cash flow from operating activities was $29.0 million, $30.7 million and $25.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash flow for 2000 versus 1999 is due primarily to an increase in other receivables at Midland. The increase in cash flow for 1999 versus 1998 is due primarily to an increase in income from investment of equity offering proceeds.

         The Company uses CAD as the primary measure of its ability to pay distributions. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are three primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the non-cash gain and loss recognized for GAAP associated with valuations, sales of investments and capitalization of mortgage servicing rights net of deferred taxes, which are not included in the calculation of CAD. The third difference is the treatment of goodwill and other intangibles, which are amortized into expense for GAAP, but not included in the calculation of CAD.

         The Company is required to distribute to the holders of its preferred shares cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the Company's net cash flow to the holders of term growth shares. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the years ended December 31, 2000 and 1999, cash available for distribution to common shares was $32.6 million and $29.8 million, respectively. The Company's distribution per common share for 2000 of $1.6725 represents a payout ratio of 90.0% of CAD. The Company's common share distribution for 1999 of $1.6075 represents a payout ratio of 92.0% of CAD.

         Regular cash distributions to shareholders attributable to the years ended December 31, 2000, 1999 and 1998 were $31.5 million, $29.7 million and $27.1 million, respectively.

         The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and distributions on the common shares and other equity, from cash on hand, operating cash flow, equity offering proceeds and securitization proceeds.

Income Tax Considerations

         MuniMae is organized as a limited liability company. This structure allows MuniMae to combine the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. MuniMae does not pay tax at the corporate level. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes. Approximately 93%, 83% and 83% of MuniMae's tax basis net income for the years ended December 31, 2000, 1999 and 1998, respectively, was tax-exempt for federal income tax purposes.

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

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring income is tax-exempt, from time to time, the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different for each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions, which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

         A portion of the Company's interest income is derived from private activity bonds that for income tax purposes are considered tax preference items for purposes of alternative minimum tax ("AMT"). AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company's income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

Forward Looking Information

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking information included herein will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         The Company invests in certain financial instruments, primarily available-for-sale investments in mortgage revenue bonds and other bond related investments that are subject to various forms of market risk including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk. The Company seeks to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels consistent with the risks the Company undertakes.

Real Estate Risk

         The Company's investments in bonds and other bond related investments are primarily collateralized by non-recourse mortgage loans on real estate properties. One of the major risks of owning investments collateralized by multifamily residential properties is the possibility that the owner of a property collateralizing the investment will not make the payments due to the Company and therefore defaults on the debt obligation. Defaults are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand forces, economic trends, interest rates and other factors beyond the control of the Company. Adverse economic conditions may limit the amounts of rent that can be charged for rental units at the properties or may reduce a property's occupancy level. Occupancy and rent levels may decrease due to the construction of additional housing units. City, state or federal housing programs that subsidize many of the properties may impose rent limitations and may limit the ability of a property to increase rents. The property may experience an increase in expenses, including but not limited to capital needs, real estate taxes and insurance. All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to the Company under its mortgage revenue bond. This could affect the Company's cash available for distribution to shareholders. The Company manages this risk through a diligent underwriting process and by carefully monitoring loan performance.

         The Company may be adversely affected by periods of economic slowdown or recession that result in declining property values or property performance, particularly declines in the value or performance of multifamily properties. Any material decline in property values weakens the value of the properties as collateral for the Company's investments and increases the possibility of a loss in the event of a default. Additionally, some of the income comes from additional interest on participating mortgage revenue bonds. The collection of additional interest may decrease in times of economic slowdown due to lower cash available from the properties. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments. As a result of these factors, debt service on the investments, and therefore cash flow available for distribution to shareholders is dependent upon the performance of the underlying properties. Accordingly, a decline in the performance of the related multifamily property would have a negative affect on our cash available for distribution to shareholders.

Interest Rate Risk

         Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. The interest income collected on investments that bear interest at fixed rates or pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates, unless the investment is prepaid as discussed below. In contrast, the Company's investments in other bond related investments, which bear interest at floating rates, are directly impacted by fluctuations in market interest rates. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2000, the Company's annual interest income on these investment would have changed by $0.7 million and $1.5 million, respectively.

         The Company's loans receivable and notes payable related to Midland's operations are not expected to be directly subject to interest rate risk. The Company typically provides loans to borrowers (loans receivable) by borrowing from third parties (notes payable). The Company earns the interest income that represents the difference between the interest charged to borrowers and the interest paid to the Company's lenders. The Company attempts to match the terms and rates of its loans receivable and notes payable to fix the interest income the Company will receive.

         It is important to note that a rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit the Company's ability to structure transactions. Conversely, falling interest rates may prompt historical renters to become first time homebuyers, in turn potentially reducing the demand for multifamily housing. In addition, in a falling interest rate environment, demand for taxable financing could increase relative to tax-exempt financing.

         Developing an effective interest rate management strategy can be complex, and no strategy can insulate the Company from all potential risks associated with interest rate changes. The Company manages its interest rate exposure on its investments in residual interests in securitization trusts (or "RITESSM"), which are inverse floaters, through the use of interest rate swaps in the notional amount of the outstanding senior interests in the securitization trusts. Historically, the Company has attempted to hedge substantially all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate exposure may not be fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. Also, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the securitization trust remains in existence.

         In addition, there is no guarantee that the securitization trust will be in existence for the duration of the hedge, as these securitization trusts would be collapsed if the credit enhancement or liquidity facilities are not renewed. If a securitization trust was no longer in existence, the Company would recognize a gain or a loss from changes in market values of the hedging instrument or from the termination of a swap agreement. Depending on market conditions, these gains or losses on the interest rate swaps could be significant.

         To generate short-term financing proceeds, the Company occasionally enters into total returns swaps with Merrill Lynch. Similar to the RITESSM, these investments are subject to interest rate risk. To date the Company has not always entered into hedging instruments to mitigate this exposure. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments.

         The Company's investments in mortgage revenue bonds and other bond related investments, including total return swaps and interest rate swaps, are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2000, the market value of these investments would have changed by 16% and 33% respectively. However, for the participating mortgage revenue bonds for which the fair value is determined by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets and economic events and conditions, and investor risk perceptions.

Credit and Liquidity Risks

         Substantially  all  of  the  Company's  bond  and  other  bond  related investments lack a regular trading market and are illiquid. This lack of liquidity could be exacerbated during turbulent market conditions or if any of the tax-exempt bonds become taxable or go into default. In the event that the Company may require additional cash during a turbulent market, the Company may have to liquidate its investments on unfavorable terms. In addition, the illiquidity associated with the Company's bond and other bond related investments can result in increased volatility in the fair value of the Company's investments, which could impact the Company's balance sheet and other comprehensive income.

         There can also be significant credit risk assigned by investors in the securitization trusts to the types of investments held by the Company. The illiquid assets held by the Company trade at yields that can be traced to spreads over "investment grade" instruments. On occasion there may be periods of market volatility during which the market investors demand an increased credit spread to "investment grade" investments for the investments owned by the Company. During these times, the market value of the Company's investments may decline significantly. If the investors required rate of return on the Company's investments had changed 100 basis points and 200 basis points at December 31, 2000, the market value of these investments would have changed by 14% and 34%, respectively.

         Under the terms of the Company's interest rate swap agreements and total return swaps with Merrill Lynch, the Company is required to maintain cash deposits with Merrill Lynch (margin call deposits). There is a significant risk that the Company could be required to liquidate investments to satisfy margin calls on its interest rate swap contracts and total return swap contracts if interest rates rise or fall dramatically. Additionally, the Company is exposed to the credit risks of the Company's counterparties in the interest rate swap contracts and total return swap contracts. The Company's counterparties, under certain circumstances, may not pay or perform under the contracts or they may terminate the contract at times unfavorable to the Company.

         In order to facilitate the securitization of certain assets at higher than normal leverage ratios the Company has pledged additional bonds that act as collateral for the senior interests in the securitization trusts. In the event that a securitization trust cannot meet its obligations, all or a portion of the bonds pledged as collateral may be sold to satisfy the obligations of the senior interest in the securitization trust. In addition, if short-term tax-exempt interest rates rise dramatically and exceed the coupon rate of the underlying fixed rate bond in a securitization trust, the securitization trust would be collapsed as a result of insufficient interest from the underlying fixed rate bond available to service the floating senior interest obligation.

Prepayment Risk

         A decrease in market interest rates may result in the redemption of an investment or a borrower prepaying or refinancing the investment prior to its stated maturity. The Company may not be able to reinvest the proceeds of the redeemed investment at an attractive rate of return. This may effect the Company's ability to generate sufficient income to pay distributions.

Risk Associated with Securitizations

         Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. In the securitization trusts, the investment bank (the "credit enhancer") provides liquidity to the trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one-year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company's income. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed above), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2000, $359 million and $289 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement, respectively. Of the $359 million, $70 million is credit enhanced by Fannie Mae and therefore not subject to annual "rollover" renewal for credit enhancement (see further discussion under New Credit Enhancement Facility). The Company has already extended, in advance, the liquidity and credit enhancement of the senior interests through February 15, 2002. In addition, the Company entered an agreement whereby the liquidity and credit enhancement facilities will be automatically extended for six month increments on each six month anniversary thereafter unless notified by the credit enhancer six months in advance of their termination of the facilities. The extension and renewal of the liquidity and credit enhancement facilities have the same terms as the original facilities. The Company continues to review alternatives that would reduce and diversify credit risks.

Forward Looking Information

         Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking information included herein will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated March 6, 2001, are listed in
Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's proxy statement for its 2001 annual shareholders meeting under the captions "Election of Directors", "Identification of Executive Officers," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934"and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's proxy statement for its 2001 annual shareholders meeting under the heading "Report of the Compensation Committee of the Board of Directors" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's proxy statement for its 2001 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's proxy statement for its 2001 annual shareholders meeting under the same caption and is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

         Report of Independent Accountants

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31,
           2000, 1999 and 1998
         Consolidated Statements of Comprehensive Income for the Years Ended
           December 31, 2000, 1999 and 1998
         Consolidated Statement of Shareholders' Equity for the Years Ended
           December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2000, 1999 and 1998
         Notes to Consolidated Financial Statements

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

         10.5 Stock Purchase and Contribution Agreement among the Registrant and Messrs.Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated September 30, 1999 (filed as Item 7(c) Exhibit 2.1 to the Company's report on Form 8-K, filed with the Commission on November 8, 1999 and incorporated by reference herein).

         10.6 Registration Rights Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as Item 16 Exhibit 2.2 to the Company's report on Form S-3, File No. 333-56049, filed with the Commis-sion on January 24, 2000 and incorporated by reference herein).

         10.7 Employment Agreement between the Registrant and Robert J. Banks, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).

         10.8 Employment Agreement between the Registrant and Keith J. Gloeckl, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and in-corporated by reference herein).

         10.9 Employment Agreement between the Registrant and Ray F. Mathis, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorpor-ated by reference herein).

         10.10 Employment Agreement between the Registrant and Mark K. Joseph, dated December 31, 1999 (filed as part of the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 and incorporated by reference herein).

         10.11   Employment Agreement between the Registrant and
                 Michael L. Falcone, dated December 31, 1999 (filed as part of the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 and incorporated by reference herein).

         10.12   Employment  Agreement  between  the  Registrant  and
                 Gary A. Mentesana, dated December 31, 1999 (filed as part of the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 and incorporated by reference herein).

         11      Computation of Earnings Per Share

         21      Subsidiaries

         23      Consent of PricewaterhouseCoopers LLP

         27      Financial Data Schedule

   (b)   Reports on Form 8-K.
                  None.

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

Signature                             Title                         Date

 /s/ Mark K. Joseph       Chairman of the Board,
                          Chief Executive Officer             March 29, 2001
----------------------
Mark K. Joseph           (Principal Executive Officer),
                          and Director

/s/ Gary A. Mentesana     Senior Vice President and Chief
                          Financial Officer                   March 29, 2001
----------------------
Gary A. Mentesana

/s/ Michael L. Falcone    President and
                          Chief Operating Officer and
                          Director                            March 29, 2001
----------------------
Michael L. Falcone

/s/ Robert J. Banks       Senior Vice President and
                          Director                            March 29, 2001
-------------------
Robert J. Banks

/s/ Charles Baum          Director                            March 29, 2001
----------------------
Charles Baum

 /s/ Richard O. Berndt    Director                            March 29, 2001
----------------------
Richard O. Berndt

 /s/ Robert S. Hillman    Director                            March 29, 2001
----------------------
Robert S. Hillman

 /s/ William L. Jews      Director                            March 29, 2001
----------------------
William L. Jews

/s/ Douglas A. McGregor   Director                            March 29, 2001
----------------------
Douglas A. McGregor

 /s/ Carl W. Stearn       Director                            March 29, 2001
----------------------
Carl W. Stearn

                        Report of Independent Accountants



To the Shareholders and Board of Directors of Municipal Mortgage & Equity, LLC


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Municipal Mortgage & Equity, LLC and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 6, 2001



                                            MUNICIPAL MORTGAGE & EQUITY, LLC
                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share data)

                                                                          December 31,       December 31,
                                                                              2000               1999
                                                                         ---------------    ---------------

ASSETS

Cash and cash equivalents ...............................................   $  27,504          $  54,417
Interest receivable .....................................................       9,978              8,118
Investment in mortgage revenue bonds, net (Note 5) ......................     500,190            391,544
Investment in other bond related investments (Notes 6, 7 and 8) .........      13,457              8,338
Loans receivable (Note 9) ...............................................     349,291            286,489
Restricted assets (Note 10) .............................................      25,212             15,833
Other assets ............................................................      27,694              8,246
Mortgage servicing rights, net (Note 11).................................       6,876               --
Property and equipment ..................................................       1,012                894
Goodwill and other intangible assets (Note 2)............................      26,668             27,867
                                                                            ---------          ---------
Total assets ............................................................   $ 987,882          $ 801,746
                                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 12) .................................................   $ 329,159          $ 261,956
Accounts payable, accrued expenses and other liabilities ................      20,645             18,805
Investment in other bond related investments (Notes 6, 7 and 8) .........      17,984              8,249
Income taxes payable (including deferred taxes of $2,808 and $277
    at December 31, 2000 and 1999, respectively) (Note 14) ..............       2,852                522
Distributions payable ...................................................       2,606              1,444
Short-term debt .........................................................      41,290               --
Long-term debt (Note 4) .................................................      70,899             67,000
                                                                            ---------          ---------
Total liabilities .......................................................     485,435            357,976
                                                                            ---------          ---------

Commitments and contingencies (Note 13) .................................        --                 --

Preferred shareholders' equity in a subsidiary company (Note 3) .........     137,664             80,159

Shareholders' equity:
Preferred shares:
    Series I (14,933 shares issued and outstanding) .....................       9,594             10,105
    Series II (7,226 shares issued and outstanding) .....................       4,868              5,720
Preferred capital distribution shares:
    Series I (7,798 shares issued and outstanding) ......................       3,489              3,756
    Series II (3,164 shares issued and outstanding) .....................       1,268              1,632
Term growth shares (2,000 shares issued and outstanding) ................         197                165
Common shares (17,716,576 shares, including 17,700,745 issued, and 15,831 deferred shares at December 31, 2000 and 17,538,140 shares, including
    17,528,011 issued, and 10,129 deferred shares at December 31, 1999) .     328,990            324,443
Less common shares held in treasury at cost (60,839 shares
    and 146,076, respectively) ..........................................        (944)            (2,481)
Less unearned compensation  - deferred shares (Note 18) .................      (4,144)            (3,468)
Accumulated other comprehensive income ..................................      21,465             23,739
                                                                            ---------          ---------
Total shareholders' equity ..............................................     364,783            363,611
                                                                            ---------          ---------

Total liabilities and shareholders' equity ..............................   $ 987,882          $ 801,746
                                                                            =========          =========

The accompanying notes are an integral part of these financial statements.



                                          MUNICIPAL MORTGAGE & EQUITY, LLC
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except share and per share data)

                                                                               For the year ended December 31,
                                                                         ---------------------------------------------
                                                                             2000            1999            1998
                                                                         --------------  -------------   -------------
INCOME:

Interest on mortgage revenue bonds and other bond related investments ..      $ 43,077       $ 35,435        $ 23,241
Interest on loans ......................................................        31,757          6,543           4,563
Loan origination and brokerage fees ....................................         8,676          3,925             425
Loan servicing fees ....................................................         5,621          1,759             883
Interest on short-term investments .....................................         4,391          1,848           1,330
Other income ...........................................................         5,209          1,356             273
Net gain on sales (Notes 6 and 9) .......................................         2,121          2,680           4,743
                                                                         --------------  -------------   -------------
Total income ...........................................................       100,852         53,546          35,458
                                                                         --------------  -------------   -------------
EXPENSES:

Salaries and benefits ..................................................        15,300          6,746           3,309
Professional fees ......................................................         3,477          1,698           1,472
Operating expenses .....................................................         5,972          1,371           1,221
Goodwill and other intangibles amortization ............................         1,887            297               -
Interest expense .......................................................        31,152          6,665               -
Other-than-temporary impairments related to investments in mortgage
      revenue bonds and other bond related investments (Note 4) ........         1,008          1,120           2,049
                                                                         --------------  -------------   -------------
Total expenses .........................................................        58,796         17,897           8,051
                                                                         --------------  -------------   -------------
Net income before income allocated to preferred shareholders
      in a subsidiary company and income taxes .........................        42,056         35,649          27,407
Income allocable to preferred shareholders in a subsidiary
      company (Note 3) .................................................         8,475          3,433               -
                                                                         --------------  -------------   -------------
Net income before  income taxes ........................................        33,581         32,216          27,407
Income taxes ...........................................................         2,006            703               -
                                                                         --------------  -------------   -------------
Net income .............................................................      $ 31,575       $ 31,513        $ 27,407
                                                                         ==============  =============   =============

Net income allocated to:
      Preferred shares:
         Series I ......................................................         $ 840        $ 1,022         $ 1,057
                                                                         ==============  =============   =============
         Series II .....................................................           472            497             476
                                                                         ==============  =============   =============
      Preferred capital distribution shares:

         Series I ......................................................         $ 338          $ 436           $ 468
                                                                         ==============  =============   =============
         Series II .....................................................           148            158             173
                                                                         ==============  =============   =============
      Term growth shares ...............................................         $ 701          $ 604           $ 505
                                                                         ==============  =============   =============
      Common shares ....................................................      $ 29,076       $ 28,796        $ 24,728
                                                                         ==============  =============   =============

Basic net income per share:
      Preferred shares:
         Series I ......................................................       $ 56.25        $ 68.44         $ 67.80
                                                                         ==============  =============   =============
         Series II .....................................................         65.31          68.76           64.74
                                                                         ==============  =============   =============
      Preferred capital distribution shares:

         Series I ......................................................       $ 43.34        $ 55.96         $ 56.23
                                                                         ==============  =============   =============
         Series II .....................................................         46.73          49.81           48.97
                                                                         ==============  =============   =============
      Common shares ....................................................        $ 1.67         $ 1.70          $ 1.62
                                                                         ==============  =============   =============
      Weighted average common shares outstanding .......................    17,459,829     16,922,788      15,233,380
Diluted net income per share:
      Common shares ....................................................        $ 1.62         $ 1.67          $ 1.60
                                                                         ==============  =============   =============
      Weighted average common shares outstanding .......................    18,088,366     17,740,671      15,938,249

The accompany notes are an integral part of these financial statements.



                                             MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (In thousands)


                                                                                  For the year ended December 31,
                                                                         --------------------------------------------------
                                                                              2000             1999              1998
                                                                         ---------------   --------------   ---------------
Net income .............................................................       $ 31,575         $ 31,513          $ 27,407
                                                                         ---------------   --------------   ---------------

Other comprehensive income (loss):

Unrealized gains (losses) on investments:

    Unrealized holding losses arising during the period ................         (2,093)          (3,466)           (1,416)
    Reclassification adjustment for (gains) losses
       included in net income ..........................................           (181)            (216)            1,475
                                                                         ---------------   --------------   ---------------
Other comprehensive income (loss) ......................................         (2,274)          (3,682)               59
                                                                         ---------------   --------------   ---------------

Comprehensive income ...................................................       $ 29,301         $ 27,831          $ 27,466
                                                                         ===============   ==============   ===============

The accompanying notes are an integral part of these financial statements.



                                                    MUNICIPAL MORTGAGE & EQUITY, LLC
                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (In thousands, except share data)

                                                 Preferred Capital                                           Accumulated
                             Preferred Shares   Distribution Shares   Term                                      Other
                          --------------------- -------------------  Growth  Common   Treasury   Unearned   Comprehensive
                            Series I  Series II Series I  Series II  Shares  Shares    Shares  Compensation  Income (Loss)   Total
                          ----------- --------- --------- --------- ------- -------- --------- ------------ ------------- ---------
Balance, January 1, 1998 ... $ 11,308  $ 6,230  $ 4,559   $ 2,126     $ 97 $ 192,504  $ (922)   $ (1,865)      $ 27,362   $241,399
 Net income ................    1,057      476      468       173      505    24,728      -           -              -      27,407
 Unrealized gains on
  investments, net of
  reclassifications ........       -        -        -         -        -         -       -           -              59         59
 Distributions .............     (868)    (502)    (377)     (188)    (497)  (21,562)     -           -              -     (23,994)
 Purchase of treasury
  shares (Note 19) .........       -        -        -         -        -         -   (1,666)         -              -      (1,666)
 Reissuance of
  treasury shares ..........       -        -        -         -        -        (15)     33          -              -          18
 Options exercised .........       -        -        -         -        -        288      -           -              -         288
 Deferred shares issued
  under the Non-Employee
  Directors' Share Plans
  (Note 18) ................       -        -        -         -        -         57      -           -              -          57
 Issuance of common shares..       -        -        -         -        -    112,316      -           -              -     112,316
 Retirement of preferred
  shares ...................    (512)     (234)    (299)     (153)      -        154      -           -              -      (1,044)
 Deferred share grants
  (Note 18) ................       -        -        -         -        -      1,639      -       (1,639)            -          -
 Amortization of deferred
  compensation (Note 18) ...       -        -        -         -        -         -       -          612             -         612
                            --------- --------- -------- ---------- ------ ---------- --------- ----------- ------------- ---------
Balance, December 31, 1998..  10,985     5,970    4,351     1,958      105   310,109  (2,555)     (2,892)        27,421    355,452
 Net income ................   1,022       497      436       158      604    28,796      -           -              -      31,513
 Unrealized losses on
  investments, net of
  reclassifications ........       -        -        -         -        -         -       -           -          (3,682)    (3,682)
 Distributions .............  (1,439)     (646)    (756)     (279)    (544)  (26,801)     -           -              -     (30,465)
 Purchase of treasury
  shares (Note 19) .........       -        -        -         -        -         -     (581)         -              -        (581)
 Reissuance of treasury
  shares ...................       -        -        -         -        -       (640)    655          -              -          15
 Options exercised .........       -        -        -         -        -         72      -           -              -          72
 Deferred shares issued
  under the Non-Employee
  Directors' Share Plans
  (Note 18) ................       -        -        -         -        -         72      -           -              -          72
 Retirement of preferred
  shares ...................    (463)     (101)    (275)     (205)      -        117      -           -              -        (927)
 Issuance of common shares
  (Note 2) .................       -        -        -         -        -     11,275      -           -              -      11,275
 Deferred share grants
  (Note 18) ................       -        -        -         -        -      1,443      -       (1,443)            -          -
 Amortization of deferred
  compensation (Note 18) ...       -        -        -         -        -         -       -          867             -         867
                             -------- --------- -------- ---------- ------ ---------- --------- ---------- -------------- ---------
Balance, December 31, 1999..  10,105     5,720    3,756     1,632     165    324,443  (2,481)     (3,468)        23,739    363,611
 Net income ................     840       472      338       148     701     29,076      -           -              -      31,575
 Unrealized losses on
  investments, net of
  reclassifications ........       -        -        -         -        -         -       -           -          (2,274)    (2,274)
 Distributions .............  (1,351)   (1,324)    (605)     (512)   (669)   (29,011)     -           -              -     (33,472)
 Purchase of treasury
  shares (Note 19) .........       -        -        -         -        -         -     (191)         -              -        (191)
 Reissuance of treasury
  shares ...................       -        -        -         -        -     (1,707)  1,728          -              -          21
 Options exercised .........       -        -        -         -        -        895      -           -              -         895
 Deferred shares issued
  under the Non-Employee
  Directors' Share Plans
  (Note 18) ................       -        -        -         -        -        115      -           -              -         115
 Issuance of common shares
  (Note 2) .................       -        -        -         -        -      3,415      -           -              -       3,415
 Deferred share grants
  (Note 18) ................       -        -        -         -        -      1,764      -       (1,764)            -          -
 Amortization of deferred
  compensation (Note 18) ...       -        -        -         -        -         -       -        1,088             -       1,088
                            ---------  -------- -------- ---------- ------ ---------- --------- ---------- -------------- ---------
Balance, December 31, 2000.. $ 9,594   $ 4,868  $ 3,489   $ 1,268   $  197 $ 328,990  $ (944)   $ (4,144)      $ 21,465  $ 364,783
                            =========  ======== ======== ========== ====== ========== ========= ========== ============== =========



                                                                       Preferred Capital
                                                Preferred Shares      Distribution Shares
                                             ----------------------  ---------------------   Term Growth    Common     Treasury
 SHARE ACTIVITY:                              Series I   Series II    Series I  Series II      Shares       Shares      Shares
                                             ---------- -----------  --------- -----------  ------------ ------------- ----------
Balance, January 1, 1998 ...................   16,329       7,637       8,909      3,809       2,000      11,106,150     60,077
  Purchase of treasury shares ..............        -           -           -          -           -         (95,900)    95,900
  Reissuance of treasury shares ............        -           -           -          -           -           2,145     (2,145)
  Issuance of common shares ................        -           -           -          -                   5,746,000          -
  Retirement of preferred shares ...........     (739)       (287)       (584)      (274)          -               -          -
  Options exercised ........................        -           -           -          -           -          17,166          -
  Deferred shares issued under the
   Non-Employee Directors' Share Plans
  (Note 18) ................................        -           -           -          -           -           2,751          -
  Issuance of common shares under the
   Employee Share Incentive Plans
  (Note 18) ................................        -           -           -          -           -          12,738          -
                                            ----------- -----------  --------- -----------  ------------ ------------- ----------
Balance, December 31, 1998 .................   15,590       7,350       8,325      3,535       2,000      16,791,050    153,832
  Purchase of treasury shares ..............        -           -           -          -           -         (30,000)    30,000
  Reissuance of treasury shares ............        -           -           -          -           -          33,256    (33,256)
  Retirement of preferred shares ...........     (657)       (124)       (527)      (371)          -               -          -
  Options exercised ........................        -           -           -          -           -           4,500     (4,500)
  Issuance of common shares (Note 2) .......        -           -           -          -           -         589,565          -
  Deferred shares issued under the
    Non-Employee Directors' Share Plans
   (Note 18) ...............................        -           -           -          -           -           3,693          -
                                            ----------- -----------  --------- -----------  ------------ ------------- ----------
Balance, December 31, 1999 .................   14,933       7,226       7,798      3,164       2,000      17,392,064    146,076
  Purchase of treasury shares ..............        -           -           -          -           -          (9,042)     9,042
  Reissuance of treasury shares ............        -           -           -          -           -          59,745    (59,745)
  Issuance of common shares (Note 2) .......        -           -           -          -           -         155,234          -
  Options exercised ........................        -           -           -          -           -          52,034    (34,534)
  Deferred shares issued under the
    Non-Employee Directors' Share Plans
   (Note 18) ...............................        -           -           -          -           -           5,702          -
                                           ------------ -----------  --------- -----------  ------------ ------------- ----------
Balance, December 31, 2000 .................   14,933       7,226       7,798      3,164       2,000      17,655,737     60,839
                                           ============ ===========  ========= ===========  ============ ============= ==========

The accompanying notes are an integral part of these financial statements.



                                         MUNICIPAL MORTGAGE & EQUITY, LLC
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                   For the year ended December 31,
                                                                            ----------------------------------------------
                                                                                2000            1999            1998
                                                                            --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 31,575        $ 31,513        $ 27,407
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Income allocated to preferred shareholders in a subsidiary
     company                                                                      8,475           3,433               -
   Other-than-temporary impairments related to investments in
     mortgage revenue bonds                                                       1,008           1,120           2,049
   Increase (decrease) in valuation allowance on parity working capital loans       495            (649)           (213)
   Net gain on sales                                                             (2,121)         (2,680)         (4,743)
   Net amortization of premiums, discounts and fees on investments                  302             298             277
   Depreciation and amortization                                                  2,087             405              38
   Loss on disposal of fixed assets                                                   3               -               -
   Deferred share compensation expense                                            1,088             867             612
   Deferred shares issued under the Non-Employee Directors' Share Plans             115              72              57
   Director fees paid and share awards made by reissuance of treasury shares         21              15              18
   (Increase) decrease in interest receivable                                    (1,860)         (3,194)         (1,387)
   (Increase) decrease in other assets                                          (14,222)         (2,271)             30
   Increase in accounts payable, accrued expenses and other liabilities           2,082           1,726           1,539
                                                                            --------------  --------------  --------------
Net cash provided by operating activities                                        29,048          30,655          25,684
                                                                            --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments
   and loan originations                                                       (513,397)       (226,401)       (224,394)
Acquisition of Midland net of cash acquired                                           -         (24,365)              -
Purchases of property and equipment                                                (321)           (123)           (273)
Net investment in restricted assets                                              (9,379)        (10,466)         (4,037)
Principal payments received                                                     292,101          24,769             263
Net proceeds from sales of investments                                           50,303         137,250         132,651
                                                                            --------------  --------------  --------------
Net cash used in investing activities                                          (180,693)        (99,336)        (95,790)
                                                                            --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                               422,274          88,697               -
Repayment of credit facilities                                                 (360,155)        (35,032)              -
Proceeds from short-term debt                                                    41,290               -               -
Proceeds from long-term debt                                                      4,023               -               -
Repayment of long-term debt                                                        (124)              -               -
Issuance of common shares                                                             -               -         112,316
Issuance of preferred shares in a subsidiary company                             57,604          80,159               -
Retirement of preferred shares                                                        -            (927)         (1,044)
Proceeds from stock options exercised                                               895              72             288
Purchase of treasury shares                                                        (191)           (581)         (1,666)
Distributions                                                                   (33,472)        (30,465)        (23,994)
Distributions to preferred shares in a subsidiary company                        (7,412)         (1,989)              -
                                                                            --------------  --------------  --------------
Net cash provided by financing activities                                       124,732          99,934          85,900
                                                                            --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents                            (26,913)         31,253          15,794
Cash and cash equivalents at beginning of period                                 54,417          23,164           7,370
                                                                            --------------  --------------  --------------
Cash and cash equivalents at end of period                                     $ 27,504        $ 54,417        $ 23,164
                                                                            ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                  $ 30,192         $ 4,682        $      -
                                                                            ==============  ==============  ==============
Income taxes paid                                                              $  1,579        $    735        $      -
                                                                            ==============  ==============  ==============

DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
   of P-FLOATS to Term Securitization Facility (see Note 4)                    $      -        $ 67,000        $      -
                                                                            ==============  ==============  ==============
Investment in partnership under a note payable obligation                      $  5,084        $      -        $      -
                                                                            ==============  ==============  ==============
Issuance of common stock in connection with Midland acquisition                $  3,415        $ 11,275        $      -
                                                                            ==============  ==============  ==============

The accompany notes are an integral part of these financial statements.


                      MUNICIPAL MORTGAGE & EQUITY, LLC
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing financings. A significant portion of our investments are mortgage revenue bonds, or interests in mortgage revenue bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. As a result, interest income from these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. The Company also originates, invests in and services investments related to multifamily housing financings that are not mortgage revenue bonds. These investments generate taxable rather than tax-exempt income.

         In October 1999 the Company acquired Midland Financial Holdings, Inc. and subsidiaries ("Midland") for approximately $45 million (see Note 2). The consolidated earnings of Midland are included in the Company's results of operations from the date of the Company's acquisition of Midland.

         The assets of MuniMae TE Bond Subsidiary, LLC and its subsidiaries (collectively, "TE Bond Sub"), a majority owned subsidiary of MuniMae, are solely those of TE Bond Sub and are not available to creditors of MuniMae. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of the Company and in certain circumstances could be foreclosed upon.

         The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

         The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

         The consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Preferred shareholders' equity in TE Bond Sub, a majority owned subsidiary, represents a minority interest in the Company (see further discussion in Note
3).

Cash and Cash Equivalents

         Cash and cash equivalents consist principally of investments in money market mutual funds, short-term marketable securities and reverse repurchase agreements with original maturities of 90 days or less, all of which are readily convertible to known amounts of cash in seven days or less. Cash equivalents are carried at cost, which approximates fair value.

Investment in Mortgage Revenue Bonds

         Mortgage revenue bonds are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). All investments in mortgage revenue bonds are classified and accounted for as available-for-sale debt securities and carried at fair value; unrealized holding gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company periodically evaluates the credit risk exposure associated with these assets to determine whether other-than-temporary impairments exist. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a mortgage revenue bond, an other-than-temporary impairment is recorded.

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

         The Company recognizes base interest on the bonds as revenue as it accrues. Interest income in excess of the base interest may be available to the Company through participation features of a bond ("participation interest"). Participation interest is recognized as income when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt. The Company applies interest payments on non-accrual bonds first to previously recorded accrued interest and, once previously accrued interest is satisfied, as interest income when received. The Company reinstates the accrual of interest income once a bond's ability to perform is adequately demonstrated.

         For tax purposes, the Company recognizes base interest as income as it accrues. For certain investments, in accordance with the terms of the bond document, the Company may also recognize participation interest as income as it accrues for tax reporting. Base interest and participation interest in certain bonds is accrued for tax purposes even when the interest income is not collected. Base interest recognized on the bonds is exempt for federal income tax purposes to the shareholders. In accordance with the terms and conditions of the underlying bond documents and tax regulations, participation interest in certain bonds may be taxable to the shareholders for federal income tax purposes.

Investment in RITES(sm)

         The Company owns Residual Interest Tax-Exempt Securities Receipts ("RITES(sm)"), a security offered by Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") through its RITES(sm)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(sm)") program discussed more fully in Notes 6 and
7. The Company classifies the RITES(sm) as available-for-sale debt securities under FAS 115 and carries the RITES(sm) at fair value with unrealized gains or losses included in accumulated other comprehensive income. The Company records unrealized holding gains or losses arising during the period through other comprehensive income while other-than-temporary impairments are recorded through operations. The Company uses the same policy discussed under "Investments in Mortgage Revenue Bonds" to determine whether other-than-temporary impairments exist on the RITES(sm). The Company determines the fair value of the RITES(sm), which also have a limited market, based on quotes from external sources, such as brokers, for these or similar investments. The fair value of a RITES(sm) investment is derived from the quote on the underlying bond reduced by the outstanding face amount of the corresponding P-FLOATs(sm). Accordingly, the value of the RITESSM may represent a liability to the Company in the event that the fair value of the underlying bond is exceeded by the face amount of the corresponding P-FLOATsSM. Any such liabilities are reflected as a liability in the accompanying consolidated balance sheets (see the Other Bond Related Investments table in Note 7). The Company recognizes interest income on the RITES(sm) as revenue as it accrues. Interest recognized on the RITES(sm) is exempt for federal income tax purposes to the shareholders.

Total Return Swaps and Put Options

         Total return swaps are marked to market and included in other bond related investments on the balance sheet with unrealized gains or losses included in accumulated other comprehensive income. The fair value of the total return swaps is based on the fair value of the underlying investment that is estimated based on quotes from external sources, such as brokers, for these or similar investments. In the event that the fair value of the underlying bond is below par, the value of the total return swaps may represent a liability to the Company. Put options on fixed income securities are carried at cost in accordance with FAS 115.

Interest Rate Swaps

         The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's RITES(sm) investments as discussed more fully in Notes 6, 7 and 8. The interest rate swap contracts are accounted for as hedges, and, as such, are monitored for correlation and effectiveness. Interest rate swap contracts are carried at fair value and included in other bond related investments with unrealized gains or losses included in accumulated other comprehensive income. The Company determines the fair value of the interest rate swap agreements based on quotes from external sources, such as brokers, for these or similar investments. Interest rate swaps with market values below $0 are reflected as liabilities in the accompanying consolidated balance sheets. The Company recognizes the differential to be paid or received under these agreements as an adjustment to interest income related to the RITES(sm). Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

Loans Receivable

         The Company carries loans receivable at the lower of cost or market value. The Company measures impairment of a loan in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). FAS 114 requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Company periodically evaluates the credit risk exposure associated with these assets to determine whether any impairment exists. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance.

         The Company recognizes base interest on loans as revenue as it accrues; participation interest is recognized when received. The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt. The Company applies interest payments on non-accrual loans first to previously recorded accrued interest and then, once previously accrued interest has been satisfied, as interest income when received. The accrual of interest income is reinstated once a loan's ability to perform is adequately demonstrated. Interest income is also recognized for the portion of any principal payments received in excess of GAAP basis, including payments for previously unaccrued interest. For tax purposes, the Company recognizes interest income on the loans at rates negotiated at the time such investments were made and, with respect to participation interest, when received. Interest recognized on the loans is taxable to the shareholders.

Mortgage Servicing Rights

         The Company accounts for its mortgage servicing rights under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 requires servicing rights retained by the Company after the origination and sale of the related loan be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans and included in goodwill and other intangibles amortization in the consolidated statements of income.

         The Company evaluates all capitalized mortgage servicing rights for impairment when changes indicate that impairment is probable, but no less than at each reporting date. The mortgage servicing rights are considered to be impaired when the carrying amount exceeds the fair value of the expected future net cash flows to be received under the servicing contract. Impairment, if any, is recognized through a valuation allowance.

Other Assets

         The Company's investment in other assets includes prepaid expenses, other receivables, debt issue costs, investment in partnerships and certain investment in interest-only securities. Prepaid expenses and debt issue costs are amortized over the contract period or the estimated life of the related debt. The Company's investments in partnerships are accounted for using the equity method.

         The Company holds interest-only securities which represent the rights to receive the excess interest on certain mortgage loans sold to Fannie Mae (defined in Note 2). These rights result from the contractual right to receive the difference between the interest paid at the borrower's loan rate and interest paid to Fannie Mae at the rate at which the loan was sold to Fannie Mae. The Company classifies these investments as available-for-sale securities under FAS 115 and carries them at fair value with unrealized gains and losses included in accumulated other comprehensive income. The fair value of the interest-only securities is estimated by discounting the expected future cash flows. Due to the existence of a related obligation to pay all or a portion of these cash flows to the Group Trust (defined in Note 17), a corresponding liability is reflected on the balance sheet in other liabilities.

Property and Equipment

         Property and equipment consisting primarily of furniture and fixtures is stated at cost. The Company computes depreciation over the estimated useful lives, ranging from six to ten years, on the 150% declining balance method. Accumulated depreciation was $1.0 million and $152,000 at December 31, 2000 and 1999, respectively.

Goodwill and Other Intangible Assets

         Goodwill and other intangible assets represent the excess of cost over the fair value of the net assets acquired from the acquisition of Midland (see
Note 2) and are being amortized over 20 years using the straight-line method. Accumulated amortization was $1.4 million and $297,000 at December 31, 2000 and 1999, respectively.

Loan Servicing, Origination and Brokerage Fees

         Loan servicing fees are recognized into income over the period in which the Company performs the associated services. Brokerage fees and syndication fees are recognized into income at the time the related transactions are complete. Origination fees received on transactions in which the Company purchases or retains an investment are deferred and amortized into income as discussed below.

Other Income

         The Company's other income includes asset management fees, income from put options, guarantee fees and other miscellaneous income. These income and fee amounts are recognized into income over the period in which the Company performs the associated services.

Origination Fees and Premiums and Discounts on Purchased Investments

         Origination fees and premiums and discounts on purchased investments are deferred and amortized into income to approximate a level yield over the estimated lives of the related investments. The unamortized balance of origination fees and premiums and discounts is reported as part of the amortized cost of the related investments. Upon the sale of an investment, the unamortized balance of origination fees and premiums and discounts are recorded as income through the calculation of gains and losses on the sale of investments.

Earnings per Share

         The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

Income Taxes

         MuniMae is organized as a limited liability company. This structure allows MuniMae to combine the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. MuniMae does not pay tax at the corporate level. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes.

         In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an investing segment consisting of subsidiaries holding investments producing primarily tax-exempt interest income and (2) an operating segment that primarily generates taxable interest income and, through corporate subsidiaries, fee income by providing servicing, loan origination and tax credit equity syndication services. The operating segment, which is directly or indirectly wholly owned by MuniMae, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

         The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring interest income is tax-exempt, from time to time, the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different for each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions, which generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to shareholders may be significantly different than the capital gains and losses recorded by the Company.

New Accounting Pronouncements

         During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. FAS 133 was adopted by the Company on January 1, 2001.

         The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. Currently the Company marks most of these instruments to fair value on a quarterly basis. Some of these instruments are held to reduce the Company's exposure to fluctuating interest rates. Accordingly, the change in fair value is recorded in other comprehensive income, which corresponds to the accounting treatment for the underlying instrument. The exception is put option contracts, which are currently off-balance sheet instruments. Under FAS 133, the Company's put option contracts will be recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. The Company has elected not to prove the hedging effectiveness of its interest rate swap investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of these investments will be recorded through current income rather than through other comprehensive income.

         The adoption of FAS 133 does not affect cash available for distribution or the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's investment in interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 will be a decrease to net income of approximately $12.3 million as of January 1, 2001, and will be reflected in the income statement as a cumulative effect of a change in accounting principle.

         During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the year ended December 31, 2000. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may have a significant impact on the total assets and total liabilities of the Company. Accordingly, new securitization transactions that would have been accounted for as a sale under FAS 125 may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may be included in investments in mortgage revenue bonds.

Significant Risks and Uncertainties

         Because the Company's assets consist primarily of bonds and other bond related investments secured by non-recourse mortgage loans on real estate properties, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including macro-economic conditions, interest rate changes, demographics, local real estate markets and individual property performance. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments.

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

NOTE 2 - MIDLAND ACQUISITION

         In October 1999 the Company acquired Midland for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in Common Shares at the closing of the transaction. In addition, $3.33 million in MuniMae Common Shares is payable annually over a three year period if Midland meets certain performance targets, including an annual contribution to cash available for distribution ("CAD"). In December 2000, MuniMae paid approximately $3.33 million in Common Shares in consideration for Midland meeting its first year performance targets.

         Midland is a fully integrated real estate investment firm specializing in providing financing to the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $259 million of pension fund money.

         The acquisition is being accounted for as a purchase. The total purchase price incurred during 1999 and 2000 was $39.3 million, which includes acquisition costs but excludes contingently issuable MuniMae shares over the next two years. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired which totaled $7.7 million. The results of operations of Midland are included in the consolidated financial statements of the Company subsequent to October 19, 1999.

NOTE 3 - PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY

         On June 2, 2000, TE Bond Sub sold to institutional investors $60 million of Series B Cumulative Preferred Shares (the "Series B Preferred Shares" or the "Series B Preferred Share Offering"). On May 27, 1999, TE Bond Sub sold to institutional investors $84 million of Series A Cumulative Preferred Shares (the "Series A Preferred Shares" or the "Series A Preferred Share Offering"). The Series A Preferred Shares bear interest at 6.875% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series B Preferred Shares bear interest at 7.75% per annum or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series A and Series B Preferred Shares is allocated to the Company. Cash distributions on the Series A and Series B Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The Series A and Series B Preferred Shares are subject to remarketing on specified dates as indicated in the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Series A and Series B Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Series A and Series B Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the Series A and Series B Preferred Shares.


                                                      Series A                   Series B
                                                  Preferred Shares           Preferred Shares
                                                  ----------------           ----------------
             Issue date                             May 27, 1999               June 2, 2000
             Number of shares                            42                         30
             Par amount per share                    $2,000,000                 $2,000,000
             Dividend rate                             6.875%                      7.75%
             First remarketing date                June 30, 2009             November 1, 2010
             Mandatory tender date                 June 30, 2009             November 1, 2010
             Redemption date                       June 30, 2049               June 30, 2050


         The following table reflects the composition of the Series A and Series B Preferred Shareholders' equity in TE Bond Sub.


                                                          Series A                Series B
                                                      Preferred Shares        Preferred Shares          Total
                                                      ----------------        ----------------       -----------
     Balance, December 31, 1998                             $     -                 $     -            $     -
     Issuance of preferred shares                            80,159                       -             80,159
     Income allocable to preferred shares                     3,433                       -              3,433
     Distributions                                           (3,433)                      -             (3,433)
                                                          ---------                ---------         ----------
     Balance, December 31, 1999                              80,159                       -             80,159
     Issuance of preferred shares                                 -                  57,604             57,604
     Income allocable to preferred shares                     5,775                   2,700              8,475
     Distributions                                           (5,874)                 (2,700)            (8,574)
                                                          ---------                ----------        ----------
     Balance, December 31, 2000                             $80,060                 $57,604           $137,664
                                                          =========                ==========        ==========


         The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 5 and in footnotes to the Other Bond Related Investments table in Note 7. The fair value of such assets aggregated $447.8 million and $359.0 million at December 31, 2000 and 1999, respectively. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of MuniMae and in certain circumstances could be foreclosed.

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

         In conjunction with this transaction, a subsidiary of TE Bond Sub provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, the Company pledged assets as collateral to the Term Securitization Facility. At December 31, 2000 and 1999, the total carrying amount of the mortgage revenue bonds pledged as collateral was $60.4 million and $61.6 million, respectively.

         This transaction was accounted for in accordance with FAS 125. As a result of certain call provisions available to the Class B certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the Company recorded the Class A certificates as long-term debt and the Gannon-Dade and Whispering Palm bonds are included in investments in mortgage revenue bonds. In conjunction with the recording of the $67.0 million in long-term debt, the Company capitalized $500,000 in debt issue costs. The Company is amortizing these debt issue costs over the life of the Term Securitization Facility, based on the amount of outstanding debt, using the effective interest method.

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

         As of December 31, 2000, the Company held $500.2 million of bonds or COPs of which $184.3 million were participating, $244.9 million were non-participating, $54.7 million were participating subordinate and $16.3 million were non-participating subordinate. The following discussion outlines the general terms of the mortgage revenue bonds owned by the Company. The actual terms of each mortgage revenue bond vary and are specifically outlined directly and indirectly in the loan documents relating to that bond. A detailed listing of the mortgage revenue bonds at December 31, 2000 and 1999 is presented in a table at the end of this note.

General Mortgage Loan Terms

         The Company's rights under the bonds it holds are defined by the terms of the related mortgage loans, which are pledged to the Company to secure the payment of principal and interest under the bonds. The Company's rights under the COPs are defined by the terms of the trust agreements. The Company's COPs are secured through its interest in the trust that holds the underlying bonds and the associated pledge of the mortgage loan. These pledges include assignments of mortgages on the underlying properties and of rents. The mortgage loans are generally first or second lien position loans on multifamily housing developments and are generally nonrecourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arm's-length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Certain bonds have additional interest features that allow the Company to participate in the growth of the underlying property ("participating bonds"). These participating bonds provide for payment of additional interest from available cash flow of the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond and are set forth in the bond documents. Other bonds provide for payment of a fixed rate of interest and do not contain additional interest features ("non-participating bonds"). Certain bonds are considered "subordinate" bonds as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

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

         At December 31, 2000, four participating bonds, two non-participating bonds, all of the participating subordinate mortgage bonds, and three subordinate non-participating bonds were on non-accrual status. The specific bonds on non-accrual status are noted in the footnotes on the investment in mortgage revenue bond table at the end of this note. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $0.5 million, $0.6 million and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Mortgage Revenue Bonds Pledged

         In order to facilitate the securitization (see Note 6) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. Additionally, the Company pledged investments as collateral for the Term Securitization Facility discussed in Note 4. At December 31, 2000 and 1999, the total carrying amount of the mortgage revenue bonds pledged as collateral was $311.8 million and $186.0 million, respectively.

2000 Transactions

         In 2000, the Company acquired $124.8 million in tax-exempt mortgage revenue bonds collateralized by multifamily apartment communities. The breakdown of these investments is summarized below:


(000s)                                                      Weighted Average
                                                           Permanent Interest
                                Face Amount       Cost             Rate
                                -----------    --------    ------------------
Participating bonds                $52,212      $51,595           8.03%
Non-participating bonds             77,580       73,208           7.14%


         Of these investments, four are to-be-built communities, four are existing communities and four are existing communities that are undergoing rehabilitation. The Company received $2.0 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or the services provided.

1999 Transactions

         In 1999, the Company acquired $80.5 million in tax-exempt mortgage revenue bonds collateralized by multifamily apartment communities. The breakdown of these investments is summarized below:

(000s)                                                       Weighted Average
                                                            Permanent Interest
                                    Face Amount     Cost           Rate
                                    -----------   -------   ------------------

Participating bonds                   $15,650     $15,476        7.13%
Non-participating bonds                44,520      44,005        7.01%
Subordinate participating bonds         2,141       1,654        10.00%
Subordinate non-participating bonds    20,251      19,407        8.45%

         Of these investments, two are to-be-built communities, eight are existing communities and eight are existing communities that are undergoing rehabilitation. The Company received $1.4 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or the services provided.

Valuation Adjustments

         For the years ended December 31, 2000, 1999 and 1998, the net increase (decrease) to other comprehensive income from unrealized holding gains and losses on mortgage revenue bonds available for sale was $2.7 million, $(0.7) million and $1.9 million, respectively. The Company recorded an other-than-temporary impairment totaling $1.0 million on the Lake Piedmont COP in 2000. The Company recorded an other-than-temporary impairment totaling $1.1 million on the interest-only certificate representing the participation interest on the Stone Mountain bond in 1999. The Company recorded other-than-temporary impairments totaling $2.0 million on two bonds: Lakeview ($0.4 million) and Steeplechase ($1.6 million) in 1998.

         The other-than-temporary impairments (and the unrealized gains and losses) discussed above do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income or the financial obligations under the bonds. The Company will continue to evaluate the need for other-than-temporary impairments in the future as circumstances dictate.


                                                                                           December 31, 2000
                                                                           ----------------------------------------------------
                                                        Base                  Face      Amortized     Unrealized       Fair
Investment in Mortgage                        Year    Interest   Maturity    Amount        Cost      Gain (Loss)      Value
Revenue Bonds                               Acquired  Rate (12)    Date      (000s)       (000s)        (000s)        (000s)
----------------------------                -------- ----------- --------- ----------- -----------  ------------- -------------
Participating Bonds (1):
    Alban Place .......... (2),(4),(5)        1986      7.875  Oct. 2008   $ 10,065    $ 10,065           $ 68      $ 10,133
    Arlington ............ (10)               2000      8.100  Jan. 2031     12,625      12,562             63        12,625
    Cobblestone .......... (4),(10)           1999      7.125  Aug. 2039      6,800       6,732            102         6,834
    Cool Springs ......... (10)               2000      7.750  Aug. 2030     14,472      14,313             87        14,400
    Creekside Village .... (2),(4),(5),(6)    1987      7.500  Nov. 2009     11,760       7,396            501         7,897
    Crossings ............ (4),(8)            1997      8.000  Jul. 2007      6,838       6,746            494         7,240
    Emerald Hills ........ (2),(4),(5)        1988      7.750  Apr. 2008      6,725       6,725          2,027         8,752
    Jefferson Commons .... (10)               2000      8.200  Jan. 2031     19,900      19,602            298        19,900
    Lakeview Garden ...... (2),(4),(5),(6)    1987      7.750  Aug. 2007      9,003       4,918          1,066         5,984
    Mountain View
     (Willowgreen) ....... (2),(14)           1986      8.000  Dec. 2010          -           -              -             -
    Newport On Seven ..... (2),(4),(5),(6)    1986      8.125  Aug. 2008     10,125       7,898          2,889        10,787
    North Pointe ......... (2),(4),(6)        1986      7.875  Aug. 2006     25,185      12,739          8,918        21,657
    Northridge Park ...... (2),(4),(5)        1987      7.500  Jun. 2012      8,815       8,815          1,125         9,940
    Southfork Village .... (2),(7)            1988      7.875  Jan. 2009          -           -              -             -
    Stone Mountain ....... (8)                1997      7.875  Oct. 2027     33,900      34,080            (10)       34,070
    Timber Ridge ......... (4),(10)           2000      7.950  Jan. 2036      5,215       5,119             96         5,215
    Villas at LaRiveria .. (4),(10)           1999      7.125  Jun. 2034      8,850       8,744            150         8,894
                                                                           ----------- -----------  ------------- -------------
    Subtotal participating bonds                                            190,278     166,454         17,874       184,328
                                                                           ----------- -----------  ------------- -------------
Non-Participating Bonds:
    Baytown .............. (10)               2000      7.750  Jun. 2030      5,000       4,950           (100)        4,850
    Bedford Park ......... (9)                2000      8.000  Nov. 2032      9,325       9,232           (274)        8,958
    Charter House ........                    1996      7.450  Jul. 2026         25          25              -            25
    Cielo Vista .......... (4),(10)           1999      7.125  Sep. 2034      9,500       9,427            (22)        9,405
    Country Club ......... (10)               1999      7.250  Aug. 2029      2,485       2,454            (93)        2,361
    Delta Village ........ (4),(10)           1999      7.125  Jun. 2035      2,011       1,976            (85)        1,891
    Elmbrook-Golden ...... (10)               2000      7.800  May. 2035      2,800       2,746             (2)        2,744
    Gannon - Cedar Run ... (4),(10)           1998      7.125  Dec. 2025     13,200      13,238           (302)       12,936
    Gannon - Dade ........ (9)                1998      7.125  Dec. 2029     54,999      55,277         (1,137)       54,140
    Gannon -
       Whispering Palms .. (9)                1998      7.125  Dec. 2029     12,676      12,737           (362)       12,375
    Gannon Bond .......... (4),(10)           1998      7.125  Dec. 2029      3,500       3,500            (53)        3,447
    Hidden Valley ........ (4),(10)           1996      8.250  Jan. 2026      1,640       1,640             16         1,656
    Honey Creek .......... (9)                2000      7.625  Jul. 2035     20,485      20,277           (509)       19,768
    Lake Piedmont ........ (4),(6),(10)       1998      7.725  Apr. 2034     19,118      18,016         (4,439)       13,577
    Mountain View
    (Willowgreen) ...... (2),(4),(6),(14)     2000      8.000  Dec. 2010      9,275       6,769          2,598         9,367
    Oakbrook ............. (4),(10)           1996      8.200  Jul. 2026      3,105       3,134             95         3,229
    Oakmont/Towne Oaks ... (4),(10)           1998      7.200  Jan. 2034     11,249      11,227           (203)       11,024
    Orangevale ........... (4),(10)           1998      7.000  Oct. 2013      2,328       2,328            (58)        2,270
    Paola ................ (10)               1999      7.250  Aug. 2029      1,048       1,035            (71)          964
    Parkwood ............. (4),(10)           1999      7.125  Jun. 2035      3,910       3,842            604         4,446
    Riverset Phase II                         1996      9.500  Oct. 2019        110         105              8           113
    Sahuarita ............ (4),(10)           1999      7.125  Jun. 2029      2,120       2,108           (200)        1,908
    Santa Fe Springs ..... (15),(16)          2000     (17)    Jun. 2025     15,100      11,455           (281)       11,174
    Shadowbrook .......... (4),(10)           1999      6.850  Jun. 2029      5,780       5,767             13         5,780
    Southwinds ........... (4),(10)           2000      8.000  Sept.2030      4,350       4,263             43         4,306
    Torries Chase ........ (4),(10)           1996      8.150  Jan. 2026      2,010       2,010             60         2,070
    University Courtyard . (4),(10)           2000      7.250  Mar. 2040      9,850       9,749            (47)        9,702
    Villa Hialeah-refunded (4),(5)            1999      6.000  Aug. 2019     10,250       8,005          1,630         9,635
    Western Hills ........ (4),(10)           1998      7.000  Dec. 2029      3,033       3,033           (227)        2,806
    Wheeler Creek ........ (10)               1998     (13)    Jan. 2003      8,633       8,521           (350)        8,171
    Woodmark ............. (4),(10)           1999      7.125  Jun. 2039     10,200      10,072           (229)        9,843
                                                                           ----------- -----------  ------------- -------------
    Subtotal non-participating bonds                                        259,115     248,918         (3,977)      244,941
                                                                           ----------- -----------  ------------- -------------



                                                                                               December 31, 1999
                                                                           ----------------------------------------------------
                                                         Base                  Face      Amortized    Unrealized       Fair
Investment in Mortgage                        Year     Interest   Maturity    Amount       Cost       Gain (Loss)      Value
Revenue Bonds                               Acquired   Rate (12)    Date      (000s)      (000s)        (000s)        (000s)
----------------------------                -------- ----------- --------- ----------- -----------  ------------- -------------
Participating Bonds (1):
    Alban Place .......... (2),(4),(5)        1986      7.875  Oct. 2008   $ 10,065     $ 10,065         $ 209     $ 10,274
    Arlington ............ (10)               2000      8.100  Jan. 2031          -            -             -            -
    Cobblestone .......... (4),(10)           1999      7.125  Aug. 2039      6,800        6,732             -        6,732
    Cool Springs ......... (10)               2000      7.750  Aug. 2030          -            -             -            -
    Creekside Village .... (2),(4),(5),(6)    1987      7.500  Nov. 2009     11,760        7,396           422        7,818
    Crossings ............ (4),(8)            1997      8.000  Jul. 2007      6,910        6,817           637        7,454
    Emerald Hills ........ (2),(4),(5)        1988      7.750  Apr. 2008      6,725        6,725         1,655        8,380
    Jefferson Commons .... (10)               2000      8.200  Jan. 2031          -            -             -            -
    Lakeview Garden ...... (2),(4),(5),(6)    1987      7.750  Aug. 2007      9,003        4,919           612        5,531
    Mountain View
     (Willowgreen) ....... (2),(14)           1986      8.000  Dec. 2010      9,275        6,769         1,038        7,807
    Newport On Seven ..... (2),(4),(5),(6)    1986      8.125  Aug. 2008     10,125        7,898         2,964       10,862
    North Pointe ......... (2),(4),(6)        1986      7.875  Aug. 2006     25,185       12,739         7,329       20,068
    Northridge Park ...... (2),(4),(5)        1987      7.500  Jun. 2012      8,815        8,815             6        8,821
    Southfork Village .... (2),(7)            1988      7.875  Jan. 2009     10,375       10,375         2,800       13,175
    Stone Mountain ....... (8)                1997      7.875  Oct. 2027     33,900       34,108          (208)      33,900
    Timber Ridge ......... (4),(10)           2000      7.950  Jan. 2036          -            -             -            -
    Villas at LaRiveria .. (4),(10)           1999      7.125  Jun. 2034      8,850        8,744          (115)       8,629
                                                                           ----------- -----------  ------------- -------------
    Subtotal participating bonds                                            157,788      132,102        17,349      149,451
                                                                           ----------- -----------  ------------- -------------
Non-Participating Bonds:
    Baytown .............. (10)               2000      7.750  Jun. 2030          -            -             -            -
    Bedford Park ......... (9)                2000      8.000  Nov. 2032          -            -             -            -
    Charter House ........                    1996      7.450  Jul. 2026         30           30             -           30
    Cielo Vista .......... (4),(10)           1999      7.125  Sep. 2034      9,540        9,467          (165)       9,302
    Country Club ......... (10)               1999      7.250  Aug. 2029      2,490        2,459           (93)       2,366
    Delta Village ........ (4),(10)           1999      7.125  Jun. 2035      2,011        1,977           (94)       1,883
    Elmbrook-Golden ...... (10)               2000      7.800  May. 2035          -            -             -            -
    Gannon - Cedar Run ... (4),(10)           1998      7.125  Dec. 2025     13,200       13,238          (434)      12,804
    Gannon - Dade ........ (9)                1998      7.125  Dec. 2029     55,050       55,329        (1,793)      53,536
    Gannon -
       Whispering Palms .. (9)                1998      7.125  Dec. 2029     12,750       12,810          (443)      12,367
    Gannon Bond .......... (4),(10)           1998      7.125  Dec. 2029      3,500        3,500           (96)       3,404
    Hidden Valley ........ (4),(10)           1996      8.250  Jan. 2026      1,660        1,660            45        1,705
    Honey Creek .......... (9)                2000      7.625  Jul. 2035          -            -             -            -
    Lake Piedmont ........ (4),(6),(10)       1998      7.725  Apr. 2034     19,134       19,040        (3,403)      15,637
    Mountain View
     (Willowgreen) .......(2),(4),(6),(14)    2000      8.000  Dec. 2010          -            -             -            -
    Oakbrook ............. (4),(10)           1996      8.200  Jul. 2026      3,135        3,164           101        3,265
    Oakmont/Towne Oaks ... (4),(10)           1998      7.200  Jan. 2034     11,275       11,253          (711)      10,542
    Orangevale ........... (4),(10)           1998      7.000  Oct. 2013      2,435        2,435          (116)       2,319
    Paola ................ (10)               1999      7.250  Aug. 2029      1,050        1,037           (39)         998
    Parkwood ............. (4),(10)           1999      7.125  Jun. 2035      3,910        3,842          (113)       3,729
    Riverset Phase II                         1996      9.500  Oct. 2019        110          105             8          113
    Sahuarita ............ (4),(10)           1999      7.125  Jun. 2029         51           39             6           45
    Santa Fe Springs ..... (15),(16)          2000     (17)    Jun. 2025          -            -             -            -
    Shadowbrook .......... (4),(10)           1999      6.850  Jun. 2029      5,780        5,767            13        5,780
    Southwinds ........... (4),(10)           2000      8.000  Sept.2030          -            -             -            -
    Torries Chase ........ (4),(10)           1996      8.150  Jan. 2026      2,030        2,030            75        2,105
    University Courtyard . (4),(10)           2000      7.250  Mar. 2040          -            -             -            -
    Villa Hialeah-refunded (4),(5)            1999      6.000  Aug. 2019     10,250        8,005         1,015        9,020
    Western Hills ........ (4),(10)           1998      7.000  Dec. 2029      3,040        3,040          (243)       2,797
    Wheeler Creek ........ (10)               1998     (13)    Jan. 2003        373          261             -          261
    Woodmark ............. (4),(10)           1999      7.125  Jun. 2039     10,200       10,073          (485)       9,588
                                                                           ----------- -----------  ------------- -------------
    Subtotal non-participating bonds                                        173,004      170,561        (6,965)     163,596
                                                                           ----------- -----------  ------------- -------------



                                                                                         December 31, 2000
                                                                         ------------------------------------------------------
                                              Year      Base                 Face      Amortized     Unrealized       Fair
Investment in Mortgage                      Acquired  Interest   Maturity   Amount        Cost      Gain (Loss)      Value
Revenue Bonds                                 (6)    Rate (12)    Date     (000s)       (000s)        (000s)        (000s)
----------------------------                -------- ----------- --------- ----------- -----------  ------------- -------------
Participating Subordinate Bonds (16):
    Barkley Place ........ (3),(4),(6),(10)   1995     16.000  Jan. 2030      3,480       2,445          3,407         5,852
    Gilman Meadows ....... (3),(4),(6),(10)   1995      3.000  Jan. 2030      2,875       2,530          2,221         4,751
    Hamilton Chase ....... (3),(4),(6),(10)   1995      3.000  Jan. 2030      6,250       4,140           (468)        3,672
    Mallard Cove I ....... (3),(4),(6),(10)   1995      3.000  Jan. 2030      1,670         798            309         1,107
    Mallard Cove II ...... (3),(4),(6),(10)   1995      3.000  Jan. 2030      3,750       2,429            758         3,187
    Meadows .............. (3),(4),(6),(10)   1995     16.000  Jan. 2030      3,635       3,716            276         3,992
    Montclair ............ (3),(4),(6),(10)   1995      3.000  Jan. 2030      6,840       1,691          1,958         3,649
    Newport Village ...... (3),(4),(6),(10)   1995      3.000  Jan. 2030      4,175       2,973          2,016         4,989
    Nicollet Ridge ....... (3),(4),(6),(10)   1995      3.000  Jan. 2030     12,415       6,075          3,267         9,342
    Riverset Phase II .... (6)                1996     10.000  Oct. 2019      1,489           -          1,863         1,863
    Steeplechase ......... (3),(4),(6),(10)   1995     16.000  Jan. 2030      5,300       4,224           (591)        3,633
    Whispering Lake ...... (3),(4),(6),(10)   1995      3.000  Jan. 2030      8,500       4,779          3,839         8,618
                                                                           ----------- -----------  ------------- -------------
    Subtotal participating subordinate bonds                                 60,379      35,800         18,855        54,655
                                                                           ----------- -----------  ------------- -------------
Non-Participating Subordinate Bonds:
    CapReit B                                 2000     11.000  Sept.2005      5,000       4,950            100         5,050
    Cinnamon Ridge ....... (6)                1999      5.000  Jan. 2015      1,832       1,218             28         1,246
    Farmington Meadows ... (10)               1999      8.000  Aug. 2039      1,991       1,946             55         2,001
    Independence Ridge ... (10)               1996     12.500  Dec. 2015      1,045       1,045            105         1,150
    Locarno .............. (10)               1996     12.500  Dec. 2015        675         675             41           716
    Olde English Manor ... (11)               1998     10.570  Nov. 2033      1,273       1,268           (173)        1,095
    Rillito B Series ..... (6),(18)           2000     13.000  Dec. 2033      1,044       1,241           (343)          898
    Winter Oaks B bond ... (6),(10)           1999      7.500  Jul. 2022      2,184       2,133              7         2,140
    Winter Oaks C bond ... (6),(10)           1999     10.000  Jul. 2022      2,141       1,654            316         1,970
                                                                           ----------- -----------  ------------- -------------
    Subtotal non-participating subordinate bonds                             17,185      16,130            136        16,266
                                                                           ----------- -----------  ------------- -------------
Total investment in mortgage revenue bonds                                $ 526,957   $ 467,302       $ 32,888     $ 500,190
                                                                           =========== ===========  ============= =============



                                                                                         December 31, 1999
                                                                           ----------------------------------------------------
                                              Year      Base                 Face      Amortized     Unrealized       Fair
Investment in Mortgage                      Acquired  Interest   Maturity   Amount        Cost      Gain (Loss)      Value
Revenue Bonds                                  (6)    Rate (12)    Date     (000s)       (000s)        (000s)        (000s)
----------------------------                -------- ----------- --------- ----------- -----------  ------------- -------------
Participating Subordinate Bonds (1):
    Barkley Place ........  (3),(4),(6),(10)  1995     16.000  Jan. 2030      3,480       2,445          3,775        6,220
    Gilman Meadows .......  (3),(4),(6),(10)  1995      3.000  Jan. 2030      2,875       2,530          1,903        4,433
    Hamilton Chase .......  (3),(4),(6),(10)  1995      3.000  Jan. 2030      6,250       4,140             (6)       4,134
    Mallard Cove I .......  (3),(4),(6),(10)  1995      3.000  Jan. 2030      1,670         798            316        1,114
    Mallard Cove II ......  (3),(4),(6),(10)  1995      3.000  Jan. 2030      3,750       2,429            951        3,380
    Meadows ..............  (3),(4),(6),(10)  1995     16.000  Jan. 2030      3,635       3,716            110        3,826
    Montclair ............  (3),(4),(6),(10)  1995      3.000  Jan. 2030      6,840       1,691          2,511        4,202
    Newport Village ......  (3),(4),(6),(10)  1995      3.000  Jan. 2030      4,175       2,973          1,323        4,296
    Nicollet Ridge .......  (3),(4),(6),(10)  1995      3.000  Jan. 2030     12,415       6,075          2,605        8,680
    Riverset Phase II ....  (6)               1996     10.000  Oct. 2019      1,489           -          1,294        1,294
    Steeplechase .........  (3),(4),(6),(10)  1995     16.000  Jan. 2030      5,300       4,224           (323)       3,901
    Whispering Lake ......  (3),(4),(6),(10)  1995      3.000  Jan. 2030      8,500       4,779          4,540        9,319
                                                                           ----------- -----------  ------------- -------------
    Subtotal participating subordinate bonds                                 60,379      35,800         18,999       54,799
                                                                           ----------- -----------  ------------- -------------
Non-Participating Subordinate Bonds:
    CapReit B                                 2000     11.000  Sept.2005     13,000      12,870             -        12,870
    Cinnamon Ridge ....... (6)                1999      5.000  Jan. 2015      1,899       1,285           (145)       1,140
    Farmington Meadows ... (10)               1999      8.000  Aug. 2039      1,999       1,954             45        1,999
    Independence Ridge ... (10)               1996     12.500  Dec. 2015      1,045       1,045             52        1,097
    Locarno .............. (10)               1996     12.500  Dec. 2015        675         675             81          756
    Olde English Manor ... (11)               1998     10.570  Nov. 2033      1,273       1,268           (160)       1,108
    Rillito B Series ..... (6),(18)           2000     13.000  Dec. 2033        860         856           (108)         748
    Winter Oaks B bond ... (6),(10)           1999      7.500  Jul. 2022      2,184       2,133            (58)       2,075
    Winter Oaks C bond ... (6),(10)           1999     10.000  Jul. 2022      2,141       1,654            251        1,905
                                                                           ----------- -----------  ------------- -------------
    Subtotal non-participating subordinate bonds                             25,076      23,740            (42)      23,698
                                                                           ----------- -----------  ------------- -------------
Total investment in mortgage revenue bonds                                $ 416,247   $ 362,203       $ 29,341    $ 391,544
                                                                           =========== ===========  ============= =============


(1) These bonds also contain additional interest features contingent on available cash flow.
(2)  One of the  original  22 bonds.
(3)  Series B Bonds derived from  original 22 bonds.
(4)  These assets were pledged as collateral as of December 31, 2000.
(5)  TE Bond Sub or its subsidiaries own an 87% interest in these  investments.
(6)  At December 31, 2000 these bonds were on non-accrual status.
(7) This bond was redeemed in December 2000 and the outstanding principal amount was paid off in full.
(8) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate which was pledged as collateral at December 31, 2000.
(9) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(10) Investments  held by TE Bond  Sub or its  subsidiaries.
(11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
(12) The base interest rate represents the permanent base interest rate on the investment as of December 31, 2000.
(13) The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.
(14) The Mountain View (Willowgreen) bond was remarketed in November 2000 with a fixed interest rate of 8.0%. Prior to this remarketing , the bond was participating. Following the transaction, the new remarketed bond is non-participating.
(15) As of December 31, 2000, $3.0 million of this asset was pledged as collateral.
(16) The underlying bonds are held in a trust; The Company owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(17) The permanent interest rate resets annually based on 80% of the one year treasury bill.
(18) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.


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

         For financial reporting purposes, transactions where the Company securitizes a bond through the P-FLOATs(sm) program and subsequently purchases a RITES interest are accounted for in accordance with FAS 125. Under FAS 125, the accounting for these transactions is partially dependent on certain call provisions granted to the RITES(sm) holder. If the RITES(sm) holder is granted a call provision under the terms of the transaction, then effective control over the transferred assets has not been relinquished and the transaction is accounted for as a borrowing. When the RITES(sm) holder is not granted a call provision and effective control has been relinquished, the transaction is accounted for as a sale and the Company recognizes gains and losses on the sale of its bonds to Merrill Lynch. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding P-FLOATs(sm) and RITES(sm) based upon their relative fair values, in accordance with FAS 125. The Company may also structure transactions whereby Merrill Lynch buys bonds from third parties and the Company subsequently purchases RITES(sm) investments related to the bonds. In this case, the Company may retain the call provision associated with its investment in the RITES(sm) position without requiring borrowing treatment.

         In 2000 the Company securitized four bonds with a face amount of $55.6 million to Merrill Lynch through the Merrill Lynch P-FLOATs(sm) program. Three of these transactions were accounted for as borrowings in 2000. Accordingly, the Company recorded $41.3 million as short-term debt and the related bonds remained in investments in mortgage revenue bonds. The remaining transaction was accounted for as a sale as a result of no call provision being granted to the RITES(sm) holder. Accordingly, the Company derecognized its $10.7 million (face amount) investment in this bond and recorded a $5,000 (par value) RITES(sm) investment. The Company recognized a net gain of $0.1 million on this sale transaction.

         In addition, the Company structured seven transactions whereby Merrill Lynch bought bonds from third parties with a face amount of $99.7 million. The Company purchased seven RITES(sm) interests with a par value of $38,000 for $0.6 million in 2000 related to these transactions. The Company also purchased two RITES(sm) interests with a par value of $10,000 for $1.2 million related to two bonds sold to Merrill Lynch in December 1999. The Company recognized $1.7 million in origination fees on these structured transactions.

         In 1999, the Company sold eight bonds with a face amount of $73.7 million to Merrill Lynch through the Merrill Lynch P-FLOATs(sm) program. These transactions were accounted for as sales. In addition, the Company structured four transactions whereby Merrill Lynch bought bonds from third parties with a face amount of $42.4 million. The Company purchased 10 RITES(sm) interests with a par value of $0.6 million for $0.4 million in 1999 related to these transactions. The RITES(sm) interest in the remaining two P-FLOATs(sm) trusts were purchased after December 31, 1999. The Company recognized a net gain of $0.9 million on these sale transactions and $0.5 million in origination fees on the structured transactions.

NOTE 7 - OTHER BOND RELATED INVESTMENTS

         The Company's other bond related investments are primarily investments in RITES(sm), interest rate swaps and total return swaps. The following discussion outlines the general terms of these investments. A detailed listing of the other bond related investments owned by the Company at December 31, 2000 and 1999 are presented in a table at the end of this note.

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

         From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 2000, the Company purchased and/or sold interests in one bond ($8.0 million face amount) that it had previously securitized.

Total Return Swaps

         To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch that replicate the total return on a bond or loan financed at a then current market interest rate ("financing rate"). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay Merrill Lynch the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond or loan. The Company held two total return swaps at December 31, 2000.

Valuation Adjustments

         For the years ended December 31, 2000, 1999 and 1998, the net increase (decrease) to other comprehensive income from unrealized holding gains and losses on other bond related investments available-for-sale was approximately $(5.8) million, $(3.9) million and $(3.3) million, respectively.

 RITES(sm) Valuation Analysis

         The fair value of a RITES(sm) investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATs(sm) face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company's RITES investments. In addition, the RITES(sm) investments are not subject to prepayment risk as the term of the securitzation trusts is for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

         At December 31, 2000, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITES(sm) would have the following impact:

       (000s)                                                 RITES(sm)
       ------                                                 ---------
       Fair value of retained interests                         $7,750
       Residual cash flows discount  rate (annual rate)     4.9% - 8.5%
       Impact on fair value of 10%  adverse change             $17,996
       Impact on fair value of 20% adverse change              $34,263

         The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.


                                                December 31, 2000                                     Decdember 31,1999
                            --------------------------------------------------------  ---------------------------------------------
                                       Face Amortized Unrealized     Fair Value       Face  Amortized Unrealized    Fair Value
Other Bond                    Year    Amount  Cost    Gain(Loss)  Assets Liabilities  Amount  Cost    Gain(Loss) Assets  Liabilities
Related Investments:        Acquired  (000s) (000s)    (000s)    (000s)  (4) (000s)   (000s) (000s)    (000s)    (000s)    (4)(000s)
--------------------        --------  ------ -------- ---------- ------- -----------  ------ ------    ------    -------  ---------
Investment in RITES:
 Barrington ................(1)2000   $    5 $     4   $     1    $   5   $     -      $    - $     -   $    -    $    -         -
 Briarwood .................(1)1999      135     104       618      722         -         135     104     (762)        -      (658)
 Charter House .............(1)1996       80     242       684      926         -          80     283     (203)       80         -
 Cinnamon Ridge ............(1)2000        5     330     1,573    1,903         -           -       -        -         -         -
 Fort Branch ...............(1)2000        8       8       123      131         -           -       -        -         -         -
 Indian Lakes ..............(1)1997    3,250   3,356       864    4,220         -       3,270   3,398     (423)    2,975         -
 LaPaloma ..................(1)1999        8       8      (263)       -      (255)          8       7     (372)        -      (365)
 LeMirador(Coleman Senior)..(1)1999      165       4        71       75         -         165       4     (121)        -      (117)
 Meridian at Bridgewater ...(1)1999        5      44      (181)       -      (137)          5      48      (43)        5         -
 Oklahoma City .............(1)1998      195     239    (2,384)       -    (2,145)        195     247   (2,255)        -    (2,008)
 Olde English Manor ........(1)1999       76      95      (201)       -      (106)         76      97     (181)        -       (84)
 Palisades Park ............(1)1999      100      92      (276)       -      (184)        100      96     (576)        -      (480)
 Park at Landmark ..........   2000        5      20        69       89         -           -       -        -         -         -
 Pavilion ..................(1)1999        5       5      (357)       -      (352)          5       5     (433)        -      (428)
 Queen Anne IV .............(1)1998       65      65      (145)       -       (80)         65      65     (250)        -      (185)
 Rancho Mirage/Castle Hills.(1)2000        5       5       192      197         -           -       -        -         -         -
 Rillito Village ...........(1)1999       65      64      (407)       -      (343)         65      64     (501)        -      (437)
 Riverset Phase I ..........(1)2000        5   1,076     1,717    2,793         -           -       -        -         -         -
 Riverset Phase II .........(1)1996       75     189        73      262         -          75     333      (33)      300         -
 Riverview .................(1)2000        5       4         1        5         -           -       -        -         -         -
 Sienna (Italian Gardens) ..(1)1999      160       -        30       30         -         160       -     (120)        -      (120)
 Silver Springs ............(1)2000        5      34       (29)       5         -           -       -        -         -         -
 Sonterra ..................(1)1998        5      32      (672)       -      (640)          5      34     (712)        -      (678)
 Southgate Crossings .......(1)1997       83     501     1,503    2,004         -          96     571     (311)      260         -
 Southwood .................(1)1997      430     309    (1,561)       -    (1,252)        440     298     (983)        -      (685)
 Village at Sun Valley .....(1)2000        5       5        70       75         -           -       -        -         -         -
 Village Green .............(1)2000        5      26       (16)      10         -           -       -        -         -         -
 Woodglen ..................(1)1999        5      35      (243)       -      (208)          5      37      (32)        5         -
                                      -------  ------  --------  -------  -------    -------- -------   -------   ------   --------
Subtotal investment in RITES ......... 4,960   6,896       854   13,452    (5,702)      4,950   5,691   (8,311)    3,625    (6,245)
                                      -------  ------  --------  ------- --------    -------- -------   -------   ------   --------


Interest rate agreements (2)Various                -   (10,438)       5   (10,443)                  -    4,638     4,713       (75)
                                               ------  --------  ------- --------             -------   -------   ------   --------

Investment in total return swaps (3):
 Club West  (3/30/99 - 7/19/02) 1999   7,960       -      (680)       -      (680)      7,960       -     (753)        -      (753)
 Honey Creek(10/1/99 - 6/30/00) 1999       -       -         -        -         -      19,865       -      (25)        -       (25)
 Willow Key (3/30/99 - 7/19/02) 1999  17,440       -    (1,159)       -    (1,159)     17,440       -   (1,151)        -    (1,151)
                                      -------  ------  --------  ------- --------     ------- -------   -------   ------   --------
Total investment in total
 return swaps                         25,400       -    (1,839)       -    (1,839)     45,265       -   (1,929)        -    (1,929)
                                      -------          --------  ------- --------     ------- -------   -------   ------   --------
Total other bond related investments          $6,896  $(11,423) $13,457  $(17,984)            $ 5,691  $(5,602)  $ 8,338   $(8,249)
                                              ======= ========= ======== =========            =======  ========  =======   ========


(1) Investment  held  by TE  Bond  Sub or its  subsidiaries.
(2) The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(3) Face amount represents notional amount of swap agreements and the (dates) represent the effective date and the termination date of the swap.
(4) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.


NOTE 8 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

         Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trust created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Historically, the Company has attempted to hedge substantially all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate exposure may not have been fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments.

         Under the interest rate swap agreements, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains or losses upon the termination of an interest rate swap contract. The average BMA rate for 2000, 1999 and 1998 was approximately 4.14%, 3.29% and 3.43%, respectively. The swap contracts, in conjunction with the RITES(sm), are intended to produce a relatively constant yield over the effective duration of the RITES(sm). Risks arise from the possible inability of the Counterparty to meet the terms of the contracts with the Company. However, there is no current indication of such inability. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments.

         The term of the securitization trusts is based on the anticipated prepayment of the underlying bond in the trust. If the bond prepayment occurs as anticipated, the Company will receive its pro rata share of proceeds from the prepayment. However, there is no certainty that bond prepayment will occur at the end of the term of the securitization trust. If the bond does not prepay before the securitization trust terminates, the Company would be forced to liquidate its residual investment or, if the Company wished to retain this investment, it would be forced to purchase the remaining interests in the bond. In addition, there is no guarantee that the securitization trust will be in existence for the duration of the hedge, as these securitization trusts are collapsed if the credit enhancement or liquidity facilities are not renewed. If the securitization trusts were no longer in existence, the Company would recognize gains and losses from changes in market values of the hedging instruments or from the termination of the swap agreements. Depending on market conditions, these gains and losses on the interest rate swaps could be significant.

         Also, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the securitization trust remains in existence.

NOTE 9 - LOANS RECEIVABLE

         The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed below. The following table summarizes loans receivable by loan type at December 31, 2000 and 1999.

       (000s)
       Loan Type                                   2000              1999
       ---------                                 --------          --------
       Taxable construction loans                $270,481          $246,870
       Permanent Loans                             39,821            24,622
       Taxable loans                               18,416            10,795
       Other loans                                 21,424             4,558
                                                 --------          --------
                                                  350,142           286,845
       Allowance for loan losses                     (851)             (356)
                                                 --------          --------
       Total                                     $349,291          $286,489
                                                 ========          ========

Taxable Construction Loans

         The Company's construction loans are short-term taxable loans, originated by Midland, the proceeds of which are used to build low-to-moderate income apartment communities. Interest rates on the fixed rate loans range from 7.19% to 10.50% and interest rates on the adjustable interest rate loans range from money center bank prime to 2.50% over money center bank prime (9.50% at December 31, 2000). The loans have various maturities through 2003. The loans are collateralized by the properties under construction and guaranteed by the borrowers. Repayment of the loans is expected at the loan's maturity by the proceeds from the permanent lenders upon successful completion of the community.

Permanent Loans

         The Company's permanent loans, originated by Midland, consist of loans that were recently converted to permanent status. The Company anticipates these loans will be delivered to Fannie Mae or other third party permanent lenders in the near future. Interest rates on the fixed rate loans range from 7.50% to 7.75% and interest rates on the adjustable interest rate loans range from 2.25% over LIBOR, the London Interbank Offered Rate, to 0.50% over money center bank prime. The loans are collateralized by the underlying properties.

Taxable Loans

         In conjunction with the purchase of certain tax-exempt bonds or structuring of certain investments, the Company has made taxable second loans and parity working capital loans to certain of the borrowers. As of December 31, 2000, the Company held seven parity working capital loans and 29 other taxable loans. The seven parity working capital loans relate to eight of the Original Bonds (defined in Note 15) and have terms similar to those of the bonds to which they relate. The carrying value of these loans was $2.7 million ($3.0 million par value) at December 31, 2000. The base interest rates on these loans range from 7.50% to 8.13% and the maturity dates range from 2006 to 2012. These loans also contain additional interest features that allow the Company to participate in the growth of the underlying property collateral. At December 31, 2000 four of the parity working capital loans were on non-accrual status. Additional interest income that would have been recognized had these loans not been placed on non-accrual status was approximately $11,000, $16,000 and $43,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The 29 other taxable loans held by the Company at December 31, 2000 have a carrying value of $14.9 million ($17.3 million par value). The interest rates on these loans range from 8.0% to 13.0% and the maturity dates range from 2001 to 2034. Of the 29 taxable loans, ten are equal in priority of payment with the tax-exempt bonds to which they relate, while the remaining loans are subordinate to the related tax-exempt bonds. Certain loans also contain additional interest features that allow the Company to participate in the growth of the underlying property collateral. At December 31, 2000 two of the other taxable loans were on non-accrual status. Additional interest income that would have been recognized had these loans not been placed on non-accrual status was approximately $26,000 for the year ended December 31, 2000.

         The Company sold two taxable loans with a par value of $3.8 million for $4.0 million in 2000. Under the terms of the sale agreement, the Company has the right to repurchase the loans if the Company pays a yield maintenance penalty to the seller. As a result of the repurchase feature available to the Company, the Company has accounted for this transaction as a borrowing. Accordingly, the Company recorded the $4.0 million in long-term debt equal to the face amount of the outstanding loans plus the premium paid to the Company for the loans. The two taxable loans are included in loans receivable. The Company is amortizing the premium on the loans over the period that the loans could not be repurchased without paying the yield maintenance penalty.

Other Loans

         The Company's other loans consist primarily of working capital loans and short-term taxable loans. In conjunction with the origination of construction loans and syndication of tax credits, the Company has made working capital loans to borrowers. Interest rates on the fixed rate loans range from 9.5% to 11.0% and interest rates on the adjustable interest rate loans range from 1.0% to 3.0% over money center bank prime. The loans have various maturities through 2005. The loans are guaranteed by the borrowers and repayment is expected from construction profits and syndication proceeds. The short-term loans are made as interim financing pending the issuance of tax-exempt mortgage bonds and other loans and advances collateralized by limited partnership's notes receivable and other loans to properties.

NOTE 10 - RESTRICTED ASSETS

Fannie Mae Risk-Sharing Collateral Account

         In 1997, the Company purchased $1.3 million in cash and securities held in a Fannie Mae risk-sharing collateral account. The collateral account is part of a structured finance program developed by Fannie Mae to facilitate the credit enhancement of bonds for which there is shared risk. The risk-sharing collateral account provides additional security for three enhanced bonds currently within a cross-collateralized pool. In the event any of the bonds in the pool cannot fund their debt service payments, the money in the collateral account can be used to fund debt service shortfalls. The Company does not believe that any loss is likely. The collateral account will not be released to the Company until the interest and principal obligations on all the bonds are fulfilled. The release of the collateral account is anticipated to be in 2006 when the bonds are expected to be refunded. The Company had the option to replace the collateral with a letter of credit in which event the cash and securities in the account would be released to the Company concurrently. In the interim, the Company received the interest earned on the balance of the collateral reserve account. The $0.3 million discount on the purchase has been recorded as unearned revenue and was being amortized into income over the expected period in which cash and securities will remain in the collateral account.

         In March 2000, the Company replaced the collateral with a letter of credit causing $1.3 million of cash and securities in the account to be released to the Company concurrently. Upon release of the cash collateral, the Company recognized the $230,000 unamortized balance of the discount on the purchase into other income.

         As part of the purchase of this collateral account, the Company assumed a Master Recourse Agreement with Fannie Mae. Under this agreement, the Company can add additional assets to the existing pool discussed above. This will enable the Company to securitize bonds with Fannie Mae credit enhancement.

         During December 2000, the Company worked with Fannie Mae to amend the existing Master Recourse Agreement and then deposited an additional $80 million in bonds to this credit enhancement facility. This transaction immediately refinanced the short-term credit enhancement on approximately $70 million of our existing securitization portfolio with long-term credit enhancement through Fannie Mae. The facility also provided credit enhancement to two of our previously unenhanced mortgage revenue bonds having an aggregate fair market value of approximately $10 million at December 31, 2000. The facility also includes the credit enhancement on approximately $20 million of mortgage revenue bonds that were previously credit enhanced through the facility prior to December 2000. The $100 million credit enhancement facility is an open ended facility and will facilitate the placement of long term securitization capital, thereby enabling the Company to securitize its mortgage bonds at a fixed rate and for a term that more clearly matches the term of the underlying bond. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional investments to this facility.

Restricted Cash Deposits

         Under the terms of the Company's interest rate swap agreements and total return swaps with Merrill Lynch, the Company is required to maintain cash deposits with Merrill Lynch ("margin call deposits") for up-front collateral on the swap contracts. In addition, the Company must make margin call deposits when the total fair value of the Company's outstanding swap obligations is greater than $1.0 million. At December 31, 2000 and 1999, the balance in the Company's margin call deposit account at Merrill Lynch was $20.9 million and $13.2 million, respectively.

         In conjunction with a guaranty provided by the Company related to the sale of certain taxable notes to Merrill Lynch in December 1998 and March 1999, the Company deposited $1.3 million in cash in an account with Merrill Lynch. This money serves as collateral for the Company's obligation under the guaranty; however, the Company's obligation under the guaranty is not limited to this deposit. In the event that any of the properties cannot fund their payments on the loan, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the loans are fulfilled. The Company does not believe it will have to perform under the guaranty.

P-FLOATs(sm) Pledged as Collateral

         From time to time, the Company may purchase in the open market P-FLOATs(sm) interests in bonds in order to pledge these interests to a pool that collateralizes the senior interests in the P-FLOATs(sm) trusts (see Note
8). These P-FLOATs(sm) interests in bonds may or may not be related to bonds that the Company has previously securitized. These investments are reflected on the balance sheet as restricted assets and have a carrying amount of $3.0 million at December 31, 2000.

NOTE 11 - MORTGAGE SERVICING RIGHTS


         At December 31, 2000, the Company had capitalized mortgage servicing rights with a carrying value of $6.8 million, net of accumulated amortization of $779,000 ($6.9 million in assets offset by $0.1 million included in other liabilities). The following table shows the activity for the year ended December 31, 2000.

                                                                (000s)

   Balance, December 31, 1999                                  $    -
   Capitalized fees reclassified from goodwill and
   other intangible assets                                      5,624
   Capitalized mortgage servicing rights                        1,931
   Amortization                                                  (779)
   Valuation allowance                                              -
                                                               -------
   Balance, December 31, 2000                                  $6,776
                                                               =======


         At December 31, 2000, the fair value of mortgage servicing rights approximates the carrying amount. The fair value of the mortgage servicing rights was estimated by discounting estimated net servicing income over the future life of the related loan using a rate of 15%. The estimated lives of the loans were determined by considering yield maintenance periods and contractual prepayment penalties, if any. Credit losses were estimated to be zero.

NOTE 12 - NOTES PAYABLE

         The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed below. The following table summarizes notes payable at December 31, 2000 and 1999.

    (000s)                                           2000           1999
                                                   ---------      ---------
    Notes payable                                   $234,830      $229,847
    Group Trust Warehouse Facility and                              28,641
    Lines of Credit                                   26,225
    Residential Funding Warehouse                                      468
    Facility                                          54,481
    Bank Lines of Credit                               8,539         3,000
    Other                                              5,084             -
                                                   ---------      ---------
                                                    $329,159      $261,956
                                                   =========      =========

    Annual maturities of debt are as follows:
    2001                                            $241,219
    2002                                              81,769
    2003                                               6,171
                                                   ---------
                                                    $329,159
                                                   =========

         The weighted average interest rate on notes payable due in one year was 8.96% and 8.36% at December 31, 2000 and 1999, respectively.

Notes payable

         Notes payable of $234.8 million at December 31, 2000, represent borrowings used to finance construction lending activities. Of this amount $104.1 million is payable to the Midland Affordable Housing Group Trust (defined in Note 16). Interest rates on the notes payable range from 6.69% to 10.50% for fixed rate loans and from 0.95% under to 1.75% over money center bank prime (9.5% at December 31, 2000). The notes payable mature at various dates through 2003 and are collateralized by the related construction loans receivable. For the year ended December 31, 2000, maximum borrowings under the notes were $261.7 million and average borrowings were $243.5 million at a weighted average interest rate of 9.08%.

         Notes payable of $229.8 million at December 31, 1999, represent borrowings used to finance construction lending activities. Of this amount
$132.5 million is payable to the Midland Affordable Housing Group Trust. Interest rates on the notes payable range from 6.69% to 10.00% for fixed rate loans and from 1.20% under to 1.75% over money center bank prime (8.50% at December 31, 1999). The notes payable mature at various dates through 2002 and are collateralized by the related construction loans receivable. During the period October 20, 1999 through December 31, 1999, maximum borrowings under the notes were $229.8 million and average borrowings were $214.8 million at a weighted average interest rate of 8.20%.

Group Trust Warehouse Facility

         The Company has a $50.0 million warehouse facility with the Midland Affordable Housing Group Trust (defined in Note 16) to finance interim construction and permanent lending activities. At December 31, 2000 the balance due on the facility was $5.7 million. Fixed interest rates on the line of credit range from 6.00% to 8.75% and variable interest is at 0.25% under money center bank prime. Individual borrowings under the facility mature separately and are collateralized by the related loan receivable. For the year ended December 31, 2000, maximum borrowings under the warehouse facility were $33.6 million and average borrowings were $12.1 million. At December 31, 2000 the weighted average interest rate on the line was 8.24%. During the period October 20, 1999 through December 31, 1999, maximum borrowings under the warehouse facility were $28.6 million and average borrowings were $16.2 million. At December 31, 1999, the weighted average interest rate on the line was 7.21%.

         The Company has a $30.0 million line of credit with the Group Trust to finance working capital and carryover loans. At December 31, 2000 the balance due on the line was $11.5 million. Interest on the line of credit is 0.25% under money center bank prime. The line is collateralized by a security interest in the related loan receivable. Principal on the line is due in 2001. For the two months ended December 31, 2000, maximum borrowings under the line were $11.6 million and average borrowings were $8.8 million. At December 31, 2000 the weighted average interest rate was 9.25%.

         The Company has a $15.0 million line of credit with the Group Trust to fund syndication advances of limited partnerships. At December 31, 2000 the balance due on the line was $6.5 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a security interest in a promissory note given by a limited partnership. Principal on the line is due in 2001. For the month ended December 31, 2000 maximum borrowings under the line were $6.5 million and average borrowings were $6.5 million. At December 31, 2000 the weighted average interest rate was 9.50%.

         The Company has a $10.0 million line of credit with the Group Trust to fund syndication advances of limited partnerships. At December 31, 2000 the balance due on the line was $2.5 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a guarantee from the Company. Principal on the line is due in 2001. For the three months ended December 31, 2000 maximum borrowings under the line were $6.9 million and average borrowings were $3.6 million. At December 31, 2000 the weighted average interest rate was 9.50%.

Residential Funding Warehouse Facility

         The Company has a $100.0 million warehouse facility with Residential Funding Corporation to finance interim construction and permanent lending activities until funded by a permanent lender or security holder. Interest on the line of credit is (a) 1.10% under money center bank prime (9.50% at December 31, 2000) or (b) up to 2.50% over LIBOR. The interest rate is determined by the type of loan project warehoused. Borrowings under the line are collateralized by the related loan receivable. The facility agreement expires on August 31, 2001. For the year ended December 31, 2000, maximum borrowings under the facility were $54.5 million and average borrowings were $40.2 million. At December 31, 2000 the weighted average interest rate on the line was 8.39%. During the period October 20, 1999 through December 31, 1999 average borrowings were $468,000. At December 31, 1999 the weighted average interest rate was 8.49%.

Bank Lines of Credit

         The Company has a $4.0 million in line of credit used to finance working capital and lending activities. At December 31, 2000 the balance due on the line was $4.0 million. Interest on the line of credit is the higher of (a) bank prime rate (10.38% at December 31, 2000) less 2.25% or (b) 1.25% above the weekly average one-year Treasury Index. The line is collateralized by the related working capital loan or note receivable. The line expires upon 180 days written notice by the bank. For the year ended December 31, 2000, maximum borrowings under the line were $4.0 million and average borrowings were $1.5 million. At December 31, 2000 the weighted average interest rate on the line was 8.13%. During the period October 20, 1999 through December 31, 1999, average borrowings were $3.0 million. At December 31, 1999 the weighted average interest rate was 7.20%.

         The Company has a $10.0 million in line of credit used to finance working capital and lending activities. At December 31, 2000 the balance due on the line was $4.5 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by the related working capital loan or note receivable. The line expires upon 180 days written notice by the bank. For the two months ended December 31, 2000, maximum borrowings under the line were $4.5 million and average borrowings were $2.9 million. At December 31, 2000 the weighted average interest rate on the line was 9.50%.

Other

         Other notes payable consist primarily of an equity contribution due to a property where the Company has made an equity investment in the partnership. The Company's investment in the partnership is temporary and will be transferred to third party investors upon approval of the transaction by the investors. The Company will be reimbursed for any equity contributions made to the partnership at that time.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         In addition to the commitments and contingencies listed below, Notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 10 and 17 should be reviewed.

Lease Commitments

         The Company has entered into non-cancelable operating leases for office space and equipment. These leases expire on various dates through 2005. Rental expense was approximately $1.0 million and $341,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the minimum aggregate rental commitments are as follows:

                      (000s)                   Operating Leases
                      ------                   ----------------
                       2001                           $898
                       2002                            712
                       2003                            686
                       2004                            163
                       2005                             10
                                               ----------------
                       Total                        $2,469
                                               ================

Put Options

         The Company has occasionally entered into put option agreements with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company receives an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At December 31, 2000, the Company had three put options with Merrill Lynch with a fair value of zero. The Company's aggregate obligation under these put options is $82.8 million at December 31, 2000. The Company received $1.2 million, $0.6 million, and $0.2 million in income from the put options in 2000, 1999 and 1998, respectively.

Unfunded Loan Commitments

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2000 and 1999, the aggregate total of unfunded construction loan commitments were approximately $176.8 million and $236.2 million, respectively. The Company has unfunded commitments from investors in a like amount. The commitments are not reflected in the financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.

Fannie Mae Participation Strips

         As of December 31, 2000 and 1999, the Company owned interest only securities resulting from participations in a percentage of interest received on mortgage loans sold to Fannie Mae with a fair value of $5.5 million and $5.4 million, respectively. The Company is obligated to pay the income received from these assets to the Midland Affordable Housing Group Trust (defined in Note 17), therefore a corresponding liability is reflected on the balance sheet in other liabilities.

Risk-Sharing Agreements with Fannie Mae

         As a Fannie Mae DUS lender, Midland may share in losses relating to under performing real estate mortgage loans delivered to Fannie Mae. More specifically, Midland may be required to make servicing advances to pay taxes or insurance premiums or delinquency advances to pay principal or interest (if the borrower fails to make payment). Also, Midland may participate in a deficiency after foreclosure. In connection with this obligation, Midland must maintain a minimum net worth and collateral with a custodian. Its financial exposure, however, is subject to certain deductibles and loss limits. The servicing portfolio balance originated through the DUS program was $403.9 million and $302.5 million at December 31, 2000 and 1999, respectively. Midland is indemnified by the Midland Affordable Housing Group Trust (defined in Note 17) against losses it may incur in connection with its servicing of $243.9 million of these loans. As of December 31, 2000, the Company had not incurred any losses on this portfolio.

NOTE 14 - INCOME TAXES

         Certain subsidiaries of MuniMae are corporations and are therefore subject to federal and state income taxes. The following table summarizes the provision for income taxes at December 31, 2000 and 1999:

    (000s)

    Federal income tax expense (benefit):           2000           1999
                                                   ------         ------
        Current                                    $1,177           $815
        Deferred                                      536           (216)
    State income tax expense (benefit):

        Current                                       201            140
        Deferred                                       92            (36)
                                                   ------         -------
    Total                                          $2,006           $703
                                                   ======         =======

         The reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows for the years ended December 31, 2000 and 1999:

     (000s)                                                2000          1999
                                                         -------        ------
     Provision for income taxes computed using the
     statutory federal income tax rate                   $1,381         $ 458
     State income taxes, net of federal tax effect          262            68
     Goodwill amortization                                  377           101
     Difference in deferred share expense                   (44)           61
     Other                                                   30            15
                                                        --------        ------
     Provision for income taxes                          $2,006         $ 703
                                                        ========        ======

         Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows at December 31, 2000 and 1999:

   (000s)                                            2000            1999
                                                    ------          ------
   Deferred tax assets:
        Deferred loan fees                          $   12            $284
        Mortgage servicing rights                       38               -
        Other                                           21               -
                                                    ------          ------
   Total deferred tax assets                        $   71            $284
                                                    ======          ======

   Deferred tax liabilities:
        Depreciable assets                          $   53             $70
        Mortgage servicing rights                    2,588               -
        Deferred loan fees                             127             169
        Other                                           40              37
                                                   -------          ------
   Total deferred tax liabilities                   $2,808            $276
                                                   =======          ======

NOTE 15 - SHAREHOLDERS' EQUITY

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

Common Shares

         The Common Shares (formerly, Growth Shares) are allocated the balance of the Company's income after allocation to the Preferred Shares, Preferred CD Shares and Term Growth Shares. As of December 31, 2000, it is the Company's policy to distribute to the holders of the Common Shares at least 80% of cash available for distribution to Common Shares. The Common Shares have no par value. At December 31, 2000, 20,661,832 Common Shares were authorized.

         The following table reflects distributions for the year ended December 31, 2000 and includes distributions declared and paid in 2001 for the quarter ended December 31, 2000.


                                                                                       Preferred Capital

                                                             Preferred Shares         Distribution Shares
                                                Common   -------------------------  ------------------------
                                                Shares     Series I     Series II     Series I    Series II
                                              ---------  ------------ ------------  ------------ -----------

Distributions paid on May 12, 2000
 to holders of record on May 1, 2000:

     For the three months ended
     March 31, 2000 .........................  $ 0.4125      $ 13.00       $ 12.50      $ 10.00      $ 7.50

Distributions paid on August 15, 2000
 to holders of record on August 1, 2000:

     For the three months ended
     June 30, 2000 ..........................    0.4175        13.00         12.50        10.00        7.50

Distributions  paid on  November  10,  2000
 to holders of record on October  30, 2000:

     For the three months ended
     September 30, 2000 .....................    0.4200        13.00         12.50        10.00        7.50

Distributions paid on February 9, 2001
 to holders of record on January 29, 2001:

     For the three months ended
     December 31, 2000 (1) ..................    0.4225        13.00        137.38        10.00      133.41
                                              ---------  ------------- ------------  ------------ -----------

Total 2000 Distributions ....................  $ 1.6725      $ 52.00      $ 174.88      $ 40.00    $ 155.91
                                              =========  ============= ============  ============ ===========


(1) The  distributions  for  the  Series  II  Preferred  and  Preferred  Capital
    Distribution  Shares include a special  distribution  as follows:  Preferred
    Series II, $127.13 and Preferred  Capital  Distribution  Series II, $127.16.
    The special distribution for Series II Preferred Shares represents their pro-rata portion of the return of capital resulting from the pay-off of a bond secured by a property known as Southfork Village.


NOTE 16 - EARNINGS PER SHARE

         A single presentation of basic earnings per share ("EPS") is presented for Preferred Shares and Preferred CD Shares because there were no potentially dilutive shares outstanding during the periods presented. EPS for Preferred Shares and Preferred CD Shares is calculated by dividing net income allocable to the shares by the average number of shares outstanding.

          A dual presentation of basic and diluted EPS is presented for Common Shares. Basic EPS is calculated by dividing net income allocable to Common Shares by the weighted-average number of common shares outstanding. The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Common Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred CD Shares, as well as the Term Growth Shares, which would have been allocated to Common Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The tables at the end of this note reconcile the numerators and denominators in the basic and diluted EPS calculations for 2000, 1999 and 1998.

         At December 31, 2000, 1999 and 1998, options to purchase 12,500, 25,000 and 159,000 Common Shares, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average price of the Common Shares for the period.


                                            Muncipal Mortgage & Equity, LLC
                                         Reconciliation of Basic and Diluted EPS

                           For the year ended                       For the year ended                   For the year ended
                            December 31, 2000                        December 31, 1999                    December 31, 1998
                       ------------------------------------  ----------------------------------- ----------------------------------
                          Income       Shares     Per Share      Income       Shares   Per Share    Income       Shares   Per Share
                        (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                       ------------ ------------- ---------  ----------- ------------- --------- ----------- ------------ ---------
(in thousands, except share and per share data)

Basic EPS

Income allocable to
  common shares ......... $ 29,076    17,459,829    $ 1.67     $ 28,796    16,922,788   $ 1.70    $ 24,728    15,233,380    $ 1.62
                                                  =========                            =========                          =========

Effect of Dilutive Securities

Options and deferred
  shares ................        -       408,560                      -       262,010                    -       189,975

Earnings contingency ....        -        39,216                      -             -                    -             -

Convertible preferred
  shares to the extent
  dilutive ..............      309       180,761                    864       555,873                  719       514,894
                       ------------ -------------            ----------- -------------           ----------- ------------
Diluted EPS

Income allocable to
  common shares plus
  assumed conversions ... $ 29,385    18,088,366    $ 1.62     $ 29,660    17,740,671   $ 1.67    $ 25,447    15,938,249    $ 1.60
                       ============ ============= =========  =========== ============= ========= =========== ============ =========



NOTE 17 - RELATED PARTY TRANSACTIONS

         Certain administrative services, including services performed by shared personnel, continue to be performed by affiliates that receive direct reimbursement from the Company on a monthly basis. Mr. Mark K. Joseph, the Company's Chairman and Chief Executive Officer, controls and is an officer of these affiliates. Mr. Michael L. Falcone, the Company's President, had an ownership interest in and was a board member of, these affiliates until he relinquished these positions in 2000. For the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $0.1 million, $0.1 million, and $0.2 million, respectively, to the affiliates for these administrative services.

         Prior to November 1998, the Company reimbursed an affiliate for the rental cost of the Company's office space as discussed above. In November of 1998, the Company assumed the lease agreement for the Company's office space from this affiliate. Mr. Joseph and a member of the Company's Board of Directors have ownership interests in the partnership that leases the office space to the Company. For the years ended December 31, 2000, 1999 and 1998, the Company paid $178,000, $178,000 and $30,000, respectively, in rental lease payments under the lease agreement.

             Mr. Joseph controls the general partners of 20 of the operating partnerships whose property collateralizes the Company's bonds and Mr. Thomas R. Hobbs, a Senior Vice President of the Company, serves as a director of such general partners. Mr. Falcone serves as director in three such general partners. Ms. Angela A. Barone, the Company's Vice President of Finance and Administration, serves as officer in one such general partner. In order to preserve the loan obligations and the participation in cash flow for the Company and thereby assure that the Company will continue to recognize tax-exempt income, 13 of the 20 operating partnerships were created as successors to the original borrowers. With respect to the other seven operating partnerships, an entity controlled by Mr. Joseph was designated as the general partner of the original borrowing entities. However, such entities could have interests that do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could desire to take might be selling a property, thereby causing a redemption event, at a time and under circumstances that would not be advantageous to the Company. Also, Mr. Joseph owns an indirect interest in the general partners of the Southgate Crossings and Poplar Glen operating partnerships.

         Mr. Joseph controls and is an officer of an entity that is responsible for a full range of property management functions for certain properties that serve as collateral for the Company's bond investments. Mr. Falcone had an ownership interest in and was board member of this entity until he relinquished these positions in 2000. For these services the affiliates receive property management fees pursuant to management fee contracts. Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. During 2000, there were 12 affiliated property management contracts for properties that collateralize the Company's investments with fees at or below market value. During 1999, there were 11 affiliated property management contracts for properties that collateralize the Company's investments with fees at or below market value. During the years ended December 31, 2000, 1999 and 1998, these fees approximated $1.3 million, $1.1 million, and $1.0 million, respectively.

         In 1998 and 1999, the Company sold certain taxable demand notes related to 11 operating partnerships whose general partners are controlled by Mr. Joseph (discussed above). In order to facilitate the sale of the demand notes, the Company provided a guaranty on behalf of the operating partnerships for the full and punctual payment of interest and principal due under the demand notes.

         Shelter Development Holdings, Inc. (the "Special Shareholder") is personally liable for the obligations and liabilities of the Company. Mr. Joseph owns 100% of the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1.0 million.

         At December 31, 2000, the Company owned all of the interests in a trust that holds a $33.9 million bond collateralized by the Village of Stone Mountain. The borrower of the $33.9 million mortgage revenue bond is the Shelter Foundation, a public non-profit foundation that provides housing and related services to families of low and moderate income. Mr. Joseph is the President and one of six directors of the Shelter Foundation. In addition, a company of which Mr. Joseph owns an indirect minority interest, serves as property manager of the related apartment community.

     At December 31, 2000, the Company owned a $2.2 million B bond, a $2.1 million C bond and a $1.2 million taxable loan collateralized by the Winter Oaks apartment community. The borrower of the bonds and the taxable loan is Winter Oaks Partners, Ltd., (L.P.), a Georgia limited partnership whose 1% general partner is MMA Successor I, Inc. and whose 99% limited partner is Winter Oaks, L.P. The 1% general partner of Winter Oaks, L.P. is MMA Successor I, Inc., and the 99% limited partner of Winter Oaks, L.P. is the MuniMae Foundation, Inc., a private non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the President and one of three directors of the MuniMae Foundation. Mr. Falcone and Mr. Gary A. Mentesana, the Company's Chief Financial Officer, are also directors of the MuniMae Foundation. In addition, a company of which Mr. Joseph owns an indirect minority interest, serves as property manager of the related apartment community.

     At December 31, 2000, the Company owned a $15.1 million bond (face amount) collateralized by the Santa Fe apartment community. The borrower of the bond is MMA SFS Apartments, L.P., a Maryland limited partnership whose 1% general partner is MMA Successor I, Inc. and whose 99% limited partner is the MuniMae Foundation, Inc. Mr. Joseph is the President and one of three directors of the MuniMae Foundation. Mr. Falcone and Mr. Gary A. Mentesana, the Company's Chief Financial Officer, are also directors of the MuniMae Foundation. In addition, a company of which Mr. Joseph owns an indirect minority interest, serves as property manager of the related apartment community.

         At December 31, 2000, the Company owned a $19.1 million bond collateralized by the Lake Piedmont apartment community. In December 2000, the Company negotiated a transfer of the Lake Piedmont deed in lieu of foreclosure to MMA Housing I, LLC, a Maryland limited partnership whose single member is MMA Affordable Housing Corporation. MMA Affordable Housing Corporation is a 501(c)(3) non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the Chairman and one of five directors of the MMA Affordable Housing Corporation. Mr. Falcone, Mr. Mentesana, Mr. Earl W. Cole, III, Senior Vice President of the Company and Mr. Hobbs, are also officers and directors of the MMA Affordable Housing Corporation. In conjunction with the transfer of the ownership, the Company made a $500,000 taxable loan to the property. The Company established a valuation allowance equal to the principal outstanding of the loan at December 31, 2000.

         A member of the Company's Board of Directors is the managing general partner of the law firm of Gallagher, Evelius and Jones LLP ("GEJ"), which provides corporate and real estate legal services to the Company. For the year ended December 31, 2000, $1.3 million in legal fees to GEJ was generated by transactions structured by the Company of which $0.7 million was directly incurred by the Company. The total amount of $1.3 million represented 11.5% of GEJ's total revenues for 2000.

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

         A subsidiary of the Company functions as a real estate advisor for pension funds and the Midland Affordable Housing Group Trust ("Group Trust"). The Group Trust is a professionally managed portfolio of diversified income producing real estate mortgage investments for pension funds and profit-sharing trusts. Mr. Falcone, Mr. Robert J. Banks, and Mr. Keith J. Gloeckl, Senior Vice Presidents of the Company, are trustees of the Group Trust.

         For the year ended December 31, 2000, a subsidiary of the Company received administrative service fees of approximately $1.0 million from the Group Trust. As of December 31, 2000, a subsidiary of the Company had a $5.0 million line of credit available to the Group Trust, with no outstanding balance. The line matures on December 31, 2000 and bears interest at the rate of 10.25%. The collateral for the line is the net assets of the Group Trust. At December 31, 2000, the Company has notes payable with an outstanding balance of $104.1 million due to the Group Trust. The notes were made to finance construction loans and are collateralized by the related construction loan receivables.

         At December 31, 2000, a subsidiary of the Company had a $50.0 million warehouse facility provided by the Group Trust, with an outstanding balance of $5.7 million. This warehouse facility is provided for interim funding of permanent loans and completed construction loans until funded by a permanent lender or security holder and is collateralized by a security interest in the loans. The facility bears interest at various rates based upon collateral. Individual borrowings mature separately.

         At December 31, 2000, a subsidiary of the Company had a $30.0 million line of credit with the Group Trust to finance working capital and carryover loans, with an outstanding balance of $11.5 million. Interest on the line of credit is 0.25% under money center bank prime. The line is collateralized by a security interest in the related loan receivable. Principal on the line is due in 2001.

         At December 31, 2000, a subsidiary of the Company had a $15.0 million line of credit with the Group Trust to fund syndication advances of limited partnerships. At December 31, 2000 the balance due on the line was $6.5 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a security interest in a promissory note given by a limited partnership. Principal on the line is due in 2001.

         At December 31, 2000, a subsidiary of the Company had a $10.0 million line of credit with the Group Trust to fund syndication advances of limited partnerships. At December 31, 2000 the balance due on the line was $2.5 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a guarantee from the Company. Principal on the line is due in 2001.

NOTE 18 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND EMPLOYEE INCENTIVE PLANS

Non-Employee Directors' Share Plans

         At December 31, 2000, the total number of shares authorized to be granted under the non-employee director share plans was 100,000 shares. The non-employee directors' plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the directors' plans, an option to purchase 5,000 Common Shares is granted to each director when first elected or appointed to the Board of Directors and each year thereafter on the date of the annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Common Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. At December 31, 2000, 77,500 options were outstanding under the directors' plans with exercise prices of $14.875 to $21.75. The weighted average remaining contractual life for these outstanding options was 8.0 years at December 31, 2000. The following table summarizes the activity relating to options issued under the directors' plans for the years ended December 31, 2000, 1999 and 1998:


Non-Employee Directors' Share Plans
                                                         Number of        Weighted Average
                                                           Shares          Exercise Price
                                                       ---------------   -------------------
Options outstanding at December 31, 1997 .........             25,000                $15.78

Granted ..........................................             12,500                 21.75
Exercised ........................................               (500)                14.75
Expired ..........................................                  -                     -
                                                       ---------------   -------------------

Options outstanding at December 31, 1998 .........             37,000                 17.81

Granted ..........................................             15,000                 19.58
Exercised ........................................             (4,500)                15.95
Expired ..........................................                  -                     -
                                                       ---------------   -------------------

Options outstanding at December 31, 1999 .........             47,500                 18.47

Granted ..........................................             30,000                 19.75
Exercised ........................................                  -                     -
Expired ..........................................                  -                     -
                                                       ---------------   -------------------

Options outstanding at December 31, 2000 .........             77,500                $19.03
                                                       ===============   ===================

Options exercisable at:
     December 31, 1998 ...........................             24,500                $15.80
     December 31, 1999 ...........................             32,500                 16.07
     December 31, 2000 ...........................             47,500                 18.58


         The directors' plans also entitles each director to elect to receive payment of director's fees in the form of Common Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable are credited to the account of the director, and future distributions payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Common Shares on the record date of the distribution payment. As of December 31, 2000, 3,906 Common Shares and 15,831 deferred shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 2000, there are no shares available under the directors' plans.

Share Incentive Plans

         At December 31, 2000, 1,722,033 shares were authorized to be issued under the share incentive plans. The Company's share incentive plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company's performance and to promote ownership of a greater proprietary interest in the Company. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the plans. As of December 31, 2000, there were 207,764 shares available under the plans.

Common Share Options

         The exercise price of Common Share options granted under the plans are equal to 100% of the fair market value of the Common Shares on the date of grant. The options vest over three years. In the event of a change in control of the Company (as defined in the plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2000, 1,072,270 options were outstanding under the plans with exercise prices of $16.875 to $19.00. The weighted average remaining contractual life for these outstanding options was 7.5 years at December 31, 2000. The following table summarizes the activity relating to options issued under the plans for the years ended December 31, 2000, 1999 and 1998:


Employee Share Incentive Plans

                                                          Number of        Weighted Average
                                                            Shares          Exercise Price
                                                       ---------------   -------------------
Options outstanding at December 31, 1997 ..................   677,470                $16.99

Granted ...................................................   122,500                 18.43
Exercised .................................................   (16,666)                16.88
Expired/Forfeited .........................................   (74,000)                16.99
                                                       ---------------   -------------------

Options outstanding at December 31, 1998 ..................   709,304                 17.24

Granted ...................................................         -                     -
Exercised .................................................         -                     -
Expired/Forfeited .........................................         -                     -
                                                       ---------------   -------------------

Options outstanding at December 31, 1999 ..................   709,304                 17.24

Granted ...................................................   420,000                 18.75
Exercised .................................................   (52,034)                17.20
Expired/Forfeited .........................................    (5,000)                19.00
                                                       ---------------   -------------------

Options outstanding at December 31, 2000 .................. 1,072,270                $17.82
                                                       ===============   ===================

Options exercisable at:
     December 31, 1998 ....................................   135,157                 17.00
     December 31, 1999 ....................................   401,814                 17.14
     December 31, 2000 ....................................   615,103                 17.16


Common Share Appreciation Rights

         On November 11, 1997, 3,000 Common Share appreciation rights ("SARs") were awarded to certain employees under the plans. The exercise price of the SARs was equal to 100% of the fair market value of the Common Shares ($19 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from the date of grant. In the event of a change in control of the Company (as defined in the plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 2000, 3,000 SARs had vested.

Deferred Shares

         The Company granted 93,500, 78,000, and 96,000 deferred share awards with a total fair value of $1.8 million, $1.4 million, and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The deferred shares vest over three to ten years, as outlined in the individual award agreements. The deferred share awards also provide for accelerations of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 2000, 114,543 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period. For the years ended December 31, 2000, 1999 and 1998, the Company recognized compensation expense of $1,088,000, $867,000 and $612,000, respectively, relating to the deferred shares.

Compensation Expense

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees," in accounting for these plans. Accordingly, no compensation expense has been recognized for the options issued under either plan during 2000 or 1998. No options were issued under the plans during 1999. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair market value on the date of grant for awards under those plans. Accordingly, the Company estimated the grant-date fair value of each option awarded in 2000 and 1998 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 7.5% and 7.9% for 2000 and 1998, respectively, expected volatility of 19% and 24% for 2000 and 1998, respectively, risk-free interest rate of 5% and 6% for 2000 and 1998, respectively, and expected lives of 7.5 years. Had 2000 and 1998 compensation expense been determined including the weighted-average estimate of the fair value of each option granted of $2.74 and $2.18, respectively, the Company's net income allocable to Common Shares would be reduced to a pro forma amount of $27.9 million and $24.4 million, respectively. Pro forma basic and diluted earnings per Common Share would be $1.60 and $1.56, respectively for 2000 and $1.60 and $1.58, respectively, for 1998.

NOTE 19 - MUNIMAE COMPENSATION TRUST

         In December 1998, the Company established a $2.25 million newly formed grantor trust, Municipal Mortgage & Equity, LLC Employee Compensation Trust ("MuniMae Compensation Trust"). The MuniMae Compensation Trust was established to pre-fund future share related obligations of the Company's employee and director share plans. The MuniMae Compensation Trust supports existing, previously approved share plans and does not change those plans or the amount of shares expected to be issued under those plans.

         For financial reporting purposes, MuniMae Compensation Trust is consolidated with the Company. The Common Shares held by the MuniMae Compensation Trust are included in the Treasury Shares. All distributions between the Company and the MuniMae Compensation Trust are eliminated. During 2000, the MuniMae Compensation Trust purchased 9,042 Common Shares at an average price of $21.09. In 2000, 94,279 Common Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans (see Note 17). During 1999, the MuniMae Compensation Trust purchased 30,000 Common Shares at an average price of $19.37. In 1999, 37,756 Common Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans.

NOTE 20 - SERVICING PORTFOLIO

Trust and Escrow Funds

         The Company maintains certain escrow accounts and trust accounts related to principal and interest payments and other escrow funds received but not yet remitted to investors or others on loans serviced by the Company. The balances in these accounts are segregated into special accounts and are excluded from the Company's assets and liabilities.

Loans Serviced

         The Company serviced loans totaling $1.6 million and $1.3 billion in outstanding principal at December 31, 2000 and 1999, respectively. These loans include approximately $403.9 million and $302.5 million in loans where the Company has a risk-sharing agreement with certain lenders at December 31, 2000 and 1999, respectively. Under the risk-sharing agreement, the Company is responsible for up to 20% of the loan loss on any loan covered by the agreement. The Company monitors the loans in the servicing portfolio for potential losses. If the Company determines a loss is probable and can be reasonably estimated, a loss reserve is recorded through a charge to the income statement. At December 31, 2000 and 1999, management determined that no allowance for possible loan losses on the servicing portfolio was necessary. The Company will continue to evaluate the need for allowance for loan losses in the future as circumstances dictate.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair values of the Company's financial instruments are included at the table at the end of this note.

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

Loans receivable - The fair value of the Company's fixed rate loans was calculated by discounting the expected cash flows. The discount rates are based on the interest rate charged to current customers for comparable loans. The Company's adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to approximate their carrying value.

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

Commitments to extend credit - Fair value of commitments to extend credit are based on interest rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

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


                                           Municipal Mortgage & Equity, LLC
                                               Summary of Fair Values


(000s)                                    December 31, 2000          December 31, 1999
                                          -----------------          -----------------
                                           Carrying    Fair          Carrying    Fair
                                            Amount     Value          Amount     Value
Assets:
-------
Cash and cash equivalents                  $ 27,504  $ 27,504        $ 54,417  $ 54,417
Investment in mortgage revenue bonds, net   500,190   500,190         391,544   391,544
Investment in RITES                          13,452    13,452           3,625     3,625
Loans receivable - fixed                     95,493    92,032         101,727   101,770
Loans receivable - adjustable               253,798   253,798         184,762   184,762
Other investments                             5,531     5,531           5,350     5,350
Restricted assets                            25,212    25,212          15,833    15,833
Mortgage servicing rights                     6,876     6,876               -         -

Liabilities:
------------
Notes payable - fixed                        75,295    74,848          91,387    91,233
Notes payable - adjustable                  253,864   253,864         170,569   170,569
Investment in RITES                           5,702     5,702           6,245     6,245

Derivative Financial Instruments:
---------------------------------
Commitments to extend credit                      -   176,804               -   236,199
Put options written                               -         -               -       180
Interest rate swaps                         (10,438)  (10,438)          4,638     4,638
Total return swaps                           (1,839)   (1,839)         (1,929)   (1,929)


NOTE 22 - BUSINESS SEGMENT REPORTING

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

         The revenues associated with the investing segment consist primarily of interest earned on mortgage revenue bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for portfolios of third parties, syndication and brokerage fees associated with tax credit syndications, taxable interest and fees earned on construction lending activities and other fee income associated with highly leveraged transactions such as put options. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately. The majority of the income generated by the operating segment was acquired as a unit and the management of such unit was retained.


                                            Municipal Mortgage & Equity, LLC
                          Segment Reporting for the years ended December 31, 2000 and 1999
                                                  (in thousands)

                                                           2000                                                1999
                              ----------------------------------------------------  -----------------------------------------------
                                                                          Total                 Operating                  Total
                              Investing   Operating    Adjustments    Consolidated  Investing     (2)     Adjustments  Consolidated
                              ---------   ---------    -----------    ------------  ---------  ---------- -----------  ------------
Interest on mortgage
 revenue bonds and
 other bond related
 investments ................. $ 41,316      $ 1,761          $ -        $ 43,077    $ 35,281      $ 154        $ -     $ 35,435
Interest on loans ............    1,451       30,306            -          31,757       1,901      4,642          -        6,543
Loan origination and
 brokerage fees ..............        -       10,221       (1,545)(1)       8,676         763      3,583       (421)(1)    3,925
Loan servicing fees ..........        -        5,621            -           5,621         794        965          -        1,759
Short-term investment
 income ......................    3,106        1,285            -           4,391       1,649        199          -        1,848
Other fee income .............        -        5,209            -           5,209         505        851          -        1,356
Net gain on sales ............      191        1,930            -           2,121       2,680          -          -        2,680
                               --------      -------      -------        --------    --------    -------     ------     --------
    Total income .............   46,064       56,333       (1,545)        100,852      43,573     10,394       (421)      53,546
                               --------      -------      -------        --------    --------    -------     ------     --------
Salaries and benefits ........    1,533       13,767            -          15,300       3,646      3,100          -        6,746
Professional Fees ............      820        2,657            -           3,477       1,285        413          -        1,698
Operating expenses ...........      997        4,975            -           5,972         661        710          -        1,371
Goodwill amortization ........        -        1,887            -           1,887           -        297          -          297
Interest expense .............    4,095       27,057            -          31,152       2,591      4,074          -        6,665
Other-than-temporary
 impairments .................    1,008            -            -           1,008       1,120          -          -        1,120
                               --------      -------     --------        --------    --------    -------     ------     --------
    Total expenses ...........    8,453       50,343            -          58,796       9,303      8,594          -       17,897
                               --------      -------     --------        --------    --------    -------     ------     --------
Net income before
 allocations to preferred
 shareholders in a
 subsidiary company ..........   37,611        5,990       (1,545)         42,056      34,270      1,800       (421)      35,649
Allocations to preferred
 shareholders ................    8,475            -            -           8,475       3,433          -          -        3,433
                               --------      -------     --------        --------    --------    -------     ------     --------
Net income before income
 taxes .......................   29,136        5,990       (1,545)         33,581      30,837      1,800       (421)      32,216
Income taxes                                   2,006                        2,006                    703                     703
                               --------      -------     --------        --------    --------    -------     ------     --------
Net income ................... $ 29,136      $ 3,984     $ (1,545)       $ 31,575    $ 30,837    $ 1,097     $ (421)    $ 31,513
                               ========      =======     ========        ========    ========    =======     ======     ========
Notes:
(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.
(2) The Operating segments represents activity from October 1, 1999 through December 31, 1999 as segment reporting was adopted in the fourth quarter of 1999.


NOTE 23 - SUBSEQUENT EVENTS

         On February 6, 2001, the Company sold to the public 3.8 million Common Shares at a price of $23.07 per share and granted the underwriters an option to purchase up to an aggregate of 570,000 Common Shares to cover over-allotments at the same price. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.


NOTE 24 - QUARTERLY RESULTS (unaudited)
(in thousands, except per share data)

                                                            1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                          ---------------  ---------------  ---------------  ---------------
Year ended December 31, 2000:
Total income ............................................      $21,245          $21,959          $25,872           31,776
Net income ..............................................        7,617            7,035            7,773            9,150

Net income per share:
Preferred shares:
  Series I ..............................................        14.94            13.65            12.97            14.69
  Series II .............................................        12.80            11.61            10.68            30.22

Preferred capital distribution shares:
  Series I ..............................................        11.54            10.50             9.78            11.52
  Series II .............................................         8.31             6.67             6.12            25.63

Common shares:
  Basic .................................................         0.40             0.37             0.41             0.49
  Diluted ...............................................         0.40             0.36             0.40             0.46

Common share Market Price Data:
High ....................................................           20           20 5/8           21 7/8           23 1/2
Low .....................................................      18 3/16           18 7/8           20 1/8           20 1/4

Year ended December 31, 1999:

Total income ............................................      $10,084          $10,094          $11,635          $21,733
Net income ..............................................        8,946            7,027            7,356            8,184

Net income per share:
Preferred shares:
  Series I ..............................................        23.78            15.32            15.52            13.82
  Series II .............................................        25.51            13.93            17.07            12.25

Preferred capital distribution shares:
  Series I ..............................................        20.54            12.24            12.40            10.78
  Series II .............................................        19.74             9.62            12.60             7.85

Common shares:
  Basic .................................................         0.48             0.38             0.40             0.44
  Diluted ...............................................         0.47             0.37             0.39             0.43

Common share Market Price Data:
High ....................................................           20           20 3/4         21 15/16           20 5/8
Low .....................................................       17 1/4           18 1/2           20 1/8           18 1/4


                                INDEX TO EXHIBITS

Exhibit
Number                     Document

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

         The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Common Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred and Preferred CD Shares, as well as the Term Growth Shares that would have been allocated to Common Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The following tables reconcile the numerators and denominators in the basic and diluted EPS calculations for 2000, 1999 and 1998:


                                            Muncipal Mortgage & Equity, LLC
                                         Reconciliation of Basic and Diluted EPS


                           For the year ended                       For the year ended                   For the year ended
                            December 31, 2000                        December 31, 1999                    December 31, 1998
                       ------------------------------------  ----------------------------------- ----------------------------------
                          Income       Shares     Per Share      Income       Shares   Per Share    Income       Shares   Per Share
                        (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                       ------------ ------------- ---------  ----------- ------------- --------- ----------- ------------ ---------
(in thousands, except share and per share data)

Basic EPS

Income allocable to
  common shares ......... $ 29,076    17,459,829    $ 1.67     $ 28,796    16,922,788   $ 1.70    $ 24,728    15,233,380    $ 1.62
                                                  =========                            =========                          =========

Effect of Dilutive Securities

Options and deferred
  shares ................        -       408,560                      -       262,010                    -       189,975

Earnings contingency ....        -        39,216                      -             -                    -             -

Convertible preferred
  shares to the extent
  dilutive ..............      309       180,761                    864       555,873                  719       514,894
                       ------------ -------------            ----------- -------------           ----------- ------------
Diluted EPS

Income allocable to
  common shares plus
  assumed conversions ... $ 29,385    18,088,366    $ 1.62     $ 29,660    17,740,671   $ 1.67    $ 25,447    15,938,249    $ 1.60
                       ============ ============= =========  =========== ============= ========= =========== ============ =========


EXHIBIT 21

                          SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary                                 Jurisdiction of Organization
------------------                                 ----------------------------

SCA Tax Exempt Trust                                           Maryland
MuniMae TEI Holdings, LLC                                      Maryland
MuniMae TE Bond Subsidiary, LLC                                Maryland
MMA Credit Enhancement I, LLC                                  Maryland
Municipal Mortgage Investments, LLC                            Maryland
Municipal Mortgage Investments II, LLC                         Maryland
MMA Taxable Holdings, LLC                                      Maryland
MuniMae Operating, LLC                                         Maryland
MuniMae Structured Finance, LLC                                Maryland
MMA Taxable Structured Finance, LLC                            Maryland
MuniMae Investment Services Corporation                        Maryland
Midland Financial Holdings, Inc.                               Florida
Midland Mortgage Investment Corporation                        Florida
Midland Capital Corporation                                    Michigan
Midland Advisory Services, Inc.                                Michigan
Midland Securities Corporation                                 Florida
Midland Realty Investment Corporation                          Florida
Midland Equity Corporation                                     Florida
MuniMae Portfolio Services, LLC (formerly Municipal
 Mortgage Servicing, LLC)                                      Maryland
MMACap, LLC                                                    Delaware
Municipal Mortgage & Equity, LLC Employee
 Compensation Trust                                            Delaware
MMA Servicing, LLC                                             Maryland
Whitehawk Municipal Finance, LLC                               Delaware
Midland Special Partners Corporation                           Washington
Midland Special Limited Partner, Inc.                          Florida
Affordable Property Holdings, LLC                              Michigan

                                EXHIBIT 23

                   CONSENT OF PRICEWATERHOUSECOOPERS LLP

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-17427), Form S-3/A (No. 333-20945), Form S-3 (No.
333-34925), Form S-3/A (No. 333-56049) and Form S-8 (No. 333-65461) of Municipal
Mortgage & Equity, LLC of our report dated March 6, 2001 appearing in Item 14(a)(1) of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 29, 2001