Form 10-Q
period 2001-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2001-05-15
CIK 1003201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2001 Commission file number: 001-11981


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Company had 21,524,431 Common Shares outstanding as of May 11, 2001.

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



                                           MUNICIPAL MORTGAGE & EQUITY, LLC
                                              CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except share data)
                                                                               (unaudited)
                                                                                 March 31,          December 31,
                                                                                   2001                2000
                                                                              ---------------    ----------------
ASSETS
Cash and cash equivalents ...................................................       $ 35,982            $ 27,504
Interest receivable .........................................................          8,638               9,978
Investment in mortgage revenue bonds, net (Note 2) ..........................        518,811             500,190
Investment in other bond related investments (Notes 3 and 4) ................         14,363              13,457
Loans receivable (Note 6) ...................................................        365,548             349,291
Restricted assets ...........................................................         39,772              25,212
Other assets ................................................................         54,493              27,694
Mortgage servicing rights, net ..............................................          6,797               6,876
Property and equipment ......................................................          1,387               1,012
Goodwill and other intangible assets ........................................         26,182              26,668
                                                                              ---------------    ----------------
Total assets ................................................................    $ 1,071,973           $ 987,882
                                                                              ===============    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 7) ......................................................      $ 323,788           $ 329,159
Accounts payable, accrued expenses and other liabilities ....................         20,964              23,497
Investment in derivative financial instruments (Note 5) .....................         17,142                   -
Investment in other bond related investments (Notes 3 and 4) ................          7,588              17,984
Distributions payable .......................................................          2,606               2,606
Short-term debt .............................................................         41,290              41,290
Long-term debt ..............................................................         75,008              70,899
                                                                              ---------------    ----------------
Total liabilities ...........................................................        488,386             485,435
                                                                              ---------------    ----------------

Commitments and contingencies ...............................................              -                   -

Preferred shareholders' equity in a subsidiary company (Note 8) .............        137,655             137,664

Shareholders' equity:
Preferred shares:
    Series I (14,933 shares issued and outstanding) .........................          9,564               9,594
    Series II (7,226 shares issued and outstanding) .........................          3,920               4,868
Preferred capital distribution shares:
    Series I (7,798 shares issued and outstanding) ..........................          3,482               3,489
    Series II (3,164 shares issued and outstanding) .........................            856               1,268
Term growth shares (2,000 shares issued and outstanding) ....................            208                 197
Common shares (21,558,595 shares, including 21,542,764 issued, and 15,831 deferred shares at March 31, 2001 and 17,716,576 shares, including
    17,700,745 issued, and 15,831 deferred shares at December 31, 2000) .....        396,313             328,990
Less common shares held in treasury at cost (59,330 shares
    and 60,839, respectively) ...............................................           (912)               (944)
Less unearned compensation  - deferred shares ...............................         (4,953)             (4,144)
Accumulated other comprehensive income ......................................         37,454              21,465
                                                                              ---------------    ----------------
Total shareholders' equity ..................................................        445,932             364,783
                                                                              ---------------    ----------------
Total liabilities and shareholders' equity ..................................    $ 1,071,973           $ 987,882
                                                                              ===============    ================

The accompanying notes are an integral part of these financial statements.



                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                      For the three months ended
                                                              March 31,
                                                      ---------------------------
                                                         2001         2000
                                                      ------------ --------------
INCOME:
Interest on mortgage revenue bonds and other
 bond related investments ...........................  $   11,770    $   9,927
Interest on loans ...................................       8,181        6,833
Loan origination and brokerage fees .................       2,064          616
Loan servicing fees .................................       1,632        1,487
Interest on short-term investments ..................       1,002        1,072
Other income ........................................       4,813        1,310
Net gain on sales ...................................         166            -
                                                      ------------ --------------
Total income ........................................      29,628       21,245
                                                      ------------ --------------
EXPENSES:
Salaries and benefits ...............................       4,445        3,332
Professional fees ...................................         691          682
Operating expenses ..................................       1,531        1,094
Goodwill and other intangibles amortization .........         693          358
Interest expense ....................................       7,826        6,727
Other-than-temporary impairments related to
 investments in mortgage revenue bonds and
 other bond related investments .....................       3,256            -
                                                      ------------ --------------
Total expenses ......................................      18,442       12,193
Net holding losses on trading securities ............      (4,865)           -
                                                      ------------ --------------
Net income before income allocated to preferred
 shareholders in a subsidiary company, income taxes
 and cumulative effect of accounting change .........       6,321        9,052
Income allocable to preferred shareholders in a
 subsidiary company .................................       2,606        1,444
                                                      ------------ --------------
Net income before  income taxes and cumulative
 effect of accounting change ........................       3,715        7,608
Income taxes ........................................           3           (9)
                                                      ------------ --------------
Net income before cumulative effect of accounting
 change .............................................       3,712        7,617
Cumulative effect on prior years of change in
 accounting for derivative financial instruments ....     (12,277)           -
                                                      ------------ --------------
Net income (loss) ...................................    $ (8,565)     $ 7,617
                                                      ============ ==============
Net income (loss) allocated to:
     Preferred shares:
      Series I ......................................       $ 164        $ 223
                                                      ============ ==============
      Series II .....................................          45           92
                                                      ============ ==============
     Preferred capital distribution shares:
      Series I ......................................        $ 71         $ 90
                                                      ============ ==============
      Series II .....................................          11           26
                                                      ============ ==============
     Term growth shares .............................       $ 208        $ 167
                                                      ============ ==============
     Common shares ..................................    $ (9,064)     $ 7,019
                                                      ============ ==============
Basic net income (loss) per share:
     Preferred shares:
      Series I ......................................     $ 11.00      $ 14.94
                                                      ============ ==============
      Series II .....................................        6.28        12.80
                                                      ============ ==============
     Preferred capital distribution shares:
      Series I ......................................      $ 9.10      $ 11.54
                                                      ============ ==============
      Series II .....................................        3.50         8.31
                                                      ============ ==============
     Common shares:
     Income before cumulative effect of
      accounting change .............................      $ 0.16       $ 0.40
     Cumulative effect on prior years of
      change in accounting for derivative
      financial instruments .........................       (0.61)           -
                                                      ------------ --------------
     Basic net income (loss) per common share .......     $ (0.45)      $ 0.40
                                                      ============ ==============
     Weighted average common shares outstanding .....  19,970,707   17,426,523

Diluted net income (loss) per share:
     Common shares:
     Income before cumulative effect of
      accounting change .............................      $ 0.16       $ 0.40
     Cumulative effect on prior years of
      change in accounting for derivative
      financial instruments .........................       (0.60)           -
                                                      ------------ --------------
     Diluted net income (loss) per common share .....     $ (0.44)      $ 0.40
                                                      ============ ==============
     Weighted average common shares outstanding .....  20,432,300   17,761,236

The accompany notes are an integral part of these financial statements.



                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (In thousands) (unaudited)

                                                                           For the three months ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                              2001             2000
                                                                         ---------------   --------------
Net income (loss) .....................................................        $ (8,565)         $ 7,617
                                                                         ---------------   --------------
Other comprehensive income (loss):
    Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period .......           3,762           (2,387)
    Reclassification adjustment for losses included in net income .....          12,227                -
                                                                         ---------------   --------------
Other comprehensive income (loss): ....................................          15,989           (2,387)
                                                                         ---------------   --------------
Comprehensive income ..................................................         $ 7,424          $ 5,230
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




                                        MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands) (unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                     2001            2000
                                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................      $ (8,565)        $ 7,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Income allocated to preferred shareholders in a subsidiary company ..........         2,606           1,444
   Cumulative effect of accounting change ......................................        12,277               -
   Net holding losses on trading securities ....................................         4,865               -
   Other-than-temporary impairments related to investments in
     mortgage revenue bonds ....................................................         3,256               -
   Net gain on sales ...........................................................          (166)              -
   Net amortization of premiums, discounts and fees on investments .............            85              82
   Depreciation and amortization ...............................................           743             417
   Deferred share compensation expense .........................................           359             250
   Deferred shares issued under the Non-Employee Directors' Share Plans ........             -              34
   Director fees paid and share awards made by reissuance of treasury shares ...             -               3
   Decrease in interest receivable .............................................         1,340             563
   Increase in other assets ....................................................        (5,616)            (44)
   Decrease in accounts payable, accrued expenses and other liabilities ........        (2,553)         (3,064)
                                                                                 --------------  --------------
Net cash provided by operating activities ......................................         8,631           7,302
                                                                                 --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments,
   loan originations, and other receivables ....................................      (123,551)        (64,228)
Principal payments received ....................................................        63,886          46,033
Net proceeds from sales of investments .........................................         5,000               -
Purchases of property and equipment ............................................          (426)            (65)
Net (investment) reduction in restricted assets ..................................       (14,560)            331
                                                                                 --------------  --------------
Net cash used in investing activities ..........................................       (69,651)        (17,929)
                                                                                 --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities ..............................................       171,759          96,305
Repayment of credit facilities .................................................      (177,130)        (93,407)
Proceeds from long-term debt ...................................................         4,251               -
Repayment of long-term debt ....................................................          (142)              -
Issuance of common shares ......................................................        82,645               -
Proceeds from stock options exercised ..........................................            70               -
Distributions ..................................................................        (9,349)         (9,895)
Distributions to preferred shares in a subsidiary company ......................        (2,606)         (1,543)
                                                                                 --------------  --------------
Net cash provided by (used in) financing activities ............................        69,498          (8,540)
                                                                                 --------------  --------------
Net increase (decrease) in cash and cash equivalents ...........................         8,478         (19,167)
Cash and cash equivalents at beginning of period ...............................        27,504          54,417
                                                                                 --------------  --------------
Cash and cash equivalents at end of period .....................................      $ 35,982        $ 35,250
                                                                                 ==============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ..................................................................       $ 9,349         $ 7,267
                                                                                 ==============  ==============
Income taxes paid ..............................................................         $ 551           $ 239
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




                                                         MUNICIPAL MORTGAGE & EQUITY, LLC
                                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (In thousands, except share data) (unaudited)



                                              Preferred Capital                                           Accumulated
                          Preferred Shares   Distribution Shares Term                                        Other
                         ------------------- ------------------- Growth    Common   Treasury   Unearned   Comprehensive
                          Series I Series II  Series I Series II Shares    Shares    Shares  Compensation    Income       Total
                         --------- --------- --------- --------- ------- ----------- -------- ------------ ------------- ---------
Balance, January 1, 2001.. $ 9,594  $ 4,868   $ 3,489  $ 1,268   $  197  $   328,990  $ (944)   $ (4,144)       $ 21,465 $ 364,783
 Net income (loss) .......     164       45        71       11      208       (9,064)      -           -               -    (8,565)
 Unrealized gains on
  investments, net of
  reclassifications ......       -        -         -        -        -            -       -           -          15,989    15,989
 Distributions ...........    (194)    (993)      (78)    (423)    (197)      (7,464)      -           -               -    (9,349)
 Reissuance of treasury
  shares .................       -        -         -        -        -          (32)     32           -               -         -
 Options exercised .......       -        -         -        -        -           70       -           -               -        70
 Issuance of common
  shares .................       -        -         -        -        -       82,645       -           -               -    82,645
 Deferred share grants ...       -        -         -        -        -        1,168       -      (1,168)              -         -
 Amortization of
  deferred compensation ..       -        -         -        -        -            -       -         359               -       359
                         --------- --------- --------- --------- ------- ----------- -------- ------------ ------------- ---------
Balance, March 31, 2001 .. $ 9,564  $ 3,920   $ 3,482    $ 856   $  208  $   396,313  $ (912)   $ (4,953)       $ 37,454 $ 445,932
                         ========= ========= ========= ========= ======= ===-======- ======== ===========- -============ =========

                                              Preferded Capital
                          Preferred Shares   Distribution Shares Term
                         ------------------- ------------------- Growth    Common   Treasury
 SHARE ACTIVITY:          Series I Series II Series I  Series II Shares    Shares     Shares
                         --------- --------- --------- --------- ------- ----------- --------
Balance, January 1, 2001..  14,933    7,226     7,798    3,164    2,000   17,655,737  60,839
 Reissuance of treasury
  shares .................       -        -         -        -        -        1,509  (1,509)
 Options exercised .......       -        -         -        -        -        4,000       -
 Issuance of common
  shares .................       -        -         -        -        -    3,800,000       -
 Issuance of common
  shares under employee
  share incentive plans ..       -        -         -        -        -       38,019       -
                         --------- --------- --------- --------- ------- ----------- --------
Balance, March 31, 2001 ..  14,933    7,226     7,798    3,164    2,000   21,499,265  59,330
                         ========= ========= ========= ========= ======= =-=====-=== ========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Company's 2000 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

New Accounting Pronouncements

     During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. The Company adopted FAS 133 on January 1, 2001.

     The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. Under FAS 133, the Company's investment in total return swaps and put option contracts is recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. The Company also has investments in interest rate swaps, which are held to offset the floating interest rate exposure in certain investments. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its interest rate swap investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of these investments are recorded through current income rather than through other comprehensive income.

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of a change in accounting principle. The Company recognized a decrease in net income of $4.9 million for the three months ended March 31, 2001 due to the change in fair value of its derivative instruments. This change is reflected in net holding losses on trading securities in the statement of income.

     During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the three months ended March 31, 2001. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may over time have a significant impact on the total assets and total liabilities of the Company. In particular, new securitization transactions that would have been accounted for as a sale under Statement of Financial Accounting Standards No. 125, "Accounting for Tranfers and Servicing of Financial Assets and Extiguishment of Liabilities" ("FAS125") may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may continue to be included in investments in mortgage revenue bonds rather than being excluded upon completion of the securitization transaction.

NOTE 2 - INVESTMENTS IN MORTGAGE REVENUE BONDS

     The Company holds a portfolio of tax-exempt mortgage revenue bonds and certificates of participation in grantor trusts holding tax-exempt mortgage revenue bonds ("COPs"). The tax-exempt mortgage revenue bonds are issued by state and local government authorities to finance multifamily housing developments secured by nonrecourse mortgage loans on the underlying properties. The COPs represent a pro rata interest in a trust that holds a tax-exempt mortgage revenue bond. The Company's rights and the specific terms of the bonds are defined by the various loan documents, which were negotiated at the time of settlement. See further discussion of the general mortgage loan terms in Note 5 to the Company's 2000 Form 10-K.

     The table on the following page provides certain information with respect to the bonds held by the Company at March 31, 2001 and December 31, 2000.

     In the first quarter the Company originated $21.5 million (par amount) in mortgage revenue bonds collateralized by two apartment communities with 611 units for a total purchase price of $21.5 million. The weighted average permanent interest rate on the bonds is 6.09% per annum and the maturity dates are in 2029 to 2031. Prior to the purchase of these two bonds, the Company assumed the obligation to purchase the two bonds for their face amount. In consideration for assuming this obligation, the Company received $1.9 million in cash and a $2.0 million (face amount) taxable note with a fair value of $1.4 million. The Company recognized a $3.3 million other-than-temporary impairment upon the assumption of this obligation. This amount represented the difference between the fair value of the bonds and the face amount of the bonds at the time the Company assumed the purchase obligation. Upon the purchase of the bonds, the Company recognized $3.3 million in income that represented the value of the cash and taxable loan consideration received.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the term debt financing completed in March 1999. At March 31, 2001 the total carrying amount of the mortgage revenue bonds pledged as collateral was $350.0 million. The Company also purchased other investments which it has pledged to the pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. These assets, totaling $11.0 million at March 31, 2001, are included in restricted assets on the balance sheet.


                                                                                         March 31, 2001
                                                                       ---------------------------------------------------
                                                      Base                Face      Amortized    Unrealized     Fair
Investment in Mortgage                      Year    Interest  Maturity   Amount        Cost     Gain (Loss)     Value
Revenue Bonds                             Acquired  Rate (12)   Date     (000s)       (000s)       (000s)       (000s)
---------------------------               --------  --------- --------- ---------- ----------- ------------- ------------
Participating Bonds (1):
 Alban Place ..........  (2),(4),(5)        1986       7.875  Oct. 2008   $ 10,065    $ 10,065        $  920     $ 10,985
 Arlington ............ (10)                2000       8.100  Jan. 2031     12,625      12,562           189       12,751
 Cobblestone ..........  (4),(10)           1999       7.125  Aug. 2039      6,800       6,732          (272)       6,460
 Cool Springs ......... (10)                2000       7.750  Aug. 2030     14,472      14,313           159       14,472
 Creekside Village ....  (2),(4),(5),(6)    1987       7.500  Nov. 2009     11,760       7,396           501        7,897
 Crossings ............  (4),(8)            1997       8.000  Jul. 2007      6,820       6,728           509        7,237
 Emerald Hills ........  (2),(4),(5)        1988       7.750  Apr. 2008      6,725       6,725         1,834        8,559
 Jefferson Commons ....  (4),(10)           2000       8.200  Jan. 2031     19,889      19,591         1,044       20,635
 Lakeview Garden ......  (2),(4),(5),(6)    1987       7.750  Aug. 2007      9,003       4,918           873        5,791
 Newport On Seven .....  (2),(4),(5),(6)    1986       8.125  Aug. 2008     10,125       7,898         2,947       10,845
 North Pointe .........  (2),(4),(6)        1986       7.875  Aug. 2006     25,185      12,739         8,752       21,491
 Northridge Park ......  (2),(4),(5)        1987       7.500  Jun. 2012      8,815       8,815           899        9,714
 Stone Mountain .......  (8)                1997       7.875  Oct. 2027     33,900      34,075            (6)      34,069
 Timber Ridge .........  (4),(10)           2000       7.950  Jan. 2036      5,215       5,119           148        5,267
 Villas at LaRiveria ..  (4),(10)           1999       7.125  Jun. 2034      8,850       8,744           150        8,894
                                                                       ------------ ----------- ------------- ------------
 Subtotal participating bonds .........................................    190,249     166,420        18,647      185,067
                                                                       ------------ ----------- ------------- ------------
Non-Participating Bonds:
 Baytown .............. (10)                2000       7.750  Jun. 2030      5,000       4,950           (50)       4,900
 Bedford Park .........  (9)                2000       8.000  Nov. 2032      9,325       9,232           557        9,789
 Buchanan Bay .........                     2001       5.830  Dec. 2031     10,725       9,098           876        9,974
 Charter House ........                     1996       7.450  Jul. 2026         25          25             2           27
 Cielo Vista ..........  (4),(10)           1999       7.125  Sep. 2034      9,490       9,417          (686)       8,731
 Country Club ......... (10)                1999       7.250  Aug. 2029      2,482       2,451          (118)       2,333
 Delta Village ........  (4),(10)           1999       7.125  Jun. 2035      2,011       1,976           (85)       1,891
 Elmbrook-Golden ...... (10)                2000       7.800  May. 2035      2,800       2,746            (2)       2,744
 Gannon-Cedar Run .....  (4),(10)           1998       7.125  Dec. 2025     13,200      13,238           (38)      13,200
 Gannon-Dade ..........  (9)                1998       7.125  Dec. 2029     54,948      55,226          (291)      54,935
 Gannon-Whispering Palms (9)                1998       7.125  Dec. 2029     12,603      12,663           (79)      12,584
 Gannon Bond ..........  (4),(10)           1998       7.125  Dec. 2029      3,500       3,500             -        3,500
 Hidden Valley ........  (4),(10)           1996       8.250  Jan. 2026      1,630       1,630            16        1,646
 Hunter's Glen ........  (4)                2001       6.350  Dec. 2029     10,740       9,111         1,629       10,740
 Honey Creek ..........  (9)                2000       7.625  Jul. 2035     20,485      20,277        (1,021)      19,256
 Lake Piedmont ........  (4),(6),(10)       1998       7.725  Apr. 2034     19,118      18,016        (4,633)      13,383
 Mountain View
  (Willowgreen) .......  (2),(4),(6)        2000       8.000  Dec. 2010      9,275       6,769         2,598        9,367
 Oakbrook .............  (4),(10)           1996       8.200  Jul. 2026      3,085       3,114            33        3,147
 Oakmont/Towne Oaks ...  (4),(10)           1998       7.200  Jan. 2034     11,240      11,218          (765)      10,453
 Orangevale ...........  (4),(10)           1998       7.000  Oct. 2013      2,300       2,300           (58)       2,242
 Paola ................ (10)                1999       7.250  Aug. 2029      1,047       1,033           (69)         964
 Parkwood .............  (4),(10)           1999       7.125  Jun. 2035      3,910       3,842           850        4,692
 Riverset Phase II ....                     1996       9.500  Oct. 2019        110         105             8          113
 Sahuarita ............  (4),(10)           1999       7.125  Jun. 2029      2,118       2,107          (158)       1,949
 Santa Fe Springs ..... (15),(16)           2000       (14)   Jun. 2025     15,100      11,455          (583)      10,872
 Shadowbrook ..........  (4),(10)           1999       6.850  Jun. 2029      5,780       5,767          (276)       5,491
 Southwinds ...........  (4),(10)           2000       8.000  Sep. 2030      4,350       4,263            43        4,306
 Torries Chase ........  (4),(10)           1996       8.150  Jan. 2026      2,000       2,000            60        2,060
 University Courtyard .  (4),(10)           2000       7.250  Mar. 2040      9,850       9,749          (194)       9,555
 Villa Hialeah-refunded  (4),(5)            1999       6.000  Aug. 2019     10,250       8,005         1,425        9,430
 Western Hills ........  (4),(10)           1998       7.000  Dec. 2029      3,030       3,030          (228)       2,802
 Wheeler Creek ........  (4),(10)           1998       (13)   Jan. 2003      9,704       9,592           209        9,801
 Woodmark .............  (4),(10)           1999       7.125  Jun. 2039     10,200      10,072           128       10,200
                                                                         ------------ ----------- ------------- ------------
 Subtotal non-participating bonds ......................................   281,431    267,977          (900)     267,077
                                                                         ------------ ----------- ------------- ------------



                                                                                           December 31, 2000
                                                                         ---------------------------------------------------
                                                      Base                  Face      Amortized    Unrealized      + Fair
Investment in Mortgage                      Year    Interest  Maturity     Amount       Cost       Gain (Loss)      Value
Revenue Bonds                             Acquired  Rate (12)   Date       (000s)      (000s)        (000s)        (000s)
---------------------------               --------  --------- ---------  ---------- ------------- ------------- ------------
Participating Bonds (1):
 Alban Place ..........  (2),(4),(5)        1986       7.875  Oct. 2008   $ 10,065    $ 10,065       $    68     $ 10,133
 Arlington ............ (10)                2000       8.100  Jan. 2031     12,625      12,562            63       12,625
 Cobblestone ..........  (4),(10)           1999       7.125  Aug. 2039      6,800       6,732           102        6,834
 Cool Springs ......... (10)                2000       7.750  Aug. 2030     14,472      14,313            87       14,400
 Creekside Village ....  (2),(4),(5),(6)    1987       7.500  Nov. 2009     11,760       7,396           501        7,897
 Crossings ............  (4),(8)            1997       8.000  Jul. 2007      6,838       6,746           494        7,240
 Emerald Hills ........  (2),(4),(5)        1988       7.750  Apr. 2008      6,725       6,725         2,027        8,752
 Jefferson Commons ....  (4),(10)           2000       8.200  Jan. 2031     19,900      19,602           298       19,900
 Lakeview Garden ......  (2),(4),(5),(6)    1987       7.750  Aug. 2007      9,003       4,918         1,066        5,984
 Newport On Seven .....  (2),(4),(5),(6)    1986       8.125  Aug. 2008     10,125       7,898         2,889       10,787
 North Pointe .........  (2),(4),(6)        1986       7.875  Aug. 2006     25,185      12,739         8,918       21,657
 Northridge Park ......  (2),(4),(5)        1987       7.500  Jun. 2012      8,815       8,815         1,125        9,940
 Stone Mountain .......  (8)                1997       7.875  Oct. 2027     33,900      34,080           (10)      34,070
 Timber Ridge .........  (4),(10)           2000       7.950  Jan. 2036      5,215       5,119            96        5,215
 Villas at LaRiveria ..  (4),(10)           1999       7.125  Jun. 2034      8,850       8,744           150        8,894
                                                                         ----------- ------------- ------------- ------------
 Subtotal participating bonds ..........................................   190,278     166,454        17,874      184,328
                                                                         ----------- ------------- ------------- ------------
Non-Participating Bonds:
 Baytown .............. (10)                2000       7.750  Jun. 2030      5,000       4,950          (100)       4,850
 Bedford Park .........  (9)                2000       8.000  Nov. 2032      9,325       9,232          (274)       8,958
 Buchanan Bay .........                     2001       5.830  Dec. 2031          -           -             -            -
 Charter House ........                     1996       7.450  Jul. 2026         25          25             -           25
 Cielo Vista ..........  (4),(10)           1999       7.125  Sep. 2034      9,500       9,427           (22)       9,405
 Country Club ......... (10)                1999       7.250  Aug. 2029      2,485       2,454           (93)       2,361
 Delta Village ........  (4),(10)           1999       7.125  Jun. 2035      2,011       1,976           (85)       1,891
 Elmbrook-Golden ...... (10)                2000       7.800  May. 2035      2,800       2,746            (2)       2,744
 Gannon-Cedar Run .....  (4),(10)           1998       7.125  Dec. 2025     13,200      13,238          (302)      12,936
 Gannon-Dade ..........  (9)                1998       7.125  Dec. 2029     54,999      55,277        (1,137)      54,140
 Gannon-Whispering Palms (9)                1998       7.125  Dec. 2029     12,676      12,737          (362)      12,375
 Gannon Bond ..........  (4),(10)           1998       7.125  Dec. 2029      3,500       3,500           (53)       3,447
 Hidden Valley ........  (4),(10)           1996       8.250  Jan. 2026      1,640       1,640            16        1,656
 Hunter's Glen ........  (4)                2001       6.350  Dec. 2029          -           -             -            -
 Honey Creek ..........  (9)                2000       7.625  Jul. 2035     20,485      20,277          (509)      19,768
 Lake Piedmont ........  (4),(6),(10)       1998       7.725  Apr. 2034     19,118      18,016        (4,439)      13,577
 Mountain View
  (Willowgreen) .......  (2),(4),(6)        2000       8.000  Dec. 2010      9,275       6,769         2,598        9,367
 Oakbrook .............  (4),(10)           1996       8.200  Jul. 2026      3,105       3,134            95        3,229
 Oakmont/Towne Oaks ...  (4),(10)           1998       7.200  Jan. 2034     11,249      11,227          (203)      11,024
 Orangevale ...........  (4),(10)           1998       7.000  Oct. 2013      2,328       2,328           (58)       2,270
 Paola ................ (10)                1999       7.250  Aug. 2029      1,048       1,035           (71)         964
 Parkwood .............  (4),(10)           1999       7.125  Jun. 2035      3,910       3,842           604        4,446
 Riverset Phase II ....                     1996       9.500  Oct. 2019        110         105             8          113
 Sahuarita ............  (4),(10)           1999       7.125  Jun. 2029      2,120       2,108          (200)       1,908
 Santa Fe Springs ..... (15),(16)           2000       (14)   Jun. 2025     15,100      11,455          (281)      11,174
 Shadowbrook ..........  (4),(10)           1999       6.850  Jun. 2029      5,780       5,767            13        5,780
 Southwinds ...........  (4),(10)           2000       8.000  Sep. 2030      4,350       4,263            43        4,306
 Torries Chase ........  (4),(10)           1996       8.150  Jan. 2026      2,010       2,010            60        2,070
 University Courtyard .  (4),(10)           2000       7.250  Mar. 2040      9,850       9,749           (47)       9,702
 Villa Hialeah-refunded  (4),(5)            1999       6.000  Aug. 2019     10,250       8,005         1,630        9,635
 Western Hills ........  (4),(10)           1998       7.000  Dec. 2029      3,033       3,033          (227)       2,806
 Wheeler Creek ........  (4),(10)           1998       (13)   Jan. 2003      8,633       8,521          (350)       8,171
 Woodmark .............  (4),(10)           1999       7.125  Jun. 2039     10,200      10,072          (229)       9,843
                                                                        ----------- ------------- ------------- ------------
 Subtotal non-participating bonds ......................................   259,115     248,918        (3,977)     244,941
                                                                        ----------- ------------- ------------- ------------



                                                                                         March 31, 2001
                                                                        ----------------------------------------------------
                                                      Base                 Face      Amortized     Unrealized       Fair
Investment in Mortgage                      Year    Interest  Maturity    Amount        Cost       Gain (Loss)      Value
Revenue Bonds                             Acquired  Rate (12)   Date      (000s)       (000s)         (000s)       (000s)
---------------------------               --------  --------- --------- ----------- ------------- ------------- ------------
Participating Subordinate Bonds (1):
 Barkley Place ........  (3),(4),(6),(10)   1995      16.000  Jan. 2030      3,480       2,445         3,452        5,897
 Gilman Meadows .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      2,875       2,530         2,297        4,827
 Hamilton Chase .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      6,250       4,140          (406)       3,734
 Mallard Cove I .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      1,670         798           322        1,120
 Mallard Cove II ......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      3,750       2,429           798        3,227
 Meadows ..............  (3),(4),(6),(10)   1995      16.000  Jan. 2030      3,635       3,716           306        4,022
 Montclair ............  (3),(4),(6),(10)   1995       3.000  Jan. 2030      6,840       1,691         2,059        3,750
 Newport Village ......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      4,175       2,973         2,095        5,068
 Nicollet Ridge .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030     12,415       6,075         3,355        9,430
 Riverset Phase II ....      (6)            1996      10.000  Oct. 2019      1,489           -         1,885        1,885
 Steeplechase .........  (3),(4),(6),(10)   1995      16.000  Jan. 2030      5,300       4,224          (494)       3,730
 Whispering Lake ......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      8,500       4,779         3,951        8,730
                                                                        ----------- ------------- ------------- ------------
 Subtotal participating subordinate bonds ..............................    60,379      35,800        19,620       55,420
                                                                        ----------- ------------- ------------- ------------
Non-Participating Subordinate Bonds:
 CapReit B ............                     2000      11.000  Sep. 2005          -           -             -            -
 Cinnamon Ridge .......  (6)                1999       5.000  Jan. 2015      1,832       1,218            28        1,246
 Farmington Meadows ... (10)                1999       8.000  Aug. 2039      1,989       1,945            44        1,989
 Independence Ridge ... (10)                1996      12.500  Dec. 2015      1,045       1,045           105        1,150
 Locarno .............. (10)                1996      12.500  Dec. 2015        675         675            41          716
 Olde English Manor ... (11)                1998      10.570  Nov. 2033      1,273       1,268          (173)       1,095
 Rillito B Series .....  (6),(7)            2000      13.000  Dec. 2033      1,044       1,241          (343)         898
 Winter Oaks B bond ...  (6),(10)           1999       7.500  Jul. 2022      2,184       2,133            29        2,162
 Winter Oaks C bond ...  (6),(10)           1999      10.000  Jul. 2022      2,141       1,654           337        1,991
                                                                        ------------ ----------- ------------- ------------
 Subtotal non-participating subordinate bonds ..........................    12,183      11,179            68       11,247
                                                                        ------------ ----------- ------------- ------------
Total investment in mortgage revenue bonds ............................. $ 544,242   $ 481,376      $ 37,435    $ 518,811
                                                                        ============ =========== ============= ============



                                                                                           December 31, 2000
                                                                        ---------------------------------------------------
                                                      Base                 Face       Amortized     Unrealized      Fair
Investment in Mortgage                      Year    Interest  Maturity     Amount         Cost      Gain (Loss)      Value
Revenue Bonds                             Acquired  Rate (12)   Date       (000s)        (000s)        (000s)       (000s)
---------------------------               --------  --------- --------- ----------- ------------- ------------- -----------
Participating Subordinate Bonds (1):
 Barkley Place ........  (3),(4),(6),(10)   1995      16.000  Jan. 2030      3,480       2,445         3,407        5,852
 Gilman Meadows .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      2,875       2,530         2,221        4,751
 Hamilton Chase .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      6,250       4,140          (468)       3,672
 Mallard Cove I .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      1,670         798           309        1,107
 Mallard Cove II ......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      3,750       2,429           758        3,187
 Meadows ..............  (3),(4),(6),(10)   1995      16.000  Jan. 2030      3,635       3,716           276        3,992
 Montclair ............  (3),(4),(6),(10)   1995       3.000  Jan. 2030      6,840       1,691         1,958        3,649
 Newport Village ......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      4,175       2,973         2,016        4,989
 Nicollet Ridge .......  (3),(4),(6),(10)   1995       3.000  Jan. 2030     12,415       6,075         3,267        9,342
 Riverset Phase II ....      (6)            1996      10.000  Oct. 2019      1,489           -         1,863        1,863
 Steeplechase .........  (3),(4),(6),(10)   1995      16.000  Jan. 2030      5,300       4,224          (591)       3,633
 Whispering Lake ......  (3),(4),(6),(10)   1995       3.000  Jan. 2030      8,500       4,779         3,839        8,618
                                                                         -----------------------------------------------------
 Subtotal participating subordinate bonds                                   60,379      35,800        18,855       54,655
                                                                         ------------ ------------- ------------- ------------
Non-Participating Subordinate Bonds:
 CapReit B ............                     2000      11.000  Sep. 2005      5,000       4,950           100        5,050
 Cinnamon Ridge .......  (6)                1999       5.000  Jan. 2015      1,832       1,218            28        1,246
 Farmington Meadows ... (10)                1999       8.000  Aug. 2039      1,991       1,946            55        2,001
 Independence Ridge ... (10)                1996      12.500  Dec. 2015      1,045       1,045           105        1,150
 Locarno .............. (10)                1996      12.500  Dec. 2015        675         675            41          716
 Olde English Manor ... (11)                1998      10.570  Nov. 2033      1,273       1,268          (173)       1,095
 Rillito B Series .....  (6),(7)            2000      13.000  Dec. 2033      1,044       1,241          (343)         898
 Winter Oaks B bond ...  (6),(10)           1999       7.500  Jul. 2022      2,184       2,133             7        2,140
 Winter Oaks C bond ...  (6),(10)           1999      10.000  Jul. 2022      2,141       1,654           316        1,970
                                                                        ------------ ------------- ------------- ------------
 Subtotal non-participating subordinate bonds ..........................    17,185      16,130           136       16,266
                                                                        ------------ ------------- ------------- ------------
Total investment in mortgage revenue bonds ............................. $ 526,957   $ 467,302      $ 32,888    $ 500,190
                                                                        ============ ============= ============= ============
(1)  These bonds also contain additional interest features contingent on available cash flow.
(2)  One of the original 22 bonds.
(3)  Series B Bonds derived from original 22 bonds.
(4)  These assets were pledged as collateral as of March 31, 2001.
(5)  TE Bond Sub or its subsidiaries own an 87% interest in these investments.
(6)  At March 31, 2001 these bonds were on non-accrual status.
(7)  The  underlying  bonds  are  held  in a  trust;  TE  Bond  Sub  owns an 18%
     subordinate interest in the trust.
(8)  The underlying  bond is held in a trust; TE Bond Sub owns the principal and base interest  trust  certificate  which was pledged as collateral at March
     31, 2001.
(9)  The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(10) Investments held by TE Bond Sub or its subsidiaries.
(11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust
(12) The base interest rate  represents  the permanent base interest rate on the investment as of March 31, 2001.
(13) The  permanent  interest  rate  resets  monthly  based on 90% of the 30 day treasury bill.
(14) The permanent  interest rate resets  annually  based on 80% of the one year treasury  bill.
(15) As of March 31, 2001, $3.0 million of this asset was pledged as collateral.
(16) The underlying bonds are held in a trust; The Company owns a certificate in the trust  which  represents  the  residual  cash  flows  generated  on the underlying bonds.


NOTE 3 - SECURITIZATION TRANSACTIONS

     The Company primarily securitizes mortgage bonds in its portfolio through the Merrill Lynch P-FLOATs(sm) program. Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch in turn, deposits the bonds into a trust, which is created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATs(sm) and RITES(sm), are created for each asset deposited into the trust. The P-FLOATs(sm) are short-term floating rate interests in the trust that have priority on the cash flows of the mortgage bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATs(sm) are sold to qualified third party investors. When the Company sells a bond to Merrill Lynch, the Company receives the proceeds from the sale of the P-FLOATs(sm), less certain transaction costs, and retains the residual interests in the trust, the RITES(sm). When Merrill Lynch buys the bond directly, the Company purchases the RITES(sm). The RITES(sm) are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATs(sm) interest.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that collateralizes the senior interests in the P-FLOATs(sm) trusts.

     For financial reporting purposes, transactions where the Company securitizes a bond through the P-FLOATs(sm) program and subsequently purchases a RITES(sm) interest are accounted for in accordance with FAS 125. Under FAS 125, the accounting for these transactions is partially dependent on certain call provisions granted to the RITES(sm) holder. If the RITES(sm) holder is granted a call provision under the terms of the transaction, then effective control over the transferred assets has not been relinquished and the transaction is accounted for as a borrowing. When the RITES(sm) holder is not granted a call provision and effective control has been relinquished, the transaction is accounted for as a sale and the Company recognizes gains and losses on the sale of its bonds to Merrill Lynch. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding P-FLOATs(sm) and RITES(sm) based upon their relative fair values, in accordance with FAS 125. The Company may also structure transactions whereby Merrill Lynch buys bonds from third parties and the Company subsequently purchases RITES(sm) investments related to the bonds. In this case, the Company may retain the call provision associated with its investment in the RITES(sm) position without requiring borrowing treatment.

         The Company did not securitize any bonds in the first quarter of 2001.

NOTE 4 - OTHER BOND RELATED INVESTMENTS

     At March 31, 2001, the Company's other bond related investments are primarily investments in R RITES(sm). At December 31, 2000, the Company's other bond related investments also included investments in interest rate swaps and total return swaps. In conjunction with the adoption of FAS 133 on January 1, 2001, the Company's investments in interest rate swaps and total return swaps were reclassified to investments in derivative financial instruments (see further discussion in Note 5). The table on the following page provides certain information with respect to the other bond related investments held by the Company at March 31, 2001 and December 31, 2000.

         During the first quarter, the Company did not purchase any RITES(sm) investments.


                                                                    March 31, 2001
                                                ------------------------------------------------------------
                                                  Face      Amortized Unrealized       Fair Value
                                      Year       Amount      Cost    Gain (Loss)  Assets    Liabilities (4)
Other Bond Related Investments:      Acquired     (000s)     (000s)    (000s)      (000s)       (000s)
-------------------------------     ---------   ---------- --------- ----------  ---------  ----------------
Investment in RITES:
    Barrington ............... (1)    2000       $      5   $     4   $      1   $      5      $       -
    Briarwood ................ (1)    1999            135       104        478        582              -
    Charter House ............ (1)    1996             80       231        607        838              -
    Cinnamon Ridge ........... (1)    2000              5       330      1,638      1,968              -
    Fort Branch .............. (1)    2000              8         8        246        254              -
    Indian Lakes ............. (1)    1997          3,195     3,296        725      4,021              -
    LaPaloma ................. (1)    1999              8         8       (438)         -           (430)
    LeMirador (Coleman Senior) (1)    1999            165         4       (255)         -           (251)
    Meridian at Bridgewater .. (1)    1999              5        41        (36)         5              -
    Oklahoma City ............ (1)    1998            195       237     (2,382)         -         (2,145)
    Olde English Manor ....... (1)    1999             76        94       (600)         -           (506)
    Palisades Park ........... (1)    1999            100        91          6         97              -
    Park at Landmark .........        2000              5        18        155        173              -
    Pavilion ................. (1)    1999              5         5       (357)         -           (352)
    Queen Anne IV ............ (1)    1998             65        65        (33)        32              -
    Rancho Mirage/Castle Hills (1)    2000              5         5        256        261              -
    Rillito Village .......... (1)    1999             65        64       (501)         -           (437)
    Riverset Phase I ......... (1)    2000              5     1,074      1,971      3,045              -
    Riverset Phase II ........ (1)    1996             75       152        148        300              -
    Riverview ................ (1)    2000              5         4        108        112              -
    Sienna (Italian Gardens).. (1)    1999            160         -       (253)         -           (253)
    Silver Springs ........... (1)    2000              5        33        486        519              -
    Sonterra ................. (1)    1998              5        32       (688)         -           (656)
    Southgate Crossings ...... (1)    1997             80       482      1,519      2,001              -
    Southwood ................ (1)    1997            430       309     (2,512)         -         (2,203)
    Village at Sun Valley .... (1)    2000              5         5        140        145              -
    Village Green ............ (1)    2000              5        26       (381)         -           (355)
    Woodglen ................. (1)    1999              5        34        (29)         5              -
                                                ---------- --------- ----------  ---------  ----------------
Subtotal investment in RITES                        4,902     6,756         19     14,363         (7,588)
                                                ---------- --------- ----------  ---------  ----------------
Interest rate agreements (2),(5)     Various                      -          -          -              -
                                                           --------- ----------  ---------  ----------------
Investment in total return swaps (3), (5):
    Club West  (3/30/99 - 7/19/02)    1999              -         -          -          -              -
    Willow Key (3/30/99 - 7/19/02)    1999              -         -          -          -              -
                                                ---------- --------- ----------  ---------  ----------------
Total investment in total return swaps                  -         -          -          -              -
                                                ---------- --------- ----------  ---------  ----------------
Total other bond related investments                        $ 6,756       $ 19   $ 14,363       $ (7,588)
                                                           ========= ==========  =========  ================



                                                                    December 31, 2000
                                                -----------------------------------------------------------
                                                  Face      Amortized Unrealized       Fair Value
                                      Year       Amount      Cost     Gain (Loss)  Assets    Liabilities(4)
Other Bond Related Investments:     Acquired     (000s)     (000s)     (000s)      (000s)       (000s)
-------------------------------     ---------   ---------  --------- ----------- ----------- --------------
Investment in RITES:
    Barrington                 (1)    2000       $     5    $      4    $     1     $    5       $       -
    Briarwood                  (1)    1999           135         104        618        722               -
    Charter House              (1)    1996            80         242        684        926               -
    Cinnamon Ridge             (1)    2000             5         330      1,573      1,903               -
    Fort Branch                (1)    2000             8           8        123        131               -
    Indian Lakes               (1)    1997         3,250       3,356        864      4,220               -
    LaPaloma                   (1)    1999             8           8       (263)         -            (255)
    LeMirador (Coleman Senior) (1)    1999           165           4         71         75               -
    Meridian at Bridgewater    (1)    1999             5          44       (181)         -            (137)
    Oklahoma City              (1)    1998           195         239     (2,384)         -          (2,145)
    Olde English Manor         (1)    1999            76          95       (201)         -            (106)
    Palisades Park             (1)    1999           100          92       (276)         -            (184)
    Park at Landmark                  2000             5          20         69         89               -
    Pavilion                   (1)    1999             5           5       (357)         -            (352)
    Queen Anne IV              (1)    1998            65          65       (145)         -             (80)
    Rancho Mirage/Castle Hills (1)    2000             5           5        192        197               -
    Rillito Village            (1)    1999            65          64       (407)         -            (343)
    Riverset Phase I           (1)    2000             5       1,076      1,717      2,793               -
    Riverset Phase II          (1)    1996            75         189         73        262               -
    Riverview                  (1)    2000             5           4          1          5               -
    Sienna (Italian Gardens)   (1)    1999           160           -         30         30               -
    Silver Springs             (1)    2000             5          34        (29)         5               -
    Sonterra                   (1)    1998             5          32       (672)         -            (640)
    Southgate Crossings        (1)    1997            83         501      1,503      2,004               -
    Southwood                  (1)    1997           430         309     (1,561)         -          (1,252)
    Village at Sun Valley      (1)    2000             5           5         70         75               -
    Village Green              (1)    2000             5          26        (16)        10               -
    Woodglen                   (1)    1999             5          35       (243)         -            (208)
                                                --------- ----------- ---------- -----------  --------------
Subtotal investment in RITES                       4,960       6,896        854     13,452          (5,702)
                                                --------- ----------- ---------- -----------  --------------

                                                          ----------- ---------- -----------  --------------
Interest rate agreements (2),(5)     Various                       -    (10,438)         5         (10,443)
                                                          ----------- ---------- -----------  --------------
Investment in total return swaps (3), (5):
    Club West  (3/30/99 - 7/19/02)    1999         7,960           -       (680)         -            (680)
    Willow Key (3/30/99 - 7/19/02)    1999        17,440           -     (1,159)         -          (1,159)
                                                --------- ----------- ---------- -----------  --------------
Total investment in total return swaps            25,400           -     (1,839)         -          (1,839)
                                                --------- ----------- ---------- -----------  --------------
Total other bond related investments                         $ 6,896  $ (11,423)  $ 13,457       $ (17,984)
                                                         ============ ========== ===========  ==============


     (1)  Investment held by TE Bond Sub or its subsidiaries.
     (2) The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
     (3) Face amount represents notional amount of swap agreements and the dates represent the effective date and the termination date of the swap.
     (4) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
     (5) Upon the adoption of FAS 133 on January 1, 2001, the Company's investments in interest rate swaps and total return swaps was reclassified to investments in derivative financial instruments (see
          Note 5 ).


NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     Upon adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps, total return swaps and put option contracts was reclassified from investment in other bond related investments to investment in derivative financial instruments (see further discussion in Note 1). The table on the following page provides certain information with respect to the derivative financial instruments held by the Company at March 31, 2001.

Interest rate swaps

     Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trust created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Historically, the Company has attempted to offset substantially all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate exposure may not have been fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments.

     Under the interest rate swap agreements, the Company is obligated to pay Merrill Lynch Capital Services, Inc. (the "Counterparty") a fixed rate. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains or losses upon the termination of an interest rate swap contract. See further discussion in Note 8 to the Company's 2000 Form 10-K.

Total Return Swaps

     To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch that replicate the total return on a bond or loan financed at a then current market interest rate ("financing rate"). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay Merrill Lynch the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond or loan. The Company held two total return swaps at March 31, 2001.

Put Options

     The Company has occasionally entered into put option agreements with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company receives an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At March 31, 2001, the Company had four put options with Merrill Lynch with a fair value of zero. The Company's aggregate obligation under these put options is $107.3 million at March 31, 2001.


                                                                              March 31, 2001
                                                                  ----------------------------------------
                                                                     Face              Fair Value
                                                      Year          Amount        Assets    Liabilities(3)
Investment in derivative financial instruments (4): Acquired        (000s)        (000s)       (000s)
------------------------------------------------------------      ------------  -----------  -----------
                                                                                -----------  -----------
Interest rate agreements (1) .....................   Various                      $      -    $ (15,556)
                                                                                -----------  -----------
Investment in total return swaps (2):
             Club West  (3/30/99 - 7/19/02) ......    1999             7,960             -         (601)
             Willow Key (3/30/99 - 7/19/02) ......    1999            17,440             -         (985)
                                                                  ------------  -----------  -----------
Total investment in total return swaps .........................      25,400             -       (1,586)
                                                                  ------------  -----------  -----------

Total investment in derivative financial instruments ...........                  $      -    $ (17,142)
                                                                                ===========  ===========

(1) The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(2) Face amount represents notional amount of swap agreements and the dates represent the effective date and the termination date of the swap.
(3) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(4) Upon the adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps and total return swaps was reclassified to investments in derivative financial instruments (see Note 5).

NOTE 6 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed in Note 9 to the Company's 2000 Form 10-K. The following table summarizes loans receivable by loan type at March 31, 2001 and December 31, 2000.


        (000s)
        Loan Type                        March 31, 2001    December 31, 2000
        ---------                        --------------    -----------------
        Taxable construction loans ....... $258,546           $270,481
        Permanent Loans ..................   60,913             39,821
        Taxable loans ....................   24,038             18,416
        Other loans ......................   22,902             21,424
                                           --------           --------
                                            366,399            350,142
        Allowance for loan losses ........     (851)              (851)
                                           --------           ---------
        Total ............................ $365,548           $349,291
                                           ========           ========


NOTE 7 - NOTES PAYABLE

     The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland Financial Holdings, Inc. ("Midland") used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 12 to the Company's 2000 Form 10-K. The following table summarizes notes payable at March 31, 2001 and December 31, 2000.


    (000s)                                       March 31, 2001  December 31, 2000
    ------                                       --------------  -----------------
    Notes payable ..............................    $171,428        $234,830
    Group Trust Warehouse Facility and
     Lines of Credit ...........................      87,180          26,225
    Residential Funding Warehouse Facility .....      54,481          54,481
    Bank Lines of Credit .......................       6,083           8,539
    Other ......................................       4,616           5,084
                                                    --------        --------
    Total ......................................    $323,788        $329,159
                                                    ========        ========


NOTE 8 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     The Company's preferred shareholders' equity in a subsidiary represents two classes of preferred shares issued by TE Bond Sub, Series A and Series B Preferred Shares. The income allocable to the Series A and Series B Preferred Shares is senior to the Company's ownership interest in TE Bond Sub. Therefore, only income from TE Bond Sub available after payment of the cumulative distributions of the Series A and Series B Preferred Shares is allocated to the Company. The following table provides a summary of certain terms of the Series A and Series B Preferred Shares.


                                      Series A                Series B
                                  Preferred Shares        Preferred Shares
                                 ------------------      ------------------
   Issue date ...................   May 27, 1999            June 2, 2000
   Number of shares .............        42                      30
   Par amount per share .........    $2,000,000              $2,000,000
   Dividend rate ................      6.875%                   7.75%
   First remarketing date .......  June 30, 2009          November 1, 2010
   Mandatory tender date ........  June 30, 2009          November 1, 2010
   Redemption date ..............  June 30, 2049            June 30, 2050


     The following table reflects the composition of the Series A and Series B Preferred Shareholders' equity in TE Bond Sub.


                                                Series A           Series B
                                            Preferred Shares   Preferred Shares     Total
                                            ----------------   ----------------   --------
  Balance, December 31, 2000 ...............    $80,060             $57,604       $137,664
  Offering costs adjustment ................       -                     (9)            (9)
  Income allocable to preferred shares .....      1,443               1,163          2,606
  Distributions ............................     (1,443)             (1,163)        (2,606)
                                                -------             -------       --------
  Balance, March 31, 2001 ..................    $80,060             $57,595       $137,655
                                                =======             =======       ========



     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 2 and in footnotes to the Other Bond Related Investments table in Note 4. The fair value of such assets aggregated $450.1 million at March 31, 2001.

NOTE 9 - COMMON SHARE OFFERING

     On February 6, 2001, the Company sold to the public 3.8 million Common Shares at a price of $23.07 per share. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

NOTE 10 - EARNINGS PER SHARE

     The table on the following page reconciles the numerators and denominators in the basic and diluted EPS calculations for common shares for the three months ended March 31, 2001 and 2000.

NOTE 11 - DISTRIBUTIONS

     On April 19, 2001, the Board of Directors declared distributions for the three months ended March 31, 2001 for shareholders of record on April 30, 2001. The payment date is May 11, 2001. The per share distributions are shown on the table on the following page.

NOTE 12 - BUSINESS SEGMENT REPORTING

     In the fourth quarter of 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. A complete description of the Company's reporting segments is described in Note 22 to the Company's 2000 Form 10-K.

     The table on the following page reflects the results of the Company's segments for the three months ended March 31, 2001 and 2000.


                                           Muncipal Mortgage & Equity, LLC
                                       Reconciliation of Basic and Diluted EPS

                                   For the three months ended March 31, 2001         For the three months ended March 31, 2000
                                    Income             Shares        Per Share         Income           Shares         Per Share
                                  (Numerator)       (Denominator)      Amount       (Numerator)      (Denominator)      Amount
                                 ---------------   ----------------  -----------   ---------------  ----------------  ------------
(in thousands, except share
 and per share data)

Basic EPS

Net income (loss) allocable to
 common shares ..................      $ (9,064)        19,970,707      $ (0.45)          $ 7,019        17,426,523        $ 0.40
                                                                     ===========                                      ============
Effect of Dilutive Securities

Options and deferred shares .....             -            461,593                              -           334,713

Convertible preferred shares
 to the extent dilutive .........             -                  -                              -                 -
                                 ---------------   ----------------                ---------------  ----------------

Diluted EPS

Net income (loss) allocable to
 common shares plus assumed
 conversions ....................      $ (9,064)        20,432,300      $ (0.44)          $ 7,019        17,761,236        $ 0.40
                                   ===============   ================  ===========   ===============  ================  ============




                                                                                                      Preferred Capital
                                                   Common             Preferred Shares                Distribution Shares
                                                              --------------------------------  -------------------------------
                                                   Shares         Series I        Series II        Series I        Series II
                                                ------------  ---------------  ---------------  --------------  ---------------
Distributions paid on May 11, 2001 to holders of record on April 30, 2001:
      For the three months ended
      March 31, 2001 (1) .....................    $ 0.4250         $ 10.08           $ 5.00          $ 7.78          $ 1.75


(1)  The distributions for the Series I Preferred and Preferred Capital
     Distribution Shares include a special distribution of $1.48 which represents their pro-rata portion of the proceeds from the sale of a taxable loan secured by the property known as Mountain View.



                                       Municipal Mortgage & Equity, LLC Segment
                                           Reporting for the three months ended
                                           March 31, 2001 and 2000
                                                    (in thousands)

                                    For the three months ended March 31, 2001          For the three months ended March 31, 2000
                                  ------------------------------------------------------------------------------------------------
                                                                          Total                                             Total
INCOME:                           Investing  Operating  Adjustments  Consolidated Investing   Operating  Adjustments  Consolidated
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
Interest on mortgage revenue
 bonds and other bond related
 investments .................... $ 11,342      $ 428          $ -     $ 11,770    $ 9,467       $ 460          $ -       $ 9,927
Interest on loans ...............      481      7,700            -        8,181        304       6,529            -         6,833
Loan origination and brokerage
 fees ...........................        -      2,364         (300)(1)    2,064          -         816         (200)(1)       616
Loan servicing fees                      -      1,632            -        1,632          -       1,487            -         1,487
Interest on short-term
 investments ....................      741        261            -        1,002        657         415            -         1,072
Other income ....................        -      4,813            -        4,813          -       1,310            -         1,310
Net gain on sales ...............        -        166            -          166          -           -            -             -
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
    Total income ................   12,564     17,364         (300)      29,628     10,428      11,017         (200)       21,245
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
EXPENSES:
Salaries and benefits ...........      343      4,102            -        4,445        332       3,000            -         3,332
Professional Fees ...............      217        474            -          691        186         496            -           682
Operating expenses ..............      206      1,325            -        1,531        150         944            -         1,094
Goodwill and other intangibles
 amortization ...................        -        693            -          693          -         358            -           358
Interest expense ................    1,624      6,202            -        7,826        846       5,881            -         6,727
Other-than-temporary
 impairments related to
 investments in mortgage
 revenue bond and other
 bond related investments .......        -      3,256            -        3,256          -           -            -             -
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
    Total expenses ..............    2,390     16,052            -       18,442      1,514      10,679            -        12,193
Net holding losses on trading
 securities .....................   (4,865)         -            -       (4,865)         -           -            -             -
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
Net income before income allocated to preferred shareholders in a subsidiary company, income taxes and cumulative effect
 of accounting change ...........    5,309      1,312         (300)       6,321      8,914         338         (200)        9,052
Income allocable to preferred
 shareholders in a subsidiary
 company ........................    2,606        -            -        2,606      1,444           -            -         1,444
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
Net income before income taxes
 and cumulative effect of
 accounting change ..............    2,703      1,312         (300)       3,715      7,470         338         (200)        7,608
Income taxes ....................        -          3            -            3          -          (9)           -            (9)
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
Net income before cumulative
 effect of accounting change ....    2,703      1,309         (300)       3,712      7,470         347         (200)        7,617
Cumulative effect on prior
 years of change in accounting
 for derivative financial
 instruments ....................  (12,277)         -            -      (12,277)         -           -            -             -
                                  --------- ----------  -----------  ------------ ---------  ----------  -----------  ------------
Net income (loss) ............... $ (9,574)   $ 1,309       $ (300)    $ (8,565)   $ 7,470       $ 347       $ (200)      $ 7,617
                                  ========= ==========  ===========  ===========- -========  ==========  ===========  -===========


Notes:
     (1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

General Business

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing financings.

Results of Operations

     Total income for the three months ended March 31, 2001 increased by approximately $8.4 million over the same period last year due primarily to an increase in collections of interest totaling $3.2 million on bonds, other bond related investments and loans and an increase in loan servicing fees, loan origination and brokerage fees and other income of $5.1 million due primarily to income earned on the assumption of a bond purchase obligation and an increase in equity syndication fees earned.

     Salary and benefits, professional fees and operating expenses for the three months ended March 31, 2001 increased by approximately $1.6 million over the same period last year due primarily to a $1.1 million increase in salary and benefits expense associated with an increase in the number of employees and a $0.4 million increase in operating expenses related to investment acquisition expenses.

     The Company recorded other-than-temporary impairments aggregating $3.3 million on two investments in the first quarter of 2001 (see further discussion in Note 2 to the consolidated financial statements).

     The Company incurred interest expense of $7.8 million for the three months ended March 31, 2001 as a result of interest expense from short-term borrowings associated with taxable construction lending activity of $6.2 million and $1.6 million in interest expense related to securitization transactions accounted for as borrowings.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $2.6 million for the three months ended March 31, 2001 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 8 to the consolidated financial statements).

New Accounting Pronouncement

     During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and measure these instruments at their fair values. Hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. The Company adopted FAS 133 on January 1, 2001.

     The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. Under FAS 133, the Company's investment in total return swaps and put option contracts is recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. The Company also has investments in interest rate swaps that are held to offset the floating interest rate exposure in certain investments. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its interest rate swap investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of these investments is recorded through current income rather than through other comprehensive income.

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 is a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of a change in accounting principle. The Company recognized a decrease in net income of $4.9 million for the three months ended March 31, 2001 due to the change in fair value of its derivative instruments. This change is reflected in net holding losses on trading securities in the statement of income.

     During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the three months ended March 31, 2001. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may over time have a significant impact on the total assets and total liabilities of the Company. In particular, new securitization transactions that would have been accounted for as a sale under FAS 125 may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may continue to be included in investments in mortgage revenue bonds rather than being excluded upon completion of the securitization transaction.

Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per common share and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan included structuring $300 to $375 million in bond related investment transactions in 2001. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae and several pension funds, the Company has expanded its access to capital.

     For the three months ended March 31, 2001, the Company structured $175 million in secondary market investment transactions. Of this amount, $28 million of these transactions were investments retained by the Company. In addition, MuniMae originated $47.2 million of construction loans, $45 million of permanent loans and equity syndications totaling $43.7 million.

February 2001 Common Share Offering

     On February 6, 2001, the Company sold to the public 3.8 million Common Shares at a price of $23.07 per share. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Securitizations

     The Company uses securitizations to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 50% to 60% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet debt of the investing segment plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at March 31, 2001 was approximately 49.9%.

     In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Cash Flow

     At March 31, 2001 the Company had cash and cash equivalents of approximately $36.0 million.

     Cash flow from operating activities was $8.6 million and $7.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash flow for 2001 versus 2000 is due primarily to an increase in income from new investments and an increase in other income attributable to Midland.

     The Company uses CAD as the primary measure of its dividend paying ability. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are several differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The other significant differences are non-cash gains and losses associated with bond valuations and sales, non-cash gains and losses associated with changes in market value of derivative financial instruments, amortization of goodwill and intangibles and capitalization of mortgage servicing rights, net of deferred taxes for GAAP purposes, which are not included in the calculation of CAD.

     The Company is required to distribute to the holders of its Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the three months ended March 31, 2001 and 2000, CAD to common shares was $9.9 million and $7.7 million, respectively. The Company's distribution per common share for the three months ended March 31, 2001 of $0.425 represents a pay out ratio of 91.9%. The Company's distribution per common share for the three months ended March 31, 2000 of $0.4125 represents a pay out ratio of 93.2%.

     Regular cash distribution to shareholders, attributable to the three months ended March 31, 2001 and 2000, were $9.6 million and $7.8 million, respectively.

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

     As a result of the Midland acquisition, in October 1999, the Company restructured its operations into two segments, an operating segment and an investing segment (see Note 12 to the consolidated financial statements). The operating segment, which is directly or indirectly wholly owned by MuniMae, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk.
-------------------------------------------------------------------

     Since December 31, 2000 there has been no material change to the information included in Item 7A of the Company's 2000 Form 10-K.

PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information

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

     10.13 Employment Agreement between the Registrant and William S. Harrison, dated April 9, 2001

   (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended March
     31,2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

    /s/ Mark K. Joseph
By: _____________________________________________
    Mark K. Joseph
    Chairman of the Board, Chief Executive Officer
     (Principal Executive Officer), and Director

    /s/ William S. Harrison
By: ____________________________________________
    William S. Harrison
    Chief Financial Officer (Principal Financial Officer and
     Principal Accounting Officer)


DATED: May 14, 2001





                                INDEX TO EXHIBITS

Exhibit
Number                  Document
--------                ------------------------------------------------------
10.13                   Employment Agreement

                                 Exhibit 10.13

 EMPLOYMENT AGREEMENT
                           (William S. Harrison)


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made this 9th day of March, 2001 by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and William S. Harrison ("Employee").

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

     NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

  1. Employment and Duties.

     Employer agrees to hire Employee, and Employee agrees to be employed by Employer, as Chief Financial Officer of Employer on the terms and conditions provided in this Agreement. Employee shall perform the duties and responsibilities reasonably determined from time to time by the Chief Executive Officer ("CEO") of the Employer consistent with the types of duties and responsibilities typically performed by a person serving as Chief Financial Officer of businesses similar to that of Employer. Employee agrees to devote his best efforts and full time, attention and skill in performing the duties of Chief Financial Officer. Provided that such activity shall not violate any provision of this Agreement (including the non-competition provisions of Section 8 below) or materially interfere with his performance of his duties hereunder, nothing herein shall prohibit Employee (a) from participating in any other business activities approved in advance by the CEO in accordance with any terms and conditions of such approval, such approval not to be unreasonably withheld or delayed, (b) from engaging in charitable, civil, fraternal or trade group activities, or (c) from investing in other entities or business ventures.

  2. Compensation. As compensation for performing the services required by this Agreement, and during the term of this Agreement, Employee shall compensated as follows:

     (a) Base Compensation. Employer shall pay to Employee an annual salary ("Base Compensation") of Two Hundred Twenty-Five Thousand Dollars ($225,000), payable in accordance with the general policies and procedures of the Employer for payment of salaries to executive personnel, but in any event no less frequently than every two weeks, in substantially equal installments, subject to withholding for applicable federal, state and local taxes. Increases in Base Compensation, if any, shall be determined by the Compensation Committee of the Board (the "Compensation Committee") based on the recommendation of the CEO and on periodic reviews of Employee's performance conducted on at least an annual basis, but shall not be less than the percentage increase per year in the Consumer Price Index - All Urban Wage Earners and Clerical Workers. During the term of this Agreement, Employee's annual Base Compensation shall not be less than the initial Base Compensation plus the minimum percentage increases set forth in the previous sentence.

     (b) Incentive Compensation. In addition to Base Compensation, Employee shall be eligible to receive additional compensation ("Incentive Compensation"), pursuant to Employer's Incentive Compensation Plan as adopted or amended from time to time by the Employer. The Incentive Compensation Plan will provide that Employee is eligible to receive an annual cash bonus of up to 100% of Employee's Base Compensation then in effect. The Incentive Compensation Plan will provide that the amount of the bonus will be based on a program determined annually in advance by the Compensation Committee on the recommendation of the CEO. Employee acknowledges that the formula set forth in the Incentive Compensation Plan may vary for each employee who participates therein. Incentive Compensation for any given fiscal year shall be determined no later than 60 days after the end of Employer's fiscal year and paid no later than 75 days after the close of the fiscal year. If Employee shall be employed for only a portion of a fiscal year for which Employee is eligible for Incentive Compensation, the amount of Incentive Compensation payable shall be the amount payable for the full year reduced by the percentage which the number of months (including any partial months) worked bears to twelve (the "Proportionate Share").

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

     (d) Total Compensation Goal. Employer and Employee acknowledge that, providing the Employee achieves yearly performance goals set out by the CEO and Employer achieves targeted performance goals and is otherwise operating in sound financial condition, it is their mutual objective for Employee's total annual compensation (i.e., Base Compensation plus Incentive Compensation plus Long-Term Incentives) to include sufficient Long-Term Incentives to achieve at least $350,000 in 2001 and $400,000 in 2002 (the "Total Compensation Goal"). Achieving this Total Compensation Goal or, in the case of superior performance of both the Employer and Employee, a higher compensation, will be in the discretion of the Compensation Committee and shall be based on Employee's performance and the ability of Employer to pay such amount without adversely impacting Employer's other financial objectives.

     (e) Signing Incentive. In addition to the Total Compensation Goal, Employer shall issue to Employee, as a signing incentive, 5,000 common shares of the Company. The shares shall be issued in three equal installments. The shares shall be issued (i) within five business days of the execution of this Agreement, (ii) on the first anniversary of this Agreement and (iii) on the second anniversary of this Agreement; provided, however, that the second and third installments shall be issued only if Employee is still employed by the Company on the scheduled issuance date.

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

     (b) Tax Benefit Adjustment. If, as a result of any award of Growth Shares to Employee, Employee shall either lose personal income tax deductions, be required to report additional personal taxable income, or be required to pay additional taxes or charges, which deductions, income or taxes would not have been lost, reportable, or payable, as the case may be, had Employee not been awarded such Growth Shares, Employer shall pay Employee a bonus on April 1 of each calendar year equal to all additional taxes or charges Employee is required to pay, attributable to the prior calendar year, which would not have been payable had Employee not been awarded such Growth Shares. This paragraph applies only to share awards and not to the award or exercise of stock options.

  4. Vacation, Sickness and Leaves of Absence.

     Employee shall be entitled to the normal and customary amount of paid vacation provided to officers of Employer, but in no event less than six (6) weeks during each fiscal year. Employee shall provide Employer with reasonable notice of anticipated vacation dates. Any vacation days that are not taken in a given fiscal year shall accrue and carryover from year to year, and, upon any termination of this Agreement for any reason whatsoever, all accrued and unused vacation time will be paid to Employee within 10 days of such termination based on his annual rate of Base Compensation in effect on the date of such termination; provided, however, that no more than 20 days of accrued vacation may be carried over at any time. In addition, Employee shall be entitled to such sick leave and holidays, with pay, as Employer provides to other officers. Unused sick leave shall be carried forward or compensated upon termination of employment. Employee may also be granted leaves of absence with or without pay for such valid and legitimate reasons as the Board on recommendation from the CEO, in its sole and absolute discretion, may determine.

  5. Expenses.

     Employee shall be entitled to receive, within 14 days after he has delivered to the Employer an itemized statement thereof, and after presentation of such invoices or similar records as the Employer may reasonably require, reimbursement for all necessary and reasonable expenses incurred by him in connection with the performance of his duties.

  6. Term.

     The initial term of this Agreement shall be for two (2) years (the "Initial Term"), commencing on the date set forth in the opening paragraph of this Agreement (the "Effective Date"). The term of this Agreement in effect at any given time is herein referred to as the "Term". Any termination of this Agreement shall be subject to Section 7 below.

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

     (b) Termination by Employee. Employee may terminate this Agreement for good reason upon 90 days prior written notice to Employer. In such event, Employee shall be paid his Base Compensation and shall receive all benefits through the date of termination and shall receive his Proportionate Share of Incentive Compensation for the year of termination. Employee shall have "good reason" to terminate his employment if (i) his Base Compensation, as in effect at any given time, shall be reduced without his consent, (ii) Employer shall fail to provide any of the payments or benefits provided for under this Agreement, (iii) Employer shall materially reduce or alter Employee's duties as Chief Financial Officer, (iv) Employer shall require Employee to take any act which would be a violation of federal, state or local criminal law, and (v) Employer shall require Employee to take any act which would not be in the best interests of the Employer and its shareholders.

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

     (c) Severability. Each provision of this Agreement is severable, such that if any part of this Agreement shall be deemed invalid or unenforceable, the balance of this Agreement shall be enforced so as to give effect to the intent of the parties.

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

          If to Employer:

                   Municipal Mortgage & Equity, LLC
                   218 North Charles Street
                   Suite 500
                   Baltimore, Maryland 21201
                   Attention:  Chief Executive Officer

          If to Employee:

                   William S. Harrison
                   10 Chilhowie Court
                   Cockeysville, Maryland 21030


     (g) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

     (h) Prior to the end of the year 2001, Employee agrees to have a full discussion with the Chairman and CEO of Employee regarding the book Leadersnip is an Art, by Max DePree. Should Employee require more time to read said boon, the matter will be extended if necessary after an arbitration process agreed to by the parties.


                            [Signature Page Follows]

     IN WITNESS WHEREOF, and intending to be legally bound, the parties have executed this Agreement as of the date and year first above written.


WITNESS:                                    EMPLOYER:

                                            MUNICIPAL MORTGAGE & EQUITY, LLC


                                    By:     /s/ Mark K. Hoseph
                                            Mark K. Joseph
                                            Chief Executive Officer



                                            EMPLOYEE:


                                            /s/ William S. Harrison
                                            William S. Harrison



May 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:  Municipal Mortgage & Equity, LLC
     File No., 001-11981

Dear Sir or Madam:

On behalf of the above referenced company, enclosed pursuant to Rule 13a-13 under Securities and Exchange Act of 1934 is the Company's Report on Form 10-Q for the three months ended March 31, 2001.

Sincerely,

/s/ William S. Harrison
William S. Harrison
Chief Financial Officer