Form 10-Q
period 2001-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2001-08-14
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2001

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

        Registrant's Telephone Number, Including Area Code:(443) 263-2900


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


The Company had 21,569,431 Common Shares outstanding as of August 10, 2001.

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
                                           (In thousands, except share data)

                                                                                        (unaudited)
                                                                                          June 30,         December 31,
                                                                                            2001               2000
                                                                                      ---------------    ----------------
ASSETS
Cash and cash equivalents ........................................................          $ 28,820            $ 27,504
Interest receivable ..............................................................            10,000               9,978
Investment in mortgage revenue bonds, net(Note 2).................................           519,910             500,190
Investment in other bond related investments(Notes 3 and 4).......................            14,708              13,457
Loans receivable(Note 6)..........................................................           362,209             349,291
Restricted assets ................................................................            30,911              25,212
Other assets .....................................................................            42,162              27,694
Mortgage servicing rights, net ...................................................             7,416               6,876
Property and equipment ...........................................................             1,801               1,012
Goodwill and other intangible assets .............................................            25,825              26,668
                                                                                      ---------------    ----------------
Total assets .....................................................................       $ 1,043,762           $ 987,882
                                                                                      ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable(Note 7).............................................................         $ 301,686           $ 329,159
Accounts payable, accrued expenses and other liabilities .........................            23,840              23,497
Investment in derivative financial instruments(Note 5)............................            15,871                   -
Investment in other bond related investments(Notes 3 and 4).......................             7,063              17,984
Distributions payable ............................................................             2,606               2,606
Short-term debt ..................................................................            29,595              41,290
Long-term debt ...................................................................            81,396              70,899
                                                                                      ---------------    ----------------
Total liabilities ................................................................           462,057             485,435
                                                                                      ---------------    ----------------

Commitments and contingencies ....................................................                 -                   -

Preferred shareholders' equity in a subsidiary company(Note 8)....................           137,655             137,664

Shareholders' equity:
Preferred shares:
    Series I (10,995 and 14,933 shares issued and outstanding, respectively) .....             6,795               9,594
    Series II (3,176 and 7,226 shares issued and outstanding, respectively) ......             2,384               4,868
Preferred capital distribution shares:
    Series I (5,742 and 7,798 shares issued and outstanding, respectively) .......             2,464               3,489
    Series II (1,391 and 3,164 shares issued and outstanding, respectively) ......               419               1,268
Term growth shares (2,000 shares issued and outstanding) .........................               216                 197
Common shares (21,623,761 shares, including 21,607,930 issued, and 15,831 deferred shares at June 30, 2001 and 17,716,576 shares, including
    17,700,745 issued, and 15,831 deferred shares at December 31, 2001) ..........           398,670             328,990
Less common shares held in treasury at cost (59,330 shares and
    60,839 shares, respectively) .................................................              (912)               (944)
Less unearned compensation  - deferred shares ....................................            (4,804)             (4,144)
Accumulated other comprehensive income ...........................................            38,818              21,465
                                                                                      ---------------    ----------------
Total shareholders' equity .......................................................           444,050             364,783
                                                                                      ---------------    ----------------

Total liabilities and shareholders' equity .......................................       $ 1,043,762           $ 987,882
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





                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except share and per share data)
                                                                (unaudited)

                                                                     For the three months ended      For the six months ended
                                                                               June 30,                       June 30,
                                                                    -----------------------------  -----------------------------
                                                                        2001           2000            2001            2000
                                                                    -------------  --------------  --------------  -------------
INCOME:
Interest on mortgage revenue bonds and other bond related
 investments ......................................................     $ 12,209         $ 9,798        $ 23,979       $ 19,725
Interest on loans .................................................        8,768           7,552          16,949         14,385
Loan origination and brokerage fees ...............................        4,453           1,380           6,517          1,996
Loan servicing fees ...............................................        1,729           1,351           3,361          2,838
Interest on short-term investments ................................          693             898           1,695          1,970
Other income ......................................................        1,643             961           6,456          2,271
Net gain on sales .................................................          879              19           1,045             19
                                                                    -------------  --------------  --------------  -------------
Total income ......................................................       30,374          21,959          60,002         43,204
                                                                    -------------  --------------  --------------  -------------
EXPENSES:
Salaries and benefits .............................................        5,030           3,652           9,475          6,984
Professional fees .................................................          913             597           1,604          1,279
Operating expenses ................................................        2,150           1,133           3,681          2,227
Goodwill and other intangibles amortization .......................          628             358           1,321            716
Interest expense ..................................................        7,769           7,173          15,595         13,900
Other-than-temporary impairments related to investments in
 mortgage revenue bonds and other bond related investments                     -               -           3,256              -
                                                                    -------------  --------------  --------------  -------------
Total expenses ....................................................       16,490          12,913          34,932         25,106
Net holding gains (losses) on trading securities ..................        1,272               -          (3,593)             -
                                                                    -------------  --------------  --------------  -------------
Net income before income allocated to preferred shareholders in a subsidiary company, income taxes and cumulative
      effect of accounting change .................................       15,156           9,046          21,477         18,098
Income allocable to preferred shareholders in a subsidiary
 company ..........................................................        2,606           1,818           5,212          3,262
                                                                    -------------  --------------  --------------  -------------
Net income before  income taxes and cumulative effect
      of accounting change ........................................       12,550           7,228          16,265         14,836
Income tax expense ................................................          224             193             227            184
                                                                    -------------  --------------  --------------  -------------
Net income before cumulative effect of accounting change ..........       12,326           7,035          16,038         14,652
Cumulative effect on prior years of change in
      accounting for derivative financial instruments .............            -               -         (12,277)             -
                                                                    -------------  --------------  --------------  -------------
Net income ........................................................     $ 12,326         $ 7,035        $  3,761       $ 14,652
                                                                    =============  ==============  ==============  =============

Net income allocated to:
      Preferred shares:
         Series I .................................................     $    180         $   204        $    344       $    427
                                                                    =============  ==============  ==============  =============
         Series II ................................................           49              84              94            176
                                                                    =============  ==============  ==============  =============
      Preferred capital distribution shares:
         Series I .................................................     $     66         $    82        $    137       $    172
                                                                    =============  ==============  ==============  =============
         Series II ................................................            2              21              13             47
                                                                    =============  ==============  ==============  =============
      Term growth shares ..........................................     $    216         $   165        $    424       $    332
                                                                    =============  ==============  ==============  =============
      Common shares ...............................................     $ 11,813         $ 6,479        $  2,749       $ 13,498
                                                                    =============  ==============  ==============  =============





                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except share and per share data)
                                                                (unaudited)


                                                                   For the three months ended      For the six months ended
                                                                            June 30,                       June 30,
                                                                 -----------------------------  -----------------------------
                                                                     2001           2000            2001            2000
                                                                 -----------------------------  -----------------------------
Basic net income per share:
        Preferred shares:
        Series I ..............................................      $  13.21         $ 13.65         $ 24.11        $ 28.59
                                                                 =============  ==============  ==============  =============
            Weighted average shares outstanding ................       13,635          14,933          14,280         14,933

         Series II .............................................         8.34           11.61           14.42          24.41
                                                                 =============  ==============  ==============  =============
            Weighted average shares outstanding ................        5,891           7,226           6,555          7,226

      Preferred capital distribution shares:
         Series I ..............................................       $ 9.27         $ 10.50         $ 18.37        $ 22.04
                                                                 =============  ==============  ==============  =============
            Weighted average shares outstanding ................        7,120           7,798           7,457          7,798


         Series II .............................................         0.82            6.67            4.59          14.98
                                                                 =============  ==============  ==============  =============
            Weighted average shares outstanding ................        2,579           3,164           2,870          3,164

      Common shares:
      Income before cumulative effect of accounting change .....       $ 0.55          $ 0.37          $ 0.72         $ 0.77
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments .......            -               -           (0.59)             -
                                                                 -------------  --------------  --------------  -------------
      Basic net income per common share ........................       $ 0.55          $ 0.37          $ 0.13         $ 0.77
                                                                 =============  ==============  ==============  =============
      Weighted average common shares outstanding ...............   21,524,016      17,435,385      20,747,361     17,430,954

Diluted net income per share:
      Common shares:
      Income before cumulative effect of accounting change .....       $ 0.54          $ 0.36          $ 0.71         $ 0.76
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments .......            -               -           (0.58)             -
                                                                 -------------  --------------  --------------  -------------
      Diluted net income  per common share .....................       $ 0.54          $ 0.36          $ 0.13         $ 0.76
                                                                 =============  ==============  ==============  =============
      Weighted average common shares outstanding ...............   22,014,990      17,822,075      21,222,890     17,791,655

The accompanying notes are an integral part of these financial statements.





                                            MUNICIPAL MORTGAGE & EQUITY, LLC
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (In thousands) (unaudited)

                                                                For the three months ended     For the six months ended
                                                                          June 30,                     June 30,
                                                                ----------------------------  ----------------------------
                                                                    2001           2000           2001           2000
                                                                -------------  -------------  -------------  -------------
Net income                                                          $ 12,326        $ 7,035        $ 3,761       $ 14,652
                                                                -------------  -------------  -------------  -------------

Other comprehensive income:
  Unrealized gains on investments:
    Unrealized holding gains arising during the period                 1,364          5,286          5,126          2,899
    Reclassification adjustment for losses
       included in net income                                              -              -         12,227              -
                                                                -------------  -------------  -------------  -------------
Other comprehensive income:                                            1,364          5,286         17,353          2,899
                                                                -------------  -------------  -------------  -------------

Comprehensive income                                                $ 13,690       $ 12,321       $ 21,114       $ 17,551
                                                                =============  =============  =============  =============

The accompanying notes are an integral part of these financial statements.





                                        MUNICIPAL MORTGAGE & EQUITY, LLC
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                   (unaudited)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                               ---------------------------------
                                                                                    2001             2000
                                                                               ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................     $   3,761        $   14,652
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company ........         5,212             3,262
    Cumulative effect of  accounting change ...................................        12,277                 -
    Net holding losses on trading securities ..................................         3,593                 -
    Other-than-temporary impairments related to investments in
      mortgage revenue bonds ..................................................         3,256                 -
    Decrease in valuation allowance on parity working capital loans ...........           (21)                -
    Net gain on sales .........................................................        (1,045)              (19)
    Net amortization of premiums, discounts and fees on investments ...........           155               154
    Depreciation and amortization .............................................         1,442               806
    Deferred share compensation expense .......................................           738               501
    Deferred shares issued under the Non-Employee Directors' Share Plans ......             -                67
    Director fees paid and share awards made by reissuance of treasury shares..             -                 9
    Increase in interest receivable ...........................................           (22)             (506)
    (Increase) decrease in other assets .......................................           726               (90)
    Increase in accounts payable, accrued expenses and other liabilities ......           312               109
                                                                               ---------------  ----------------
Net cash provided by operating activities .....................................        30,384            18,945
                                                                               ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments,
    loan originations and other investments ...................................      (243,359)         (200,202)
Principal payments received ...................................................       192,369            84,542
Net proceeds from sales of investments ........................................         5,000            12,538
Purchases of property and equipment ...........................................          (911)             (112)
Net reduction (investment) in restricted assets ...............................        (5,699)            6,307
                                                                               ---------------  ----------------
Net cash used in investing activities .........................................       (52,600)          (96,927)
                                                                               ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities .............................................       284,125           200,516
Repayment of credit facilities ................................................      (311,598)         (132,053)
Repayment of short-term debt ..................................................       (11,695)                -
Proceeds from long-term debt ..................................................        10,703                 -
Repayment of long-term debt ...................................................          (206)                -
Issuance of common shares .....................................................        82,645                 -
Issuance of preferred shares in a subsidiary company ..........................             -            57,616
Redemption of preferred shares ................................................        (7,168)                -
Proceeds from stock options exercised .........................................           905                 -
Distributions .................................................................       (18,967)          (17,638)
Distributions to preferred shares in a subsidiary company .....................        (5,212)           (2,987)
                                                                               ---------------  ----------------
Net cash provided by financing activities .....................................        23,532          105,454
                                                                               ---------------  ----------------
Net increase in cash and cash equivalents .....................................         1,316            27,472
Cash and cash equivalents at beginning of period ..............................        27,504            54,417
                                                                               ---------------  ----------------
Cash and cash equivalents at end of period ....................................     $  28,820        $   81,889
                                                                               ===============  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid .................................................................     $  17,740        $   13,232
                                                                               ===============  ================
Income taxes paid .............................................................     $     316        $      316
                                                                               ===============  ================
DISCLOSURE OF NON-CASH ACTIVITIES:
Investment in a partnership under a note payable obligation ...................     $       -        $      500
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




                                                  MUNICIPAL MORTGAGE & EQUITY, LLC
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (In thousands, except share data) (unaudited)



                                           Preferred Capital                                                Accumulate
                        Preferred Shares  Distribution Shares   Term                                          Other
                      ------------------- -------------------  Growth       Common   Treasury   Unearned  Comprehensive
                      Series I  Series II Series I  Series II  Shares       Shares    Shares  Compensation    Income        Total
                      --------- --------- --------- --------- ---------   ---------- -------- ------------ ------------  ----------
Balance,
 January 1, 2001 ..... $ 9,594   $ 4,868   $ 3,489   $ 1,268     $ 197    $ 328,990   $ (944)  $ (4,144)    $ 21,465     $ 364,783
 Net income                344        94       137        13       424        2,749        -          -            -         3,761
 Unrealized gains on
  investments, net of
  reclassifications ..       -         -         -         -         -            -        -          -       17,353        17,353
 Distributions .......    (345)   (1,028)     (138)     (429)     (405)     (16,622)       -          -            -       (18,967)
 Redemption of
  preferred
  shares(Note 9) .....  (2,798)   (1,550)   (1,024)     (433)        -       (1,363)       -          -            -        (7,168)
 Reissuance of
  treasury shares ....       -         -         -         -         -          (32)      32          -            -             -
 Options exercised ...       -         -         -         -         -          905        -          -            -           905
 Issuance of common
  shares .............       -         -         -         -         -       82,645        -          -            -        82,645
 Deferred share
  grants .............       -         -         -         -         -        1,398        -     (1,398)           -             -
 Amortization
  of deferred
  compensation .......       -         -         -         -         -            -        -        738            -           738
                      --------- --------- --------- --------- ---------   ---------- -------- ------------ ------------  ----------
 Balance,
 June 30, 2001 ....... $ 6,795   $ 2,384   $ 2,464     $ 419     $ 216    $ 398,670   $ (912)  $ (4,804)    $ 38,818     $ 444,050
                      ========= ========= ========= ========= =========   ========== ======== ============ ============  ==========

                                           Preferred Capital
                       Preferred Shares   Distribution Shares   Term
                      ------------------- -------------------  Growth      Common    Treasury
 SHARE ACTIVITY:      Series I  Series II  Series I Series II  Shares      Shares     Shares
                      --------- --------- --------- --------- --------- ------------ --------
Balance,
 January 1, 2001 .....  14,933     7,226     7,798     3,164     2,000   17,655,737   60,839
 Redemption of
  preferred
  shares(Note 9) .....  (3,938)   (4,050)   (2,056)   (1,773)        -            -        -
 Reissuance of
  treasury shares ....       -         -         -         -         -        1,509   (1,509)
 Options exercised ...       -         -         -         -         -       53,000        -
 Issuance of common
  shares .............       -         -         -         -         -    3,800,000        -
 Issuance of common
  shares under
  employee share
  incentive plans ....       -         -         -         -         -       54,185        -
                      --------- --------- --------- --------- --------- ------------ --------
Balance,
 June 30, 2001 .......  10,995     3,176     5,742     1,391     2,000   21,564,431   59,330
                      ========= ========= ========= ========= ========= ============ ========


The accompanying notes are an integral part of these financial statements.


                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the ("Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing financings. A significant portion of the Company's investments are mortgage revenue bonds, or interests in mortgage revenue bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. As a result, interest income from these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. The Company also originates, invests in and services investments related to multifamily housing financings that are not mortgage revenue bonds. These investments generate taxable rather than tax-exempt income.


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


New Accounting Pronouncements

     During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its interest rate swap investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of derivatives are recorded through current income rather than through other comprehensive income. The Company adopted FAS 133 on January 1, 2001.

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

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of a change in accounting principle. The Company recognized an increase (decrease) in net income of $1.3 million and ($3.6) million for the three and six months ended June 30, 2001, respectively, due to the change in fair value of its derivative instruments. This change is reflected in net holding gains (losses) on trading securities in the statement of income.

     During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the three months ended June 30, 2001. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may over time have a significant impact on the total assets and total liabilities of the Company. In particular, new securitization transactions that would have been accounted for as a sale under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("FAS 125") may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may continue to be included in investments in mortgage revenue bonds rather than being excluded upon completion of the securitization transaction.

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. Under FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of FAS 141 and FAS 142 and assessing the impact of adoption.

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

     The table on pages 11 and 12 provides certain information with respect to the bonds held by the Company at June 30, 2001 and December 31, 2000.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the term debt financing completed in March 1999. At June 30, 2001 the total carrying amount of the mortgage revenue bonds pledged as collateral was $371.8 million. The Company also purchased other investments, which it has pledged as additional collateral for the senior interests in certain P-FLOATs(sm) trusts. These assets, totaling $8.0 million at June 30, 2001, are included in restricted assets on the balance sheet.



                                                                                                  June 30, 2001
                                                                            ------------------------------------------------------
                                                         Base                  Face         Amortized     Unrealized       Fair
Investment in Mortgage                        Year     Interest    Maturity   Amount          Cost        Gain (Loss)      Value
Revenue Bonds                               Acquired   Rate (12)      Date     (000s)         (000s)         (000s)         (000s)
-----------------------------              ---------- ----------  --------- ------------ -------------- --------------  ----------
Participating Bonds (1):
     Alban Place           (2),(4),(5)       1986         7.875   Oct. 2008    $ 10,065       $ 10,065       $ 944       $ 11,009
     Arlington             (10)              2000         8.100   Jan. 2031      12,625         12,562         189         12,751
     Cobblestone           (4),(10)          1999         7.125   Aug. 2039       6,800          6,732        (272)         6,460
     Cool Springs          (10)              2000         7.750   Aug. 2030      14,472         14,313         304         14,617
     Creekside Village     (2),(4),(5),(6)   1987         7.500   Nov. 2009      11,760          7,396         638          8,034
     Crossings             (4),(8)           1997         8.000   Jul. 2007       6,801          6,709         476          7,185
     Emerald Hills         (2),(4),(5)       1988         7.750   Apr. 2008       6,725          6,725       1,823          8,548
     Jefferson Commons     (4),(10)          2000         8.200   Jan. 2031      19,873         19,574       1,044         20,618
     Lakeview Garden       (2),(4),(5),(6)   1987         7.750   Aug. 2007       9,003          4,918         964          5,882
     Newport On Seven      (2),(4),(5),(6)   1986         8.125   Aug. 2008      10,125          7,898       2,947         10,845
     North Pointe          (2),(4),(6)       1986         7.875   Aug. 2006      25,185         12,739       9,750         22,489
     Northridge Park       (2),(4),(5)       1987         7.500   Jun. 2012       8,815          8,815         804          9,619
     Stone Mountain        (4),(8),(10)      1997         7.875   Oct. 2027           -              -           -              -
     Timber Ridge          (4),(10)          2000         7.950   Jan. 2036       5,215          5,119          44          5,163
     Villas at LaRiveria   (4),(10)          1999         7.125   Jun. 2034       8,850          8,744         150          8,894
                                                                             ------------ -------------- -----------  ------------

     Subtotal participating bonds                                               156,314        132,309      19,805        152,114
                                                                             ------------ -------------- -----------  ------------

Non-Participating Bonds:
     Baytown               (10)              2000         7.750   Jun. 2030       5,000          4,950        (200)         4,750
     Bedford Park          (9)               2000         8.000   Nov. 2032       9,325          9,232         188          9,420
     Buchanan Bay          (4)               2001         5.830   Dec. 2031      10,725          9,098         876          9,974
     Charter House                           1996         7.450   Jul. 2026          25             25          (3)            22
     Cielo Vista           (4),(10)          1999         7.125   Sep. 2034       9,480          9,408        (686)         8,722
     Country Club          (10)              1999         7.250   Aug. 2029       2,478          2,448        (118)         2,330
     Delta Village         (4),(10)          1999         7.125   Jun. 2035       2,011          1,976         (85)         1,891
     Elmbrook-Golden       (10)              2000         7.800   May. 2035       2,799          2,745          (2)         2,743
     Gannon - Cedar Run    (4),(10)          1998         7.125   Dec. 2025      13,200         13,238          94         13,332
     Gannon - Dade         (9)               1998         7.125   Dec. 2029      54,948         55,226         219         55,445
     Gannon -
      Whispering Palms     (9)               1998         7.125   Dec. 2029      12,603         12,663        (134)        12,529
     Gannon Bond           (4),(10)          1998         7.125   Dec. 2029       3,500          3,500          35          3,535
     Hidden Valley         (4),(10)          1996         8.250   Jan. 2026       1,630          1,630          16          1,646
     Hunter's Glen         (4)               2001         6.350   Dec. 2029      10,740          9,111       1,629         10,740
     Honey Creek           (9)               2000         7.625   Jul. 2035      20,485         20,277      (1,021)        19,256
     Lake Piedmont         (4),(6),(10)      1998         7.725   Apr. 2034      19,118         18,016      (4,633)        13,383
     Mountain View
      (Willowgreen)        (2),(4),(6)       2000         8.000   Dec. 2010       9,275          6,769       2,726          9,495
     Oakbrook              (4),(10)          1996         8.200   Jul. 2026       3,085          3,114         (29)         3,085
     Oakmont/Towne Oaks    (4),(10)          1998         7.200   Jan. 2034      11,229         11,207        (764)        10,443
     Orangevale            (4),(10)          1998         7.000   Oct. 2013       2,271          2,271         (57)         2,214
     Paola                 (10)              1999         7.250   Aug. 2029       1,045          1,032         (71)           961
     Parkwood              (4),(10)          1999         7.125   Jun. 2035       3,910          3,841         836          4,677
     Riverset Phase II                       1996         9.500   Oct. 2019         110            105           8            113
     Sahuarita             (4),(10)          1999         7.125   Jun. 2029       2,115          2,104        (158)         1,946
     Santa Fe Springs      (4)               2000       (14)      Jun. 2025      11,700         11,455        (925)        10,530
     Shadowbrook           (4),(10)          1999         6.850   Jun. 2029       5,780          5,767        (334)         5,433
     Southwinds            (4),(10)          2000         8.000   Sept 2030      4,350          4,263          44          4,307
     Stone Mountain        (4),(8),(10)      1997         7.875   Oct. 2027      33,900         34,071          (1)        34,070
     Torries Chase         (4),(10)          1996         8.150   Jan. 2026       2,000          2,000          60          2,060
     University Courtyard  (4),(10)          2000         7.250   Mar. 2040       9,850          9,749        (194)         9,555
     Villa Hialeah -
      refunded             (4), (5)          1999         6.000   Aug. 2019      10,250          8,005       1,323          9,328
     Western Hills         (4),(10)          1998         7.000   Dec. 2029       3,027          3,027        (228)         2,799
     Wheeler Creek         (4),(10)          1998       (13)      Jan. 2003      10,489         10,377         216         10,593
     Woodmark              (4),(10)          1999         7.125   Jun. 2039      10,200         10,072         128         10,200
                                                                             ------------ -------------- -----------  ------------
     Subtotal non-participating bonds                                           312,653        302,772      (1,245)       301,527
                                                                             ------------ -------------- -----------  ------------





                                                                                                 December 31, 2000
                                                                             -----------------------------------------------------
                                                         Base                   Face        Amortized      nrealized       Fair
Investment in Mortgage                        Year     Interest    Maturity    Amount          Cost        Gain (Loss)     Value
Revenue Bonds                               Acquired   Rate (12)      Date     (000s)         (000s)         (000s)        (000s)
-----------------------------              ---------- ----------  ---------  ------------ -------------- -------------- ----------
Participating Bonds (1):
     Alban Place           (2),(4),(5)       1986         7.875   Oct. 2008    $ 10,065       $ 10,065        $ 68       $ 10,133
     Arlington             (10)              2000         8.100   Jan. 2031      12,625         12,562          63         12,625
     Cobblestone           (4),(10)          1999         7.125   Aug. 2039       6,800          6,732         102          6,834
     Cool Springs          (10)              2000         7.750   Aug. 2030      14,472         14,313          87         14,400
     Creekside Village     (2),(4),(5),(6)   1987         7.500   Nov. 2009      11,760          7,396         501          7,897
     Crossings             (4),(8)           1997         8.000   Jul. 2007       6,838          6,746         494          7,240
     Emerald Hills         (2),(4),(5)       1988         7.750   Apr. 2008       6,725          6,725       2,027          8,752
     Jefferson Commons     (4),(10)          2000         8.200   Jan. 2031      19,900         19,602         298         19,900
     Lakeview Garden       (2),(4),(5),(6)   1987         7.750   Aug. 2007       9,003          4,918       1,066          5,984
     Newport On Seven      (2),(4),(5),(6)   1986         8.125   Aug. 2008      10,125          7,898       2,889         10,787
     North Pointe          (2),(4),(6)       1986         7.875   Aug. 2006      25,185         12,739       8,918         21,657
     Northridge Park       (2),(4),(5)       1987         7.500   Jun. 2012       8,815          8,815       1,125          9,940
     Stone Mountain        (4),(8),(10)      1997         7.875   Oct. 2027      33,900         34,080         (10)        34,070
     Timber Ridge          (4),(10)          2000         7.950   Jan. 2036       5,215          5,119          96          5,215
     Villas at LaRiveria   (4),(10)          1999         7.125   Jun. 2034       8,850          8,744         150          8,894
                                                                             ------------ -------------- ----------- --------------
     Subtotal participating bonds                                               190,278        166,454      17,874        184,328
                                                                             ------------ -------------- ----------- --------------

Non-Participating Bonds:
     Baytown               (10)              2000         7.750   Jun. 2030       5,000          4,950        (100)         4,850
     Bedford Park          (9)               2000         8.000   Nov. 2032       9,325          9,232        (274)         8,958
     Buchanan Bay          (4)               2001         5.830   Dec. 2031           -              -           -              -
     Charter House                           1996         7.450   Jul. 2026          25             25           -             25
     Cielo Vista           (4),(10)          1999         7.125   Sep. 2034       9,500          9,427         (22)         9,405
     Country Club          (10)              1999         7.250   Aug. 2029       2,485          2,454         (93)         2,361
     Delta Village         (4),(10)          1999         7.125   Jun. 2035       2,011          1,976         (85)         1,891
     Elmbrook-Golden       (10)              2000         7.800   May. 2035       2,800          2,746          (2)         2,744
     Gannon - Cedar Run    (4),(10)          1998         7.125   Dec. 2025      13,200         13,238        (302)        12,936
     Gannon - Dade         (9)               1998         7.125   Dec. 2029      54,999         55,277      (1,137)        54,140
     Gannon -
      Whispering Palms     (9)               1998         7.125   Dec. 2029      12,676         12,737        (362)        12,375
     Gannon Bond           (4),(10)          1998         7.125   Dec. 2029       3,500          3,500         (53)         3,447
     Hidden Valley         (4),(10)          1996         8.250   Jan. 2026       1,640          1,640          16          1,656
     Hunter's Glen         (4)               2001         6.350   Dec. 2029           -              -           -              -
     Honey Creek           (9)               2000         7.625   Jul. 2035      20,485         20,277        (509)        19,768
     Lake Piedmont         (4),(6),(10)      1998         7.725   Apr. 2034      19,118         18,016      (4,439)        13,577
     Mountain View
      (Willowgreen)        (2),(4),(6)       2000         8.000   Dec. 2010       9,275          6,769       2,598          9,367
     Oakbrook              (4),(10)          1996         8.200   Jul. 2026       3,105          3,134          95          3,229
     Oakmont/Towne Oaks    (4),(10)          1998         7.200   Jan. 2034      11,249         11,227        (203)        11,024
     Orangevale            (4),(10)          1998         7.000   Oct. 2013       2,328          2,328         (58)         2,270
     Paola                 (10)              1999         7.250   Aug. 2029       1,048          1,035         (71)           964
     Parkwood              (4),(10)          1999         7.125   Jun. 2035       3,910          3,842         604          4,446
     Riverset Phase II                       1996         9.500   Oct. 2019         110            105           8            113
     Sahuarita             (4),(10)          1999         7.125   Jun. 2029       2,120          2,108        (200)         1,908
     Santa Fe Springs      (4)               2000         (14)    Jun. 2025      15,100         11,455        (281)        11,174
     Shadowbrook           (4),(10)          1999         6.850   Jun. 2029       5,780          5,767          13          5,780
     Southwinds            (4),(10)          2000         8.000   Sept 2030      4,350          4,263          43          4,306
     Stone Mountain        (4),(8),(10)      1997         7.875   Oct. 2027           -              -           -              -
     Torries Chase         (4),(10)          1996         8.150   Jan. 2026       2,010          2,010          60          2,070
     University Courtyard  (4),(10)          2000         7.250   Mar. 2040       9,850          9,749         (47)         9,702
     Villa Hialeah -
      refunded             (4), (5)          1999         6.000   Aug. 2019      10,250          8,005       1,630          9,635
     Western Hills         (4),(10)          1998         7.000   Dec. 2029       3,033          3,033        (227)         2,806
     Wheeler Creek         (4),(10)          1998         (13)    Jan. 2003       8,633          8,521        (350)         8,171
     Woodmark              (4),(10)          1999         7.125   Jun. 2039      10,200         10,072        (229)         9,843
                                                                             ------------ -------------- ----------- -------------
     Subtotal non-participating bonds                                           259,115        248,918      (3,977)       244,941
                                                                             ------------ -------------- ----------- -------------




                                                                                                    June 30, 2000
                                                                             --------------------------------------- -------------
                                                         Base                   Face        Amortized     nrealized       Fair
Investment in Mortgage                        Year     Interest    Maturity    Amount          Cost      Gain (Loss)     Value
Revenue Bonds                               Acquired   Rate (12)      Date     (000s)         (000s)        (000s)        (000s)
-----------------------------              ---------- ----------  ---------  ------------ -------------- ----------- -------------
Participating Subordinate Bonds (1):
     Barkley Place         (3),(4),(6),(10)  1995        16.000   Jan. 2030       3,480          2,445       3,438          5,883
     Gilman Meadows        (3),(4),(6),(10)  1995         3.000   Jan. 2030       2,875          2,530       2,364          4,894
     Hamilton Chase        (3),(4),(6),(10)  1995         3.000   Jan. 2030       6,250          4,140        (515)         3,625
     Mallard Cove I        (3),(4),(6),(10)  1995         3.000   Jan. 2030       1,670            798         331          1,129
     Mallard Cove II       (3),(4),(6),(10)  1995         3.000   Jan. 2030       3,750          2,429         832          3,261
     Meadows               (3),(4),(6),(10)  1995        16.000   Jan. 2030       3,635          3,716         279          3,995
     Montclair             (3),(4),(6),(10)  1995         3.000   Jan. 2030       6,840          1,691       1,760          3,451
     Newport Village       (3),(4),(6),(10)  1995         3.000   Jan. 2030       4,175          2,973       2,174          5,147
     Nicollet Ridge        (3),(4),(6),(10)  1995         3.000   Jan. 2030      12,415          6,075       3,209          9,284
     Riverset Phase II     (6)               1996        10.000   Oct. 2019       1,489              -       1,948          1,948
     Steeplechase          (3),(4),(6),(10)  1995        16.000   Jan. 2030       5,300          4,224        (539)         3,685
     Whispering Lake       (3),(4),(6),(10)  1995         3.000   Jan. 2030       8,500          4,779       3,929          8,708
                                                                            ------------- -------------- ----------- -------------
     Subtotal participating subordinate bonds                                    60,379         35,800      19,210         55,010
                                                                            ------------- -------------- ----------- -------------

Non-Participating Subordinate Bonds:
     CapReit B                               2000        11.000   Sept 2005          -              -           -              -
     Cinnamon Ridge        (6)               1999         5.000   Jan. 2015       1,832          1,218          28          1,246
     Farmington Meadows    (10)              1999         8.000   Aug. 2039       1,987          1,943          45          1,988
     Independence Ridge    (10)              1996        12.500   Dec. 2015       1,045          1,045         105          1,150
     Locarno               (10)              1996        12.500   Dec. 2015         675            675          41            716
     Olde English Manor    (11)              1998        10.570   Nov. 2033       1,273          1,268        (160)         1,108
     Rillito B Series      (6),(7)           2000        13.000   Dec. 2033       1,044          1,241        (343)           898
     Winter Oaks B bond    (6),(10)          1999         7.500   Jul. 2022       2,184          2,133          29          2,162
     Winter Oaks C bond    (6),(10)          1999        10.000   Jul. 2022       2,141          1,654         337          1,991
                                                                            ------------- -------------- -----------  ------------
     Subtotal non-participating subordinate bonds                                12,181         11,177          82         11,259
                                                                            ------------- -------------- -----------  ------------
Total investment in mortgage revenue bonds                                    $ 541,527      $ 482,058    $ 37,852      $ 519,910
                                                                            ============= ============== ===========  ============





                                                                                                 December 31, 2000
                                                                             --------------------------------------- -------------
                                                         Base                   Face        Amortized     nrealized       Fair
Investment in Mortgage                        Year     Interest    Maturity    Amount          Cost      Gain (Loss)     Value
Revenue Bonds                               Acquired   Rate (12)      Date     (000s)         (000s)        (000s)        (000s)
-----------------------------              ---------- ----------  ---------  ------------ -------------- ----------- -------------
Participating Subordinate Bonds (1):
     Barkley Place         (3),(4),(6),(10)  1995        16.000   Jan. 2030       3,480          2,445       3,407          5,852
     Gilman Meadows        (3),(4),(6),(10)  1995         3.000   Jan. 2030       2,875          2,530       2,221          4,751
     Hamilton Chase        (3),(4),(6),(10)  1995         3.000   Jan. 2030       6,250          4,140        (468)         3,672
     Mallard Cove I        (3),(4),(6),(10)  1995         3.000   Jan. 2030       1,670            798         309          1,107
     Mallard Cove II       (3),(4),(6),(10)  1995         3.000   Jan. 2030       3,750          2,429         758          3,187
     Meadows               (3),(4),(6),(10)  1995        16.000   Jan. 2030       3,635          3,716         276          3,992
     Montclair             (3),(4),(6),(10)  1995         3.000   Jan. 2030       6,840          1,691       1,958          3,649
     Newport Village       (3),(4),(6),(10)  1995         3.000   Jan. 2030       4,175          2,973       2,016          4,989
     Nicollet Ridge        (3),(4),(6),(10)  1995         3.000   Jan. 2030      12,415          6,075       3,267          9,342
     Riverset Phase II     (6)               1996        10.000   Oct. 2019       1,489              -       1,863          1,863
     Steeplechase          (3),(4),(6),(10)  1995        16.000   Jan. 2030       5,300          4,224        (591)         3,633
     Whispering Lake       (3),(4),(6),(10)  1995         3.000   Jan. 2030       8,500          4,779       3,839          8,618
                                                                             ------------ -------------- ----------- -------------
     Subtotal participating subordinate bonds                                    60,379         35,800      18,855         54,655
                                                                             ------------ -------------- ----------- -------------
Non-Participating Subordinate Bonds:
     CapReit B                               2000        11.000   Sept 2005      5,000          4,950         100          5,050
     Cinnamon Ridge        (6)               1999         5.000   Jan. 2015       1,832          1,218          28          1,246
     Farmington Meadows    (10)              1999         8.000   Aug. 2039       1,991          1,946          55          2,001
     Independence Ridge    (10)              1996        12.500   Dec. 2015       1,045          1,045         105          1,150
     Locarno               (10)              1996        12.500   Dec. 2015         675            675          41            716
     Olde English Manor    (11)              1998        10.570   Nov. 2033       1,273          1,268        (173)         1,095
     Rillito B Series      (6),(7)           2000        13.000   Dec. 2033       1,044          1,241        (343)           898
     Winter Oaks B bond    (6),(10)          1999         7.500   Jul. 2022       2,184          2,133           7          2,140
     Winter Oaks C bond    (6),(10)          1999        10.000   Jul. 2022       2,141          1,654         316          1,970
                                                                             ------------ -------------- ----------- -------------
     Subtotal non-participating subordinate bonds                                17,185         16,130         136         16,266
                                                                             ------------ -------------- ----------- -------------
Total investment in mortgage revenue bonds                                      526,957      $ 467,302    $ 32,888      $ 500,190
                                                                             -=========== ============== =========== =============




(1) These bonds also contain additional interest features contingent on available cash flow.
(2) One of the original 22 bonds.
(3) Series B Bonds derived from original 22 bonds.
(4) These assets were pledged as collateral as of June 30, 2001.
(5) TE Bond Sub or its subsidiaries own an 87% interest in these investments.
(6) At June 30, 2001 these bonds were on non-accrual status.
(7) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.
(8) The Stone Mountain bond was reissued on April 2001. Prior to the reissuance the bond was participating. Following the transaction, the new reissued bond is non-participating.
(9) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(10)Investments held by TE Bond Sub or its subsidiaries.
(11)The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
(12)The base interest rate represents the permanent base interest rate on the investment as of June 30, 2001.
(13)The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.
(14)The interest rate on the Santa Fe bond will reset in May 2002. At that time the bond will be remarketed at par or a rate not exceeding a rate that will allow the property to perform at a 1.05 debt service coverage on the bond.

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

     For financial reporting purposes, transactions where the Company securitizes a bond through the P-FLOATs(sm) program and subsequently purchases a RITES(sm) interest are accounted for in accordance with FAS 140. Under FAS 140, the accounting for these transactions is partially dependent on certain call provisions granted to the RITES(sm) holder. If the RITES(sm) holder is granted a call provision under the terms of the transaction, then effective control over the transferred assets has not been relinquished and the transaction is accounted for as a borrowing. When the RITES(sm) holder is not granted a call provision and effective control has been relinquished, the transaction is accounted for as a sale and the Company recognizes gains and losses on the sale of its bonds to Merrill Lynch. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding P-FLOATs(sm) and RITES(sm) based upon their relative fair values, in accordance with FAS 140. The Company may also structure transactions whereby Merrill Lynch buys bonds from third parties and the Company subsequently purchases RITES(sm) investments related to the bonds. In this case, the Company may retain the call provision associated with its investment in the RITES(sm) position without requiring borrowing treatment.

     The Company did not securitize any bonds in the second quarter of 2001.

NOTE 4 - OTHER BOND RELATED INVESTMENTS

     At June 30, 2001, the Company's other bond related investments are primarily investments in RITES(sm). At December 31, 2000, the Company's other bond related investments also included investments in interest rate swaps and total return swaps. In conjunction with the adoption of FAS 133 on January 1, 2001, the Company's investments in interest rate swaps and total return swaps were reclassified to investments in derivative financial instruments (see further discussion in Note 5). The table on page 15 provides certain information with respect to the other bond related investments held by the Company at June 30, 2001 and December 31, 2000.

     During the second quarter of 2001, the Company purchased one RITES(sm) interest with a par value of $5,000 for $31,000.

RITES(sm) Valuation Analysis

     The fair value of a RITES(sm) investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATs(sm) face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company's RITES investments. In addition, the RITES(sm) investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

     At June 30, 2001, a 10% and 20% adverse change in the discount rate used to estimate the fair value of the Company's RITES(sm) would have the following impact:

    (000s)                                                    RITES(sm)
    Fair value of retained interests                                $7,645
    Residual cash flows discount rate (annual rate)            5.0% - 8.6%
    Impact on fair value of 10% adverse change                     $19,726
    Impact on fair value of 20% adverse change                     $37,618

     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.




                                                               ---------------------------------------------------------------
                                                                 Face     Amortized   Unrealized            Fair Value
                                                  Year          Amount      Cost      Gain (Loss)     Assets    Liabilities(4)
Other Bond Related Investments:                 Acquired        (000s)     (000s)       (000s)        (000s)       (000s)
-----------------------------------------      ------------    --------- ----------  ------------  ------------ --------------
Investment in RITES:
     Barrington                           (1)     2000          $    5    $     5      $   273       $   278       $      -
     Briarwood                            (1)     1999             135        104          467           571              -
     Charter House                        (1)     1996              80        221          736           957              -
     Cinnamon Ridge                       (1)     2000               5        329        1,574         1,903              -
     Fort Branch                          (1)     2000               8          8          370           378              -
     Indian Lakes                         (1)     1997           3,195      3,290          772         4,062              -
     LaPaloma                             (1)     1999               8          8         (438)            -           (430)
     LeMirador (Coleman Senior)           (1)     1999             165          4          141           145              -
     Meridian at Bridgewater              (1)     1999               5         40          (35)            5              -
     Museum Towers                                2001               5          5          105           110              -
     Oklahoma City                        (1)     1998             195        236       (2,771)            -         (2,535)
     Olde English Manor                   (1)     1999              76         94         (418)            -           (324)
     Palisades Park                       (1)     1999              90         80          128           208              -
     Park at Landmark                             2000               5         15          242           257              -
     Pavilion                             (1)     1999               5          5         (255)            -           (250)
     Queen Anne IV                        (1)     1998              65         65           16            81              -
     Rancho Mirage/Castle Hills           (1)     2000               5          5            -             5              -
     Rillito Village                      (1)     1999              65         64         (375)            -           (311)
     Riverset Phase I                     (1)     2000               5      1,072        1,749         2,821              -
     Riverset Phase II                    (1)     1996              75        114          149           263              -
     Riverview                            (1)     2000               5          5          213           218              -
     Sienna (Italian Gardens)             (1)     1999             160          -           20            20              -
     Silver Springs                       (1)     2000               5         32          384           416              -
     Sonterra                             (1)     1998               5         32         (908)            -           (876)
     Southgate Crossings                  (1)     1997              77        468        1,392         1,860              -
     Southwood                            (1)     1997             425        315       (2,223)            -         (1,908)
     Village at Sun Valley                (1)     2000               5          5          140           145              -
     Village Green                        (1)     2000               5         25         (454)            -           (429)
     Woodglen                             (1)     1999               5         33          (28)            5              -
                                                               --------- ----------  ------------  ------------ --------------
Subtotal investment in RITES                                     4,889      6,679          966        14,708         (7,063)
                                                               --------- ----------  ------------  ------------ --------------

                                                                         ----------  ------------  ------------ --------------
Interest rate agreements (2), (5)                Various                        -            -             -              -
                                                                         ----------  ------------  ------------ --------------

Investment in total return swaps (3), (5):
     Club West  (3/30/99 - 7/19/02)               1999                          -            -             -              -
     Willow Key (3/30/99 - 7/19/02)               1999                          -            -             -              -
                                                               --------- ----------  ------------  ------------ --------------
Total investment in total return swaps                               -          -            -             -              -
                                                               --------- ----------  ------------  ------------ --------------
Total other bond related investments                                      $ 6,679      $   966      $ 14,708       $ (7,063)
                                                                         ==========  ============  ============ ==============





                                                                                 December 31, 2000
                                                               ---------------------------------------------------------------
                                                                  Face    Amortized   Unrealized              Fair Value
                                                  Year           Amount     Cost      Gain (Loss)     Assets     Liabilities(4)
Other Bond Related Investments:                 Acquired         (000s)    (000s)       (000s)        (000s)        (000s)
-----------------------------------------      ------------    --------- ----------  ------------  ------------ --------------
Investment in RITES:
     Barrington                           (1)     2000          $    5    $     4      $      1       $     5    $      -
     Briarwood                            (1)     1999             135        104           618           722           -
     Charter House                        (1)     1996              80        242           684           926           -
     Cinnamon Ridge                       (1)     2000               5        330         1,573         1,903           -
     Fort Branch                          (1)     2000               8          8           123           131           -
     Indian Lakes                         (1)     1997           3,250      3,356           864         4,220           -
     LaPaloma                             (1)     1999               8          8          (263)            -        (255)
     LeMirador (Coleman Senior)           (1)     1999             165          4            71            75           -
     Meridian at Bridgewater              (1)     1999               5         44          (181)            -        (137)
     Museum Towers                                2001               -          -             -             -           -
     Oklahoma City                        (1)     1998             195        239        (2,384)            -      (2,145)
     Olde English Manor                   (1)     1999              76         95          (201)            -        (106)
     Palisades Park                       (1)     1999             100         92          (276)            -        (184)
     Park at Landmark                             2000               5         20            69            89           -
     Pavilion                             (1)     1999               5          5          (357)            -        (352)
     Queen Anne IV                        (1)     1998              65         65          (145)            -         (80)
     Rancho Mirage/Castle Hills           (1)     2000               5          5           192           197           -
     Rillito Village                      (1)     1999              65         64          (407)            -        (343)
     Riverset Phase I                     (1)     2000               5      1,076         1,717         2,793           -
     Riverset Phase II                    (1)     1996              75        189            73           262           -
     Riverview                            (1)     2000               5          4             1             5           -
     Sienna (Italian Gardens)             (1)     1999             160          -            30            30           -
     Silver Springs                       (1)     2000               5         34           (29)            5           -
     Sonterra                             (1)     1998               5         32          (672)            -        (640)
     Southgate Crossings                  (1)     1997              83        501         1,503         2,004           -
     Southwood                            (1)     1997             430        309        (1,561)            -      (1,252)
     Village at Sun Valley                (1)     2000               5          5            70            75           -
     Village Green                        (1)     2000               5         26           (16)           10           -
     Woodglen                             (1)     1999               5         35          (243)            -        (208)
                                                               --------- ----------  ------------  ------------ ----------
Subtotal investment in RITES                                     4,960      6,896           854        13,452      (5,702)
                                                               --------- ----------  ------------  ------------ ----------

                                                                         ----------  ------------  ------------ ----------
Interest rate agreements (2), (5)                Various                        -       (10,438)            5     (10,443)
                                                                         ----------  ------------  ------------ ----------

Investment in total return swaps (3), (5):
     Club West  (3/30/99 - 7/19/02)               1999           7,960          -          (680)            -        (680)
     Willow Key (3/30/99 - 7/19/02)               1999          17,440          -        (1,159)            -      (1,159)
                                                               --------- ----------  ------------  ------------ ----------
Total investment in total return swaps                          25,400          -        (1,839)            -      (1,839)
                                                               --------- ----------  ------------  ------------ ----------
Total other bond related investments                                      $ 6,896      $(11,423)      $ 13,457   $ (17,984)
                                                                          =========  ===========-  ============ ==========

(1)  Investment held by TE Bond Sub or its subsidiaries.
(2) The Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(3) Face amount represents notional amount of swap agreements and the dates represent the effective date and the termination date of the swap.
(4) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(5) Upon the adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps and total return swaps was reclassified to investment in derivative financial instruments (see Note 5).



NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     Upon adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps, total return swaps and put option contracts was reclassified from investment in other bond related investments to investment in derivative financial instruments (see further discussion in Note 1). The table on page 18 provides certain information with respect to the derivative financial instruments held by the Company at June 30, 2001.

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

     Under the interest rate swap agreements, the Company is obligated to pay Merrill Lynch Capital Services, Inc. or other counterparties (the "Counterparty") a fixed rate. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Net swap payments received, if any, will be taxable income, even though the investments being offset pay tax-exempt interest. The Company recognizes taxable capital gains or losses upon the termination of an interest rate swap contract. See further discussion in Note 8 to the Company's 2000 Form 10-K.

Total Return Swaps

     To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch that replicate the total return on a bond or loan financed at a then current market interest rate ("financing rate"). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay Merrill Lynch the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond or loan. The Company held two total return swaps at June 30, 2001.

Put Options

     The Company has occasionally entered into put option agreements with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company receives an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At June 30, 2001, the Company had four put options with Merrill Lynch with a fair value of zero. The Company's aggregate obligation under these put options is $107.3 million at June 30, 2001.

     The Company has occasionally entered into put option agreements with Merrill Lynch Capital Services, Inc. whereby Merrill Lynch has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company receives an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At June 30, 2001, the Company had four put options with Merrill Lynch with a fair value of zero. The Company's aggregate obligation under these put options is $107.3 million at June 30, 2001.



                                                                                         June 30, 2001
                                                                          --------------------------------------------
                                                                             Face               Fair Value
                                                            Year            Amount         Assets      Liabilities (3)
Investment in derivative financial instruments (4):       Acquired          (000s)         (000s)         (000s)
                                                       -------------------------------  -------------  -------------
Interest rate agreements (1) ..........................   Various                          $       -      $ (14,365)
                                                                                        -------------  -------------
Investment in total return swaps (2):
              Club West  (3/30/99 - 7/19/02) ..........     1999           $  7,960                -           (601)
              Willow Key (3/30/99 - 7/19/02) ..........     1999             17,440                -           (905)
                                                                          ------------  -------------  -------------
Total investment in total return swaps ................                    $ 25,400                -         (1,506)
                                                                          ============  -------------  -------------
Total investment in derivative financial instruments ..                                    $       -      $ (15,871)
                                                                                        =============  =============

(1) The Company enters into interest rate swap contracts to offset against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(2) Face amount represents notional amount of swap agreements and the dates represent the effective date and the termination date of the swap.
(3) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(4) Upon the adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps and total return swaps was reclassified to investment in derivative financial instruments (see Note 5).


NOTE 6 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed in Note 9 to the Company's 2000 Form 10-K. The following table summarizes loans receivable by loan type at June 30, 2001 and December 31, 2000.


                      (000s)
        Loan Type                               June 30,            December 31,
                                                  2001                 2000
                                                ---------          ----------

Taxable construction loans ...............      $ 244,847          $ 270,481
Permanent Loans ..........................         61,652             39,821
Taxable loans ............................         30,312             18,416
Other loans ..............................         26,228             21,424
                                                  363,039            350,142
Allowance for loan losses ................           (830)              (851)
                                                ----------         ----------
Total ....................................      $ 362,209          $ 349,291


NOTE 7 - NOTES PAYABLE

     The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland Financial Holdings, Inc. ("Midland") used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 12 to the Company's 2000 Form 10-K. The following table summarizes notes payable at June 30, 2001 and December 31, 2000.

      (000s)                                   June 30,          December 31,
                                                  2001               2000
                                               ----------        ------------
Notes payable ................................  $191,537          $234,830
Group Trust Warehouse Facility and
      Lines of Credit ........................    51,355            26,225
Residential Funding Warehouse
       Facility ..............................    54,481            54,481
Bank Lines of Credit .........................     4,000             8,539
Other ........................................       313             5,084
                                               ----------        ------------
                                                $301,686          $329,159
                                               ==========        ============


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

                                     Series A                   Series B
                                 Preferred Shares           Preferred Shares
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
 First remarketing date           June 30, 2009             November 1, 2010
 Mandatory tender date            June 30, 2009             November 1, 2010
 Redemption date                  June 30, 2049               June 30, 2050


     The following table reflects the composition of the Series A and Series B Preferred Shareholders' equity in TE Bond Sub.


                                                    Series A            Series B
                                                Preferred Shares    Preferred Shares        Total
                                                ----------------  -------------------  ---------------
     Balance, December 31, 2000                    $80,060              $57,604              $137,664

     Offering costs adjustment                           -                   (9)                   (9)
     Income allocable to preferred shares            2,887                2,325                 5,212

     Distributions                                  (2,887)              (2,325)               (5,212)
                                                ----------------  -------------------  ---------------

     Balance, June 30, 2001                        $80,060              $57,595              $137,655
                                                ================  ===================  ===============



     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 2 and in footnotes to the Other Bond Related Investments table in Note 4. The fair value of such assets aggregated $451.1 million at June 30, 2001.

NOTE 9 - PREFERRED SHARE REDEMPTION

     In accordance with the Company's operating agreement, the Preferred Shares and the Preferred Capital Distribution Shares ("Preferred CD Shares") (see further discussion in Note 15 to the Company's 2000 Form 10-K) must be partially redeemed when any bond attributable to the shares is sold, or beginning in the year 2000, when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then current bond terms) based on receipt of an appraisal securing the bond. The Company must redeem the Preferred Shares and Preferred CD Shares within six months of the occurrence of a redemption event. Four bonds attributable to Series I Preferred Shares and Preferred CD Shares and four bonds attributable to Series II Preferred Shares and Preferred CD Shares reached par value in December 2000. As a result, in June of 2001, the Company redeemed approximately 26% and 56% of the Series I and Series II Preferred Shares and Preferred CD Shares, respectively.

NOTE 10 - EARNINGS PER SHARE

     The table on page 22 reconciles the numerators and denominators in the basic and diluted EPS calculations for common shares for the three months ended June 30, 2001 and 2000.

NOTE 11 - DISTRIBUTIONS

     On July 19, 2001, the Board of Directors declared distributions for the three months ended June 30, 2001 for shareholders of record on July 30, 2001. The payment date was August 10, 2001. The per share distributions are shown on the table on page 23.

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

     The table on page 24 reflects the results of the Company's segments for the three and six months ended June 30, 2001 and 2000.

NOTE 13 - SUBSEQUENT EVENT

     In July 2001, the Company refinanced $67 million of its long-term debt (discussed in Note 4 to the Company's 2000 Form 10-K). As a result of the refinancing, the Company reduced this portion of its long-term debt from $67 million to $45 million. Substantially all other terms of the debt remained unchanged as a result of the refinancing.


                                            MUNICIPAL MORTGAGE & EQUITY, LLC
                                         RECONCILIATION OF BASIC AND DILUTED EPS
                                     (In thousands, except share and per share data)
                                                       (unaudited)

                                      For the three months ended June 30, 2001           For the three months ended June 30, 2000
                                       Income             Shares        Per Share        Income           Shares       Per Share
                                     (Numerator)     (Denominator)       Amount       (Numerator)      (Denominator)     Amount
                                     --------------  ----------------  -----------   --------------  ----------------  -----------
Basic EPS

Net income allocable to
 common shares                            $ 11,813        21,524,016       $ 0.55         $  6,479       17,435,385       $ 0.37
                                                                       ===========                                     ===========

Effect of Dilutive Securities

Options and deferred shares                      -           490,974                             -          386,690
                                     --------------  ----------------                --------------  ----------------

Diluted EPS

Net income allocable to
 common shares                            $ 11,813        22,014,990       $ 0.54         $  6,479       17,822,075       $ 0.36
                                     ==============  ================  ===========   ==============  ================  ===========

                                       For the six months ended June 30, 2001            For the six months ended June 30, 2000
                                       Income            Shares        Per Share         Income          Shares        Per Share
                                     (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                     --------------  ----------------  -----------   --------------  ----------------  -----------

Basic EPS

Net income allocable to
 common shares                            $  2,749        20,747,361       $ 0.13         $ 13,498       17,430,954       $ 0.77
                                                                       ===========                                     ===========

Effect of Dilutive Securities

Options and deferred shares                      -           475,529                             -          360,701
                                     --------------  ----------------                --------------  ----------------

Diluted EPS

Net income allocable to
 common shares                            $  2,749        21,222,890       $ 0.13         $ 13,498       17,791,655       $ 0.76
                                     ==============  ================  ===========   ==============  ================  ===========




                                                                                                         Preferred Capital
                                                                         Preferred Shares               Distribution Shares
                                                      Common     -------------------------------  -------------------------------
                                                      Shares        Series I        Series II        Series I        Series II
                                                   -----------   --------------  ---------------  --------------  ---------------

Distributions paid on May 11, 2001
to holders of record on April 30, 2001:
      For the three months ended
      March 31, 2001 (1)                             $ 0.4250          $ 10.08           $ 5.00          $ 7.78           $ 1.75

Distributions paid on August 10, 2001
to holders of record on July 30, 2001:
      For the three months ended
      June 30, 2001 (2)                              $ 0.4275          $ 11.70          $ 11.40          $ 8.60           $ 3.95



(1)  The  distributions  for the Series I Preferred Shares and Preferred Capital
     Distribution   Shares  include  a  special   distribution  of  $1.48  which
     represents  their  pro  rata  portion  of the  proceeds  from the sale of a taxable loan secured by the property known as Mountain View.

(2)  In June 2001,  approximately 26% of Series I Preferred Shares and Preferred
     Capital  Distribution  Shares and  approximately 56% of Series II Preferred
     Shares and Preferred Capital Distribution Shares were redeemed (see further discussion in Note 9). The effect of this redemption was a decrease in the number of shares outstanding, which, in turn caused the per share distribution to increase.




                                           Municipal Mortgage & Equity, LLC
                                                  Segment Reporting
                                              (in thousands) (unaudited)

                                                                           For the three months ended June 30, 2001
                                                          ------------------------------------------------------------------------
                                                                                                                       Total
INCOME:                                                     Investing        Operating          Adjustments         Consolidated
                                                          ------------     -------------     ----------------     ---------------
Interest on mortgage revenue bonds and
other bond related investments .........................     $ 11,400             $ 809                  $ -            $ 12,209
Interest on loans ......................................          645             8,123                    -               8,768
Loan origination and brokerage fees ....................            -             4,573                 (120) (1)          4,453
Loan servicing fees ....................................            -             1,729                    -               1,729
Interest on short-term investments .....................          513               180                    -                 693
Other income ...........................................            -             1,643                    -               1,643
Net gain on sales ......................................            -               879                    -                 879
                                                          ------------     -------------     ----------------     ---------------
    Total income .......................................       12,558            17,936                 (120)             30,374
                                                          ------------     -------------     ----------------     ---------------
EXPENSES:
Salaries and benefits ..................................          419             4,611                    -               5,030
Professional Fees ......................................          281               632                    -                 913
Operating expenses .....................................          256             1,894                    -               2,150
Goodwill and other intangibles amortization ............            -               628                    -                 628
Interest expense .......................................        1,463             6,306                    -               7,769
Other-than-temporary impairments related to
  investments in mortgage revenue bond and
  other bond related investments .......................            -                 -                                        -
                                                          ------------     -------------     ----------------     ---------------
    Total expenses .....................................        2,419            14,071                    -              16,490
Net holding gains(losses) on trading securities ........        1,272                 -                    -               1,272
                                                          ------------     -------------     ----------------     ---------------
Net income before income allocated to
  preferred shareholders in a subsidiary
  company, income taxes and cumulative effect
  of accounting change .................................       11,411             3,865                 (120)             15,156
Income allocable to preferred shareholders
  in a subsidiary company ..............................        2,606                 -                    -               2,606
                                                          ------------     -------------     ----------------     ---------------
Net income before income taxes and cumulative
  effect of accounting change ..........................        8,805             3,865                 (120)             12,550
Income taxes ...........................................            -               224                    -                 224
                                                          ------------     -------------     ----------------     ---------------
Net income before cumulative effect of
  accounting change ....................................        8,805             3,641                 (120)             12,326
Cumulative effect on prior years of change
  in accounting for derivative financial instruments ...            -                 -                    -                   -
                                                          ------------     -------------     ----------------     ---------------

Net income (loss) ......................................      $ 8,805           $ 3,641               $ (120)           $ 12,326
                                                          ============     =============     ================     ===============





                                           Municipal Mortgage & Equity, LLC
                                                  Segment Reporting
                                              (in thousands)(unaudited)

                                                                         For the six months ended June 30, 2001
                                                         -----------------------------------------------------------------------
                                                                                                                      Total
INCOME:                                                   Investing         Operating          Adjustments        Consolidated
                                                         -------------     -------------     ----------------     --------------
Interest on mortgage revenue bonds and
other bond related investments .........................     $ 22,742           $ 1,237                  $ -           $ 23,979
Interest on loans ......................................        1,126            15,823                    -             16,949
Loan origination and brokerage fees ....................            -             6,937                 (420) (1)         6,517
Loan servicing fees ....................................            -             3,361                    -              3,361
Interest on short-term investments .....................        1,254               441                    -              1,695
Other income ...........................................            -             6,456                    -              6,456
Net gain on sales ......................................            -             1,045                    -              1,045
                                                         -------------     -------------     ----------------     --------------
    Total income .......................................       25,122            35,300                 (420)            60,002
                                                         -------------     -------------     ----------------     --------------
EXPENSES:
Salaries and benefits ..................................          762             8,713                    -              9,475
Professional Fees ......................................          498             1,106                    -              1,604
Operating expenses .....................................          462             3,219                    -              3,681
Goodwill and other intangibles amortization ............                          1,321                    -              1,321
Interest expense .......................................        3,087            12,508                    -             15,595
Other-than-temporary impairments related to
  investments in mortgage revenue bond and
  other bond related investments .......................                          3,256                    -              3,256
                                                         -------------     -------------     ----------------     --------------
    Total expenses .....................................        4,809            30,123                    -             34,932
Net holding gains(losses) on trading securities ........       (3,593)                -                    -             (3,593)
                                                         -------------     -------------     ----------------     --------------
Net income before income allocated to
  preferred shareholders in a subsidiary
  company, income taxes and cumulative effect
  of accounting change .................................       16,720             5,177                 (420)            21,477
Income allocable to preferred shareholders
  in a subsidiary company ..............................        5,212                 -                    -              5,212
                                                         -------------     -------------     ----------------     --------------
Net income before income taxes and cumulative
  effect of accounting change ..........................       11,508             5,177                 (420)            16,265
Income taxes ...........................................            -               227                    -                227
                                                         -------------     -------------     ----------------     --------------
Net income before cumulative effect of
  accounting change ....................................       11,508             4,950                 (420)            16,038
Cumulative effect on prior years of change
  in accounting for derivative financial instruments ...      (12,277)                -                    -            (12,277)
                                                         ------------      -------------     ----------------     --------------
Net income (loss) ......................................       $ (769)          $ 4,950               $ (420)           $ 3,761
                                                         =============     =============     ================     ==============



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


Results of Operations

Quarterly Results Analysis

     Total income for the three months ended June 30, 2001 increased by approximately $8.4 million over the same period last year due primarily to (i) an increase in collections of interest totaling $3.6 million on bonds, other bond related investments and loans, (ii) an increase in loan servicing fees, loan origination and brokerage fees and other income of $4.1 million due primarily to an increase in syndication fees and commissions, and (iii) an increase in gain on sale of taxable loans of $0.9 million as a result of the sale of loans on which the Company retained the servicing rights.

     Salary and benefits, professional fees and operating expenses for the three months ended June 30, 2001 increased by approximately $2.7 million over the same period last year due primarily to (i) a $1.4 million increase in salary and benefits expense associated with an increase in the number of employees and an increase in bonus compensation accruals as a result of the increase in equity syndication production, (ii) a $1.0 million increase in operating expenses due to commissions paid on equity syndication production, and (iii) a $0.3 million increase in professional fees associated with legal and consulting fees on information systems initiatives.

     The Company incurred interest expense of $7.8 million for the three months ended June 30, 2001 as a result of interest expense from short-term borrowings associated with taxable construction lending activity of $6.3 million and $1.5 million in interest expense related to securitization transactions accounted for as borrowings.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $2.6 million for the three months ended June 30, 2001 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 8 to the consolidated financial statements).

Year to Date Results Analysis

     Total income for the six months ended June 30, 2001 increased by approximately $16.8 million over the same period last year due primarily to (i) an increase in collections of interest totaling $6.8 million on bonds, other bond related investments and loans, (ii) an increase in loan servicing fees, loan origination and brokerage fees and other income of $9.2 million due primarily to an increase in syndication fees and commissions and income earned on the assumption of a bond purchase obligation, and (iii) an increase in gain on sale of taxable loans of $1.0 million as a result of the sale of loans on which the Company retained the servicing rights.

     Salary and benefits, professional fees and operating expenses for the six months ended June 30, 2001 increased by approximately $4.3 million over the same period last year due primarily to (i) a $2.5 million increase in salary and benefits expense associated with an increase in the number of employees and an increase in bonus compensation accruals as a result of the increase in equity syndication production, (ii) a $1.5 million increase in operating expenses due to commissions paid on equity syndication production, and (iii) a $0.3 million increase in professional fees associated with legal and consulting fees on information system initiatives.

     The Company recorded other-than-temporary impairments aggregating $3.3 million on two investments for the six months ended June 30, 2001.

     The Company incurred interest expense of $15.6 million for the six months ended June 30, 2001 as a result of interest expense from short-term borrowings associated with taxable construction lending activity of $12.5 million and $3.1 million in interest expense related to securitization transactions accounted for as borrowings.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $5.2 million for the six months ended June 30, 2001 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 8 to the consolidated financial statements).

New Accounting Pronouncement

     During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its interest rate swap investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of derivatives are recorded through current income rather than through other comprehensive income. The Company adopted FAS 133 on January 1, 2001.

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

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of a change in accounting principle. The Company recognized an increase (decrease) in net income of $1.3 million and ($3.6) million for the three and six months ended June 30, 2001, respectively, due to the change in fair value of its derivative instruments. This change is reflected in net holding gains (losses) on trading securities in the statement of income.

     During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the three months ended June 30, 2001. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may over time have a significant impact on the total assets and total liabilities of the Company. In particular, new securitization transactions that would have been accounted for as a sale under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("FAS 125") may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may continue to be included in investments in mortgage revenue bonds rather than being excluded upon completion of the securitization transaction.

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. Under FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of FAS 141 and FAS 142 and assessing the impact of adoption.

Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per common share and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan included structuring $300 to $375 million in bond related investment transactions in 2001. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets; (2) minimizes exposure to fluctuations of interest rates; and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through the Company's management of capital for others, including Fannie Mae and several pension funds, the Company has expanded its access to capital.

     For the six months ended June 30, 2001, the Company structured $55.5 million in tax-exempt bond transactions. Of this amount, $5,000 represented investments retained by the Company. In addition, MuniMae originated $50.0 million of construction loans, $18.2 million of taxable permanent loans and equity investments totaling $3.1 million.


Securitizations

     The Company uses securitizations to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 50% to 60% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet debt of the investing segment plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at June 30, 2001 was approximately 50.9%.

     In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Cash Flow

     At June 30, 2001 the Company had cash and cash equivalents of approximately $28.8 million.

     Cash flow from operating activities was $30.4 million and $18.9 million for the three months ended June 30, 2001 and 2000, respectively. The increase in cash flow for 2001 versus 2000 is due primarily to an increase in income from new investments and an increase in other income attributable to Midland.

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

     The Company is required to distribute to the holders of its Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the three months ended June 30, 2001 and 2000, CAD to common shares was $10.3 million and $7.7 million, respectively. The Company's distribution per common share for the three months ended June 30, 2001 of $0.4275 represents a pay out ratio of 89.7%. The Company's distribution per common share for the three months ended June 30, 2000 of $0.4175 represents a pay out ratio of 94.9%.

     Regular cash distribution to shareholders, for the three months ended June 30, 2001 and 2000, were $9.6 million and $7.8 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Since December 31, 2000 there has been no material change to the information included in Item 7A of the Company's 2000 Form 10-K, except as described below.

Interest Rate Risk

     In anticipation of converting a substantial portion of the Company's short-term floating rate debt (see discussion of P-FLOATS in Note 3 to the consolidated financial statements) into longer term, fixed rate facilities, the Company revised its interest rate management strategy in the second quarter of 2001. To accomplish this, the Company entered into a series of new interest rate swaps, some of which offset certain of the Company's existing swaps. The net effect of the swap portfolio reduced the average life of the Company's interest rate swaps from eight years to three years. This new program also reduced the Company's exposure to swap-related margin call risk and decreased the annual cost of the Company's interest rate management strategy. However, the new strategy increases the Company's exposure to rollover risk, particularly in the event that the Company is unable to convert short-term floating rate debt into a longer-term fixed rate facility and interest rate swaps expire during a rising interest rate environment.

     This section should be read in conjunction with the Quantitative and Qualitative Disclosures about Market Risk section included in the Company's 2000 Form 10-K. The above discussion does not represent a full disclosure of the Company's risk with respect to interest rates.

PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company's shareholders held on June 14, 2001, the shareholders voted on two proposals in addition to the election of the Company's directors. The election of the board of directors was passed, but the proposal to approve a 2001 Employee Share Incentive Plan and a 2001 Non-Employee Directors' Plan were tabled. The shareholders elected the following directors:
William L. Jews (19,793,211 in favor and 463,027 abstaining), Douglas A. McGregor (19,803,937 in favor and 452,301 abstaining) and Carl W. Stearn (19,939,590 in favor and 316,648 abstaining). Subsequent to the meeting, the 2001 Employee Share Incentive Plan was revised so as not to exceed 5% of all outstanding shares. The annual meeting reconvened on July 19, 2001. At this meeting, the shareholders voted to adopt a new 2001 Share Incentive Plan providing for the issuance of up to 900,000 common shares to executive officers, other key employees and key independent contractors. The votes cast on this proposal were as follows: 8,473,855 in favor; 1,299,757 opposed; 453,204 abstaining; and 29,421 broker non-votes. The shareholders also voted to adopt a new 2001 Non-Employee Directors' Plan providing for the issuance of up to 150,000 common shares to non-employee directors. The votes cast on this proposal were as follows: 18,403,868 in favor; 1,335,231 opposed; 487,716 abstaining; and 29,422 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

     3.1 Amendment No. 1 to the Amended and Restated Certificate of Formation and Operating Agreement of the Company (filed as Item 6 (a) Exhibit
          3.1 to the Company's report on Form 10-Q, filed with the Commission on May 14, 1998 and incorporated by reference herein).


     3.2 Amended and Restated Certificate of Formation and Operating Agreement of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997, filed with the Commission on May 29, 1998 and incorporated by reference herein).

     3.3 By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the Commission on May 29, 1998 and incorporated by reference herein).

     10.1 First Amendment to Employment Agreement between the Registrant and Robert J. Banks, dated June 20, 2001

         (b)      Reports on Form 8-K:

                  There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

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


DATED: August 14, 2001

                                INDEX TO EXHIBITS



Exhibit
Number                  Document

10.1 First Amendment to Employment Agreement between the Registrant and Robert J. Banks, dated June 20, 2001

                                  Exhibit 10.1


                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (this "First Amendment") is made this 20th day of June, 2001, by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Robert J. Banks ("Employee")

     WHEREAS, Employer and Employee are parties to that certain Employment Agreement dated October 20, 1999 (the "Employment Agreement");

     WHEREAS,  Employer and  Employee  are also  parties to that  certain  Stock
Purchase and Contribution Agreement dated as of September 30, 1999 (the "Purchase Agreement");

     WHEREAS, Employer and Employee wish to make certain adjustments to the Employment Agreement and the Purchase Agreement.

     NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

1.   Deferred Purchase Price.

     (a) Employer and Employee agree that the installments of the Deferred Purchase Price described in Sections 2.04(a)(B) and (C) of the Purchase Agreement shall be fully earned and payable on the dates and in the amounts set forth therein without any adjustment under Section 2.04 (b) of the Purchase Agreement; provided, however, that no installment of Deferred Purchase Price shall be due and payable to Employee if on the date such payment would be due,
(i) Employee is in violation of the covenant not to compete set forth in Section 8 of the Employment Agreement, (ii) Employee has resigned his employment with the Company for any reason other than one of those permitted by Section 7(b)(ii) of the Employment Agreement, or (iii) Employee is in violation of Section 5.10 of the Purchase Agreement (as modified by Section 2 below). Employee hereby certifies that his share of each installment of the Deferred Purchase Price is 60%, that Mr. Gloeckl's is 20%, that Mr. Mathis has assigned his share in its entirety to Midland Senior Management Associates, LLC, a Florida limited liability company ("MSM"), and that MSM's share of each installment is 20%; and Employee agrees to hold Employer harmless from any claim to the contrary by any person.

     (b) In consideration of the elimination of any adjustment to the amount of the Deferred Purchase Price under Section 2.04 (b) of the Purchase Agreement, Employee hereby waives (i) any and all provisions of the Purchase Agreement pertaining to how Employer must operate the Company and its Subsidiaries (each as defined therein), including without limitation Section 6.05 thereof, and (ii)
Section 7 (b)(ii)(H) of the Employment Agreement.

2. Transfer Restrictions. Employer and Employee agree that transfers of Purchaser Closing Shares (as defined in the Purchase Agreement) by Employee to trusts of which Employee is a Trustee and all of the beneficiaries of which are related to Employee by blood or marriage shall be deemed to comply with the requirements of Section 5.10 of the Purchase Agreement that Employee retain ownership of his Purchaser Closing Shares for certain periods of time and in certain amounts; provided, however, that any transfer permitted by this sentence shall be explicitly subject to the requirement that the transferee trust be bound by the ownership restrictions of Section 5.10. All Purchaser Closing Shares subject to Section 5.10 shall continue to bear restrictive legends for as long as Section 5.10 applies by its terms to those shares. Upon Employee's request, Employer shall remove such restrictive legend from those Purchaser Closing Shares which are no longer subject to Section 5.10. This Section shall not affect any restrictive legends required to be placed upon Employee's shares under applicable federal or state securities laws or in conformity with Employer's policies applicable to all shares in Employer which are owned by its senior management.


3. Incentive Compensation. Section 2(b) of the Employment Agreement is hereby amended to delete the clause which reads "provided, however, that no Incentive Compensation shall be payable for any year in which Midland does not achieve the Earn-out target for such year as set forth, subject to adjustment as provided in Sections 2.04(a) and 2.04(b) of the Purchase Agreement (as hereinafter defined)."

4. Termination_Date. The Initial Term of the Employment Agreement is hereby revised to end on February 5, 2003.

5. No_Other_Amendments. Subject to the modifications as set forth herein, the Employment Agreement remains in full force and effect in accordance with its terms. Subject to the modifications set forth herein, those provisions of the Purchase Agreement which survived the closing thereunder remain in full force and effect in accordance with their terms.

     IN WITNESS WHEREOF and intending to be legally bound, the parties have executed this First Amendment as of the date and year first above written.

WITNESS:                                    EMPLOYER:

                                            Municipal Mortgage & Equity, LLC

/s/ William S. Harrison                         /s/ Michael L. Falcone
________________________                    By: _____________________________
                                                Michael L. Falcone
                                                President


                                            EMPLOYEE:

/s/ Myra  S. Peppi                              /s/ Robert J. Banks
________________________
                                                Robert J. Banks