Form 10-Q
period 2001-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2001-11-13
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2001
                       Commission file number: 001-11981


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

The Company had 21,668,952 Common Shares outstanding as of November 9, 2001.

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
                                           (In thousands, except share data)

                                                                                    (unaudited)
                                                                                    September 30,        December 31,
                                                                                        2001                2000
                                                                                 ----------------    ----------------
ASSETS
Cash and cash equivalents .....................................................      $    30,980           $  27,504
Interest receivable ...........................................................            9,856               9,978
Investment in mortgage revenue bonds, net (Note 2) ............................          538,571             500,190
Investment in other bond related investments (Notes 3 and 4) ..................           15,704              13,457
Loans receivable (Note 6) .....................................................          379,651             349,291
Restricted assets .............................................................           20,081              25,212
Other assets ..................................................................           54,427              27,694
Mortgage servicing rights, net ................................................            8,366               6,876
Property and equipment ........................................................            1,986               1,012
Goodwill and other intangible assets ..........................................           25,468              26,668
                                                                                 ----------------    ----------------
Total assets ..................................................................      $ 1,085,090           $ 987,882
                                                                                 ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 7) ........................................................      $   331,364           $ 329,159
Accounts payable, accrued expenses and other liabilities ......................           25,104              23,497
Investment in derivative financial instruments (Note 5) .......................           20,541                   -
Investment in other bond related investments (Notes 3 and 4) ..................            7,086              17,984
Distributions payable .........................................................            2,606               2,606
Short-term debt ...............................................................           58,590              41,290
Long-term debt ................................................................           60,562              70,899
                                                                                 ----------------    ----------------
Total liabilities .............................................................          505,853             485,435
                                                                                 ----------------    ----------------

Commitments and contingencies .................................................                -                   -

Preferred shareholders' equity in a subsidiary company (Note 9) ...............          137,655             137,664

Shareholders' equity:
Preferred shares:
    Series I (10,995 and 14,933 shares issued and outstanding, respectively) ..            6,921               9,594
    Series II (3,176 and 7,226 shares issued and outstanding, respectively) ...            2,348               4,868
Preferred capital distribution shares:
    Series I (5,742 and 7,798 shares issued and outstanding, respectively) ....            2,546               3,489
    Series II (1,391 and 3,164 shares issued and outstanding, respectively) ...              417               1,268
Term growth shares (2,000 shares issued and outstanding) ......................              214                 197
Common shares (21,677,444 shares, including 21,656,805 issued, and 20,639 deferred shares at September 30, 2001 and 17,716,576 shares, including
    17,700,745 issued, and 15,831 deferred shares at December 31, 2000).......          396,876             328,990
Less common shares held in treasury at cost (59,330 shares and
    60,839 shares, respectively) ..............................................             (912)               (944)
Less unearned compensation  - deferred shares .................................           (4,447)             (4,144)
Accumulated other comprehensive income ........................................           37,619              21,465
                                                                                 ----------------    ----------------
Total shareholders' equity ....................................................          441,582             364,783
                                                                                 ----------------    ----------------

Total liabilities and shareholders' equity ....................................      $ 1,085,090           $ 987,882
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





                                                MUNICIPAL MORTGAGE & EQUITY, LLC
                                               CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except share and per share data)
                                                          (unaudited)

                                                                    For the three months ended        For the nine months ended
                                                                            September 30,                     September 30,
                                                                  -------------------------------   -------------------------------
                                                                        2001            2000              2001            2000
                                                                  --------------- ---------------   ---------------  --------------
INCOME:
Interest on mortgage revenue bonds and
  other bond related investments ................................       $ 12,153        $ 10,293          $ 36,132        $ 30,018
Interest on loans ...............................................          8,461           8,563            25,410          22,948
Loan origination and brokerage fees .............................          1,322             958             3,114           2,273
Syndication fees ................................................          3,291           1,875             8,016           2,556
Loan servicing fees .............................................          1,659           1,325             5,020           4,163
Interest on short-term investments ..............................            487           1,158             2,182           3,128
Other income ....................................................          1,395           1,519             7,851           3,790
Net gain on sales ...............................................          3,521             181             4,566             200
                                                                  --------------- ---------------   ---------------  --------------
Total income ....................................................         32,289          25,872            92,291          69,076
                                                                  --------------- ---------------   ---------------  --------------
EXPENSES:
Salaries and benefits ...........................................          5,527           3,843            15,002          10,827
Professional fees ...............................................          1,114             575             2,718           1,854
Operating expenses ..............................................          1,881           1,594             5,562           3,821
Goodwill and other intangibles amortization .....................            694             358             2,015           1,074
Interest expense ................................................          7,873           8,403            23,468          22,303
Other-than-temporary impairments related to investments
  in mortgage revenue bonds and other bond related investments ..              -               -             3,256               -
                                                                  --------------- ---------------   ---------------  --------------
Total expenses ..................................................         17,089          14,773            52,021          39,879
Net holding losses on trading securities ........................         (4,670)              -            (8,263)              -
                                                                  --------------- ---------------   ---------------  --------------
Net income before income allocated to preferred shareholders in a subsidiary company, income taxes and cumulative
  effect of accounting change ...................................         10,530          11,099            32,007          29,197
Income allocable to preferred shareholders in a
  subsidiary company ............................................          2,606           2,606             7,818           5,868
                                                                  --------------- ---------------   ---------------  --------------
Net income before  income taxes and cumulative effect
  of accounting change ..........................................          7,924           8,493            24,189          23,329
Income tax expense ..............................................            805             720             1,032             904
                                                                  --------------- ---------------   ---------------  --------------
Net income before cumulative effect of accounting change ........          7,119           7,773            23,157          22,425
Cumulative effect on prior years of change in
  accounting for derivative financial instruments ...............              -               -           (12,277)              -
                                                                  --------------- ---------------   ---------------  --------------
Net income ......................................................       $  7,119        $  7,773          $ 10,880        $ 22,425
                                                                  =============== ===============   ===============  ==============
Net income allocated to:
      Preferred shares:
         Series I ...............................................       $    255        $    193          $    599        $    620
                                                                  =============== ===============   ===============  ==============
         Series II ..............................................              1              78                95             254
                                                                  =============== ===============   ===============  ==============
      Preferred capital distribution shares:
         Series I ...............................................       $    132        $     76          $    269        $    248
                                                                  =============== ===============   ===============  ==============
         Series II ..............................................              3              20                16              67
                                                                  =============== ===============   ===============  ==============
      Term growth shares ........................................       $    214        $    172          $    638        $    504
                                                                  =============== ===============   ===============  ==============
      Common shares .............................................       $  6,514        $  7,234          $  9,263        $ 20,732
                                                                  =============== ===============   ===============  ==============

1 of 2




                                                  MUNICIPAL MORTGAGE & EQUITY, INC.
                                                 CONSOLIDATED STATMENTS OF INCOME
                                           (In thousands, except share and per share data)
                                                          (unaudited)



                                                                 For the three months ended        For the nine months ended
                                                                         September 30,                     September 30,
                                                               -------------------------------   -------------------------------
                                                                    2001            2000              2001            2000
                                                               --------------- ---------------   ---------------  --------------
Basic net income per share:
      Preferred shares:
         Series I ............................................. $       23.19   $       12.97     $       45.50    $      41.56
                                                               =============== ===============   ===============  ==============
            Weighted average shares outstanding ...............        10,995          14,933            13,173          14,933

         Series II ............................................          0.04           10.68             17.47           35.09
                                                               =============== ===============   ===============  ==============
            Weighted average shares outstanding ...............         3,176           7,226             5,416           7,226

      Preferred capital distribution shares:
         Series I ............................................  $       22.91   $        9.78     $       39.03    $      31.82
                                                               =============== ===============   ===============  ==============
            Weighted average shares outstanding ...............         5,742           7,798             6,879           7,798


         Series II ............................................          2.10            6.12              6.79           21.10
                                                               =============== ===============   ===============  ==============
            Weighted average shares outstanding ..............          1,391           3,164             2,371           3,164

      Common shares:
      Income before cumulative effect of accounting change ...  $        0.30   $        0.41     $        1.02    $       1.19
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                    -               -             (0.58)              -
                                                               --------------- ---------------   ---------------  --------------
      Basic net income per common share ......................  $        0.30   $        0.41     $        0.44    $       1.19
                                                               =============== ===============   ===============  ==============
      Weighted average common shares outstanding ..............    21,590,584      17,447,886        21,034,369      17,436,639

Diluted net income per share:
      Common shares:
      Income before cumulative effect of accounting change .... $        0.29   $        0.40     $        1.00    $       1.16
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments ......             -               -             (0.57)              -
                                                               --------------- ---------------   ---------------  --------------
      Diluted net income  per common share ...................  $        0.29   $        0.40     $        0.43    $       1.16
                                                               =============== ===============   ===============  ==============
      Weighted average common shares outstanding ..............    22,397,981      18,059,115        21,620,521      17,880,850

The accompanying notes are an integral part of these financial statements.

2 of 2





                                                  MUNICIPAL MORTGAGE & EQUITY, LLC
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (In thousands) (unaudited)

                                                                   For the three months ended         For the nine months ended
                                                                           September 30,                    September 30,
                                                                 -------------------------------   --------------------------------
                                                                       2001             2000              2001             2000
                                                                 --------------   --------------   ---------------   --------------
Net income                                                        $      7,119     $      7,773     $      10,880     $     22,425
                                                                 --------------   --------------   ---------------   --------------

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                                  1,046           (5,379)            6,172          (2,480)
    Reclassification adjustment for (gains) losses
       included in net income                                           (2,245)            (181)            9,982            (181)
                                                                 --------------   --------------   ---------------   --------------
Other comprehensive income (loss)                                       (1,199)          (5,560)           16,154           (2,661)
                                                                 --------------   --------------   ---------------   --------------

Comprehensive income                                              $      5,920     $      2,213     $      27,034     $     19,764
                                                                 ==============   ==============   ===============   ==============

The accompanying notes are an integral part of these financial statements.





                                                MUNICIPAL MORTGAGE & EQUITY, LLC
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (In thousands, except share data) (unaudited)


                                              Preferred Capital                                              Accumulated
                           Preferred Shares  Distribution Shares  Term                                         Other
                          ------------------ ------------------- Growth     Common    Treasury   Unearned   Comprehensive
                          Series I Series II Series I Series II  Shares     Shares    Shares   Compensation    Income       Total
                          -------- --------- -------- --------- -------  ----------- --------- ------------ ------------- --------
Balance,
 January 1, 2001 .........$  9,594 $  4,868  $ 3,489  $  1,268  $   197  $   328,990 $   (944)  $   (4,144)  $   21,465   $364,783
 Net income ..............     599       95      269        16      638        9,263        -            -            -     10,880
 Unrealized gains on
  investments, net of
  reclassifications ......       -        -        -         -        -            -        -            -       16,154     16,154
 Distributions ...........    (474)  (1,065)    (188)     (434)    (621)     (25,866)       -            -            -    (28,648)
 Redemption of preferred
  shares .................  (2,798)  (1,550)  (1,024)     (433)       -       (1,363)       -            -            -     (7,168)
 Reissuance of treasury
  shares .................       -       -         -         -        -          (32)      32            -            -          -
 Options exercised .......       -       -         -         -        -        1,730        -            -            -      1,730
 Issuance of common
  shares .................       -        -        -         -        -       82,645        -            -            -     82,645
 Deferred shares issued
  under the Non-Employee
  Directors' Share Plans .       -        -        -         -        -          111        -            -            -        111
 Deferred share grants ...       -        -        -         -        -        1,398        -       (1,398)           -          -
 Amortization of deferred
  compensation ...........       -        -        -         -        -            -        -        1,095            -      1,095
                          --------- -------- --------  -------- -------  ----------- --------- ------------  ----------- ---------
Balance,
 September 30, 2001 ......$  6,921 $  2,348  $ 2,546  $    417  $   214  $   396,876 $   (912) $    (4,447)  $   37,619   $441,582
                          ======== ========= ======== ========= =======  =========== ========= ============  ===========  ========

                                              Preferred Capital
                            Preferred Shares Distribution Shares   Term
                          ------------------ -------------------  Growth    Common   Treasury
 SHARE ACTIVITY:          Series I Series II Series I Series II   Shares    Shares    Shares
                          -------- --------- -------- --------- -------- ----------- ---------
Balance,
 January 1, 2001 .........  14,933    7,226    7,798     3,164    2,000   17,655,737   60,839
 Redemption of preferred
  shares .................  (3,938)  (4,050)  (2,056)   (1,773)       -            -        -
 Reissuance of treasury
  shares ..................      -        -        -         -        -        1,509   (1,509)
 Options exercised ........      -        -        -         -        -      101,000        -
 Issuance of common shares.      -        -        -         -        -    3,800,000        -
 Issuance of common shares
  under employee share
  incentive plans .........      -        -        -         -        -       55,060        -
 Deferred shares issued
  under the Non-Employee
  Directors' Share Plans..       -        -        -         -        -        4,808        -
                          --------  -------- -------- --------- -------- ----------- ---------
Balance,
 September 30, 2001 ......  10,995    3,176    5,742     1,391    2,000   21,618,114   59,330
                          ======== ========= ======== ========= ======== =========== =========


The accompanying notes are an integral part of these financial statements.





                                               MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                         (unaudited)

                                                                                              For the nine months ended
                                                                                                    September 30,
                                                                                        -------------------------------------
                                                                                              2001                2000
                                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................................    $     10,880        $     22,425
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company .................           7,818               5,868
    Cumulative effect of  accounting change ............................................          12,277                   -
    Net holding losses on trading securities ...........................................           8,263                   -
    Other-than-temporary impairments related to investments in
      mortgage revenue bonds ...........................................................           3,256                   -
    Decrease in valuation allowance on parity working capital loans ....................             (42)                (32)
    Net gain on sales ..................................................................          (4,566)               (200)
    Net amortization of premiums, discounts and fees on investments ....................             235                 227
    Depreciation and amortization ......................................................           2,231               1,217
    Loss on the disposal of fixed assets ...............................................               4                   3
    Deferred share compensation expense ................................................           1,095                 752
    Deferred shares issued under the Non-Employee Directors' Share Plans ...............             111                  98
    Director fees paid and share awards made by reissuance of treasury shares ..........               -                  14
    Decrease in interest receivable ....................................................             122                 837
    Increase in other assets ...........................................................            (228)               (860)
    Increase in accounts payable, accrued expenses and other liabilities ...............           1,565               2,266
                                                                                        -----------------   -----------------
Net cash provided by operating activities ..............................................          43,021              32,615
                                                                                        -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage revenue bonds, other bond related investments,
    loan originations and other investments ............................................        (396,768)           (375,287)
Principal payments received ............................................................         298,359             179,101
Net proceeds from sales of investments .................................................           5,000              51,073
Purchases of property and equipment ....................................................          (1,194)               (190)
Net reduction (investment) in restricted assets ........................................           5,149             (15,665)
                                                                                        -----------------   -----------------
Net cash used in investing activities ..................................................         (89,454)           (160,968)
                                                                                        -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities ......................................................         420,898             315,958
Repayment of credit facilities .........................................................        (418,693)           (252,204)
Proceeds from short-term debt ..........................................................          29,000              23,970
Repayment of short-term debt ...........................................................         (11,700)                  -
Proceeds from long-term debt ...........................................................          56,700                   -
Repayment of long-term debt ............................................................         (67,037)               (124)
Issuance of common shares ..............................................................          82,645                   -
Issuance of preferred shares in a subsidiary company ...................................               -              57,616
Redemption of preferred shares .........................................................          (7,168)                  -
Proceeds from stock options exercised ..................................................           1,730                 563
Purchase of treasury shares ............................................................               -                (191)
Distributions ..........................................................................         (28,648)            (25,488)
Distributions to preferred shares in a subsidiary company ..............................          (7,818)             (4,805)
                                                                                        -----------------   -----------------
Net cash provided by financing activities ..............................................          49,909             115,295
                                                                                        -----------------   -----------------
Net increase (decrease) in cash and cash equivalents ...................................           3,476             (13,058)
Cash and cash equivalents at beginning of period .......................................          27,504              54,417
                                                                                        -----------------   -----------------
Cash and cash equivalents at end of period .............................................    $     30,980        $     41,359
                                                                                        =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                               $     27,063        $     22,349
                                                                                        =================   =================
Income taxes paid                                                                           $        640        $        621
                                                                                        =================   =================

DISCLOSURE OF NON-CASH ACTIVITIES:
Investment in a partnership under a note payable obligation                                 $          -        $        500
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

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of accounting change. The Company recognized a decrease in net income of ($4.7) million and ($8.3) million for the three and nine months ended September 30, 2001, respectively, due to the change in fair value of its derivative instruments. This change is reflected in net holding losses on trading securities in the statement of income.

     During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the three months ended September 30, 2001. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may over time have a significant impact on the total assets and total liabilities of the Company. In particular, new securitization transactions that would have been accounted for as a sale under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125") may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may continue to be included in investments in mortgage revenue bonds rather than being excluded upon completion of the securitization transaction.

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

     The table at the end of this note provides certain information with respect to the bonds held by the Company at September 30, 2001 and December 31, 2000.

     In the third quarter, the Company acquired a mortgage revenue bond ($5.4 million par amount) collateralized by an apartment community with 260 units for a total purchase price of $5.3 million. The permanent interest rate on the bond is 9.125% per annum and the bond matures in November 2039. The Company also purchased the $17.4 million (par amount) bond collateralized by the Willow Key apartment community in conjunction with the termination of the Willow Key total return swap. In addition, the Company repurchased all the P-FLOATs(sm) outstanding in the Village Green securitization trust. The Company then collapsed the securitization trust and deposited the Village Green bond into the restructured Term Securitization Facility discussed in Note 8.

     The $10.1 million bond collateralized by the Newport on Seven apartment community was paid off during the third quarter. The Company received $10.8 million for the pay off representing the face amount of $10.1 million plus $0.7 million in deferred base interest. The Company recorded a gain of $2.2 million related of this transaction.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for the senior interests in certain P-FLOATs(sm) trusts. Additionally, the Company pledged investments as collateral for the term debt financing completed in March 1999. At September 30, 2001 the total carrying amount of the mortgage revenue bonds pledged as collateral was $408.5 million.



                                                                                              September 30, 2001
                                                                             ------------------------------------------------------
                                                        Base                    Face         Amortized     Unrealized      Fair
Investment in Mortgage                      Year      Interest  Maturity       Amount          Cost        Gain (Loss)     Value
Revenue Bonds                             Acquired   Rate (12)   Date          (000s)         (000s)        (000s)        (000s)
---------------------------------        ---------- ---------- ---------    -----------     -----------   -----------    ---------
Participating Bonds (1):
  Alban Place ...........(2),(8)             1986    7.875     Oct. 2008      $      -      $       -      $       -     $      -
  Arlington .............(9),(10)            2000    8.100     Jan. 2031        12,625         12,562            253       12,815
  Cobblestone ...........(4),(10)            1999    7.125     Aug. 2039         6,800          6,732           (238)       6,494
  Cool Springs ..........(4),(10)            2000    7.750     Aug. 2030        14,472         14,313            304       14,617
  Creekside Village .....(2),(4),(5),(6)     1987    7.500     Nov. 2009        11,760          7,396            690        8,086
  Crossings .............(4),(19)            1997    8.000     Jul. 2007         6,795          6,702            588        7,290
  Emerald Hills .........(2),(4),(5)         1988    7.750     Apr. 2008         6,725          6,725          1,889        8,614
  Jefferson Commons .....(15)                2000    8.200     Jan. 2031        19,862         19,563          1,093       20,656
  Lakeview Garden .......(2), (8)            1987    7.750     Aug. 2007             -              -              -            -
  Newport On Seven ......(2),(16)            1986    8.125     Aug. 2008             -              -              -            -
  North Pointe ..........(2), (8)            1986    7.875     Aug. 2006             -              -              -            -
  Northridge Park .......(2), (8)            1987    7.500     Jun. 2012             -              -              -            -
  Stone Mountain ........(8)                 1997    7.875     Oct. 2027             -              -              -            -
  Timber Ridge ..........(4),(10)            2000    7.950     Jan. 2036         5,215          5,119             44        5,163
  Villas at LaRiveria ...(4),(10)            1999    7.125     Jun. 2034         8,848          8,742            150        8,892
                                                                            -----------     -----------   -----------    ---------
  Subtotal participating bonds ............................................     93,102         87,854          4,773       92,627
                                                                            -----------     -----------   -----------    ---------

Non-Participating Bonds:
  Alban Place ...........(2),(4),(5),(8)     1986    7.150     Oct. 2008        10,065         10,065            979       11,044
  Baytown ...............(4),(10)            2000    7.750     Jun. 2030         5,000          4,950           (200)       4,750
  Bedford Park ..........(9)                 2000    8.000     Nov. 2032         9,325          9,232            188        9,420
  Buchanan Bay ..........(4)                 2001    5.830     Dec. 2031        10,725          9,098            930       10,028
  Charter House .........                    1996    7.450     Jul. 2026            25             25              3           28
  Cielo Vista ...........(4),(10)            1999    7.125     Sep. 2034         9,470          9,397           (637)       8,760
  Country Club ..........(10)                1999    7.250     Aug. 2029         2,475          2,444           (105)       2,339
  Delta Village .........(10)                1999    7.125     Jun. 2035         2,011          1,976            (76)       1,900
  Elmbrook-Golden .......(10)                2000    7.800     May. 2035         2,797          2,743             12        2,755
  Gannon-Cedar Run ......(4),(10)            1998    7.125     Dec. 2025        13,200         13,238             94       13,332
  Gannon-Dade ...........(17)                1998    7.125     Dec. 2029        54,883         55,162            408       55,570
  Gannon-Whispering Palms(4)                 1998    7.125     Dec. 2029        12,510         12,571           (186)      12,385
  Gannon Bond ...........(4),(10)            1998    7.125     Dec. 2029         3,500          3,500             44        3,544
  Hidden Valley .........(4),(10)            1996    8.250     Jan. 2026         1,620          1,620             16        1,636
  Hunter's Glen .........(4)                 2001    6.350     Dec. 2029        10,740          9,111          1,629       10,740
  Honey Creek ...........(9)                 2000    7.625     Jul. 2035        20,485         20,277           (816)      19,461
  Lakeview Garden .......(2),(4),(5),(6),(8) 1987    7.750     Aug. 2007         9,003          4,918          1,109        6,027
  Lake Piedmont .........(4),(6),(10)        1998    7.725     Apr. 2034        19,118         18,016         (5,016)      13,000
  Mountain View
   (Willowgreen) ........(2),(4),(6)         2000   8.000      Dec. 2010         9,275          6,769          2,784        9,553
  North Pointe ..........(2),(4),(6),(8)     1986   7.875      Aug. 2006        25,185         12,739         10,312       23,051
  Northridge Park .......(2),(4),(5),(8)     1987   7.500      Jun. 2012         8,815          8,815            220        9,035
  Oakbrook ..............(4),(10)            1996   8.200      Jul. 2026         3,065          3,094              1        3,095
  Oakmont/Towne Oaks ....(4),(10)            1998   7.200      Jan. 2034        11,219         11,197           (707)      10,490
  Orangevale ............(4),(10)            1998   7.000      Oct. 2013         2,242          2,242            (34)       2,208
  Paola .................(10)                1999   7.250      Aug. 2029         1,044          1,031            (60)         971
  Parkwood ..............(4),(10)            1999   7.125      Jun. 2035         3,910          3,841            860        4,701
  Riverset Phase II .....                    1996   9.500      Oct. 2019           110            105              8          113
  Sahuarita .............(4),(10)            1999   7.125      Jun. 2029         2,114          2,103           (147)       1,956
  Santa Fe Springs ......(4)                 2000   (14)       Jun. 2025        11,700         11,455           (808)      10,647
  Shadowbrook ...........(4),(10)            1999   6.850      Jun. 2029         5,780          5,767           (305)       5,462
  Southwinds ............(4),(10)            2000   8.000      Sep. 2030         4,347          4,261             43        4,304
  Stone Mountain ........(4),(8),(10)        1997   7.875      Oct. 2027        33,900         34,065              4       34,069
  Torries Chase .........(4),(10)            1996   8.150      Jan. 2026         1,985          1,985             60        2,045
  University Courtyard ..(9)                 2000   7.250      Mar. 2040         9,850          9,749            (96)       9,653
  Village Green .........(9)                 2001   7.625      Feb. 2035         6,444          6,464           (406)       6,058
  Villa Hialeah .........(2),(4),(5)         1999   6.000      Aug. 2019        10,250          8,005          1,323        9,328
  Western Hills .........(4),(10)            1998   7.000      Dec. 2029         3,024          3,024           (227)       2,797
  Wheeler Creek .........(4),(10)            1998   (13)       Jan. 2003        10,489         10,377            164       10,541
  Willow Key ............(4)                 2001   6.717      (18)             17,440         17,440           (262)      17,178
  Woodmark ..............(4),(10)            1999   7.125      Jun. 2039        10,200         10,072            128       10,200
                                                                            -----------     -----------   -----------   ---------
  Subtotal non-participating bonds .........................................   389,340        362,943         11,231      374,174
                                                                            -----------     -----------   -----------   ---------





                                                                                                 December 31, 2000
                                                                            ------------------------------------------------------
                                                      Base                      Face        Amortized       Unrealized     Fair
Investment in Mortgage                       Year    Interest  Maturity        Amount         Cost         Gain (Loss)     Value
Revenue Bonds                              Acquired  Rate (12)  Date          (000s)         (000s)           (000s)       (000s)
---------------------------------         --------- --------- ----------    -----------    ------------   ------------   ---------
Participating Bonds (1):
  Alban Place ...........(2),(8)             1986    7.875   Oct. 2008        $ 10,065      $  10,065     $       68    $  10,133
  Arlington .............(9),(10)            2000    8.100   Jan. 2031          12,625         12,562             63       12,625
  Cobblestone ...........(4),(10)            1999    7.125   Aug. 2039           6,800          6,732            102        6,834
  Cool Springs ..........(4),(10)            2000    7.750   Aug. 2030          14,472         14,313             87       14,400
  Creekside Village .....(2),(4),(5),(6)     1987    7.500   Nov. 2009          11,760          7,396            501        7,897
  Crossings .............(4),(19)            1997    8.000   Jul. 2007           6,838          6,746            494        7,240
  Emerald Hills .........(2),(4),(5)         1988    7.750   Apr. 2008           6,725          6,725          2,027        8,752
  Jefferson Commons .....(15)                2000    8.200   Jan. 2031          19,900         19,602            298       19,900
  Lakeview Garden .......(2), (8)            1987    7.750   Aug. 2007           9,003          4,918          1,066        5,984
  Newport On Seven ......(2),(16)            1986    8.125   Aug. 2008          10,125          7,898          2,889       10,787
  North Pointe ..........(2), (8)            1986    7.875   Aug. 2006          25,185         12,739          8,918       21,657
  Northridge Park .......(2), (8)            1987    7.500   Jun. 2012           8,815          8,815          1,125        9,940
  Stone Mountain ........(8)                 1997    7.875   Oct. 2027          33,900         34,080            (10)      34,070
  Timber Ridge ..........(4),(10)            2000    7.950   Jan. 2036           5,215          5,119             96        5,215
  Villas at LaRiveria ...(4),(10)            1999    7.125   Jun. 2034           8,850          8,744            150        8,894
                                                                            -----------     -----------    ----------    ---------

  Subtotal participating bonds .............................................   190,278        166,454         17,874      184,328
                                                                            -----------     -----------    ----------    ---------

Non-Participating Bonds:
  Alban Place ...........(2),(4),(5),(8)     1986    7.150   Oct. 2008               -              -              -            -
  Baytown ...............(4),(10)            2000    7.750   Jun. 2030           5,000          4,950           (100)       4,850
  Bedford Park ..........(9)                 2000    8.000   Nov. 2032           9,325          9,232           (274)       8,958
  Buchanan Bay ..........(4)                 2001    5.830   Dec. 2031               -              -              -            -
  Charter House .........                    1996    7.450   Jul. 2026              25             25              -           25
  Cielo Vista ...........(4),(10)            1999    7.125   Sep. 2034           9,500          9,427            (22)       9,405
  Country Club ..........(10)                1999    7.250   Aug. 2029           2,485          2,454            (93)       2,361
  Delta Village .........(10)                1999    7.125   Jun. 2035           2,011          1,976            (85)       1,891
  Elmbrook-Golden .......(10)                2000    7.800   May. 2035           2,800          2,746             (2)       2,744
  Gannon-Cedar Run ......(4),(10)            1998    7.125   Dec. 2025          13,200         13,238           (302)      12,936
  Gannon-Dade ...........(17)                1998    7.125   Dec. 2029          54,999         55,277         (1,137)      54,140
  Gannon-Whispering Palms(4)                 1998    7.125   Dec. 2029          12,676         12,737           (362)      12,375
  Gannon Bond ...........(4),(10)            1998    7.125   Dec. 2029           3,500          3,500            (53)       3,447
  Hidden Valley .........(4),(10)            1996    8.250   Jan. 2026           1,640          1,640             16        1,656
  Hunter's Glen .........(4)                 2001    6.350   Dec. 2029               -              -              -            -
  Honey Creek ...........(9)                 2000    7.625   Jul. 2035          20,485         20,277           (509)      19,768
  Lakeview Garden .......(2),(4),(5),(6),(8) 1987    7.750   Aug. 2007               -              -              -            -
  Lake Piedmont .........(4),(6),(10)        1998    7.725   Apr. 2034          19,118         18,016         (4,439)      13,577
  Mountain View
   (Willowgreen) ........(2),(4),(6)         2000    8.000   Dec. 2010           9,275          6,769          2,598        9,367
  North Pointe ..........(2),(4),(6),(8)     1986    7.875   Aug. 2006               -              -              -            -
  Northridge Park .......(2),(4),(5),(8)     1987    7.500   Jun. 2012               -              -              -            -
  Oakbrook ..............(4),(10)            1996    8.200   Jul. 2026           3,105          3,134             95        3,229
  Oakmont/Towne Oaks ....(4),(10)            1998    7.200   Jan. 2034          11,249         11,227           (203)      11,024
  Orangevale ............(4),(10)            1998    7.000   Oct. 2013           2,328          2,328            (58)       2,270
  Paola .................(10)                1999    7.250   Aug. 2029           1,048          1,035            (71)         964
  Parkwood ..............(4),(10)            1999    7.125   Jun. 2035           3,910          3,842            604        4,446
  Riverset Phase II .....                    1996    9.500   Oct. 2019             110            105              8          113
  Sahuarita .............(4),(10)            1999    7.125   Jun. 2029           2,120          2,108           (200)       1,908
  Santa Fe Springs ......(4)                 2000    (14)    Jun. 2025          15,100         11,455           (281)      11,174
  Shadowbrook ...........(4),(10)            1999    6.850   Jun. 2029           5,780          5,767             13        5,780
  Southwinds ............(4),(10)            2000    8.000   Sep. 2030           4,350          4,263             43        4,306
  Stone Mountain ........(4), (8), (10)      1997    7.875   Oct. 2027               -              -              -            -
  Torries Chase .........(4),(10)            1996    8.150   Jan. 2026           2,010          2,010             60        2,070
  University Courtyard ..(9)                 2000    7.250   Mar. 2040           9,850          9,749            (47)       9,702
  Village Green .........(9)                 2001    7.625   Feb. 2035               -              -              -            -
  Villa Hialeah .........(2),(4),(5)         1999    6.000   Aug. 2019          10,250          8,005          1,630        9,635
  Western Hills .........(4),(10)            1998    7.000   Dec. 2029           3,033          3,033           (227)       2,806
  Wheeler Creek .........(4),(10)            1998    (13)    Jan. 2003           8,633          8,521           (350)       8,171
  Willow Key ............(4)                 2001    6.717   (18)                    -              -              -            -
  Woodmark ..............(4),(10)            1999    7.125   Jun. 2039          10,200         10,072           (229)       9,843
                                                                            -----------     -----------    ----------    ---------

  Subtotal non-participating bonds .........................................   259,115        248,918         (3,977)     244,941
                                                                            -----------     -----------    ----------    ---------





                                                                                                 September 30, 2001
                                                                             -----------------------------------------------------
                                                     Base                       Face         Amortized     Unrealized        Fair
Investment in Mortgage                       Year   Interest  Maturity         Amount          Cost        Gain (Loss)      Value
Revenue Bonds                              Acquired  Rate (12) Date            (000s)         (000s)         (000s)         (000s)
---------------------------------          --------- -------- --------      -----------     -----------    -----------   ---------
Participating Subordinate Bonds (1):
  Barkley Place .........(3),(4),(6),(10)     1995  16.000   Jan. 2030           3,480          2,445          3,418        5,863
  Gilman Meadows ........(3),(4),(6),(10)     1995   3.000   Jan. 2030           2,875          2,530          2,440        4,970
  Hamilton Chase ........(3),(4),(6),(10)     1995   3.000   Jan. 2030           6,250          4,140           (560)       3,580
  Mallard Cove I ........(3),(4),(6),(10)     1995   3.000   Jan. 2030           1,670            798            343        1,141
  Mallard Cove II .......(3),(4),(6),(10)     1995   3.000   Jan. 2030           3,750          2,429            877        3,306
  Meadows ...............(3),(4),(6),(10)     1995  16.000   Jan. 2030           3,635          3,716            321        4,037
  Montclair .............(3),(4),(6),(10)     1995   3.000   Jan. 2030           6,840          1,691          1,728        3,419
  Newport Village .......(3),(4),(6),(10)     1995   3.000   Jan. 2030           4,175          2,973          2,287        5,260
  Nicollet Ridge ........(3),(4),(6),(10)     1995   3.000   Jan. 2030          12,415          6,075          3,231        9,306
  Riverset Phase II .....      (6)            1996  10.000   Oct. 2019           1,489              -          1,608        1,608
  Steeplechase ..........(3),(4),(6),(10)     1995  16.000   Jan. 2030           5,300          4,224           (446)       3,778
  Whispering Lake .......(3),(4),(6),(10)     1995   3.000   Jan. 2030           8,500          4,779          3,958        8,737
                                                                            ------------    -----------    -----------   ---------
  Subtotal participating subordinate bonds ................................     60,379         35,800         19,205       55,005
                                                                            ------------    -----------    -----------   ---------

Non-Participating Subordinate Bonds:
  CapReit B                                   2000   11.000  Sep. 2005               -              -              -            -
  Cinnamon Ridge ........(6)                  1999    5.000  Jan. 2015           1,832          1,218             46        1,264
  Farmington Meadows ....(10)                 1999    8.000  Aug. 2039           1,985          1,940             55        1,995
  Independence Ridge ....(10)                 1996   12.500  Dec. 2015           1,045          1,045            105        1,150
  Locarno ...............(10)                 1996   12.500  Dec. 2015             675            675             41          716
  Olde English Manor ....(11)                 1998   10.570  Nov. 2033           1,273          1,268           (160)       1,108
  Peaks at Conyers ......                     2001    9.125  Nov. 2039           5,420          5,250            170        5,420
  Rillito B Series ......(6),(7)              2000   13.000  Dec. 2033           1,054          1,241           (324)         917
  Winter Oaks B bond ....(6),(10)             1999    7.500  Jul. 2022           2,184          2,133             61        2,194
  Winter Oaks C bond ....(6),(10)             1999   10.000  Jul. 2022           2,141          1,654            347        2,001
                                                                            -----------     -----------    -----------   ---------

  Subtotal non-participating subordinate bonds .............................    17,609         16,424            341       16,765
                                                                            -----------     -----------    -----------   ---------


Total investment in mortgage revenue bonds ................................  $ 560,430      $ 503,021       $ 35,550    $ 538,571
                                                                            ============    ===========    ===========  ==========




                                                                                             December 31, 2000
                                                                     -------------------------------------------------------------
                                                        Base                    Face         Amortized     Unrealized      Fair
Investment in Mortgage                        Year   Interest  Maturity         Amount          Cost       Gain (Loss)     Value
Revenue Bonds                               Acquired  Rate (12) Date           (000s)         (000s)         (000s)       (000s)
---------------------------------           --------- --------- ------   ---------------   ------------   ------------- ----------
Participating Subordinate Bonds (1):
  Barkley Place .........(3),(4),(6),(10)     1995   16.000   Jan. 2030          3,480          2,445          3,407        5,852
  Gilman Meadows ........(3),(4),(6),(10)     1995    3.000   Jan. 2030          2,875          2,530          2,221        4,751
  Hamilton Chase ........(3),(4),(6),(10)     1995    3.000   Jan. 2030          6,250          4,140          (468)        3,672
  Mallard Cove I ........(3),(4),(6),(10)     1995    3.000   Jan. 2030          1,670            798            309        1,107
  Mallard Cove II .......(3),(4),(6),(10)     1995    3.000   Jan. 2030          3,750          2,429            758        3,187
  Meadows ...............(3),(4),(6),(10)     1995   16.000   Jan. 2030          3,635          3,716            276        3,992
  Montclair .............(3),(4),(6),(10)     1995    3.000   Jan. 2030          6,840          1,691          1,958        3,649
  Newport Village .......(3),(4),(6),(10)     1995    3.000   Jan. 2030          4,175          2,973          2,016        4,989
  Nicollet Ridge ........(3),(4),(6),(10)     1995    3.000   Jan. 2030         12,415          6,075          3,267        9,342
  Riverset Phase II .....      (6)            1996   10.000   Oct. 2019          1,489              -          1,863        1,863
  Steeplechase ..........(3),(4),(6),(10)     1995   16.000   Jan. 2030          5,300          4,224           (591)       3,633
  Whispering Lake .......(3),(4),(6),(10)     1995    3.000   Jan. 2030          8,500          4,779          3,839        8,618
                                                                           ------------------------------------------------------

  Subtotal participating subordinate bonds .................................    60,379         35,800         18,855       54,655
                                                                            -----------    -----------     -----------   ---------

Non-Participating Subordinate Bonds:
   CapReit B ............                     2000   11.000   Sep. 2005          5,000          4,950            100        5,050
   Cinnamon Ridge .......(6)                  1999    5.000   Jan. 2015          1,832          1,218             28        1,246
   Farmington Meadows ...(10)                 1999    8.000   Aug. 2039          1,991          1,946             55        2,001
   Independence Ridge ...(10)                 1996   12.500   Dec. 2015          1,045          1,045            105        1,150
   Locarno ..............(10)                 1996   12.500   Dec. 2015            675            675             41          716
   Olde English Manor ...(11)                 1998   10.570   Nov. 2033          1,273          1,268           (173)       1,095
   Peaks at Conyers .....                     2001    9.125   Nov. 2039              -              -              -            -
   Rillito B Series .....(6),(7)              2000   13.000   Dec. 2033          1,044          1,241           (343)         898
   Winter Oaks B bond ...(6),(10)             1999    7.500   Jul. 2022          2,184          2,133              7        2,140
   Winter Oaks C bond ...(6),(10)             1999   10.000   Jul. 2022          2,141          1,654            316        1,970


   Subtotal non-participating subordinate bonds ............................    17,185         16,130            136       16,266
                                                                            -----------    -----------     ----------    ---------


Total investment in mortgage revenue bonds ................................. $ 526,957        $ 467,302     $ 32,888    $ 500,190
                                                                            ============    ============   ===========  ==========

(1) These bonds also contain additional interest features contingent on available cash flow.
(2) One of the original 22 bonds.
(3) Series B Bonds derived from original 22 bonds.
(4) These assets were pledged as collateral as of September 30, 2001.
(5) TE Bond Sub or its subsidiaries own an 87% interest in these investments.
(6) At September 30, 2001 these bonds were on non-accrual status.
(7) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.
(8) These bonds were reissued or refunded during 2001. Prior to the reissuance or refunding the bonds were participating.  Following the transaction, the new bonds are non-participating.
(9) The underlying bonds are held in a trust;  TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(10) Investments held by TE Bond Sub or its subsidiaries.
(11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
(12) The base interest rate represents the permanent base interest rate on the investment as of September 30, 2001.
(13) The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.
(14) The interest rate on the Santa Fe bond will reset in May 2002.  At that time the bond will be remarketed at par or a rate not exceeding a rate that will allow the property to perform at a 1.05 debt service coverage on the bond.
(15) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 81% of underlying bond. TE Bond Sub also owns the 19% certificate which is pledged as collateral at September 30, 2001.
(16) This bond was paid off during the third quarter of 2001.
(17) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 53% of underlying bond. TE Bond Sub also owns the 47% certificate which is pledged as collateral at
     September 30, 2001.
(18) This investment is comprised of two bonds. The 1998 Series I-1 bond has a face amount of $1,565 and a maturity date of
     June 11, 2009. The 1998 Series I-2 bond has a face amount of $15,875 and a maturity date of June 11, 2033.
(19) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate.



NOTE 3 - SECURITIZATION TRANSACTIONS

     The Company primarily securitizes mortgage bonds in its portfolio through the Merrill Lynch P-FLOATs(sm) program. Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch, in turn, deposits the bonds into a trust, which is created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATs(sm) and RITES(sm), are created for each asset deposited into the trust. The P-FLOATs(sm) are short-term floating rate interests in the trust that have priority on the cash flows of the mortgage bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATs(sm) are sold to qualified third party investors. When the Company sells a bond to Merrill Lynch, the Company receives the proceeds from the sale of the P-FLOATs(sm), less certain transaction costs, and retains the residual interests in the trust, the RITES(sm). When Merrill Lynch buys the bond directly, the Company purchases the RITES(sm). The RITES(sm) are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATs(sm) interest.

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

     In conjunction with the refinancing of the Term Securitization Facility (discussed in Note 8), after the Gannon-Dade bond was removed from the Term Securitization Facility, the Company securitized a $29.0 million (face amount) interest in the bond through the Merrill Lynch P-FLOATs(sm) program. The Company purchased a $5,000 RITES(sm) interest for in the Gannon-Dade securitization trust for $33,000.


NOTE 4 - OTHER BOND RELATED INVESTMENTS

     At September 30, 2001, the Company's other bond related investments are primarily investments in RITES(sm). At December 31, 2000, the Company's other bond related investments also included investments in interest rate swaps and total return swaps. In conjunction with the adoption of FAS 133 on January 1, 2001, the Company's investments in interest rate swaps and total return swaps were reclassified to investments in derivative financial instruments (see further discussion in Note 5). The table at the end of this note provides certain information with respect to the other bond related investments held by the Company at September 30, 2001 and December 31, 2000.

     During the third quarter of 2001, the Company did not purchase any new RITES(sm) investments other than the Gannon-Dade RITES(sm) discussed in Note 3.

RITES(sm) Valuation Analysis
----------------------------
     The fair value of a RITES(sm) investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATs(sm) face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company's RITES investments. In addition, the RITES(sm) investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

     At September 30, 2001, a 10% and 20% adverse change in the discount rate used to estimate the fair value of the Company's RITES(sm) would have the following impact:

      (000s)                                                   RITES(sm)
      Fair value of retained interests ......................     $8,618
      Residual cash flows discount rate (annual rate) .......4.5% - 8.9%
      Impact on fair value of 10% adverse change ............    $19,467
      Impact on fair value of 20% adverse change ............    $37,250



The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.



                                                                                   September 30, 2001
                                                            ----------------------------------------------------------------------
                                                               Face     Amortized     Unrealized             Fair Value
                                                   Year       Amount      Cost        Gain (Loss)     Assets      Liabilities (4)
Other Bond Related Investments:                  Acquired     (000s)     (000s)        (000s)         (000s)          (000s)
-------------------------------------------     ----------- ----------  ------------  ------------   -----------  ----------------
Investment in RITES:
     Barrington ...........................(1)     2000     $     5     $      5     $     273      $     278     $        -
     Briarwood ............................(1)     1999         135          104           493            597              -
     Charter House ........................(1)     1996          80          210           813          1,023              -
     Cinnamon Ridge .......................(1)     2000           5          328         1,646          1,974              -
     Fort Branch ..........................(1)     2000           8            8           431            439              -
     Indian Lakes .........................(1)     1997       3,170        3,259           751          4,010              -
     LaPaloma .............................(1)     1999           8            8          (394)             -           (386)
     LeMirador (Coleman Senior) ...........(1)     1999         165            4           274            278              -
     Meridian at Bridgewater ..............(1)     1999           5           38           (33)             5              -
     Museum Towers ........................        2001           5            5           158            163              -
     Oklahoma City ........................(1)     1998         195          234        (3,549)             -         (3,315)
     Olde English Manor ...................(1)     1999          76           94          (382)             -           (288)
     Palisades Park .......................(1)     1999          90           78           189            267              -
     Park at Landmark .....................        2000           5           14           328            342              -
     Pavillion ............................(1)     1999           5            5          (230)             -           (225)
     Queen Anne IV ........................(1)     1998          65           65             -             65              -
     Rancho Mirage/Castle Hills ...........(1)     2000           5            5          (128)             -           (123)
     Rillito Village ......................(1)     1999          65           63          (312)             -           (249)
     Riverset Phase I .....................(1)     2000           5        1,071         1,879          2,950              -
     Riverset Phase II ....................(1)     1996          75           75           150            225              -
     Riverview ............................(1)     2000           5            5           213            218              -
     Sienna (Italian Gardens) .............(1)     1999         160            -           155            155              -
     Silver Springs .......................(1)     2000           5           32           435            467              -
     Sonterra .............................(1)     1998           5           32          (924)             -           (892)
     Southgate Crossings ..................(1)     1997          75          450         1,482          1,932              -
     Southwood ............................(1)     1997         425          320        (1,928)             -         (1,608)
     Village at Sun Valley ................(1)     2000           5            5           280            285              -
     Village Green ........................(1)     2000           -            -             -              -              -
     Woodglen .............................(1)     1999           5           32            (1)            31              -
                                                            ----------  ------------  ------------   -----------  ----------------
Subtotal investment in RITES ..............                   4,857        6,549         2,077         15,704         (7,086)
                                                            ----------  ------------  ------------   -----------  ----------------


                                                                        ------------  ------------   -----------  ----------------
Interest rate agreements (2), (5) .........       Various                      -             -              -              -
                                                                        ------------  ------------   -----------  ----------------

Investment in total return swaps (3), (5):
     Club West  (3/30/99 - 7/19/02) .......        1999           -            -             -              -              -
     Willow Key (3/30/99 - 7/19/02) .......        1999           -            -             -              -              -
                                                            ----------  ------------  ------------   -----------  ----------------
Total investment in total return swaps ....                       -            -             -              -              -
                                                            ----------  ------------  ------------   -----------  ----------------


Total other bond related investments ......                             $  6,549     $   2,069      $  15,704    $    (7,086)
                                                                        ============  ============   ===========  ================





                                                                                      December 31, 2000
                                                             ---------------------------------------------------------------------
                                                                         Unrealized                           Fair Value
                                                   Year        Amount       Cost        Gain (Loss)    Assets     Liabilities (4)
Other Bond Related Investments:                  Acquired      (000s)      (000s)         (000s)       (000s)        (000s)
-------------------------------------------     ------------ ---------- ------------ -------------- -----------  -----------------
Investment in RITES:
     Barrington ...........................(1)     2000     $     5     $      4     $       1      $       5    $         -
     Briarwood ............................(1)     1999         135          104           618            722              -
     Charter House ........................(1)     1996          80          242           684            926              -
     Cinnamon Ridge .......................(1)     2000           5          330         1,573          1,903              -
     Fort Branch ..........................(1)     2000           8            8           123            131              -
     Indian Lakes .........................(1)     1997       3,250        3,356           864          4,220              -
     LaPaloma .............................(1)     1999           8            8          (263)             -           (255)
     LeMirador (Coleman Senior) ...........(1)     1999         165            4            71             75              -
     Meridian at Bridgewater ..............(1)     1999           5           44          (181)             -           (137)
     Museum Towers ........................        2001           -            -             -              -              -
     Oklahoma City ........................(1)     1998         195          239        (2,384)             -         (2,145)
     Olde English Manor ...................(1)     1999          76           95          (201)             -           (106)
     Palisades Park .......................(1)     1999         100           92          (276)             -           (184)
     Park at Landmark .....................        2000           5           20            69             89              -
     Pavillion ............................(1)     1999           5            5          (357)             -           (352)
     Queen Anne IV ........................(1)     1998          65           65          (145)             -            (80)
     Rancho Mirage/Castle Hills ...........(1)     2000           5            5           192            197              -
     Rillito Village ......................(1)     1999          65           64          (407)             -           (343)
     Riverset Phase I .....................(1)     2000           5        1,076         1,717          2,793              -
     Riverset Phase II ....................(1)     1996          75          189            73            262              -
     Riverview ............................(1)     2000           5            4             1              5              -
     Sienna (Italian Gardens) .............(1)     1999         160            -            30             30              -
     Silver Springs .......................(1)     2000           5           34           (29)             5              -
     Sonterra .............................(1)     1998           5           32          (672)             -           (640)
     Southgate Crossings ..................(1)     1997          83          501         1,503          2,004              -
     Southwood ............................(1)     1997         430          309        (1,561)             -         (1,252)
     Village at Sun Valley ................(1)     2000           5            5            70             75              -
     Village Green ........................(1)     2000           5           26           (16)            10              -
     Woodglen .............................(1)     1999           5           35          (243)             -           (208)
                                                            ----------- ------------ -------------  -----------  -----------------
Subtotal investment in RITES ..............                   4,960        6,896           854         13,452         (5,702)
                                                            ----------- ------------ -------------  ----------   -----------------


                                                                        ------------ -------------  -----------  -----------------
Interest rate agreements (2), (5) .........       Various                      -       (10,438)             5         (10,443)
                                                                        ------------ -------------  -----------  -----------------

Investment in total return swaps (3), (5):
     Club West  (3/30/99 - 7/19/02) .......        1999       7,960            -          (680)             -            (680)
     Willow Key (3/30/99 - 7/19/02) .......        1999      17,440            -        (1,159)             -          (1,159)
                                                            ----------- ------------ -------------  -----------  -----------------
Total investment in total return swaps ....                  25,400            -        (1,839)             -          (1,839)
                                                            ----------- ------------ -------------  -----------  -----------------


Total other bond related investments ......                             $  6,896     $ (11,423)     $  13,457    $    (17,984)
                                                                        ============ =============  ===========  =================

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



NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     Upon adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps, total return swaps and put option contracts was reclassified from investment in other bond related investments to investment in derivative financial instruments (see further discussion in Note 1). The table at the end of this note provides certain information with respect to the derivative financial instruments held by the Company at September 30, 2001.

Interest rate swaps
-------------------
     Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trust created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Historically, the Company has attempted to offset substantially all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate exposure may not have been fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments.

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

Total Return Swaps
------------------
     To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch that replicate the total return on a bond or loan financed at a then current market interest rate ("financing rate"). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay Merrill Lynch the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond or loan. The Company held one total return swap at September 30, 2001 with a notional amount of $8.0 million.

Put Options
-----------
     The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company receives an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At September 30, 2001, the Company had four put options with a fair value of zero. The Company's aggregate obligation under these put options is $107.3 million at September 30, 2001.




                                                                                        September 30, 2001
                                                                          ------------------------------------------------
                                                                             Face                 Fair Value
                                                             Year           Amount          Assets         Liabilities (3)
Investment in derivative financial instruments (4):        Acquired         (000s)          (000s)              (000s)
---------------------------------------------------      -----------      ----------    -------------     ----------------

Interest rate agreements (1)                               Various                       $        -       $     (20,016)
                                                                                        -------------     ----------------

Investment in total return swaps (2):
              Club West  (3/30/99 - 7/19/02)                 1999             7,960               -                (525)
                                                                          ----------    -------------     ----------------
Total investment in total return swaps                                        7,960               -                (525)
                                                                          ----------    -------------     ----------------

Total investment in derivative financial instruments                                     $        -       $     (20,541)
                                                                                        =============     ================



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



NOTE 6 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed in Note 9 to the Company's 2000 Form 10-K. The following table summarizes loans receivable by loan type at September 30, 2001 and December 31, 2000.

(000s)
Loan Type                         September 30,         December 31,
                                     2001                   2000
                                  ------------          -----------
Taxable construction loans           $250,009              $270,481
Permanent Loans                        69,312                39,821
Taxable loans                          32,529                18,416
Other loans                            28,610                21,424
                                     ---------             --------
                                      380,460               350,142
Allowance for loan losses                (809)                 (851)
                                     ---------             --------
Total                                $379,651              $349,291
                                     =========             ========

NOTE 7 - NOTES PAYABLE

     The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland Financial Holdings, Inc. ("Midland") used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 12 to the Company's 2000 Form 10-K. The following table summarizes notes payable at September 30, 2001 and December 31, 2000.

(000s)                                 September 30,        December 31,
                                          2001                   2000
                                         --------              ---------
Notes payable                            $212,692              $234,830
Group Trust Warehouse Facility and
      Lines of Credit                      52,415                26,225
Residential Funding Warehouse
       Facility                            52,619                54,481
Bank Lines of Credit                       13,325                 8,539
Other                                         313                 5,084
                                         --------              ---------
Total                                    $331,364              $329,159
                                         ========              =========

NOTE 8 - TERM DEBT

     In July 2001, TE Bond Sub refinanced its Term Securitization Facility (discussed fully in Note 4 to the Company's 2000 Form 10-K). The result of the refinancing was a reduction of the outstanding debt from $67 million to $45 million. Substantially all other terms of the debt remained the same. TE Bond Sub now holds a $5,000 Class B certificate in the facility and the $45.0 million Class A certificates are held by a third party investor. In order to accomplish the refinancing, the Company removed the Gannon-Dade bond (face amount of $55.1 million) and the Whispering Palms bond (face amount of $12.7 million) from the Term Securitization Facility. These assets were replaced with four new assets with a total face amount of $45.0 million. The new assets in the trust are:
Jefferson Commons (face amount of $16.1 million), Florida A&M (face amount of $9.9 million), Village Green (face amount of $6.4 million) and Arlington (face amount of $12.6 million).

     In conjunction with this transaction, after the Gannon-Dade bond was removed from the Term Securitization Facility, the Company securitized a $29.0 million (face amount) interest in the bond through the Merrill Lynch P-FLOATs(sm) program. The Company purchased a $5,000 RITES(sm) interest for in the Gannon-Dade securitization trust for $33,000.

NOTE 9 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

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

                                     Series A                Series B
                                 Preferred Shares        Preferred Shares
 Issue date                        May 27, 1999            June 2, 2000
 Number of shares                       42                      30
 Par amount per share               $2,000,000              $2,000,000
 Dividend rate                        6.875%                   7.75%
 First remarketing date           June 30, 2009          November 1, 2010
 Optional redemption date         June 30, 2009          November 1, 2010
 Redemption date                  June 30, 2049            June 30, 2050


The following table reflects the composition of the Series A and Series B Preferred Shareholders' equity in TE Bond Sub.


                                             Series A            Series B
                                         Preferred Shares    Preferred Shares             Total
                                         ----------------    ----------------             ------
Balance, December 31, 2000                        $80,060            $57,604            $137,664

Offering costs adjustment                               -                 (9)                 (9)
Income allocable to preferred shares                4,330              3,488               7,818

Distributions                                      (4,330)            (3,488)             (7,818)

Balance, September 30, 2001                       $80,060            $57,595            $137,655



     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Mortgage Revenue Bonds table in
Note 2 and in footnotes to the Other Bond Related Investments table in Note 4. The fair value of such assets aggregated $452.1 million at September 30, 2001.

NOTE 10 - EARNINGS PER SHARE

     The table below reconciles the numerators and denominators in the basic and diluted EPS calculations for common shares for the three and nine months ended September 30, 2001 and 2000.




                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                                 RECONCILIATION OF BASIC AND DILUTED EPS
                                             (In thousands, except share and per share data)
                                                               (unaudited)

                                                For the three months ended                    For the three months ended
                                                    September 30, 2001                            September 30, 2000
                                             Income        Shares       Per Share        Income        Shares       Per Share
                                           (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)    Amount
                                           -----------  -------------  ----------      -----------  -------------  -----------

Basic EPS

Net income allocable to common shares .....$    6,514     21,590,584   $    0.30       $    7,234     17,447,886   $     0.41
                                                                       ==========                                  ===========

Effect of Dilutive Securities

Options and deferred shares ...............         -        526,053                            -        611,229

Convertible preferred shares
   to the extent dilutive .................         3        281,344                            -              -
                                           -----------  -------------                   ----------  ------------

Diluted EPS

Net income allocable to common shares
   plus assumed conversions ...............$    6,517     22,397,981   $    0.29       $    7,234     18,059,115   $     0.40
                                           ===========  =============  ==========      ===========  =============  ===========

                                                For the nine months ended                     For the nine months ended
                                                    September 30, 2001                            September 30, 2000
                                             Income        Shares       Per Share        Income        Shares       Per Share
                                           (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)    Amount
                                           -----------  -------------  ----------      -----------  -------------  -----------

Basic EPS

Net income allocable to common shares .....$    9,263     21,034,369   $    0.44       $   20,732     17,436,639   $     1.19
                                                                       ==========                                  ===========

Effect of Dilutive Securities

Options and deferred shares ...............         -        492,371                            -        444,211

Convertible preferred shares
   to the extent dilutive .................         3         93,781                            -              -
                                           -----------  -------------                   ----------  -------------

Diluted EPS

Net income allocable to common shares
   plus assumed conversions ...............$    9,266     21,620,521   $    0.43       $   20,732     17,880,850   $     1.16
                                           ===========  =============  ==========      ===========  =============  ===========



NOTE 11 - DISTRIBUTIONS

     On October 18, 2001, the Board of Directors declared distributions for the three months ended September 30, 2001 for shareholders of record on October 29, 2001. The payment date was November 9, 2001. The per share distributions are shown on the table below.

                                                                                                        Preferred Capital
                                                                        Preferred Shares               Distribution Shares
                                                     Common      -------------------------------  -------------------------------
                                                     Shares        Series I        Series II        Series I        Series II
                                                   -----------   --------------  ---------------  --------------  ---------------

Distributions paid on May 11, 2001
  to holders of record on April 30, 2001:
      For the three months ended
      March 31, 2001 (1) .........................   $ 0.4250         $  10.08         $   5.00        $   7.78         $   1.75

Distributions paid on August 10, 2001
  to holders of record on July 30, 2001:
      For the three months ended
      June 30, 2001 (2) ..........................     0.4275            11.70            11.40            8.60             3.95

Distributions paid on November 9, 2001
  to holders of record on October 29, 2001:
      For the three months ended
      September 30, 2001 .........................     0.4300            11.70            11.40            8.60             3.95
                                                   -----------   --------------  ---------------  --------------  ---------------

Total 2001 Distributions .........................   $ 1.2825         $  33.48         $  27.80        $  24.98         $   9.65
                                                   ===========   ==============  ===============  ==============  ===============

(1) The distributions for the Series I Preferred Shares and Preferred Capital
    Distribution Shares include a special distribution of $1.48 which represents their pro rata portion of the proceeds from the sale of a taxable loan secured by the property known as Mountain View.

(2) In June 2001, approximately 26% of Series I Preferred Shares and Preferred
    Capital Distribution Shares and approximately 56% of Series II Preferred
    Shares and Preferred Capital Distribution Shares were redeemed. The effect of this redemption was a decrease in the number of shares outstanding, which, in turn caused the per share distribution to increase.



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

     The table below reflects the results of the Company's segments for the three and nine months ended September 30, 2001 and 2000.



                                    Municipal Mortgage & Equity, LLC
                                            Segment Reporting
                                      (in thousands) (unaudited)

                                                   For the three months ended September 30, 2001
                                                --------------------------------------------------
                                                                                         Total
INCOME:                                         Investing  Operating   Adjustments     Consolidated
                                                --------- ----------  -----------     -------------
Interest on mortgage revenue bonds and
 other bond related investments ................$ 11,393    $   760       $    -        $ 12,153
Interest on loans ..............................     757      7,704            -           8,461
Loan origination and brokerage fees ............       -      1,411          (89) (1)      1,322
Syndication fees ...............................       -      3,291            -           3,291
Loan servicing fees ............................       -      1,659            -           1,659
Interest on short-term investments .............     308        179            -             487
Other income ...................................       -      1,395            -           1,395
Net gain on sales ..............................   2,227      1,294            -           3,521
                                                --------- ----------  -----------     -----------
    Total income ................................ 14,685     17,693          (89)         32,289
                                                --------- ----------  -----------     -----------
EXPENSES:
Salaries and benefits ..........................     437      5,090            -           5,527
Professional Fees ..............................     273        841            -           1,114
Operating expenses .............................     183      1,698            -           1,881
Goodwill and other intangibles amortization ....       -        694            -             694
Interest expense ...............................   1,551      6,322            -           7,873
Other-than-temporary impairments related to
 investments in mortgage revenue bond and
 other bond related investments ................       -          -            -               -
                                                --------- ----------  -----------     -----------
 Total expenses ................................   2,444     14,645            -          17,089
Net holding losses on trading securities .......  (4,670)         -            -          (4,670)
                                                --------- ----------  -----------     -----------
Net income before income allocated to
 preferred shareholders in a subsidiary
 company, income taxes and cumulative
 effect of accounting change ...................   7,571      3,048          (89)         10,530
Income allocable to preferred shareholders
 in a subsidiary company .......................   2,606          -            -           2,606
                                                --------- ----------  -----------     -----------
Net income before income taxes and
 cumulative effect of accounting change ........   4,965      3,048          (89)          7,924
Income taxes ...................................       -        805            -             805
                                                --------- ----------  -----------     -----------
Net income before cumulative effect of
 accounting change .............................   4,965      2,243          (89)          7,119
Cumulative effect on prior years of
 change in  accounting for derivative
 financial instruments .........................       -          -            -               -
                                                --------- ----------  -----------     -----------
Net income .....................................$  4,965    $ 2,243       $  (89)       $  7,119
                                                ========= ==========  ===========     ===========





                                    Municipal Mortgage & Equity, LLC
                                            Segment Reporting
                                       (in thousands) (unaudited)

                                                   For the nine months ended September 30, 2001
                                                ------------------------------------------------------
                                                                                           Total
INCOME:                                          Investing  Operating  Adjustments      Consolidated
                                                 ---------- ---------- ------------     --------------
Interest on mortgage revenue bonds and
 other bond related investments ................$ 34,135    $ 1,997     $      -         $   36,132
Interest on loans ..............................   1,883     23,527            -             25,410
Loan origination and brokerage fees ............       -      3,623         (509) (1)         3,114
Syndication fees ...............................       -      8,016            -              8,016
Loan servicing fees ............................       -      5,020            -              5,020
Interest on short-term investments .............   1,562        620            -              2,182
Other income ...................................       -      7,851            -              7,851
Net gain on sales ..............................   2,227      2,339            -              4,566
                                                ---------  ---------  -----------     --------------
    Total income ...............................  39,807     52,993         (509)            92,291
                                                ---------  ---------  -----------     --------------
EXPENSES:
Salaries and benefits ..........................   1,199     13,803            -             15,002
Professional Fees ..............................     771      1,947            -              2,718
Operating expenses .............................     645      4,917            -              5,562
Goodwill and other intangibles amortization ....       -      2,015            -              2,015
Interest expense ...............................   4,638     18,830            -             23,468
Other-than-temporary impairments related to
 investments in mortgage revenue bond and
 other bond related investments ................       -      3,256            -              3,256
                                                ---------  ---------  -----------     --------------
 Total expenses ................................   7,253     44,768            -             52,021
Net holding losses on trading securities .......  (8,263)         -            -             (8,263)
                                                ---------  ---------  -----------     --------------
Net income before income allocated to
 preferred shareholders in a subsidiary
 company, income taxes and cumulative
 effect of accounting change ...................  24,291      8,225         (509)            32,007
Income allocable to preferred shareholders
 in a subsidiary company .......................   7,818          -            -              7,818
                                                ---------  ---------  -----------     --------------
Net income before income taxes and
 cumulative effect of accounting change ........  16,473      8,225         (509)            24,189
Income taxes                                           -      1,032            -              1,032
                                                ---------  ---------  -----------     --------------
Net income before cumulative effect of
 accounting change .............................  16,473      7,193         (509)            23,157
Cumulative effect on prior years of
 change in  accounting for derivative
 financial instruments ......................... (12,277)         -            -            (12,277)
                                                ---------  ---------  -----------     --------------
Net income .....................................$  4,196    $ 7,193     $   (509)        $   10,880
                                                =========  =========  ===========     ==============

Notes:
(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.



NOTE 13 - SUBSEQUENT EVENT

     In October 2001, TE Bond Sub sold to institutional investors 8 shares of 6.30% Series A-1 Cumulative Preferred Shares Due 2049 ("Series A-1 Shares") and 4 shares of 6.80% Series B-1 Subordinate Cumulative Preferred Shares Due 2050 ("Series B-1 Shares"). The Series A-1 Shares and Series B-1 Shares are senior to the Company's ownership interest in TE Bond Sub. The Series A-1 Shares are equal in priority of payment to the Series A Preferred Shares issued in May 1999 (see
Note 9). The Series B-1 Shares are equal in priority of payment to the Series B Preferred Shares issued in June 2000 (see Note 9). The following table provides a summary of certain terms of the Series A-1 and Series B-1 Shares.

                                 Series A-1               Series B-1
                              Preferred Shares         Preferred Shares
Issue date                    October 9, 2001           October 9, 2001
Number of shares                     8                         4
Par amount per share             $2,000,000               $2,000,000
Dividend rate                      6.30%                     6.80%
First remarketing date         June 30, 2009           November 1, 2010
Optional redemption date       June 30, 2009           November 1, 2010
Redemption date                June 30, 2049             June 30, 2050

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General Business

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing financings.


Results of Operations

Quarterly Results Analysis

     Total income for the three months ended September 30, 2001 increased by approximately $6.4 million over the same period last year due primarily to (i) an increase in collections of interest totaling $1.8 million on bonds, other bond related investments and loans, (ii) an increase in loan servicing fees, loan origination and brokerage fees, syndication fees and other income of $2.0 million due primarily to an increase in syndication fees and commissions, (iii) an increase in gain on sale of taxable loans of $3.3 million as a result of the gain related to the pay off of the Newport on Seven bond and net gains on the sale of loans on which the Company retained the servicing rights, (iv) offset in part by a $0.7 million decrease in interest on short-term investments.

     Salary and benefits, professional fees and operating expenses for the three months ended September 30, 2001 increased by approximately $2.5 million over the same period last year due primarily to (i) a $1.7 million increase in salary and benefits expense associated with an increase in the number of employees and an increase in bonus compensation accruals as a result of the increase in equity syndication production, (ii) a $0.3 million increase in operating expenses due to commissions paid on equity syndication production, and (iii) a $0.5 million increase in professional fees associated with legal and consulting fees on information systems initiatives.

     The Company incurred interest expense of $7.9 million for the three months ended September 30, 2001 as a result of interest expense from short-term borrowings associated with taxable construction lending activity of $6.3 million and $1.6 million in interest expense related to securitization transactions accounted for as borrowings.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $2.6 million for the three months ended September 30, 2001 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 9 to the consolidated financial statements).

Year to Date Results Analysis

     Total income for the nine months ended September 30, 2001 increased by approximately $23.2 million over the same period last year due primarily to (i) an increase in collections of interest totaling $8.6 million on bonds, other bond related investments and loans, (ii) an increase in loan servicing fees, loan origination and brokerage fees, syndication fees and other income of $11.2 million due primarily to an increase in syndication fees and commissions and income earned on the assumption of a bond purchase obligation, (iii) an increase in gain on sale of taxable loans of $4.4 million as a result of the gain related to the pay off of the Newport on Seven bond and net gains on the sale of loans on which the Company retained the servicing rights (iv) offset in part by a $1.0 million decrease in interest on short-term investments.

     Salary and benefits, professional fees and operating expenses for the nine months ended September 30, 2001 increased by approximately $6.8 million over the same period last year due primarily to (i) a $4.2 million increase in salary and benefits expense associated with an increase in the number of employees and an increase in bonus compensation accruals as a result of the increase in equity syndication production, (ii) a $1.7 million increase in operating expenses due to commissions paid on equity syndication production, and (iii) a $0.9 million increase in professional fees, which was primarily due to legal and consulting fees on information system initiatives.

     The Company recorded other-than-temporary impairments aggregating $3.3 million on two investments for the nine months ended September 30, 2001.

     The Company incurred interest expense of $23.5 million for the nine months ended September 30, 2001 as a result of interest expense from short-term borrowings associated with taxable construction lending activity of $18.9 million and $4.6 million in interest expense related to securitization transactions accounted for as borrowings.

     The Company recorded income allocable to preferred shareholders of TE Bond Sub of $7.8 million for the nine months ended September 30, 2001 as a result of the June 2000 and May 1999 Preferred Equity Offerings (see Note 9 to the consolidated financial statements).

New Accounting Pronouncement

     During July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." In addition, during 2000, the Financial Accounting Standards Board issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge of a balance sheet item pursuant to the provisions of FAS 133. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its derivative investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of derivatives are recorded through current income rather than through other comprehensive income. The Company adopted FAS 133 on January 1, 2001.

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

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities; those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of accounting change. The Company recognized a decrease in net income of ($4.7) million and ($8.3) million for the three and nine months ended September 30, 2001, respectively, due to the change in fair value of its derivative instruments. This change is reflected in net holding losses on trading securities in the statement of income.

     During September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosure requirements related to securitization transactions and collateral are required for all fiscal years ending after December 15, 2000. Accordingly, the Company has incorporated the appropriate disclosure requirements in its notes to the consolidated financial statements for the three months ended September 30, 2001. The Company believes the provisions pertaining to the transfer and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 may over time have a significant impact on the total assets and total liabilities of the Company. In particular, new securitization transactions that would have been accounted for as a sale under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125") may be accounted for as a borrowing under FAS 140. Therefore, the senior interest in future securitizations may be recorded as debt and the bonds associated with the transaction may continue to be included in investments in mortgage revenue bonds rather than being excluded upon completion of the securitization transaction.

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

     For the three months ended September 30, 2001, the Company structured $106.4 million in tax-exempt bond transactions. Of this amount, $8.2 million represented investments retained by the Company. In addition, MuniMae originated $13.3 million of construction loans, $30.6 million of taxable permanent loans and equity investments totaling $23.9 million.

Preferred Equity Offering

     In October 2001, TE Bond Sub sold to institutional investors 8 shares of 6.30% Series A-1 Cumulative Preferred Shares Due 2049 ($2.0 million par value) and 4 shares of 6.80% Series B-1 Subordinate Cumulative Preferred Shares Due 2050 ($2.0 million par value). The net proceeds generated from this offering were approximately $22.9 million.


Securitizations

     The Company uses securitizations to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 50% to 60% range, with certain assets at significantly higher ratios, approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing the total amount of on-balance sheet debt of the investing segment plus the total amount of senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio at September 30, 2001 was approximately 52.4%.

     In order to facilitate the securitization of certain assets at higher leverage ratios, the Company has pledged additional bonds to the pool that acts as collateral for the senior interests in the trust.

Cash Flow

     At September 30, 2001 the Company had cash and cash equivalents of approximately $31.0 million.

     Cash flow from operating activities was $43.0 million and $32.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash flow for 2001 versus 2000 is due primarily to an increase in income from new investments and an increase in other income attributable to Midland.

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

     The Company is required to distribute to the holders of its Preferred Shares and Preferred Capital Distribution Shares ("Preferred CD Shares") cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company is required to distribute 2.0% of the net cash flow to the holders of Term Growth Shares. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the three months ended September 30, 2001 and 2000, CAD to common shares was $10.3 million and $8.1 million, respectively. The Company's distribution per common share for the three months ended September 30, 2001 of $0.4300 represents a pay out ratio of 89.9%. The Company's distribution per common share for the three months ended September 30, 2000 of $0.4200 represents a pay out ratio of 90.9%.

     Regular cash distributions to shareholders, for the three months ended September 30, 2001 and 2000, were $9.7 million and $7.9 million, respectively.

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

Item 5.  Other Information

Securities Sale
---------------
     On  October  9,  2001,  TE Bond  Sub  sold 8 shares  of  6.30%  Series  A-1
Cumulative  Preferred  Shares  Due  2049  and  4  shares  of  6.80%  Series  B-1
Subordinate Cumulative Preferred Shares Due 2050. The Series A-1 and B-1 Preferred Shares were offered and sold to "qualified institutional buyers" through Merrill Lynch, without being registered under the Securities Act pursuant to the exemption afforded by Rule 144A under the Securities Act.

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

          10.1 First Amendment to Employment Agreement between the Registrant and Keith J. Gloeckl, dated August 30, 2001

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By:  ____/s/ Mark K. Joseph_________________________________________
       Mark K. Joseph
       Chairman of the Board, Chief Executive Officer
         (Principal Executive Officer), and Director

By:     ___/s/William S. Harrison_________________________________________
       William S. Harrison
       Chief Financial Officer (Principal Financial Officer and
         Principal Accounting Officer)


DATED: November 13, 2001

                                INDEX TO EXHIBITS



Exhibit
Number                  Document
10.1                    First Amendment to Employment Agreement between the
                        Registrant and Keith J. Gloeckl,  dated
                        August 30, 2001

Exhibit Number 10.1

                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (this "First Amendment") is made this 30th day of August, 2001, by and between Municipal Mortgage & Equity, LLC, a Delaware limited liability company ("Employer") and Keith J. Gloeckl ("Employee")

     WHEREAS, Employer and Employee are parties to that certain Employment Agreement dated October 20, 1999 (the "Employment Agreement");

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

     NOW, THEREFORE, in consideration of the foregoing, the mutual covenants hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree as follows:

     1.   Deferred Purchase Price.
          -----------------------
     (a) Employer and Employee agree that the installments of the Deferred Purchase Price described in Sections 2.04(a)(B) and (C) of the Purchase Agreement shall be fully earned and payable on the dates and in the amounts set forth therein without any adjustment under Section 2.04 (b) of the Purchase Agreement; provided, however, that no installment of Deferred Purchase Price shall be due and payable to Employee if on the date such payment would be due,
(i) Employee is in violation of the covenant not to compete set forth in Section 8 of the Employment Agreement, (ii) Employee has resigned his employment with the Company for any reason other than one of those permitted by Section 7(b)(ii) of the Employment Agreement, or (iii) Employee is in violation of Section 5.10 of the Purchase Agreement (as modified by Section 1(b) below). Employee hereby certifies that his share of each installment of the Deferred Purchase Price is 20%, that Mr. Banks' is 60%, that Mr. Mathis has assigned his share in its entirety to Midland Senior Management Associates, LLC, a Florida limited liability company ("MSM"), and that MSM's share of each installment is 20%; and Employee agrees to hold Employer harmless from any claim to the contrary by any person.

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

     2. Transfer  Restrictions.
        ----------------------
     Employer and Employee agree that transfers of Purchaser Closing Shares (as defined in the Purchase Agreement) by Employee to trusts of which Employee is a Trustee and all of the beneficiaries of which are related to Employee by blood or marriage shall be deemed to comply with the requirements of Section 5.10 of the Purchase Agreement that Employee retain ownership of his Purchaser Closing Shares for certain periods of time and in certain amounts; provided, however, that any transfer permitted by this sentence shall be explicitly subject to the requirement that the transferee trust be bound by the ownership restrictions of
Section 5.10. All Purchaser Closing Shares subject to Section 5.10 shall continue to bear restrictive legends for as long as Section 5.10 applies by its terms to those shares. Upon Employee's request, Employer shall remove such restrictive legend from those Purchaser Closing Shares which are no longer subject to Section 5.10. This Section shall not affect any restrictive legends required to be placed upon Employee's shares under applicable federal or state securities laws or in conformity with Employer's policies applicable to all shares in Employer which are owned by its senior management.

     3.  Incentive Compensation.
         ----------------------
     Section 2(b) of the Employment Agreement is hereby amended to delete the clause which reads "provided, however, that no Incentive Compensation shall be payable for any year in which Midland does not achieve the Earn-out target for such year as set forth, subject to adjustment as provided in Sections 2.04(a) and 2.04(b) of the Purchase Agreement (as hereinafter defined)."

     4. No Other Admendments.
        ---------------------
     Subject to the modifications as set forth herein, the Employment Agreement remains in full force and effect in accordance with its terms. Subject to the modifications set forth herein, those provisions of the Purchase Agreement which survived the closing thereunder remain in full force and effect in accordance with their terms.

     IN WITNESS WHEREOF and intending to be legally bound, the parties have executed this First Amendment as of the date and year first above written.

                                             EMPLOYER:

                                             Municipal Mortgage & Equity, LLC


                                             By:      /s/Michael L. Falcone
                                                      -------------------------
                                                      Michael L. Falcone
                                                      President

                                             EMPLOYEE:


                                             /s/Keith J. Gloeckl
                                             ----------------------------------
                                             Keith J. Gloeckl