Form 10-K
period 2001-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2002-03-29
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______TO_________

                        Commission file number 001-11981

                        MUNICIPAL MORTGAGE & EQUITY, LLC
             (Exact name of Registrant as Specified in Its Charter)

            Delaware                                     52-1449733
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

  218 North Charles Street, Suite 500
          Baltimore, Maryland                               21201
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (443) 263-2900

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------             -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Company's Common Shares held by non-affiliates of the registrant as of March 22, 2002 (computed by reference to the closing price of such shares on the New York Stock Exchange) was $605,000,208. The Company had 25,208,342 Common Shares outstanding as of March 22, 2002.

     Portions of the Company's Proxy Statement with respect to the 2002 Annual Meeting of Shareholders to be filed subsequent to the date hereof are incorporated by reference Items 10, 11, 12 and 13 of Part III.

Forward Looking Information

Assumptions relating to various portions of the Company's Annual Report on Form 10_K involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-K

Part I

Item 1. Description of Business ........................................  Page 4

Item 2. Properties ..................................................... Page 16

Item 3. Legal Proceedings .............................................. Page 17

Item 4. Submission of Matters to a Vote of Security Holders ............ Page 17

Part II

Item 5. Market for Registrant's Equity Securities and
  Related Stockholder Matters .......................................... Page 18

Item 6. Selected Financial Data ........................................ Page 21

Item 7. Management's Discussion and Analysis of
  Financial Condition and Results of Operations ........................ Page 23

Item 7A. Quantitative and Qualitative Disclosures
  about Market Risk .................................................... Page 43

Item 8. Financial Statements and Supplementary Data .................... Page 47

Item 9. Changes in and Disagreements on Accounting and
  Financial Disclosure ................................................. Page 47

Part III

Item 10. Directors and Executive Officers of the Registrant ............ Page 48

Item 11. Executive Compensation ........................................ Page 48

Item 12. Security Ownership of Certain Beneficial
  Owners and Management ................................................ Page 48

Item 13. Certain Relationships and Related Transactions ................ Page 48

Part IV

Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K .................................................. Page 49

                                     Part I

Item 1.  Description of Business.

General Development of Business.

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing and other real estate financings. A significant portion of the Company's investments are tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income from the majority of these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. Midland Financial Holdings, Inc. ("Midland"), a corporate subsidiary, is a fully integrated real estate investment firm that specializes in originating, investing in and servicing investments in the affordable multifamily housing industry. These investments generate taxable, not tax-exempt, income.

     MuniMae is a Delaware limited liability company and is the successor to the business of SCA Tax Exempt Fund Limited Partnership (the "Partnership"), a closed-end limited partnership that was merged into MuniMae on August 1, 1996. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for federal income tax purposes, no recognition of income taxes is made at the corporate level (except for income earned through subsidiaries of the Company organized as corporations). Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return.

The Predecessor

     The Partnership commenced operations in 1986 when it sold two series of Beneficial Assignee Certificates ("BACs"), representing the assignment of its limited partnership interests. The Partnership invested the $296 million of proceeds from the sale in 22 tax-exempt bonds (the "original bonds") and related working capital loans held in two separate pools, "Series I" and "Series II," corresponding with the related series of BACs. In a February 1995 financing (the "1995 Financing"), the Partnership raised $67.7 million through the sale of multifamily revenue bond receipts (the "Receipts") secured by newly refunded bonds (the "Refunding") issued in exchange for 11 of the original bonds and the cash stream from one additional bond. Effective December 31, 1997, the additional bond was released as additional collateral. Of the $67.7 million of proceeds, $5.0 million was invested in demand notes and the remainder, after expenses and working capital reserves, of $56.8 million has been principally invested in additional tax-exempt bonds and other bond related investments.

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

Preferred Share Redemptions

     In accordance with the Company's Operating Agreement, the Preferred Shares and the Preferred CD Shares must be partially redeemed when any bond attributable to the shares is sold or, beginning in the year 2000, when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then current bond terms) based on receipt of an appraisal securing the bond. The Company must redeem the Preferred Shares and Preferred CD Shares within six months of the occurrence of a redemption event. Four bonds attributable to Series I Preferred Shares and Preferred CD Shares and four bonds attributable to Series II Preferred Shares and Preferred CD Shares reached par value in December 2000. As a result, in June of 2001, the Company redeemed approximately 26% and 56% of the Series I and Series II Preferred Shares and Preferred CD Shares, respectively.

     In addition to the bonds that reached par value in December 2000, the remaining bonds attributable to the shares were either paid off, sold and/or reached par value during the last four months of 2001 and in January 2002. As a result, in March 2002, the Company redeemed the remaining Series I and Series II Preferred Shares and Preferred CD Shares at an aggregate cost of approximately $19.3 million. The Operating Agreement also requires that the Term Growth shares be redeemed after the last Preferred Share is redeemed. As a result, the Term Growth shares which had no residual value, were also redeemed in 2002.

Subsidiaries

MuniMae TE Bond Subsidiary, LLC

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and bond related investments in MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), an indirect subsidiary of the Company. In May1999, TE Bond Sub sold to institutional investors $84 million of Series A Cumulative Preferred Shares ("Series A Preferred Shares"). In June 2000, TE Bond Sub sold to institutional investors $60 million of Series B Cumulative Preferred Shares ("Series B Preferred Shares"). In October 2001, TE Bond Sub sold to institutional investors $16 million of Series A-1 Cumulative Preferred Shares ("Series A-1 Preferred Shares") and $8 million of Series B-1 Subordinate Cumulative Preferred Shares ("Series B-1 Preferred Shares"; all four Series, collectively, the "TE Bond Preferred Shares").

     The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Preferred Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A and Series A-1 Preferred Shares. The TE Bond Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Preferred Shares is allocated to the Company. The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of MuniMae, are legally owned by TE Bond Sub and are not available to the creditors of MuniMae.

Midland

     In October 1999 the Company acquired Midland for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in Common Shares at the closing of the transaction. In addition, $3.3 million in MuniMae Common Shares was payable annually over a three year period if Midland met certain performance targets, including an annual contribution to cash available for distribution ("CAD"). In December 2000, MuniMae paid approximately $3.3 million in Common Shares in consideration for Midland meeting its first year performance targets. In 2001, in order to increase MuniMae's flexibility in operating Midland, MuniMae agreed with the former owners of Midland that the payment of the 2001 and 2002 installments would no longer be conditioned on Midland meeting certain performance targets. In December 2001, MuniMae paid approximately $3.3 million in Common Shares and, subject to certain conditions, MuniMae expects to make the final payment of Common Shares having a value of approximately $3.3 million in December 2002.

     Midland is a fully integrated real estate investment firm specializing in providing financing to the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer ("DUS") and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $350 million of pension fund money.

Business Segments

     In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an investing segment consisting of subsidiaries holding investments producing primarily tax-exempt interest income; and (2) an operating segment that primarily generates taxable interest income and, through corporate subsidiaries, fee income by providing servicing, loan origination and tax credit equity syndication services. The revenues associated with the investing segment consist of interest earned on tax-exempt bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist of loan servicing and loan origination fees for the Company's own portfolio and for portfolios of third parties, syndication and brokerage fees associated with the origination of tax credit syndications, taxable interest and fees earned on construction lending activities and other fee income. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately. The majority of the income generated by the operating segment was acquired as a unit and the management of such unit was retained.

     For the years ended December 31, 2001 and 2000, the Company's revenues, net income and identifiable assets have been distributed among the following segments (in thousands):

                                                 2001                                                   2000
                                                 ----                                                   ----
                            Investing   Operating   Adjustments(1)      Total      Investing   Operating   Adjustments(1)    Total
                            ---------   ---------   --------------      -----      ---------   ---------   --------------    -----
Revenues                   $ 57,914     $ 68,669        ($820)       $  125,763    $ 46,064    $ 56,333       ($1,545)     $100,852
Net Income
  Identifiable               19,312        7,390        ($820)           25,882      29,136       3,984       ($1,545)       31,575
Assets                      791,199      498,077           --         1,289,276     616,376     371,506            --       987,882

(1) Represents origination fees on purchased investments that are deferred and amortized into income over the life of the investment.

     Prior to October 1999, all of the Company's operations were attributable to the investing segment.

Raising Capital

     Capital is the raw material that enables the Company to fund its investments. In order to facilitate growth, the Company will require additional capital to pursue acquisition opportunities. The Company has primarily used two sources of capital: securitizations and equity offerings from MuniMae and certain subsidiaries. The most economically efficient way to fund future acquisitions is through securitizations, which the Company uses to leverage its investments; however, our securitizations can limit our flexibility in managing our assets and additional leverage increases the risk in our investment portfolio. As a result, the Company has decided that a conservative capital structure that avoids over-leveraging is the most prudent course to take. Therefore, the Company, through equity offerings, periodically decreases its outstanding off-balance-sheet debt to reduce leverage. Also, as a result of the Midland acquisition, the

Company has expanded its access to capital. Midland's syndication and pension fund investors are essentially alternative financing sources to securitizations, as are Fannie Mae and the Federal Home Mortgage Corporation ("Freddie Mac") through their multifamily securitization programs.

Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. At December 31, 2001, the Company had on-balance sheet obligations of $213.4 million and off-balance sheet obligations of $334.2 million related to securitization transactions.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise would be available to the Company without the posting of additional collateral, the Company has pledged additional bonds and taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2001, the total carrying amount of the bonds and taxable loans pledged as collateral was $361.8 million.

     The following is a description of the Company's various credit enhancement and securitization investment vehicles and a discussion of the activity in these programs during 2001.

     The Company securitizes mortgage bonds in its portfolio through the Residual Interest Tax-Exempt Securities Receipts ("RITESSM")/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATsSM") program offered by Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch"). Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch deposits the bonds into trusts, which are created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATsSM and RITESSM, are created for each asset deposited into the trusts. The P-FLOATsSM are short-term floating rate interests in the trusts that have priority on the cash flows of the deposited bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATsSM are sold to qualified third party investors. When Merrill Lynch buys the bond directly, the Company purchases the RITESSM. The RITESSM are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATsSM interest. To the extent these transactions create interest rate risks, the Company enters into interest rate swap contracts designed to reduce, but not eliminate such risks.

     During 2001 and 2000, the Company raised $180 million and $155 million, respectively, through securitizations of 12 and 11 tax-exempt bonds, respectively. The Company's effective annual costs of its P-FLOATsSM securitization was approximately 4.4% and 5.6%, at December 31, 2001 and 2000, respectively.

     In March 1999, the Company consummated a transaction with an affiliate of Merrill Lynch that converted a $67.8 million portion of the Company's investment in the securitization trusts discussed above into a longer-term securitization facility. This transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the securitization ?trusts and the swap agreements, (b) reduce the annual financing costs and (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments (see discussion in Note 5 to the consolidated financial statements included herein). In July 2001, TE Bond Sub refinanced this longer-term securitization facility.

The result of the refinancing was a reduction of the outstanding debt by $22.0 million while all other terms of the debt remained the same (see further discussion in Note 5 to the consolidated financial statements). As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the senior certificates were recorded as long-term debt and the bonds associated with this transaction are included in investments in tax-exempt bonds. Prior to this transaction, these assets and liabilities had received sale treatment and therefore were off-balance sheet financing.

     In December 2000 the Company closed a $100 million credit enhancement facility through Fannie Mae. The facility refinanced the short-term credit enhancement on approximately $70 million of the Company's existing securitization portfolio with long-term credit enhancement through Fannie Mae. The facility also provided credit enhancement to two of our previously unenhanced tax-exempt bonds having an aggregate fair market value of approximately $10 million at December 31, 2000. The new facility also replaced the credit enhancement on approximately $20 million of tax-exempt bonds that were previously credit enhanced by a credit facility provided through MMA Cap, LLC prior to December 2000.

     The $100 million credit enhancement facility, which was completed through MMA Cap, LLC, a wholly owned subsidiary of the Company, is an open ended facility and will facilitate the placement of long term securitization capital, thereby enabling the Company to securitize its mortgage bonds at a fixed rate and for a term that more closely matches the term of the underlying bond. The MMA Cap credit enhancement facility was arranged through Midland and enables the Company to diversify its securitization capabilities. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional investments to this facility.

     In December 2001, the Company developed a tender option bond program with Freddie Mac. Through this program, the Company securitized 12 bonds with an aggregate unpaid principal balance of approximately $91.0 million and deposited the bonds into 12 trusts. Prior to this transaction, approximately $34.3 million of these bonds had been securitized through the P-FLOATsSM program. The trusts issued approximately $69.0 million of fixed-rate senior certificates and approximately $22.0 million of fixed-rate subordinate certificates. The Company purchased the subordinate certificates and the senior certificates were sold to third party investors. The net proceeds to the Company upon completion of this transaction were approximately $34.7 million. Which represents $69.0 million in proceeds from the sale of the fixed-rate senior certificates less $34.3 million for the purchase of the bonds in the P-FLOATsSM program. To increase the attractiveness of the senior certificates to outside investors, Freddie Mac provided credit enhancement through a standby guaranty of payment and agreed to provide liquidity by lending the Company the money to repurchase the senior certificates at the remarketing date (if they are not successfully remarketed), which is five years from issuance. The Company agreed to pay Freddie Mac for the first $22.0 million of losses if any of the bonds fail to generate sufficient income to pay the senior certificate holders, and the Company pledged our subordinate certificates to Freddie Mac to secure this obligation. Freddie Mac's recourse to the Company for losses on the credit enhancement is limited to its right to liquidate the subordinate certificates.

Recent Public Offerings

     On February 8, 2002, the Company sold to the public 3.0 million Common Shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common Shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters exercised their option to purchase 300,000 Common Shares generating net proceeds of approximately $7.1 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

     On February 6, 2001, the Company sold to the public 3.8 million Common Shares at a price of $23.07 per share. The net proceeds from this offering have been used for general corporate purposes, including new investments and working capital.

The Tax-Exempt Bonds

     The proceeds of the tax-exempt bonds held by the Company are used to make mortgage loans for the construction, acquisition or refinancing of multifamily housing developments and other real estate financings through out the United States. The underlying developments are "qualified residential rental properties" under section 142(d) of the Internal Revenue Code of 1986, as amended (the "Code"), which requires that a specified percentage of their rental units be rented to persons whose incomes do not exceed specified percentages of local median income levels. Certain of the mortgage bonds qualify as 501(c)(3) bonds under Section 145 of the Code, which requires that the owner of the underlying property be a 501(c)(3) organization or a governmental unit that meets certain additional requirements. Accordingly, the bonds are "qualified bonds" within the meaning of section 141(e) of the Code, and the interest paid on the bonds is exempt from federal income taxes.

     Each tax-exempt bond is secured by an assignment to the Company of the related mortgage loan, which in turn is secured by a mortgage on the underlying property and assignment of rents. Although the bonds are issued by state or local governments or their agencies or authorities, the bonds are not general obligations of any state or local government, no government is liable under the bonds, nor is the taxing power of any government pledged to the payment of principal or interest under the bonds. In addition, the underlying mortgage loans are nonrecourse, which means that the owners of the underlying properties, who are also the borrowers under the mortgage loans, are not liable for the payment of principal and interest under the loans. Accordingly, the sole source of funds for payment of principal and interest under the bonds is the revenue derived from operation of the mortgaged properties and amounts derived from the sale, typically refinancing or other disposition of such properties.

     As of December 31, 2001, the Company held $616.5 million of bonds or certificates of participation ("COPs") of which $83.6 million were participating, $460.0 million were non-participating, $55.7 million were participating subordinate and $17.2 million were non-participating subordinate. (See Note 4 to the Company's consolidated financial statements included herein for a complete discussion.)

Other Bond Related Investments

     The Company holds investments in RITESSM (as discussed above under the caption "Securitizations"), a security offered by Merrill Lynch through its P-FLOATsSM Program. In conjunction with the purchase of the RITESSM with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITESSM.

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

Acquisitions

Investment Acquisition Program

     Through the investing segment, the Company seeks to acquire investments that primarily generate tax-exempt interest income and that are available on attractive terms. The Company believes that currently there are a substantial number of tax-exempt bonds and similar investments available at attractive prices including:

o Tax-exempt bonds that are used to finance development or rehabilitation of multifamily properties, in conjunction with the affordable housing tax credit.

o Existing bonds as the underlying mortgages are refinanced. There are a significant number of mortgage bonds backed by multifamily properties that were originated in the late 1980s. The Company believes, in light of the current interest rate environment, that many of the obligors on these mortgage bonds may consider refinancing them.

o Bonds issued for the benefit of charitable organization obligors (otherwise referred to as 501(c)(3) developers) that own and manage multifamily housing. These properties generally serve moderate-income families with incomes between 50% and 80% of a region's median income.

o Revenue bonds issued to finance development of large scale real estate developments, including single-family housing developments. These bonds are generally not secured by a mortgage on real property, but by assessment payments imposed by residents of the development or other specific payments pledged by the local government or special assessment district issuing the bonds.

o Other portfolios of bonds and related investments backed by multifamily housing properties that meet the Company's underwriting criteria and target risk-adjusted returns.

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

     The Company actively seeks investment opportunities throughout the United States and is encouraged by the business opportunities that exist. Although the Company operates in a competitive environment, there are only a handful of competitors that are primarily focused on providing tax-exempt financing for multifamily housing consistent with the Company's acquisition programs. As a result, the Company is able to offer financing programs that are custom-tailored to meet the customer's needs. The 1999 acquisition of Midland extended the Company's lending reach and product offerings by providing access to new forms of debt and equity capital. When MuniMae's tax-exempt lending is coupled with Midland's debt and equity capital, the Company has the ability to provide one stop shopping to borrowers seeking debt and equity financing for affordable multifamily housing communities.

     The primarily competitive factors in originating new investments are pricing, service, ease of execution and certainty of execution. The Company's ability to follow through on these factors is the key to continued growth.

Property Performance

     The Company structured $468.4 million in tax-exempt investment transactions during 2001, of which $99.6 million were retained by the Company as bonds or other bond related investments. The properties collateralizing the mortgage loans underlying the investments are geographically dispersed and include new construction projects and acquisition or refinancing of existing properties. Aggregate occupancy for all of the properties collateralizing the Company's bonds and other bond related investments was 92.2% at December 31, 2001, as compared with 93.1% at December 31, 2000.

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

     As of December 31, 2001, the Company held $616.5 million of bonds or COPs, of which $83.6 million were participating, $460.0 million were non-participating, $55.7 million were participating subordinate and $17.2 million were non-participating subordinate. Participating bonds have additional interest features that allow the Company to participate in the growth of the underlying property. These participating bonds provide for payment of additional interest from available cash flow of the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond and are set forth in the bond documents. Other bonds provide for payment of a fixed rate of interest but are not non-participating and do not contain additional interest features. Certain participating and non-participating bonds are considered "subordinate" bonds as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

         The following table provides certain information for the months ended December 31, 2001, September 30, 2001 and December 31, 2000 with respect to the properties collateralizing the mortgage loans underlying the bond and other bond related investments held by the Company at December 31, 2001.

                                                                                                  Occupancy
                                                                                 -------------------------------------------
                                                                                  Month Ended   Month Ended    Month Ended
                                                       Month/Year  Apartment     December 31,  September 30,  December 31,
        Apartment Community                             Acquired     Units           2001           2001          2000
        -------------------                             --------     -----       -------------------------------------------
Participating Mortgage Bonds:
Alban Place                                             Sep-86        194            90.7%          92.3%         86.1%
Cobblestone                                             Aug-99        184            94.0%          98.9%         95.7%
Creekside Village                                       Nov-87        296            99.7%          99.7%         98.6%
Crossings                                               Jan-97        200            95.5%          95.5%         92.5%
Jefferson Commons                                       Dec-00        173            94.8%          96.4%           N/A
Lakeview                                                Sep-87        180            97.2%          97.8%         97.2%
North Pointe                                            Sep-86        540            96.9%          94.3%         95.6%
Timber Ridge                                            Dec-00        168            96.4%          97.6%         96.4%
Villas at LaRiviera                                     Jun-99        199            96.5%          96.0%         95.5%
                                                               -----------
    Subtotal Participating Mortgage Bonds                           2,134
                                                               -----------

Mortgage Bonds
Applewood (a.k.a. Paola)                                Jul-99         48            91.7%          87.5%         95.8%
Buchanan Bay                                            Mar-01        228            71.5%          86.4%           N/A
Cielo Vista                                             Aug-99        378            89.7%          91.5%         90.7%
Charter House (2)                                       Dec-96         --              N/A            N/A           N/A
Country Club                                            Jul-99        101            87.1%          89.1%         92.0%
Delta Village                                           Jun-99         80            93.8%          95.0%         93.8%
Elmbrooke                                               Aug-00         54           100.0%         100.0%         77.8%
Florida A&M                                             Feb-00         96            69.8%          69.8%         96.0%
Gannon (Broward)                                        Feb-98        315            97.5%          97.8%         91.1%
Gannon (Dade) (3)                                       Feb-98      1,252            95.1%          95.0%         97.5%
Gannon (St. Louis)                                      Feb-98        336            91.1%          94.0%         93.8%
Gannon A Bond                                           Feb-98         --              N/A            N/A           N/A
Hidden Valley                                           Dec-96         82            87.8%          91.5%         92.4%
Honey Creek                                             Mar-99        656            91.6%          93.3%         93.8%
Hunter's Glen                                           Mar-01        383            91.1%          92.3%           N/A
Lake Piedmont                                           Apr-98        648            85.0%          82.2%         79.3%
Monroe (Oakmont, Towne Oak)                             Dec-98        364            98.4%          99.4%         92.2%
Mountain View (Willowgreen)                             Nov-86        241            92.5%          97.5%         96.9%
Northridge Park II                                      Aug-87        128            97.7%          96.9%         96.3%
Oakbrook                                                Dec-96        170            95.9%          99.4%         94.7%
Orangevale                                              Apr-98         64           100.0%          96.9%        100.0%
Parkwood                                                Jun-99        180            97.2%          98.9%         93.8%
Riverset II (1)                                         Jan-96         --              N/A            N/A           N/A
Sahuarita                                               Jun-99         52            75.0%          92.3%         95.0%
Santa Fe Springs                                        Jun-00        310            88.4%          89.4%         95.0%
Shadowbrook                                             Jun-99        193            96.4%          97.9%         98.0%
Torries Chase                                           Dec-96         99            99.0%          99.0%         96.0%
Villa Hialeah                                           Nov-87        245            97.1%          94.3%         95.6%
Village at Stone Mountain                               Oct-97        722            93.1%          93.5%         95.8%
Village Green                                           Feb-00        200            90.5%          94.0%         89.0%
Western Hills                                           Dec-98         80           100.0%          97.5%         91.7%
Willow Key                                              Mar-99        384            99.0%          99.2%         97.0%
Woodmark                                                Jun-99        173            97.7%          96.0%         90.2%
                                                               -----------
    Subtotal Mortgage Bonds                                         8,262
                                                               -----------

Participating Subordinate Mortgage Bonds:
Barkley Place                                           May-87        156            92.9%          95.5%         96.5%
Gilman Meadows                                          Mar-87        125            94.4%          90.4%         95.8%
Hamilton Chase                                          Feb-87        300            94.0%          92.7%         96.5%
Mallard Cove I & II                                     Feb-87        198            87.4%          91.9%         94.3%
Meadows                                                 Jan-88        200            98.5%          94.0%         93.7%
Montclair                                               Oct-86        159            90.6%          95.6%         96.6%
Newport Village                                         Dec-86        220            95.9%          97.7%         99.8%
Nicollet Ridge                                          Dec-87        339            90.0%          97.6%         96.2%
Riverset II                                             Jan-96        148            88.2%          89.0%         94.6%
Steeplechase                                            Oct-88        450            96.2%          96.2%         93.0%
Whispering Lake                                         Oct-87        384            88.3%          92.4%         88.6%
                                                               -----------
   Subtotal Participating Subordinate Mortgage Bonds                2,679
                                                               -----------

                                                                                          Avg. Monthly Rent
                                                                                         Per Apartment Unit
                                                                              ----------------------------------------------
                                                                                   Month          Month          Month
                                                                                   Ended          Ended          Ended
                                                                               December 31,   September 30,   December 31,
        Apartment Community                                                        2001            2001           2000
        -------------------                                                   ----------------------------------------------
Participating Mortgage Bonds:
Alban Place                                                                        $895           $886           $854
Cobblestone                                                                         568            570            548
Creekside Village                                                                   513            501            497
Crossings                                                                           742            739            735
Jefferson Commons                                                                 1,331          1,322            N/A
Lakeview                                                                            684            669            660
North Pointe                                                                        664            657            632
Timber Ridge                                                                        491            493            N/A
Villas at LaRiviera                                                                 653            644            593

    Subtotal Participating Mortgage Bonds


Mortgage Bonds
Applewood (a.k.a. Paola)                                                           $557           $553           $494
Buchanan Bay                                                                        678            677            N/A
Cielo Vista                                                                         424            423            426
Charter House (2)                                                                   N/A            N/A            N/A
Country Club                                                                        443            442            432
Delta Village                                                                       562            544            511
Elmbrooke                                                                           716            705            591
Florida A&M                                                                       1,384          1,384          1,352
Gannon (Broward)                                                                    651            649            629
Gannon (Dade) (3)                                                                   731            728            705
Gannon (St. Louis)                                                                  557            554            543
Gannon A Bond                                                                       N/A            N/A            N/A
Hidden Valley                                                                       538            538            519
Honey Creek                                                                         563            555            529
Hunter's Glen                                                                       568            564            N/A
Lake Piedmont                                                                       472            472            461
Monroe (Oakmont, Towne Oak)                                                         478            477            452
Mountain View (Willowgreen)                                                         618            610            583
Northridge Park II                                                                1,022          1,023            971
Oakbrook                                                                            446            446            446
Orangevale                                                                          957            915            896
Parkwood                                                                            455            449            442
Riverset II (1)                                                                     N/A            N/A            N/A
Sahuarita                                                                           546            546            540
Santa Fe Springs                                                                    593            592            581
Shadowbrook                                                                         476            475            460
Torries Chase                                                                       488            488            472
Villa Hialeah                                                                       671            666            651
Village at Stone Mountain                                                           722            716            698
Village Green                                                                       635            634            628
Western Hills                                                                       506            497            517
Willow Key                                                                          639            633            616
Woodmark                                                                            696            684            671

    Subtotal Mortgage Bonds


Participating Subordinate Mortgage Bonds:
Barkley Place                                                                    $2,097         $2,110         $2,021
Gilman Meadows                                                                    1,032          1,022            976
Hamilton Chase                                                                      607            605            590
Mallard Cove I & II                                                                 762            744            713
Meadows                                                                             606            602            596
Montclair                                                                         1,841          1,841          1,786
Newport Village                                                                     824            817            772
Nicollet Ridge                                                                      939            923            892
Riverset II                                                                         705            705            702
Steeplechase                                                                        587            565            578
Whispering Lake                                                                     648            648            644

   Subtotal Participating Subordinate Mortgage Bonds


                                                                                                  Occupancy
                                                                                 -------------------------------------------
                                                                                  Month Ended   Month Ended    Month Ended
                                                       Month/Year  Apartment     December 31,  September 30,  December 31,
        Apartment Community                             Acquired     Units           2001           2001          2000
        -------------------                             --------     -----       -------------------------------------------
Subordinate Mortgage Bonds:
CAPREIT                                                 Sep-99         --              N/A            N/A           N/A
Cinnamon Ridge                                          Jan-99         --              N/A            N/A           N/A
Farmington Meadows                                      Aug-99         69           100.0%         100.0%        100.0%
Independence Ridge                                      Aug-96        336            83.9%          77.4%         85.5%
Locarno                                                 Aug-96        110            92.7%          98.2%         89.2%
Olde English Manor                                      Nov-99         --              N/A            N/A           N/A
Peaks of Conyer                                         Sep-01        260              N/A            N/A           N/A
Rillito Village                                         Jul-00         --              N/A            N/A           N/A
Winter Oaks                                             Nov-99        460            86.1%          88.5%         92.5%
                                                               -----------
   Subtotal Subordinate Mortgage Bonds                              1,235
                                                               -----------

Other Bond Related Investments:
Briarwood                                               Dec-98        600            97.3%          95.5%         93.3%
Cinnamon Ridge                                          Dec-97        264            95.8%          90.5%         94.2%
Golfside Villas (f.k.a. Club West)                      Mar-99        194            99.0%          99.0%         99.0%
Park Center                                             Oct-01        325            92.9%          97.5%           N/A
Park at Landmark                                        Sep-00        396            94.7%          97.0%        100.0%
Poplar Glen                                             Jun-97        191            98.4%          94.8%         98.2%
RITES - Charter House                                   Dec-96        280            89.3%          96.4%         93.2%
RITES - Indian Lakes                                    Jul-97        296            91.9%         100.0%         93.6%
RITES - LaPaloma                                        Apr-99        120           100.0%          96.7%         95.4%
RITES - LeMirador (Coleman Senior)                      Apr-98        141            96.5%          97.9%         99.1%
RITES - Museum Towers                                   Apr-01        286            89.5%          96.9%           N/A
RITES - Oklahoma City (4)                               Aug-98        772            88.1%          89.0%         92.0%
RITES - Olde English Manor                              Jun-98        264            91.3%          93.6%         90.5%
RITES - Palisades Park                                  Feb-98        304            99.3%          99.3%         95.5%
RITES - Pavillion                                       Apr-99        132            99.2%          99.2%         98.5%
RITES - Queen Anne IV                                   Jul-98        110            99.1%          97.3%         92.7%
RITES - Rancho/Villas                                   May-00        417            85.8%          86.6%         89.7%
RITES - Rillito Village                                 Aug-98        272            86.8%          86.4%         90.3%
RITES - Riverset (1)                                    Aug-88        352            88.2%          89.0%         95.3%
RITES - Riverset II (1)                                 Jan-96         --              N/A            N/A           N/A
RITES - Sienna (a.k.a. Italian Gardens)                 Apr-98        140            95.0%          97.1%        100.0%
RITES - Sonterra                                        May-98        156            76.3%          84.6%         90.7%
RITES - Southgate Crossings                             Jun-97        215           100.0%          97.2%         96.7%
RITES - Southwood                                       Nov-97      1,286            82.0%          85.4%         83.4%
                                                               -----------
   Subtotal Other Bond Related Investments                          7,513
                                                               -----------

    Total Units/Weighted Average Investments                       21,823            91.9%          93.1%         93.1%
                                                               ===========

Total/Same Stores (6)                                              20,168            92.2%          93.1%         93.1%

Construction/Substantial Rehab Properties
 and Other Investments
Arlington                                               Dec-00        176              N/A            N/A           N/A
Barrington at Beach Street                              Oct-00        398              N/A            N/A           N/A
Bedford Park                                            Oct-00        312            41.0%          37.8%         63.1%
CAPREIT (5)                                             Mar-01      2,942            93.7%          94.3%           N/A
Chancellor                                              Nov-01        101              N/A            N/A           N/A
Cool Springs                                            Aug-00        124            17.7%           9.7%           N/A
Fort Branch                                             Dec-00        250              N/A            N/A           N/A
Hidden Brooks                                           Sep-01        201            87.1%            N/A           N/A
Lincoln Corner                                          Dec-01        134              N/A            N/A           N/A
Meridian at Bridgewater                                 Nov-99         90            52.2%          30.0%           N/A
North White Road                                        Nov-01        157              N/A            N/A           N/A
Oak Grove Commons                                       Dec-01        168              N/A            N/A           N/A
Penn Valley                                             Dec-01         42              N/A            N/A           N/A
Riverview                                               Jun-00        224            17.0%            N/A           N/A
Silver Springs                                          Dec-99        250            86.4%          81.6%          2.0%
Southwind                                               Aug-00         88            96.6%          95.5%         65.9%
Village Apartments                                      May-00        210            84.8%          74.3%           N/A
Village at Sun Valley                                   May-00        276            32.6%           9.8%           N/A
Weatherstone                                            Sep-00        100            40.0%          14.0%           N/A
Woodglen                                                Dec-99        250            92.4%          77.2%           N/A
                                                               -----------
  Subtotal Construction/Rehab Properties                            6,493
                                                               -----------

       Total Units                                                 28,316
                                                               ===========


                                                                                          Avg. Monthly Rent
                                                                                         Per Apartment Unit
                                                                              ----------------------------------------------
                                                                                   Month          Month          Month
                                                                                   Ended          Ended          Ended
                                                                               December 31,   September 30,   December 31,
        Apartment Community                                                        2001            2001           2000
        -------------------                                                   ----------------------------------------------

Subordinate Mortgage Bonds:
CAPREIT                                                                             N/A            N/A            N/A
Cinnamon Ridge                                                                      N/A            N/A            N/A
Farmington Meadows                                                                 $814           $814           $814
Independence Ridge                                                                  550            545            532
Locarno                                                                             866            861            836
Olde English Manor                                                                  N/A            N/A            N/A
Peaks of Conyer                                                                     N/A            N/A            N/A
Rillito Village                                                                     N/A            N/A            N/A
Winter Oaks                                                                         547            541            520

   Subtotal Subordinate Mortgage Bonds


Other Bond Related Investments:
Briarwood                                                                          $589           $586           $570
Cinnamon Ridge                                                                      916            933            885
Golfside Villas (f.k.a. Club West)                                                  587            581            546
Park Center                                                                       1,429          1,389            N/A
Park at Landmark                                                                  1,046          1,015            954
Poplar Glen                                                                         919            915            875
RITES - Charter House                                                               611            613            609
RITES - Indian Lakes                                                                774            766            738
RITES - LaPaloma                                                                    620            583            589
RITES - LeMirador (Coleman Senior)                                                  814            799            832
RITES - Museum Towers                                                             1,355          1,355            N/A
RITES - Oklahoma City (4)                                                           472            470            462
RITES - Olde English Manor                                                          473            472            474
RITES - Palisades Park                                                              525            525            505
RITES - Pavillion                                                                   655            659            619
RITES - Queen Anne IV                                                             1,085          1,073            957
RITES - Rancho/Villas                                                               792            792            474
RITES - Rillito Village                                                             447            450            450
RITES - Riverset (1)                                                                699            701            702
RITES - Riverset II (1)                                                             N/A            N/A            N/A
RITES - Sienna (a.k.a. Italian Gardens)                                             807            787            832
RITES - Sonterra                                                                    844            845            864
RITES - Southgate Crossings                                                         943            925            892
RITES - Southwood                                                                   489            489            480

   Subtotal Other Bond Related Investments


    Total Units/Weighted Average Investments                                       $678           $670           $611


Total/Same Stores (6)                                                              $637           $629           $611

Construction/Substantial Rehab Properties and Other Investments
Arlington                                                                           N/A            N/A            N/A
Barrington at Beach Street                                                          N/A            N/A            N/A
Bedford Park                                                                       $526           $519           $459
CAPREIT (5)                                                                         638            629            N/A
Chancellor                                                                          N/A            N/A            N/A
Cool Springs                                                                      1,958          1,953            N/A
Fort Branch                                                                         N/A            N/A            N/A
Hidden Brooks                                                                     1,050            N/A            N/A
Lincoln Corner                                                                      N/A            N/A            N/A
Meridian at Bridgewater                                                           3,100          3,150            N/A
North White Road                                                                    N/A            N/A            N/A
Oak Grove Commons                                                                   N/A            N/A            N/A
Penn Valley                                                                         N/A            N/A            N/A
Riverview                                                                           676            N/A            N/A
Silver Springs                                                                      783            780            N/A
Southwind                                                                           680            666            N/A
Village Apartments                                                                  474            479            N/A
Village at Sun Valley                                                               643            643            N/A
Weatherstone                                                                        800            810            N/A
Woodglen                                                                            631            647            N/A

  Subtotal Construction/Rehab Properties


       Total Units


(1) The Company owns a participating bond, a participating subordinate bond and a RITES interest collateralized by the Riverset property.

(2)  The  Company   owns  a   non-participating   bond  and  a  RITES   interest
collateralized by the Charter House property.

(3) The Dade Gannon Portfolio represents eight properties.

(4) The Oklahoma City Portfolio represents three properties.

(5) The CAPREIT Portfolio represents eleven properties.

(6) Same Stores includes properties reporting for each of the past three quarters.

Portfolio Management

     The Company is responsible for a full range of loan servicing and asset management functions for its own investments and for others. Through Midland, the Company is a Fannie Mae approved DUS lender authorized to process loans and collect origination and servicing fees. The Company, through Midland, also manages equity syndication financings.

     The Company monitors the timely receipt of all debt service payments and promptly notifies a borrower of any delinquency, deficiency or default. Reporting systems are in place that allow the Company to review and analyze the revenue, expenses and leasing activity of each property on a periodic basis. In addition, the Company inspects each property and market area on a regular basis.

     The loan servicing and asset management oversight is designed to enable the Company to track the performance of each property and to alert management to potential problems. While actions will vary depending upon the nature of an individual problem, the Company generally notifies borrowers of any problems or concerns and recommends corrective action.

     The Company responds to defaults on tax-exempt bonds and construction loans on a case-by-case basis. After sending requisite default notices, the Company typically holds discussions with the property owner/developer. In the event the Company determines that the owner/developer remains committed to the project and capable of successful operations, a workout or other forbearance arrangement may be negotiated. Whenever the Company determines that successful operation by the current owner/developer is not feasible, negotiations for the transfer of a deed, in lieu of foreclosure, to an affiliated entity may be undertaken. In the absence of reserves or operating deficit guarantees, the Company may face additional risk from operations with respect to properties so transferred, which may require subsidies from Company reserves to cover potential operating deficits before debt service. The Company does not currently anticipate that any such operating deficits before debt service will occur in 2002.

Employees

     As of December 31, 2001, the Company had 218 employees. The Company is not a party to any collective bargaining agreement.

Item 2.  Properties.

     The Company leases office space as follows:

Baltimore, Maryland. In November 1998, the Company assumed the office lease agreement from an affiliate for office space. The office space contains 11,124 square feet and the lease expires in March 2003. In June 2001, the Company entered into a lease agreement for additional space in the same office building. The new office space contains 2,939 square feet and the lease expires in March 2003.

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

     The Company, through Midland, also leases office space for its regional offices in Dallas, Texas, San Francisco, California, Los Angeles, California, Chicago, Illinois, and Detroit, Michigan. The Company believes its facilities are suitable for its requirements and are adequate for its current and contemplated future operations.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's? shareholders during the three months ended December 31, 2001.

                                     Part II

Item 5.  Market for Registrant's Equity Securities and Related Stockholder
         Matters

     The following table sets forth the high and low sale prices per share of the Common Shares as reported by the NYSE for each calendar quarter in 2001 and 2000 and the distributions declared with respect to such shares allocable to such period.


                                                              Distributions
                                   High           Low           Declared
                              -------------   -------------   -------------
     2001:
            First Quarter        $ 24.33       $ 21.75          $0.4250
            Second Quarter         23.50         22.00           0.4275
            Third Quarter          25.25         25.80           0.4300
            Fourth Quarter         25.80         23.11           0.4325

     2000:
            First Quarter          20.00         18.19          $0.4125
            Second Quarter         20.63         18.88           0.4175
            Third Quarter          21.88         20.13           0.4200
            Fourth Quarter         23.50         20.25           0.4225

     As of March 18, 2002, there were approximately 17,511 holders of record of Common Shares.

     The Company's current policy is to distribute to holders of Common Shares at least 80% of cash available for distribution to Common Shares. The Company pays distributions to its holders of Common Shares quarterly in February, May, August and November.

     The Preferred Shares and the Preferred CD Shares which were redeemed in March 2002 are not listed for trading on any national securities exchange and there is no established public trading market for those shares.

Description of Shares

     As of December 31, 2001 there were 16,737 Preferred Shares (10,995 Series I and 5,742 Series II), 4,567 Preferred CD Shares (3,176 Series I and 1,391 Series
II), 2,000 Term Growth Shares and 21,857,312 Common Shares outstanding. Shareholder approval may not be required for the Company to issue additional shares in the future. Although the Company will not issue additional Preferred Shares or Preferred CD Shares, it may from time to time issue additional Common Shares depending upon market conditions. In addition, the Company is authorized to issue new classes of shares, which may be senior to the Common Shares but cannot be senior to the Preferred Shares or Preferred CD Shares. No shareholders have pre-emptive rights.

     The rights of the holders of each class of shares of the Company, including the distributions to which each class is entitled, are set forth in full in the Company's Operating Agreement, a copy of which is filed as an exhibit to this report. The following is a summary of the rights, privileges and preferences of the holders of each class of shares outstanding at December 31, 2001.

     Preferred Shares. The performance of, and distributions with respect to, each series of Preferred Shares (which were redeemed in March 2002) is based solely upon the performance of that portion of the original bonds attributable to such series as they existed immediately following the Refunding and prior to the 1995 Financing. Accordingly, the holders of the Preferred Shares are entitled to their proportionate share of distributions with respect to the 11 original bonds and 11 refunded Series B Bonds held by the Company, as well as the distributions they would have received with respect to the 11 refunded Series A Bonds had the 1995 Financing not occurred. Distributions to the holders of the Preferred Shares are satisfied, however, on a basis having priority over all payments with respect to the Common Shares, Term Growth Shares and any other equity class (other than Preferred CD Shares), out of all of the resources of the Company, including revenue from investment of the proceeds from the 1995 Financing. None of the expenses incurred in connection with the 1995 Financing or any future financings are borne by the holders of the Preferred Shares.

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

     Common   Shares.   The  holders  of  the  Common  Shares  are  entitled  to
distributions as and when declared by the Board of Directors out of funds legally available therefor. As of December 31, 2001, the Company's policy was to distribute to the holders of the Common Shares at least 80% of its cash flow from operations (exclusive of capital-related items and reserves) after payment of distributions to the holders of the Preferred Shares, Preferred CD Shares and Term Growth Shares. No distributions may be declared or paid with respect to the Common Shares, however, so long as there remains unpaid any required distribution or redemption payment with respect to the Preferred Shares and Preferred CD Shares.

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

Item 6. Selected Financial Data.

As of and for the year ended December 31,         2001                   2000             1999             1998             1997
                                              ------------          ------------      ------------      -----------      -----------
INCOME STATEMENT DATA (000s):
Interest on tax-exempt bonds
  and other bond related
  investments                                 $     53,443          $     43,077      $    35,435       $    23,241      $    17,219
Interest on loans                                   33,340                31,757            6,543             4,563            3,500
Net gain on sales                                    8,222                 2,121            2,680             4,743            2,824
Other income                                        30,758                23,897            8,888             2,911            1,796
                                              ------------          ------------      ------------      -----------      -----------
Total income                                       125,763               100,852           53,546            35,458           25,339
Operating expenses                                  35,918                26,636           10,112             6,002            3,962
Interest expense                                    30,696                31,152            6,665                --               --
Other-than-temporary
  impairments related to
  investments in tax-exempt
  bonds and other bond related
  investments                                        3,256                 1,008            1,120             2,049            2,580
                                              ------------          ------------      ------------      -----------      -----------
Total expenses                                      69,870                58,796           17,897             8,051            6,542
Net holding losses on trading
  securities                                        (5,572)                   --               --                --               --
Net income before income taxes,
  income allocated to preferred
  shareholders in a subsidiary
  company, and cumulative effect
  of accounting change                              50,321                42,056           35,649            27,407           18,797
Income tax expense                                   1,383                 2,006              703                --               --
                                              ------------          ------------      ------------      -----------      -----------
Net income before income
  allocated to preferred
  shareholders in a subsidiary
  company and cumulative effect
  of accounting change                              48,938                40,050           34,946            27,407           18,797
Income allocated to preferred
  shareholders in a subsidiary
  company                                           10,779                 8,475            3,433                --               --
                                              ------------          ------------      ------------      -----------      -----------
Net income before cumulative
  effect of accounting change                       38,159                31,575           31,513            27,407           18,797
Cumulative effect on prior years
  of change in accounting for
  derivative financial instruments                 (12,277)                   --               --                --               --
                                              ------------          ------------      ------------      -----------      -----------
Net income                                    $     25,882          $     31,575      $    31,513       $    27,407      $    18,797
                                              ============          ============      ============      ===========      ===========

NET INCOME PER SHARE:
Preferred shares
    Series I                                  $      57.05          $      56.25      $     68.44       $     67.80      $     43.07
    Series II                                 $      22.51          $      65.31      $     68.76       $     64.74      $     64.84
Preferred capital distribution
  shares
    Series I                                  $      49.22          $      43.34      $     55.96       $     56.23      $     32.59
    Series II                                 $       7.44          $      46.73      $     49.81       $     48.97      $     49.70
Common shares (diluted net
  income per share)                           $       1.09          $       1.62      $      1.67       $      1.60      $      1.50
Weighted average common shares
  outstanding (diluted)                         21,804,186            18,088,366       17,740,671        15,938,249       12,537,517

BALANCE SHEET DATA (000s):
Investments in tax-exempt bonds,
  other bond related investments
  and derivative financial
  instruments, net                            $    606,042          $    495,663      $   391,633       $   310,093      $   220,961
Loans receivable                                   440,031               349,291          286,489            17,246           11,491
Total assets                                     1,289,276               987,882          801,746           359,411          243,101
Notes payable                                      420,063               329,159          261,956                --               --
Long-term debt                                     134,881                70,899           67,000                --               --
Preferred shareholders' equity
  in a subsidiary company                          160,465               137,664           80,159                --               --
Total shareholders' equity                         436,708               364,783          363,611           355,452          241,399


CASH DISTRIBUTIONS PER SHARE:
Preferred shares:
  Series I:
    For the year ended December
      31, paid quarterly (1)                  $      43.98 (5),(6)  $      52.00      $    108.97 (3)   $     80.77 (2)  $     53.57
  Series II:
    For the year ended December
      31, paid quarterly (1)                  $      32.55  (6)     $     174.88 (4)  $    217.93 (3)   $     68.52      $     62.87

                                                  2001                   2000             1999             1998             1997
                                              ------------          ------------      ------------      -----------      -----------
Preferred capital distribution shares:
  Series I:
    For the year ended December
      31, paid quarterly (1)                  $      33.58 (5),(6)  $      40.00      $     99.21 (3)   $     79.44 (2)  $     43.79
  Series II:
    For the year ended December
      31, paid quarterly (1)                  $      10.15  (6)     $     155.91 (4)  $     21.83 (3)   $     53.36      $     50.64
Common shares:
    For the year ended December
      31, paid quarterly (1)                  $     1.7150          $     1.6725      $    1.6075       $      1.53      $      1.43

(1) This amount represents total dividends declared for the year. Quarterly distributions were paid to all preferred shareholders beginning with the third quarter of 1997; the first semiannual distribution for 1997 was paid in August 1997.

(2) The 1998  distributions  for the  Series I  Preferred  Shares and the
Series I Preferred Capital Distribution Shares include a special distribution of $24.93 and $33.88, respectively, for their proportionate share of the Company's net proceeds from the sale of three consolidated demand notes in December 1998.

(3) The distributions for the Series I and Series II Preferred and Preferred Capital Distribution Shares include two special distributions. The first distribution relates to their proportionate share of the Company's net proceeds from the sale of eight consolidated demand notes in March 1999 as follows:
Preferred Series I, $16.24; Preferred Series II, $25.59; Preferred Capital Distribution Series I, $19.96 and Preferred Capital Distribution Series II, $41.89. The second distribution relates to their pro- rata portion of the return of capital from the refunding of the bond secured by the Riverset property as follows: Preferred Series I, $38.51; Preferred Series II; $133.24; Preferred Capital Distribution Series I, $37.60 and Preferred Capital Distribution Series II, $131.84.

(4) The  distributions  for the Series II Preferred  and the Series II Preferred
Capital Distributions Shares includes a special distribution of $127.13 and $127.16, respectively. The special distribution represents their pro rata portion of the return of capital resulting from the pay-off of a bond secured by a property known as Southfork Village.

(5) The distributions for the Series I Preferred Shares and Preferred Capital Distribution Shares include a special distribution of $1.48 which represents their pro rata portion of the proceeds from the sale of a taxable loan secured by the property known as Mountain View.

(6) In June 2001, approximately 26% of Series I Preferred Shares and Preferred Capital Distribution Shares and approximately 56% of Series II Preferred Shares and Preferred Capital Distribution Shares were redeemed. The effect of this redemption was a decrease in the number of shares outstanding, which, in turn caused the per share distribution to increase.

SHARES OUTSTANDING AND NUMBER OF HOLDERS
  AS FOLLOWS:
As of December 31, Preferred shares:
  Series I
    Shares outstanding                              10,995                14,933           14,933            15,590           16,329
    Number of shareholders                             783                   779              780               803              873
  Series II
    Shares outstanding                               3,176                 7,226            7,226             7,350            7,637
    Number of shareholders                             344                   349              350               356              365
Preferred capital distribution shares:
  Series I
    Shares outstanding                               5,742                 7,798            7,798             8,325            8,909
    Number of shareholders                             378                   377              379               378              425
  Series II
    Shares outstanding                               1,391                 3,164            3,164             3,535            3,809
    Number of shareholders                             169                   167              168               170              194
Common Shares:
    Shares outstanding                          21,820,236            17,655,737       17,392,064        16,791,050       11,106,150
    Number of shareholders                          17,960                11,094           15,536            15,772           13,405


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing and other real estate financings. A significant portion of the Company's investments consists of tax-exempt bonds and interests in bonds issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income from the majority of these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. Midland Financial Holdings, Inc. ("Midland"), a wholly owned corporate subsidiary, is a fully integrated real estate investment firm that specializes in originating, investing in and servicing investments in the affordable multifamily housing industry. These investments generate taxable, not tax-exempt, income.

     In October 1999 the Company acquired Midland for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in Common Shares at the closing of the transaction. In addition, $3.3 million in MuniMae Common Shares was payable annually over a three year period if Midland met certain performance targets, including an annual contribution to cash available for distribution ("CAD"). In December 2000, MuniMae paid approximately $3.3 million in Common Shares in consideration for Midland meeting its first year performance targets. In 2001, in order to increase MuniMae's flexibility in operating Midland, MuniMae agreed with the former owners of Midland that the payment of the 2001 and 2002 installments would no longer be conditioned on Midland meeting certain performance targets. In December 2001, MuniMae paid approximately $3.3 million in Common Shares and, subject to certain conditions, MuniMae expects to make the final payment of Common Shares having a value of approximately $3.3 million in December 2002.

     In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an investing segment that primarily holds investments producing tax-exempt interest income; and (2) an operating segment that primarily generates taxable interest income and, through corporate subsidiaries, fee income by providing servicing, loan origination and tax credit equity syndication services. The revenues associated with the investing segment consist primarily of interest earned on tax-exempt bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for portfolios of third parties, syndication and brokerage fees associated with the origination of tax credit syndications, taxable interest and fees earned on construction lending activities and other fee income.

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and bond related investments in TE Bond Sub, an indirect subsidiary of the Company. TE Bond Sub then sold Series A, Series B and Series A-1 and B-1 Cumulative Preferred Shares (collectively, the "TE Bond Preferred Shares") to institutional investors in May 1999, June 2000 and October 2001, respectively (see further discussion under Liquidity and Capital Resources). The TE Bond Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub and thus the assets of TE Bond Sub are not available to MuniMae's creditors. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Preferred Shares is allocated to the Company.

Results of Operations

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Total income for the year ended 2001 increased $24.9 million over the same period last year due primarily to: (1) an increase in collections of interest totaling $11.9 million on bonds, other bond related investments and loans; (2) a $6.1 million increase in gain on sale which includes an increase of $1.6 million on the sale of taxable loans, a $2.3 million gain on tax credit equity re-syndication, and a $2.2 million gain on the payoff of Newport-On-Seven; (3) an increase in loan servicing fees, loan origination and brokerage fees, and syndication fees of $5.3 million due primarily to an increase in syndication fees and an increase in loan production; (4) an increase in other income of $2.9 million of which $3.3 million was associated with income earned on the assumption of a purchase obligation with respect to the Hunter's Glen and Buchanan Bay bonds; (5) offset in part by $1.3 million decrease in interest on short-term investments.

     Total expenses for the year ended 2001 increased $11.1 million over the same period last year due primarily to: (1) an increase in salary and related benefits expense of $6.1 million, including additional bonuses associated with increased syndication production; (2) an increase in operating expenses of $1.9 million primarily associated with commissions paid on equity syndication funds;
(3) an increase in professional fees of $0.7 million associated with various information system initiatives; (4) an increase in goodwill and other intangibles amortization of $0.6 million; (5) a decrease in interest expense of $0.5 million primarily associated with the $22 million reduction in our long term debt facility; and (6) an other-than-temporary impairment of $3.3 million on two investments (Hunter's Glenn and Buchanan Bay).

     As a result of the adoption of FAS 133, the Company recorded a negative cumulative effect adjustment of $12.3 million on January 1, 2001 and net holding losses for mark to market adjustments on derivative financial instruments of $5.6 million for the year ended December 31, 2001.

     Income allocable to preferred shareholders of TE Bond Sub increased to $10.8 million from $8.5 million in 2000 as a result of the sale in October 2001 of Series A-1 and B-1 Preferred Shares and recording of a full year of income allocable to the Series B Preferred Shares sold in June 2000 (see further discussion under Liquidity and Capital Resources).

     As discussed above, the operating segment consists primarily of subsidiaries of the Company that are subject to income taxes. The effective tax rate for 2001 was 41.6% versus 49.4% for 2000. The 2001 rate reflects a provision for deferred taxes, and the effects of a charitable contribution and low-income housing tax credits.

     For the year ended December 31, 2001, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and other bond related investments available for sale was $7.0 million. After a reclassification adjustment for losses of $8.1 million included in net income, other comprehensive income for the year ended December 31, 2001 was $1.1 million and total comprehensive income was $27.0 million.

     Net income for the year ended December 31, 2001 decreased by $5.7 million as compared with 2000, due primarily to (1) a cumulative effect adjustment of $12.3 million upon adoption of FAS 133 and net holding losses for mark-to-market adjustments on derivative financial instruments of $5.6 million recorded in earnings, which were recorded through other comprehensive income in 2000, partially offset by (2) an increase in the Company's operating income (total income excluding net gain on sale less total expenses excluding other-than-temporary impairments) of $10.0 million due to growth in the Company's loan production volume and investments, and (3) an increase of $6.1 million in gain on sales which includes an increase of $1.6 million on the sale of taxable loans, a $2.3 million gain on tax credit equity re-syndication, and a $2.2 million gain on the payoff of Newport-On-Seven.

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

     Salaries and benefits, professional fees and operating expenses for the year ended December 31, 2000 increased by approximately $14.9 million over the prior year due primarily to (1) an increase of $11.9 million due to the inclusion of a full year of Midland expenses in 2000 versus a partial year of Midland expenses in 1999, (2) an increase of $0.6 million in salary and benefits expense as a result of an increase in the number of employees and an increase in the incentive compensation earned, (3) an increase of $1.0 million in professional fees related to consulting expenses as a result of growing the Company's information infrastructure and legal expenses related to various transactions and (4) an increase of $0.9 million in operating expenses related to an increase in allowance for loan losses.

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

     Income allocable to preferred shareholders of TE Bond Sub increased to $8.5 million from $3.4 million in 1999 as a result of the June 2000 Series B Preferred Equity Offering and recording of a full year of income allocable to the sale in May 1999 of the Series A Preferred Shares (see further discussion under Liquidity and Capital Resources).

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

     For the year ended December 31, 2000, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds and other bond related investments available for sale was $2.1 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive loss for the year ended December 31, 2000 was $2.3 million and total comprehensive income was $29.3 million.

     Net income for the year ended December 31, 2000 was $31.6 million compared to $31.5 million in 1999. Net income for 2000 includes a full year of Midland income of $40.0 million, offset by a full year of Midland operating and interest expense of $34.7 million. The increase in net income from the inclusion of Midland was offset by an increase of $5.1 million in income allocable to preferred shareholders in TE Bond Sub.

Critical Accounting Policies

     The Company's discussion of its financial condition and results of operations is based upon the Company's consolidated financial statements, which are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company believes the following critical accounting policies contain significant estimates used in the preparation of its consolidated financial statements.

Investment in tax-exempt bonds and other bond related investments

     Investment in tax-exempt bonds and other bond related investments is accounted for under the provisions of Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("FAS 115"). All investments in tax-exempt bonds and other bond related investments are classified and accounted for as available-for-sale debt securities and carried at fair value; unrealized holding gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company's policy discussed under the Other-than-Temporary Impairment section of this discussion. Future adverse changes in market conditions or poor operating results from the underlying real estate could result in losses or an inability to recover the carrying value of the investments.

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

     The Company bases the fair value of non-participating bonds and other bond related investments, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds or investments.

     Because the Company's investment in tax-exempt bonds and other bond related investments are secured by non-recourse mortgage loans on real estate properties, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including macro-economic conditions, interest rate changes, demographics, local real estate markets and individual property performance. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments.

Securitization Transactions

     For financial reporting purposes, transactions where the Company securitizes a bond and subsequently purchases a residual interest are accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). Under FAS 140, the accounting for these transactions is partially dependent on certain call provisions. If the residual interest holder is granted a call provision under the terms of the transaction, then effective control over the transferred assets has not been relinquished and the transaction is accounted for as a borrowing. When the residual interest holder is not granted a call provision and effective control has been relinquished, the transaction is accounted for as a sale and the Company recognizes gains and losses on the sale of its bonds. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding senior interest and residual interest based upon their relative fair values, in accordance with FAS 140. The Company may also structure transactions whereby a third party buys bonds directly from a seller and the Company subsequently purchases residual investments related to the bonds. In this case, the Company may retain the call provision associated with its investment in the residual interest position without requiring borrowing treatment because the Company does not own the bond.

Investment in Derivative Financial Instruments

     Investment in derivative financial instruments is accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Financial Accounting
Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS 133. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its derivative investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of derivatives are recorded through current earnings.

     The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. Under FAS 133, the Company's investment in these derivative financial instruments is recorded on the balance sheet with changes in fair value of these instruments, as well as changes in fair value of other instruments which are deemed to be derivative financial instruments, recorded in current earnings. The Company bases the fair value of its derivative financial instruments, which also have a limited market, on quotes from external sources, such as brokers, for these or similar investments. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by the Company were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions and market conditions could significantly affect estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Loans Receivable

     The Company carries loans receivable at net realizable value. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company's policy discussed below. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance.

Mortgage Servicing Rights

     The Company accounts for its mortgage servicing rights under FAS 140. FAS 140 requires servicing rights retained by the Company after the origination and sale of the related loan to be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted at market discount rates. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans. The amortization expense is included in goodwill and other intangibles amortization in the consolidated statements of income.

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

Other-than-Temporary Impairments

     The Company evaluates on an on-going basis the credit risk exposure associated with its assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of an investment, it records an other-than-temporary impairment or valuation allowance. The Company bases its measure of impairment of an investment on the present value of expected future cash flows discounted at the investment's effective interest rate, or the fair value of the collateral if the investment is collateral dependent.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. Under FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will be discontinued upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of FAS 141 and FAS 142 and assessing the impact of adoption.

Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in CAD to common shares and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring diversified portfolios of tax-exempt bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan includes structuring $1.4 billion to $1.6 billion in investment transactions in 2002. The Company expects to finance its acquisitions through a financing strategy that (1) takes advantage of attractive financing available in the tax-exempt securities markets, (2) minimizes exposure to fluctuations of interest rates, and (3) maintains maximum flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae, the Company has expanded its access to capital.

     For the year ended December 31, 2001, the Company structured $468.4 million in tax-exempt bond transactions. Of this amount, $99.6 million represented investments retained by the Company. In addition,

MuniMae originated $175.8 million of construction loans, $294.9 million of taxable permanent loans and equity investments totaling $146.6 million.

     The Company's investing segment relies primarily on securitization transactions and equity offerings to finance the growth in this business segment. The operating segment relies on a variety of financing sources, including pension funds, short-term bank warehousing and other credit lines, and the Company's working capital.

     The Company pension fund relationships have historically been a significant source of capital for its construction and construction/permanent lending activities. A number of pension funds, through the Midland Affordable Housing Group Trust (the "Group Trust"), have provided short-term credit to finance a variety of the Company's loan products. In 2000, these same pension funds established the Midland Multifamily Equity REIT ("MMER"), a $70 million Maryland real estate investment trust, in order to participate as equity investors in a portfolio of income-producing multifamily real estate properties. MMER has also extended working capital lines of credit to the Company in order to increase MMER's return on its capital base pending the investment of those funds in equity real estate. As of December 31, 2001, the various facilities extended by the Group Trust and MMER are as follows:

                                                   Group Trust                                MMER
                                                   -----------                                ----
                                        Borrowing         Balance Due at         Borrowing        Balance Due at
Purpose                                 Facility         December 31, 2001       Facility       December 31, 2001
-------                                 --------         -----------------       --------       -----------------
Finance interim construction and      $50.0 million        $5.0 million            $20.0             $44,000
permanent lending                       warehouse                              million line
activities                              facility                                 of credit


Finance working capital and           $30.0 million        $27.5 million           $20.0          $7.4 million
carry over loans                        warehouse                              million line
                                        facility                                 of credit

Fund syndication advances to          $10.0 million        $2.8 million             --                 --
limited partnerships                 line of credit


Finance interim construction               --                   --                 $20.0                $0
lending                                                                        million line
                                                                                 of credit


Fund syndication advances to           $30.0 million       $30.0 million           $20.0                $0
limited partnerships                  line of credit                           million line
                                                                                 of credit

     The following discussion outlines the Company's liquidity and capital resources with respect to these segments followed by a discussion of the economic factors that influence these items and the Company. This discussion is followed by a summary of the Company's off-balance sheet financings and commitments and contingencies and cash flow.

Investing Segment

     As noted above, the Company's investing segment relies primarily on securitization transactions and equity offerings to finance its growth. The Company grows its investment segment by acquiring diversified portfolios of tax-exempt bonds and other bond related investments. In 2001, the Company completed a Common Share equity offering and a TE Bond Preferred Share offering. In addition, the Company completed securitization transactions with Merrill Lynch and Freddie Mac.

Common Share Offerings

     On February 8, 2002, the Company sold to the public 3.0 million Common Shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common Shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters exercised their option to purchase 300,000 Common Shares generating net proceeds of approximately $7.1 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

     On February 6, 2001, the Company sold to the public 3.8 million common shares at a price of $23.07 per share and granted the underwriters an option to purchase up to an aggregate of 570,000 common shares to cover over-allotments at the same price. The net proceeds from this offering were used for general corporate purposes, including new investments and working capital.

Preferred Share Equity Offerings

     In May 1999, TE Bond Sub sold to institutional investors $84 million of Series A Cumulative Preferred Shares ("Series A Preferred Shares"). In June 2000, TE Bond Sub sold to institutional investors $60 million of Series B Cumulative Preferred Shares ("Series B Preferred Shares"). In October 2001, TE Bond Sub sold to institutional investors $16 million of Series A-1 Cumulative Preferred Shares ("Series A-1 Preferred Shares") and $8 million of Series B-1 Subordinate Cumulative Preferred Shares ("Series B-1 Preferred Shares"; all four Series, collectively, the "TE Bond Preferred Shares"). The net proceeds generated from the October 2001 offering were approximately $22.8 million.

     The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A and Series A-1 Preferred Shares. The Series B-1 Shares are equal in priority of payment to the Series B Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. Cash distributions on the TE Bond Sub Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions.

Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

     Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing on-balance sheet debt plus the total amount of third party owned senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio was approximately 53% both at December 31, 2001 and at December 31, 2000.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2001 and 2000, the total carrying amount of the tax-exempt bonds and taxable loans pledged as collateral was $361.8 million and $311.8 million, respectively.

     Following is a description of the Company's various credit enhancement and securitization investment vehicles.

     Merrill Lynch P-FLOATs(SM) program

     The Company securitizes tax-exempt bonds in its portfolio through the Residual Interest Tax-Exempt Securities Receipts ("RITESSM")/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATsSM") program offered by Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch"). Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch in turn, deposits the bonds into trusts, which are created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATsSM and RITESSM, are created for each asset deposited into the trusts. The P-FLOATsSM are short-term floating rate interests in the trusts that have priority on the cash flows of the tax-exempt bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATsSM are sold to qualified third party investors. When the Company sells a bond to Merrill Lynch, the Company receives the proceeds from the sale of the P-FLOATsSM, less certain transaction costs, and retains the residual interests in the trusts, the RITESSM. When Merrill Lynch buys the bond directly, the Company purchases the RITESSM from a Merrill Lynch sponsored trust. The RITESSM are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATsSM interest.

     Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trust created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. Although these swaps act as hedges, the Company does not designate them as hedges for accounting purposes under FAS 133; therefore, changes in fair value are reflected in earnings.

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

     Term Securitization Facility

     In March 1999, the Company consummated a transaction with Merrill Lynch that converted a portion of its investment in the P-FLOATsSM trusts discussed above into a longer-term securitization facility. As a result, this transaction enabled the Company to (a) reduce its exposure to credit and annual renewal risks associated with the liquidity and credit enhancement features of the securitization? trusts and the swap agreements, (b) reduce the annual financing costs, (c) eliminate the risk of receiving taxable net swap payments which serve to hedge tax-exempt investments, and (d) reduce the Company's exposure to changes in swap values that may result in margin calls. In July 2001, TE Bond Sub refinanced this facility. The result of the refinancing was a reduction of the outstanding debt from $67 million to $45 million. Substantially all other terms of the debt remained the same.

     Fannie Mae Credit Enhancement

     During December 2000, the Company closed a $100 million credit enhancement facility through Fannie Mae. The facility refinanced the short-term credit enhancement on approximately $70 million of the Company's existing P-FLOATsSM with long-term credit enhancement through Fannie Mae. The facility also provided credit enhancement to two of the Company's previously unenhanced tax-exempt bonds having an aggregate face value of approximately $10 million at December 31, 2000. The new facility also included the credit enhancement on approximately $20 million of tax-exempt bonds that were previously credit enhanced through MMA Cap, LLC ("MMA Cap") prior to December 2000.

     The $100 million credit enhancement facility, which was completed through MMA Cap, is an open ended facility and will facilitate the placement of long term securitization capital, thereby enabling the Company to securitize its tax-exempt bonds at a fixed rate and for a term that more clearly matches the term of the underlying bond. The MMA Cap credit enhancement facility was arranged through Midland and enables the Company to diversify its securitization capabilities. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional investments of $29.7 million (face amount) to this facility as collateral.

     Freddie Mac Tender Option Bond Program

     In December 2001, the Company developed a tender option bond program with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Through this program, the Company securitized 12 bonds with an aggregate unpaid principal balance of approximately $91.0 million and deposited the bonds in 12 trusts. Prior to this transaction, approximately $34.3 million of these bonds had been securitized through the P-FLOATs(SM) program. The trusts issued approximately $69.0 million of fixed-rate senior certificates and approximately $22.0 million of fixed-rate subordinate certificates. The Company purchased the subordinate certificates and the senior certificates were sold to third party investors. The net proceeds to the Company upon completion of this transaction approximated $34.7 million, which represents $69.0 million in proceeds from the sale of the fixed-rate senior certificates less $34.3 million for the purchase of the bonds in the P-FLOATsSM program. To increase the attractiveness of the senior certificates to outside investors, Freddie Mac provided credit enhancement through a standby guaranty of payment and agreed to provide liquidity by lending the Company the money to repurchase the senior certificates at the remarketing date (if they are not successfully remarketed), which is five years from issuance. The Company agreed to pay Freddie Mac for the first $22.0 million of losses if any of the bonds fail to generate sufficient income to pay the senior certificate holders, and the Company pledged the subordinate certificates to Freddie Mac to secure this obligation. Freddie Mac's recourse to the Company for losses on the credit enhancement is limited to its right to liquidate the subordinate certificates.

Operating Segment

     As noted above, the Company's operating segment relies on the availability of capital from pension funds, both directly and indirectly through the Group Trust and MMER, in addition to the capital provided by government sponsored entities, such as Fannie Mae and Freddie Mac, to maintain and grow its operations. Through the operating segment, the Company originates construction loans to the affordable multifamily housing industry. The Company's sources of capital to fund these lending activities include notes payable to the Group Trust, warehousing facilities with the Group Trust, MMER and a commercial bank, various short-term bank lines of credit, and working capital. The Company earns income from the difference between the interest charged on its construction loans and the interest due under its notes payable and other funding sources. The Company also earns origination and construction administration fees from originating the loans and servicing the loans during the construction period.

     Midland is a Fannie Mae Delegated Underwriter and Servicer ("DUS") and a Freddie Mac approved mortgagee. As a result, for its construction/permanent loans, the Company sells the loans to Fannie Mae, Freddie Mac or the Group Trust as or shortly after the loans are converted to permanent loans. The Company earns a brokerage fee for selling the loans and generally retains the mortgage servicing rights on these loans. The proceeds of the sale of permanent loans are reinvested in new loans.

     As a Fannie Mae DUS lender, Midland may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae. More specifically, Midland may be required to make servicing advances to pay taxes or insurance premiums or delinquency advances to pay principal or interest (if the borrower fails to make payment). Also, Midland may participate in a deficiency after foreclosure. In connection with this obligation, Midland must maintain a minimum net worth and collateral with a custodian. Its financial exposure, however, is subject to certain deductibles and loss limits. The servicing portfolio balance originated through the DUS program was $584.6 million and $403.9 million at December 31, 2001 and 2000, respectively. Midland is indemnified by the Group Trust against losses it may incur in connection with its servicing of $271.0 million of these loans. As of December 31, 2001, the Company had not incurred any losses on this portfolio.

     The Company sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the selling of these partnership interests, the Company may provide certain performance guarantees on the underlying properties owned by the partnerships. The maximum exposure under these guarantees at December 31, 2001 was $23.8 million, and as of December 31, 2001, the Company does not expect to have to perform under these guarantees and does not believe that any loss is likely.

Factors that Could Affect Future Results

     In seeking out attractive multifamily and other housing-related investment opportunities, the Company competes directly against a large number of lenders -- including banks, finance companies and other financial intermediaries - and providers of related services such as portfolio loan servicing. Certain of the Company's competitors, including GMAC, Prudential Mortgage Finance and Lend Lease Mortgage Capital Co., have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

     In addition, in seeking permanent financing for their developments, the Company's customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner's use of the property. Consequently, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. While our strategic emphasis on tax-exempt financing will continue, the Company does offer taxable permanent debt financing options and, with financing from pension funds through MMER, offers taxable equity financing as well.

     The Company's results of operations could also be materially affected by changes in the performance of the properties underlying its investments. We might receive less income from our investments than we expect due to any number of factors, including:

     o Adverse economic conditions, either local, regional or national, limiting the amount of rent that can be charged for units at the properties. Adverse economic conditions may also result in a reduction in timely rent payments or a reduction in occupancy levels.

     o Occupancy and rent levels may decrease due to the construction of additional housing units or the establishment of rent stabilization or rent control laws or similar agreements.

     o A decline in the level of mortgage interest rates may encourage tenants in multifamily rental properties to purchase housing, reducing the demand for rental housing.

     o Expenses at the property level, including but not limited to capital needs, real estate taxes and insurance, may increase.

     Periods of economic slowdown or recession that result in declining properties or property performance, particularly declines in the value or performance of multifamily properties, may adversely affect our business. Any material decline in property values weakens the collateral value of the properties we invest in, and prolonged poor performance in the affordable housing market segment could result in a decline in demand for financing. Additionally, some of our income comes from contingent interest on participating tax-exempt bonds. A decline in the performance of the related multifamily property would likely have a negative effect on our cash available for distribution.

     The Company's business prospects are directly impacted by governmental policy decisions relating to investments in affordable housing which affect the supply of tax-exempt bonds and low-income housing tax credits ("LIHTC"). For example, in late 2000 Congress passed legislation increasing the LIHTC, which is determined on a state-by-state basis according to each state's population, from $1.25 in 2000 to $1.50 in 2001 and $1.75 in 2002. This increase contributed to the Company's $114.7 million of tax credit equity originations in 2001 (an increase of $17.1 million, or 18%, over 2000) and is expected to facilitate higher production volume in 2002. Also in 2000, Congress approved a 50% increase in allocations for tax-exempt and other "private activity" bonds, from $50.00 per state resident for 2000 to $75.00 for 2002. Current legislation provides for inflation-based adjustments to the LIHTC and tax-exempt bond allocations starting in 2003.

     Our future results are also dependent on the Company's maintenance of its relationships with the government sponsored entities ("GSEs") participating in the affordable housing market, particularly Fannie Mae and Freddie Mac. The maintenance of the Company's DUS license with Fannie Mae is critical to the continued productivity and growth of the Company's operating segment. As a DUS Lender, the Company is subject to periodic reviews by Fannie Mae and must comply with a variety of underwriting and servicing guidelines imposed by Fannie Mae contractually. Noncompliance or failure to adhere to these guidelines could result in loss of delegated authority and most severely a revocation of the Company's DUS license. Alternatively, Fannie Mae could impact the value of the DUS license to the Company by either (i) issuing new DUS licenses to the Company's competitors or (ii) changing the delegated authority of its DUS lenders or making it more costly or otherwise more difficult for DUS lenders to underwrite and service loans on Fannie Mae's behalf. Of the $175.8 million of construction loans originated in the operating segment in 2001, 93% of the total were for projects underwritten and structured so as to be eligible for permanent financing through one of the GSEs.

     The Company also relies on the GSEs as a source of liquidity and credit enhancement. (See "Liquidity and Capital Resources -- Fannie Mae Credit Enhancement and "--Freddie Mac Tender Option Bond Program" above.) Consequently, our results may be impacted by changes in the strategic direction of the GSEs, particularly those which diminish their appetite for investment in affordable housing.

     The pension fund participants in the Group Trust and MMER provide significant financial support to the Company's operating segment. While the Company believes its relations with these pension funds are good, it is possible that these funds will reduce or withdraw their financing commitments in the future. At December 31, 2001, the Group Trust and MMER together accounted for $200 million, or 64% of the operating segment's borrowing capacity.

     As described in "Investing Segment--Merrill Lynch P-FLOATs(SM) Program" above, the Company regularly purchases RITESSM, which are floating rate residual interests in securitization trusts established through Merrill Lynch. The Company attempts to mitigate its floating rate risks by investing in interest rate swaps. At December 31, 2001, the Company was party to interest rate swaps in the aggregate notional amount of $422.2 million. The Company's floating rate exposure at any point in time may not have been fully mitigated by hedging instruments and, as a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. See Note 7 to the Company's consolidated financial statements for a more detailed discussion of this issue.

     In addition, the effectiveness of the Company's strategy to mitigate interest rate risk could be impacted by factors affecting the creditworthiness of the Company's swap counterparties. Credit downgrades of the Company's swap counterparties or other factors may limit their participation in interest rate swaps, which could make it more costly for the Company to continue its interest rate risk management strategy. The Company has recently begun to distribute its interest rate swap portfolio among several counterparties in order to limit counterparty credit risk. At December 31, 2001, Merrill Lynch was the swap counterparty on $171.7 million, or 41%, of the Company's interest rate swaps.

     The Company also relies on the GSEs as a source of liquidity and credit enhancement. (See "Liquidity and Capital Resources -- Fannie Mae Credit Enhancement and "--Freddie Mac Tender Option Bond Program" above.) Consequently, our results may be impacted by changes in the strategic direction of the GSEs, particularly those which diminish their appetite for investment in affordable housing. The Company's future results could also be impacted by deterioration in the credit quality of Fannie Mae and Freddie Mac, which provide credit enhancement and liquidity support which facilitates the securitization of the Company's assets. See "Quantitative and Qualitative Disclosures about Market Risk--Risks Associated with Securitizations" below. If Fannie Mae and Freddie Mac ceased to provide such support, the Company would have to seek alternative forms of credit and liquidity support in order to continue to leverage its assets. The Company does not have any reason to believe that either entity will cease to provide such support; nevertheless, the Company is negotiating with other prospective providers of credit enhancement in order to limit this risk.

     Fannie Mae and Freddie Mac also benefit from a number of government-confirmed benefits; including, for example, the following: (1) their earnings are exempt from state and local corporate income taxes; (2) their securities are exempt from SEC registration requirements; and (3) their securities are eligible for unlimited investment by federally insured thrifts, national banks and state bank members of the Federal Reserve system. These advantages, coupled with the size and prominence of Fannie Mae and Freddie Mac in the mortgage-backed security market, have led to recent scrutiny of their role in the mortgage market. A number of sizeable financial services companies and trade associations have launched a concerted effort to limit the growth of the GSEs and spur close examination of how the benefits of their GSE status are being employed. While it is impossible to predict the ultimate impact of this lobbying effort, it could conceivably result in a contraction of the GSEs' support of the affordable housing market.

     In 2001 the Company embarked on a comprehensive overhaul of its information systems infrastructure in an effort to: (i) standardize the Company's hardware and internal communications platforms; (ii) upgrade the Company's accounting and financial systems to an enterprise resource planning (ERP) system; and (iii) develop scalable, integrated loan underwriting, deal management and loan servicing systems tailored to the Company's needs and expected growth profile. As of December 31, 2001, the Company had: implemented the accounting modules; replaced our local-area networks and implemented a five-year outsourcing arrangement with an application services provider for wide-area network connectivity, secure internet access and application hosting; and upgraded and unified the Company's basic office productivity software on a Microsoft Office 2000 platform. Management expects these information systems upgrades to continue through 2003. The Company believes that successful implementation of the upgrades will increase the Company's efficiency in future years; however, delays or complications in implementation may have an adverse impact on the Company's operations.

Cash Flow

     At December 31, 2001 and 2000, the Company had cash and cash equivalents of approximately $97.4 million and $27.5 million, respectively.

     Cash flow from operating activities was $31.5 million, $29.0 million and $30.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in cash flow for 2001 versus 2000 is due primarily to an increase in income from new investments and an increase in other income attributable to Midland. The decrease in cash flow for 2000 versus 1999 is due primarily to an increase in other receivables at Midland.

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

     Until the redemption of the Company's preferred shares in 2002, the Company was required to distribute to the holders of its preferred shares the cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company was also required to distribute 2.0% of the Company's net cash flow to the holders of term growth shares. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the years ended December 31, 2001 and 2000, cash available for distribution to common shares was $41.6 million and $32.6 million, respectively. The Company's distribution per common share for 2001 of $1.7150 represents a payout ratio of 89.2% of CAD. The Company's common share distribution for 2000 of $1.6725 represents a payout ratio of 90.0% of CAD.

     Regular cash distributions to shareholders attributable to the years ended December 31, 2001, 2000 and 1999 were $38.8 million, $31.5 million and $29.7 million, respectively.

     The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, operating expenses and distributions on the common shares and other equity, from cash on hand, operating cash flow, equity offering proceeds and securitization proceeds.

Related Party Transactions

Pension Fund Advisory Business


     A subsidiary of the Company functions as an investment advisor for several pension funds and profit-sharing trusts. Since 1991, these funds and trusts have provided short-term debt financing to the Company through the Group Trust. The Group Trust was formed by these pension funds in order to facilitate their lending to the Company in accordance with their internal policy requirements. In 2000, these same pension funds established the MMER in order to participate as equity investors in a portfolio of income-producing multifamily real estate properties. MMER has also extended working capital lines of credit to the Company in order to increase MMER's return on its capital base pending the investment of those funds in equity real estate.

     The various credit lines established by the Group Trust and MMER are described in detail in "Liquidity and Capital Resources" section above. As of December 31, 2001, these credit lines totaled $200.0 million, and loans outstanding to various subsidiaries of the Company totaled $72.8 million.

     The Group Trust and MMER engage in business transactions exclusively with the Company. Four of the five trustees of the Group Trust (Mr. Falcone, Mr. Mentesana, Mr. Robert J. Banks, and Mr. Keith J. Gloeckl) are officers of the Company. In addition, three of the five trustees of MMER (Mr. Falcone, Mr. Banks and Mr. Gloeckl) are Company officers. Consequently, the Group Trust and MMER are deemed to be affiliates of the Company.

     Management believes that the Group Trust and MMER were established on arm's length terms with the pension funds and that all transactions between the Company and the Group Trust and the Company and MMER are arm's length transactions. Management further believes that the facilities bear market rates of interest and that the collateral requirements are substantially equivalent to the requirements of the Company's lenders which have no other affiliation with the Company. None of the Company's officers who serve as trustees of the Group Trust or MMER receives compensation from the Group Trust or MMER for serving in that capacity.

     In addition to the liquidity provided by the Group Trust and MMER working capital lines of credit, the Company earns placement and management fees from them. For the years ended December 31, 2001, 2000, and 1999, respectively, the Company's fees from the Group Trust totaled $2.0 million, $1.0 million and $1.6 million. For the year ended December 31, 2001 the Company's fees from MMER totaled $30,000.

     The Company believes that special purpose entities such as the Group Trust and MMER are attractive investment vehicles for pension funds and other sophisticated institutional investors because they enable those investors to benefit from the Company's specialized real estate experience while permitting them to tailor collateral, reporting and other features of the investment vehicle to their specific interests. Accordingly, the Company intends to continue to market its services to such investors. In addition, the Company and the investors in the Group Trust and MMER may agree to increase or decrease the size, or change the investment purposes, of those investment vehicles from time to time.

The Shelter Group

     Mr. Joseph controls and is an officer of Shelter Development Holdings, Inc. ("Shelter Holdings") which, together with its affiliates (collectively, the "Shelter Group"), engages in real estate development and provides property management services to a wide variety of commercial and residential properties. One of the Shelter Group companies provides property management functions for a number of properties that serve as collateral for the Company's bond investments. Mr. Falcone had an ownership interest in and was a board member of this entity until he relinquished these positions in 2000.

     The Shelter Group receives fees pursuant to management contracts for properties which it manages. During 2001, Shelter had 12 property management contracts for properties that collateralize the Company's investments with fees at or below market value. During 2000, there were 12 affiliated property management contracts for properties that collateralize the Company's investments with fees at or below market value. During the years ended December 31, 2001, 2000 and 1999, these fees approximated $1.1 million, $1.3 million, and $1.1 million, respectively. Of the 12 property management contracts with the Shelter Group in effect as of December 31, 2001, seven were for properties which had been under the management of the Shelter Group since prior to the formation of the Company, and three were for properties whose prior managers were replaced due to poor performance.

     Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property.

     Mr. Joseph has agreed to abstain from any involvement, as a partner in the Shelter Group, in the structuring or review of any contracts or transactions between the Shelter Group and the Company. He has likewise agreed to recuse himself from review or involvement, as an officer or director of the Company, in contracts and transactions involving the Shelter Group. The Company's Board of Directors has approved all contracts and transactions involving the Shelter Group and conducts an annual review of all property management contracts between the Shelter Group and any properties that collateralize the Company's investments.

Management of Defaulted Assets

     In certain circumstances involving the Company's tax-exempt bonds, borrowers have defaulted on their debt obligations to the Company. In such circumstances the Company has, after evaluating its options, chosen not to foreclose on the property. Instead, the Company has negotiated the transfer of a property's deed in lieu of foreclosure to, or replaced the general partner of a property with, an entity affiliated with the Company. The Company has done so in order to preserve the original tax-exempt bond obligations and its participation in cash flow from the property, consistent with its overall goal of providing tax-exempt income to its shareholders.

     Following the transfer of the property's deed to an affiliated entity, that entity controls the collateral for certain investments held by the Company. These affiliated entities are controlled by or managed by certain officers of the Company. The following table outlines these affiliate relationships at December 31, 2001:

                                                  Number of Properties Owned          Carrying Value of Company's
Affiliate Entity                                   (directly or indirectly)         Investment at December 31, 2001
----------------                                   ------------------------         -------------------------------
SCA Successor, Inc. (1)                                        4                             $ 43,540,000
SCA Successor II, Inc. (1)                                    11                               54,958,000
MMA Affordable Housing Corporation (2)                         2                               45,649,000
MuniMae Foundation, Inc (3) /
MMA Successor I., Inc. (1)                                     3                               23,872,000
                                                            ------                           ------------
Total                                                         20                             $168,019,000
                                                            ======                           ============

     (1) These corporations are general partners of the operating partnerships whose property collateralizes the Company's investments. Mr. Joseph controls the general partners of these operating partnerships and Mr. Falcone serves as director in three such general partners. Ms. Angela A. Barone, the Company's Vice President of Finance and Budgeting, serves as an officer in one such general partner.

     (2) MMA Affordable Housing Corporation ("MMAHC") is a 501(c)(3) non-profit entity organized to provide charitable donations on behalf of the Company. Mr.

Joseph is the Chairman and one of five directors of the MMAHC. Mr. Falcone, Mr. Gary A. Mentesana and Mr. Earl W. Cole, III, Senior Vice President of the Company, are also officers and directors of the MMAHC.

(3) MuniMae Foundation, Inc.is a private non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the President and one of four directors of the MuniMae Foundation. Mr. Falcone and Mr. Mentesana, the Company's Chief Capital Officer, are also directors of the MuniMae Foundation.

     None of the officers of the Company who serve as directors or officers of the affiliated entities listed above is compensated for his services as officer or director thereof or derives any other economic benefit from those entities except for Mr. Joseph, who controls the general partner of SCA Successor I, Inc., SCA Successor II, Inc. and MMA Successor I, Inc.

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

     Certain other related party relationships are discussed in Note 16 to the Company's Consolidated Financial Statements.

Income Tax Considerations

     MuniMae is organized as a limited liability company. This structure allows MuniMae to combine the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. MuniMae does not pay tax at the corporate level. Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes. Approximately 100%, 93% and 83% of MuniMae's tax basis net income for the years ended December 31, 2001, 2000 and 1999, respectively, was tax-exempt for federal income tax purposes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company invests in certain financial instruments, primarily available-for-sale investments in tax-exempt bonds and other bond related investments that are subject to various forms of market risk including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk. The Company seeks to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels consistent with the risks the Company undertakes.

     The following is a discussion of various categories of risk that the Company may be subject to in the foreseeable future.

Real Estate Risk

     The Company's investments in bonds and other bond related investments are primarily collateralized by non-recourse mortgage loans on real estate properties. One of the major risks of owning investments collateralized by multifamily residential properties is the possibility that the owner of a property collateralizing the investment will not make the payments due to the Company and therefore defaults on the debt obligation. Defaults are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand forces, economic trends, interest rates and other factors beyond the control of the Company. Adverse economic conditions may limit the amounts of rent that can be charged for rental units at the properties or may reduce a property's occupancy level. Occupancy and rent levels may decrease due to the construction of additional housing units. City, state or federal housing programs that subsidize many of the properties may impose rent limitations and may limit the ability of a property to increase rents. The property may experience an increase in expenses, including but not limited to capital needs, real estate taxes and insurance. All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to the Company under its tax-exempt bond. This could affect the Company's cash available for distribution to shareholders. The Company manages this risk through a diligent underwriting process and by carefully monitoring loan performance.

     The Company may be adversely affected by periods of economic slowdown or recession that result in declining property values or property performance, particularly declines in the value or performance of multifamily properties. Any material decline in property values weakens the value of the properties as collateral for the Company's investments and increases the possibility of a loss in the event of a default. Additionally, some of our income comes from additional interest on participating tax-exempt bonds. The collection of additional interest may decrease in times of economic slowdown due to lower cash available from the properties. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments. As a result of these factors, debt service on the investments, and therefore cash flow available for distribution to shareholders, is dependent upon the performance of the underlying properties. Accordingly, a decline in the performance of the related multifamily property could have a negative effect on our cash available for distribution to shareholders.

Interest Rate Risk

     Interest  rate  risk  is  highly  sensitive  to  many  factors,   including
governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the

Company's control. The interest income collected on investments that bear interest at fixed rates or pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates, unless the investment is prepaid as discussed below. In contrast, the Company's investments in other bond related investments, which bear interest at floating rates, are directly impacted by fluctuations in market interest rates. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2001, the Company's annual interest income on these investments would have changed by $95,000 and $200,000, respectively.

     The majority of Company's loans receivable and notes payable related to Midland's operations are generally not expected to be directly subject to interest rate risk. The Company typically provides loans to borrowers (loans receivable) by borrowing from third parties (notes payable). The Company earns net interest income that represents the difference between the interest charged to borrowers and the interest paid to the Company's lenders. The Company typically attempts to match the terms and rates of its loans receivable and notes payable to fix the interest income the Company will receive.

     It is important to note that changing interest rate environments could reduce the demand for multifamily tax-exempt and taxable financing, which could limit the Company's ability to structure transactions. Conversely, falling interest rates may prompt historical renters to become first time homebuyers, in turn potentially reducing the demand for multifamily housing. In addition, in a falling interest rate environment, demand for taxable financing could increase relative to tax-exempt financing.

     Developing an effective interest rate management strategy can be complex, and no strategy can insulate the Company from all potential risks associated with interest rate changes. The Company manages its interest rate exposure on its investments in RITESSM, which are inverse floaters, through the use of interest rate swaps in the notional amount of the outstanding senior interests in the securitization trusts. Historically, the Company has attempted to hedge substantially all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate exposure may not be fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. Also, the interest rate swap agreements are subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the securitization trust remains in existence.

     In addition, there is no guarantee that the securitization trust will be in existence for the duration of the hedge, as these securitization trusts would be collapsed if the related credit enhancement or liquidity facilities are not renewed.

     To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch. Similar to the RITESSM, these investments are subject to interest rate risk. To date the Company has not always entered into hedging instruments to mitigate this exposure. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments.

     The Company's investments in tax-exempt bonds and other bond related investments and investments in derivative financial instruments are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2001, the market value of these investments would have changed by 5% and 9%, respectively. However, for the participating tax-exempt bonds for which the fair value is determined by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, economic events and conditions, and investor risk perceptions.

Credit and Liquidity Risks

     Substantially all of the Company's bonds and other bond related investments lack a regular trading market and are illiquid. This lack of liquidity could be exacerbated during turbulent market conditions or if any of the tax-exempt bonds become taxable or go into default. In the event that the Company may require additional cash during a turbulent market, the Company may have to liquidate its investments on unfavorable terms. In addition, the illiquidity associated with the Company's bond and other bond related investments can result in increased volatility in the fair value of the Company's investments, which could impact the Company's balance sheet and other comprehensive income.

     There can also be significant credit risk assigned by investors in the securitization trusts to the types of investments held by the Company. The illiquid assets held by the Company trade at yields that can be traced to spreads over "investment grade" instruments. On occasion there may be periods of market volatility during which the market investors demand an increased credit spread to "investment grade" investments for the investments owned by the Company. During these times, the market value of the Company's investments may decline significantly. If the investors' required rate of return on the Company's investments had changed 100 basis points and 200 basis points at December 31, 2001, the market value of these investments would have changed by 6% and 12%, respectively.

     Under the terms of the Company's interest rate swap agreements and total return swaps with Merrill Lynch, the Company is required to maintain cash deposits with Merrill Lynch (margin call deposits). There is a risk that the Company could be required to liquidate investments to satisfy margin calls on its interest rate swap contracts and total return swap contracts if interest rates rise or fall dramatically. Additionally, the Company is exposed to the credit risks of the Company's counterparties in the interest rate swap contracts and total return swap contracts. The Company's counterparties, under certain circumstances, may not pay or perform under the contracts or they may terminate the contract at times unfavorable to the Company.

     In order to facilitate the securitization of certain assets at higher than normal leverage ratios, the Company has pledged additional bonds that act as collateral for the senior interests in the securitization trusts. In the event that a securitization trust cannot meet its obligations, all or a portion of the bonds pledged as collateral may be sold to satisfy the obligations of the senior interest in the securitization trust. In addition, if short-term tax-exempt interest rates rise dramatically and exceed the coupon rate of the underlying fixed rate bond in a securitization trust, the securitization trust would be collapsed as a result of insufficient interest from the underlying fixed rate bond available to service the floating senior interest obligation.

Prepayment Risk

     A decrease in market interest rates may result in the redemption of an investment or a borrower prepaying or refinancing the investment prior to its stated maturity. The Company may not be able to reinvest the proceeds of the redeemed investment at an attractive rate of return. This may affect the Company's ability to generate sufficient income to pay distributions.

Risk Associated with Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. In the securitization trusts, the investment bank (the "credit enhancer") provides liquidity to the trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one-year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company's income. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed above), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2001, $412.7 million and $346.7 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement, respectively. Of the $346.7 million, $66.0 million is credit enhanced by Fannie Mae and therefore not subject to annual "rollover" renewal for credit enhancement (see further discussion under Fannie Mae Credit Enhancement). The Company has already extended, in advance, the liquidity and credit enhancement of the senior interests for a period of one year on each trust. The expiration of each facility is staggered for the trusts so that the annual renewals are not concentrated in any one month. In addition, the Company entered an agreement whereby the liquidity and credit enhancement facilities will be automatically extended for six month increments on each six month anniversary thereafter unless notified by the credit enhancer six months in advance of their termination of the facilities. The extension and renewal of the liquidity and credit enhancement facilities have the same terms as the original facilities. The Company continues to review alternatives that would reduce and diversify credit risks.

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated March 22, 2002, are listed in
Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by Item 10 is contained in the Company's proxy statement for its 2002 annual shareholders meeting under the captions "Election of Directors," "Identification of Executive Officers," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information required by Item 11 is contained in the Company's proxy statement for its 2002 annual shareholders meeting under the heading "Report of the Compensation Committee of the Board of Directors" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is contained in the Company's proxy statement for its 2002 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 is contained in the Company's proxy statement for its 2002 annual shareholders meeting under the same caption and is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

            Report of Independent Accountants

            Consolidated Balance Sheets as of December 31, 2001 and 2000

            Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999 Notes to

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

            10.13 Employment  Agreement  between the  Registrant  and William S.
                  Harrison,  dated  April 9, 2001  (filed as Item 6 (a)  Exhibit
                  10.13 to the Company's report on Form 8-K, filed with the Commission on May 15, 2001.

            10.14 Employment  Agreement  between  the  Registrant  and  Keith J.
                  Gloeckl,  dated  August 30,  2001 (filed as Item 6 (a) Exhibit
                  10.1 to the Company's report on Form 8-K, filed with the Commission on August 14, 2001.

            10.15 Employment  Agreement  between  the  Registrant  and Robert J.
                  Banks, dated August 30, 2001 (filed as Item 6 (a) Exhibit 10.1 to the Company's report on Form 8-K, filed with the Commission on November 13, 2001.

            21    Subsidiaries

            23    Consent of PricewaterhouseCoopers LLP

      (b)   Reports on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Municipal Mortgage & Equity, LLC


                                        By: /s/ Mark K. Joseph
                                           -----------------------------------
                                                Mark K. Joseph
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature                                         Title                                     Date
---------                                         -----                                     ----
/s/ Mark K. Joseph               Chairman of the Board, Chief Executive Officer        March 29, 2002
------------------------         (Principal Executive Officer), and Director
Mark K. Joseph

/s/ Robert J. Banks              Executive Vice Chairman, Senior Vice President        March 29, 2002
------------------------         and Director
Robert J. Banks

/s/ Michael L. Falcone           President, Chief Operating Officer and Director       March 29, 2002
------------------------
Michael L. Falcone

/s/ William S. Harrison          Senior Vice President, Chief Financial Officer        March 29, 2002
------------------------         and Secretary
William S. Harrison

/s/ Charles Baum                 Director                                              March 29, 2002
------------------------
Charles Baum

/s/ Richard O. Berndt            Director                                              March 29, 2002
------------------------
Richard O. Berndt

/s/ Robert S. Hillman            Director                                              March 29, 2002
------------------------
Robert S. Hillman

/s/ William L. Jews              Director                                              March 29, 2002
------------------------
William L. Jews

/s/ Douglas A. McGregor          Director                                              March 29, 2002
------------------------
Douglas A. McGregor

/s/ Carl W. Stearn               Director                                              March 29, 2002
------------------------
Carl W. Stearn

Report of Independent Accountants

To the Shareholders and Board of Directors of Municipal Mortgage & Equity, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Municipal Mortgage & Equity, LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133 in 2001.


PricewaterhouseCoopers LLP


Baltimore, Maryland
February 22, 2002

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    December 31, 2001   December 31, 2000
                                                                                    -----------------   -----------------
ASSETS
Cash and cash equivalents                                                               $    97,373         $  27,504
Interest receivable                                                                          15,859             9,978
Investment in tax-exempt bonds, net (Note 4)                                                616,460           500,190
Investment in other bond related investments  (Notes 5 and 6)                                13,295            13,457
Investment in derivative financial instruments (Note 7)                                       2,912                --
Loans receivable, net (Note 8)                                                              440,031           349,291
Restricted assets (Note 9)                                                                   16,710            25,212
Other assets                                                                                 45,749            27,694
Mortgage servicing rights, net (Note 10)                                                      9,161             6,876
Property and equipment                                                                        2,721             1,012
Goodwill and other intangible assets (Note 2)                                                29,005            26,668
                                                                                        -----------         ---------
Total assets                                                                            $ 1,289,276         $ 987,882
                                                                                        ===========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 11)                                                                 $   420,063         $ 329,159
Accounts payable, accrued expenses and other liabilities                                     29,014            23,497
Investment in derivative financial instruments (Note 7)                                      18,646                --
Investment in other bond related investments (Notes 5 and 6)                                  7,979            17,984
Distributions payable                                                                         2,960             2,606
Short-term debt (Notes 5 and 8)                                                              78,560            41,290
Long-term debt (Notes 5 and 8)                                                              134,881            70,899
                                                                                        -----------         ---------
Total liabilities                                                                           692,103           485,435
                                                                                        -----------         ---------

Commitments and contingencies (Note 12)                                                          --                --

Preferred shareholders' equity in a subsidiary company (Note 3)                             160,465           137,664

Shareholders' equity:
Preferred shares:
    Series I (10,995 and 14,933 shares issued and outstanding, respectively)                  6,914             9,594
    Series II (3,176 and 7,226 shares issued and outstanding, respectively)                   2,326             4,868
Preferred capital distribution shares:
    Series I (5,742 and 7,798 shares issued and outstanding, respectively)                    2,552             3,489
    Series II (1,391 and 3,164 shares issued and outstanding, respectively)                     411             1,268
Term growth shares (2,000 shares issued and outstanding)                                        229               197
Common shares (21,879,566 shares, including 21,857,312 shares issued, and 22,254 deferred shares at December 31, 2001 and 17,716,576 shares, including
    17,700,745 shares issued, and 15,831 deferred shares at December 31, 2000)              406,733           328,990
Less common shares held in treasury at cost (59,330 shares and
    60,839 shares, respectively)                                                               (912)             (944)
Less unearned compensation (deferred shares) (Note 17)                                       (4,145)           (4,144)
Accumulated other comprehensive income                                                       22,600            21,465
                                                                                        -----------         ---------
Total shareholders' equity                                                                  436,708           364,783
                                                                                        -----------         ---------

Total liabilities and shareholders' equity                                              $ 1,289,276         $ 987,882
                                                                                        ===========         =========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                                                                      For the year ended December 31,
                                                                               -------------------------------------------
                                                                                    2001             2000            1999
                                                                               ------------     -----------    -----------
INCOME:
Interest on tax-exempt bonds and other bond related investments                $     53,443     $    43,077    $    35,435
Interest on loans                                                                    33,340          31,757          6,543
Loan origination and brokerage fees                                                   5,592           3,758          1,580
Syndication fees                                                                      7,036           4,918          2,345
Loan servicing fees                                                                   6,982           5,621          1,759
Interest on short-term investments                                                    3,081           4,391          1,848
Other income                                                                          8,067           5,209          1,356
Net gain on sales (Notes 5 and 10)                                                    8,222           2,121          2,680
                                                                               ------------     -----------    -----------

Total income                                                                        125,763         100,852         53,546
                                                                               ------------     -----------    -----------
EXPENSES:
Salaries and benefits                                                                21,381          15,300          6,746
Professional fees                                                                     4,186           3,477          1,698
Operating expenses                                                                    7,842           5,972          1,371
Goodwill and other intangibles amortization                                           2,509           1,887            297
Interest expense                                                                     30,696          31,152          6,665
Other-than-temporary impairments related to investments in mortgage
      revenue bonds and other bond related investments (Note 4)                       3,256           1,008          1,120
                                                                               ------------     -----------    -----------
Total expenses                                                                       69,870          58,796         17,897
Net holding losses on trading securities (Note 2)                                    (5,572)             --             --
                                                                               ------------     -----------    -----------
Net income before income taxes, income allocated to
      preferred shareholders in a subsidiary company,
      and cumulative effect of accounting change                                     50,321          42,056         35,649
Income tax expense                                                                    1,383           2,006            703
                                                                               ------------     -----------    -----------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
      accounting change                                                              48,938          40,050         34,946
Income allocable to preferred shareholders in a subsidiary company (Note 3)          10,779           8,475          3,433
                                                                               ------------     -----------    -----------
Net income before cumulative effect of accounting change                             38,159          31,575         31,513
Cumulative effect on prior years of change in
      accounting for derivative financial instruments                               (12,277)             --             --
                                                                               ------------     -----------    -----------
Net income                                                                     $     25,882     $    31,575    $    31,513
                                                                               ============     ===========    ===========

Net income allocated to:
      Preferred shares:
         Series I                                                              $        720     $       840    $     1,022
                                                                               ============     ===========    ===========
         Series II                                                                      109             472            497
                                                                               ============     ===========    ===========
      Preferred capital distribution shares:
         Series I                                                              $        324     $       338    $       436
                                                                               ============     ===========    ===========
         Series II                                                                       16             148            158
                                                                               ============     ===========    ===========
      Term growth shares                                                       $        866     $       701    $       604
                                                                               ============     ===========    ===========
      Common shares                                                            $     23,847     $    29,076    $    28,796
                                                                               ============     ===========    ===========

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                                                                      For the year ended December 31,
                                                                               -------------------------------------------
                                                                                    2001             2000            1999
                                                                               ------------     -----------    -----------
Basic net income per share:
      Preferred shares:
         Series I                                                              $      57.05     $     56.25    $     68.44
                                                                               ============     ===========    ===========
            Weighted average shares outstanding                                      12,624          14,933         14,933

         Series II                                                             $      22.51     $     65.31    $     68.76
                                                                               ============     ===========    ===========
            Weighted average shares outstanding                                       4,851           7,226          7,226
      Preferred capital distribution shares:
         Series I                                                              $      49.22     $     43.34    $     55.96
                                                                               ============     ===========    ===========
           Weighted average shares outstanding                                        6,592           7,798          7,798

         Series II                                                             $       7.44     $     46.73    $     49.81
                                                                               ============     ===========    ===========
           Weighted average shares outstanding                                        2,124           3,164          3,164
      Common shares:
      Income before cumulative effect of accounting change                     $       1.70     $      1.67    $      1.70
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                       $      (0.58)    $        --    $        --
                                                                               ------------     -----------    -----------
      Basic net income per common share                                        $       1.12     $      1.67    $      1.70
                                                                               ============     ===========    ===========
      Weighted average common shares outstanding                                 21,204,209      17,459,829     16,922,788
Diluted net income per share:
      Common shares:
      Income before cumulative effect of accounting change                     $       1.66     $      1.62    $      1.67
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                       $      (0.57)    $        --    $        --
                                                                               ------------     -----------    -----------
      Diluted net income per common share                                      $       1.09     $      1.62    $      1.67
                                                                               ============     ===========    ===========
      Weighted average common shares outstanding                                 21,804,186      18,088,366     17,740,671

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                    For the year ended December 31,
                                                                  ----------------------------------
                                                                    2001         2000         1999
                                                                  --------     --------     --------
Net income                                                        $ 25,882     $ 31,575     $ 31,513
                                                                  --------     --------     --------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding losses arising during the period             (6,951)      (2,093)      (3,466)
    Reclassification adjustment for (gains) losses
       included in net income                                        8,086         (181)        (216)
                                                                  --------     --------     --------
Other comprehensive income (loss)                                    1,135       (2,274)      (3,682)
                                                                  --------     --------     --------

Comprehensive income                                              $ 27,017     $ 29,301     $ 27,831
                                                                  ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                           Preferred Capital
                                                               Preferred Shares           Distribution Shares        Term
                                                           -----------------------      ----------------------      Growth
                                                           Series I      Series II      Series I     Series II      Shares
                                                           --------      ---------      --------     ---------      ------
Balance, January 1, 1999                                   $ 10,985       $ 5,970       $ 4,351       $ 1,958       $ 105
     Net income                                               1,022           497           436           158         604
     Unrealized losses on investments, net of
         reclassifications                                       --            --            --            --          --
     Distributions                                           (1,439)         (646)         (756)         (279)       (544)
     Retirement of preferred shares                            (463)         (101)         (275)         (205)         --
     Purchase of treasury shares (Note 18)                       --            --            --            --          --
     Reissuance of treasury shares                               --            --            --            --          --
     Options exercised                                           --            --            --            --          --
     Issuance of common shares (Note 2)
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 17)            --            --            --            --          --
     Deferred share grants (Note 17)                             --            --            --            --          --
     Amortization of deferred compensation (Note 17)             --            --            --            --          --
                                                           --------       -------       -------       -------       -----
Balance, December 31, 1999                                   10,105         5,720         3,756         1,632         165
     Net income                                                 840           472           338           148         701
     Unrealized losses on investments, net of
       reclassifications                                         --            --            --            --          --
     Distributions                                           (1,351)       (1,324)         (605)         (512)       (669)
     Purchase of treasury shares (Note 18)                       --            --            --            --          --
     Reissuance of treasury shares                               --            --            --            --          --
     Options exercised                                           --            --            --            --          --
     Issuance of common shares (Note 2)                          --            --            --            --          --
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 17)            --            --            --            --          --
     Deferred share grants (Note 17)                             --            --            --            --          --
     Amortization of deferred compensation (Note 17)             --            --            --            --          --
                                                           --------       -------       -------       -------       -----
Balance, December 31, 2000                                    9,594         4,868         3,489         1,268         197
     Net income                                                 720           109           324            16         866
     Unrealized gains on investments, net of
       reclassifications                                         --            --            --            --          --
     Distributions                                             (602)       (1,101)         (237)         (440)       (834)
     Redemption of preferred shares                          (2,798)       (1,550)       (1,024)         (433)         --
     Reissuance of treasury shares                               --            --            --            --          --
     Options exercised                                           --            --            --            --          --
     Issuance of common shares (Notes 2 and 14)                  --            --            --            --          --
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 17)            --            --            --            --          --
     Deferred share grants (Note 17)                             --            --            --            --          --
     Amortization of deferred compensation (Note 17)             --            --            --            --          --
     Tax benefit from exercise of options and
       vesting of deferred shares                                --            --            --            --          --
                                                           --------       -------       -------       -------       -----
Balance, December 31, 2001                                 $  6,914       $ 2,326       $ 2,552       $   411       $ 229
                                                           ========       =======       =======       =======       =====


                                                                                                       Accumulated
                                                                                                          Other
                                                             Common        Treasury       Unearned    Comprehensive
                                                             Shares         Shares      Compensation  Income (Loss)      Total
                                                           ---------       --------     ------------  -------------    ---------
Balance, January 1, 1999                                   $ 310,109       $ (2,555)      $(2,892)      $ 27,421       $ 355,452
     Net income                                               28,796             --            --             --          31,513
     Unrealized losses on investments, net of
         reclassifications                                        --             --            --         (3,682)         (3,682)
     Distributions                                           (26,801)            --            --             --         (30,465)
     Retirement of preferred shares                              117             --            --             --            (927)
     Purchase of treasury shares (Note 18)                        --           (581)           --             --            (581)
     Reissuance of treasury shares                              (640)           655            --             --              15
     Options exercised                                            72             --            --             --              72
     Issuance of common shares (Note 2)                       11,275             --            --             --          11,275
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 17)             72             --            --             --              72
     Deferred share grants (Note 17)                           1,443             --        (1,443)            --              --
     Amortization of deferred compensation (Note 17)              --             --           867             --             867
                                                           ---------       --------       -------       --------       ---------
Balance, December 31, 1999                                   324,443         (2,481)       (3,468)        23,739         363,611
     Net income                                               29,076             --            --             --          31,575
     Unrealized losses on investments, net of
       reclassifications                                          --             --            --         (2,274)         (2,274)
     Distributions                                           (29,011)            --            --             --         (33,472)
     Purchase of treasury shares (Note 18)                        --           (191)           --             --            (191)
     Reissuance of treasury shares                            (1,707)         1,728            --             --              21
     Options exercised                                           895             --            --             --             895
     Issuance of common shares (Note 2)                        3,415             --            --             --           3,415
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 17)            115             --            --             --             115
     Deferred share grants (Note 17)                           1,764             --        (1,764)            --              --
     Amortization of deferred compensation (Note 17)              --             --         1,088             --           1,088
                                                           ---------       --------       -------       --------       ---------
Balance, December 31, 2000                                   328,990           (944)       (4,144)        21,465         364,783
     Net income                                               23,847             --            --             --          25,882
     Unrealized gains on investments, net of
       reclassifications                                          --             --            --          1,135           1,135
     Distributions                                           (35,195)            --            --             --         (38,409)
     Redemption of preferred shares                           (1,363)            --            --             --          (7,168)
     Reissuance of treasury shares                               (32)            32            --             --              --
     Options exercised                                         2,558             --            --             --           2,558
     Issuance of common shares (Notes 2 and 14)               85,992             --            --             --          85,992
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 17)            151             --            --             --             151
     Deferred share grants (Note 17)                           1,418             --        (1,418)            --              --
     Amortization of deferred compensation (Note 17)              --             --         1,417             --           1,417
     Tax benefit from exercise of options and
       vesting of deferred shares                                367             --            --             --             367
                                                           ---------       --------       -------       --------       ---------
Balance, December 31, 2001                                 $ 406,733       $   (912)      $(4,145)      $ 22,600       $ 436,708
                                                           =========       ========       =======       ========       =========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                             Preferred Capital
                                                       Preferred Shares     Distribution Shares    Term
                                                     --------------------  --------------------   Growth     Common        Treasury
SHARE ACTIVITY:                                      Series I   Series II  Series I   Series II   Shares     Shares         Shares
                                                     --------   ---------  --------   ---------   ------   -----------     --------
Balance, January 1, 1999                              15,590      7,350      8,325      3,535     2,000     16,791,050      153,832
     Retirement of preferred shares                     (657)      (124)      (527)      (371)       --             --           --
     Purchase of treasury shares                          --         --         --         --        --        (30,000)      30,000
     Reissuance of treasury shares                        --         --         --         --        --         33,256      (33,256)
     Options exercised                                    --         --         --         --        --          4,500       (4,500)
     Issuance of common shares (Note 2)                   --         --         --         --        --        589,565           --
     Deferred shares issued under the
       Non-Employee Directors' Share Plans (Note 17)      --         --         --         --        --          3,693           --
                                                     -------     ------     ------     ------     -----    -----------     --------
Balance, December 31, 1999                            14,933      7,226      7,798      3,164     2,000     17,392,064      146,076
     Purchase of treasury shares                          --         --         --         --        --         (9,042)       9,042
     Reissuance of treasury shares                        --         --         --         --        --         59,745      (59,745)
     Options exercised                                    --         --         --         --        --         52,034      (34,534)
     Issuance of common shares (Note 2)                   --         --         --         --        --        155,234           --
     Deferred shares issued under the
       Non-Employee Directors' Share Plans (Note 17)      --         --         --         --        --          5,702           --
                                                     -------     ------     ------     ------     -----    -----------     --------
Balance, December 31, 2000                            14,933      7,226      7,798      3,164     2,000     17,655,737       60,839
     Redemption of preferred shares                   (3,938)    (4,050)    (2,056)    (1,773)       --             --           --
     Reissuance of treasury shares                        --         --         --         --        --          1,509       (1,509)
     Options exercised                                    --         --         --         --        --        147,800           --
     Issuance of common shares (Notes 2 and 14)           --         --         --         --        --      3,933,920           --
     Issuance of common shares under
        employee share incentive plans                    --         --         --         --        --         74,847           --
     Deferred shares issued under the
       Non-Employee Directors' Share Plans (Note 17)      --         --         --         --        --          6,423           --
                                                     -------     ------     ------     ------     -----    -----------     --------
Balance, December 31, 2001                            10,995      3,176      5,742      1,391     2,000     21,820,236       59,330
                                                     =======     ======     ======     ======     =====    ===========     ========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           For the year ended December 31,
                                                                                       -------------------------------------
                                                                                          2001          2000         1999
                                                                                       ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  25,882     $  31,575     $  31,513
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company                    10,779         8,475         3,433
    Cumulative effect of  accounting change                                               12,277            --            --
    Net holding losses on trading securities                                               3,457            --            --
    Other-than-temporary impairments related to investments in
      mortgage revenue bonds                                                               3,256         1,008         1,120
    Increase (decrease) in valuation allowance on parity working capital loans              (103)          495          (649)
    Net gain on sales                                                                     (5,558)       (2,121)       (2,680)
    Net amortization of premiums, discounts and fees on investments                          248           302           298
    Depreciation and amortization                                                          2,883         2,087           405
    Loss on disposal of fixed assets                                                          12             3            --
    Tax benefit from deferred share benefit                                                  367            --            --
    Deferred share compensation expense                                                    1,417         1,088           867
    Common and deferred shares issued under the Non-Employee Directors' Share Plans          178           115            72
    Director fees paid and share awards made by reissuance of treasury shares                 --            21            15
    Increase in interest receivable                                                       (5,881)       (1,860)       (3,194)
    Increase in other assets                                                             (23,228)      (14,222)       (2,271)
    Increase in accounts payable, accrued expenses and other liabilities                   5,465         2,082         1,726
                                                                                       ---------     ---------     ---------
Net cash provided by operating activities                                                 31,451        29,048        30,655
                                                                                       ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and other bond related investments                        (159,969)     (148,838)     (121,399)
Loan originations                                                                       (459,253)     (364,559)     (105,002)
Acquisition of Midland net of cash acquired                                                   --            --       (24,365)
Purchases of property and equipment                                                       (2,096)         (321)         (123)
Net reduction (investment) in restricted assets                                            8,502        (9,379)      (10,466)
Principal payments received                                                              397,304       292,101        24,769
Net proceeds from sales of investments                                                     5,188        50,303       137,250
                                                                                       ---------     ---------     ---------
Net cash used in investing activities                                                   (210,324)     (180,693)      (99,336)
                                                                                       ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                        674,030       422,274        88,697
Repayment of credit facilities                                                          (578,542)     (360,155)      (35,032)
Proceeds from short-term debt                                                             48,970        41,290            --
Repayment of short-term debt                                                             (11,700)           --            --
Proceeds from long-term debt                                                             131,130         4,023            --
Repayment of long-term debt                                                              (67,148)         (124)           --
Issuance of common shares                                                                 82,645            --            --
Issuance of preferred shares in a subsidiary company                                      22,801        57,604        80,159
Redemption of preferred shares                                                            (7,168)           --          (927)
Proceeds from stock options exercised                                                      2,558           895            72
Purchase of treasury shares                                                                   --          (191)         (581)
Distributions                                                                            (38,409)      (33,472)      (30,465)
Distributions to preferred shares in a subsidiary company                                (10,425)       (7,412)       (1,989)
                                                                                       ---------     ---------     ---------
Net cash provided by financing activities                                                248,742       124,732        99,934
                                                                                       ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                                      69,869       (26,913)       31,253
Cash and cash equivalents at beginning of period                                          27,504        54,417        23,164
                                                                                       ---------     ---------     ---------
Cash and cash equivalents at end of period                                             $  97,373     $  27,504     $  54,417
                                                                                       =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                          $  33,727     $  30,192     $   4,682
                                                                                       =========     =========     =========
Income taxes paid                                                                          1,173         1,579           735
                                                                                       =========     =========     =========

DISCLOSURE OF NON-CASH ACTIVITIES:
Investments and long-term debt recorded under SFAS No. 125 upon conversion
    of P-FLOATS to Term Securitization Facility (see Note 5)                           $      --     $      --     $  67,000
                                                                                       =========     =========     =========
Investment in partnership under a note payable obligation                                     --         5,084            --
                                                                                       =========     =========     =========
Contribution of investment in partnership to a subsidiary                                  4,584            --            --
                                                                                       =========     =========     =========
Issuance of common stock in connection with Midland acquisition                            3,320         3,415        11,275
                                                                                       =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing and other real estate financings. A significant portion of the Company's investments are tax-exempt bonds and interests in bonds issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income from the majority of these investments is exempt for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. Midland Financial Holdings, Inc. ("Midland"), a wholly owned corporate subsidiary, is a fully integrated real estate investment firm that specializes in originating, investing in and servicing investments in the affordable multifamily housing industry. These investments generate taxable , not tax-exempt, income.

     The assets of MuniMae TE Bond Subsidiary, LLC and its subsidiaries (collectively, "TE Bond Sub"), are solely those of TE Bond Sub and are not available to creditors of MuniMae. Because MuniMae indirectly owns all of the common equity interests of TE Bond Sub, TE Bond Sub's assets are consolidated on MuniMae's financial statements. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of the Company and in certain circumstances could be foreclosed upon.

     The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

     The following is a summary of the Company's significant accounting policies:

Principles of Consolidation

     The consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Preferred shareholders' equity in TE Bond Sub, a majority owned subsidiary, represents a minority interest in the Company (see further discussion in Note 3). The consolidated earnings of Midland are included in the Company's results of operations from the date of the Company's acquisition of Midland in October 1999.

Cash and Cash Equivalents

     Cash and cash equivalents consist principally of investments in money market mutual funds, short-term marketable securities and reverse repurchase agreements with original maturities of 90 days or less, all of which are readily convertible to known amounts of cash in seven days or less. Cash equivalents are carried at cost, which approximates fair value.

Investment in Tax-Exempt Bonds

     Investment in tax-exempt bonds is accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). All investments in tax-exempt bonds are classified and accounted for as available-for-sale debt securities and carried at fair value; unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company's policy discussed in the Other-than-Temporary Impairments section of this Note.

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

     The Company recognizes base interest on the bonds as revenue as it accrues. Interest income in excess of the base interest may be available to the Company through participation features of a bond. Participation interest is recognized as income when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt which is generally considered to be after 90 days of non-payment. The Company applies interest payments on non-accrual bonds first to previously recorded accrued interest and, once previously accrued interest is satisfied, as interest income when received. The accrual of interest income would be reinstated once a bond's ability to perform is adequately demonstrated and all interest has been paid.

     For tax purposes, the Company recognizes base interest as income as it accrues. For certain investments, in accordance with the terms of the bond document, the Company may also recognize participation interest as income as it accrues for tax reporting. Base interest and participation interest in certain bonds is accrued for tax purposes even when the interest income is not collected. Base interest recognized on the bonds is exempt from federal income tax purposes for the shareholders. In accordance with the terms and conditions of the underlying bond documents and tax regulations, participation interest in certain bonds may be taxable to the shareholders for federal income tax purposes.

Investment in RITES(SM)

     The Company owns Residual Interest Tax-Exempt Securities Receipts ("RITES(SM)"), a security offered by Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") through its RITES(SM)/Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs(SM)") program discussed more fully in Notes 5 and
6. The Company classifies the RITES(SM) as available-for-sale debt securities under FAS 115 and carries the RITES(SM) at fair value with unrealized gains or losses included in accumulated other comprehensive income. The Company records unrealized holding gains or losses arising during the period through other comprehensive income while other-than-temporary impairments are recorded through operations. The Company evaluates the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company's policy discussed in the Other-than-Temporary Impairments section of this Note. The Company determines the fair value of the RITES(SM), which also have a limited market, based on quotes from external sources, such as brokers, for these or similar investments. The fair value of a RITESSM investment is derived from the quote on the underlying bond reduced by the outstanding face amount of the corresponding P-FLOATs(SM). Accordingly, the value of the RITES(SM) may represent a liability to the Company in the event that the fair value of the underlying bond is exceeded by the face amount of the corresponding P-FLOATs(SM). Any such liabilities are reflected as a liability in the accompanying consolidated balance sheets (see the Other Bond Related Investments table in Note 6). The Company recognizes interest income on the RITES(SM) as revenue as it accrues. Interest recognized on the RITES(SM) is exempt from federal income tax purposes for the shareholders.

Securitization Transactions

     For financial reporting purposes, transactions where the Company securitizes a bond and subsequently purchases a residual interest are accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). Under FAS 140, the accounting for these transactions is partially dependent on certain call provisions. If the residual interest holder is granted a call provision under the terms of the transaction, then effective control over the transferred assets has not been relinquished and the transaction is accounted for as a borrowing. When the residual interest holder is not granted a call provision and effective control has been relinquished, the transaction is accounted for as a sale and the Company recognizes gains and losses on the sale of its bonds. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the corresponding senior interest and residual interest based upon their relative fair values, in accordance with FAS 140. The Company may also structure transactions whereby a third party buys bonds directly from a seller and the Company subsequently purchases residual investments related to the bonds. In this case, the Company may retain the call provision associated with its investment in the residual interest position without requiring borrowing treatment because the Company does not own the bond.

Investment in Derivative Financial Instruments

     Investment in derivative financial instruments is accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Financial Accounting Standards Board Statement No. 138, "Accounting for

Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS 133. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its derivative investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of derivatives are recorded through current earnings.

     The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps (discussed more fully in Notes 5, 6 and 7). Under FAS 133, the Company's investment in these derivative financial instruments is recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings.

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the financial obligations under the bonds. Upon adoption, the Company's interest rate swaps and total return swaps were reclassified to trading securities and those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of accounting change . The Company recognized a decrease in net income of $5.6 million for the year ended December 31, 2001, due to the change in fair value of its derivative instruments. This change is reflected in net holding losses on trading securities in the consolidated statement of income.

     Prior to the adoption of FAS 133, the interest rate swap contracts were accounted for as hedges and were carried at fair value and included in other bond related investments, with unrealized gains or losses included in accumulated other comprehensive income. Total return swaps were marked to market and included in other bond related investments on the balance sheet with unrealized gains or losses included in accumulated other comprehensive income.

     The Company determines the fair value of its investment in derivatives based on quotes from external sources, such as brokers, for these or similar investments. Investments in derivatives with market values below $0 are reflected as liabilities in the accompanying consolidated balance sheets. The Company recognizes the differential paid or received under these agreements as an adjustment to interest income. Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

Loans Receivable

     The Company carries loans receivable at net realizable value. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company's policy discussed in this Note. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance.

     The Company recognizes base interest on loans as revenue as it accrues; participation interest is recognized when received. The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally considered to be after 90 days of non-payment. The Company applies interest payments on non-accrual loans first to previously recorded accrued interest and then, once previously accrued interest has been satisfied, as interest income when received. The accrual of interest income would be reinstated once a loan's ability to perform is adequately demonstrated. Interest income is also recognized for the portion of any principal payments received in excess of GAAP basis, including payments for previously unaccrued interest. For tax purposes, the Company recognizes interest income on the loans at rates negotiated at the time such investments were made and, with respect to participation interest, when received. Interest recognized on the loans is taxable to the shareholders when earned by MuniMae or subsidiaries organized as partnerships. Interest recognized on the loans is taxable to the Company and to the shareholders when earned by subsidiaries organized as corporations.

Mortgage Servicing Rights

     The Company accounts for its mortgage servicing rights under FAS 140. FAS 140 requires servicing rights retained by the Company after the origination and sale of the related loan to be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted at market discount rates. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans. The amortization expense is included in goodwill and other intangibles amortization in the consolidated statements of income.

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

Other Assets

     The Company's investment in other assets includes prepaid expenses, other receivables, debt issue costs, investment in partnerships and certain investments in interest-only securities. Prepaid expenses and debt issue costs are amortized over the contract period or the estimated life of the related debt. The Company's investments in partnerships are accounted for using the equity method.

     The Company holds interest-only  securities (see further discussion in Note
12), which represent the right to receive the excess interest on certain mortgage loans sold to Fannie Mae (defined in Note 2). These rights result from the contractual right to receive the difference between the interest paid at the borrower's loan rate and interest paid to Fannie Mae at the rate at which the loan was sold to Fannie Mae. The Company classifies these investments as available-for-sale securities under FAS 115 and carries them at fair value with unrealized gains and losses included in accumulated other comprehensive income. The fair value of the interest-only securities is estimated by discounting the expected future cash flows. Due to the existence of a related obligation to pay all or a portion of these cash flows to the Group Trust (defined in Note 11), a corresponding liability is reflected on the balance sheet in other liabilities.

Property and Equipment

     Property and equipment consisting primarily of furniture, fixtures, and computer hardware and software is stated at cost. The Company computes depreciation over the estimated useful lives, ranging from five to ten years, on the 150% declining balance method. Accumulated depreciation was $1.4 million and $1.0 million at December 31, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represent the excess of cost over the fair value of the net assets acquired from the acquisition of Midland (see Note
2) and are being amortized over 20 years using the straight-line method. Accumulated amortization was $3.0 million and $1.4 million at December 31, 2001 and 2000, respectively. As discussed under New Accounting Pronouncements, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") beginning in 2002. The Company assesses goodwill for impairment when events arise that may indicate impairment has occurred.

Other-than-Temporary Impairments of Investments

     The Company evaluates on an on-going basis the credit risk exposure associated with its assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of an investment, it records an other-than-temporary impairment or valuation allowance. The Company bases its measure of impairment of an investment on the present value of expected future cash flows discounted at the investment's effective interest rate, or the fair value of the collateral if the investment is collateral dependent.

Loan Servicing Fees

     Loan servicing fees are recognized into income over the period in which the Company performs the associated services.

Brokerage and Syndication Fees

     Brokerage fees and syndication fees are recognized into income at the time the earnings process associated with the related transactions is complete and collectibility is reasonably assured.

Other Income

     The Company's other income includes asset management fees, income from put options, guarantee fees and other miscellaneous income. Asset management fees are recognized into income over the period in which the Company performs the associated services. Put option and guarantee income is recognized ratably over the term of the associated put option and guarantee agreements.

Origination Fees and Premiums and Discounts on Purchased Investments

     Origination fees and premiums and discounts on purchased investments are deferred and amortized into income to approximate a level yield over the estimated lives of the related investments. The unamortized balance of origination fees and premiums and discounts was $3.0 million and $4.4 million at December 31, 2001 and 2000, respectively, and is reported as part of the amortized cost of the related investments. Upon the sale of an investment, the unamortized balance of origination fees and premiums and discounts are recorded as income through the calculation of gains and losses on the sale of investments.

Earnings per Share

     The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

Income Taxes

     MuniMae is organized as a limited liability company. This structure allows MuniMae to combine the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. MuniMae does not pay tax at the corporate level (although income earned by corporate subsidiaries is taxed at the entity levels). Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes.

     In October 1999, as a result of the Midland acquisition, the Company restructured its operations into two business segments: (1) an investing segment consisting of subsidiaries holding investments producing primarily tax-exempt interest income; and (2) an operating segment that primarily generates taxable interest income and, through corporate subsidiaries, fee income by providing servicing, loan origination and tax credit equity syndication services. The operating segment, which is directly or indirectly owned by MuniMae, consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for their shares. While the bulk of the Company's recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different for each shareholder due to the Company's 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions that generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to individual shareholders may be significantly different than the capital gains and losses recorded by the Company.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the year ended December 31, 2001. Under FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will be discontinued upon adoption of this standard. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of FAS 141 and FAS 142 and assessing the impact of adoption.

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

Use of Estimates

     The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value even though only a limited market exists for them. Because only a limited market exists for most of the Company's investments, fair value is estimated by the Company in accordance with the Company's valuation procedures discussed above. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by the Company were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions and market conditions could significantly affect estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

NOTE 2 - MIDLAND ACQUISITION

     In October 1999 the Company acquired Midland for approximately $45 million. Of this amount, the Company paid approximately $23 million in cash and approximately $12 million in Common Shares at the closing of the transaction. In addition, $3.3 million in MuniMae Common Shares was payable annually over a three year period if Midland met certain performance targets, including an annual contribution to cash available for distribution ("CAD"). In December 2000, MuniMae paid approximately $3.3 million in Common Shares in consideration for Midland meeting its first year performance targets. In 2001, in order to increase MuniMae's flexibility in operating Midland, MuniMae agreed with the former owners of Midland that the payment of the 2001 and 2002 installments would no longer be conditioned on Midland meeting certain performance targets. In December 2001, MuniMae paid approximately $3.3 million in Common Shares and, subject to certain conditions, MuniMae expects to make the final payment of Common Shares having a value of approximately $3.3 million in December 2002.

     Through Midland, the Company is a fully integrated real estate investment firm specializing in providing financing to the affordable multifamily housing industry. Midland provides construction and permanent debt financing, mortgage servicing and asset management services to the multifamily housing industry. Midland is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer ("DUS") and a Federal Housing Administration approved mortgagee. Midland syndicates equity for investment in low income housing tax credits. Midland also syndicates equity and originates debt for investment in student/conventional housing, a unique and growing segment of the multifamily housing industry. A subsidiary of Midland is a registered investment advisor with the Securities and Exchange Commission and a wholly owned special purpose subsidiary of Midland provides advisory services to pension funds. Midland currently manages approximately $350 million of pension fund money.

     The acquisition is being accounted for as a purchase. The total purchase price incurred during 1999, 2000 and 2001 was $42.6 million, which includes acquisition costs but excludes MuniMae Common Shares issuable in December 2002. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired, which totaled $7.7 million. The results of operations of Midland are included in the consolidated financial statements of the Company subsequent to October 19, 1999.

NOTE 3 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     In May 1999, TE Bond Sub sold to institutional investors $84 million of Series A Cumulative Preferred Shares ("Series A Preferred Shares"). In June 2000, TE Bond Sub sold to institutional investors $60 million of Series B Cumulative Preferred Shares ("Series B Preferred Shares"). In October 2001, TE Bond Sub sold to institutional investors $16 million of Series A-1 Cumulative Preferred Shares ("Series A-1 Preferred Shares") and $8 million of Series B-1 Subordinate Cumulative Preferred Shares ("Series B-1 Preferred Shares"; all four Series, collectively, the "TE Bond Preferred Shares"). The net proceeds generated from the October 2001 offering were approximately $22.8 million.

     The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A and Series A-1 Preferred Shares. The Series B-1 Shares are equal in priority of payment to the Series B Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. Cash distributions on the TE Bond Sub Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates as indicated in the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the TE Bond Sub Preferred Shares.

                                   Series A             Series A-1              Series B              Series B-1
                               Preferred Shares      Preferred Shares       Preferred Shares       Preferred Shares
                               ----------------      ----------------       ----------------       ----------------
Issue date                       May 27, 1999        October 9, 2001          June 2, 2000          October 9, 2001
Number of shares                      42                    8                      30                      4
Par amount per share              $2,000,000            $2,000,000             $2,000,000             $2,000,000
Dividend rate                       6.875%                6.30%                  7.75%                   6.80%
First remarketing date          June 30, 2009         June 30, 2009         November 1, 2010       November 1, 2010
Mandatory tender date           June 30, 2009         June 30, 2009         November 1, 2010       November 1, 2010
Redemption date                 June 30, 2049         June 30, 2049          June 30, 2050           June 30, 2050

     The following table reflects the composition of the TE Bond Sub Preferred Shareholders' equity in TE Bond Sub.

                                                Series A    Series A-1    Series B    Series B-1     Total
                                              ------------ ------------ ------------ ------------ ------------
Balance, January 1, 1998                         $     --     $     --     $     --      $    --    $      --
Issuance of preferred shares                       80,159           --           --           --       80,159
Income allocable to preferred shares                3,433           --           --           --        3,433
Distributions                                      (3,433)          --           --           --       (3,433)
                                                 --------     --------     --------      -------    ---------
Balance, December 31, 1999                         80,159           --           --           --       80,159
Issuance of preferred shares                           --           --       57,604           --       57,604
Income allocable to preferred shares                5,775           --        2,700           --        8,475
Distributions                                      (5,874)          --       (2,700)          --       (8,574)
                                                 --------     --------     --------      -------    ---------
Balance, December 31, 2000                         80,060           --       57,604           --      137,664
Offering costs adjustment                              --           --           (9)          --           (9)
Issuance of preferred shares                           --       15,206           --        7,604       22,810
Income allocable to preferred shares                5,775          230        4,650          124       10,779
Distributions                                      (5,775)        (230)      (4,650)        (124)     (10,779)
                                                 --------     --------     --------      -------    ---------
Balance, December 31, 2001                       $ 80,060     $ 15,206     $ 57,595      $ 7,604    $ 160,465
                                                 ========     ========     ========      =======    =========

     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Tax-exempt Bonds table in Note 4 and in footnotes to the Other Bond Related Investments table in Note 6. The fair value of such assets aggregated $501.4 million and $447.8 million at December 31, 2001 and 2000, respectively. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of MuniMae and in certain circumstances could be foreclosed.

NOTE 4 -  INVESTMENT IN TAX-EXEMPT BONDS

     The Company holds a portfolio of tax-exempt bonds and certificates of participation in grantor trusts holding tax-exempt bonds ("COPs"). The tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties. The COPs represent a pro rata interest in a trust that holds a tax-exempt bond.

     As of December 31, 2001, the Company held $616.5 million of bonds or COPs, of which $83.6 million were participating, $460.0 million were non-participating, $55.7 million were participating subordinate and $17.2 million were non-participating subordinate. The following discussion outlines the general terms of the tax-exempt bonds owned by the Company. The actual terms of each tax-exempt bond vary and are specifically outlined directly and indirectly in the loan documents relating to that bond. A detailed listing of the tax-exempt bonds at December 31, 2001 and 2000 is presented in a table at the end of this note.

General Mortgage Loan Terms

     The Company's rights under the bonds it holds are defined by the terms of the related mortgage loans, which are pledged to the Company to secure the payment of principal and interest under the bonds. The Company's rights under the COPs are defined by the terms of the trust agreements. The Company's COPs are secured through its interest in the trust that holds the underlying bonds and the associated pledge of the mortgage loan. These pledges include assignments of mortgages on the underlying properties and of rents. The mortgage loans are generally first or second lien position loans on multifamily housing developments and are generally nonrecourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arm's-length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Participating bonds have additional interest features that allow the Company to participate in the growth of the underlying property. These participating bonds provide for payment of additional interest from available cash flow of the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond and are set forth in the bond documents. Other bonds provide for payment of a fixed rate of interest but are not non-participating and do not contain additional interest features. Certain participating and non-participating bonds are considered "subordinate" bonds as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

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

     At December 31, 2001, there were no participating bonds, four non-participating bonds, twelve participating subordinate mortgage bonds, and four subordinate non-participating bonds on non-accrual status. The specific bonds on non-accrual status are noted in the footnotes on the investment in tax-exempt bond table at the end of this note. Interest income recognized on these bonds was $10.2 million, $11.0 million and $10.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $1.2 million, $0.5 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Tax-Exempt Bonds Pledged

     In order to facilitate the securitization (see Note 5) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. At December 31, 2001 and 2000, the total carrying amount of the tax-exempt bonds pledged as collateral was $358.4 million and $311.8 million, respectively.

2001 Transactions

     In  2001,  the  Company   acquired   $94.3  million  in  tax-exempt   bonds
collateralized by multifamily apartment communities and other real estate. The breakdown of these investments is summarized below:

                                Face                         Weighted Average
(In thousands)                 Amount         Cost        Permanent InterestRate
                              -------       -------       ----------------------
Non-participating bonds       $98,285       $94,282                6.88%

     Of these investments, six are to-be-built communities, five are existing communities and one is an existing communities that is undergoing rehabilitation. The Company received $0.6 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or the services provided.

      During the third quarter, the Company repurchased all the P-FLOATs(SM) outstanding in the Village Green securitization trust. The Company then collapsed the securitization trust and deposited the Village Green bond into the restructured Term Securitization Facility discussed in Note 5.

     During the fourth quarter, the Company purchased $34.3 million of P-FLOATs(SM) outstanding in five trusts in conjunction with the collapsing of these trusts to place the bonds into the Freddie Mac Tender Offer Bond program discussed in Note 5. The Company also repurchased all the P-FLOATs(SM) outstanding in the Oklahoma securitization trust and retained the whole bond during the fourth quarter.

2000 Transactions

     In 2000, the Company acquired $124.8 million in tax-exempt tax-exempt bonds collateralized by multifamily apartment communities. The breakdown of these investments is summarized below:

                                  Face                       Weighted Average
(In thousands)                   Amount       Cost        Permanent InterestRate
                                -------      -------      ----------------------
Participating bonds             $52,212      $51,595             8.03%
Non-participating bonds          77,580       73,208             7.14%

     Of these investments, four are to-be-built communities, four are existing communities and four are existing communities that are undergoing rehabilitation. The Company received $2.0 million in construction administration and origination fees related to these transactions. These fees are recognized into income over the life of the investment or the services provided.

Valuation Adjustments

     For the years ended December 31, 2001, 2000 and 1999, the net increase (decrease) to other comprehensive income from unrealized holding gains and losses on tax-exempt bonds available for sale was $(8.3) million, $2.7 million and $(0.7) million, respectively.

     In the first quarter the Company assumed the obligation to purchase two bonds for their face amount ($21.5 million). In consideration for assuming this obligation, the Company received $1.9 million in cash and a $2.0 million (face amount) taxable note with a fair value of $1.4 million. The Company recognized a $3.3 million other-than-temporary impairment upon the assumption of this obligation. This amount represented the difference between the fair value of the bonds and the face amount of the bonds at the time the Company assumed the purchase obligation. Upon the purchase of the bonds, the Company recognized $3.3 million in income that represented the value of the cash and taxable loan consideration received.

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

                                                                                                   December 31, 2001
                                                                                  --------------------------------------------------
                                                              Base                    Face     Amortized    Unrealized       Fair
Investment in Tax-Exempt                          Year      Interest    Maturity     Amount      Cost       Gain (Loss)     Value
 Bonds                                          Acquired   Rate (12)      Date       (000s)     (000s)        (000s)        (000s)
------------------------                       ---------- -----------  ---------  ----------- -----------  ------------  -----------
Participating Bonds (1):
  Alban Place                      (2),(8)        1986        7.875    Oct. 2008   $     --    $     --      $     --     $     --
  Arlington                       (9),(10)        2000        8.100    Jan. 2031     12,625      12,562            63       12,625
  Cobblestone                        (9)          1999        7.125    Aug. 2039      6,800       6,732          (340)       6,392
  Cool Springs                    (4),(10)        2000        7.750    Aug. 2030     14,472      14,313           159       14,472
  Creekside Village                (2),(8)        1987        7.500    Nov. 2009         --          --            --           --
  Crossings                       (4),(19)        1997        8.000    Jul. 2007      6,795       6,709           589        7,298
  Emerald Hills                   (2),(16)        1988        7.750    Apr. 2008         --          --            --           --
  Jefferson Commons                 (15)          2000        8.200    Jan. 2031     19,857      19,559           894       20,453
  Lakeview Garden                  (2),(8)        1987        7.750    Aug. 2007         --          --            --           --
  Newport On Seven                (2),(16)        1986        8.125    Aug. 2008         --          --            --           --
  North Pointe                     (2),(8)        1986        7.875    Aug. 2006         --          --            --           --
  Northridge Park                  (2),(8)        1987        7.500    Jun. 2012         --          --            --           --
  Palisades Park                     (9)          2001        7.125    Aug. 2028      8,470       8,458            13        8,471
  Stone Mountain                     (8)          1997        7.875    Oct. 2027         --          --            --           --
  Timber Ridge                    (4),(10)        2000        7.950    Jan. 2036      5,215       5,119            (8)       5,111
  Villas at LaRiveria             (4),(10)        1999        7.125    Jun. 2034      8,844       8,738            18        8,756
                                                                                   --------    --------      --------     --------
  Subtotal participating
   bonds                                                                             83,078      82,190         1,388       83,578
                                                                                   --------    --------      --------     --------

Non-Participating Bonds:
  Alban Place                  (2),(4),(5),(8)    1986        7.150    Oct. 2008     10,065      10,065         1,014       11,079
  Baytown                         (4),(10)        2000        7.750    Jun. 2030      5,000       4,950          (250)       4,700
  Bedford Park                       (9)          2000        8.000    Nov. 2032      9,325       9,232           140        9,372
  Buchanan Bay                       (9)          2001        5.830    Dec. 2031     10,725       9,098           876        9,974
  Canterberry Crossing A                          2001        6.700    Dec. 2031     10,430      10,222            --       10,222
  Canterberry Crossing B                          2001        6.700    Dec. 2021      2,000       1,960            --        1,960
  Chancellor                      (4),(10)        2001        7.200    Jul. 2043      5,610       5,554            56        5,610
  Charter House                                   1996        7.450    Jul. 2026         25          25             3           28
  Cielo Vista                     (4),(10)        1999        7.125    Sep. 2034      9,458       9,385          (873)       8,512
  Club West                          (9)          2001        6.580       (20)        7,960       7,910          (269)       7,641
  Country Club                      (10)          1999        7.250    Aug. 2029      2,472       2,440          (129)       2,311
  Creekside Village            (2),(4),(5),(6)    1987        7.750    Nov. 2009     11,760       7,396           497        7,893
  Delta Village                     (10)          1999        7.125    Jun. 2035      2,011       1,976           (96)       1,880
  Elmbrook-Golden                 (4),(10)        2000        7.800    May. 2035      2,794       2,740            (2)       2,738
  Gannon - Cedar Run              (4),(10)        1998        7.125    Dec. 2025     13,200      13,238            94       13,332
  Gannon - Dade                     (17)          1998        7.125    Dec. 2029     54,883      55,111          (141)      54,970
  Gannon - Whispering Palms       (4),(10)        1998        7.125    Dec. 2029     12,473      12,534           (29)      12,505
  Gannon Bond                     (4),(10)        1998        7.125    Dec. 2029      3,500       3,500             9        3,509
  Harmony Hills Series 2000                       2001        6.750    May. 2003        100         100            (2)          98
  Harmony Hills Series 2001          (4)          2001        7.250    May. 2032     17,700      17,346           177       17,523
  Hidden Valley                   (4),(10)        1996        8.250    Jan. 2026      1,620       1,620            --        1,620
  Hunter's Glen                      (9)          2001        6.350    Dec. 2029     10,740       9,111         1,629       10,740
  Honey Creek                        (9)          2000        7.625    Jul. 2035     20,485      20,277          (816)      19,461
  La Paloma                          (9)          2001        6.710    May. 2030      4,378       4,378          (438)       3,940
  Lakeview Garden            (2),(4),(5),(6),(8)  1987        7.750    Aug. 2007      9,003       4,918         1,399        6,317
  Lake Piedmont               (4),(6),(10)        1998        7.725    Apr. 2034     19,118      18,017        (5,590)      12,427
  Mountain View
   (Willowgreen)                   (2),(9)        2000        8.000    Dec. 2010      9,275       6,769         2,691        9,460
  North Pointe                 (2),(4),(6),(8)    1986        7.300    Aug. 2006     25,185      12,739        11,366       24,105
  Northridge Park                (2),(4),(8)      1987        7.500    Jun. 2012      8,815       8,815           176        8,991
  Oakbrook                           (9)          1996        8.200    Jul. 2026      3,065       3,094           (60)       3,034
  Oakgrove                          (10)          2001        7.000    Dec. 2041      7,000       6,913          (123)       6,790
  Oaklahoma                          (4)          2001        7.125    Jul. 2028     19,500      19,538        (6,551)      12,987
  Oakmont/Towne Oaks                 (9)          1998        7.200    Jan. 2034     11,208      11,186          (871)      10,315
  Orangevale                      (4),(10)        1998        7.000    Oct. 2013      2,213       2,212           (44)       2,168
  Queen Anne                         (9)          2001        7.088    Aug. 2013      6,168       6,168            31        6,199
  Paola                             (10)          1999        7.250    Aug. 2029      1,042       1,029           (70)         959
  Parkwood                        (4),(10)        1999        7.125    Jun. 2035      3,910       3,842           850        4,692
  Pavilion                           (9)          2001        6.710    May. 2030      5,100       5,100          (255)       4,845
  Penn Valley                       (10)          2001        7.816    Aug. 2033      2,360       2,338            22        2,360
  Riverset Phase II                               1996        9.500    Oct. 2019        110         105             7          112
  Sahuarita                       (4),(10)        1999        7.125    Jun. 2029      2,114       2,102          (149)       1,953
  Santa Fe Springs                   (4)          2000          (14)   Jun. 2025     11,700      11,455        (1,042)      10,413
  Shadowbrook                     (4),(10)        1999        6.850    Jun. 2029      5,780       5,767          (392)       5,375
  Silver Spring                      (9)          2001        7.375    Dec. 2029     10,270      10,298           382       10,680
  Southwinds                      (4),(10)        2000        8.000    Sept.2030      4,344       4,258            --        4,258
  Stone Mountain                (4),(8),(10)      1997        7.875    Oct. 2027     33,900      34,061          (839)      33,222
  Torries Chase                      (9)          1996        8.150    Jan. 2026      1,985       1,985            50        2,035
  University Courtyard               (9)          2000        7.250    Mar. 2040      9,850       9,750          (195)       9,555
  Village Green                      (9)          2001        7.625    Feb. 2035      6,441       6,460          (470)       5,990
  Villa Hialeah - refunded     (2),(4),(5),(10)   1999        6.000    Aug. 2019     10,250       8,005         1,323        9,328
  Western Hills                   (4),(10)        1998        7.000    Dec. 2029      3,021       3,021          (272)       2,749
  Wheeler Creek                     (16)          1998          (13)   Jan. 2003         --          --            --           --
  Willow Key                         (9)          2001        6.717       (18)       17,440      17,440          (523)      16,917
  Woodmark                        (4),(10)        1999        7.125    Jun. 2039     10,200      10,072            26       10,098
                                                                                   --------    --------      --------     --------

  Subtotal non-participating
   bonds                                                                            489,081     457,625         2,327      459,952
                                                                                   --------    --------      --------     --------


                                               December 31, 2000
                                -------------------------------------------------
                                    Face     Amortized    Unrealized      Fair
Investment in Tax-Exempt           Amount       Cost     Gain (Loss)     Value
 Bonds                             (000s)      (000s)       (000s)       (000s)
------------------------        ----------- ----------- ------------- -----------
Participating Bonds (1):
  Alban Place                    $ 10,065    $ 10,065      $     68    $ 10,133
  Arlington                        12,625      12,562            63      12,625
  Cobblestone                       6,800       6,732           102       6,834
  Cool Springs                     14,472      14,313            87      14,400
  Creekside Village                11,760       7,396           501       7,897
  Crossings                         6,838       6,746           494       7,240
  Emerald Hills                     6,725       6,725         2,027       8,752
  Jefferson Commons                19,900      19,602           298      19,900
  Lakeview Garden                   9,003       4,918         1,066       5,984
  Newport On Seven                 10,125       7,898         2,889      10,787
  North Pointe                     25,185      12,739         8,918      21,657
  Northridge Park                   8,815       8,815         1,125       9,940
  Palisades Park                       --          --            --          --
  Stone Mountain                   33,900      34,080           (10)     34,070
  Timber Ridge                      5,215       5,119            96       5,215
  Villas at LaRiveria               8,850       8,744           150       8,894
                                 --------    --------      --------    --------
  Subtotal participating
   bonds                          190,278     166,454        17,874     184,328
                                 --------    --------      --------    --------

Non-Participating Bonds:
  Alban Place                          --          --            --          --
  Baytown                           5,000       4,950          (100)      4,850
  Bedford Park                      9,325       9,232          (274)      8,958
  Buchanan Bay                         --          --            --          --
  Canterberry Crossing A               --          --            --          --
  Canterberry Crossing B               --          --            --          --
  Chancellor                           --          --            --          --
  Charter House                        25          25            --          25
  Cielo Vista                       9,500       9,427           (22)      9,405
  Club West                            --          --            --          --
  Country Club                      2,485       2,454           (93)      2,361
  Creekside Village                    --          --            --          --
  Delta Village                     2,011       1,976           (85)      1,891
  Elmbrook-Golden                   2,800       2,746            (2)      2,744
  Gannon - Cedar Run               13,200      13,238          (302)     12,936
  Gannon - Dade                    54,999      55,277        (1,137)     54,140
  Gannon - Whispering Palms        12,676      12,737          (362)     12,375
  Gannon Bond                       3,500       3,500           (53)      3,447
  Harmony Hills Series 2000            --          --            --          --
  Harmony Hills Series 2001            --          --            --          --
  Hidden Valley                     1,640       1,640            16       1,656
  Hunter's Glen                        --          --            --          --
  Honey Creek                      20,485      20,277          (509)     19,768
  La Paloma                            --          --            --          --
  Lakeview Garden                      --          --            --          --
  Lake Piedmont                    19,118      18,016        (4,439)     13,577
  Mountain View
   (Willowgreen)                    9,275       6,769         2,598       9,367
  North Pointe                         --          --            --          --
  Northridge Park                      --          --            --          --
  Oakbrook                          3,105       3,134            95       3,229
  Oakgrove                             --          --            --          --
  Oaklahoma                            --          --            --          --
  Oakmont/Towne Oaks               11,249      11,227          (203)     11,024
  Orangevale                        2,328       2,328           (58)      2,270
  Queen Anne                           --          --            --          --
  Paola                             1,048       1,035           (71)        964
  Parkwood                          3,910       3,842           604       4,446
  Pavilion                             --          --            --          --
  Penn Valley                          --          --            --          --
  Riverset Phase II                   110         105             8         113
  Sahuarita                         2,120       2,108          (200)      1,908
  Santa Fe Springs                 15,100      11,455          (281)     11,174
  Shadowbrook                       5,780       5,767            13       5,780
  Silver Spring                        --          --            --          --
  Southwinds                        4,350       4,263            43       4,306
  Stone Mountain                       --          --            --          --
  Torries Chase                     2,010       2,010            60       2,070
  University Courtyard              9,850       9,749           (47)      9,702
  Village Green                        --          --            --          --
  Villa Hialeah - refunded         10,250       8,005         1,630       9,635
  Western Hills                     3,033       3,033          (227)      2,806
  Wheeler Creek                     8,633       8,521          (350)      8,171
  Willow Key                           --          --            --          --
  Woodmark                         10,200      10,072          (229)      9,843
                                 --------    --------      --------    --------

  Subtotal non-participating
   bonds                          259,115     248,918        (3,977)    244,941
                                 --------    --------      --------    --------


                                                                                                   December 31, 2001
                                                                                  --------------------------------------------------
                                                              Base                    Face     Amortized    Unrealized       Fair
Investment in Tax-Exempt                          Year      Interest    Maturity     Amount      Cost       Gain (Loss)     Value
 Bonds                                          Acquired   Rate (12)      Date       (000s)     (000s)        (000s)        (000s)
------------------------                       ---------- -----------  ---------  ----------- -----------  ------------  -----------
Participating Subordinate
 Bonds (1):
  Barkley Place                (3),(4),(6),(10)   1995       16.000    Jan. 2030      3,480       2,445         3,559        6,004
  Gilman Meadows               (3),(4),(6),(10)   1995        3.000    Jan. 2030      2,875       2,530         2,680        5,210
  Hamilton Chase               (3),(4),(6),(10)   1995        3.000    Jan. 2030      6,250       4,140          (621)       3,519
  Mallard Cove I               (3),(4),(6),(10)   1995        3.000    Jan. 2030      1,670         798           474        1,272
  Mallard Cove II              (3),(4),(6),(10)   1995        3.000    Jan. 2030      3,750       2,429         1,185        3,614
  Meadows                      (3),(4),(6),(10)   1995       16.000    Jan. 2030      3,635       3,716           355        4,071
  Montclair                    (3),(4),(6),(10)   1995        3.000    Jan. 2030      6,840       1,691         1,654        3,345
  Newport Village              (3),(4),(6),(10)   1995        3.000    Jan. 2030      4,175       2,973         3,477        6,450
  Nicollet Ridge               (3),(4),(6),(10)   1995        3.000    Jan. 2030     12,415       6,075         4,611       10,686
  Riverset Phase II                  (6)          1996       10.000    Oct. 2019      1,489          --           725          725
  Steeplechase                 (3),(4),(6),(10)   1995       16.000    Jan. 2030      5,300       4,223        (1,108)       3,115
  Whispering Lake              (3),(4),(6),(10)   1995        3.000    Jan. 2030      8,500       4,779         2,892        7,671
                                                                                   --------    --------      --------     --------

  Subtotal participating
   subordinate bonds                                                                 60,379      35,799        19,883       55,682
                                                                                   --------    --------      --------     --------

Non-Participating
 Subordinate Bonds:
  CapReit B                                       2000       11.000    Sept.2005        --          --            --           --
  Cinnamon Ridge                                  1999        5.000    Jan. 2015      1,832       1,218            28        1,246
  Farmington Meadows                (10)          1999        8.000    Aug. 2039      1,983       1,938            45        1,983
  Independence Ridge                (10)          1996       12.500    Dec. 2015      1,045       1,045            94        1,139
  Locarno                           (10)          1996       12.500    Dec. 2015        675         675            34          709
  Olde English Manor              (6),(11)        1998       10.570    Nov. 2033      1,273       1,268          (173)       1,095
  Oxford C Bond                                   2001        9.125    May. 2039      5,420       5,250            (6)       5,244
  Penn Valley B Bond                              2001        8.200    Apr. 2003        800         793            --          793
  Rillito B Series                 (6),(7)        2000       13.000    Dec. 2033      1,054       1,241          (334)         907
  Winter Oaks B bond              (6),(10)        1999        7.500    Jul. 2022      2,184       2,133            29        2,162
  Winter Oaks C bond              (6),(10)        1999       10.000    Jul. 2022      2,141       1,654           316        1,970
                                                                                   --------    --------      --------     --------

  Subtotal non-participating
   subordinate bonds                                                                 18,407      17,215            33       17,248
                                                                                   --------    --------      --------     --------


Total investment in mortgage
 revenue bonds                                                                     $650,945    $592,829      $ 23,631     $616,460
                                                                                   ========    ========      ========     ========


                                              December 31, 2000
                               -------------------------------------------------
                                   Face     Amortized    Unrealized      Fair
Investment in Tax-Exempt          Amount       Cost     Gain (Loss)     Value
 Bonds                            (000s)      (000s)       (000s)       (000s)
------------------------       ----------- ----------- ------------- -----------
Participating Subordinate
 Bonds (1):
  Barkley Place                    3,480       2,445         3,407       5,852
  Gilman Meadows                   2,875       2,530         2,221       4,751
  Hamilton Chase                   6,250       4,140          (468)      3,672
  Mallard Cove I                   1,670         798           309       1,107
  Mallard Cove II                  3,750       2,429           758       3,187
  Meadows                          3,635       3,716           276       3,992
  Montclair                        6,840       1,691         1,958       3,649
  Newport Village                  4,175       2,973         2,016       4,989
  Nicollet Ridge                  12,415       6,075         3,267       9,342
  Riverset Phase II                1,489          --         1,863       1,863
  Steeplechase                     5,300       4,224          (591)      3,633
  Whispering Lake                  8,500       4,779         3,839       8,618
                                --------    --------      --------    --------

  Subtotal participating
   subordinate bonds              60,379      35,800        18,855      54,655
                                --------    --------      --------    --------

Non-Participating
 Subordinate Bonds:
  CapReit B                        5,000       4,950           100       5,050
  Cinnamon Ridge                   1,832       1,218            28       1,246
  Farmington Meadows               1,991       1,946            55       2,001
  Independence Ridge               1,045       1,045           105       1,150
  Locarno                            675         675            41         716
  Olde English Manor               1,273       1,268          (173)      1,095
  Oxford C Bond                       --          --            --          --
  Penn Valley B Bond                  --          --            --          --
  Rillito B Series                 1,044       1,241          (343)        898
  Winter Oaks B bond               2,184       2,133             7       2,140
  Winter Oaks C bond               2,141       1,654           316       1,970
                                --------    --------      --------    --------

  Subtotal non-participating
   subordinate bonds              17,185      16,130           136      16,266
                                --------    --------      --------    --------


Total investment in mortgage
 revenue bonds                  $526,957    $467,302      $ 32,888    $500,190
                                ========    ========      ========    ========

Notes:

      (1) These bonds also contain additional interest features contingent on available cash flow.

      (2) One of the original 22 bonds.

      (3) Series B Bonds derived from original 22 bonds.

      (4) These assets were pledged as collateral as of December 31, 2001.

      (5) TE Bond Sub or its subsidiaries own an 87% interest in these investments.

      (6) At December 31, 2001 these bonds were on non-accrual status.

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

      (12) The base interest rate represents the permanent base interest rate on the investment as of December 31, 2001.

      (13) The permanent interest rate resets monthly based on 90% of the 30 day treasury bill.

      (14) The interest rate on the Santa Fe bond will reset in May 2002. At that time the bond will be remarketed at par or a rate not exceeding a rate that will allow the property to perform at a 1.05 debt service coverage on the bond.

      (15) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 81% of underlying bond. TE Bond Sub also owns the 19% certificate which is pledged as collateral at December 31, 2001.

      (16) This bond was paid off during 2001.

      (17) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 53% of underlying bond. TE Bond Sub also owns the 47% certificate which is pledged as collateral at December 31, 2001.

      (18) This investment is comprised of two bonds. The 1998 Series I-1 bond has a face amount of $1,565 and a maturity date of June 11, 2009. The 1998 Series I-2 bond has a face amount of $15,875 and a maturity date of June 11, 2033.

      (19) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate.

      (20) This investment is comprised of two bonds. The Series A-1 bond has a face of $725,000 and a maturity date of July 2009. The Series A-2 bond has a face of $7,235,000 and a maturity date of July 2033.

NOTE 5 - SECURITIZATION TRANSACTIONS

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds and taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2001 and 2000, the total carrying amount of the bonds and taxable loans pledged as collateral was $361.8 million and $311.8 million, respectively.

     The following is a description of the Company's various credit enhancement and securitization investment vehicles and a discussion of the activity in these programs during 2001.

Merrill Lynch P-FLOATs(SM) program

     The Company securitizes mortgage bonds in its portfolio through the Merrill Lynch P-FLOATs(SM) program. Through this program, the Company sells bonds to Merrill Lynch or structures a transaction whereby Merrill Lynch buys bonds from third parties. Merrill Lynch, deposits the bonds into trusts, which are created to hold these assets. Subsequently, these bonds are credit enhanced by Merrill Lynch. Two types of securities, P-FLOATs(SM) and RITES(SM), are created for each asset deposited into the trusts. The P-FLOATs(SM) are short-term floating rate interests in the trusts that have priority on the cash flows of the deposited mortgage bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATs(SM) are sold to qualified third party investors. The RITES(SM) are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATs(SM) interest. When the Company sells a bond to Merrill Lynch, the Company receives the proceeds from the sale of the P-FLOATs(SM), less certain transaction costs, and retains the residual interests in the trusts, the RITES(SM). When Merrill Lynch buys the bond directly, the Company purchases the RITES(SM).

     In 2001 the Company securitized seven bonds with a face amount of $100.7 million with Merrill Lynch through the P-FLOATs(SM) program. Two of these transactions representing bonds with a face amount of $21.5 million were accounted for as borrowings in 2001. Accordingly, the Company recorded $20.0 million as short-term debt and the related bonds remained in investments in tax-exempt bonds.

     In addition, the Company structured five transactions whereby Merrill Lynch bought bonds from third parties with a face amount of $79.2 million. The Company purchased RITES(SM) interests with a par value of $1.3 million for $0.2 million in 2001 related to these transactions. The Company recognized $0.7 million in origination fees on these structured transactions.

     In 2000 the Company securitized four bonds with a face amount of $55.6 million with Merrill Lynch through the P-FLOATs(SM) program. Three of these transactions were accounted for as borrowings in 2000. Accordingly, the Company recorded $41.3 million as short-term debt and the related bonds remained in investments in tax-exempt bonds. The remaining transaction representing bonds with a face amount of $10.7 million was accounted for as a sale as a result of no call provision being granted to the RITES(SM) holder. Accordingly, the Company derecognized its $10.7 million (face amount) investment in this bond and recorded a $5,000 (par value) RITES(SM) investment. The Company recognized a net gain of $0.1 million on this sale transaction.

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

     Two classes of certificates, Class A and Class B, were sold out of the Term Securitization Facility. The $67.0 million par-value Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed tax-exempt rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. TE Bond Sub purchased the $0.8 million par value Class B certificates. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 or November 15, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility.

     In July 2001, TE Bond Sub refinanced its Term Securitization Facility. The result of the refinancing was a reduction of the outstanding debt from $67 million to $45 million. Substantially all other terms of the debt remained the same. TE Bond Sub now holds a $5,000 Class B certificate in the facility and the

$45.0 million Class A certificates are held by a third party investor. In order to accomplish the refinancing, the Company removed the Gannon-Dade bond (face amount of $55.1 million) and the Whispering Palms bond (face amount of $12.7 million) from the Term Securitization Facility. These assets were replaced with four new assets with a total face amount of $45.0 million. The new assets in the trust are: Jefferson Commons (face amount of $16.1 million), Florida A&M (face amount of $9.9 million), Village Green (face amount of $6.4 million) and Arlington (face amount of $12.6 million).

     In conjunction with this transaction, after the Gannon-Dade bond was removed from the Term Securitization Facility, the Company securitized a $29.0 million (face amount) interest in the bond through the Merrill Lynch P-FLOATs(SM) program. The Company purchased a $5,000 par value RITES(SM) interest in the Gannon-Dade securitization trust for $331,000.

     In conjunction with this transaction, a subsidiary of TE Bond Sub provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, the Company pledged assets as collateral to the Term Securitization Facility.

     This transaction was accounted for in accordance with FAS 140. As a result of certain call provisions available to the Class B certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the Company recorded the Class A certificates as long-term debt and the trust assets are included in investment in tax-exempt bonds. In conjunction with the recording of the long-term debt, the Company capitalized $500,000 in debt issue costs. The Company is amortizing these debt issue costs over the life of the Term Securitization Facility, based on the amount of outstanding debt, using the effective interest method.

Fannie Mae Credit Enhancement

     In 1997, the Company purchased $1.3 million in cash and securities held in a Fannie Mae risk-sharing collateral account. The collateral account was part of a structured finance program developed by Fannie Mae to facilitate the credit enhancement of bonds for which there is shared risk. The risk-sharing collateral account provided additional security for three enhanced bonds within a cross-collateralized pool. In the event any of the bonds in the pool cannot fund their debt service payments, the money in the collateral account can be used to fund debt service shortfalls. The collateral account will not be released to the Company until the interest and principal obligations on all the bonds are fulfilled. The release of the collateral account is anticipated to be in 2006 when the bonds are expected to be refunded. The Company had the option to replace the collateral with a letter of credit in which event the cash and securities in the account would be released to the Company concurrently. In the interim, the Company received the interest earned on the balance of the collateral reserve account. The $0.3 million discount on the purchase has been recorded as unearned revenue and was being amortized into income over the expected period in which cash and securities will remain in the collateral account.

     In March 2000, the Company replaced the collateral with a letter of credit, causing $1.3 million of cash and securities in the account to be released to the Company concurrently. Upon release of the cash collateral, the Company recognized the $230,000 unamortized balance of the discount on the purchase into other income.

     As part of the purchase of this collateral account, the Company assumed a Master Recourse Agreement with Fannie Mae. Under this agreement, the Company can add additional assets to the existing pool discussed above. This will enable the Company to securitize bonds with Fannie Mae credit enhancement.

     During December 2000, the Company worked with Fannie Mae to amend the existing Master Recourse Agreement and then deposited an additional $80 million in bonds to this credit enhancement facility. This transaction immediately refinanced the short-term credit enhancement on approximately $70 million of our existing P-FLOATs(SM) with long-term credit enhancement through Fannie Mae. The facility also provided credit enhancement to two of our previously unenhanced tax-exempt bonds having an aggregate fair market value of approximately $10 million at December 31, 2000. The facility also includes the credit enhancement on approximately $20 million of tax-exempt bonds that were previously credit enhanced through the facility prior to December 2000. The $100 million credit enhancement facility is an open ended facility and will facilitate the placement of long term securitization capital, thereby enabling the Company to securitize its mortgage bonds at a fixed rate and for a term that more closely matches the term of the underlying bond. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional investments to this facility.

Freddie Mac Tender Option Bond Program

     In December 2001, the Company developed a tender option bond program with the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Through this program, the Company securitized 12 bonds with an aggregate unpaid principal balance of approximately $91.0 million and deposited the bonds in 12 trusts. Prior to this transaction, approximately $34.3 million of these bonds had been securitized through the P-FLOATs(SM) program. The trusts issued approximately $69.0 million of fixed-rate senior certificates and approximately $22.0 million of fixed-rate subordinate certificates. The Company purchased the subordinate certificates and the senior certificates were sold to third party investors. The net proceeds to the Company upon completion of this transaction approximated $34.7 million, which represents $69.0 million in proceeds from the sale of the fixed-rate senior certificates less $34.3 million for the purchase of the bonds in the P-FLOATs(SM) program. To increase the attractiveness of the senior certificates to third party investors, Freddie Mac provided credit enhancement through a standby guaranty of payment and agreed to provide liquidity by lending the Company the money to repurchase the senior certificates at the remarketing date (if they are not successfully remarketed), which is five years from issuance. The Company agreed to pay Freddie Mac for the first $22.0 million of losses if any of the bonds fail to generate sufficient income to pay the senior certificate holders, and the Company pledged the subordinate certificates to Freddie Mac to secure this obligation. Freddie Mac's recourse to the Company for losses on the credit enhancement is limited to its right to liquidate the subordinate certificates.

     This transaction was accounted for in accordance with FAS 140. As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a borrowing. Accordingly, the Company recorded the senior certificates as long-term debt and the trust assets are included in investment in tax-exempt bonds. In conjunction with the recording of the long-term debt, the Company capitalized $1.8 million in debt issue costs. The Company is amortizing these debt issue costs over the life of the facility, based on the amount of outstanding debt, using the effective interest method.

NOTE 6 - OTHER BOND RELATED INVESTMENTS

     At December 31, 2001, the Company's other bond related investments are primarily investments in RITES(SM). At December 31, 2000, the Company's other bond related investments also included investments in interest rate swaps and total return swaps. In conjunction with the adoption of FAS 133 on January 1, 2001, the Company's investments in interest rate swaps and total return swaps were reclassified to investments in derivative financial instruments (see further discussion in Note 7). The table at the end of this note provides certain information with respect to the other bond related investments held by the Company at December 31, 2001 and 2000.

     The Company holds investments in RITES(SM), a security offered by Merrill Lynch through its P-FLOATs(SM) Program. At December 31, 2001 and 2000, the Company held $5.7 million and $5.0 million (face value) in RITES(SM), respectively. The P-FLOATs(SM) outstanding, which are not reflected in the Company's consolidated balance sheet were $334.2 million at December 31, 2001. In conjunction with the purchase of the RITES(SM) with respect to fixed rate bonds, the Company enters into interest rate swap contracts to hedge against interest rate exposure on the Company's investment in the RITES(SM) (see Note
7). In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds to a pool that collateralizes the senior interests in the P-FLOATs(SM) trusts.

     From time to time the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the year ended December 31, 2001, the Company purchased and/or sold interests in seven bonds ($60.1 million face amount) that it had previously securitized.

Valuation Adjustments

     For the years ended December 31, 2001, 2000 and 1999, the net decrease to other comprehensive income from unrealized holding gains and losses on other bond related investments available-for-sale was approximately $1.9 million, $5.8 million and $3.9 million, respectively.

RITES(SM) Valuation Analysis

     The fair value of a RITES(SM) investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATs(SM) face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company's RITES(SM) investments. In addition, the RITES(SM) investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

     At December 31, 2001 and 2000, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITES(SM) would have the following impact:

(In thousands)                                             2001            2000
                                                           ----            ----
Fair value of retained interests                         $5,316          $7,750
Residual cash flows discount rate (annual rate)    4.5% - 12.9%     4.9% - 8.5%
Impact on fair value of 10% adverse change              $22,821         $17,996
Impact on fair value of 20% adverse change              $43,783         $34,263

     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.

                                                                                         December 31, 2001
                                                              ----------------------------------------------------------------------
                                                               Face       Amortized      Unrealized
                                                   Year       Amount         Cost        Gain (Loss)      Assets     Liabilities (4)
Other Bond Related Investments:                  Acquired     (000s)        (000s)         (000s)         (000s)        (000s)
---------------------------------                --------     ------      ---------      -----------      ------     ---------------

Investment in RITES:
     Barrington                     (1)            2000       $    5       $     5        $    --        $     5       $    --
     Briarwood                      (1)            1999          135           104            164            268            --
     Charter House                  (1)            1996           80           199            830          1,029            --
     Cinnamon Ridge                 (1)            2000            5           327          1,681          2,008            --
     Fort Branch                    (1)            2000            8             8            370            378            --
     Hidden Brooks                  (1)            2001            5            65         (1,075)            --        (1,010)
     Indian Lakes                   (1)            1997        3,170         3,254            641          3,895            --
     LaPaloma                       (1)            1999           --            --             --             --            --
     LeMirador (Coleman Senior)     (1)            1999          165             3            227            230            --
     Lincoln Corner                 (1)            2001           10            32           (470)            --          (438)
     Meridian at Bridgewater        (1)            1999            5            37           (316)            --          (279)
     Museum Towers                                 2001            5             5            105            110            --
     North White Road               (1)            2001            5            44            (39)             5            --
     Oklahoma City                                 1998           --            --             --             --            --
     Olde English Manor             (1)            1999           76            95           (382)            --          (287)
     Palisades Park                                1999           --            --             --             --            --
     Park at Landmark                              2000            5            12            330            342            --
     Park Center                    (1)            2001        1,270            74           (232)            --          (158)
     Pavilion                                      1999           --            --             --             --            --
     Queen Anne IV                                 1998           --            --             --             --            --
     Rancho Mirage/Castle Hills     (1)            2000            5             5           (255)            --          (250)
     Rillito Village                (1)            1999           65            63           (312)            --          (249)
     Riverset Phase I               (1)            2000            5         1,069          1,596          2,665            --
     Riverset Phase II              (1)            1996            5           120             35            155            --
     Riverview                      (1)            2000            5             5            213            218            --
     Sienna (Italian Gardens)       (1)            1999          160            (1)           106            105            --
     Silver Springs                                2000           --            --             --             --            --
     Sonterra                       (1)            1998            5            32         (3,062)            --        (3,030)
     Southgate Crossings            (1)            1997           71           432          1,445          1,877            --
     Southwood                      (1)            1997          420           321         (2,497)            --        (2,176)
     Village at Sun Valley          (1)            2000            5             5             --              5            --
     Village Green                  (1)            2000           --            --             --             --            --
     Woodglen                       (1)            1999            5            32           (134)            --          (102)
                                                              ------       -------        -------        -------       -------
Subtotal investment in RITES                                  $5,700         6,347         (1,031)        13,295        (7,979)
                                                              ------       -------        -------        -------       -------

Interest rate agreements (2),(5)                  Various                       --             --             --            --
                                                                           -------        -------        -------       -------

Investment in total return swaps (3),(5):
     Club West  (3/30/99 - 7/19/02)                1999           --            --             --             --            --
     Willow Key (3/30/99 - 7/19/02)                1999           --            --             --             --            --
                                                              ------       -------        -------        -------       -------
Total investment in total return swaps                            --            --             --             --            --
                                                              ------       -------        -------        -------       -------

Total other bond related investments                                       $ 6,347        $(1,031)       $13,295       $(7,979)
                                                                           =======        =======        =======       =======


                                                                                         December 31, 2000
                                                              ----------------------------------------------------------------------
                                                               Face       Amortized      Unrealized
                                                   Year       Amount         Cost        Gain (Loss)      Assets     Liabilities (4)
Other Bond Related Investments:                  Acquired     (000s)        (000s)         (000s)         (000s)        (000s)
---------------------------------                --------     ------      ---------      -----------      ------     ---------------

Investment in RITES:
     Barrington                     (1)            2000       $     5      $    4         $      1       $     5       $     --
     Briarwood                      (1)            1999           135         104              618           722             --
     Charter House                  (1)            1996            80         242              684           926             --
     Cinnamon Ridge                 (1)            2000             5         330            1,573         1,903             --
     Fort Branch                    (1)            2000             8           8              123           131             --
     Hidden Brooks                  (1)            2001            --          --               --            --             --
     Indian Lakes                   (1)            1997         3,250       3,356              864         4,220             --
     LaPaloma                       (1)            1999             8           8             (263)           --           (255)
     LeMirador (Coleman Senior)     (1)            1999           165           4               71            75             --
     Lincoln Corner                 (1)            2001            --          --               --            --             --
     Meridian at Bridgewater        (1)            1999             5          44             (181)           --           (137)
     Museum Towers                                 2001            --          --               --            --             --
     North White Road               (1)            2001            --          --               --            --             --
     Oklahoma City                                 1998           195         239           (2,384)           --         (2,145)
     Olde English Manor             (1)            1999            76          95             (201)           --           (106)
     Palisades Park                                1999           100          92             (276)           --           (184)
     Park at Landmark                              2000             5          20               69            89             --
     Park Center                    (1)            2001
     Pavilion                                      1999             5           5             (357)           --           (352)
     Queen Anne IV                                 1998            65          65             (145)           --            (80)
     Rancho Mirage/Castle Hills     (1)            2000             5           5              192           197             --
     Rillito Village                (1)            1999            65          64             (407)           --           (343)
     Riverset Phase I               (1)            2000             5       1,076            1,717         2,793             --
     Riverset Phase II              (1)            1996            75         189               73           262             --
     Riverview                      (1)            2000             5           4                1             5             --
     Sienna (Italian Gardens)       (1)            1999           160          --               30            30             --
     Silver Springs                                2000             5          34              (29)            5             --
     Sonterra                       (1)            1998             5          32             (672)           --           (640)
     Southgate Crossings            (1)            1997            83         501            1,503         2,004             --
     Southwood                      (1)            1997           430         309           (1,561)           --         (1,252)
     Village at Sun Valley          (1)            2000             5           5               70            75             --
     Village Green                  (1)            2000             5          26              (16)           10             --
     Woodglen                       (1)            1999             5          35             (243)           --           (208)
                                                              -------      ------         --------       -------       --------
Subtotal investment in RITES                                  $ 4,960       6,896              854        13,452         (5,702)
                                                              -------      ------         --------       -------       --------

Interest rate agreements (2),(5)                  Various                      --          (10,438)            5        (10,443)
                                                                           ------         --------       -------       --------

Investment in total return swaps (3),(5):
     Club West  (3/30/99 - 7/19/02)                1999       $ 7,960          --             (680)           --           (680)
     Willow Key (3/30/99 - 7/19/02)                1999        17,440          --           (1,159)           --         (1,159)
                                                              -------      ------          --------       -------       --------
Total investment in total return swaps                        $25,400          --            (1,839)           --        (1,839)
                                                              -------      ------          --------       -------       --------

Total other bond related investments                                       $6,896          $(11,423)      $13,457      $(17,984)
                                                                           ======          ========       =======       ========

(1) Investment held by TE Bond Sub or its subsidiaries at December 31, 2001.

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

(5) Upon the adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps and total return swaps was reclassified to investment in derivative financial instruments (see Note 7).

NOTE 7 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS
AND FINANCIAL RISK MANAGEMENT

     Upon adoption of FAS 133 on January 1, 2001, the Company's investment in interest rate swaps, total return swaps and put option contracts was reclassified from investment in other bond related investments to investment in derivative financial instruments (see further discussion in Note 1). The following table provides certain information with respect to the derivative financial instruments held by the Company at December 31, 2001.

                                                                                  December 31, 2001
                                                                           --------------------------------
                                                           Notional                  Fair Value
                                                          Amount (4)          Assets       Liabilities (2)
Investment in derivative financial instruments (3):         (000s)            (000s)           (000s)
---------------------------------------------------    -----------------   --------------  ----------------
Interest rate agreements (1)                              $ 422,230           $2,912          $(18,646)
                                                          =========           ------          --------

Total investment in derivative financial instruments                          $2,912          $(18,646)
                                                                              ======          ========

(1) The Company enters into interest rate swap contracts to offset against interest rate exposure on the Company's investment in RITES(SM). The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.

(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

(3) Upon the adoption of FAS 133 on January 1, 2001, Company's investment in interest rate swaps and total return swaps was reclassified to investment in derivative financial instruments.

(4) Notional amount represents total amount of the Company's interest rate swaps contracts less the total amount of the Company's reverse interest rate swap contracts.

Interest rate swaps

     Since the bonds securitized generally bear fixed rates of interest, the floating rate residual interests in the trusts created by the securitization may subject the Company to interest rate risks. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Historically, the Company has attempted to offset substantially all of its floating interest rate exposure; however, from time to time, a portion of the Company's floating rate exposure may not have been fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments.

     From time to time, the Company may enter into interest rate swap contracts which offset certain of the Company's existing swaps ("reverse interest rate swaps") or the Company may terminate interest rate swaps. The Company may do this in anticipation of or conjunction with converting portions of the Company's short-term floating rate debt to into longer term, fixed rate facilities or to take advantage of lower interest rate environments to lower the annual cost of the

Company's interest rate management strategy.

     Under the interest rate swap agreements, the Company is obligated to pay the counterparty a fixed rate. In return, the counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Under the reverse interest rate swap agreements, the counterparty is obligated to pay the Company a fixed rate. In return, the Company will pay the counterparty a floating rate equivalent to the BMA Municipal Swap Index. Net swap payments received, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains or losses upon the termination of an interest rate swap contract. The average BMA rate for 2001, 2000 and 1999 was approximately 2.63%, 4.14% and 3.29%, respectively. The swap contracts, in conjunction with the RITES(SM), are intended to produce a relatively constant yield over the effective duration of the RITES(SM). Risks arise from the possible inability of the counterparty to meet the terms of the contracts with the Company. However, there is no current indication of any such inability. The fair value of the interest rate swap agreements is determined based on quotes from external sources, such as brokers, for these or similar investments.

     The interest rate swap agreements are also subject to risk of early termination on the annual optional termination date by the counterparty, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the securitization trust remains in existence.

Total Return Swaps

     To generate short-term financing proceeds, the Company occasionally enters into total return swaps with Merrill Lynch that replicate the total return on a bond or loan financed at a then current market interest rate ("financing rate"). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay Merrill Lynch the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) Merrill Lynch an amount equal to the decline (increase) in the market value of the underlying bond or loan. The Company had investments in total return swaps valued at $0 and ($1.8) million with notional amounts of $0 and $25.4 million at December 31, 2001 and 2000, respectively.

Put Options

     The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). At December 31, 2001, the Company had four put options with a fair value of zero. The Company's aggregate obligation under these put options is

$107.3 million at December 31, 2001. The Company received $1.0 million, $1.2 million, and $0.6 million in income from the put options in 2001, 2000 and 1999, respectively.

NOTE 8 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed below. The following table summarizes loans receivable by loan type at December 31, 2001 and 2000.

     (In thousands)
     Loan Type                                  2001               2000
     ---------                               ---------          ---------
     Taxable construction loans              $ 271,383          $ 270,481
     Taxable permanent loans                    86,182             39,821
     Taxable loans                              30,959             18,416
     Other loans                                52,405             21,424
                                             ---------          ---------
                                               440,929            350,142
     Allowance for loan losses                    (898)              (851)
                                             ---------          ---------
     Total                                   $ 440,031          $ 349,291
                                             =========          =========

Taxable Construction Loans

     The Company's construction loans are short-term taxable loans, the proceeds of which are used to build low-to-moderate income apartment communities. Interest rates on the fixed rate loans range from 6.00% to10.00% and interest rates on the adjustable interest rate loans range from money center bank prime to 2.00% over money center bank prime (4.75% at December 31, 2001). Due to floors, actual rates on variable rate loans range from 6.00% to 11.00% at December 31, 2001. The loans have various maturities through 2004. The loans are collateralized by the properties under construction and guaranteed by the borrowers. Repayment of the loans is expected at the loan's maturity by the proceeds from the permanent lenders upon successful completion of the community.

Taxable Permanent Loans

     The Company's taxable permanent loans consist of construction loans that were recently converted to permanent status. The Company anticipates these loans will be delivered to Fannie Mae or other third party permanent lenders in the near future. Interest rates on the fixed rate loans range from 6.50% to 7.25% and interest rates on the adjustable interest rate loans range from 2.25% over the London Interbank Offered Rate ("LIBOR"), to 0.50% over money center bank prime. Due to floors on the LIBOR rate, the actual rate on certain loans is 5.25% at December 31, 2001. The loans are collateralized by the underlying properties.

Taxable Loans

     In conjunction with the purchase of certain tax-exempt bonds or structuring of certain investments, the Company has made taxable loans and taxable bonds to certain of the borrowers. As of December 31, 2001, the Company held 40 taxable loans and bonds. The carrying value of these loans was $28.5 million ($29.1 million par value) at December 31, 2001. The base interest rates on these loans range from 7.15% to 14.00% and the maturity dates range from 2003 to 2039. Of the 40 taxable loans, 14 are equal in priority of payment with the tax-exempt bonds to which they relate, while the remaining loans are subordinate to the related tax-exempt bonds. Certain loans also contain additional interest features that allow the Company to participate in the growth of the underlying property collateral. At December 31, 2001, six taxable loans were on non-accrual status. Interest income recognized was approximately $232,000, $137,000 and $164,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Additional interest income that would have been recognized had these loans not been placed on non-accrual status was approximately $56,000, $37,000 and $16,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company sold six taxable loans with a par value of $9.2 million for $9.4 million in 2001. Under the terms of the sale agreement, the Company has the right to repurchase the loans if the Company pays a yield maintenance penalty to the seller. As a result of the repurchase feature available to the Company, the Company has accounted for these transactions as a borrowing. Accordingly, the Company recorded $9.4 million in long-term debt equal to the face amount of the outstanding loans plus the premium paid to the Company for the loans. The taxable loans are included in loans receivable. The Company is amortizing the premium on the loans over the period that the loans could not be repurchased without paying the yield maintenance penalty.

Other Loans

     The Company's other loans consist primarily of working capital loans and short-term taxable loans. In conjunction with the origination of construction loans and syndication of tax credits, the Company has made working capital loans to borrowers. Interest rates on the fixed rate loans range from 9.00% to 10.00% and interest rates on the adjustable interest rate loans range from 1.00% to 5.50% over money center bank prime or LIBOR. The loans have various maturities through 2006. Due to floors, actual rates on variable rate loans range from 6.00% to 11.00% at December 31, 2001. The loans are guaranteed by the borrowers and repayment is expected from construction profits and syndication proceeds. The short-term loans are made as interim financing pending the issuance of tax-exempt mortgage bonds and other loans and advances collateralized by limited partnership's notes receivable and other loans to properties.

Allowance for Loan Losses

     The Company's allowance for loan losses is based on the Company's continuing evaluation of the loans receivable and is intended to maintain an allowance adequate to absorb probable losses on these loans. The Company assesses individual loans for impairment based on the Company's policy on other-than-temporary impairments (see Note 1). Adjustments to the allowance due to changes in measurement of impaired loans are recorded in the provision for loan loss. The allowance for loan losses was $898,000 and $851,000 at December 31, 2001 and 2000, respectively.

Taxable Loans Pledged

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2001, the total carrying amount of the taxable loans pledged as collateral was $3.4 million. There were no taxable loans pledged as collateral at December 31, 2000.

NOTE 9 - RESTRICTED ASSETS

Restricted Cash Deposits

     Under the terms of the Company's interest rate swap agreements and total return swaps with counterparties, the Company is required to maintain cash deposits ("margin call deposits"). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company's outstanding swap obligations to any one counterparty is greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts. At December 31, 2001 and 2000, the balances in the Company's margin call deposit accounts were $15.1 million and $20.9 million, respectively.

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

P-FLOATs(SM) Pledged as Collateral

     From time to time, the Company may purchase in the open market P-FLOATs(SM) interests in bonds in order to pledge these interests to a pool that collateralizes the senior interests in the P-FLOATs(SM) trusts (see Note 5). These P-FLOATs(SM) interests in bonds may or may not be related to bonds that the Company has previously securitized. These investments are reflected on the balance sheet as restricted assets and had a carrying amount of $3.0 million at December 31, 2000. The Company had no investments in these P-FLOATs(SM) at December 31, 2001.


NOTE 10 - MORTGAGE SERVICING RIGHTS

Mortgage Servicing Rights

     At  December  31,  2001 and 2000,  the  Company  had  capitalized  mortgage servicing rights with a carrying value of $9.0 million and $6.8 million, respectively, net of accumulated amortization of $1.7 million and $0.8 million, respectively. The December 31, 2001 balance of $9.0 million represents $9.2 million in mortgage servicing right assets offset by $0.2 million in mortgage servicing rights liabilities (included in other liabilities). The December 31, 2000 balance of $6.8 million represents $6.9 million in mortgage servicing right assets offset by $0.1 million in mortgage servicing rights liabilities. The following table shows the activity for the years ended December 31, 2001 and 2000.

(In thousands)
Balance, December 31, 1999                                              $   --
Capitalized fees reclassified from goodwill and other intangible
  assets                                                                 5,624
Capitalized mortgage servicing rights                                    1,931
Amortization                                                              (779)
Valuation allowance                                                         --
                                                                        -------
Balance, December 31, 2000                                              $6,776
Capitalized mortgage servicing rights                                    3,168
Amortization                                                              (936)
Valuation allowance                                                         --
                                                                        -------
Balance, December 31, 2001                                              $9,008
                                                                        ======

     At December 31, 2001 and 2000, the fair value of the mortgage servicing rights approximated the carrying amount. The fair value of the mortgage servicing rights was estimated by discounting estimated net servicing income over the future life of the related loan using a market discount rate. The market discount rate was estimated to be 12% and 15% at December 31, 2001 and 2000, respectively. The estimated lives of the loans were determined by considering yield maintenance periods and contractual prepayment penalties, if any. Credit losses were estimated to be zero based on historical performance of the underlying loans.

NOTE 11 - NOTES PAYABLE AND DEBT

     The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed below. The following table summarizes notes payable at December 31, 2001 and 2000.

(000s)                                                     2001         2000
                                                         --------     --------
Notes payable                                            $235,420     $234,830
Group Trust Warehouse Facilities and Lines of Credit       65,318       26,225
Midland Multifamily Equity REIT Credit Line                 7,459           --
Residential Funding Warehouse Facility                     98,033       54,481
Bank Lines of Credit                                       13,521        8,539

Other                                                         312        5,084
                                                         --------     --------
                                                         $420,063     $329,159
                                                         ========     ========

     The Company's short and long-term debt of $213.4 million and $112.2 million
at  December  31,  2001  and  2000,  respectively,   relates  to  securitization
transactions that the Company has recorded as borrowings (see Notes 1 and 5).

Annual maturities of notes payable and debt are as follows:
(000s)
2002                                                 $423,180
2003                                                   64,508
2004                                                    7,620
2005                                                    6,602
2006                                                    1,102
Thereafter                                            130,492
                                                     --------
                                                     $633,504
                                                     ========

     The weighted average interest rate on notes payable due in one year was 6.26% and 8.96% at December 31, 2001 and 2000, respectively.

Notes payable

     Notes payable of $235.4 million at December 31, 2001, represent borrowings used to finance construction lending activities. Of this amount $105.3 million is payable to the Midland Affordable Housing Group Trust ("Group Trust"), an affiliated entity (see Note 16). At December 31, 2001, interest rates on the notes payable range from 4.5% to 10.0% for fixed rate loans and from 0.75% under to 1.75% over money center bank prime (4.75% at December 31, 2001). Due to floors, actual rates on variable rate loans range from 4.75% to 10.25% at December 31, 2001. The notes payable mature at various dates through 2004 and are collateralized by the related construction loans receivable. For the year ended December 31, 2001, maximum borrowings under the notes were $235.4 million and average borrowings were $207.7 million at a weighted average interest rate of 7.75%.

     Notes payable of $234.8 million at December 31, 2000, represent borrowings used to finance construction lending activities. Of this amount $104.1 million is payable to the Group Trust. Interest rates on the notes payable range from 6.69% to 10.50% for fixed rate loans and from 0.95% under to 1.75% over money center bank prime (9.5% at December 31, 2000). The notes payable mature at various dates through 2003 and are collateralized by the related construction loans receivable. For the year ended December 31, 2000, maximum borrowings under the notes were $261.7 million and average borrowings were $243.5 million at a weighted average interest rate of 9.08%.

Group Trust Warehouse Facilities and Lines of Credit

$50.0 million Warehouse Facility

     The Company has a $50.0 million warehouse facility with the Group Trust to finance interim construction and permanent lending activities. At December 31, 2001 the balance due on the facility was $5.0 million. Fixed interest rates on the line of credit range from 6.10% to 6.75% and variable interest is at 1.00% under money center bank prime. Individual borrowings under the facility mature separately and are collateralized by the related loan receivable. For the year ended December 31, 2001, maximum borrowings under the warehouse facility were $40.6 million and average borrowings were $16.5 million. At December 31, 2001 the weighted average interest rate on the line was 5.08%. For the year ended December 31, 2000, maximum borrowings under the warehouse facility were $33.6 million and average borrowings were $12.1 million. At December 31, 2000 the weighted average interest rate on the line was 8.24%.

$30.0 million Warehouse Facility

     The Company has a $30.0 million line of credit with the Group Trust to finance working capital and carryover loans. At December 31, 2001 the balance due on the line was $27.5 million. Interest on the line of credit is 0.25% under money center bank prime. The line is collateralized by a security interest in the related loan receivable. Principal on the line is due in 2002. For the year ended December 31, 2001, maximum borrowings under the line were $27.5 million and average borrowings were $17.6 million. At December 31, 2001 the weighted average interest rate was 4.50%. For the two months ended December 31, 2000, maximum borrowings under the line were $11.6 million and average borrowings were $8.8 million. At December 31, 2000 the weighted average interest rate was 9.25%.

$10.0 million Line of Credit

     The Company has a $10.0 million line of credit with the Group Trust to fund syndication advances to limited partnerships. At December 31, 2001 the balance due on the line was $2.8 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a security interest in a promissory note given by a limited partnership. Principal on the line is due in 2002. For the year ended December 31, 2001 maximum borrowings under the line were $4.6 million and average borrowings were $1.3 million. At December 31, 2001 the weighted average interest rate was 4.75%. For the month ended December 31, 2000 maximum borrowings under the line were $6.5 million and average borrowings were $6.5 million. At December 31, 2000 the weighted average interest rate was 9.50%.

$30.0 million Line of Credit

     The Company has a $30.0 million line of credit with the Group Trust to fund syndication advances to limited partnerships. At December 31, 2001 the balance due on the line was $30.0 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a guarantee from the Company. Principal on the line is due in 2002. For the year ended December 31, 2001 maximum borrowings under the line were $30 million and average borrowings were $21.5 million. At December 31, 2001 the weighted average interest rate was 4.75%. For the three months ended December 31, 2000 maximum borrowings under the line were $6.9 million and average borrowings were $3.6 million. At December 31, 2000 the weighted average interest rate was 9.50%.

Midland Multifamily Equity REIT Lines of Credit

$20.0 million Line of Credit

     The Company has a $20.0 million line of credit with the Midland Multifamily Equity Real Estate Investment Trust ("MMER"), an affiliated entity (see Note
16), to finance interim construction and permanent lending activities. At December 31, 2001 the balance due on the line was approximately $44,000. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a security interest in the related loan receivable. Principal on the line is due in 2002. For the three months ended December 31, 2001 maximum borrowings under the line were $6.8 million and average borrowings were $3.4 million. At December 31, 2001 the weighted average interest rate was 4.75%.

$20.0 million Line of Credit

     The Company has a $20.0 million line of credit with MMER to finance working capital and carryover loans. At December 31, 2001 the balance due on the line was $7.4 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a security interest in the related loan receivable. Principal on the line is due in 2002. For the three months ended December 31, 2001 maximum borrowings under the line were $7.4 million and average borrowings were $5.9 million. At December 31, 2001 the weighted average interest rate was 4.75%.

$20.0 million Line of Credit

     The Company has a $20.0 million line of credit with MMER to fund syndication advances to limited partnerships. Interest on the line of credit is equal to money center bank prime. The line is collateralized by a guarantee from the Company. There were no borrowings under this line in 2001.

$20.0 million Line of Credit

     The Company has a $20.0 million line of credit with MMER to finance interim construction lending. At December 31, 2001 there was no balance due on the line. Interest on the line is equal to money center bank prime. The line is collateralized by a security interest in the related loan receivable. Principal on the line is due in 2002. For the three months ended December 31, 2001 maximum borrowings under the line were $0.3 million and average borrowings were $0.2 million. At December 31, 2001 the weighted average interest rate was 4.75%.

Residential Funding Warehouse Facility

     The Company has a $100.0 million warehouse facility with Residential Funding Corporation to finance interim construction and permanent lending activities until funded by a permanent lender or security holder. Interest on the line of credit is (a) LIBOR + 1.75% with a floor of 4.75% or (b) LIBOR +

1.25% with a floor of 4.25%. The interest rate is determined by the type of loan project warehoused. Borrowings under the line are collateralized by the related loan receivable. The facility agreement expires on August 31, 2002. For the year ended December 31, 2001, maximum borrowings under the facility were $98.0 million and average borrowings were $55.2 million. At December 31, 2001 the weighted average interest rate on the line was 4.52%. For the year ended December 31, 2000, maximum borrowings under the facility were $54.5 million and average borrowings were $40.2 million. At December 31, 2000 the weighted average interest rate on the line was 8.39%.

Bank Lines of Credit

     The Company has a $4.0 million line of credit to finance working capital and lending activities. At December 31, 2001 the balance due on the line was $3.7 million. Interest on the line of credit is the higher of (a) bank prime rate (5.73% at December 31, 2001) less 2.25% or (b) 1.25% above the weekly average one-year Treasury Index. The line is collateralized by the related working capital loan or note receivable. The line expires upon 180 days written notice by the bank. For the year ended December 31, 2001, maximum borrowings under the line were $4.0 million and average borrowings were $3.6 million. At December 31, 2001, the weighted average interest rate on the line was 3.53%. For the year ended December 31, 2000 average borrowings were $1.5 million. At December 31, 2000, the weighted average interest rate was 8.13%.

     The Company has a $10.0 million line of credit to finance working capital and lending activities. At December 31, 2001 the balance due on the line was $9.9 million. Interest on the line of credit is equal to money center bank prime. The line is collateralized by the related working capital loan or note receivable. The line expires upon 180 days written notice by the bank. For the year ended December 31, 2001, maximum borrowings under the line were $10.0 million and average borrowings were $4.0 million. At December 31, 2001 the weighted average interest rate on the line was 4.75%. For the two months ended December 31, 2000, average borrowings were $2.9 million. At December 31, 2000 the weighted average interest rate on the line was 9.50%.

Other

     At December 31, 2001 other notes payable primarily of amounts due for the partnerships interests in a subsidiary.

Covenants and Guarantees

     Under the terms of the various credit facilities, the Company is required to comply with various covenants including net worth, interest coverage, collateral and other terms and conditions. The Company is in compliance with its debt covenants at December 31, 2001. In addition, the Company, or its subsidiaries, provide payment or performance guarantees for certain borrowings included in this note.

     Certain of the Company's lines of credit contain cross-default provisions. The $100.0 million line between Residential Finding Corporation and Midland Mortgage Investment Corporation ("MMI") includes an event of default upon any breach by MMI or any subsidiary of any material term of any indebtedness if the effect of the breach is to cause, or to permit the holder thereof to cause, the acceleration of indebtedness of $250,000 or more.

         The $4.0 million bank line of credit between United Bank of Pinellas and Midland Capital Corporation ("MCC") is subject to acceleration in the event MCC fails to pay any indebtedness to any third party or permits a default or event of default to exist under any agreement to which MCC is a party.

     In addition, two bank lines of credit, totaling $10 million, between Midland Financial Holdings, Inc. ("MFH") and First National Bank of Florida ("FNB") contain cross-defaults triggered by any contractual default between MFH, MCC, MMI or Midland Equity Corporation and any third party if the effect of the default is to materially affect the ability of any of those Midland entities to repay loans due to FNB or to perform their other obligations under the loan agreements and related documentation.

     Finally, MMI has granted Bank of America a first priority security interest in certain construction loans and related assets in connection with a $70.0 million loan agreement between Bank of America, other lenders and the Group Trust. If an event of default were to occur under the Bank of America facility, the lenders would be entitled to foreclose upon the collateral pledged by MMI. Events of default under this facility include, among others, any payment default of the Group Trust or MMI under any third party indebtedness and the occurrence of any event that would permit the holder of debt of the Group Trust or MMI to accelerate the maturity of any such indebtedness.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company has entered into non-cancelable operating leases for office space and equipment. These leases expire on various dates through 2005. Rental expense was approximately $1.4 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the minimum aggregate rental commitments are as follows:

                                                 Operating Leases
                                                  (In thousands)
                                                 ----------------
                         2002                         $1,466
                         2003                          1,179
                         2004                            186
                         2005                             10
                         2006                             --
                                                      ------
                         Total                        $2,841
                                                      ======

Unfunded Loan Commitments

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2001 and 2000, the aggregate total of unfunded construction loan commitments were approximately $137.6 million and $176.8 million, respectively.

The Company has unfunded commitments from investors in a like amount. The commitments are not reflected in the financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.

Fannie Mae Participation Strips

     As of December 31, 2001 and 2000, the Company owned interest only securities resulting from participations in a percentage of interest received on mortgage loans sold to Fannie Mae with a fair value of $5.5 million and $5.5 million, respectively. The Company is obligated to pay the income received from these assets to the Group Trust; therefore, a corresponding liability is reflected on the balance sheet in other liabilities.

Risk-Sharing Agreements with Fannie Mae

     As a Fannie Mae DUS lender, Midland may share in losses relating to under-performing real estate mortgage loans delivered to Fannie Mae. More specifically, Midland may be required to make servicing advances to pay taxes or insurance premiums or delinquency advances to pay principal or interest (if the borrower fails to make payment). Also, Midland may participate in a deficiency after foreclosure. In connection with this obligation, Midland must maintain a minimum net worth and collateral with a custodian. Its financial exposure, however, is subject to certain deductibles and loss limits. The total loans originated through the DUS program during 2001 were $192.0 million. The servicing portfolio balance originated through the DUS program was $584.6 million and $403.9 million at December 31, 2001 and 2000, respectively. Midland is indemnified by the Group Trust against losses it may incur in connection with its servicing of $271.0 million of these loans. As of December 31, 2001, the Company had not incurred any losses on this portfolio.

Tax Credit Guarantees

     In conjunction with the selling of interest in partnerships that provide low-income tax credits for investors, the Company may provide certain performance guarantees on the underlying properties owned by the partnership. The maximum exposure under these guarantees at December 31, 2001 was $23.8 million. As of December 31, 2001, the Company does not expect to have to perform under these guarantees and does not believe that any loss is likely.

NOTE 13 - INCOME TAXES

     Certain subsidiaries of MuniMae are corporations and are therefore subject to federal and state income taxes. The following table summarizes the provision for income taxes at December 31, 2001, 2000 and 1999:

     (In thousands)                                2001        2000       1999
                                                 ------      ------      -----
     Federal income tax expense (benefit)
         Current                                 $  862      $1,177      $ 815
         Deferred                                   175         536       (216)
     State income tax expense (benefit):
         Current                                    250         201        140
         Deferred                                    96          92        (36)
                                                 ------      ------      -----
     Total                                       $1,383      $2,006      $ 703
                                                 ======      ======      =====

     In 2001, the Company recognized approximately $368,000 of benefits for deductions associated with the exercise of employee stock options and vesting of deferred shares. These benefits were added directly to capital surplus, and are not reflected in the provision for income taxes.

     The reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows for the years ended December 31, 2001, 2000 and 1999:

     (In thousands)                                     2001       2000    1999
                                                     -------    -------    ----
     Provision for income taxes computed using
       the statutory federal income tax rate         $ 1,131    $ 1,381    $458
     State income taxes, net of federal tax effect       263        262      68
     Goodwill amortization                               546        377     101
     Difference in deferred share expense                 --        (44)     61
     Minority interest                                    97         --      --
     Tax credits                                        (729)        --      --
     Other                                                75         30      15
                                                     -------    -------    ----
     Provision for income taxes                      $ 1,383    $ 2,006    $703
                                                     =======    =======    ====

     Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows at December 31, 2001 and 2000:

     (In thousands)                              2001          2000
                                                ------        ------
     Deferred tax assets:
          Deferred loan fees                    $   --        $   12
          Tax credit carryover                     383            --
          Rental expenses                           68            --
          Mortgage servicing rights                 58            38
          Other                                    140            21
                                                ------        ------
     Total deferred tax assets                  $  649        $   71
                                                ======        ======
     Deferred tax liabilities:
          Depreciable assets                    $   35        $   53
          Mortgage servicing rights              3,448         2,588
          Deferred loan fees                        85           127
          Other                                     90            40
                                                ------        ------
     Total deferred tax liabilities             $3,658        $2,808
                                                ======        ======

     At December 31, 2001, the Company had an unused low-income housing tax credit carryforward for federal income tax purposes of approximately $383,000, which expires in 2016. This credit is subject to recapture based upon a qualifying disposition. The Company is in the process of posting a qualified disposition bond to avoid the recapture provisions. Additionally, a component of other deferred tax assets is a charitable contribution carryforward of approximately

$328,000, which expires in 2006.

NOTE 14 - SHAREHOLDERS' EQUITY

     As a result of the merger of the SCA Tax-Exempt Fund, LP (the "Partnership") into the Company in August 1996, shareholders were able to elect among three types of equity in the Company. The shareholders had the choice of electing to exchange their Partnership interests for Preferred Shares, Preferred Capital Distribution Shares ("Preferred CD Shares") or Common Shares in the Company. The Company's Preferred Shares, Preferred CD Shares, Term Growth Shares and Common Shares differ principally with respect to allocation of income and cash distributions, as provided by the terms of the Operating Agreement (defined in Note 16) as summarized below. Prior to their redemption in March 2002, the Preferred Shares and Preferred CD Shares, which are divided in two series, had priority over the Common Shares and Term Growth Shares with respect to distributions and redemptions.

Preferred Shares

     Taking into account their respective series distinctions, the Preferred Shares are allocated their proportionate share of the income generated by the 22 original bonds and related parity working capital loans held by the Partnership (collectively, the "Original Bonds") including income attributable to the portion of certain bonds no longer held by the Company. While the Preferred Shares bore their proportionate share of expenses related to a February 1995 refunding of 11 of the Original Bonds and will bear their share of the expenses of any future refunding of the Original Bonds, the Preferred Shares are not allocated any income or expense related to the securitization of those bonds or the investment of the proceeds therefrom or from any future financings. The Company is required to distribute to the holders of the Preferred Shares cash flow attributable to such shares, as defined by the Operating Agreement. The Preferred Shares must be partially redeemed when any bond attributable to the shares is sold or, beginning in the year 2000, when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then-current bond terms) based on receipt of an appraisal of the property securing the bond.

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

Common Shares

     The Common Shares (formerly known as Growth Shares) are allocated the balance of the Company's income after allocation to the Preferred Shares, Preferred CD Shares and Term Growth Shares. As of December 31, 2001, it is the Company's policy to distribute to the holders of the Common Shares at least 80% of cash available for distribution to Common Shares. The Common Shares have no par value. At December 31, 2001, 24,594,597 Common Shares were authorized.

     The following table reflects distributions for the year ended December 31, 2001 and includes distributions declared and paid in 2002 for the quarter ended December 31, 2001.

                                                                                                         Preferred Capital
                                                                         Preferred Shares               Distribution Shares
                                                     Common         --------------------------       ------------------------
                                                     Shares         Series I         Series II       Series I       Series II
                                                    --------        --------         ---------       --------       ---------
Distributions paid on May 11, 2001
to holders of record on April 30, 2001:
      For the three months ended
      March 31, 2001 (1)                            $ 0.4250         $ 10.08           $ 5.00         $ 7.78          $ 1.75

Distributions paid on August 10, 2001
to holders of record on July 30, 2001:
      For the three months ended
      June 30, 2001 (2)                               0.4275           11.70            11.40           8.60            3.95

Distributions paid on November 9, 2001
to holders of record on October 29, 2001:
      For the three months ended
      September 30, 2001                              0.4300           11.70            11.40           8.60            3.95

Distributions paid on February 8, 2002
to holders of record on January 28, 2002:
      For the three months ended
      December 31, 2001                               0.4325           10.50             4.75           8.60            0.50
                                                    --------         -------          -------        -------         -------

Total Distributions                                 $ 1.7150         $ 43.98          $ 32.55        $ 33.58         $ 10.15
                                                    ========         =======          =======        =======         =======


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

February 2001 Common Share Offering

     On February 6, 2001, the Company sold to the public 3.8 million Common Shares at a price of $23.07 per share. Net proceeds on the 3.8 million shares approximated $82.6 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Preferred Share Redemption

     In accordance with the Company's operating agreement, the Preferred Shares and the Preferred CD Shares must be partially redeemed when any bond attributable to the shares is sold, or beginning in the year 2000, when any bond attributable to the shares reaches par value (which includes accrued but unpaid base interest under the original bond terms and accrued but unpaid interest under the then current bond terms) based on receipt of an appraisal securing the bond. The Company must redeem the Preferred Shares and Preferred CD Shares within six months of the occurrence of a redemption event. Four bonds attributable to Series I Preferred Shares and Preferred CD Shares and four bonds attributable to Series II Preferred Shares and Preferred CD Shares reached par value in December 2000. As a result, in June 2001, the Company redeemed approximately 26% and 56% of the Series I and Series II Preferred Shares and Preferred CD Shares, respectively.

NOTE 15 - EARNINGS PER SHARE

     A single presentation of basic earnings per share ("EPS") is presented for Preferred Shares and Preferred CD Shares because there were no potentially dilutive shares outstanding during the periods presented. EPS for Preferred Shares and Preferred CD Shares is calculated by dividing net income allocable to the shares by the weighted-average number of shares outstanding.

     A dual presentation of basic and diluted EPS is presented for Common Shares. Basic EPS is calculated by dividing net income allocable to Common Shares by the weighted-average number of common shares outstanding. The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the Preferred Shares and Preferred CD Shares had been converted to Common Shares. Accordingly, the numerator is adjusted to add back the income allocable to the Preferred Shares and Preferred CD Shares, as well as the Term Growth Shares, which would have been allocated to Common Shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The tables at the end of this note reconcile the numerators and denominators in the basic and diluted EPS calculations for 2001, 2000 and 1999.

     At December 31, 2000 and 1999, options to purchase 12,500 and 25,000 Common Shares, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average price of the Common Shares for the period.

                        Municipal Mortgage & Equity, LLC
                     Reconciliation of Basic and Diluted EPS

                                    For the year ended December 31, 2001    For the year ended December 31, 2000
                                     Income        Shares      Per Share      Income        Shares      Per Share
                                   (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------    -----------  -------------  ---------
(In thousands, except share
 and per share data)

Basic EPS

Income allocable to common shares   $ 23,847     21,204,209      $ 1.12      $ 29,076     17,459,829      $ 1.67
                                                                 ======                                   ======

Effect of Dilutive Securities

Options and deferred shares               --        496,450                        --        408,560

Earnings contingency                      --         69,266                        --         39,216

Convertible preferred shares
   to the extent dilutive                  3         34,261                       309        180,761
                                    --------     ----------                  --------     ----------

Diluted EPS

Income allocable to common shares
   plus assumed conversions         $ 23,850     21,804,186      $ 1.09      $ 29,385     18,088,366      $ 1.62
                                    ========     ==========      ======      ========     ==========      ======


                                   For the year ended December 31, 1999
                                     Income        Shares      Per Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
(In thousands, except share
 and per share data)

Basic EPS

Income allocable to common shares   $ 28,796     16,922,788      $ 1.70
                                                                 ======

Effect of Dilutive Securities

Options and deferred shares               --        262,010

Earnings contingency                      --             --

Convertible preferred shares
   to the extent dilutive                864        555,873
                                    --------     ----------

Diluted EPS

Income allocable to common shares
   plus assumed conversions         $ 29,660     17,740,671      $ 1.67
                                    ========     ==========      ======

NOTE 16 - RELATED PARTY TRANSACTIONS

Pension Fund Advisory Business

     A subsidiary of the Company functions as an investment advisor for several pension funds and profit-sharing trusts. Since 1991, these funds and trusts have provided short-term debt financing to Midland through the Group Trust. The Group Trust was formed by these pension funds in order to facilitate their lending to Midland in accordance with their internal policy requirements. In 2000, these same pension funds established MMER in order to participate as equity investors in a portfolio of income-producing multifamily real estate properties. MMER has also extended working capital lines of credit to Midland in order to increase MMER's return on its capital base pending the investment of those funds in equity real estate.

     The various credit lines established by the Group Trust and MMER are described in detail in Note 11. As of December 31, 2001, these credit lines totaled $200.0 million, and loans outstanding to various subsidiaries of the Company totaled $105.3 million. For the years ended December 31, 2001, 2000 and 1999, the Company recorded interest expense on these borrowing arrangements of $11.3 million, $ 13.0 million, and $11.7 million, respectively.

     The Group Trust and MMER engage in business transactions exclusively with the Company. Three of the five trustees of the Group Trust (Mr. Michael L. Falcone, the Company's President and Chief Operating Officer, Mr. Robert J. Banks, the Company's Vice Chairman, and Mr. Keith J. Gloeckl, the Company's Chief Investment Officer) are officers of the Company. In addition, three of the five trustees of MMER (Messrs. Falcone, Banks and Gloeckl) are Company officers. Consequently, the Group Trust and MMER are deemed to be affiliates of the Company.

     In addition to the liquidity provided by the Group Trust and MMER working capital lines of credit, the Company earns advisory and management fees from them. For the years ended December 31, 2001, 2000, and 1999, respectively, the Company's fees from the Group Trust totaled $2.0 million, $1.0 million and $1.6 million. For the years ended December 31, 2001, the Company's fees from MMER totaled $30,000.

     The Company believes that special purpose entities such as the Group Trust and MMER are attractive investment vehicles for pension funds and other sophisticated institutional investors because they enable those investors to benefit from the Company's specialized real estate experience while permitting them to tailor collateral, reporting and other features of the investment vehicle to their specific interests. Accordingly, the Company intends to continue to market its services to such investors. In addition, the Company and the investors in the Group Trust and MMER may agree to increase or decrease the size, or change the investment purposes, of those investment vehicles from time to time.

The Shelter Group

     Mr. Mark K. Joseph, the Company's Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Development Holdings, Inc. ("Shelter Holdings") which, together with its affiliates (collectively, the "Shelter Group"), engages in real estate development and provides property management services to a wide variety of commercial and residential properties. One of the Shelter Group companies provides property management functions for a number of properties that serve as collateral for the Company's bond investments. Mr. Falcone had an ownership interest in and was board member of this entity until he relinquished these positions in 2000.

     The Shelter Group receives fees pursuant to management contracts for properties which it manages. During 2001, Shelter had 12 property management contracts for properties that collateralize the Company's investments with fees at or below market rates. During 2000, there were 12 affiliated property management contracts for properties that collateralize the Company's investments with fees at or below market rates. During the years ended December 31, 2001, 2000 and 1999, these fees approximated $1.1 million, $1.3 million, and $1.1 million, respectively. Of the 12 property management contracts with the Shelter Group in effect as of December 31, 2001, seven were for properties which had been under the management of the Shelter Group since prior to the formation of the Company, and three were for properties whose prior managers were replaced due to poor performance.

     Consistent with the Company's Amended and Restated Certificate of Formation and Operating Agreement (the "Operating Agreement"), each affiliate property management contract is presented to the independent members of the Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property.

     Mr. Joseph has agreed to abstain from any involvement, as a partner in the Shelter Group, in the structuring or review of any contracts or transactions between the Shelter Group and the Company. He has likewise agreed to recuse himself from review or involvement, as an officer or director of the Company, in contracts and transactions involving the Shelter Group. The Company's Board of Directors has approved all contracts and transactions involving the Shelter Group and conducts an annual review of all property management contracts between the Shelter Group and any properties that collateralize the Company's investments.

Management of Defaulted Assets

     In certain circumstances involving the Company's tax-exempt bonds, borrowers have defaulted on their debt obligations to the Company. In such circumstances the Company has, after evaluating its options, chosen not to foreclose on the property. Instead, the Company has negotiated the transfer of a property's deed in lieu of foreclosure to, or replaced the general partner of a property with, an entity affiliated with the Company. The Company has done so in order to preserve the original tax-exempt bond obligations and its participation in cash flow from the property, consistent with its overall goal of providing tax-exempt income to its shareholders.

     Following the transfer of the property's deed to an affiliated entity, that entity controls the collateral for certain investments held by the Company. These affiliated entities are controlled by or managed by certain officers of the Company. The following table outlines these affiliate relationships at December 31, 2001:

                                        Number of Properties Owned     Carrying Value of Company's
Affiliate Entity                         (directly or indirectly)    Investment at December 31, 2001
----------------                         ------------------------    -------------------------------
SCA Successor, Inc. (1)                              4                        $ 43,540,000
SCA Successor II, Inc. (1)                          11                          54,958,000
MMA Affordable Housing Corporation (2)               2                          45,649,000
MuniMae Foundation, Inc (3) /
MMA Successor I, Inc. (1)                            3                          23,872,000
                                                    --                          ----------
Total                                               20                        $168,019,000
                                                    ==                        ============

(1) These corporations are general partners of the operating partnerships whose property collateralizes the Company's investments. Mr. Joseph controls the general partners of these operating partnerships and Mr. Falcone serves as director in three such general partners. Ms. Angela A. Barone, the Company's Vice President of Finance and Budgeting, serves as an officer in one such general partner.
(2) MMA Affordable Housing Corporation ("MMAHC") is a 501(c)(3) non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the Chairman and one of five directors of the MMAHC. Mr. Falcone, Mr. Gary A. Mentesana, the Company's Chief Capital Officer, and Mr. Earl W. Cole, III, Senior Vice President of the Company, are also officers and directors of MMAHC.
(3) MuniMae Foundation Inc., is a private non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the President and one of four directors of the MuniMae Foundation. Mr. Falcone and Mr. Mentesana are the other directors of the MuniMae Foundation.

     None of the officers of the Company who serve as directors or officers of the affiliated entities listed above is compensated for his services as officer or director thereof or derives any other economic benefit from those entities except for Mr. Joseph, who controls the general partner of SCA Successor I, Inc., SCA Successor II, Inc. and MMA Successor I, Inc.

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

Other Relationships

     The Company leases office space from an affiliate. Mr. Joseph and a member of the Company's Board of Directors have ownership interests in the partnership that leases the office space to the Company. For the years ended December 31, 2001, 2000 and 1999, the Company paid $208,000, $178,000 and $178,000, respectively, in rental lease payments under the lease agreement.

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

     In 2000 and 2001, prior to his employment with the Company, Mr. William S. Harrison, Senior Vice President and Chief Financial Officer of the Company, provided consulting services to the Company through a corporation wholly owned by Mr. Harrison. The Company paid approximately $31,000 and $79,000 in 2001 and 2000, respectively, for these services.

     A member of the Company's Board of Directors is the managing general partner of the law firm of Gallagher, Evelius and Jones LLP ("GEJ"), which provides corporate and real estate legal services to the Company. For the year ended December 31, 2001, $1.6 million in legal fees to GEJ was generated by transactions structured by the Company of which $1.0 million was directly incurred by the Company. The total amount of $1.6 million represented 12.6% of GEJ's total revenues for 2001.

     An affiliate of Merrill Lynch owns 1,250 Term Growth Shares of the Company. The Company may from time to time enter into various investment banking, financial advisory and other commercial services with Merrill Lynch for which Merrill Lynch receives and will receive customary compensation. The Company also enters into various RITES(SM) and interest rate swap transactions with Merrill Lynch on terms generally available in the marketplace.

     The Company is the general partner in various partnerships that provide low-income tax credits for investors. The Company sells the limited partner interests in these partnerships to third party investors. In addition, the Company may provide certain performance guarantees on the underlying properties owned by the partnerships. The Company receives management fees from these partnerships. For the year ended December 31, 2001, 2000, and 1999, the Company earned $2.4 million, $1.9 million and $1.4 million in management fees, respectively.

     For the year ended December 31, 2001, the Company made a $600,000 charitable contribution to the MMA Affordable Housing Corporation discussed above.

NOTE 17 - NON-EMPLOYEE DIRECTORS' SHARE PLAN AND EMPLOYEE INCENTIVE PLANS

Non-Employee Directors' Share Plans

     At December 31, 2001, the total number of shares authorized to be granted under the non-employee directors' share plans was 250,000 shares. The non-employee directors' plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the directors' plans, an option to purchase 7,000 Common Shares is granted to each director when first elected or appointed to the Board of Directors and an option to purchase 5,000 common shares on the date of each annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Common Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. At December 31, 2001, 107,500 options were outstanding under the directors' plans with exercise prices of $14.875 to $23.51. The weighted average remaining contractual life for these outstanding options was 7.7 years at December 31, 2001. The following table summarizes the activity relating to options issued under the directors' plans for the years ended December 31, 2001, 2000 and 1999:

Non-Employee Directors' Share Plans
                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                   --------     ----------------

Options outstanding at December 31, 1998             37,000         $ 17.81

Granted                                              15,000           19.58
Exercised                                            (4,500)          15.95
Expired                                                  --              --
                                                   --------         -------

Options outstanding at December 31, 1999             47,500           18.47

Granted                                              30,000           19.75
Exercised                                                --              --
Expired                                                  --              --
                                                   --------         -------

Options outstanding at December 31, 2000             77,500         $ 19.03

Granted                                              30,000           23.51
Exercised                                                --              --
Expired                                                  --              --
                                                   --------         -------

Options outstanding at December 31, 2001            107,500         $ 20.28
                                                   ========         =======

Options exercisable at:
     December 31, 1999                               32,500          $16.07
     December 31, 2000                               47,500           18.58
     December 31, 2001                               77,500           19.03

     The directors' plans also entitle each director to elect to receive payment of director's fees in the form of Common Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable are credited to the account of the director, and future distributions payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Common Shares on the record date of the distribution payment. As of December 31, 2001, 5,061 Common Shares and 22,254 deferred shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 2001, there were 110,185 shares available under the directors' plans.

Share Incentive Plans

     At December 31, 2001, 2,622,033 shares were authorized to be issued under the share incentive plans. The Company's share incentive plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company's performance and to promote ownership of a greater proprietary interest in the Company. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the plans. As of December 31, 2001, there were 991,655 shares available under the plans.

Common Share Options

     The exercise price of Common Share options granted under the plans is equal to 100% of the fair market value of the Common Shares on the date of grant. The options vest over three years. In the event of a change in control of the Company (as defined in the plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2001, 996,970 options were outstanding under the plans with exercise prices of $16.875 to $22.55. The weighted average remaining contractual life for these outstanding options was 6.9 years at December 31, 2001. The following table summarizes the activity relating to options issued under the plans for the years ended December 31, 2001, 2000 and 1999:

Employee Share Incentive Plans
                                                   Number of    Weighted Average
                                                     Shares      Exercise Price
                                                  ----------    ----------------

Options outstanding at December 31, 1997            677,470         $ 16.99

Granted                                             122,500           18.43
Exercised                                           (16,666)          16.88
Expired/Forfeited                                   (74,000)          16.99
                                                  ---------         -------

Options outstanding at December 31, 1998            709,304           17.24

Granted                                                  --              --
Exercised                                                --              --
Expired/Forfeited                                        --              --
                                                  ---------         -------

Options outstanding at December 31, 1999            709,304           17.24

Granted                                             420,000           18.75
Exercised                                           (52,034)          17.20
Expired/Forfeited                                    (5,000)          19.00
                                                  ---------         -------

Options outstanding at December 31, 2000          1,072,270         $ 17.82

Granted                                              75,000           22.35
Exercised                                          (147,800)          17.28
Expired/Forfeited                                    (2,500)          17.38
                                                  ---------         -------

Options outstanding at December 31, 2001            996,970         $ 18.25
                                                  =========         =======

Options exercisable at:
     December 31, 1999                              401,814       $   17.14
     December 31, 2000                              615,103           17.16
     December 31, 2001                              637,970           17.68


Common Share Appreciation Rights

     On November 11, 1997, 3,000 Common Share appreciation rights ("SARs") were awarded to certain employees under the plans. The exercise price of the SARs was equal to 100% of the fair market value of the Common Shares ($19 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from the date of grant. In the event of a change in control of the Company (as defined in the plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 2001, 3,000 SARs had vested.

Deferred Shares

     The Company granted 63,050, 93,500, and 78,000 deferred share awards with a total fair value of $1.4 million, $1.8 million, and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The deferred shares vest over three to ten years, as outlined in the individual award agreements. The deferred share awards also provide for accelerations of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 2001, 191,148 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period. For the years ended December 31, 2001, 2000 and 1999, the Company recognized compensation expense of $1.4 million, $1.1 million and $0.9 million, respectively, relating to the deferred shares.

Compensation Expense

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," in accounting for both the non-employee director plan and the employee share incentive plan. Accordingly, no compensation expense has been recognized for the options issued under either plan during 2001, 2000 or 1999. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair market value on the date of grant for awards under those plans. Accordingly, the Company estimated the grant-date fair value of each option awarded in 2001, 2000 and 1999 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 6.8%, 7.5% and 8.7% for 2001, 2000 and 1999, respectively, expected volatility of 19%, 19% and 16% for 2001, 2000 and 1999, respectively, risk-free interest rate of 5%, 5% and 6% for 2001, 2000 and 1999, respectively, and expected lives of 7.5 years. Had 2001, 2000 and 1999 compensation expense been determined including the weighted-average estimate of the fair value of each option granted of $2.67, $2.72 and $0.77, respectively, the Company's net income allocable to Common Shares would be reduced to a pro forma amount of $23.6 million, $27.9 million and $28.8 million, respectively. Pro forma basic and diluted earnings per Common Share would be $1.11 and $1.08, respectively for 2001, $1.60 and $1.56, respectively for 2000 and $1.70 and $1.67, respectively, for 1999.

NOTE 18 - MUNIMAE COMPENSATION TRUST

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

     For financial reporting purposes, MuniMae Compensation Trust is consolidated with the Company. The Common Shares held by the MuniMae Compensation Trust are included in the Treasury Shares. All distributions between the Company and the MuniMae Compensation Trust are eliminated. The MuniMae Compensation Trust did not purchase any Common Shares during 2001.

In 2001, 1,509 Common Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans (see
Note 17). During 2000, the MuniMae Compensation Trust purchased 9,042 Common Shares at an average price of $21.09. In 2000, 94,279 Common Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans. During 1999, the MuniMae Compensation Trust purchased 30,000 Common Shares at an average price of $19.37. In 1999, 37,756 Common Shares were issued to employees and directors in accordance with award agreements granted under the Company's share plans.

NOTE 19 - SERVICING PORTFOLIO

Trust and Escrow Funds

     The Company maintains certain escrow accounts and trust accounts related to principal and interest payments and to escrow funds received but not yet remitted to investors or others on loans serviced by the Company. These accounts are segregated into special accounts and are excluded from the Company's assets and liabilities.

Loans and Bonds Serviced

     The Company serviced loans and bonds totaling $2.2 billion, $1.9 billion and $1.6 billion in outstanding principal at December 31, 2001, 2000 and 1999, respectively. The fees earned by the Company for servicing these loans are based on a percentage of the unpaid principal balance of the loans. These loans include approximately $584.6 million and $403.9 million in loans where the Company has a risk-sharing agreement with certain lenders at December 31, 2001 and 2000, respectively. Under the risk-sharing agreement, the Company is responsible for up to 20% of the loan loss on all the loans covered by the agreement. The Company monitors the loans in the servicing portfolio for potential losses. If the Company determines a loss is probable and can be reasonably estimated, a loss reserve is recorded through a charge to the income statement. At December 31, 2001 and 2000, management determined that no allowance for possible loan losses on the servicing portfolio was necessary. The Company will continue to evaluate the need for allowance for loan losses in the future as circumstances dictate.


NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are included in the table at the end of this note.

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

Municipal Mortgage & Equity, LLC
Summary of Fair Values

(in thousands)                                      December 31, 2001           December 31, 2000
                                                 ----------------------    -------------------------
                                                 Carrying                   Carrying
                                                  Amount     Fair Value      Amount       Fair Value
                                                 --------    ----------    ---------      ----------
Assets:
Cash and cash equivalents                        $ 97,373     $ 97,373     $  27,504      $  27,504
Investment in tax-exempt bonds, net               616,460      616,460       500,190        500,190
Investment in other bond related investments       13,295       13,295        13,452         13,452
Loans receivable - fixed                          417,281      415,943        95,493         92,032
Loans receivable - adjustable                      22,750       22,750       253,798        253,798
Other investments                                   5,488        5,488         5,531          5,531
Restricted assets                                  16,710       16,710        25,212         25,212
Mortgage servicing rights                           9,161        9,161         6,876          6,876

Liabilities:
------------
Notes payable - fixed                             320,720      321,857        75,295         74,848
Notes payable - adjustable                         99,343       99,343       253,864        253,864
Investment in other bond related investments        7,979        7,979         5,702          5,702

Derivative Financial Instruments:
---------------------------------
Commitments to extend credit                           --      138,054            --        176,804
Put options written                                    --           --            --             --
Interest rate swaps                                15,734       15,734       (10,438)       (10,438)
Total return swaps                                     --           --        (1,839)        (1,839)

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

     The revenues associated with the investing segment consist primarily of interest earned on tax-exempt bonds, other bond related investments and certain short-term taxable loans and investments. The revenues associated with the operating segment consist primarily of loan servicing and loan origination fees for the Company's own portfolio and for portfolios of third parties, syndication and brokerage fees associated with tax credit syndications, taxable interest and fees earned on construction lending activities and other fee income associated with highly leveraged transactions such as put options. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately. The majority of the income generated by the operating segment was acquired as a unit and the management of such unit was retained.

                        Municipal Mortgage & Equity, LLC
     Segment Reporting for the years ended December 31, 2001, 2000, and 1999
                                 (in thousands)

                                                                                                2001
                                                                       ----------------------------------------------------
                                                                                                                   Total
                                                                       Investing      Operating  Adjustments   Consolidated
                                                                       ---------      ---------  -----------   ------------
INCOME:
Interest on tax-exempt bonds and
    other bond related investments                                      $ 50,732       $ 2,711      $  --       $  53,443
Interest on loans                                                          2,798        30,542         --          33,340
Loan origination and brokerage fees                                           --         6,412       (820)(1)       5,592
Syndication fees                                                              --         7,036         --           7,036
Loan servicing fees                                                           --         6,982         --           6,982
Interest on short-term investments                                         2,045         1,036         --           3,081
Other income                                                                  --         8,067         --           8,067
Net gain on sales                                                          2,339         5,883         --           8,222
                                                                        --------       -------      -----       ---------
    Total income                                                          57,914        68,669       (820)        125,763
                                                                        --------       -------      -----       ---------
EXPENSES:
Salaries and benefits                                                      1,996        19,385         --          21,381
Professional Fees                                                          1,094         3,092         --           4,186
Operating expenses                                                           831         7,011         --           7,842
Goodwill and other intangibles amortization                                   --         2,509         --           2,509
Interest expense                                                           6,053        24,643         --          30,696
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond related investments                       --         3,256         --           3,256
                                                                        --------       -------      -----       ---------
    Total expenses                                                         9,974        59,896         --          69,870
                                                                        --------       -------      -----       ---------
Net holding losses on trading securities                                  (5,572)           --         --          (5,572)
Net income before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change                                42,368         8,773       (820)         50,321
Income taxes                                                                  --         1,383         --           1,383
                                                                        --------       -------      -----       ---------
Net income before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change                                           42,368         7,390       (820)         48,938
Income allocable to preferred shareholders in a subsidiary company        10,779            --         --          10,779
                                                                        --------       -------      -----       ---------
Net income before cumulative effect of accounting
    change                                                                31,589         7,390       (820)         38,159
Cumulative effect on prior year changes in accounting for
    derivative financial instruments                                     (12,277)           --         --         (12,277)
                                                                        --------       -------      -----       ---------
Net income                                                              $ 19,312       $ 7,390      $(820)      $  25,882
                                                                        ========       =======      =====       =========


                                                                                                2000
                                                                       ----------------------------------------------------
                                                                                                                   Total
                                                                       Investing      Operating  Adjustments   Consolidated
                                                                       ---------      ---------  -----------   ------------
INCOME:
Interest on tax-exempt bonds and
    other bond related investments                                       $41,316       $ 1,761     $    --       $ 43,077
Interest on loans                                                          1,451        30,306          --         31,757
Loan origination and brokerage fees                                           --         5,303      (1,545)(1)      3,758
Syndication fees                                                              --         4,918          --          4,918
Loan servicing fees                                                           --         5,621          --          5,621
Interest on short-term investments                                         3,106         1,285          --          4,391
Other income                                                                  --         5,209          --          5,209
Net gain on sales                                                            191         1,930          --          2,121
                                                                         -------       -------     -------       --------
    Total income                                                          46,064        56,333      (1,545)       100,852
                                                                         -------       -------     -------       --------
EXPENSES:
Salaries and benefits                                                      1,533        13,767          --         15,300
Professional Fees                                                            820         2,657          --          3,477
Operating expenses                                                           997         4,975          --          5,972
Goodwill and other intangibles amortization                                   --         1,887          --          1,887
Interest expense                                                           4,095        27,057          --         31,152
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond related investments                    1,008            --          --          1,008
                                                                         -------       -------     -------       --------
    Total expenses                                                         8,453        50,343          --         58,796
                                                                         -------       -------     -------       --------
Net holding losses on trading securities                                      --            --          --             --
Net income before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change                                37,611         5,990      (1,545)        42,056
Income taxes                                                                  --         2,006          --          2,006
                                                                         -------       -------     -------       --------
Net income before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change                                           37,611         3,984      (1,545)        40,050
Income allocable to preferred shareholders in a subsidiary company         8,475            --          --          8,475
                                                                         -------       -------     -------       --------
Net income before cumulative effect of accounting
    change                                                                29,136         3,984      (1,545)        31,575
Cumulative effect on prior year changes in accounting for
    derivative financial instruments                                          --            --          --             --
                                                                         -------       -------     -------       --------
Net income                                                               $29,136       $ 3,984     $(1,545)      $ 31,575
                                                                         =======       =======     =======       ========


                                                                                                1999
                                                                       ----------------------------------------------------
                                                                                                                   Total
                                                                       Investing      Operating  Adjustments   Consolidated
                                                                       ---------      ---------  -----------   ------------
INCOME:
Interest on tax-exempt bonds and
    other bond related investments                                       $35,281       $   154      $  --         $35,435
Interest on loans                                                          1,901         4,642         --           6,543
Loan origination and brokerage fees                                          763         1,238       (421)(1)       1,580
Syndication fees                                                              --         2,345         --           2,345
Loan servicing fees                                                          794           965         --           1,759
Interest on short-term investments                                         1,649           199         --           1,848
Other income                                                                 505           851         --           1,356
Net gain on sales                                                          2,680            --         --           2,680
                                                                         -------       -------      -----         -------
    Total income                                                          43,573        10,394       (421)         53,546
                                                                         -------       -------      -----         -------
EXPENSES:
Salaries and benefits                                                      3,646         3,100         --           6,746
Professional Fees                                                          1,285           413         --           1,698
Operating expenses                                                           661           710         --           1,371
Goodwill and other intangibles amortization                                   --           297         --             297
Interest expense                                                           2,591         4,074         --           6,665
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond related investments                    1,120            --         --           1,120
                                                                         -------       -------      -----         -------
    Total expenses                                                         9,303         8,594         --          17,897
                                                                         -------       -------      -----         -------
Net holding losses on trading securities
Net income before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change                                34,270         1,800       (421)         35,649
Income taxes                                                                  --           703         --             703
                                                                         -------       -------      -----         -------
Net income before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change                                           34,270         1,097       (421)         34,946
Income allocable to preferred shareholders in a subsidiary compan          3,433            --         --           3,433
                                                                         -------       -------      -----         -------
Net income before cumulative effect of accounting
    change                                                                30,837         1,097       (421)         31,513
Cumulative effect on prior year changes in accounting for
    derivative financial instruments                                          --            --         --              --
                                                                         -------       -------      -----         -------
Net income                                                               $30,837       $ 1,097      $(421)        $31,513
                                                                         =======       =======      =====         =======

Notes:
(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.
(2) The Operating segments represents activity from October 1, 1999 through December 31, 1999 as segment reporting was adopted in the fourth quarter of 1999.

NOTE 22 - SUBSEQUENT EVENTS

February 2002 Common Share Offering

     On February 8, 2002, the Company sold to the public 3.0 million Common Shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 Common Shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters exercised their option to purchase 300,000 Common Shares generating net proceeds of approximately $7.1 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Preferred Share Redemption

     In accordance with the Company's Operating Agreement, the Preferred Shares and the Preferred CD Shares must be partially redeemed when any bond attributable to the shares is sold or repaid or, beginning in the year 2000, when any bond attributable to the shares reaches par value based on receipt of an appraisal securing the bond. The Company must redeem the Preferred Shares and Preferred CD Shares within six months of the occurrence of a redemption event.

     In addition to the bonds that reached par value in December 2000 (discussed in Note 14), the remaining bonds attributable to the shares were either paid off, sold and/or reached par value during the last four months of 2001 and in January 2002. As a result, in March 2002, the Company redeemed the remaining Series I and Series II Preferred Shares and Preferred CD Shares at an aggregate cost of approximately $19.3 million. The Operating Agreement also requires that the Term Growth shares be redeemed after the last Preferred Share is redeemed. As a result, the Term Growth shares, which had no residual value were redeemed in 2002.

NOTE 23 - QUARTERLY RESULTS (unaudited)

(in thousands, except per share data)

                                                 1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                 -----------      -----------      -----------      -----------
Year ended December 31, 2001:
Total income                                    $   29,268        $   30,374       $   32,289       $   33,832
Net income (loss)                                   (8,565)           12,326            7,119           15,002

Net income (loss) per share:
Preferred shares:
  Series I                                           11.00             13.21            23.19            10.99
  Series II                                           6.28              8.34             0.04             4.59

Preferred capital distribution shares:
  Series I                                            9.10              9.27            22.91             9.75
  Series II                                           3.50              0.82             2.10            (0.21)

Common shares:
  Basic                                              (0.45)             0.55             0.30             0.67
  Diluted                                            (0.44)             0.54             0.29             0.65

Common share Market Price Data:
High                                                 24.31             23.50            25.25            25.80
Low                                                  21.75             22.09            22.96            23.10

Year ended December 31, 2000:
Total income                                    $   21,245        $   21,959       $   25,872       $   31,776
Net income                                           7,617             7,035            7,773            9,150

Net income per share:
Preferred shares:
  Series I                                           14.94             13.65            12.97            14.69
  Series II                                          12.80             11.61            10.68            30.22

Preferred capital distribution shares:
  Series I                                           11.54             10.50             9.78            11.52
  Series II                                           8.31              6.67             6.12            25.63

Common shares:
  Basic                                               0.40              0.37             0.41             0.49
  Diluted                                             0.40              0.36             0.40             0.46

Common share Market Price Data:
High                                                 20.00             20.63            21.88            23.50
Low                                                  18.19             18.88            20.13            20.25

                                INDEX TO EXHIBITS

Exhibit
Number            Document
------            --------
 21               Subsidiaries of the Registrant

 23               Consent of PricewaterhouseCoopers LLP