Form 10-Q
period 2002-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2002-05-14
CIK 1003201

G:\ACCOUNT\10-Q\2002\1ST QUARTER\10Q1Q2002DOCUMENTA-UNBLACKLINED.DOC

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002
                                                 --------------

                        Commission file number: 001-11981
                                                ---------


                        MUNICIPAL MORTGAGE & EQUITY, LLC
               --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                          52-1449733
             ------------                     ------------------
       (State of Organization)        (I.R.S. Employer Identification No.)


         218 North Charles Street, Suite 500, Baltimore, Maryland 21201
         --------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


        Registrant's Telephone Number, Including Area Code:(443) 263-2900
                                                           --------------

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

The registrant had 25,227,296 common shares outstanding as of May 8, 2002.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-Q



Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                           2

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     26

Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           27


Item 6.   Exhibits and Reports on Form 8-K                              27


                                               MUNICIPAL MORTGAGE & EQUITY, LLC
                                                  CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share data)


                                                                                        (Unaudited)
                                                                                      March 31, 2002     December 31, 2001
                                                                                      ----------------  --------------------
ASSETS
Cash and cash equivalents                                                                 $    75,775           $    97,373
Interest receivable                                                                            15,189                15,859
Investment in tax-exempt bonds, net (Note 2)                                                  641,920               616,460
Investment in other bond-related investments (Notes 3 and 4)                                    9,020                13,295
Investment in derivative financial instruments (Note 5)                                         2,452                 2,912
Loans receivable, net (Note 6)                                                                381,998               440,031
Restricted assets                                                                              14,545                16,710
Other assets                                                                                   47,156                45,749
Mortgage servicing rights, net                                                                 10,013                 9,161
Property and equipment                                                                          2,712                 2,721
Goodwill                                                                                       29,005                29,005
                                                                                      ----------------  --------------------
Total assets                                                                              $ 1,229,785           $ 1,289,276
                                                                                      ================  ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 7)                                                                    $   333,757           $   420,063
Accounts payable, accrued expenses and other liabilities                                       23,638                29,014
Investment in other bond-related investments (Notes 3 and 4)                                    5,630                 7,979
Investment in derivative financial instruments (Note 5)                                        15,074                18,646
Distributions payable                                                                           3,147                 2,960
Short-term debt                                                                                53,500                78,560
Long-term debt                                                                                138,370               134,881
                                                                                      ----------------  --------------------
Total liabilities                                                                             573,116               692,103
                                                                                      ----------------  --------------------
Commitments and contingencies                                                                       -                     -

Preferred shareholders' equity in a subsidiary company (Note 8)                               160,465               160,465

Shareholders' equity:
Preferred shares:
    Series I (0 and 10,995 shares issued and outstanding, respectively)                             -                 6,914
    Series II (0 and 3,176 shares issued and outstanding, respectively)                             -                 2,326
Preferred capital distribution shares:
    Series I (0 and 5,742 shares issued and outstanding, respectively)                              -                 2,552
    Series II (0 and 1,391 shares issued and outstanding, respectively)                             -                   411
Term growth shares (0 and 2,000 shares issued and outstanding, respectively)                        -                   229
Common shares, par value $0, (27,894,597 shares authorized, 25,249,462 shares issued and outstanding, and 23,320 deferred shares at March 31, 2002 and 24,594,597 authorized, 21,857,312 shares issued and outstanding, and 22,254 deferred
    shares at December 31, 2001)                                                              484,133               406,733
Less common shares held in treasury at cost (59,330 shares and
    59,330 shares, respectively)                                                                 (912)                 (912)
Less unearned compensation (deferred shares)                                                   (4,527)               (4,145)
Accumulated other comprehensive income                                                         17,510                22,600
                                                                                      ----------------  --------------------
Total shareholders' equity                                                                    496,204               436,708
                                                                                      ----------------  --------------------
Total liabilities and shareholders' equity                                                $ 1,229,785           $ 1,289,276
                                                                                      ================  ====================
The accompanying notes are an integral part of these financial statements.






                                       MUNICIPAL MORTGAGE & EQUITY, LLC
                                      CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except share and per share data)
                                                 (unaudited)

                                                                                  For the three months ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                       2002             2001
                                                                                  ------------- ---------------
INCOME:
Interest on tax-exempt bonds and other bond-related investments                      $ 15,593         $ 11,770
Interest on loans                                                                       7,999            8,181
Loan origination and brokerage fees                                                       822              940
Syndication fees                                                                        1,885            1,124
Loan servicing fees                                                                     1,908            1,632
Interest on short-term investments                                                        487            1,002
Other income                                                                            1,689            4,813
Net gain on sales                                                                       2,166              166
                                                                                  ------------- ---------------
Total income                                                                           32,549           29,628
                                                                                  ------------- ---------------
EXPENSES:
Salaries and benefits                                                                   4,827            4,445
Professional fees                                                                         172              691
Operating expenses                                                                      2,191            1,531
Amortization                                                                              318              693
Interest expense                                                                        8,972            7,826
Other-than-temporary impairments related to investments in mortgage
      revenue bonds and other bond-related investments                                    110            3,256
                                                                                  ------------  ---------------
Total expenses                                                                         16,590           18,442
Net holding gains (losses) on trading securities                                        3,112           (4,865)
                                                                                  ------------  ---------------
Net income before income taxes, income allocated to
      preferred shareholders in a subsidiary company,
      and cumulative effect of accounting change                                       19,071            6,321
Income tax expense                                                                      1,031                3
                                                                                  ------------  ---------------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
      accounting change                                                                18,040            6,318
Income allocable to preferred shareholders in a subsidiary company                      2,994            2,606
                                                                                  ------------  ---------------
Net income before cumulative effect of accounting change                               15,046            3,712
Cumulative effect on prior years of change in
      accounting for derivative financial instruments                                       -          (12,277)
                                                                                 -------------  ---------------
Net income (loss)                                                                    $ 15,046         $ (8,565)
                                                                                 =============  ===============
The accompanying notes are an integral part of these financial statements.




Net income (loss) allocated to:
      Preferred shares:
         Series I                                                                 $         -      $       164
                                                                                ==============    ==============
         Series II                                                                          -               45
                                                                                ==============    ==============
      Preferred capital distribution shares:
         Series I                                                                 $         -      $        71
                                                                                ==============    ==============
         Series II                                                                          -               11
                                                                                ==============    ==============
      Term growth shares                                                          $       153      $       208
                                                                                ==============    ==============
      Common shares                                                               $    14,893      $    (9,064)
                                                                                ==============    ==============
Basic net income (loss) per share:
      Preferred shares:
         Series I                                                                 $         -      $     11.00
                                                                                ==============    ==============
         Series II                                                                          -             6.28
                                                                                ==============    ==============
      Preferred capital distribution shares:
         Series I                                                                 $         -      $      9.10
                                                                                ==============   ===============
         Series II                                                                          -             3.50
                                                                                ==============   ===============
      Common shares:

      Income before cumulative effect of accounting change                        $      0.63      $      0.16
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                                    -            (0.61)
                                                                                --------------   ---------------
      Basic net income (loss) per common share                                    $      0.63      $     (0.45)
                                                                                ==============   ===============
      Weighted average common shares outstanding                                   23,584,635       19,970,707

Diluted net income (loss) per share:
      Common shares:
      Income before cumulative effect of accounting change                        $      0.62      $      0.16
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                                    -            (0.60)
                                                                                --------------   ---------------
      Diluted net income (loss) per common share                                  $      0.62      $     (0.44)
                                                                                ==============   ===============
      Weighted average common shares outstanding                                   24,200,030       20,432,300


The accompanying notes are an integral part of these financial statements.



                                       MUNICIPAL MORTGAGE & EQUITY, LLC
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (In thousands) (unaudited)
                                                                                 For the three months ended
                                                                                         March 31,
                                                                                 ---------------------------
                                                                                    2002             2001
                                                                                 -----------   -------------
Net income (loss)                                                                 $ 15,046         $ (8,565)
                                                                                  -----------   ------------
Other comprehensive income (loss):

  Unrealized gains (losses) on investments:

    Unrealized holding gains (losses) arising during the period                     (4,134)           3,762

    Reclassification adjustment for (gains) losses
       included in net income                                                         (956)          12,227
                                                                                 -----------   -------------
Other comprehensive income (loss)                                                   (5,090)          15,989
                                                                                 -----------   -------------
Comprehensive income                                                              $  9,956         $  7,424
                                                                                 ===========   =============
The accompanying notes are an integral part of these financial statements.



                                          MUNICIPAL MORTGAGE & EQUITY, LLC
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands) (unaudited)

                                                                                             For the three months ended
                                                                                                     March 31,
                                                                                            -----------------------------
                                                                                                2002             2001
                                                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                               $ 15,046        $ (8,565)
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company                             2,994           2,606
    Cumulative effect of accounting change                                                            -          12,277
    Net holding (gains) losses on trading securities                                              (3,112)          4,865
    Other-than-temporary impairments related to investments in
      mortgage revenue bonds                                                                         110           3,256
    Net gain on sales                                                                             (2,166)           (166)
    Net amortization of premiums, discounts and fees on investments                                   18             85
    Depreciation and amortization                                                                    459             743
    Tax benefit from deferred share benefit                                                          171               -
    Deferred share compensation expense                                                              448             359
    Common and deferred shares issued under the Non-Employee Directors' Share Plans                   45               -
    Decrease in interest receivable                                                                  670           1,340
    Increase in other assets                                                                      (1,441)         (5,616)
    Decrease in accounts payable, accrued expenses and other liabilities                          (5,376)         (2,553)
                                                                                            --------------  -------------
Net cash provided by operating activities                                                          7,866           8,631
                                                                                            --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and other bond related investments                                 (32,156)        (22,536)
Loan originations                                                                                (85,870)       (101,015)
Purchases of property and equipment                                                                 (132)           (426)
Principal payments received                                                                      144,158          63,886
Net proceeds from sales of investments                                                             4,179           5,000
Net (reduction) investment in restricted assets                                                    2,165         (14,560)
                                                                                            --------------  -------------
Net cash provided by (used in) investing activities                                               32,344         (69,651)
                                                                                            --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                                101,296         171,759
Repayment of credit facilities                                                                  (187,602)       (177,130)
Proceeds from short-term debt                                                                      3,905               -
Repayment of short-term debt                                                                     (28,965)              -
Proceeds from long-term debt                                                                       3,538           4,251
Repayment of long-term debt                                                                          (49)           (142)
Issuance of common shares                                                                         77,547          82,645
Redemption of preferred shares                                                                   (19,298)              -
Proceeds from stock options exercised                                                                611              70
Distributions                                                                                     (9,831)         (9,349)
Distributions to preferred shares in a subsidiary company                                         (2,960)         (2,606)
                                                                                            --------------  -------------
Net cash (used in) provided by financing activities                                              (61,808)         69,498
                                                                                            --------------  -------------
Net increase(decrease) in cash and cash equivalents                                             (21,598)          8,478
Cash and cash equivalents at beginning of period                                                 97,373          27,504
                                                                                            --------------  -------------
Cash and cash equivalents at end of period                                                     $ 75,775        $ 35,982
                                                                                            =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                    $ 8,608         $ 9,349
                                                                                            =============   =============
Income taxes paid                                                                                  $ 220           $ 551
                                                                                            =============   =============
The accompanying notes are an integral part of these financial statements.




                                               Preferred Capital                                             Accumulated
                          Preferred Shares    Distribution Shares   Term                                         Other
                        -------------------- --------------------  Growth     Common   Treasury  Unearned    Comprehensive
                        Series I  Series II  Series I  Series II  Shares     Shares    Shares  Compensation  Income (Loss)   Total
                        --------- --------- --------- ---------- -------- ----------- -------- ------------ -------------- --------
Balance,
 January 1, 2002         $ 6,914  $ 2,326   $ 2,552   $   411   $   229  $   406,733 $  (912)    $ (4,145)      $ 22,600  $436,708
Net income                     -        -         -         -       153       14,893       -            -              -    15,046
Unrealized gains on
 investments,net
 of reclassifications          -        -         -         -         -            -       -            -         (5,090)   (5,090)
Distributions               (115)     (15)      (49)       (1)     (382)      (9,422)      -            -              -    (9,984)
Redemption of
 preferred shares         (6,799)  (2,311)   (2,503)     (410)        -       (7,275)      -            -              -   (19,298)
Options exercised              -        -         -         -         -          611       -            -              -       611
Issuance of common
 shares                        -        -         -         -         -       77,555       -            -              -    77,555
Deferred shares issued
 under the Non-Employee
 Directors' Share Plans        -        -         -         -         -           37       -            -              -        37
Deferred share grants          -        -         -         -         -          830       -         (382)             -       448
Tax benefit from
 exercise of options
 and vesting  of
 deferred shares               -        -         -         -         -          171       -            -              -       171
                        --------- --------- --------- ---------- -------- ----------- -------- ------------ -------------- --------
                         $     -  $     -   $     -   $     -   $     -  $   484,133 $  (912)    $ (4,527)      $ 17,510  $496,204
                        ========= ========= ========= ========== ======== =========== ======== ============ ============== ========

                                               Preferred Capital
                          Preferred Shares    Distribution Shares  Term
                        -------------------- -------------------- Growth     Common    Treasury
                        Series I  Series II  Series I  Series II  Shares     Shares     Shares
                        --------- --------- --------- ---------- -------- ----------- --------
                          10,995    3,176     5,742     1,391     2,000   21,820,236  59,330
Redemption of preferred
 shares                  (10,995)  (3,176)   (5,742)   (1,391)   (2,000)           -       -
Options exercised              -        -         -         -         -       32,500       -
Issuance of common
 shares                        -        -         -         -         -    3,300,188       -
Issuance of common
 shares under employee
 share  incentive plans        -        -         -         -         -       59,462       -
Deferred shares issued
 under the Non-Employee
 Directors' Share Plans        -        -         -         -         -        1,066       -
                        --------- --------- --------- ---------- -------- ----------- --------
                               -        -         -         -         -   25,213,452  59,330
                        ========= ========== ========= ========== ======= =========== ========


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Company's 2001 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the year ended December 31, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. Application of the nonamortization provision is expected to result in additional net income of $1.6 million for the year ended December 31, 2002. All goodwill will be tested for impairment in accordance with the provisions of the FAS 142 prior to June 30, 2002.

     FAS 142 requires that goodwill be tested for impairment using a two-step process. Step one is to identify potential impairment. MuniMae will complete this step in the first half of 2002. Step two measures the amount of any identified impairment loss. This step will be completed by the end of 2002.

     The Company's goodwill at March 31, 2002 and December 31, 2001, represents the excess of cost over market value of the net assets acquired from the acquisition of businesses in the Company's operating segment. For the three months ended March 31, 2002, there was no change in the carrying value of the Company's goodwill. The following table shows the effect of the goodwill amortization on net income and earnings per share for the periods presented:



                                                  Three Months Ended Three Months Ended
                                                  March 31, 2002          March 31, 2001
                                               ---------------------   ---------------------
Reported net income (loss) to common shares                $ 14,893                $ (9,064)
Add back: goodwill amortization                                   -                     485
                                               ---------------------   ---------------------
Adjusted net income (loss) to common shares                $ 14,893                $ (8,579)
                                               =====================   =====================

Basic net income (loss) per share:
Reported net income (loss) per share                         $ 0.63                 $ (0.45)
Goodwill amortization                                             -                    0.02
                                               ---------------------   ---------------------
Adjusted net income (loss) per share                         $ 0.63                 $ (0.43)
                                               =====================   =====================

Diluted net income (loss) per share:
Reported net income (loss) per share                         $ 0.62                 $ (0.44)
Goodwill amortization                                             -                    0.02
                                               ---------------------   ---------------------
Adjusted net income (loss) per share                         $ 0.62                 $ (0.42)
                                               =====================   =====================



NOTE 2 - INVESTMENTS IN TAX-EXEMPT BONDS

     The Company holds a portfolio of tax-exempt bonds and certificates of participation in grantor trusts holding tax-exempt bonds ("COPs"). The tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by non-recourse mortgage loans on the underlying properties. The COPs represent a pro rata interest in a trust that holds a tax-exempt bond. The Company's rights and the specific terms of the bonds and COPs are defined by the various loan and trust documents, which were negotiated at the time of settlement. See further discussion of the general mortgage loan terms in Note 4 to the Company's 2001 Form 10-K.

     During the first quarter, the Company funded $806,000 in tax-exempt bonds collateralized by five multifamily apartment communities. Of this amount, $153,000 was an initial funding of six bonds; the approximately $16.8 million balance of the bonds is expected to be funded by the Company in the second and third quarters of 2002. These six investments were non-participating bonds and have a weighted average interest rate of 7.22%. The bonds' maturities range form July 2034 to July 2044. All six investments relate to to-be-built communities. The remaining investment of $653,000 was an investment in a subordinate non-participating bond collateralized by the properties known as Oakmont and Towne Oaks. This investment has an interest rate of 7.2% and a maturity of January 2034. The Company recognized an other-than-temporary impairment of $110,000 on this investment as a result of the interest rate on this investment being below market.

     From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. During the first quarter, the Company repurchased all the P-FLOATssm outstanding in the Sonterra ($10.1 million face amount), Rancho Mirage ($12.8 million face amount), Gannon-Dade ($29.0 million face amount) and Riverset II ($7.5 million face amount) securitization trusts.

     In order to facilitate the securitization (see Note 3) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. At March 31, 2002 and December 31, 2001, the total carrying amount of the tax-exempt bonds pledged as collateral was $424.2 million and $358.4 million, respectively.

     The table below provides certain information with respect to the bonds held by the Company at March 31, 2002 and December 31, 2001.


                                                                                             March 31, 2002
                                                                            -----------------------------------------------
                                                       Base                   Face    Amortized     Unrealized    Fair
Investment in Tax-Exempt                     Year    Interest    Maturity    Amount      Cost       Gain(Loss)    Value
Bonds                                      Acquired  Rate (12)     Date      (000s)     (000s)        (000s)      (000s)
-----------------------------             ---------- ---------   ---------- --------- ------------ ----------- ------------
Participating Bonds(1):
Arlington                      (9),(10)      2000      8.100     Jan. 2031   $12,625    $12,562      $   63    $ 12,625
Cobblestone                      (9)         1999      7.125     Aug. 2039     6,800      6,732        (408)      6,324
Cool Springs                   (4),(10)      2000      7.750     Aug. 2030    14,472     14,313         159      14,472
Crossings                      (4),(19)      1997      8.000     Jul. 2007     6,795      6,708         676       7,384
Jefferson Commons                (15)        2000      8.200     Jan. 2031    19,826     19,528         794      20,322
Palisades Park                   (9)         2001      7.125     Aug. 2028     8,471      8,458         (72)      8,386
Timber Ridge                   (4),(10)      2000      7.950     Jan. 2036     5,215      5,119          96       5,215
Villas at LaRiveria            (4),(10)      1999      7.125     Jun. 2034     8,841      8,734          18       8,752
                                                                            --------- ------------ ----------- ------------
Subtotal participating bonds                                                  83,045     82,154       1,326      83,480
                                                                            --------- ------------ ----------- ------------
Non-participating Bonds:
Alban Place                  (2),(4),(5),(8) 1986      8.150     Oct. 2008    10,065     10,065       1,139      11,204
Baytown                        (4),(10)      2000      7.750     Jun. 2030     4,995      4,945        (249)      4,696
Bedford Park                     (9)         2000      8.000     Nov. 2032     9,325      9,232          93       9,325
Buchanan Bay                     (9)         2001      5.830     Dec. 2031    10,725      9,098         769       9,867
Canterberry Crossing A           (4)         2001      6.700     Dec. 2031    10,430     10,222          (1)     10,221
Canterberry Crossing B           (4)         2001      6.700     Dec. 2021     2,000      1,960           -       1,960
Chancellor                     (4),(10)      2001      7.200     Jul. 2043     5,610      5,554           -       5,554
Chancellor II                 (10),(21)      2002        (21)      (21)           51         51           -          51
Charter House                                1996      7.450     Jul. 2026        25         25           2          27
Cielo Vista                    (4),(10)      1999      7.125     Sep. 2034     9,443      9,374        (966)      8,408
Club West                        (9)         2001      6.580       (17)        7,960      7,910        (348)      7,562
Country Club                     (10)        1999      7.250     Aug. 2029     2,468      2,437        (142)      2,295
Creekside Village            (2),(4),(6)     1987      7.750     Nov. 2009    11,760      7,396         436       7,832
Delta Village                    (10)        1999      7.125     Jun. 2035     2,011      1,977        (106)      1,871
Elmbrook-Golden                (4),(10)      2000      7.800     May. 2035     2,793      2,739         (16)      2,723
Gannon - Cedar Run             (4),(10)      1998      7.125     Dec. 2025    13,200     13,238          28      13,266
Gannon - Dade                  (4),(10)      1998      7.125     Dec. 2029    54,814     55,127        (690)     54,437
Gannon - Whispering Palms      (4),(10)      1998      7.125     Dec. 2029    12,437     12,497        (123)     12,374
Gannon Bond                    (4),(10)      1998      7.125     Dec. 2029     3,500      3,500         (26)      3,474
Harmony Hills Series 2000                    2001      6.750     May. 2003       100        100          (3)         97
Harmony Hills Series 2001        (4)         2001      7.250     May. 2032    17,700     17,346           -      17,346
Hidden Valley                  (4),(10)      1996      8.250     Jan. 2026     1,620      1,620           -       1,620
Honey Creek                      (9)         2000      7.625     Jul. 2035    20,485     20,276        (713)     19,563
Hunter's Glen                    (20)        2001      6.350     Dec. 2029    10,740      9,111       1,629      10,740
La Paloma                        (9)         2001      6.710     May. 2030     4,378      4,378        (482)      3,896
Lakeview Garden              (2),(4),(6),(8) 1987      7.750     Aug. 2007     9,003      4,918       1,405       6,323
Lake Piedmont                (4),(6),(10)    1998      7.725     Apr. 2034    19,118     18,016      (5,589)     12,427
Las Trojas                    (10), (21)     2002        (21)       (21)          51         51           -          51
Mountain View (Willowgreen)    (2),(9)       2000      8.000     Dec. 2010     9,275      6,770       2,691       9,461
North Pointe                 (2),(4),(6),(8) 1986      7.300     Aug. 2006    25,185     12,739      11,429      24,168
Northridge Park              (2),(4),(8)     1987      7.500     Jun. 2012     8,815      8,815         176       8,991
Oakbrook                         (9)         1996      8.200     Jul. 2026     3,045      3,074         (30)      3,044
Oakgrove                     (4),(10),(22)   2001      7.000     Dec. 2041     7,000      6,913        (193)      6,720
Oaklahoma                        (4)         2001      7.125     Jul. 2028    19,500     19,538      (6,863)     12,675
Oakmont/Towne Oaks               (9)         1998      7.200     Jan. 2034    11,208     11,186        (987)     10,199
Orangevale                     (4),(10)      1998      7.000     Oct. 2013     2,213      2,213         (44)      2,169
Paola                            (10)        1999      7.250     Aug. 2029     1,041      1,028         (70)        958
Parkwood                         (9)         1999      7.125     Jun. 2035     3,910      3,842         811       4,653
Pavilion                         (9)         2001      6.710     May. 2030     5,100      5,100        (306)      4,794
Penn Valley                      (10)        2001        (23)       (23)       2,360      2,338          (2)      2,336
Queen Anne                       (9)         2001      7.088     Aug. 2013     6,168      6,167         (61)      6,106
Rancho Mirage                  (4),(10)      2000      8.500     Jun. 2040    12,780     12,780        (383)     12,397
Riverset Phase II                (4)         1999      9.500     Oct. 2019     7,610      7,716           8       7,724
Sahuarita                      (4),(10)      1999      7.125     Jun. 2029     2,111      2,099        (178)      1,921
Santa Fe Springs                 (4)         2000        (14)    Jun. 2025    11,700     11,455      (1,276)     10,179
Shadowbrook                    (4),(10)      1999      6.850     Jun. 2029     5,780      5,768        (450)      5,318
Silver Spring                    (9)         2001      7.375     Dec. 2029    10,270     10,298         382      10,680
Sonterra                       (4),(10)      1998      7.000     Jun. 2035    10,074     10,100      (3,149)      6,951
Southwinds                     (4),(10)      2000      8.000     Sept.2030     4,340      4,253         (43)      4,210
Stone Mountain                 (4),(10)      1997      7.875     Oct. 2027    33,900     34,056        (834)     33,222
Torries Chase                    (9)         1996      8.150     Jan. 2026     1,970      1,970          40       2,010
University Courtyard             (9)         2000      7.250     Mar. 2040     9,850      9,750        (195)      9,555
Village Green                    (9)         2001      7.625     Feb. 2035     6,420      6,439        (404)      6,035
Villa Hialeah - refunded     (2),(4),(10)    1999      6.000     Aug. 2019    10,250      8,005       1,425       9,430
Walnut Tree                   (10),(21)      2002        (21)       (21)          51         51           -          51
Western Hills                  (4),(10)      1998      7.000     Dec. 2029     3,017      3,018        (302)      2,716
Willow Key                       (9)         2001      6.717        (18)      17,440     17,440        (698)     16,742
Woodmark                       (4),(10)      1999      7.125     Jun. 2039    10,200     10,073         (77)      9,996
                                                                            --------- ------------ ----------- ------------
Subtotal non-participating bonds                                             519,390    488,157      (3,536)    484,621
                                                                            --------- ------------ ----------- ------------



                                                                                            March 31, 2002
                                                                            ----------------------------------------------
                                                      Base                    Face    Amortized   Unrealized     Fair
                                             Year   Interest   Maturity      Amount      Cost     Gain (Loss)   Value
                                           Acquired Rate (12)    Date        (000s)     (000s)      (000s)      (000s)
                                          --------- --------- ----------    -------- ----------- ----------- -------------
Participating Subordinate Bonds(1):
Barkley Place             (3),(4),(6),(10)  1995     16.000  Jan. 2030        3,480      2,444       3,596       6,040
Gilman Meadows            (3),(4),(6),(10)  1995      3.000  Jan. 2030        2,875      2,530       2,736       5,266
Hamilton Chase              (3),(6),(10)    1995      3.000  Jan. 2030        6,250      4,140        (596)      3,544
Mallard Cove I            (3),(4),(6),(10)  1995      3.000  Jan. 2030        1,670        799         474       1,273
Mallard Cove II           (3),(4),(6),(10)  1995      3.000  Jan. 2030        3,750      2,429       1,187       3,616
Meadows                   (3),(4),(6),(10)  1995     16.000  Jan. 2030        3,635      3,716         407       4,123
Montclair                 (3),(4),(6),(10)  1995      3.000  Jan. 2030        6,840      1,691       1,657       3,348
Newport Village           (3),(4),(6),(10)  1995      3.000  Jan. 2030        4,175      2,973       3,563       6,536
Nicollet Ridge            (3),(4),(6),(10)  1995      3.000  Jan. 2030       12,415      6,075       4,719      10,794
Riverset Phase II               (6)         1996     10.000  Oct. 2019        1,489          -         719         719
Steeplechase              (3),(4),(6),(10)  1995     16.000  Jan. 2030        5,300      4,223      (1,090)      3,133
Whispering Lake           (3),(4),(6),(10)  1995      3.000  Jan. 2030        8,500      4,779       2,945       7,724
                                                                           -------- ----------- ------------ ------------
Subtotal participating subordinate bonds                                     60,379     35,799      20,317      56,116
                                                                           -------- ----------- ------------ ------------
Non-Participating Subordinate Bonds:
Cinnamon Ridge                              1999      5.000  Jan. 2015        1,832      1,218          10       1,228
Farmington Meadows            (10)          1999      8.000  Aug. 2039        1,981      1,936          45       1,981
Independence Ridge            (10)          1996     12.500  Dec. 2015        1,045      1,045          84       1,129
Locarno                       (10)          1996     12.500  Dec. 2015          675        675          27         702
Oakmont/Towne Oaks            (10)          2002      7.200  Jan. 2034          653        496           -         496
Olde English Manor          (6),(11)        1998     10.570  Nov. 2033        1,273      1,268        (186)      1,082
Oxford C Bond                               2001      9.125  May. 2039        5,420      5,250          (6)      5,244
Penn Valley B Bond            (13)          2001      8.200  Apr. 2003          800        792           -         792
Rillito B Series            (6),(7)         2000     13.000  Dec. 2033        1,054      1,241        (345)        896
Winter Oaks B Bond          (6),(10)        1999      7.500  Jul. 2022        2,184      2,133          29       2,162
Winter Oaks C Bond          (6),(10)        1999     10.000  Jul. 2022        2,141      1,654         337       1,991
                                                                           -------- ----------- ------------ ------------
Subtotal non-participating subordinate bonds                                 19,058     17,708          (5)     17,703
                                                                           -------- ----------- ------------ ------------
Total investment in tax-exempt bonds                                       $681,872   $623,818    $ 18,102   $ 641,920
                                                                           ======== =========== ============ ============


                                                                                                 December 31, 2001
                                                                            -----------------------------------------------
                                                        Base                   Face     Amortized   Unrealized      Fair
                                             Year     Interest    Maturity    Amount       Cost     Gain (Loss)    Value
                                           Acquired   Rate (12)     Date      (000s)      (000s)      (000s)       (000s)
-----------------------------             ---------- ----------  ---------- --------- ------------ ------------ -----------
Participating Bonds(1):
Arlington                      (9),(10)      2000      8.100     Jan. 2031   $12,625    $12,562        $ 63    $ 12,625
Cobblestone                      (9)         1999      7.125     Aug. 2039     6,800      6,732        (340)      6,392
Cool Springs                   (4),(10)      2000      7.750     Aug. 2030    14,472     14,313         159      14,472
Crossings                      (4),(19)      1997      8.000     Jul. 2007     6,795      6,709         589       7,298
Jefferson Commons                (15)        2000      8.200     Jan. 2031    19,857     19,559         894      20,453
Palisades Park                   (9)         2001      7.125     Aug. 2028     8,470      8,458          13       8,471
Timber Ridge                   (4),(10)      2000      7.950     Jan. 2036     5,215      5,119          (8)      5,111
Villas at LaRiveria            (4),(10)      1999      7.125     Jun. 2034     8,844      8,738          18       8,756
                                                                            --------- ------------ ------------ -----------
Subtotal participating bonds                                                  83,078     82,190       1,388      83,578
                                                                            --------- ------------ ------------ -----------
Non-Participating Bonds:
Alban Place                  (2),(4),(5),(8) 1986      8.150     Oct. 2008    10,065     10,065        1,014      11,079
Baytown                        (4),(10)      2000      7.750     Jun. 2030     5,000      4,950         (250)      4,700
Bedford Park                     (9)         2000      8.000     Nov. 2032     9,325      9,232          140       9,372
Buchanan Bay                     (9)         2001      5.830     Dec. 2031    10,725      9,098          876       9,974
Canterberry Crossing A           (4)         2001      6.700     Dec. 2031    10,430     10,222            -      10,222
Canterberry Crossing B           (4)         2001      6.700     Dec. 2021     2,000      1,960            -       1,960
Chancellor                     (4),(10)      2001      7.200     Jul. 2043     5,610      5,554           56       5,610
Chancellor II                 (10),(21)      2002      (21)         (21)           -          -            -           -
Charter House                                1996      7.450     Jul. 2026        25         25            3          28
Cielo Vista                    (4),(10)      1999      7.125     Sep. 2034     9,458      9,385         (873)      8,512
Club West                        (9)         2001      6.580        (17)       7,960      7,910         (269)      7,641
Country Club                     (10)        1999      7.250     Aug. 2029     2,472      2,440         (129)      2,311
Creekside Village            (2),(4),(6)     1987      7.750     Nov. 2009    11,760      7,396          497       7,893
Delta Village                    (10)        1999      7.125     Jun. 2035     2,011      1,976          (96)      1,880
Elmbrook-Golden                (4),(10)      2000      7.800     May. 2035     2,794      2,740           (2)      2,738
Gannon - Cedar Run             (4),(10)      1998      7.125     Dec. 2025    13,200     13,238           94      13,332
Gannon - Dade                  (4),(10)      1998      7.125     Dec. 2029    54,883     55,111         (141)     54,970
Gannon - Whispering Palms      (4),(10)      1998      7.125     Dec. 2029    12,473     12,534          (29)     12,505
Gannon Bond                    (4),(10)      1998      7.125     Dec. 2029     3,500      3,500            9       3,509
Harmony Hills Series 2000                    2001      6.750     May. 2003       100        100           (2)         98
Harmony Hills Series 2001        (4)         2001      7.250     May. 2032    17,700     17,346          177      17,523
Hidden Valley                  (4),(10)      1996      8.250     Jan. 2026     1,620      1,620            -       1,620
Honey Creek                      (9)         2000      7.625     Jul. 2035    20,485     20,277         (816)     19,461
Hunter's Glen                    (20)        2001      6.350     Dec. 2029    10,740      9,111        1,629      10,740
La Paloma                        (9)         2001      6.710     May. 2030     4,378      4,378         (438)      3,940
Lakeview Garden              (2),(4),(6),(8) 1987      7.750     Aug. 2007     9,003      4,918        1,399       6,317
Lake Piedmont                (4),(6),(10)    1998      7.725     Apr. 2034    19,118     18,017       (5,590)     12,427
Las Trojas                    (10), (21)     2002       (21)        (21)           -          -            -           -
Mountain View (Willowgreen)    (2),(9)       2000      8.000     Dec. 2010     9,275      6,769        2,691       9,460
North Pointe                 (2),(4),(6),(8) 1986      7.300     Aug. 2006    25,185     12,739       11,366      24,105
Northridge Park              (2),(4),(8)     1987      7.500     Jun. 2012     8,815      8,815          176       8,991
Oakbrook                         (9)         1996      8.200     Jul. 2026     3,065      3,094          (60)      3,034
Oakgrove                     (4),(10),(22)   2001      7.000     Dec. 2041     7,000      6,913         (123)      6,790
Oaklahoma                        (4)         2001      7.125     Jul. 2028    19,500     19,538       (6,551)     12,987
Oakmont/Towne Oaks               (9)         1998      7.200     Jan. 2034    11,208     11,186         (871)     10,315
Orangevale                     (4),(10)      1998      7.000     Oct. 2013     2,213      2,212          (44)      2,168
Paola                            (10)        1999      7.250     Aug. 2029     1,042      1,029          (70)        959
Parkwood                         (9)         1999      7.125     Jun. 2035     3,910      3,842          850       4,692
Pavilion                         (9)         2001      6.710     May. 2030     5,100      5,100         (255)      4,845
Penn Valley                      (10)        2001       (23)        (23)       2,360      2,338           22       2,360
Queen Anne                       (9)         2001      7.088     Aug. 2013     6,168      6,168           31       6,199
Rancho Mirage                  (4),(10)      2000      8.500     Jun. 2040         -          -            -           -
Riverset Phase II                (4)         1999      9.500     Oct. 2019       110        105            7         112
Sahuarita                      (4),(10)      1999      7.125     Jun. 2029     2,114      2,102         (149)      1,953
Santa Fe Springs                 (4)         2000       (14)     Jun. 2025    11,700     11,455       (1,042)     10,413
Shadowbrook                    (4),(10)      1999      6.850     Jun. 2029     5,780      5,767         (392)      5,375
Silver Spring                    (9)         2001      7.375     Dec. 2029    10,270     10,298          382      10,680
Sonterra                       (4),(10)      1998      7.000     Jun. 2035         -          -            -           -
Southwinds                     (4),(10)      2000      8.000     Sept.2030     4,344      4,258            -       4,258
Stone Mountain                 (4),(10)      1997      7.875     Oct. 2027    33,900     34,061         (839)     33,222
Torries Chase                    (9)         1996      8.150     Jan. 2026     1,985      1,985           50       2,035
University Courtyard             (9)         2000      7.250     Mar. 2040     9,850      9,750         (195)      9,555
Village Green                    (9)         2001      7.625     Feb. 2035     6,441      6,460         (470)      5,990
Villa Hialeah - refunded     (2),(4),(10)    1999      6.000     Aug. 2019    10,250      8,005        1,323       9,328
Walnut Tree                   (10),(21)      2002       (21)        (21)           -          -            -           -
Western Hills                  (4),(10)      1998      7.000     Dec. 2029     3,021      3,021         (272)      2,749
Willow Key                       (9)         2001      6.717        (18)      17,440     17,440         (523)     16,917
Woodmark                       (4),(10)      1999      7.125     Jun. 2039    10,200     10,072           26      10,098
                                                                            --------- ------------ ------------ -----------
Subtotal non-participating bonds                                             489,081     457,625       2,327     459,952
                                                                            --------- ------------ ------------ -----------





                                                                                               December 31, 2001
                                                                             ------------------------------------------------
                                                       Base                      Face      Amortized   Unrealized      Fair
                                             Year    Interest   Maturity        Amount       Cost      Gain (Loss)    Value
                                           Acquired Rate (12)    Date           (000s)      (000s)       (000s)       (000s)
                                          --------- --------- -----------   ------------ -----------  ------------ ----------
Participating Subordinate Bonds(1):
Barkley Place             (3),(4),(6),(10)    1995     16.000  Jan. 2030           3,480      2,445        3,559       6,004
Gilman Meadows            (3),(4),(6),(10)    1995      3.000  Jan. 2030           2,875      2,530        2,680       5,210
Hamilton Chase              (3),(6),(10)      1995      3.000  Jan. 2030           6,250      4,140         (621)      3,519
Mallard Cove I            (3),(4),(6),(10)    1995      3.000  Jan. 2030           1,670        798          474       1,272
Mallard Cove II           (3),(4),(6),(10)    1995      3.000  Jan. 2030           3,750      2,429        1,185       3,614
Meadows                   (3),(4),(6),(10)    1995     16.000  Jan. 2030           3,635      3,716          355       4,071
Montclair                 (3),(4),(6),(10)    1995      3.000  Jan. 2030           6,840      1,691        1,654       3,345
Newport Village           (3),(4),(6),(10)    1995      3.000  Jan. 2030           4,175      2,973        3,477       6,450
Nicollet Ridge            (3),(4),(6),(10)    1995      3.000  Jan. 2030          12,415      6,075        4,611      10,686
Riverset Phase II               (6)           1996     10.000  Oct. 2019           1,489          -          725         725
Steeplechase              (3),(4),(6),(10)    1995     16.000  Jan. 2030           5,300      4,223       (1,108)      3,115
Whispering Lake           (3),(4),(6),(10)    1995      3.000  Jan. 2030           8,500      4,779        2,892       7,671
                                                                             ------------ -----------  ------------ ---------
Subtotal participating subordinate bonds                                          60,379     35,799       19,883      55,682
                                                                             ------------ ------------ ------------ ---------
Non-Participating Subordinate Bonds:
Cinnamon Ridge                                1999      5.000  Jan. 2015           1,832      1,218           28       1,246
Farmington Meadows            (10)            1999      8.000  Aug. 2039           1,983      1,938           45       1,983
Independence Ridge            (10)            1996     12.500  Dec. 2015           1,045      1,045           94       1,139
Locarno                       (10)            1996     12.500  Dec. 2015             675        675           34         709
Oakmont/Towne Oaks            (10)            2002      7.200  Jan. 2034               -          -            -           -
Olde English Manor          (6),(11)          1998     10.570  Nov. 2033           1,273      1,268         (173)      1,095
Oxford C Bond                                 2001      9.125  May. 2039           5,420      5,250           (6)      5,244
Penn Valley B Bond            (13)            2001      8.200  Apr. 2003             800        793            -         793
Rillito B Series            (6),(7)           2000     13.000  Dec. 2033           1,054      1,241         (334)        907
Winter Oaks B Bond          (6),(10)          1999      7.500  Jul. 2022           2,184      2,133           29       2,162
Winter Oaks C Bond          (6),(10)          1999     10.000  Jul. 2022           2,141      1,654          316       1,970
                                                                             ------------ -----------  ------------ ---------
Subtotal non-participating subordinate bonds                                      18,407     17,215           33      17,248
                                                                             ------------ -----------  ------------ ---------
Total investment in tax-exempt bonds                                           $ 650,945   $592,829     $ 23,631   $ 616,460
                                                                             ============ ===========  ============ =========


(1) These bonds also contain additional interest features contingent on available cash flow.
(2)  One of the original 22 bonds.
(3)  Series B Bonds derived from original 22 bonds.
(4)  These assets were pledged as collateral as of March 31, 2002.
(5)  TE Bond Sub or its subsidiaries own an 87% interest in these investments.
(6)  At December 31, 2001 these bonds were on non-accrual status.
(7) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.
(8) These bonds were reissued or refunded during 2001. Prior to the reissuance or refunding the bonds were participating. Following the transaction, the new bonds are non-participating.
(9) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(10) Investments held by TE Bond Sub or its subsidiaries.
(11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
(12) The base interest rate represents the permanent base interest rate on the investment.
(13) The bond has a face value of $800,000 with an interest rate of 8.20% and matures April 1, 2003.
(14) The interest rate on the Santa Fe bond will reset in May 2002. At that time the bond will be remarketed at par or a rate not exceeding a rate that will allow the property to perform at a 1.05 debt service coverage on the bond.
(15) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 81% of underlying bond. TE Bond Sub also owns the 19% certificate which is pledged as collateral at March 31, 2002.
(16) This bond was paid off during 2001.
(17) This investment is comprised of two bonds. The Series A-1 bond has a face amount of $725,000 and a maturity date of July 2009. The Series A-2 bond has a face amount of $7,235,000 and a maturity date of July 2033.
(18) This investment is comprised of two bonds. The 1998 Series I-1 bond has a face amount of $1,565 and a maturity date of June 11, 2009. The 1998 Series I-2 bond has a face amount of $15,875 and a maturity date of June 11, 2033.
(19) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate.
(20) The underlying bonds are held in a trust; the Company owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(21) This investment is comprised of two bonds. The Series 2002-1 bond has a face amount of $41,000 with an interest rate of 6.973% and matures on July 1, 2034. The Series 2002-2 bond has a face amount of $10,000 with an interest rate of 8.232% and matures on July 1, 2044.
(22) This investment is comprised of two bonds. The Series 2001 A-1 bond has a face amount of $5,600,000 with an interest rate of 7.000% and matures on December 1, 2041. The Series 2001 A-2 bond has a face amount of $1,400,000 with an interest rate of 7.000% and matures on December 1, 2041.
(23) This investment is comprised of two bonds. The Series 2001 FF-1 bond has a face amount of $1,888,000 with an interest rate of 6.816% and matures on August 1, 2033. The Series 2001 FF-2 bond has a face amount of $472,000 with an interest rate of 8.537% and matures on August 1, 2043.

NOTE 3 - SECURITIZATION TRANSACTIONS

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. See further discussion of the Company's various credit enhancement and securitization investment vehicles in Note 5 to the Company's 2001 Form 10-K.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds and taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At March 31, 2002 and December 31, 2001, the total carrying amount of the bonds and taxable loans pledged as collateral was $428.0 million and $361.8 million, respectively.

     In the first quarter, the Company securitized one bond with a face amount of $3.9 million through the Merrill Lynch Puttable Floating Option Tax-Exempt Receipts ("P-FLOATssm") program. This transaction was accounted for as a borrowing. Accordingly, the Company recorded $3.9 million as short-term debt and the related bond (Parkwood) remained in investments in mortgage revenue bonds.

     In the first quarter, the Company sold its investment in the Indian Lakes Residual Interest Tax-Exempt Securities Receipts ("RITESsm") for $4.2 million. The Company recognized a $1.0 million gain on this transaction. The Indian Lakes bond was subsequently deposited into a new P-FLOATssm trust by the purchaser and the Company purchased a $5,000 RITESsm interest in the new trust for $1.1 million.

NOTE 4 - OTHER BOND-RELATED INVESTMENTS

     At March 31, 2002 and December 31, 2001, the Company's other bond-related investments are investments in RITESsm, a security offered by Merrill Lynch through its P-FLOATssm Program. A detailed listing of the other bond-related investments owned by the Company at March 31, 2002 and December 31, 2001 appears in a table at the end of this note.

RITESsm Valuation Analysis

     The fair value of a RITESsm investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATssm face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The RITESsm investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

     At March 31, 2002 and December 31, 2001, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITESsm would have the following impact:


(In thousands)                                     March 31, 2002     December 31, 2001
                                                   --------------     -----------------
Fair value of retained interests                         $3,390              $5,316
Residual cash flows discount rate (annual rate)     5.5% - 10.5%        4.5% - 12.9%
Impact on fair value of 10% adverse change             ($18,124)           ($22,821)
Impact on fair value of 20% adverse change             ($34,760)           ($43,783)

     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.


                                                                                           March 31,2002
                                                            ----------------------------------------------------------------------
                                                               Face       Amortized     Unrealized            Fair Value
                                                   Year       Amount         Cost      Gain (Loss)       Assets     Liabilities (2)
Other Bond Related Investments:                  Acquired     (000s)        (000s)        (000s)         (000s)         (000s)
----------------------------------------        ----------- ----------- ------------- -------------   ------------  --------------
Investment in RITES:
     Barrington                           (1)      2000      $    5        $    2       $     3         $     5              $ -
     Briarwood                            (1)      1999         135           105            97             202                -
     Charter House                        (1)      1996          80           188           685             873                -
     Cinnamon Ridge                       (1)      2000           5           327         1,607           1,934                -
     Fort Branch                          (1)      2000           8             8           308             316                -
     Hidden Brooks                        (1)      2001           5            64        (1,276)              -           (1,212)
     Indian Lakes                         (1)      2002           5         1,051          (419)            632                -
     LeMirador (Coleman Senior)           (1)      1999         165             3           159             162                -
     Lincoln Corner                       (1)      2001          10            39          (589)              -             (550)
     Meridian at Bridgewater              (1)      1999           5            36          (457)              -             (421)
     Museum Towers                                 2001           5             4           106             110                -
     North White Road                     (1)      2001           5            43          (375)              -             (332)
     Olde English Manor                   (1)      1999          76            94          (455)              -             (361)
     Park at Landmark                              2000           5            10           332             342                -
     Park Center                          (1)      2001       1,270           104          (262)              -             (158)
     Rancho Mirage/Castle Hills           (1)      2000           -             -             -               -                -
     Rillito Village                      (1)      1999          65            63          (311)              -             (248)
     Riverset Phase I                     (1)      2000           5         1,067         1,408           2,475                -
     Riverset Phase II                    (1)      1996           -             -             -               -                -
     Riverview                            (1)      2000           5             5           160             165                -
     Sienna (Italian Gardens)             (1)      1999         160            (1)           39              38                -
     Sonterra                             (1)      1998           -             -             -               -                -
     Southgate Crossings                  (1)      1997          68           414         1,347           1,761                -
     Southwood                            (1)      1997         415           319        (2,448)              -           (2,129)
     Village at Sun Valley                (1)      2000           5             5             -               5                -
     Woodglen                             (1)      1999           5            32          (251)              -             (219)
                                                            ----------- ------------- -------------   ------------  --------------
Total other bond related investments                         $ 2,512       $3,982       $  (592)        $ 9,020         $ (5,630)
                                                            =========== ============= =============   ============  ==============



                                                                                           December 31,2001
                                                             ----------------------------------------------------------------------
                                                                Face       Amortized    Unrealized           Fair Value
                                                   Year        Amount        Cost       Gain (Loss)      Assets     Liabilities (2)
Other Bond Related Investments:                  Acquired      (000s)       (000s)        (000s)         (000s)         (000s)
----------------------------------------        ----------- ------------ ------------ -------------   ------------  --------------
Investment in RITES:
     Barrington                           (1)      2000      $     5       $    5       $     -         $     5      $         -
     Briarwood                            (1)      1999          135          104           164             268                -
     Charter House                        (1)      1996           80          199           830           1,029                -
     Cinnamon Ridge                       (1)      2000            5          327         1,681           2,008                -
     Fort Branch                          (1)      2000            8            8           370             378                -
     Hidden Brooks                        (1)      2001            5           65        (1,075)              -           (1,010)
     Indian Lakes                         (1)      2002        3,170        3,254           641           3,895                -
     LeMirador (Coleman Senior)           (1)      1999          165            3           227             230                -
     Lincoln Corner                       (1)      2001           10           32          (470)              -             (438)
     Meridian at Bridgewater              (1)      1999            5           37          (316)              -             (279)
     Museum Towers                                 2001            5            5           105             110                -
     North White Road                     (1)      2001            5           44           (39)              5                -
     Olde English Manor                   (1)      1999           76           95          (382)              -             (287)
     Park at Landmark                              2000            5           12           330             342                -
     Park Center                          (1)      2001        1,270           74          (232)              -             (158)
     Rancho Mirage/Castle Hills           (1)      2000            5            5          (255)              -             (250)
     Rillito Village                      (1)      1999           65           63          (312)              -             (249)
     Riverset Phase I                     (1)      2000            5        1,069         1,596           2,665                -
     Riverset Phase II                    (1)      1996            5          120            35             155                -
     Riverview                            (1)      2000            5            5           213             218                -
     Sienna (Italian Gardens)             (1)      1999          160           (1)          106             105                -
     Sonterra                             (1)      1998            5           32        (3,062)              -           (3,030)
     Southgate Crossings                  (1)      1997           71          432         1,445           1,877                -
     Southwood                            (1)      1997          420          321        (2,497)              -           (2,176)
     Village at Sun Valley                (1)      2000            5            5             -               5                -
     Woodglen                             (1)      1999            5           32          (134)              -             (102)
                                                            ------------ ------------ -------------   ------------  ---------------
Total other bond related investments                         $     5,700   $6,347       $(1,031)        $ 13,295     $    (7,979)
                                                            ============ ============ =============   ============  ===============


(1)  Investment held by TE Bond Sub or its subsidiaries at March 31, 2002.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At March 31, 2002 and December 31, 2001, the Company's investments in derivative financial instruments consisted of interest rate swaps and put option contracts. See further discussion of the Company's investment in derivatives in
Note 7 to the Company's 2001 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at March 31, 2002 and December 31, 2001:


                                           March 31, 2002                                              December 31, 2001
                                  ---------------------------------------------  ----------------------------------------------
                                     Notional             Fair Value                 Notional              Fair Value
                                    Amount(3)       Assets       Liabilities(2)     Amount(3)        Assets      Liabilities(2)
                                     (000s)         (000s)           (000s)          (000s)          (000s)          (000s)
                                  ------------   ------------   ---------------  ---------------   -----------  ---------------
Interest rate agreements (1)       $ 419,230        $ 2,452       $ (15,074)       $ 422,230         $ 2,912       $ (18,646)
Put option agreements                107,275              -               -          107,275               -               -
                                                 ------------   ---------------                    -----------  ---------------
Total investment:                                   $ 2,452       $ (15,074)                         $ 2,912       $ (18,646)
                                                 ============   ===============                    ===========  ===============


(1) The Company enters into interest rate swap contracts to offset against interest rate exposure on the Company's investment in RITES. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(3) For the interest rate agreement, notional amount represents total amount of the Company's interest rate swaps contracts less the total amount of the Company's reverse interest rate swap contracts. For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.


NOTE 6 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed in Note 8 to the Company's 2001 Form 10-K. The following table summarizes loans receivable by loan type at March 31, 2002 and December 31, 2001.

(in thousands)                  March 31, 2002      December 31, 2001
                              ------------------  ---------------------
Loan Type:
Taxable construction loans            $ 259,371              $ 271,383
Taxable permanent loans                  34,395                 86,182
Taxable loans                            31,567                 30,959
Other loans                              57,440                 52,405
                              ------------------  ---------------------
                                        382,773                440,929
Allowance for loan losses                  (775)                  (898)
                              ------------------  ---------------------
Total                                 $ 381,998              $ 440,031
                              ==================  =====================


NOTE 7 - NOTES PAYABLE AND DEBT

     The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings by Midland used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 11 to the Company's 2001 Form 10-K. The following table summarizes notes payable at March 31, 2002 and December 31, 2001:

(in thousands)                                      March 31, 2002    December 31, 2001
                                                   ----------------  -------------------
Notes payable                                            $ 223,084            $ 235,420
Group Trust warehouse facility and lines of credit          54,498               65,318
Residential Funding warehouse facility                      39,761               98,033
Bank lines of credit                                         9,409               13,521
Midland Multifamily Equity REIT Credit Line                  6,943                7,459
Other                                                           62                  312
                                                   ----------------  -------------------

Total                                                    $ 333,757            $ 420,063
                                                   ================  ===================




     The Company's short and long-term debt of $191.9 million and $213.4 million at March 31, 2002 and December 31, 2001, respectively, relates to securitization transactions that the Company has recorded as borrowings (see Notes 1 and 5 to the Company's 2001 Form 10-K).


NOTE 8 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     The Company's preferred shareholders' equity in a subsidiary represents four classes of preferred shares issued by TE Bond Sub, Series A, A-1, B and B-1 Preferred Shares (collectively, the "TE Bond Preferred Shares"). The income allocable to the TE Bond Preferred Shares is senior to the Company's ownership interest in TE Bond Sub. Therefore, only income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Preferred Shares is allocated to the Company. The following table provides a summary of certain terms of the TE Bond Preferred Shares.



                                  Series A             Series A-1              Series B              Series B-1
                              Preferred Shares      Preferred Shares       Preferred Shares       Preferred Shares
                              ----------------      ----------------       ----------------       ----------------
Issue date                      May 27, 1999         October 9, 2001         June 2, 2000          October 9, 2001
Number of shares                     42                     8                     30                      4
Par amount per share             $2,000,000            $2,000,000             $2,000,000             $2,000,000
Dividend rate                      6.875%                 6.30%                  7.75%                  6.80%
First remarketing date          June 30, 2009         June 30, 2009        November 1, 2010       November 1, 2010
Mandatory tender date           June 30, 2009         June 30, 2009        November 1, 2010       November 1, 2010
Redemption date                 June 30, 2049         June 30, 2049          June 30, 2050          June 30, 2050



     The following table reflects the composition of the TE Bond Preferred Shareholders' equity in TE Bond Sub.


(in thousands)                         Series A     Series A-1    Series B     Series B-1      Total
                                     -----------  ------------  -----------  ------------   ------------
Balance, January 1, 2001              $ 80,060            $ -     $ 57,604           $ -       $137,664
Offering costs adjustment                    -              -           (9)            -             (9)
Issuance of preferred shares                 -         15,206            -         7,604         22,810
Income allocable to preferred shares     5,775            230        4,650           124         10,779
Distributions                           (5,775)          (230)      (4,650)         (124)       (10,779)
                                     ----------   ------------  -----------  ------------   ------------
Balance, December 31, 2001              80,060         15,206       57,595         7,604        160,465
Income allocable to preferred shares     1,444            252        1,162           136          2,994
Distributions                           (1,444)          (252)      (1,162)         (136)        (2,994)
                                     ----------   ------------  -----------  ------------   ------------
Balance, March 31, 2002               $ 80,060       $ 15,206     $ 57,595       $ 7,604       $160,465
                                     ==========   ============  ===========  ============   ============



     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Tax-exempt Bonds table in Note 2 and in footnotes to the Other Bond-Related Investments table in Note 4. The fair value of such assets aggregated $520.8 million and $501.4 million at March 31, 2002 and December 31, 2001, respectively. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of MuniMae and in certain circumstances could be foreclosed upon.


NOTE 9 - COMMON SHARE OFFERING

     On February 8, 2002, the Company sold to the public 3.0 million common shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 common shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters exercised their option to purchase 300,000 additional common shares generating net proceeds of approximately $7.1 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.


NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for common shares for the three months ended March 31, 2002 and 2001.



                                       For the three months ended March 31, 2002         For the three months ended March 31, 2001


                                        Income          Shares         Per Share        Income           Shares        Per Share
                                      (Numerator)    (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                     --------------  ----------------  -----------   --------------  --------------  ------------

(In thousands, except share and
  per share data)

Basic EPS

Income allocable to common shares         $ 14,893        23,584,635    $   0.63         $ (9,064)      19,970,707    $   (0.45)
                                                                       ===========                                   ============

Effect of Dilutive Securities

Options and deferred shares                      -           482,540                            -          461,593

Earnings contingency                             -           132,855                            -                -
                                     --------------  ----------------                --------------  --------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions               $ 14,893        24,200,030    $   0.62         $ (9,064)      20,432,300    $   (0.44)
                                     ==============  ================  ===========   ==============  ==============  ============


For the three months ended March 31, 2002, the effect of all potentially dilutive securities was included in the calculation.


NOTE 11 - DISTRIBUTIONS

     On April 18, 2002, the Board of Directors declared a distribution of $0.4350 for the three months ended March 31, 2002 to common shareholders of record on April 29, 2002. The payment date was May 10, 2002.

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

     In addition to the bonds that reached par value in December 2000, the remaining bonds attributable to the shares were either paid off, sold and/or reached par value during the last four months of 2001 and in January 2002. As a result, in March 2002, the Company redeemed the remaining Series I and Series II preferred shares and preferred CD shares at an aggregate cost of approximately $19.3 million. The Operating Agreement also requires that the term growth shares be redeemed after the last preferred share is redeemed. As a result, the term growth shares were redeemed in 2002 and the final distribution of $153,000 is included in distributions payable as of March 31, 2002.

NOTE 12 - BUSINESS SEGMENT REPORTING

     The Company has two reportable business segments: (1) an operating segment consisting of Midland and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. A complete description of the Company's reporting segments is described in Note 21 to the Company's 2001 Form 10-K.

     The following table reflects the results of the Company's segments for the three months ended March 31, 2002 and 2001.



                                                                                 Municipal Mortgage & Equity, LLC
                                                                           Segment Reporting for the three months ended
                                                                                      March 31, 2002 and 2001
                                                                                            (unaudited)
                                                                                           (in thousands)
                                                                              For the three months ended March 31, 2002
                                                                     -----------------------------------------------------------
                                                                                                                      Total
                                                                       Investing    Operating      Adjustments     Consolidated
                                                                     ------------  ------------   ------------- ----------------
INCOME:
Interest on tax-exempt bonds and
    other bond related investments                                        14,108        1,485             -           15,593
Interest on loans                                                            848        7,151             -            7,999
Loan origination and brokerage fees                                            -        1,241          (419) (1)         822
Syndication fees                                                               -        1,885             -            1,885
Loan servicing fees                                                            -        1,908             -            1,908
Interest on short-term investments                                           441           46             -              487
Other income                                                                 357        1,332             -            1,689
Net gain on sales                                                            956        1,210             -            2,166
                                                                     ------------  ------------   -------------  ---------------
    Total income                                                          16,710       16,258          (419)          32,549
                                                                     ------------  ------------   -------------  ---------------
EXPENSES:
Salaries and benefits                                                      1,108        3,719             -            4,827
Professional Fees                                                            100           72             -              172
Operating expenses                                                           413        1,778             -            2,191
Goodwill and other intangibles amortization                                    -          318             -              318
Interest expense                                                           2,389        6,583             -            8,972
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond related investments                      110                          -              110
                                                                     ------------  ------------   -------------  ---------------
    Total expenses                                                         4,120       12,470             -           16,590
                                                                     ------------  ------------   -------------  ---------------
Net holding gains (losses) on trading securities                           3,112                                       3,112
Net income before income taxes, income allocated to                                                                        -
    preferred shareholders in a subsidiary company, and                                                                    -
    cumulative effect of accounting change                                15,702        3,788          (419)          19,071
Income taxes                                                                   -        1,031             -            1,031
                                                                     ------------  ------------   -------------  ---------------
Net income before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change                                           15,702        2,757          (419)          18,040
Income allocable to preferred shareholders in a subsidiary company         2,994            -             -            2,994
                                                                     ------------  ------------   -------------  ---------------
Net income before cumulative effect of accounting                                                                          -
    change                                                                12,708        2,757          (419)          15,046
Cumulative effect on prior year changes in accounting for
    derivative financial instruments                                           -            -             -                -
                                                                     ------------  ------------   -------------  ---------------
Net income                                                               $12,708      $ 2,757        $ (419)        $ 15,046
                                                                     ============  ============   =============  ===============


Notes:

(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.


                                                                                  Municipal Mortgage & Equity, LLC
                                                                           Segment Reporting for the three months ended
                                                                                       March 31, 2002 and 2001
                                                                                             (unaudited)
                                                                                            (in thousands)
                                                                              For the three months ended March 31, 2001
                                                                     -----------------------------------------------------------
                                                                                                                     Total
                                                                      Investing      Operating     Adjustments   Consolidated
                                                                     ------------  ------------   ------------- ----------------
INCOME:
Interest on tax-exempt bonds and

    other bond related investments                                      $ 11,342        $ 428        $    -         $ 11,770
Interest on loans                                                            481        7,700             -            8,181
Loan origination and brokerage fees                                            -        1,240          (300) (1)         940
Syndication fees                                                               -        1,124             -            1,124
Loan servicing fees                                                            -        1,632             -            1,632
Interest on short-term investments                                           741          261             -            1,002
Other income                                                                   -        4,813             -            4,813
Net gain on sales                                                              -          166             -              166
                                                                     ------------  ------------   -------------  ---------------
    Total income                                                          12,564       17,364          (300)          29,628
                                                                     ------------  ------------   -------------  ---------------
EXPENSES:
Salaries and benefits                                                        343        4,102             -            4,445
Professional Fees                                                            217          474             -              691
Operating expenses                                                           206        1,325             -            1,531
Goodwill and other intangibles amortization                                    -          693             -              693
Interest expense                                                           1,624        6,202             -            7,826
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond related investments                        -        3,256             -            3,256
                                                                     ------------  ------------   -------------  ---------------
    Total expenses                                                         2,390       16,052             -           18,442
                                                                     ------------  ------------   -------------  ---------------
Net holding gains (losses) on trading securities                          (4,865)           -             -           (4,865)
Net income before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change                                 5,309        1,312          (300)           6,321
Income taxes                                                                   -            3             -                3
                                                                     ------------  ------------   -------------  ---------------
Net income before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change                                            5,309        1,309          (300)           6,318
Income allocable to preferred shareholders in a subsidiary company         2,606            -             -            2,606
                                                                     ------------  ------------   -------------  ---------------
Net income before cumulative effect of accounting
    change                                                                 2,703        1,309          (300)           3,712
Cumulative effect on prior year changes in accounting for
    derivative financial instruments                                     (12,277)           -             -          (12,277)
                                                                     ------------  ------------   -------------  ---------------
Net income                                                              $ (9,574)     $ 1,309     $    (300)        $ (8,565)
                                                                     ============  ============   =============  ===============



Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

General Business

     The Company is principally engaged in originating, investing in and servicing investments related to multifamily housing and other real estate financings.

Results of Operations

Quarterly Results Analysis

     Total income for the first quarter of 2002 increased $2.9 million over the same period last year due primarily to: (1) an increase of $3.6 million in interest income on bonds and other bond related investments, as well as an increase in interest earned on loans; (2) a $0.5 million decrease in interest on short-term investments resulting from the use of equity offering proceeds to repurchase senior interests in current securitization trusts and funding of other operations, as well as a decrease in interest collected on margin call accounts; (3) a decrease in other income of $3.1 million primarily due to other income associated with the assumption of a bond purchase obligation in the first quarter of 2001; (4) a $2.0 million increase in gain on sales associated with a $1.2 million gain on the sale of taxable loans and a $1.0 million sale of an investment in RITES; and (5) an increase in loan origination, brokerage and syndication fees of $0.6 million due primarily to an increase in fees associated with tax credit and conventional equity transactions.

     Total expenses for the first quarter of 2002 decreased $1.9 million over the same period last year due primarily to: (1) an increase of $0.4 million in salary and related benefits expense associated with 2001 new hires; (2) an increase of $0.7 million in other operating expenses driven primarily by deployment of accounting information systems and other upgrades in technology infrastructure, as well as commissions earned on increased syndication production, which was partially offset by a decrease of $0.5 million in professional fees; (3) an increase of $1.1 million in interest expense primarily associated with increased construction lending production and an increase in financing costs associated with securitizations accounted for as borrowings; (4) a decrease of $0.4 million in amortization expense due to changes in accounting guidelines relating to amortization of goodwill; and (5) a $3.1 million charge recorded on two investments in the first quarter of 2001.

     Income tax expense increased $1.0 million for the first quarter of 2002 over the same period last year due to an increase in taxable income earned at the Company's subsidiaries organized as corporations of $1.4 million. There was no change in the Company's effective tax rate for the periods presented.

Critical Accounting Policies

     Since December 31, 2001 there has been no material change to the Company's critical accounting policies, except as noted below.

New Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the year ended December 31, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the FAS 142 prior to June 30, 2002.

Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per common share and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investment segment by acquiring, servicing and managing diversified portfolios of mortgage bonds and other bond related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan includes structuring $1.4 billion to $1.6 billion in investment transactions in 2002. The Company expects to finance its acquisitions through a financing strategy that
(1) takes advantage of attractive financing available in the tax-exempt securities markets, (2) minimizes exposure to fluctuations of interest rates, and (3) maintains adequate flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through Midland's management of capital for others, including Fannie Mae, the Company has expanded its access to capital.

     For the three months ended March 31, 2002, the Company structured $30.4 million in tax-exempt bond transactions. Of this amount, $0.8 million represented investments retained by the Company. In addition, MuniMae originated $153.1 million of construction loans and taxable permanent loans and equity investments totaling $30.0 million.

Common Share Offerings

     On February 8, 2002, the Company sold to the public 3.0 million common shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 common shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters exercised their option to purchase 300,000 additional common shares generating net proceeds of approximately $7.1 million. The net proceeds from this offering will be used for general corporate purposes, including new investments and working capital.

Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

     Through the use of securitizations, the Company expects to employ leverage and maintain overall leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, while not leveraging other assets at all. The Company calculates leverage by dividing on-balance sheet debt plus the total amount of third party owned senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. Under this method, the Company's leverage ratio was approximately 50% and 53% at March 31, 2002 and December 31, 2001, respectively.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At March 31, 2002 and December 31, 2001, the total carrying amount of the tax-exempt bonds and taxable loans pledged as collateral was $428.0 million and $361.8 million, respectively.

     The Company's 2001 Form 10-K contains a complete description of the Company's various credit enhancement and securitization investment vehicles. Since December 31, 2001 there has been no material change to the information relating to these vehicles included in the Company's 2001 Form 10-K.

Factors That Could Affect Future Results

     The Company's 2001 Form 10-K contains a complete description of the Company's related party transactions. Since December 31, 2001 there has been no material change to the information related to factors that could affect future results included in the Company's 2001 Form 10-K.

Cash Flow

     At  March  31,  2002  the  Company  had  cash  and  cash   equivalents   of
approximately $75.8 million.

     Cash flow from operating activities was $7.9 million and $8.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash flow for 2002 versus 2001 is due primarily to an decrease in accounts payable and accrued expenses due to timing of payments.

     The Company uses CAD as the primary measure of its ability to pay distributions. CAD differs from net income because of slight variations between generally accepted accounting principles ("GAAP") income and actual cash received. There are three primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the non-cash gain and loss recognized for GAAP associated with valuations, sales of investments and capitalization of mortgage servicing rights net of deferred taxes, which are not included in the calculation of CAD. The third difference is the treatment of certain intangibles, which are amortized into expense for GAAP, but not included in the calculation of CAD.

     Until the redemption of the Company's preferred shares in 2002, the Company was required to distribute to the holders of its preferred shares the cash flow attributable to such shares (as defined in the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company was also required to distribute 2.0% of the Company's net cash flow to the holders of term growth shares until they were redeemed in March 2002. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the three months ended March 31, 2002 and 2001, cash available for distribution to common shares was $11.8 million and $9.9 million, respectively. The Company's distribution per common share for the three months ended March 31, 2002 of $0.4350 represents a payout ratio of 92.8% of CAD. The Company's common share distribution for the three months ended March 31, 2001 of $0.4250 represents a payout ratio of 91.9% of CAD.

     Regular cash distributions to shareholders, for the three months ended March 31, 2002 and 2001, were $11.1 million and $9.6 million, respectively.

     The Company expects to meet its cash needs in the short term, which consist primarily of funding new investments, operating expenses and dividends on the common shares and other equity, from cash on hand, operating cash flow, equity proceeds and securitization proceeds.

Related Party Transactions

     The Company's 2001 Form 10-K contains a complete description of the Company's related party transactions. Since December 31, 2001 there has been no material change to the related party transaction information included in the Company's 2001 Form 10-K.

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

     As a result of the Midland acquisition, in October 1999, the Company restructured its operations into two segments: an operating segment and an investing segment as discussed above. The operating segment consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     Since December 31, 2001 there has been no material change to the information included in Item 7A of the Company's 2001 Form 10-K.


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     At the annual meeting of the Company's shareholders held on May 9, 2002, the shareholders voted on one proposal in addition to the election of the Company's directors. The shareholders elected the following directors: Mark K. Joseph (23,013,348 in favor and 213,179 abstaining), Charles C. Baum (23,084,997 in favor and 141,530 abstaining) and Robert J. Banks (23,020,776 in favor and 205,751 abstaining). At this meeting, the shareholders also voted to approve the restatement of the Company's Amended and Restated Certificate of Formation and Operating Agreement in order to eliminate provisions that relate to classes of shares that have been fully redeemed. The votes cast on this proposal were as follows: 22,935,197 in favor; 120,184 opposed; 171,146 abstaining; and no broker non-votes.

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


     (b)      Reports on Form 8-K:


     On January 31, 2002, the Company filed a Form 8-K to report the final redemption of all four classes of its preferred shares and term growth shares.

     On February 11, 2002 the Company filed a Form 8-K to report the pricing of an underwritten offering of 3,000,000 of common shares and that the Company had granted the underwriters an over allotment option of up to 450,000 additional shares.

                                                     SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC
(Registrant)

By:  ____/s/ Mark K. Joseph_________________________________________
    ----------------------------------------------------------------
       Mark K. Joseph
       Chairman of the Board, Chief Executive Officer (Principal Executive
         Officer), and Director

By:     ___/s/William S. Harrison_________________________________________
    ----------------------------------------------------------------------
       William S. Harrison
       Chief Financial Officer (Principal Financial Officer and
         Principal Accounting Officer)


DATED: May 13, 2002