Form 10-Q
period 2002-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2002-08-13
CIK 1003201

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                  For the quarterly period ended: June 30, 2002



                        MUNICIPAL MORTGAGE & EQUITY, LLC
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                         52-1449733
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
       incorporation or organization)


            218 North Charles Street, Suite 500,          21201
                   Baltimore, Maryland
        (Address of Principal Executive Offices)       (Zip Code)


                                 (443) 263-2900
              (Registrant's Telephone Number, including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

     The Registrant had 25,312,150 common shares outstanding as of August 7, 2002.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-Q



Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                            2

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     29

Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            29

Item 6.   Exhibits and Reports on Form 8-K                               29

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------






                                             MUNICIPAL MORTGAGE & EQUITY, LLC
                                                CONSOLIDATED BALANCE SHEETS
                                             (in thousands, except share data)


                                                                                         (unaudited)
                                                                                        June 30, 2002      December 31, 2001
                                                                                      -----------------  ---------------------
ASSETS
Cash and cash equivalents                                                                  $    33,210            $    97,373
Interest receivable                                                                             16,710                 15,859
Investment in tax-exempt bonds, net (Note 2)                                                   653,925                616,460
Investment in other bond-related investments (Notes 3 and 4)                                    10,219                 13,295
Investment in derivative financial instruments (Note 5)                                          9,254                  2,912
Loans receivable, net (Note 6)                                                                 401,570                440,031
Restricted assets                                                                               25,133                 16,710
Investment in partnerships (Note 7)                                                             82,231                  5,393
Other assets                                                                                    44,837                 40,356
Mortgage servicing rights, net                                                                  10,239                  9,161
Property and equipment                                                                           2,721                  2,721
Goodwill                                                                                        29,005                 29,005
                                                                                      -----------------  ---------------------
Total assets                                                                               $ 1,319,054            $ 1,289,276
                                                                                      =================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 8)                                                                     $   379,363            $   420,063
Accounts payable, accrued expenses and other liabilities                                        26,118                 29,014
Investment in other bond-related investments (Notes 3 and 4)                                     6,840                  7,979
Investment in derivative financial instruments (Note 5)                                         29,596                 18,646
Distributions payable                                                                            2,994                  2,960
Short-term debt (Note 8)                                                                        82,115                 78,560
Long-term debt (Note 8)                                                                        138,157                134,881
                                                                                      -----------------  ---------------------
Total liabilities                                                                              665,183                692,103
                                                                                      -----------------  ---------------------
Commitments and contingencies                                                                        -                      -

Preferred shareholders' equity in a subsidiary company (Note 9)                                160,465                160,465

Shareholders' equity:
Preferred shares:
    Series I (0 and 10,995 shares issued and outstanding, respectively)                              -                  6,914
    Series II (0 and 3,176 shares issued and outstanding, respectively)                              -                  2,326
Preferred capital distribution shares:
    Series I (0 and 5,742 shares issued and outstanding, respectively)                               -                  2,552
    Series II (0 and 1,391 shares issued and outstanding, respectively)                              -                    411
Term growth shares (0 and 2,000 shares issued and outstanding, respectively)                         -                    229
Common shares, par value $0 (28,944,597 shares authorized, 25,341,212 shares issued and outstanding, and 26,110 deferred shares at June 30, 2002 and 24,594,597 authorized, 21,857,312 shares issued and outstanding, and 22,254 deferred
    shares at December 31, 2001)                                                               477,993                406,733
Less common shares held in treasury at cost (59,330 shares)                                       (912)                  (912)
Less unearned compensation (deferred shares)                                                    (4,113)                (4,145)
Accumulated other comprehensive income                                                          20,438                 22,600
                                                                                      -----------------  ---------------------
Total shareholders' equity                                                                     493,406                436,708
                                                                                      -----------------  ---------------------
Total liabilities and shareholders' equity                                                 $ 1,319,054            $ 1,289,276
                                                                                      =================  =====================

The accompanying notes are an integral part of these financial statements.





                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except share and per share data)
                                                                 (unaudited)


                                                                      For the three months ended    For the six months ended
                                                                               June 30,                       June 30,
                                                                     ---------------------------   ---------------------------
                                                                         2002           2001           2002           2001
                                                                     ------------   ------------   ------------   ------------
INCOME:
Interest on tax-exempt bonds and other bond-related investments         $ 15,723       $ 12,209       $ 31,316       $ 23,979
Interest on loans                                                          8,270          8,768         16,269         16,949
Loan origination and brokerage fees                                        1,213            852          2,035          1,792
Syndication fees                                                           2,672          2,511          4,557          3,635
Loan servicing fees                                                        1,660          1,729          3,568          3,361
Interest on short-term investments                                           244            693            731          1,695
Other income                                                               2,393          1,643          4,082          6,456
Net gain on sales                                                            703          1,969          2,869          2,135
                                                                     ------------   ------------   ------------   ------------
Total income                                                              32,878         30,374         65,427         60,002
                                                                     ------------   ------------   ------------   ------------
EXPENSES:
Salaries and benefits                                                      5,930          5,030         10,757          9,475
Professional fees                                                          1,437            913          1,609          1,604
Operating expenses                                                         2,227          2,150          4,418          3,681
Amortization of intangible assets                                            333            628            651          1,321
Interest expense                                                           8,487          7,769         17,459         15,595
Other-than-temporary impairments related to investments in tax-exempt
      bonds and other bond-related investments                                 -              -            110          3,256
                                                                     ------------   ------------   ------------   ------------
Total expenses                                                            18,414         16,490         35,004         34,932
Net holding gains (losses) on trading securities                          (7,721)         1,272         (4,609)        (3,593)
                                                                     ------------   ------------   ------------   ------------
Net income before income taxes, income allocated to
      preferred shareholders in a subsidiary company,
      and cumulative effect of accounting change                           6,743         15,156         25,814         21,477
Income tax expense                                                           828            224          1,859            227
                                                                     ------------   ------------   ------------   ------------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
      accounting change                                                    5,915         14,932         23,955         21,250
Income allocable to preferred shareholders in a subsidiary company         2,995          2,606          5,989          5,212
                                                                     ------------   ------------   ------------   ------------
Net income before cumulative effect of accounting change                   2,920         12,326         17,966         16,038
Cumulative effect on prior years of change in
      accounting for derivative financial instruments                          -              -              -        (12,277)
                                                                     ------------   ------------   ------------   ------------
Net income                                                              $  2,920       $ 12,326       $ 17,966       $  3,761
                                                                     ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.





                                                  MUNICIPAL MORTGAGE & EQUITY, LLC
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (in thousands, except share and per share data)
                                                             (unaudited)


                                                                  For the three months ended          For the six months ended
                                                                            June 30,                          June 30,
                                                                -------------------------------   -------------------------------
                                                                     2002             2001             2002             2001
                                                                --------------   --------------   --------------   --------------
Net income allocated to:
      Preferred shares:
         Series I                                                 $         -      $       180      $         -      $       344
                                                                ==============   ==============   ==============   ==============
         Series II                                                          -               49                -               94
                                                                ==============   ==============   ==============   ==============
      Preferred capital distribution shares:
         Series I                                                 $         -      $        66       $        -      $       137
                                                                ==============   ==============   ==============   ==============
         Series II                                                          -                2                -               13
                                                                ==============   ==============   ==============   ==============
      Term growth shares                                          $         -      $       216      $       153      $       424
                                                                ==============   ==============   ==============   ==============
      Common shares                                               $     2,920      $    11,813      $    17,813      $     2,749
                                                                ==============   ==============   ==============   ==============
Basic net income per share:
      Preferred shares:
         Series I                                                 $         -      $     13.21      $         -      $     24.11
                                                                ==============   ==============   ==============   ==============
         Series II                                                          -             8.34                -            14.42
                                                                ==============   ==============   ==============   ==============
      Preferred capital distribution shares:
         Series I                                                 $         -      $      9.27      $         -      $     18.37
                                                                ==============   ==============   ==============   ==============
         Series II                                                          -             0.82                -             4.59
                                                                ==============   ==============   ==============   ==============
      Common shares:
      Income before cumulative effect of accounting change        $      0.12      $      0.55      $      0.73      $      0.72
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                    -                -                -            (0.59)
                                                                --------------   --------------   --------------   --------------
      Basic net income per common share                           $      0.12      $      0.55      $      0.73      $      0.13
                                                                ==============   ==============   ==============   ==============
      Weighted average common shares outstanding                   25,252,124       21,524,016       24,423,091       20,747,361

Diluted net income per share:
      Common shares:
      Income before cumulative effect of accounting change        $      0.11      $      0.54      $      0.71      $      0.71
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments                    -                -                -            (0.58)
                                                                --------------   --------------   --------------   --------------
      Diluted net income per common share                         $      0.11      $      0.54      $      0.71      $      0.13
                                                                ==============   ==============   ==============   ==============
      Weighted average common shares outstanding                   25,835,808       22,014,990       25,022,631       21,222,890

The accompanying notes are an integral part of these financial statements.




                                          MUNICIPAL MORTGAGE & EQUITY, LLC
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (in thousands)
                                                     (unaudited)


                                                                     For the three months ended    For the six months ended
                                                                               June 30,                      June 30,
                                                                    ----------------------------  ----------------------------
                                                                        2002           2001           2002           2001
                                                                    -------------   ------------  --------------  ------------
Net income                                                               $ 2,920       $ 12,326        $ 17,966       $ 3,761
                                                                    -------------   ------------  --------------  ------------

Other comprehensive income (loss):
    Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period            2,928          1,364          (1,166)        5,126
    Reclassification adjustment for (gains) losses
       included in net income                                                  -              -            (996)       12,227
                                                                    -------------   ------------  --------------  ------------
Other comprehensive income (loss)                                          2,928          1,364          (2,162)       17,353
                                                                    -------------   ------------  --------------  ------------
Comprehensive income                                                     $ 5,848       $ 13,690        $ 15,804      $ 21,114
                                                                    =============   ============  ==============  ============

The accompanying notes are an integral part of these financial statements.




                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                            (unaudited)


                                                                                                 For the six months ended
                                                                                                        June 30,
                                                                                           ----------------- -----------------
                                                                                                  2002              2001
                                                                                           ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $ 17,966          $  3,761
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company                                5,989             5,212
    Cumulative effect of  accounting change                                                               -            12,277
    Net holding losses on trading securities                                                          4,609             3,593
    Other-than-temporary impairments related to investments in
      tax-exempt bonds                                                                                  110             3,256
    Decrease in valuation allowance on parity working capital loans                                       -               (21)
    Net gain on sales                                                                                (2,869)           (1,045)
    (Income) loss from investment in partnerships                                                       229               (73)
    Net amortization of premiums, discounts and fees on investments                                      26               155
    Depreciation and amortization                                                                       942             1,442
    Tax benefit from deferred share benefit                                                             400                 -
    Deferred share compensation expense                                                                 862               738
    Common and deferred shares issued under the Non-Employee Directors' Share Plans                      96                 -
    Increase in interest receivable                                                                    (851)              (22)
    Increase in other assets                                                                         (4,516)           (5,483)
    Increase (decrease) in accounts payable, accrued expenses and other liabilities                  (2,896)              312
                                                                                           ----------------- -----------------
Net cash provided by operating activities                                                            20,097            24,102
                                                                                           ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and other bond-related investments                                    (49,399)          (45,892)
Loan originations                                                                                  (181,216)         (197,467)
Principal payments received                                                                         220,134           192,369
Purchases of property and equipment                                                                    (291)             (911)
Investment in partnerships                                                                          (86,352)           (5,595)
Return of capital invested in partnerships                                                            9,285            11,877
Net proceeds from sales of investments                                                               12,179             5,000
Net reduction in restricted assets                                                                   (8,312)           (5,699)
                                                                                           ----------------- -----------------
Net cash used in investing activities                                                               (83,972)          (46,318)
                                                                                           ----------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                                   344,543           284,125
Repayment of credit facilities                                                                     (385,243)         (311,598)
Proceeds from short-term debt                                                                        32,547                 -
Repayment of short-term debt                                                                        (28,992)          (11,695)
Proceeds from long-term debt                                                                          3,538            10,703
Repayment of long-term debt                                                                            (262)             (206)
Issuance of common shares                                                                            77,555            82,645
Redemption of preferred shares                                                                      (19,298)           (7,168)
Proceeds from stock options exercised                                                                 2,255               905
Distributions on common shares                                                                      (20,976)          (18,967)
Distributions to preferred shares in a subsidiary company                                            (5,955)           (5,212)
                                                                                           ----------------- -----------------
Net cash (used in) provided by financing activities                                                    (288)           23,532
                                                                                           ----------------- -----------------
Net (decrease) increase in cash and cash equivalents                                                (64,163)            1,316
Cash and cash equivalents at beginning of period                                                     97,373            27,504
                                                                                           ----------------- -----------------
Cash and cash equivalents at end of period                                                         $ 33,210          $ 28,820
                                                                                           ================= =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                      $ 14,771          $ 17,740
                                                                                           ================= =================
Income taxes paid                                                                                  $    731          $    316
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





                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (in thousands, except share data)
                                                                 (unaudited)



                                              Preferred Capital                                              Accumulated
                        Preferred Shares     Distribution Shares  Term                                          Other
                        ---------------------------------------- Growth     Common   Treasury   Unearned    Comprehensive
                        Series I   Series II  Series I Series II Shares     Shares    Shares  Compensation   Income(Loss)   Total
                        -------- ---------- --------- --------- -------  ----------- -------- ------------- ------------- ---------
Balance,
 January 1, 2002        $ 6,914    $ 2,326   $ 2,552     $ 411   $ 229   $   406,733   $ (912)     $ (4,145)     $ 22,600  $436,708
Net income                    -          -         -         -     153        17,813        -             -             -    17,966
Unrealized losses on
 investments, net of
 reclassifications            -          -         -         -       -             -        -             -        (2,162)   (2,162)
Distributions              (115)       (15)      (49)       (1)   (382)      (20,414)       -             -             -   (20,976)
Redemption of
 preferred shares        (6,799)    (2,311)   (2,503)     (410)      -        (7,275)       -             -             -   (19,298)
Options exercised             -          -         -         -       -         2,255        -             -             -     2,255
Issuance of common
 shares                       -          -         -         -       -        77,555        -             -             -    77,555
Deferred shares
 issued under the
 Non-Employee
 Directors' Share
 Plans                        -          -         -         -       -            96        -             -             -        96
Deferred share grants         -          -         -         -       -           830        -          (830)            -         -
Amortization of
 deferred
 compensation                 -          -         -         -       -             -        -           862             -       862
Tax benefit from
 exercise of options
 and vesting of
 deferred shares              -          -         -         -       -           400        -             -             -       400
                        -------- ---------- --------- --------- -------- ----------- -------- ------------- ------------- ---------
 Balance, June 30, 2002 $     -    $     -   $     -     $   -   $   -   $   477,993   $ (912)     $ (4,113)     $ 20,438  $493,406
                        ======== ========== ========= ========= ======== =========== ======== ============= ============= =========

                                              Preferred Capital
                        Preferred Shares    Distribution Shares   Term
                        -------- ---------- -------------------  Growth     Common   Treasury
SHARE ACTIVITY:         Series I  Series II  Series I Series II  Shares     Shares    Shares
                        -------- ---------- --------- --------- -------- ----------- --------
Balance,
 January 1, 2002         10,995      3,176     5,742     1,391   2,000    21,820,236   59,330
Redemption of
 preferred shares       (10,995)    (3,176)   (5,742)   (1,391) (2,000)            -        -
Options exercised             -          -         -         -       -       123,731        -
Issuance of common
 shares                       -          -         -         -       -     3,300,707        -
Issuance of common
 shares under
 employee share
 incentive plans              -          -         -         -       -        59,462        -
Deferred shares
 issued under the
 Non-Employee
 Directors'
 Share Plans                  -          -         -         -       -         3,856        -
                        -------- ---------- --------- --------- -------- ----------- --------
Balance, June 30, 2002        -          -         -         -       -    25,307,992   59,330
                        ======== ========== ========= ========= ======== =========== ========


The accompanying notes are an integral part of these financial statements.



                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     Municipal Mortgage & Equity, LLC ("MuniMae") and its subsidiaries (together with MuniMae, the "Company") are principally engaged in originating, investing in and servicing investments related to multifamily housing and other real estate financings. The Company's operations are structured into two business segments, an investing segment and an operating segment. The Company's investing segment consists primarily of investments in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income derived from the majority of these investments is exempt income for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments.

     The Company's operating segment specializes in originating, investing in and servicing investments in the affordable housing industry, both for its own account and on behalf of third parties. These investments generate taxable, not tax-exempt, income.

     The Company also invests in (1) other housing-related debt and equity investments, including tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and equity investments in real estate operating partnerships and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments. These investments may be held in the investing segment or the operating segment, depending on the tax and other characteristics of the individual investment.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which were effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the year ended December 31, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. Application of the nonamortization provision is expected to result in additional net income of $1.6 million for the year ended December 31, 2002. All goodwill was tested for impairment in accordance with the provisions of the FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets was not ceased.

     The Company's goodwill at June 30, 2002 and December 31, 2001 represents the excess of cost over market value of the net assets acquired from the acquisition of businesses in the Company's operating segment. For the three months and six months ended June 30, 2002, there was no change in the carrying value of the Company's goodwill. The following table shows the effect of goodwill amortization on net income and net income per share for the periods presented:




                                              Three Months Ended           Six Months Ended
                                         June 30, 2002 June 30, 2001 June 30, 2002  June 30, 2001
                                         ------------- ------------- ------------- --------------

Reported net income to common shares          $ 2,920     $ 11,813      $ 17,813        $ 2,749
Add back: goodwill amortization                     -          357             -            843
                                         ------------- ------------- ------------- --------------
Adjusted net income to common shares          $ 2,920     $ 12,170      $ 17,813        $ 3,592
                                         -============ ============- ============= ==============

Basic net income per share:
Reported net income per share                  $ 0.12       $ 0.55        $ 0.73         $ 0.13
Goodwill amortization                               -         0.02             -           0.04
                                         ------------- ------------- ------------- --------------
Adjusted net income per share                  $ 0.12       $ 0.57        $ 0.73         $ 0.17
                                         ============= ============- ============= ==============

Diluted net income per share:
Reported net income per share                  $ 0.11       $ 0.54        $ 0.71         $ 0.13
Goodwill amortization                               -         0.02             -           0.04
                                         ------------- ------------- ------------- --------------
Adjusted net income per share                  $ 0.11       $ 0.56        $ 0.71         $ 0.17
                                         -============ ============- ============= ==============




NOTE 2 - INVESTMENT IN TAX-EXEMPT BONDS

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

     During the second quarter of 2002, the Company funded $17.8 million in tax-exempt bonds collateralized by six multifamily apartment communities. Of this amount, $153,000 was an investment in non-participating bonds; the approximately $44.0 million balance of these bonds is expected to be funded by the Company in the third and fourth quarters of 2002. These investments have a weighted average interest rate of 6.99% per annum and maturities ranging from July 2034 to August 2045. All of these investments relate to to-be-built communities. The remaining $17.6 million in funding was attributable to investments in non-participating bonds: investments in a $4.4 million tax-exempt bond, a $2.6 million tax-exempt bond and a $1.0 million tax-exempt bond, all collateralized by two properties known as Lakeside and Golf Villas; and a $9.6 million tax-exempt bond collateralized by a property known as Park Center. The $8.0 million investment in the Lakeside and Golf Villas bonds were sold later in the second quarter for $8.0 million.

     In order to facilitate the securitization (see Note 3) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. At June 30, 2002 and December 31, 2001, the total carrying amount of the tax-exempt bonds pledged as collateral was $410.8 million and $358.4 million, respectively.

     The table on pages 11 and 12 provides certain information with respect to the bonds held by the Company at June 30, 2002 and December 31, 2001.


                                                                                                 June 30, 2002
                                                                              -------------------------------------------------
                                                             Base                  Face    Amortized   Unrealized     Fair
Investment in Tax-Exempt                           Year    Interest   Maturity    Amount      Cost     Gain(Loss)     Value
 Bonds                                           Acquired  Rate (12)    Date      (000s)     (000s)      (000s)      (000s)
------------------------------                   -------------------- -------------------------------- ----------- ------------
Participating Bonds (1):
  Arlington                          (9)           2000        8.100  Jan. 2031    $12,625    $12,562       $ 189    $ 12,751
  Cobblestone                        (9)           1999        7.125  Aug. 2039      6,800      6,732        (340)      6,392
  Cool Springs                    (4),(10)         2000        7.750  Aug. 2030     14,472     14,313         159      14,472
  Crossings                       (4),(19)         1997        8.000  Jul. 2007      6,794      6,701         774       7,475
  Jefferson Commons                 (15)           2000        8.200  Jan. 2031     19,822     19,523         696      20,219
  Palisades Park                     (9)           2001        7.125  Aug. 2028      8,470      8,458          13       8,471
  Timber Ridge                    (4),(10)         2000        7.950  Jan. 2036      5,215      5,119         148       5,267
  Villas at LaRiveria             (4),(10)         1999        7.125  Jun. 2034      8,836      8,731         106       8,837
                                                                                ---------------------- ----------- ------------
  Subtotal participating bonds                                                      83,034     82,139       1,745      83,884
                                                                                ---------------------- ----------- ------------
Non-Participating Bonds:
  Alban Place                    (2),(4),(5)       1986        8.150  Oct. 2008     10,065     10,065       1,139      11,204
  Baytown                         (4),(10)         2000        7.750  Jun. 2030      4,987      4,938        (250)      4,688
  Bedford Park                       (9)           2000        8.000  Nov. 2032      9,325      9,232        (839)      8,393
  Buchanan Bay                       (9)           2001        5.830  Dec. 2031     10,725      9,098         876       9,974
  Canterberry Crossing A                           2001        6.700  Dec. 2031     10,430     10,222          (1)     10,221
  Canterberry Crossing B                           2001        6.700  Dec. 2021      2,000      1,960           -       1,960
  Chancellor                      (4),(10)         2001        7.200  Jul. 2043      5,610      5,554           -       5,554
  Chancellor II                     (10)           2002          (21)   (21)            51         51           -          51
  Charter House                                    1996        7.450  Jul. 2026         25         25           3          28
  Cielo Vista                     (4),(10)         1999        7.125  Sep. 2034      9,436      9,363        (965)      8,398
  Club West                          (9)           2001        6.580    (17)         7,960      7,910        (308)      7,602
  Coronel Village                   (10)           2002        7.350  Jul. 2034         51         51           -          51
  Country Club                      (10)           1999        7.250  Aug. 2029      2,465      2,433        (141)      2,292
  Creekside Village            (2),(4),(6),(8)     1987        7.750  Nov. 2009     11,760      7,396         586       7,982
  Delta Village                     (10)           1999        7.125  Jun. 2035      2,011      1,976         (95)      1,881
  Elmbrook-Golden                 (4),(10)         2000        7.800  May  2035      2,789      2,736          12       2,748
  Gannon - Cedar Run              (4),(10)         1998        7.125  Dec. 2025     13,200     13,238         (71)     13,167
  Gannon - Dade                   (4),(10)         1998        7.125  Dec. 2029     54,797     55,110        (450)     54,660
  Gannon - Whispering Palms       (4),(10)         1998        7.125  Dec. 2029     12,437     12,497         (92)     12,405
  Gannon Bond                     (4),(10)         1998        7.125  Dec. 2029      3,500      3,500          (9)      3,491
  Harmony Hills Series 2000                        2001        6.750  May  2003        100        100         (10)         90
  Harmony Hills Series 2001                        2001        7.250  May  2032     17,700     17,346        (531)     16,815
  Hidden Valley                   (4),(10)         1996        8.250  Jan. 2026      1,620      1,620           -       1,620
  Honey Creek                        (9)           2000        7.625  Jul. 2035     20,485     20,277        (508)     19,769
  Hunter's Glen                      (9)           2001        6.350  Dec. 2029     10,740      9,111       1,736      10,847
  La Paloma                          (9)           2001        6.710  May 2030       4,378      4,378        (438)      3,940
  Lakeview Garden              (2),(4),(6),(8)     1987        7.750  Aug. 2007      9,003      4,918       1,521       6,439
  Lake Piedmont                 (4),(6),(10)       1998        7.725  Apr. 2034     19,118     18,017      (2,722)     15,295
  Las Trojas                        (10)           2002          (21)   (21)            51         51           -          51
  Mountain View (Willowgreen)      (2),(9)         2000        8.000  Dec. 2010      9,275      6,769       2,784       9,553
  Mountainview Village              (10)           2002          (16)   (16)            51         51           -          51
  North Pointe                   (2),(4),(6)       1986        7.300  Aug. 2006     25,185     12,739      11,679      24,418
  Northridge Park                (2),(4),(5)       1987        7.500  Jun. 2012      8,815      8,815         220       9,035
  Oakbrook                           (9)           1996        8.200  Jul. 2026      3,045      3,074           1       3,075
  Oakgrove                      (4),(10),(22)      2001        7.000  Dec. 2041      7,000      6,913        (193)      6,720
  Oaklahoma                          (4)           2001        7.125  Jul. 2028     19,500     19,538      (6,863)     12,675
  Oakmont/Towne Oaks                 (9)           1998        7.200  Jan. 2034     11,208     11,186        (875)     10,311
  Orangevale                      (4),(10)         1998        7.000  Oct. 2013      2,192      2,192         (43)      2,149
  Paola                             (10)           1999        7.250  Aug. 2029      1,039      1,026         (59)        967
  Park Center                     (4),(10)         2002        6.375  Apr. 2034      9,600      9,130         (10)      9,120
  Parkwood                           (9)           1999        7.125  Jun. 2035      3,910      3,842         811       4,653
  Pavilion                           (9)           2001        6.710  May  2030      5,100      5,100        (255)      4,845
  Penn Valley                       (10)           2001          (13)   (13)         2,360      2,338          (2)      2,336
  Queen Anne                         (9)           2001        7.088  Aug. 2013      6,168      6,168           -       6,168
  Rancho Mirage                   (4),(10)         2000        8.500  Jun. 2040     12,780     12,780        (383)     12,397
  Riverset Phase II                  (4)           1999        9.500  Oct. 2019      7,610      7,715         (30)      7,685
  Sahuarita                       (4),(10)         1999        7.125  Jun. 2029      2,108      2,096         (93)      2,003
  Santa Fe Springs                   (4)           2000          (14) Jun. 2025     11,700     11,455      (2,095)      9,360
  Shadowbrook                     (4),(10)         1999        6.850  Jun. 2029      5,780      5,767        (392)      5,375
  Silver Spring                      (9)           2001        7.375  Dec. 2029     10,270     10,298         177      10,475
  Sonterra                        (4),(10)         1998        7.000  Jun. 2035     10,074     10,100      (3,048)      7,052
  Southwinds                      (4),(10)         2000        8.000  Sept.2030      4,333      4,247         (44)      4,203
  Stone Mountain                  (4),(10)         1997        7.875  Oct. 2027     33,900     34,052        (999)     33,053
  Sycamore Senior Village           (10)           2002          (20)   (20)            51         51           -          51
  Torries Chase                      (9)           1996        8.150  Jan. 2026      1,970      1,970          20       1,990
  University Courtyard               (9)           2000        7.250  Mar. 2040      9,850      9,750        (392)      9,358
  Villa Hialeah                 (2),(4),(10)       1999        6.000  Aug. 2019     10,250      8,005       1,733       9,738
  Village Green                      (9)           2001        7.625  Feb. 2035      6,420      6,439        (340)      6,099
  Walnut Tree                       (10)           2002          (21)   (21)            51         51           -          51
  Western Hills                   (4),(10)         1998        7.000  Dec. 2029      3,014      3,014        (272)      2,742
  Willow Key                         (9)           2001        6.717    (18)        17,440     17,440        (523)     16,917
  Woodmark                        (4),(10)         1999        7.125  Jun. 2039     10,200     10,072          26      10,098
                                                                                ----------- ----------- ----------- -------------
  Subtotal non-participating bonds                                                 529,068    497,356      (1,017)    496,339
                                                                                ----------- ----------- ----------- -------------



                                                                                                December 31, 2001
                                                                                --------------------------------------------------
                                                             Base                  Face     Amortized     Unrealized     Fair
Investment in Tax-Exempt                           Year    Interest   Maturity    Amount       Cost       Gain (Loss)    Value
 Bonds                                           Acquired  Rate (12)    Date      (000s)      (000s)        (000s)       (000s)
------------------------------                   -------------------- --------- ----------- ----------- -------------- -----------
Participating Bonds (1):
  Arlington                          (9)           2000        8.100  Jan. 2031   $ 12,625     $12,562         $ 63    $ 12,625
  Cobblestone                        (9)           1999        7.125  Aug. 2039      6,800       6,732         (340)      6,392
  Cool Springs                    (4),(10)         2000        7.750  Aug. 2030     14,472      14,313          159      14,472
  Crossings                       (4),(19)         1997        8.000  Jul. 2007      6,795       6,709          589       7,298
  Jefferson Commons                 (15)           2000        8.200  Jan. 2031     19,857      19,559          894      20,453
  Palisades Park                     (9)           2001        7.125  Aug. 2028      8,470       8,458           13       8,471
  Timber Ridge                    (4),(10)         2000        7.950  Jan. 2036      5,215       5,119           (8)      5,111
  Villas at LaRiveria             (4),(10)         1999        7.125  Jun. 2034      8,844       8,738           18       8,756
                                                                                ----------- ----------- -------------- -----------
  Subtotal participating bonds                                                      83,078      82,190        1,388      83,578
                                                                                ----------- ----------- -------------- -----------
Non-Participating Bonds:
  Alban Place                    (2),(4),(5)       1986        8.150  Oct. 2008     10,065      10,065        1,014      11,079
  Baytown                         (4),(10)         2000        7.750  Jun. 2030      5,000       4,950         (250)      4,700
  Bedford Park                       (9)           2000        8.000  Nov. 2032      9,325       9,232          140       9,372
  Buchanan Bay                       (9)           2001        5.830  Dec. 2031     10,725       9,098          876       9,974
  Canterberry Crossing A                           2001        6.700  Dec. 2031     10,430      10,222            -      10,222
  Canterberry Crossing B                           2001        6.700  Dec. 2021      2,000       1,960            -       1,960
  Chancellor                      (4),(10)         2001        7.200  Jul. 2043      5,610       5,554           56       5,610
  Chancellor II                     (10)           2002          (21)   (21)             -           -            -           -
  Charter House                                    1996        7.450  Jul. 2026         25          25            3          28
  Cielo Vista                     (4),(10)         1999        7.125  Sep. 2034      9,458       9,385         (873)      8,512
  Club West                          (9)           2001        6.580    (17)         7,960       7,910         (269)      7,641
  Coronel Village                   (10)           2002        7.350  Jul. 2034          -           -            -           -
  Country Club                      (10)           1999        7.250  Aug. 2029      2,472       2,440         (129)      2,311
  Creekside Village            (2),(4),(6),(8)     1987        7.750  Nov. 2009     11,760       7,396          497       7,893
  Delta Village                     (10)           1999        7.125  Jun. 2035      2,011       1,976          (96)      1,880
  Elmbrook-Golden                 (4),(10)         2000        7.800  May  2035      2,794       2,740           (2)      2,738
  Gannon - Cedar Run              (4),(10)         1998        7.125  Dec. 2025     13,200      13,238           94      13,332
  Gannon - Dade                   (4),(10)         1998        7.125  Dec. 2029     54,883      55,111         (141)     54,970
  Gannon - Whispering Palms       (4),(10)         1998        7.125  Dec. 2029     12,473      12,534          (29)     12,505
  Gannon Bond                     (4),(10)         1998        7.125  Dec. 2029      3,500       3,500            9       3,509
  Harmony Hills Series 2000                        2001        6.750  May  2003        100         100           (2)         98
  Harmony Hills Series 2001                        2001        7.250  May  2032     17,700      17,346          177      17,523
  Hidden Valley                   (4),(10)         1996        8.250  Jan. 2026      1,620       1,620            -       1,620
  Honey Creek                        (9)           2000        7.625  Jul. 2035     20,485      20,277         (816)     19,461
  Hunter's Glen                      (9)           2001        6.350  Dec. 2029     10,740       9,111        1,629      10,740
  La Paloma                          (9)           2001        6.710  May  2030      4,378       4,378         (438)      3,940
  Lakeview Garden              (2),(4),(6),(8)     1987        7.750  Aug. 2007      9,003       4,918        1,399       6,317
  Lake Piedmont                 (4),(6),(10)       1998        7.725  Apr. 2034     19,118      18,017       (5,590)     12,427
  Las Trojas                        (10)           2002          (21)   (21)             -           -            -           -
  Mountain View (Willowgreen)      (2),(9)         2000        8.000  Dec. 2010      9,275       6,769        2,691       9,460
  Mountainview Village              (10)           2002          (16)   (16)             -           -            -           -
  North Pointe                   (2),(4),(6)       1986        7.300  Aug. 2006     25,185      12,739       11,366      24,105
  Northridge Park                (2),(4),(5)       1987        7.500  Jun. 2012      8,815       8,815          176       8,991
  Oakbrook                           (9)           1996        8.200  Jul. 2026      3,065       3,094          (60)      3,034
  Oakgrove                      (4),(10),(22)      2001        7.000  Dec. 2041      7,000       6,913         (123)      6,790
  Oaklahoma                          (4)           2001        7.125  Jul. 2028     19,500      19,538       (6,551)     12,987
  Oakmont/Towne Oaks                 (9)           1998        7.200  Jan. 2034     11,208      11,186         (871)     10,315
  Orangevale                      (4),(10)         1998        7.000  Oct. 2013      2,213       2,212          (44)      2,168
  Paola                             (10)           1999        7.250  Aug. 2029      1,042       1,029          (70)        959
  Park Center                     (4),(10)         2002        6.375  Apr. 2034          -           -            -           -
  Parkwood                           (9)           1999        7.125  Jun. 2035      3,910       3,842          850       4,692
  Pavilion                           (9)           2001        6.710  May  2030      5,100       5,100         (255)      4,845
  Penn Valley                       (10)           2001          (13)   (13)         2,360       2,338           22       2,360
  Queen Anne                         (9)           2001        7.088  Aug. 2013      6,168       6,168           31       6,199
  Rancho Mirage                   (4),(10)         2000        8.500  Jun. 2040          -           -            -           -
  Riverset Phase II                  (4)           1999        9.500  Oct. 2019        110         105            7         112
  Sahuarita                       (4),(10)         1999        7.125  Jun. 2029      2,114       2,102         (149)      1,953
  Santa Fe Springs                   (4)           2000          (14) Jun. 2025     11,700      11,455       (1,042)     10,413
  Shadowbrook                     (4),(10)         1999        6.850  Jun. 2029      5,780       5,767         (392)      5,375
  Silver Spring                      (9)           2001        7.375  Dec. 2029     10,270      10,298          382      10,680
  Sonterra                        (4),(10)         1998        7.000  Jun. 2035          -           -            -           -
  Southwinds                      (4),(10)         2000        8.000  Sept.2030      4,344       4,258            -       4,258
  Stone Mountain                  (4),(10)         1997        7.875  Oct. 2027     33,900      34,061         (839)     33,222
  Sycamore Senior Village           (10)           2002          (20)   (20)             -           -            -           -
  Torries Chase                      (9)           1996        8.150  Jan. 2026      1,985       1,985           50       2,035
  University Courtyard               (9)           2000        7.250  Mar. 2040      9,850       9,750         (195)      9,555
  Villa Hialeah                 (2),(4),(10)       1999        6.000  Aug. 2019     10,250       8,005        1,323       9,328
  Village Green                      (9)           2001        7.625  Feb. 2035      6,441       6,460         (470)      5,990
  Walnut Tree                       (10)           2002          (21)   (21)             -           -            -           -
  Western Hills                   (4),(10)         1998        7.000  Dec. 2029      3,021       3,021         (272)      2,749
  Willow Key                         (9)           2001        6.717    (18)        17,440      17,440         (523)     16,917
  Woodmark                        (4),(10)         1999        7.125  Jun. 2039     10,200      10,072           26      10,098
                                                                                ----------- ----------- -------------- -----------
  Subtotal non-participating bonds                                                 489,081     457,625        2,327     459,952
                                                                                ----------- ----------- -------------- -----------



                                                                                                 June 30, 2002
                                                                                -----------------------------------------------
                                                             Base                  Face    Amortized   Unrealized     Fair
                                                   Year    Interest   Maturity    Amount      Cost     Gain(Loss)     Value
                                                 Acquired  Rate (12)    Date      (000s)     (000s)      (000s)      (000s)
                                                 -------------------- -------------------- ----------- ------------ -----------
Participating Subordinate Bonds (1):
  Barkley Place               (3),(4),(6),(10)     1995       16.000  Jan. 2030      3,480      2,445       3,485       5,930
  Gilman Meadows              (3),(4),(6),(10)     1995        3.000  Jan. 2030      2,875      2,530       2,810       5,340
  Hamilton Chase               (3),(4),(6),(8)     1995        3.000  Jan. 2030      6,250      4,140        (593)      3,547
  Mallard Cove I              (3),(4),(6),(10)     1995        3.000  Jan. 2030      1,670        798         416       1,214
  Mallard Cove II             (3),(4),(6),(10)     1995        3.000  Jan. 2030      3,750      2,429       1,133       3,562
  Meadows                     (3),(4),(6),(10)     1995       16.000  Jan. 2030      3,635      3,716         478       4,194
  Montclair                   (3),(4),(6),(10)     1995        3.000  Jan. 2030      6,840      1,691       1,595       3,286
  Newport Village             (3),(4),(6),(10)     1995        3.000  Jan. 2030      4,175      2,973       3,672       6,645
  Nicollet Ridge              (3),(4),(6),(10)     1995        3.000  Jan. 2030     12,415      6,075       4,723      10,798
  Riverset Phase II                  (6)           1996       10.000  Oct. 2019      1,489          -         521         521
  Steeplechase                (3),(4),(6),(10)     1995       16.000  Jan. 2030      5,300      4,223        (908)      3,315
  Whispering Lake             (3),(4),(6),(10)     1995        3.000  Jan. 2030      8,500      4,779       2,845       7,624
                                                                                ---------- ----------- ------------ -----------
  Subtotal participating subordinate bonds                                          60,379     35,799      20,177      55,976
                                                                                ---------- ----------- ------------ -----------

Non-Participating Subordinate Bonds:
  Cinnamon Ridge                                   1999        5.000  Jan. 2015      1,832      1,218          10       1,228
  Farmington Meadows                (10)           1999        8.000  Aug. 2039      1,979      1,934          45       1,979
  Independence Ridge                (10)           1996       12.500  Dec. 2015      1,045      1,045          73       1,118
  Locarno                           (10)           1996       12.500  Dec. 2015        675        675          20         695
  Oakmont/Towne Oaks                (10)           2002        7.200  Jan. 2034        653        496           -         496
  Olde English Manor              (6),(11)         1998       10.570  Nov. 2033      1,273      1,268        (186)      1,082
  Oxford C Bond                                    2001        9.125  Nov. 2039      5,420      5,250          (6)      5,244
  Penn Valley B Bond                               2001        8.200  Apr. 2003        800        793           -         793
  Rillito B Series                 (6),(7)         2000       13.000  Dec. 2033      1,054      1,241        (345)        896
  Winter Oaks B Bond              (6),(10)         1999        7.500  Jul. 2022      2,184      2,133          29       2,162
  Winter Oaks C Bond              (6),(10)         1999       10.000  Jul. 2022      2,141      1,654         379       2,033
                                                                                ---------- ----------- ------------ -----------
  Subtotal non-participating subordinate bonds                                      19,056     17,707          19      17,726
                                                                                ---------- ----------- ------------ -----------
Total investment in tax-exempt bonds                                              $691,537   $633,001    $ 20,924   $ 653,925
                                                                                ========== =========== ============ ===========





                                                                                               December 31, 2001
                                                                                ------------------------------------------------
                                                             Base                  Face     Amortized   Unrealized     Fair
                                                   Year    Interest   Maturity    Amount       Cost    Gain (Loss)     Value
                                                 Acquired  Rate (12)    Date      (000s)      (000s)      (000s)      (000s)
                                                 -------- ---------- ---------  ---------- ----------- ------------ ------------
Participating Subordinate Bonds (1):
  Barkley Place               (3),(4),(6),(10)     1995       16.000  Jan. 2030      3,480       2,445        3,559       6,004
  Gilman Meadows              (3),(4),(6),(10)     1995        3.000  Jan. 2030      2,875       2,530        2,680       5,210
  Hamilton Chase               (3),(4),(6),(8)     1995        3.000  Jan. 2030      6,250       4,140         (621)      3,519
  Mallard Cove I              (3),(4),(6),(10)     1995        3.000  Jan. 2030      1,670         798          474       1,272
  Mallard Cove II             (3),(4),(6),(10)     1995        3.000  Jan. 2030      3,750       2,429        1,185       3,614
  Meadows                     (3),(4),(6),(10)     1995       16.000  Jan. 2030      3,635       3,716          355       4,071
  Montclair                   (3),(4),(6),(10)     1995        3.000  Jan. 2030      6,840       1,691        1,654       3,345
  Newport Village             (3),(4),(6),(10)     1995        3.000  Jan. 2030      4,175       2,973        3,477       6,450
  Nicollet Ridge              (3),(4),(6),(10)     1995        3.000  Jan. 2030     12,415       6,075        4,611      10,686
  Riverset Phase II                  (6)           1996       10.000  Oct. 2019      1,489           -          725         725
  Steeplechase                (3),(4),(6),(10)     1995       16.000  Jan. 2030      5,300       4,223       (1,108)      3,115
  Whispering Lake             (3),(4),(6),(10)     1995        3.000  Jan. 2030      8,500       4,779        2,892       7,671
                                                                                ---------- ----------- ------------ -------------
  Subtotal participating subordinate bonds                                          60,379      35,799       19,883      55,682
                                                                                ---------- ----------- ------------- ------------

Non-Participating Subordinate Bonds:
  Cinnamon Ridge                                   1999        5.000  Jan. 2015      1,832       1,218           28       1,246
  Farmington Meadows                (10)           1999        8.000  Aug. 2039      1,983       1,938           45       1,983
  Independence Ridge                (10)           1996       12.500  Dec. 2015      1,045       1,045           94       1,139
  Locarno                           (10)           1996       12.500  Dec. 2015        675         675           34         709
  Oakmont/Towne Oaks                (10)           2002        7.200  Jan. 2034          -           -            -           -
  Olde English Manor              (6),(11)         1998       10.570  Nov. 2033      1,273       1,268         (173)      1,095
  Oxford C Bond                                    2001        9.125  Nov. 2039      5,420       5,250           (6)      5,244
  Penn Valley B Bond                               2001        8.200  Apr. 2003        800         793            -         793
  Rillito B Series                 (6),(7)         2000       13.000  Dec. 2033      1,054       1,241         (334)        907
  Winter Oaks B Bond              (6),(10)         1999        7.500  Jul. 2022      2,184       2,133           29       2,162
  Winter Oaks C Bond              (6),(10)         1999       10.000  Jul. 2022      2,141       1,654          316       1,970
                                                                                ---------- ----------- ------------ -------------
  Subtotal non-participating subordinate bonds                                      18,407      17,215           33      17,248
                                                                                ---------- ----------- ------------ -------------
Total investment in tax-exempt bonds                                             $ 650,945    $592,829     $ 23,631   $ 616,460
                                                                                ========== =========== ============ =============




Notes:
(1) These bonds also contain additional interest features contingent on available cash flow.
(2)  One of the original 22 bonds.
(3)  Series B Bonds derived from original 22 bonds.
(4)  These assets were pledged as collateral as of June 30, 2002.
(5)  TE Bond Sub or its subsidiaries own an 87% interest in these investments.
(6)  At June 30, 2002 these bonds were on non-accrual status.
(7) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.
(8) TE Bond Sub or its subsidiaries own an 66% interest in Creekside Village, 54% interest in Lakeview Garden and a 67% interest in Hamilton Chase.
(9) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on the underlying bonds.
(10) Investments held by TE Bond Sub or its subsidiaries.
(11) The underlying bonds are held in a trust; TE Bond Sub owns an 81% senior interest in the trust.
(12) The base interest rate represents the permanent base interest rate on the investment.
(13) This investment is comprised of two bonds. The Series 2001 FF-1 bond has a face amount of $1,888,000 with an interest rate of 6.816% and matures on August 1, 2033. The Series 2001 FF-2 bond has a face amount of $472,000 with an interest rate of 8.537% and matures on August 1, 2043.
(14) The interest rate on the Santa Fe bond resets annually. As of June 30, 2002 the intrest rate was 6.53%.
(15) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 81% of underlying bond. TE Bond Sub also owns the 19% certificate which is pledged as collateral at June 30, 2002.
(16) This investment is comprised of two bonds. The Series 2002 T-1 bond has a face amount of $40,800 with an interest rate of 6.555% and matures on April 1, 2035. The Series 2002 T-2 bond has a face amount of $10,200 with an interest rate of 7.852% and matures on April 1, 2045.
(17) This investment is comprised of two bonds. The Series A-1 bond has a face amount of $725,000 and a maturity date of July 2009. The Series A-2 bond has a face amount of $7,235,000 and a maturity date of July 2033.
(18) This investment is comprised of two bonds. The 1998 Series I-1 bond has a face amount of $1,565,000 and a maturity date of June 11, 2009. The 1998 Series I-2 bond has a face amount of $15,875,000 and a maturity date of June 11, 2033.
(19) The underlying bond is held in a trust; TE Bond Sub owns the principal and base interest trust certificate.
(20) This investment is comprised of two bonds. The Series 2002 S-1 bond has a face amount of $40,800 with an interest rate of 6.555% and matures on August 1, 2035. The Series 2002 S-2 bond has a face amount of $10,200 with an interest rate of 7.852% and matures on August 1, 2045.
(21) This investment is comprised of two bonds. The Series 2002-1 bond has a face amount of $41,000 with an interest rate of 6.973% and matures on July 1, 2034. The Series 2002-2 bond has a face amount of $10,000 with an interest rate of 8.232% and matures on July 1, 2044.
(22) This investment is comprised of two bonds. The Series 2001 A-1 bond has a face amount of $5,600,000 with an interest rate of 7.000% and matures on December 1, 2041. The Series 2001 A-2 bond has a face amount of $1,400,000 with an interest rate of 7.000% and matures on December 1, 2041.

NOTE 3 - SECURITIZATION TRANSACTIONS

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds and borrowings, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. See further discussion of the Company's various credit enhancement and securitization investment vehicles in Note 5 to the Company's 2001 Form 10-K.

     In order to facilitate the securitization of certain assets, the Company has pledged additional bonds and taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At June 30, 2002 and December 31, 2001, the total carrying amount of the bonds and taxable loans pledged as collateral was $414.7 million and $361.8 million, respectively.

     In the second quarter of 2002, the Company sold three bonds with a face amount of $30.1 million to Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") in anticipation of placing the bonds in the Merrill Lynch Puttable Floating Option Tax-Exempt Receipts ("P-FLOATssm") program in the third quarter. This transaction was accounted for as a secured borrowing. Accordingly, the Company recorded $28.6 million as short-term debt and the related bonds (Canterberry Crossing and Harmony Hills) remained in investments in tax-exempt bonds.

NOTE 4 - OTHER BOND-RELATED INVESTMENTS

     At June 30, 2002 and December 31, 2001, the Company's other bond-related investments are investments in Residual Interest Tax-Exempt Securities Receipts ("RITESsm"), a security offered by Merrill Lynch through its P-FLOATssm Program. A detailed listing of the other bond-related investments owned by the Company at June 30, 2002 and December 31, 2001 appears in a table on page 15.

RITESsm Valuation Analysis
--------------------------

     The fair value of a RITESsm investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATssm face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The RITESsm investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot contractually be prepaid. Based on historical information, credit losses were estimated to be zero.

     At June 30, 2002 and December 31, 2001, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITESsm would have the following impact:




   (in thousands)                                       June 30, 2002    December 31, 2001
   --------------                                       -------------    -----------------
   Fair value of retained interests                         $3,379              $5,316
   Residual cash flows discount rate (annual rate)     4.2% - 10.3%        4.5% - 12.9%
   Impact on fair value of 10% adverse change             ($17,234)           ($22,821)
   Impact on fair value of 20% adverse change             ($33,010)           ($43,783)




     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.


                                                                                           June 30, 2002
                                                                  ----------------------------------------------------------------
                                                                      Face     Amortized   Unrealized          Fair Value
                                                       Year          Amount       Cost     Gain (Loss)    Assets    Liabilities(2)
Other Bond-Related Investments:                      Acquired        (000s)      (000s)       (000s)      (000s)        (000s)
--------------------------------------------       ------------   ----------- ----------- ------------- ----------- --------------
Investment in RITES:
     Barrington                               (1)     2000          $      5    $      5     $   409     $     414     $       -
     Briarwood                                (1)     1999               135         105         228           333             -
     Charter House                            (1)     1996                80         176         797           973             -
     Cinnamon Ridge                           (1)     2000                 5         326       1,598         1,924             -
     Fort Branch                              (1)     2000                 8           8         370           378             -
     Hidden Brooks                            (1)     2001                 5          63      (2,329)            -        (2,266)
     Indian Lakes                             (1)     2002                 5       1,045        (366)          679             -
     LeMirador (Coleman Senior)               (1)     1999               165           2         190           192             -
     Lincoln Corner                           (1)     2001                10          39        (589)            -          (550)
     Meridian at Bridgewater                  (1)     1999                 5          35        (456)            -          (421)
     Museum Towers                                    2001                 5           5         158           163             -
     North White Road                         (1)     2001                 5          42        (374)            -          (332)
     Olde English Manor                       (1)     1999                76          94        (382)            -          (288)
     Park at Landmark                         (1)     2000                 5           8         502           510             -
     Park Center                              (1)     2001             1,270         134         116           250             -
     Rancho Mirage/Castle Hills               (1)     2000                 -           -           -             -             -
     Rillito Village                          (1)     1999                65          62        (248)            -          (186)
     Riverset Phase I                         (1)     2000                 5       1,066       1,409         2,475             -
     Riverset Phase II                        (1)     1996                 -           -           -             -             -
     Riverview                                (1)     2000                 5           5           -             5             -
     Sienna (Italian Gardens)                 (1)     1999               160          (1)         29            28             -
     Sonterra                                 (1)     1998                 -           -           -             -             -
     Southgate Crossings                      (1)     1997                64         395       1,355         1,750             -
     Southwood                                (1)     1997               415         325      (3,020)            -        (2,695)
     Village at Sun Valley                    (1)     2000                 5           5         140           145             -
     Woodglen                                 (1)     1999                 5          32        (134)            -          (102)
                                                                  ----------- ----------- ------------- ----------- --------------

Total other bond-related investments                                $  2,508    $  3,976     $  (597)    $  10,219     $  (6,840)
                                                                  =========== =========== ============= =========== ==============



                                                                                           Decmber 31, 2001
                                                                  ----------------------------------------------------------------
                                                                      Face     Amortized    Unrealized         Fair Value
                                                       Year          Amount       Cost      Gain (Loss)    Assets    Liabilities(2)
Other Bond-Related Investments:                      Acquired        (000s)      (000s)       (000s)       (000s)       (000s)
--------------------------------------------       ------------   ----------- ----------- ------------- ----------- --------------
Investment in RITES:
     Barrington                               (1)     2000            $    5    $      5     $      -    $       5     $       -
     Briarwood                                (1)     1999               135         104          164          268             -
     Charter House                            (1)     1996                80         199          830        1,029             -
     Cinnamon Ridge                           (1)     2000                 5         327        1,681        2,008             -
     Fort Branch                              (1)     2000                 8           8          370          378             -
     Hidden Brooks                            (1)     2001                 5          65       (1,075)           -        (1,010)
     Indian Lakes                             (1)     2002             3,170       3,254          641        3,895             -
     LeMirador (Coleman Senior)               (1)     1999               165           3          227          230             -
     Lincoln Corner                           (1)     2001                10          32         (470)           -          (438)
     Meridian at Bridgewater                  (1)     1999                 5          37         (316)           -          (279)
     Museum Towers                                    2001                 5           5          105          110             -
     North White Road                         (1)     2001                 5          44          (39)           5             -
     Olde English Manor                       (1)     1999                76          95         (382)           -          (287)
     Park at Landmark                         (1)     2000                 5          12          330          342             -
     Park Center                              (1)     2001             1,270          74         (232)           -          (158)
     Rancho Mirage/Castle Hills               (1)     2000                 5           5         (255)           -          (250)
     Rillito Village                          (1)     1999                65          63         (312)           -          (249)
     Riverset Phase I                         (1)     2000                 5       1,069        1,596        2,665             -
     Riverset Phase II                        (1)     1996                 5         120           35          155             -
     Riverview                                (1)     2000                 5           5          213          218             -
     Sienna (Italian Gardens)                 (1)     1999               160          (1)         106          105             -
     Sonterra                                 (1)     1998                 5          32       (3,062)           -        (3,030)
     Southgate Crossings                      (1)     1997                71         432        1,445        1,877             -
     Southwood                                (1)     1997               420         321       (2,497)           -        (2,176)
     Village at Sun Valley                    (1)     2000                 5           5            -            5             -
     Woodglen                                 (1)     1999                 5          32         (134)           -          (102)
                                                                  ----------- ----------- ------------- ----------- --------------
Total other bond-related investments                                $  5,700     $ 6,347     $ (1,031)    $ 13,295   $    (7,979)
                                                                  =========== =========== ============= =========== ==============


(1)  Investment held by TE Bond Sub or its subsidiaries at June 30, 2002.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.


NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At June 30, 2002 and December 31, 2001, the Company's investments in derivative financial instruments consisted of interest rate swaps and put option contracts. See further discussion of the Company's investment in derivatives in
Note 7 to the Company's 2001 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at June 30, 2002 and December 31, 2001:




                                                       June 30, 2002                               December 31, 2001
                                       --------------------------------------------  --------------------------------------------
                                           Notional          Fair Value                 Notional             Fair Value
                                          Amount (3)     Assets      Liabilities(2)    Amount (3)      Assets      Liabilities(2)
                                            (000s)       (000s)          (000s)         (000s)        (000s)         (000s)
                                       --------------  ------------  --------------  ------------  --------------  --------------
Interest rate agreements (1)               $ 419,230      $ 9,254     $ (29,596)     $ 422,230       $ 2,912       $ (18,646)
Put option agreements                        107,275         -             -           107,275             -               -
                                                       ------------  --------------                --------------  --------------

Total investment in derivative financial instruments      $ 9,254     $ (29,596)                     $ 2,912       $ (18,646)
                                                       ============  ==============                ==============  ==============



(1) The Company enters into interest rate swap contracts to offset against interest rate exposure on the Company's investment in RITESsm. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(3) For the interest rate agreements, notional amount represents total amount of the Company's interest rate swap contracts ($680,335 and $650,335 as of June 30, 2002 and December 31, 2001, respectively) less the total amount of the Company's reverse interest rate swap contracts ($261,105 and $228,105 as of June 30, 2002 and December 31, 2001, respectively). For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.


NOTE 6 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed in Note 8 to the Company's 2001 Form 10-K. The following table summarizes loans receivable by loan type at June 30, 2002 and December 31, 2001:


(in thousands)                   June 30, 2002          December 31, 2001
                              --------------------   ----------------------
Loan Type:
Taxable construction loans              $ 268,147                $ 271,383
Taxable permanent loans                    41,330                   86,182
Taxable loans                              31,214                   30,959
Other loans                                61,654                   52,282
                              --------------------   ----------------------
                                          402,345                  440,806
Allowance for loan losses                    (775)                    (775)
                              --------------------   ----------------------

Total                                   $ 401,570                $ 440,031
                              ====================   ======================


NOTE 7 - INVESTMENT IN PARTNERSHIPS

     At June 30, 2002 and December 31, 2001, the Company's investment in partnerships consisted of equity interests in real estate operating partnerships. The Company's investments in partnerships are accounted for using the equity method. The Company uses the equity method of accounting when the Company owns an interest in a partnership and can exert significant influence over the partnership's operations but cannot control the partnership's operations. Under the equity method, the Company's ownership interest in the partnership's capital is reported as an investment on the consolidated balance sheets and the Company's allocable share of the income or loss from the partnership is reported in other income in the consolidated statements of income. For the three and six months ended June 30, 2002, the Company recorded $93,600 in equity income and $229,000 in an equity loss, respectively.

     During the second quarter of 2002, the Company made a $64.8 million investment for a 35% interest in 18 operating partnerships and four swap partnerships as part of an investment venture with CAPREIT, Inc., a national real estate investment firm, and its affiliates. The Company expects to receive a preferred return of 10.25% on its investment. The Company has committed to invest an additional $11 million in similar investments to be made by CAPREIT over the next six to twelve months.


NOTE 8 - NOTES PAYABLE AND DEBT

     The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 11 to the Company's 2001 Form 10-K. The following table summarizes notes payable at June 30, 2002 and December 31, 2001:



(in thousands)                                        June 30, 2002     December 31, 2001
                                                    -----------------  ------------------
Notes payable                                              $ 197,967           $ 235,420
Group Trust warehouse facility and lines of credit            58,546              65,318
Residential Funding warehouse facility                        87,201              98,033
Bank lines of credit                                          13,756              13,521
Midland Multifamily Equity REIT Credit Line                   21,893               7,459
Other                                                              -                 312
                                                    -----------------  ------------------

Total                                                      $ 379,363           $ 420,063
                                                    =================  ==================



     The Company's short- and long-term debt of $220.3 million and $213.4 million at June 30, 2002 and December 31, 2001, respectively, relates to securitization transactions that the Company has recorded as secured borrowings (see Notes 1 and 5 to the Company's 2001 Form 10-K).

NOTE 9 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     The Company's preferred shareholders' equity in a subsidiary represents four classes of preferred shares issued by MuniMae TE Bond Subsidiary, LLC and its subsidiaries (collectively, "TE Bond Sub"), Series A, A-1, B and B-1
Preferred Shares (collectively, the "TE Bond Preferred Shares"). The income allocable to the TE Bond Preferred Shares is senior to the Company's ownership interest in TE Bond Sub. Therefore, only income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Preferred Shares is allocated to the Company. The following table provides a summary of certain terms of the TE Bond Preferred Shares.




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




     The following table reflects the composition of the TE Bond Preferred Shareholders' equity in TE Bond Sub.




(in thousands)                           Series A       Series A-1      Series B      Series B-1        Total
                                      --------------- --------------- -------------- -------------- ---------------
Balance, January 1, 2002                    $ 80,060        $ 15,206       $ 57,595        $ 7,604       $ 160,465
Income allocable to preferred shares           2,888             504          2,325            272           5,989
Distributions                                 (2,888)           (504)        (2,325)          (272)         (5,989)
                                      --------------- --------------- -------------- -------------- ---------------
Balance, June 30, 2002                      $ 80,060        $ 15,206       $ 57,595        $ 7,604       $ 160,465
                                      =============== =============== ============== ============== ===============




     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Tax-exempt Bonds table in Note 2 and in footnotes to the Other Bond-Related Investments table in Note 4. The fair value of such assets aggregated $542.6 million and $501.4 million at June 30, 2002 and December 31, 2001, respectively. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of MuniMae and in certain circumstances could be foreclosed upon.

NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for common shares for the three and six months ended June 30, 2002 and 2001.



                                        For the three months ended June 30, 2002     For the three months ended June 30, 2001
                                        Income          Shares         Per Share      Income          Shares        Per Share
                                      (Numerator)     (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                     --------------  ----------------  ----------   -------------  ---------------  ---------
(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares          $ 2,920        25,252,124      $ 0.12        $ 11,813       21,524,016     $ 0.55
                                                                       ==========                                   =========
Effect of Dilutive Securities

Options and deferred shares                      -           450,829                           -          490,974

Earnings contingency                             -           132,855                           -                -
                                     --------------  ----------------               -------------  ---------------
Diluted EPS

Income allocable to common shares
   plus assumed conversions                $ 2,920        25,835,808      $ 0.11        $ 11,813       22,014,990     $ 0.54
                                     ==============  ================  ==========   =============  ===============  =========




                                        For the six months ended June 30, 2002         For the six months ended June 30, 2001
                                         Income          Shares        Per Share        Income          Shares        Per Share
                                       (Numerator)     (Denominator)     Amount        (Numerator)   (Denominator)      Amount
                                     --------------  ----------------  ----------   --------------  --------------  -----------
(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares         $ 17,813        24,423,091      $ 0.73          $ 2,749      20,747,361       $ 0.13
                                                                       ==========                                   ===========
Effect of Dilutive Securities

Options and deferred shares                      -           466,685                            -         475,529

Earnings contingency                             -           132,855                            -               -
                                     --------------  ----------------               --------------  --------------
Diluted EPS

Income allocable to common shares
   plus assumed conversions               $ 17,813        25,022,631      $ 0.71          $ 2,749      21,222,890       $ 0.13
                                     ==============  ================  ==========   ==============  ==============  ===========



For the three and six months ended June 30, 2002 and 2001, the effect of all potentially dilutive securities was included in the calculation.


NOTE 11 - DISTRIBUTIONS

     On July 18, 2002 the Board of Directors declared a distribution of $0.4375 for the three months ended June 30, 2002 to common shareholders of record on July 29, 2002. The payment date was August 9, 2002.


NOTE 12 - BUSINESS SEGMENT REPORTING

     The Company has two reportable business segments: (1) an operating segment consisting of subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services, and holding investments producing taxable interest income and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. A complete description of the Company's reporting segments is described in Note 21 to the Company's 2001 Form 10-K.

     The following table reflects the results of the Company's business segments for the three and six months ended June 30, 2002 and 2001.



                                                                     Municipal Mortgage & Equity, LLC
                                                                          Segment Reporting
                                                                      (in thousands) (unaudited)


                                          For the three months ended June 30, 2002       For the six months ended June 30, 2002
                                       ---------------------------------------------- ---------------------------------------------
                                       Investing Operating                  Total      Investing Operating                Total
                                        Segment   Segment  Adjustments   Consolidated   Segment   Segment  Adjustments Consolidated
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
INCOME:
Interest on tax-exempt bonds and
    other bond-related investments      $14,594   $ 1,129       $ -         $ 15,723   $ 28,702   $ 2,614       $ -     $ 31,316
Interest on loans                           832     7,438         -            8,270      1,680    14,589         -       16,269
Loan origination and brokerage fees         750     1,963    (1,500)(1)        1,213        750     3,204    (1,919)(1)    2,035
Syndication fees                              -     2,672         -            2,672          -     4,557         -        4,557
Loan servicing fees                           -     1,660         -            1,660          -     3,568         -        3,568
Interest on short-term investments          194        50         -              244        635        96         -          731
Other income                                112     2,281         -            2,393        469     3,613         -        4,082
Net gain (loss) on sales                 (2,691)    3,394         -              703     (1,735)    4,604         -        2,869
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
    Total income                         13,791    20,587    (1,500)          32,878     30,501    36,845    (1,919)      65,427
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
EXPENSES:
Salaries and benefits                       510     5,420         -            5,930      1,618     9,139         -       10,757
Professional Fees                           231     1,206         -            1,437        331     1,278         -        1,609
Operating expenses                          341     1,886         -            2,227        754     3,664         -        4,418
Amortization of intangible assets             -       333         -              333          -       651         -          651
Interest expense                          2,125     6,362         -            8,487      4,514    12,945         -       17,459
Other-than-temporary impairments
    related to investments in
    tax-exempt bonds and other
    bond-related investments                  -         -         -                -        110         -         -         110
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
    Total expenses                        3,207    15,207         -           18,414      7,327    27,677         -       35,004
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
Net holding losses on trading
    securities                           (7,721)        -         -           (7,721)    (4,609)        -         -       (4,609)
Net income(loss) before income taxes,
    income allocated to preferred
    shareholders in a subsidiary
    company, and cumulative effect
    of accounting change                  2,863     5,380    (1,500)           6,743     18,565     9,168    (1,919)      25,814
Income tax expense                            -       828         -              828          -     1,859         -        1,859
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
Net income (loss) before income
    allocated to preferred
    shareholders in a subsidiary
    company and cumulative
    effect of accounting change           2,863     4,552    (1,500)           5,915     18,565     7,309    (1,919)      23,955
Income allocable to preferred
    shareholders in a subsidiary
    company                               2,995         -         -            2,995      5,989         -         -        5,989
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
Net income (loss) before cumulative
    effect of accounting change            (132)    4,552    (1,500)           2,920     12,576     7,309    (1,919)      17,966
Cumulative effect on prior year
    changes in accounting for
    derivative financial instruments          -         -         -                -          -         -         -            -
                                       --------- --------- ------------ ------------- ---------- --------- ----------- ------------
Net income (loss)                        $ (132)  $ 4,552  $ (1,500)         $ 2,920   $ 12,576   $ 7,309   $(1,919)    $ 17,966
                                       ========= ========= ============ ============= ========== ========= =========== ============

Notes:
(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.



                                        For the three months ended June 30, 2001       For the six months ended June 30, 2001
                                   ------------------------------------------------ ----------------------------------------------
                                   Investing  Operating                   Total     Investing   Operating               Total
                                    Segment    Segment   Adjustments  Consolidated   Segment     Segment  Adjustments Consolidated
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
INCOME:
Interest on tax-exempt bonds and
    other bond-related investments  $11,400      $ 809          $ -       $ 12,209  $ 22,742     $ 1,237       $ -    $ 23,979
Interest on loans                       645      8,123            -          8,768     1,126      15,823         -      16,949
Loan origination and brokerage fee        -        972         (120)(1)        852         -       2,212      (420)(1)   1,792
Syndication fees                          -      2,511            -          2,511         -       3,635         -       3,635
Loan servicing fees                       -      1,729            -          1,729         -       3,361         -       3,361
Interest on short-term investments      513        180            -            693     1,254         441         -       1,695
Other income                              -      1,643            -          1,643         -       6,456         -       6,456
Net gain (loss) on sales                  -      1,969            -          1,969         -       2,135         -       2,135
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
     Total income                    12,558     17,936         (120)        30,374    25,122      35,300      (420)     60,002
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
EXPENSES:
Salaries and benefits                   419      4,611            -          5,030       762       8,713         -       9,475
Professional Fees                       281        632            -            913       498       1,106         -       1,604
Operating expenses                      256      1,894            -          2,150       462       3,219         -       3,681
Amortization of intangible assets         -        628            -            628         -       1,321         -       1,321
Interest expense                      1,463      6,306            -          7,769     3,087      12,508         -      15,595
Other-than-temporary impairments
    related to investments in
    tax-exempt bonds and other
    bond-related investments              -          -            -              -         -       3,256         -       3,256
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
    Total expenses                    2,419     14,071            -         16,490     4,809      30,123         -      34,932
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
Net holding gains (losses) on
    trading securities                1,272          -            -          1,272    (3,593)          -         -      (3,593)
Net income (loss) before income
    taxes, income allocated to
    preferred shareholders in a
    subsidiary company and cumulative
    effect of accounting change      11,411      3,865         (120)        15,156    16,720       5,177      (420)     21,477
Income tax expense                        -        224            -            224         -         227         -         227
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
Net income (loss) before income
    allocated to preferred
    shareholders in a subsidiary
    company and cumulative
    effect of accounting change      11,411      3,641         (120)        14,932    16,720       4,950      (420)     21,250
Income allocable to preferred
    shareholders in a subsidiary
    company                           2,606          -            -          2,606     5,212           -         -       5,212
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
Net income (loss) before cumulative
    effect of accounting change       8,805      3,641         (120)        12,326    11,508       4,950      (420)     16,038
Cumulative effect on prior year
    changes in accounting for
    derivative financial instruments      -          -            -              -   (12,277)          -         -     (12,277)
                                   --------- ---------- ------------ -------------- --------- ----------- ----------- ------------
Net income (loss)                   $ 8,805    $ 3,641       $ (120)      $ 12,326    $ (769)    $ 4,950    $ (420)    $ 3,761
                                   ========= ========== ============ ============== ========= =========== =========== ============



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

Results of Operations

Quarterly Results Analysis

     Total income for the second quarter of 2002 increased $2.5 million over the same period last year due primarily to the following changes: (1) a $3.0 million increase in collections of interest on bonds, other bond-related investments, other notes and loans; (2) a $0.4 million decrease in interest on short-term investments resulting from the use of equity offering proceeds to repurchase senior interests in certain securitization trusts and funding of other operations, as well as a decrease in interest collected on margin call collateral accounts; (3) a $0.4 million increase in loan origination and brokerage fees due primarily to an increase in origination fees on taxable permanent lending; (4) a $0.8 million increase in other income due to an increase in asset management fees, advisory fees and cancellation fees; and (5) a $1.3 million decrease in gain on sales as a result of a one-time gain of $1.1 million on a tax credit equity re-syndication in the second quarter of 2001.

     Total expenses for the second quarter of 2002 increased $1.9 million over the same period last year due primarily to the following changes: (1) a $0.9 million increase in salary and related benefits expense associated with 2001 new hires; (2) a $0.5 million increase in professional fees due to an increase in consulting and legal expenses related to new information system initiatives and other corporate initiatives; (3) a $0.3 million decrease in amortization expense due to changes in accounting guidelines relating to discontinued amortization of goodwill; and (4) a $0.7 million increase in interest expense primarily associated with increased construction lending production and an increase in financing costs associated with on-balance sheet securitizations.

     The Company recorded net holding losses for the change in market value of the Company's derivative financial instruments of $7.7 million for the second quarter of 2002.

     Income tax expense increased $0.6 million for the second quarter of 2002 over the same period last year due to a decrease in the amount of deferred tax benefit related to tax credits at the Company's subsidiaries.

Year-to-Date Analysis

     Total income for the six months ended June 30, 2002 increased $5.4 million over the same period last year due primarily to the following changes: (1) a $6.7 million increase in collections of interest on bonds, other bond-related investments, other notes and loans; (2) a $1.0 million decrease in interest on short-term investments resulting from the use of equity offering proceeds to repurchase senior interests in current securitization trusts and funding of other operations, as well as a decrease in interest collected on margin call collateral accounts; (3) a $2.4 million decrease in other income primarily due to other income associated with income earned on the assumption of a purchase obligation with respect to the Hunter's Glen and Buchanan Bay bonds in the first quarter of 2001; (4) a $0.9 million increase in syndication fees due primarily to an increase in the volume of tax credit and conventional equity transactions; and (5) a $0.7 million increase in gain on sales associated with the sale of loans.

     Total expenses for the six months ended June 30, 2002 increased $0.1 million over the same period last year due primarily to the following changes:
(1) a $1.3 million increase in salary and related benefits expense associated with 2001 new hires; (2) a $0.7 million increase in other operating expenses driven primarily by deployment of accounting information systems and other upgrades in technology infrastructure; (3) a $0.7 million decrease in amortization expense due to changes in accounting guidelines relating to amortization of goodwill; (4) a $1.9 million increase in interest expense primarily associated with increased construction lending production and an increase in financing costs associated with on-balance sheet securitizations; and (5) a $0.1 million impairment recorded in 2002 associated with a subordinate bond investment compared to a $3.3 million impairment recorded in 2001 on two investments (Hunter's Glen and Buchanan Bay).

     The Company recorded net holding losses for the change in market value of the Company's derivative financial instruments of $4.6 million for the six months ended June 30, 2002.

     Income tax expense increased $1.6 million for the six months ended June 30, 2002 over the same period last year due primarily to an increase in taxable income earned by the Company's subsidiaries of $0.8 million and a $0.5 million decrease in the deferred tax benefit relating to tax credits.

Critical Accounting Policies

     Since December 31, 2001 there has been no material change to the Company's critical accounting policies, except as noted below.

New Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which were effective as of July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the year ended December 31, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. All goodwill and intangible assets were tested for impairment in accordance with the provision of FAS 142 and the Company found no instances of impairment.

Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per common share and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investing segment by acquiring, servicing and managing diversified portfolios of tax-exempt bonds and other bond-related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan includes structuring $1.4 billion to $1.6 billion in investment transactions in 2002. The Company expects to finance its acquisitions through a financing strategy that
(1) takes advantage of attractive financing available in the tax-exempt securities markets, (2) minimizes exposure to fluctuations of interest rates, and (3) maintains adequate flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through the Company's management of capital for others, including Fannie Mae, the Company has expanded its access to capital.

     During the second quarter of 2002, the Company funded $17.8 million in tax-exempt bonds collateralized by six multifamily apartment communities. Of this amount, $153,000 was an investment in non-participating bonds; the approximately $44.0 million balance of these bonds is expected to be funded by the Company in the third and fourth quarters of 2002. The remaining $17.6 million in funding was attributable to investments in non-participating bonds: investments in a $4.4 million tax-exempt bond, a $2.6 million tax-exempt bond, and a $1.0 million tax-exempt bond, all collateralized by two properties known as Lakeside and Golf Villas; and a $9.6 million tax-exempt bond collateralized by a property known as Park Center. Of that amount, the $8.0 million investment in the Lakeside and Golf Villas bonds were sold later in the second quarter for $8.0 million. Including the construction and permanent components of the Company's bond investments, the Company's total bond investments held at June 30, 2002 for the second quarter aggregated $103.6 million.

     In addition, MuniMae originated $76.9 million of construction loans and working capital loans which, as the loans are funded over the construction period, will be reflected on the Company's consolidated balance sheet. The Company originated $81.7 million of taxable permanent loans, the majority of which will, the Company expects, be placed with third party investors. The Company earns origination fees on the taxable permanent loans. The Company structured equity investments totaling $131.7 million, where the Company earns syndication fees or origination fees on the placement of equity investments into tax credit funds or with third party investors.

Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

     To date, the Company has reported its leverage ratio based upon management's assessment of the actual economic risk to the Company of its financial assets and liabilities. The Company calculates this "economic leverage" by dividing on-balance sheet debt plus the total amount of third party owned senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus senior interests owned by others adjusted for reserves equal to the net assets of the operating segment. The Company employs economic leverage as an internal management tool and attempts to maintain, through the use of securitizations, overall economic leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, and other assets not leveraged at all.

     The Company's economic leverage ratio was approximately 53% both at June 30, 2002 and at December 31, 2001. By comparison, the Company's leverage ratio as calculated based on the Company's on-balance sheet debt ("GAAP based leverage") was 45% and 49% at June 30, 2002 and December 31, 2001, respectively. This GAAP leverage ratio is based on total debt (notes payable, short- and long-term debt) divided by the Company's total assets.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At June 30, 2002 and December 31, 2001, the total carrying amount of the tax-exempt bonds and taxable loans pledged as collateral was $414.7 million and $361.8 million, respectively.

     The Company's 2001 Form 10-K contains a complete description of the Company's various credit enhancement and securitization investment vehicles. Since December 31, 2001 there has been no material change to the information relating to these vehicles included in the Company's 2001 Form 10-K.

Factors That Could Affect Future Results

     The Company's 2001 Form 10-K contains a complete description of the Company's factors that could affect the Company's future results. Since December 31, 2001 there has been no material change to the information related to factors that could affect future results included in the Company's 2001 Form 10-K.

Cash Flow

     At June 30, 2002 the Company had cash and cash equivalents of approximately $33.2 million.

     Cash flow from operating activities was $20.1 million and $24.1 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in cash flow for 2002 versus 2001 is due primarily to a decrease in accounts payable and accrued expenses due to timing of payments.

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

     Until the redemption of the Company's preferred shares in 2002, the Company was required to distribute to the holders of its preferred shares the cash flow attributable to such shares (pursuant to the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company was also required to distribute 2.0% of the Company's net cash flow to the holders of term growth shares until they were redeemed in March 2002. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the three months ended June 30, 2002 and 2001, cash available for distribution to common shares was $12.4 million and $10.3 million, respectively. The Company's distribution per common share for the three months ended June 30, 2002 of $0.4375 represents a payout ratio of 89% of CAD. The Company's common share distribution for the three months ended June 30, 2001 of $0.4275 represents a payout ratio of 90% of CAD.

     Regular cash distributions to shareholders, for the three months ended June 30, 2002 and 2001, were $11.1 million and $9.2 million, respectively.

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

     The Company's operating segment consists primarily of entities subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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


PART II. OTHER INFORMATION
--------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     At the annual meeting of the Company's shareholders held on May 9, 2002, the shareholders voted on one proposal in addition to the election of the Company's directors. The shareholders elected the following directors: Mark K. Joseph (23,013,348 in favor and 213,179 abstaining), Charles C. Baum (23,084,997 in favor and 141,530 abstaining) and Robert J. Banks (23,020,776 in favor and 205,751 abstaining). At this meeting, the shareholders also voted to approve the adoption of the Company's Second Amended and Restated Certificate of Formation and Operating Agreement in order to eliminate provisions that relate to classes of shares that have been fully redeemed. The votes cast on this proposal were as follows: 22,935,197 in favor, 120,184 opposed, 171,146 abstaining and no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits:

          3.1  Second   Amended  and  Restated   Certificate  of  Formation  and
               Operating Agreement of the Company

          3.2 By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the Commission on May 29, 1998 and incorporated by reference herein)

          99   Officers' Certificate

     (b)  Reports on Form 8-K:

               On July 12, 2002, the Company filed a Form 8-K containing the supplemental information reported to security analysts for the three months ended March 31, 2002.

               On August 12, 2002, the Company filed a Form 8-K containing the supplemental information reported to security analysts for the three months ended June 30, 2002.

               On August 12, 2002,  the Company filed a Form 8-K  containing the
               Second   Amended  and  Restated   Certificate  of  Formation  and
               Operating Agreement of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MUNICIPAL  MORTGAGE  &  EQUITY,  LLC
(Registrant)




By:  /s/ Mark K. Joseph
     __________________________________________
     Mark K. Joseph
     Chairman of the Board, Chief Executive Officer
     (Principal Executive Officer), and
     Director


By:  /s/William S. Harrison
     _________________________________________
     William S. Harrison
     Chief Financial Officer
     (Principal Financial Officer and
     Principal Accounting Officer)


DATED: August 9, 2002

EXHIBIT 99



                              OFFICERS' CERTIFICATE



     The undersigned officers of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company"), hereby certify that (i) the Company's Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and
(ii) the information contained in the Company's Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                       /s/ Mark K. Joseph
Date: August 12, 2002                         _________________________________
                                              Name:    Mark K. Joseph
                                              Title:   Chief Executive Officer

                                                       /s/William S. Harrison
                                              _________________________________
                                              Name:    William S. Harrison
                                              Title:   Chief Financial Officer