Form 10-Q
period 2002-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2002-11-13
CIK 1003201

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               For the quarterly period ended: September 30, 2002


                        Commission File Number: 001-11981

                        MUNICIPAL MORTGAGE & EQUITY, LLC
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  52-1449733
          (State or other jurisdiction     (I.R.S. Employer
         incorporation or organization)   Identification No.)

                    218 North Charles Street,
                           Suite 500,
                       Baltimore, Maryland                21201
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


Yes [x]   No [  ]


     The Registrant had 25,373,098 common shares outstanding as of November 9, 2002.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-Q


Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                            2

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      28

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     32

Item 4.   Controls and Procedures                                        32

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               33

Signatures                                                               34

Certifications                                                           35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements




                                                MUNICIPAL MORTGAGE & EQUITY, LLC
                                                  CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share data)


                                                                                         (unaudited)
                                                                                       September 30, 2002   December 31, 2001
                                                                                      -------------------- --------------------
ASSETS
Cash and cash equivalents ............................................................        $    37,890          $    97,373
Interest receivable ..................................................................             16,045               15,859
Investment in tax-exempt bonds, net (Note 2) .........................................            779,893              616,460
Investment in other bond-related investments (Notes 3 and 4) .........................             12,323               13,295
Investment in derivative financial instruments (Note 5) ..............................             21,085                2,912
Loans receivable, net (Note 6) .......................................................            433,963              440,031
Restricted assets ....................................................................             27,786               16,710
Investment in partnerships (Note 7) ..................................................             83,841                5,393
Other assets .........................................................................             40,919               40,356
Mortgage servicing rights, net .......................................................             10,353                9,161
Property and equipment ...............................................................              2,489                2,721
Goodwill .............................................................................             30,206               29,005
                                                                                      -------------------- --------------------
Total assets .........................................................................        $ 1,496,793          $ 1,289,276
                                                                                      ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 8) ...............................................................        $   404,589          $   420,063
Accounts payable, accrued expenses and other liabilities .............................             25,998               29,014
Investment in other bond-related investments (Notes 3 and 4) .........................                943                7,979
Investment in derivative financial instruments (Note 5) ..............................             51,349               18,646
Distributions payable ................................................................              2,994                2,960
Short-term debt (Note 8) .............................................................            219,945               78,560
Long-term debt (Note 8) ..............................................................            137,945              134,881
                                                                                      -------------------- --------------------
Total liabilities ....................................................................            843,763              692,103
                                                                                      -------------------- --------------------

Commitments and contingencies ........................................................                  -                    -

Preferred shareholders' equity in a subsidiary company (Note 9) ......................            160,465              160,465

Shareholders' equity:
Preferred shares:
    Series I (0 and 10,995 shares issued and outstanding, respectively) ..............                  -                6,914
    Series II (0 and 3,176 shares issued and outstanding, respectively) ..............                  -                2,326
Preferred capital distribution shares:
    Series I (0 and 5,742 shares issued and outstanding, respectively) ...............                  -                2,552
    Series II (0 and 1,391 shares issued and outstanding, respectively) ..............                  -                  411
Term growth shares (0 and 2,000 shares issued and outstanding, respectively) .........                  -                  229
Common shares, par value $0 (28,948,483 shares authorized, 25,377,286 shares issued, and 27,713 deferred shares at September 30, 2002 and 24,594,597 authorized,
    21,857,312 shares issued, and 22,254 deferred shares at December 31, 2001 ........            468,146              406,733
Less common shares held in treasury at cost (55,444 and 59,330 shares, respectively) .               (857)                (912)
Less unearned compensation (deferred shares) .........................................             (3,682)              (4,145)
Accumulated other comprehensive income ...............................................             28,958               22,600
                                                                                      -------------------- --------------------
Total shareholders' equity ...........................................................            492,565              436,708
                                                                                      -------------------- --------------------

Total liabilities and shareholders' equity ...........................................        $ 1,496,793          $ 1,289,276
                                                                                      ==================== ====================

The accompanying notes are an integral part of these financial statements.





                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                             (in thousands, except share and per share data)
                                                               (unaudited)


                                                                       For the three months ended        For the nine months ended
                                                                             September 30,                     September 30,
                                                                      ----------------------------   -----------------------------
                                                                          2002            2001            2002            2001
                                                                      ------------   -------------   -------------   -------------
INCOME:
Interest on tax-exempt bonds and other bond-related investments ....  $    15,409      $    12,153     $    45,970     $    36,132
Interest on loans ..................................................        8,676            8,461          25,700          25,410
Loan origination and brokerage fees ................................        2,014            1,200           4,608           2,873
Syndication fees ...................................................          767            1,726           4,765           5,276
Loan servicing fees ................................................        1,544            1,659           5,112           5,020
Interest on short-term investments .................................          260              487             991           2,182
Other income .......................................................          381            1,843           4,463           8,493
Net gain on sales ..................................................          657            4,760           3,526           6,905
                                                                      ------------   -------------   -------------   -------------
Total income .......................................................       29,708           32,289          95,135          92,291
                                                                      ------------   -------------   -------------   -------------
EXPENSES:
Salaries and benefits ..............................................        5,446            5,527          16,203          15,002
Professional fees ..................................................          467            1,114           2,076           2,718
Operating expenses .................................................        2,173            1,881           6,591           5,562
Amortization of intangible assets ..................................          334              694             985           2,015
Interest expense ...................................................        8,771            7,873          26,230          23,468
Other-than-temporary impairments related to investments in
      tax-exempt bonds and other bond-related investments ..........            -                -             110           3,256
                                                                      ------------   -------------   -------------   -------------
Total expenses .....................................................       17,191           17,089          52,195          52,021
Net holding losses on trading securities ...........................       (9,921)          (4,670)        (14,530)         (8,263)
                                                                      ------------   -------------   -------------   -------------
Net income before income taxes, income allocated to
      preferred shareholders in a subsidiary company,
      and cumulative effect of accounting change ...................        2,596           10,530          28,410          32,007
Income tax expense (benefit) .......................................         (635)             805           1,224           1,032
                                                                      ------------   -------------   -------------   -------------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
      accounting change ............................................        3,231            9,725          27,186          30,975
Income allocable to preferred shareholders in a subsidiary company .        2,994            2,606           8,983           7,818
                                                                      ------------   -------------   -------------   -------------
Net income before cumulative effect of accounting change ...........          237            7,119          18,203          23,157
Cumulative effect on prior years of change in
      accounting for derivative financial instruments ..............            -                -               -         (12,277)
                                                                      ------------   -------------   -------------   -------------
Net income .........................................................  $       237      $     7,119     $    18,203     $    10,880
                                                                      ============   =============   =============   =============
Net income allocated to:
      Preferred shares:
         Series I ..................................................  $         -      $       255     $         -     $       599
                                                                      ============   =============   =============   =============
         Series II .................................................            -                1               -              95
                                                                      ============   =============   =============   =============
       Preferred capital distribution shares:
         Series I ..................................................  $         -      $       132     $         -     $       269
                                                                      ============   =============   =============   =============
         Series II .................................................            -                3               -              16
                                                                      ============   =============   =============   =============
      Term growth shares ...........................................  $         -      $       214     $       153     $       638
                                                                      ============   =============   =============   =============
      Common shares ................................................  $       237      $     6,514     $    18,050     $     9,263
                                                                      ============   =============   =============   =============


The accompanying notes are an integral part of these financial statements.



                                                    MUNICIPAL MORTGAGE & EQUITY, LLC
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                             (in thousands, except share and per share data)
                                                               (unaudited)


                                                                       For the three months ended        For the nine months ended
                                                                             September 30,                     September 30,
                                                                      ----------------------------   -----------------------------
                                                                          2002            2001            2002            2001
                                                                      ------------   -------------   -------------   -------------
Basic net income per share:
      Preferred shares:
         Series I ..................................................  $         -      $     23.19     $         -     $     45.50
                                                                      ============   =============   =============   =============
         Series II .................................................            -             0.04               -           17.47
                                                                      ============   =============   =============   =============
      Preferred capital distribution shares:
         Series I ..................................................  $         -      $     22.91     $         -     $     39.03
                                                                      ============   =============   =============   =============
         Series II .................................................            -             2.10               -            6.79
                                                                      ============   =============   =============   =============
      Common shares:
      Income before cumulative effect of accounting change .........  $      0.01      $      0.30     $      0.73     $      1.02
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments ...........            -                -               -           (0.58)
                                                                      ------------   -------------   -------------   -------------
      Basic net income per common share ............................  $      0.01      $      0.30     $      0.73     $      0.44
                                                                      ============   =============   =============   =============
      Weighted average common shares outstanding ...................   25,329,103       21,590,584      24,728,414      21,034,369

Diluted net income per share:
      Common shares:
      Income before cumulative effect of accounting change .........  $      0.01      $      0.29     $      0.71     $      1.00
      Cumulative effect on prior years of change in
         accounting for derivative financial instruments ...........            -                -               -           (0.57)
                                                                      ------------   -------------   -------------   -------------
      Diluted net income per common share ..........................  $      0.01      $      0.29     $      0.71     $      0.43
                                                                      ============   =============   =============   =============
      Weighted average common shares outstanding ...................   25,916,151       22,397,981      25,323,789      21,620,521

The accompanying notes are an integral part of these financial statements.





                                                   MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (in thousands)
                                                              (unaudited)


                                                                  For the three months ended         For the nine months ended
                                                                         September 30,                     September 30,
                                                                --------------------------------  --------------------------------
                                                                     2002             2001             2002             2001
                                                                ---------------   --------------  ----------------  --------------
Net income ....................................................        $   237          $ 7,119          $ 18,203        $ 10,880
                                                                ---------------   --------------  ----------------  --------------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains arising during the period ........          8,741            1,046             7,575           6,172
    Reclassification adjustment for (gains) losses
       included in net income .................................           (221)          (2,245)           (1,217)          9,982
                                                                ---------------   --------------  ----------------  --------------
Other comprehensive income (loss) .............................          8,520           (1,199)            6,358          16,154
                                                                ---------------   --------------  ----------------  --------------

Comprehensive income ..........................................        $ 8,757          $ 5,920          $ 24,561        $ 27,034
                                                                ===============   ==============  ================  ==============


The accompanying notes are an integral part of these financial statements.





                                             MUNICIPAL MORTGAGE & EQUITY, LLC
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                        (unaudited)

                                                                                                  For the nine months ended
                                                                                                       September 30,
                                                                                             ----------------- ------------------
                                                                                                   2002              2001
                                                                                             ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................................         $ 18,203          $  10,880
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company .....................            8,983              7,818
    Cumulative effect of  accounting change ................................................                -             12,277
    Net holding losses on trading securities ...............................................           14,530              8,263
    Other-than-temporary impairments related to investments in
      tax-exempt bonds .....................................................................              110              3,256
    Decrease in valuation allowance on parity working capital loans ........................                -                (42)
    Net gain on sales ......................................................................           (3,553)            (4,566)
    Loss on disposal of fixed assets .......................................................               27                  4
    Loss from investment in partnerships ...................................................            1,717                239
    Net amortization of premiums, discounts and fees on investments ........................             (178)               235
    Depreciation and amortization ..........................................................            1,378              2,231
    Tax benefit from deferred share benefit ................................................              366                  -
    Deferred share compensation expense ....................................................            1,293              1,095
    Common and deferred shares issued under the Non-Employee Directors' Share Plans ........              162                111
    (Increase) decrease in interest receivable .............................................             (186)               122
    Increase in other assets and goodwill ..................................................             (596)            (6,126)
    Increase (decrease) in accounts payable, accrued expenses and other liabilities ........           (3,016)             1,565
                                                                                             ----------------- ------------------
Net cash provided by operating activities ..................................................           39,240             37,362
                                                                                             ----------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and other bond-related investments ...........................         (175,188)           (52,452)
Loan originations ..........................................................................         (270,820)          (344,316)
Acquistion of an unconsolidated subsidiary .................................................           (1,100)                 -
Principal payments received ................................................................          278,013            298,359
Purchases of property and equipment ........................................................             (188)            (1,194)
Investment in partnerships .................................................................          (93,144)            (5,595)
Return of capital invested in partnerships .................................................           12,979             11,254
Net proceeds from sales of investments .....................................................           12,179              5,000
Net (investment) reduction in restricted assets ............................................          (10,855)             5,149
                                                                                             ----------------- ------------------
Net cash used in investing activities ......................................................         (248,124)           (83,795)
                                                                                             ----------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities ..........................................................          499,026            420,898
Repayment of credit facilities .............................................................         (514,500)          (418,693)
Proceeds from short-term debt ..............................................................          179,700             29,000
Repayment of short-term debt ...............................................................          (38,315)           (11,700)
Proceeds from long-term debt ...............................................................            3,538             56,700
Repayment of long-term debt ................................................................             (474)           (67,037)
Issuance of common shares ..................................................................           77,821             82,645
Redemption of preferred shares .............................................................          (19,298)            (7,168)
Proceeds from stock options exercised ......................................................            2,932              1,730
Distributions on common shares .............................................................          (32,080)           (28,648)
Distributions to preferred shareholders in a subsidiary company ............................           (8,949)            (7,818)
                                                                                             ----------------- ------------------
Net cash provided by financing activities ..................................................          149,401             49,909
                                                                                             ----------------- ------------------

Net (decrease) increase in cash and cash equivalents .......................................          (59,483)             3,476
Cash and cash equivalents at beginning of period ...........................................           97,373             27,504
                                                                                             ----------------- ------------------
Cash and cash equivalents at end of period .................................................         $ 37,890          $  30,980
                                                                                             ================= ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ..............................................................................         $ 22,684          $  27,063
                                                                                             ================= ==================
Income taxes paid ..........................................................................         $  1,109          $     640
                                                                                             ================= ==================

DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock in connection with the acquisition of an unconsolidated subsidiary          $    100          $       -
                                                                                             ================= ==================

The accompanying notes are an integral part of these financial statements.





                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (in thousands, except share data)
                                                                (unaudited)


                                                  Preferred Capital                                              Accumulated
                              Preferred  Shares   Distribution Shares  Term                                        Other
                             -------------------- ------------------- Growth   Common      Treasury   Unearned  Comprehensive
                              Series I  Series II Series I  Series II Shares   Shares       Shares  Compensation  Income    Total
                             --------- ---------- -------- ---------- ------- ----------- --------- ------------ -------- ---------
Balance, January 1, 2002      $ 6,914    $ 2,326  $ 2,552      $ 411  $   229  $  406,733  $  (912)    $ (4,145) $ 22,600 $436,708
Net income                          -          -        -          -      153      18,050        -            -         -   18,203
Unrealized gains on
  investments, net
  of reclassifications              -          -        -          -        -           -        -            -     6,358    6,358
Distributions                    (115)       (15)     (49)        (1)    (382)    (31,518)       -            -         -  (32,080)
Redemption of preferred
  shares                       (6,799)    (2,311)  (2,503)      (410)       -      (7,275)       -            -         -  (19,298)
Options exercised                   -          -        -          -        -       2,932        -            -         -    2,932
Issuance of common shares           -          -        -          -        -      77,946        -            -         -   77,946
Reissuance of treasury
  shares                            -          -        -          -        -         (55)      55            -         -        -
Deferred shares issued
  under the Non-Employee
  Directors' Share Plans            -          -        -          -        -         137        -            -         -      137
Deferred share grants               -          -        -          -        -         830        -         (830)        -        -
Amortization of deferred
  compensation                      -          -        -          -        -           -        -        1,293         -    1,293
Tax benefit from exercise
  of options and vesting
  of deferred shares                -          -        -          -        -         366        -            -         -      366
                             --------- ---------- -------- ---------- ------- ----------- --------- ------------ -------- ---------
Balance September 30, 2002    $     -    $     -  $     -      $   -   $    -  $  468,146  $  (857)    $ (3,682) $ 28,958 $492,565
                             ========= ========== ======== ========== ======= =========== ========= ============ ======== =========

                                                   Preferred Capital
                              Preferred Shares    Distribution Shares  Term
                             -------------------- ------------------- Growth   Common     Treasury
SHARE ACTIVITY:               Series I  Series II Series I  Series II Shares   Shares      Shares
                             --------- ---------- -------- ---------- ------- ----------- ---------
Balance January 1, 2002        10,995      3,176    5,742      1,391    2,000  21,820,236   59,330
Redemption of preferred
  shares                      (10,995)    (3,176)  (5,742)    (1,391)  (2,000)          -        -
Options exercised                   -          -        -          -        -     159,531        -
Issuance of common shares           -          -        -          -        -   3,300,980        -
Reissuance of treasury
  shares                            -          -        -          -        -       3,886   (3,886)
Issuance of common shares
  under employee share
  incentive plans                   -          -        -          -        -      59,462        -
Deferred shares issued
  under the Non-Employee
  Directors' Share Plans            -          -        -          -        -       5,460        -
                             --------- ---------- -------- ---------- ------- ----------- ---------
Balance, September 30, 2002         -          -        -          -        -  25,349,555   55,444
                             ========= ========== ======== ========== ======= =========== =========



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Company's 2001 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which were effective July 1, 2001 and January 1, 2002, respectively, for the Company. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the year ended December 31, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. Application of the nonamortization provision is expected to result in additional net income of approximately $1.6 million for the year ended December 31, 2002. All goodwill was tested for impairment in accordance with the provisions of the FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets was not ceased.

     The Company's goodwill at September 30, 2002 and December 31, 2001 represents the excess of cost over market value of the net assets acquired from the acquisition of businesses in the Company's operating segment. For the three months and nine months ended September 30, 2002, the Company's carrying value of goodwill increased by $1.2 million as a result of an acquisition of an unconsolidated subsidiary. The following table shows the effect of goodwill amortization on net income and net income per share for the periods presented:


                                                      Three Months Ended                           Nine Months Ended
                                           September 30, 2002     September 30, 2001    September 30, 2002     September 30, 2001
                                         ---------------------  --------------------- ---------------------  ---------------------
Reported net income to common shares                    $ 237                $ 6,514              $ 18,050                $ 9,263
Add back: goodwill amortization                             -                    357                     -                  1,200
                                         ---------------------  --------------------- ---------------------  ---------------------
Adjusted net income to common shares                    $ 237                $ 6,871              $ 18,050               $ 10,463
                                         =====================  ===================== =====================  =====================

Basic net income per share:
Reported net income per share                          $ 0.01                 $ 0.30                $ 0.73                 $ 0.44
Goodwill amortization                                       -                   0.02                     -                   0.06
                                         ---------------------  --------------------- ---------------------  ---------------------
Adjusted net income per share                          $ 0.01                 $ 0.32                $ 0.73                 $ 0.50
                                         =====================  ===================== =====================  =====================

Diluted net income per share:
Reported net income per share                          $ 0.01                 $ 0.29                $ 0.71                 $ 0.43
Goodwill amortization                                       -                   0.02                     -                   0.06
                                         ---------------------  --------------------- ---------------------  ---------------------
Adjusted net income per share                          $ 0.01                 $ 0.31                $ 0.71                 $ 0.49
                                         =====================  ===================== =====================  =====================




NOTE 2 - INVESTMENT IN TAX-EXEMPT BONDS

     The Company holds a portfolio of tax-exempt bonds and certificates of participation in grantor trusts holding tax-exempt bonds ("COPs"). The tax-exempt bonds are issued by state and local government authorities or, in some cases, community development districts chartered by such authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by non-recourse mortgage loans on the underlying properties. The COPs represent a pro rata interest in a trust that holds a tax-exempt bond. The Company's rights and the specific terms of the bonds and COPs are defined by the various loan and trust documents, which were negotiated at the time of settlement. See further discussion of the general mortgage loan terms in Note 4 to the Company's 2001 Form 10-K.

     During the third quarter of 2002, the Company did not fund any tax-exempt bonds.

     In order to facilitate the securitization (see Note 3) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds as collateral for senior interests in certain securitization trusts. At September 30, 2002 and December 31, 2001, the total carrying amount of the tax-exempt bonds pledged as collateral was $394.8 million and $358.4 million, respectively.

     The table on pages 11 and 12 provides certain information with respect to the bonds held by the Company at September 30, 2002 and December 31, 2001.



                                                                                              September 30, 2002
                                                                                 ---------- ----------- ------------ ------------
                                                             Base                  Face      Amortized  Unrealized    Fair
Investment in Tax-Exempt                          Year     Interest   Maturity    Amount       Cost     Gain (Loss)   Value
Bonds                                            Acquired   Rate (12)    Date     (000s)      (000s)     (000s)      (000s)
------------------------------                  ---------- ---------- --------   ---------- ----------- ------------ ------------
Participating Bonds(1):
Arlington                            (9)          2000         8.100  Jan. 2031   $12,625     $12,562       $ 252    $ 12,814
Cobblestone                          (9)          1999         7.125  Aug. 2039     6,800       6,732        (136)      6,596
Cool Springs                      (4),(10)        2000         7.750  Aug. 2030    14,472      14,313         159      14,472
Crossings                         (4),(19)        1997         8.000  Jul. 2007     6,773       6,680         722       7,402
Jefferson Commons                   (15)          2000         8.200  Jan. 2031    19,790      19,491         888      20,379
Palisades Park                       (9)          2001         7.125  Aug. 2028     8,420       8,408          65       8,473
Timber Ridge                      (4),(10)        2000         7.950  Jan. 2036     5,215       5,119         200       5,319
Villas at LaRiveria                  (9)          1999         7.125  Jun. 2034     8,833       8,728         194       8,922
                                                                                 ---------- ----------- ------------ ------------
Subtotal participating bonds                                                       82,928      82,033       2,344      84,377
                                                                                 ---------- ----------- ------------ ------------
Non-Participating bonds:
Alban Place                      (2),(4),(5)      1986         8.150  Oct. 2008    10,065      10,065       1,251      11,316
Baytown                           (4),(10)        2000         7.750  Jun. 2030     4,982       4,933        (100)      4,833
Bedford Park                      (4),(10)        2000         8.000  Nov. 2032     9,325       9,255      (1,049)      8,206
Buchanan Bay                         (9)          2001         5.830  Dec. 2031    10,725       9,098       1,627      10,725
Canterberry Crossing A               (9)          2001         6.700  Dec. 2031    10,430      10,222         208      10,430
Canterberry Crossing B               (9)          2001         6.700  Dec. 2021     2,000       1,960          40       2,000
Chancellor                        (4),(10)        2001         7.200  Jul. 2043     5,610       5,554           -       5,554
Chancellor II                       (10)          2002           (21)   (21)           51          51           -          51
Charter House                                     1996         7.450  Jul. 2026        25          25           3          28
Cielo Vista                       (4),(10)        1999         7.125  Sep. 2034     9,425       9,352        (870)      8,482
Club West                            (9)          2001         6.580    (17)        7,960       7,910        (125)      7,785
Coronel Village                     (10)          2002         7.350  Jul. 2034        51          51           -          51
Country Club                      (4),(10)        1999         7.250  Aug. 2029     2,461       2,429        (140)      2,289
Creekside Village              (2),(4),(6),(8)    1987         7.750  Nov. 2009    11,760       7,396         664       8,060
Delta Village                       (10)          1999         7.125  Jun. 2035     2,011       1,976         (65)      1,911
Elmbrook-Golden                   (4),(10)        2000         7.800  May  2035     2,786       2,733          53       2,786
Fort Branch                       (4),(10)        2000         7.550  Dec  2032    12,318      12,318         493      12,811
Gannon - Cedar Run                   (9)          1998         7.125  Dec. 2025    13,200      13,238          94      13,332
Gannon - Dade                        (9)          1998         7.125  Dec. 2029    54,743      55,056         165      55,221
Gannon - Whispering Palms         (4),(10)        1998         7.125  Dec. 2029    12,363      12,423        (153)     12,270
Gannon Bond                          (9)          1998         7.125  Dec. 2029     3,500       3,500          35       3,535
Harmony Hills Series 2000                         2001         6.750  May  2003       100         100         (10)         90
Harmony Hills Series 2001            (9)          2001         7.250  May  2032    17,700      17,370        (555)     16,815
Hidden Brooks                     (4),(10)        2001         6.650  Apr. 2038    20,285      20,342      (1,680)     18,662
Hidden Valley                     (4),(10)        1996         8.250  Jan. 2026     1,600       1,600           -       1,600
Honey Creek                          (9)          2000         7.625  Jul. 2035    20,485      20,277           3      20,280
Hunter's Glen                        (9)          2001         6.350  Dec. 2029    10,740       9,111       1,844      10,955
La Paloma                            (9)          2001         6.710  May  2030     4,378       4,378        (131)      4,247
Lakeview Garden                (2),(4),(6),(8)    1987         7.750  Aug. 2007     9,003       4,918       1,560       6,478
Lake Piedmont                   (4),(6),(10)      1998         7.725  Apr. 2034    19,118      18,017      (2,340)     15,677
Las Trojas                          (10)          2002           (21)   (21)           51          51           -          51
LeMirador (Coleman)                  (9)          1999         7.250  May  2030     7,986       7,824         482       8,306
Meridian                          (4),(10)        1999         7.500  Dec. 2029    14,200      14,229        (171)     14,058
Mountain View (Willowgreen)        (2),(9)        2000         8.000  Dec. 2010     9,275       6,769       2,877       9,646
Mountainview Village                (10)          2002           (16)   (16)           51          51           -          51
North Pointe                     (2),(4),(6)      1986         7.300  Aug. 2006    25,185      12,739      11,732      24,471
Northridge Park                    (2),(9)        1987         7.500  Jul. 2012     8,815       8,815         353       9,168
Oakbrook                             (9)          1996         8.200  Jul. 2026     3,045       3,074          11       3,085
Oakgrove                        (4),(10),(22)     2001         7.000  Dec. 2041     7,000       6,913        (193)      6,720
Oaklahoma                            (4)          2001         7.125  Jul. 2028    19,500      19,538      (5,888)     13,650
Oakmont/Towne Oaks                   (9)          1998         7.200  Jan. 2034    11,208      11,186        (130)     11,056
Olde English                      (4),(10)        1999         7.360  Nov. 2033     7,276       7,294        (163)      7,131
Orangevale                           (9)          1998         7.000  Oct. 2013     2,161       2,161         (82)      2,079
Paola                             (4),(10)        1999         7.250  Aug. 2029     1,038       1,025         (39)        986
Park Center                       (4),(10)        2002         6.375  Apr. 2034     9,600       9,130         182       9,312
Parkwood                             (9)          1999         7.125  Jun. 2035     3,910       3,842         850       4,692
Pavilion                             (9)          2001         6.710  May  2030     5,100       5,100        (153)      4,947
Penn Valley                       (4),(10)        2001           (13)   (13)        2,360       2,338          (2)      2,336
Queen Anne                           (9)          2001         7.088  Aug. 2013     6,168       6,168          61       6,229
Rancho Mirage                     (4),(10)        2000         8.500  Jun. 2040    12,780      12,780        (255)     12,525
Rillito                           (4),(10)        1999         7.360  Dec. 2033     6,275       6,272        (185)      6,087
Riverset Phase II                    (4)          1999         9.500  Oct. 2019     7,610       7,715          47       7,762
Riverview                         (4),(10)        2000         7.500  Jul. 2032    10,663      10,663         160      10,823
Sahuarita                         (4),(10)        1999         7.125  Jun. 2029     2,103       2,091         (93)      1,998
Santa Fe Springs                   (4),(6)        2000           (14) Jun. 2025    11,700      11,455      (3,265)      8,190
Shadowbrook                       (4),(10)        1999         6.850  Jun. 2029     5,780       5,767        (161)      5,606
Sienna (Italian Gardens)             (9)          1999         7.250  May  2030     7,936       7,775         122       7,897
Silver Spring                        (9)          2001         7.375  Dec. 2029    10,270      10,298         383      10,681
Sonterra                          (4),(10)        1998         7.000  Jun. 2035    10,054      10,080      (2,554)      7,526
Southwinds                        (4),(10)        2000         8.000  Sep. 2030     4,329       4,243           2       4,245
Southwood                         (4),(10)        1997         7.375  Nov. 2029    25,060      24,974      (3,172)     21,802
Stone Mountain                       (9)          1997         7.875  Oct. 2027    33,900      34,047      (1,842)     32,205
Sun Valley                        (4),(10)        2000         7.585  Nov. 2032    14,000      14,000        (560)     13,440
Sycamore Senior Village             (10)          2002           (20)   (20)           51          51           -          51
Torries Chase                        (9)          1996         8.150  Jan. 2026     1,970       1,970          34       2,004
University Courtyard                 (9)          2000         7.250  Mar. 2040     9,850       9,750      (1,870)      7,880
Villa Hialeah                   (2),(4),(10)      1999         6.000  Aug. 2019    10,250       8,005       1,886       9,891
Village Green                        (9)          2001         7.625  Feb. 2035     6,398       6,417        (215)      6,202
Walnut Tree                         (10)          2002           (21)   (21)           51          51           -          51
Western Hills                     (4),(10)        1998         7.000  Dec. 2029     3,010       3,010        (241)      2,769
Willow Key                           (9)          2001         6.717    (18)       17,440      17,440           -      17,440
Woodmark                             (9)          1999         7.125  Jun. 2039    10,200      10,072        (178)      9,894
                                                                                 ---------- ----------- ------------ ------------
Subtotal non-participating Bonds                                                  654,809     622,831      (1,408)    621,423
                                                                                 ---------- ----------- ------------ ------------
Participating Subordinate Bonds(1):
Barkley Place                 (3),(4),(6),(10)    1995        16.000  Jan. 2030     3,480       2,445       3,452       5,897
Gilman Meadows                (3),(4),(6),(10)    1995         3.000  Jan. 2030     2,875       2,530       2,777       5,307
Hamilton Chase                 (3),(4),(6),(8)    1995         3.000  Jan. 2030     6,250       4,140        (601)      3,539
Mallard Cove I                (3),(4),(6),(10)    1995         3.000  Jan. 2030     1,670         798         365       1,163
Mallard Cove II               (3),(4),(6),(10)    1995         3.000  Jan. 2030     3,750       2,429       1,015       3,444
Meadows                       (3),(4),(6),(10)    1995        16.000  Jan. 2030     3,635       3,716         520       4,236
Montclair                     (3),(4),(6),(10)    1995         3.000  Jan. 2030     6,840       1,691       1,701       3,392
Newport Village               (3),(4),(6),(10)    1995         3.000  Jan. 2030     4,175       2,973       3,785       6,758
Nicollet Ridge                (3),(4),(6),(10)    1995         3.000  Jan. 2030    12,415       6,075       4,678      10,753
Riverset Phase II                    (6)          1996        10.000  Oct. 2019     1,489           -         467         467
Steeplechase                  (3),(4),(6),(10)    1995        16.000  Jan. 2030     5,300       4,223        (641)      3,582
Whispering Lake               (3),(4),(6),(10)    1995         3.000  Jan. 2030     8,500       4,779       2,876       7,655
                                                                                 ---------- ----------- ------------ ------------
Subtotal participating subordinate bonds                                           60,379      35,799      20,394      56,193
                                                                                 ---------- ----------- ------------ ------------
Non-Participating Subordinate Bonds:
Cinnamon Ridge                                    1999         5.000  Jan. 2015     1,829       1,215          29       1,244
Farmington Meadows                  (10)          1999         8.000  Aug. 2039     1,977       1,932          65       1,997
Independence Ridge                  (10)          1996        12.500  Dec. 2015     1,045       1,045          73       1,118
Locarno                             (10)          1996        12.500  Dec. 2015       675         675          20         695
Oakmont/Towne Oaks                  (10)          2002         7.200  Jan. 2034       653         496           -         496
Olde English Manor                (6),(11)        1998        10.570  Nov. 2033     1,273       1,268        (186)      1,082
Oxford C Bond                                     2001         9.125  Nov. 2039     5,420       5,250          (6)      5,244
Penn Valley B Bond                                2001         8.200  Apr. 2003       800         793          (1)        792
Rillito B Bond                     (6),(7)        2000        10.000  Dec. 2033     1,044       1,241        (248)        993
Winter Oaks B Bond                (6),(10)        1999         7.500  Jul. 2022     2,184       2,133          51       2,184
Winter Oaks C Bond                (6),(10)        1999        10.000  Jul. 2022     2,141       1,654         401       2,055
                                                                                 ---------- ----------- ------------ ------------
Subtotal non-participating subordinate bonds                                       19,041      17,702         198      17,900
                                                                                 ---------- ----------- ------------ ------------
Total investment in tax-exempt bonds                                             $817,157    $758,365    $ 21,528   $ 779,893
                                                                                 ========== =========== ============ ============



                                                                                                 December 31, 2001
                                                                                 ---------- ----------- ------------- ----------
                                                             Base                   Face     Amortized    Unrealized     Fair
Investment in Tax-Exempt                          Year     Interest   Maturity     Amount       Cost      Gain (Loss)    Value
Bonds                                            Acquired   Rate (12)    Date      (000s)      (000s)       (000s)      (000s)
------------------------------                  ---------- ---------- ---------  ---------- ----------- ------------- -----------
Participating Bonds(1):
Arlington                            (9)          2000         8.100  Jan. 2031    $ 12,625    $12,562          $ 63    $ 12,625
Cobblestone                          (9)          1999         7.125  Aug. 2039       6,800      6,732          (340)      6,392
Cool Springs                      (4),(10)        2000         7.750  Aug. 2030      14,472     14,313           159      14,472
Crossings                         (4),(19)        1997         8.000  Jul. 2007       6,795      6,709           589       7,298
Jefferson Commons                   (15)          2000         8.200  Jan. 2031      19,857     19,559           894      20,453
Palisades Park                       (9)          2001         7.125  Aug. 2028       8,470      8,458            13       8,471
Timber Ridge                      (4),(10)        2000         7.950  Jan. 2036       5,215      5,119            (8)      5,111
Villas at LaRiveria                  (9)          1999         7.125  Jun. 2034       8,844      8,738            18       8,756
                                                                                 ---------- ----------- ------------- -----------
Subtotal participating bonds                                                         83,078     82,190         1,388      83,578
                                                                                 ---------- ----------- ------------- -----------
Non-Participating Bonds:
Alban Place                      (2),(4),(5)      1986         8.150  Oct. 2008      10,065     10,065         1,014      11,079
Baytown                           (4),(10)        2000         7.750  Jun. 2030       5,000      4,950          (250)      4,700
Bedford Park                      (4),(10)        2000         8.000  Nov. 2032       9,325      9,232           140       9,372
Buchanan Bay                         (9)          2001         5.830  Dec. 2031      10,725      9,098           876       9,974
Canterberry Crossing A               (9)          2001         6.700  Dec. 2031      10,430     10,222             -      10,222
Canterberry Crossing B               (9)          2001         6.700  Dec. 2021       2,000      1,960             -       1,960
Chancellor                        (4),(10)        2001         7.200  Jul. 2043       5,610      5,554            56       5,610
Chancellor II                       (10)          2002           (21)   (21)              -          -             -           -
Charter House                                     1996         7.450  Jul. 2026          25         25             3          28
Cielo Vista                       (4),(10)        1999         7.125  Sep. 2034       9,458      9,385          (873)      8,512
Club West                            (9)          2001         6.580    (17)          7,960      7,910          (269)      7,641
Coronel Village                     (10)          2002         7.350  Jul. 2034           -          -             -           -
Country Club                      (4),(10)        1999         7.250  Aug. 2029       2,472      2,440          (129)      2,311
Creekside Village              (2),(4),(6),(8)    1987         7.750  Nov. 2009      11,760      7,396           497       7,893
Delta Village                       (10)          1999         7.125  Jun. 2035       2,011      1,976           (96)      1,880
Elmbrook-Golden                   (4),(10)        2000         7.800  May  2035       2,794      2,740            (2)      2,738
Fort Branch                       (4),(10)        2000         7.550  Dec  2032           -          -             -           -
Gannon - Cedar Run                   (9)          1998         7.125  Dec. 2025      13,200     13,238            94      13,332
Gannon - Dade                        (9)          1998         7.125  Dec. 2029      54,883     55,111          (141)     54,970
Gannon - Whispering Palms         (4),(10)        1998         7.125  Dec. 2029      12,473     12,534           (29)     12,505
Gannon Bond                          (9)          1998         7.125  Dec. 2029       3,500      3,500             9       3,509
Harmony Hills Series 2000                         2001         6.750  May  2003         100        100            (2)         98
Harmony Hills Series 2001            (9)          2001         7.250  May  2032      17,700     17,346           177      17,523
Hidden Brooks                     (4),(10)        2001         6.650  Apr. 2038           -          -             -           -
Hidden Valley                     (4),(10)        1996         8.250  Jan. 2026       1,620      1,620             -       1,620
Honey Creek                          (9)          2000         7.625  Jul. 2035      20,485     20,277          (816)     19,461
Hunter's Glen                        (9)          2001         6.350  Dec. 2029      10,740      9,111         1,629      10,740
La Paloma                            (9)          2001         6.710  May  2030       4,378      4,378          (438)      3,940
Lakeview Garden                (2),(4),(6),(8)    1987         7.750  Aug. 2007       9,003      4,918         1,399       6,317
Lake Piedmont                   (4),(6),(10)      1998         7.725  Apr. 2034      19,118     18,017        (5,590)     12,427
Las Trojas                          (10)          2002           (21)   (21)              -          -             -           -
LeMirador (Coleman)                  (9)          1999         7.250  May  2030           -          -             -           -
Meridian                          (4),(10)        1999         7.500  Dec. 2029           -          -             -           -
Mountain View (Willowgreen)        (2),(9)        2000         8.000  Dec. 2010       9,275      6,769         2,691       9,460
Mountainview Village                (10)          2002           (16)   (16)              -          -             -           -
North Pointe                     (2),(4),(6)      1986         7.300  Aug. 2006      25,185     12,739        11,366      24,105
Northridge Park                    (2),(9)        1987         7.500  Jul. 2012       8,815      8,815           176       8,991
Oakbrook                             (9)          1996         8.200  Jul. 2026       3,065      3,094           (60)      3,034
Oakgrove                        (4),(10),(22)     2001         7.000  Dec. 2041       7,000      6,913          (123)      6,790
Oaklahoma                            (4)          2001         7.125  Jul. 2028      19,500     19,538        (6,551)     12,987
Oakmont/Towne Oaks                   (9)          1998         7.200  Jan. 2034      11,208     11,186          (871)     10,315
Olde English                      (4),(10)        1999         7.360  Nov. 2033           -          -             -           -
Orangevale                           (9)          1998         7.000  Oct. 2013       2,213      2,212           (44)      2,168
Paola                             (4),(10)        1999         7.250  Aug. 2029       1,042      1,029           (70)        959
Park Center                       (4),(10)        2002         6.375  Apr. 2034           -          -             -           -
Parkwood                             (9)          1999         7.125  Jun. 2035       3,910      3,842           850       4,692
Pavilion                             (9)          2001         6.710  May  2030       5,100      5,100          (255)      4,845
Penn Valley                       (4),(10)        2001           (13)   (13)          2,360      2,338            22       2,360
Queen Anne                           (9)          2001         7.088  Aug. 2013       6,168      6,168            31       6,199
Rancho Mirage                     (4),(10)        2000         8.500  Jun. 2040           -          -             -           -
Rillito                           (4),(10)        1999         7.360  Dec. 2033           -          -             -           -
Riverset Phase II                    (4)          1999         9.500  Oct. 2019         110        105             7         112
Riverview                         (4),(10)        2000         7.500  Jul. 2032           -          -             -           -
Sahuarita                         (4),(10)        1999         7.125  Jun. 2029       2,114      2,102          (149)      1,953
Santa Fe Springs                   (4),(6)        2000           (14) Jun. 2025      11,700     11,455        (1,042)     10,413
Shadowbrook                       (4),(10)        1999         6.850  Jun. 2029       5,780      5,767          (392)      5,375
Sienna (Italian Gardens)             (9)          1999         7.250  May  2030           -          -             -           -
Silver Spring                        (9)          2001         7.375  Dec. 2029      10,270     10,298           382      10,680
Sonterra                          (4),(10)        1998         7.000  Jun. 2035           -          -             -           -
Southwinds                        (4),(10)        2000         8.000  Sep. 2030       4,344      4,258             -       4,258
Southwood                         (4),(10)        1997         7.375  Nov. 2029           -          -             -           -
Stone Mountain                       (9)          1997         7.875  Oct. 2027      33,900     34,061          (839)     33,222
Sun Valley                        (4),(10)        2000         7.585  Nov. 2032           -          -             -           -
Sycamore Senior Village             (10)          2002           (20)   (20)              -          -             -           -
Torries Chase                        (9)          1996         8.150  Jan. 2026       1,985      1,985            50       2,035
University Courtyard                 (9)          2000         7.250  Mar. 2040       9,850      9,750          (195)      9,555
Villa Hialeah                   (2),(4),(10)      1999         6.000  Aug. 2019      10,250      8,005         1,323       9,328
Village Green                        (9)          2001         7.625  Feb. 2035       6,441      6,460          (470)      5,990
Walnut Tree                         (10)          2002           (21)   (21)              -          -             -           -
Western Hills                     (4),(10)        1998         7.000  Dec. 2029       3,021      3,021          (272)      2,749
Willow Key                           (9)          2001         6.717    (18)         17,440     17,440          (523)     16,917
Woodmark                             (9)          1999         7.125  Jun. 2039      10,200     10,072            26      10,098
                                                                                 ---------- ----------- ------------- -----------
Subtotal non-participating bonds                                                    489,081    457,625         2,327     459,952
                                                                                 ---------- ----------- ------------- -----------
Participating Subordinate Bonds (1):
Barkley Place                 (3),(4),(6),(10)    1995        16.000  Jan. 2030       3,480      2,445         3,559       6,004
Gilman Meadows                (3),(4),(6),(10)    1995         3.000  Jan. 2030       2,875      2,530         2,680       5,210
Hamilton Chase                 (3),(4),(6),(8)    1995         3.000  Jan. 2030       6,250      4,140          (621)      3,519
Mallard Cove I                (3),(4),(6),(10)    1995         3.000  Jan. 2030       1,670        798           474       1,272
Mallard Cove II               (3),(4),(6),(10)    1995         3.000  Jan. 2030       3,750      2,429         1,185       3,614
Meadows                       (3),(4),(6),(10)    1995        16.000  Jan. 2030       3,635      3,716           355       4,071
Montclair                     (3),(4),(6),(10)    1995         3.000  Jan. 2030       6,840      1,691         1,654       3,345
Newport Village               (3),(4),(6),(10)    1995         3.000  Jan. 2030       4,175      2,973         3,477       6,450
Nicollet Ridge                (3),(4),(6),(10)    1995         3.000  Jan. 2030      12,415      6,075         4,611      10,686
Riverset Phase II                    (6)          1996        10.000  Oct. 2019       1,489          -           725         725
Steeplechase                  (3),(4),(6),(10)    1995        16.000  Jan. 2030       5,300      4,223        (1,108)      3,115
Whispering Lake               (3),(4),(6),(10)    1995         3.000  Jan. 2030       8,500      4,779         2,892       7,671
                                                                                 ---------- ----------- ------------- -----------
Subtotal participating subordinate bonds                                             60,379     35,799        19,883      55,682
                                                                                 ---------- ----------- ------------- -----------
Non-Participating Subordinate Bonds:
Cinnamon Ridge                                    1999         5.000  Jan. 2015       1,832      1,218            28       1,246
Farmington Meadows                  (10)          1999         8.000  Aug. 2039       1,983      1,938            45       1,983
Independence Ridge                  (10)          1996        12.500  Dec. 2015       1,045      1,045            94       1,139
Locarno                             (10)          1996        12.500  Dec. 2015         675        675            34         709
Oakmont/Towne Oaks                  (10)          2002         7.200  Jan. 2034           -          -             -           -
Olde English Manor                (6),(11)        1998        10.570  Nov. 2033       1,273      1,268          (173)      1,095
Oxford C Bond                                     2001         9.125  Nov. 2039       5,420      5,250            (6)      5,244
Penn Valley B Bond                                2001         8.200  Apr. 2003         800        793             -         793
Rillito B Bond                     (6),(7)        2000        10.000  Dec. 2033       1,054      1,241          (334)        907
Winter Oaks B Bond                (6),(10)        1999         7.500  Jul. 2022       2,184      2,133            29       2,162
Winter Oaks C Bond                (6),(10)        1999        10.000  Jul. 2022       2,141      1,654           316       1,970
                                                                                 ---------- ----------- ------------- -----------
Subtotal non-participating subordinate bonds                                         18,407     17,215            33      17,248
                                                                                 ---------- ----------- ------------- ----------
Total Investment in tax-exempt bonds                                              $ 650,945   $592,829      $ 23,631   $ 616,460
                                                                                 ========== =========== ============= ===========



Non-Participating Subordinate Bonds:

Notes:

(1) These bonds also contain additional interest features contingent on available cash flow.

(2)  One of the original 22 bonds.

(3)  Series B Bonds derived from original 22 bonds.

(4)  These assets were pledged as collateral as of September 30, 2002.

(5)  TE Bond Sub or its subsidiaries own an 87% interest in these investments.

(6)  At September 30, 2002 these bonds were on non-accrual status.

(7) The underlying bonds are held in a trust; TE Bond Sub owns an 18% subordinate interest in the trust.

(8) TE Bond Sub or its subsidiaries own an 66% interest in Creekside Village, 54% interest in Lakeview Garden and a 67% interest in Hamilton Chase.

(9) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust, which represents the residual cash flows generated on the underlying bonds.

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

(14) The interest rate on the Santa Fe bond resets annually. As of September 30, 2002 the interest rate was 6.53%.

(15) The underlying bonds are held in a trust; TE Bond Sub owns a certificate in the trust which represents the residual cash flows generated on 81% of underlying bond. TE Bond Sub also owns the 19% certificate which is pledged as collateral at September 30, 2002.

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

     In order to facilitate the securitization of certain assets, the Company has pledged additional bonds and taxable loans as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At September 30, 2002 and December 31, 2001, the total carrying amount of the bonds and taxable loans pledged as collateral was $398.6 million and $361.8 million, respectively.

     In order to diversify its access to financing through securitization programs, in September 2002 the Company entered into a new securitization program with MBIA Insurance Corporation ("MBIA"), as the provider of credit enhancement; Goldman, Sachs & Co., as remarketing agent; and Bayerische Landesbank, as liquidity provider. Similar to the Company's other securitization programs, through this program the Company securitizes assets by depositing bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates is reset weekly by the remarketing agent. To increase the attractiveness of the senior certificates to investors, MBIA provided 7-year credit enhancement in the form of a surety bond that guarantees all interest and principal payments on the senior certificates. Goldman, Sachs & Co., acting as remarketing agent, will sell the senior certificates to investors. A group of liquidity banks, led by Bayerische Landesbank, provides liquidity to the senior certificates. Liquidity advances will be used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events.

     The Company accomplished its goal of diversifying its use of securitization facilities by repurchasing approximately $134.5 million in outstanding Puttable Floating Option Tax-Exempt Receipts ("P-FLOATssm") issued through the Company's securitization program with Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch"). Merrill Lynch then collapsed the related P-FLOATssm trusts and returned the underlying bonds to the Company. The Company then deposited a mix of bonds, including some bonds previously in the P-FLOATssm program, into the new MBIA-Goldman securitization trusts. The MBIA-Goldman trusts issued $147.0 million of variable-rate senior trust certificates (known as Tender Option Certificates, or "TOCs") and $4.2 million of variable-rate subordinated certificates (known as Trust Inverse Certificates, or "TICs"). The net cash proceeds to the Company upon completion of this transaction approximated $11.1 million, which represents $147.0 million in proceeds from the sale of the senior certificates less $134.5 million for the repurchase of senior certificates in the P-FLOATssm program and $1.4 million in debt issue costs. In addition, the Company retained an investment in the $4.2 million TICs.

     This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a secured borrowing. Accordingly, the Company recorded the senior certificates as short-term debt and the trust assets are included in investment in tax-exempt bonds. In conjunction with the recording of the short-term debt, the Company capitalized $1.4 million in debt issue costs. The Company is amortizing these debt issue costs over the life of the facility, based on the amount of outstanding debt, using the effective interest method.

     The Company did not securitize any additional assets, other than those discussed above, for the three months ended September 30, 2002.


NOTE 4 - OTHER BOND-RELATED INVESTMENTS

     At September 30, 2002 and December 31, 2001, the Company's other bond-related investments are investments in Residual Interest Tax-Exempt Securities Receipts ("RITESsm"), a security offered by Merrill Lynch through its P-FLOATssm Program. Through this program, Merrill Lynch deposits the bonds into securitization trusts. Subsequently, these trusts and/or bonds are credit enhanced by Merrill Lynch or another third party credit enhancement provider. Two types of securities, P-FLOATssm and RITESsm, are created for each asset deposited into the trusts. The P-FLOATssm are short-term floating rate interests in the trusts that have priority on the cash flows of the deposited mortgage bonds and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATssm are sold to qualified third party investors. The RITESsm are the subordinate security and receive the residual interest on the bond after the payment of all fees and the P-FLOATssm interest. A detailed listing of the other bond-related investments owned by the Company at September 30, 2002 and December 31, 2001 appears in a table on page 15.

     During the third quarter, the Company purchased two $5,000 (face amount) RITESSM investments for $0.6 million in the Park at Landmark P-FLOATssm trust.

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

     At September 30, 2002 and December 31, 2001, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITESsm would have the following impact:


      (in thousands)                                         September 30, 2002        December 31, 2001
                                                             ------------------        -----------------
      Fair value of retained interests                              $11,380                    $5,316
      Residual cash flows discount rate (annual rate)           3.7% - 8.1%              4.5% - 12.9%
      Impact on fair value of 10% adverse change                  ($10,110)                 ($22,821)
      Impact on fair value of 20% adverse change                  ($19,393)                 ($43,783)


     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.


                                                                                            September 30, 2002
                                                             --------------------------------------------------------------------
                                                                Face      Amortized     Unrealized            Fair Value
                                                  Year         Amount        Cost       Gain (Loss)      Assets    Liabilities(2)
Other Bond-Related Investments:                 Acquired       (000s)       (000s)         (000s)        (000s)        (000s)
-----------------------------------------     -------------  ----------- -------------  ------------   ----------  --------------
Investment in RITES:
      Barrington ....................... (1)      2000          $     5   $    5        $   545         $    550        $    -
      Briarwood ........................ (1)      1999              135      106            328              434             -
      Charter House .................... (1)      1996               80      165            845            1,010             -
      Cinnamon Ridge ................... (1)      2000                5      325          2,059            2,384             -
      Fort Branch ...................... (1)      2000                -        -              -                -             -
      Hidden Brooks .................... (1)      2001                -        -              -                -             -
      Indian Lakes ..................... (1)      2002                5    1,040           (178)             862             -
      LeMirador (Coleman Senior) ....... (1)      1999                -        -              -                -             -
      Lincoln Corner ................... (1)      2001               10       38           (364)               -          (326)
      Meridian at Bridgewater .......... (1)      1999                -        -              -                -             -
      Museum Towers ....................          2001                5        5            210              215             -
      North White Road ................. (1)      2001                5       42           (205)               -          (163)
      Olde English Manor ............... (1)      1999                -        -              -                -             -
      Park at Landmark ................. (1)      2000                5        6            672              678             -
      Park at Landmark ................. (1)      2002               10      582             61              643             -
      Park Center ...................... (1)      2001            1,270      164            494              658             -
      Rancho Mirage/Castle Hills ....... (1)      2000                -        -              -                -             -
      Rillito Village .................. (1)      1999                -        -              -                -             -
      Riverset Phase I ................. (1)      2000                5    1,064          1,981            3,045             -
      Riverset Phase II ................ (1)      1996                -        -              -                -             -
      Riverview ........................ (1)      2000                -        -              -                -             -
      Sienna (Italian Gardens) ......... (1)      1999                -        -              -                -             -
      Sonterra ......................... (1)      1998                -        -              -                -             -
      Southgate Crossings .............. (1)      1997               61      376          1,468            1,844             -
      Southwood ........................ (1)      1997                -        -              -                -             -
      Village at Sun Valley ............ (1)      2000                -        -              -                -             -
      Woodglen ......................... (1)      1999                5       32           (486)               -          (454)
                                                             ----------- -------------  ------------   ----------  --------------

Total other bond-related investments .......................    $ 1,606   $3,950        $ 7,430         $ 12,323        $ (943)
                                                             =========== =============  ============   ==========  ==============



                                                                                      December 31, 2001
                                                             --------------------------------------------------------------------
                                                                 Face      Amortized     Unrealized         Fair Value
                                                  Year          Amount        Cost       Gain (Loss)    Assets     Liabilities(2)
Other Bond-Related Investments:                 Acquired        (000s)       (000s)        (000s)       (000s)        (000s)
-----------------------------------------     -------------  ----------- -------------  ------------   ----------  --------------
Investment in RITES:
      Barrington ....................... (1)      2000          $     5     $     5        $     -      $      5    $       -
      Briarwood ........................ (1)      1999              135         104            164           268            -
      Charter House .................... (1)      1996               80         199            830         1,029            -
      Cinnamon Ridge ................... (1)      2000                5         327          1,681         2,008            -
      Fort Branch ...................... (1)      2000                8           8            370           378            -
      Hidden Brooks .................... (1)      2001                5          65         (1,075)            -       (1,010)
      Indian Lakes ..................... (1)      2002            3,170       3,254            641         3,895            -
      LeMirador (Coleman Senior) ....... (1)      1999              165           3            227           230            -
      Lincoln Corner ................... (1)      2001               10          32           (470)            -         (438)
      Meridian at Bridgewater .......... (1)      1999                5          37           (316)            -         (279)
      Museum Towers ....................          2001                5           5            105           110            -
      North White Road ................. (1)      2001                5          44            (39)            5            -
      Olde English Manor ............... (1)      1999               76          95           (382)            -         (287)
      Park at Landmark ................. (1)      2000                5          12            330           342            -
      Park at Landmark ................. (1)      2002                -           -              -             -            -
      Park Center ...................... (1)      2001            1,270          74           (232)            -         (158)
      Rancho Mirage/Castle Hills ....... (1)      2000                5           5           (255)            -         (250)
      Rillito Village .................. (1)      1999               65          63           (312)            -         (249)
      Riverset Phase I ................. (1)      2000                5       1,069          1,596         2,665            -
      Riverset Phase II ................ (1)      1996                5         120             35           155            -
      Riverview ........................ (1)      2000                5           5            213           218            -
      Sienna (Italian Gardens) ......... (1)      1999              160          (1)           106           105            -
      Sonterra ......................... (1)      1998                5          32         (3,062)            -       (3,030)
      Southgate Crossings .............. (1)      1997               71         432          1,445         1,877            -
      Southwood ........................ (1)      1997              420         321         (2,497)            -       (2,176)
      Village at Sun Valley ............ (1)      2000                5           5              -             5            -
      Woodglen ......................... (1)      1999                5          32           (134)            -         (102)
                                                             ----------- -------------  -------------  ----------  ---------------

Total other bond-related investments ......................     $ 5,700   $   6,347        $(1,031)     $ 13,295    $  (7,979)
                                                             =========== =============  =============  =====-====  ===============



(1)  Investment held by TE Bond Sub or its subsidiaries at September 30, 2002.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At September 30, 2002 and December 31, 2001, the Company's investments in derivative financial instruments consisted of interest rate swaps and put option contracts. See further discussion of the Company's investment in derivatives in
Note 7 to the Company's 2001 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at September 30, 2002 and December 31, 2001:



                                      September 30, 2002                 December 31, 2001
                            ------------------------------------ --------------------------------
                             Notional        Fair Value           Notional     Fair Value
                             Amount(3)    Assets  Liabilities(2) Amount(3)   Assets Liabilities(2)
                               (000s)     (000s)       (000s)      (000s)    (000s)      (000s)
                            ---------- ----------- ------------- --------- -------- -------------
Interest rate
  agreements (1) ........... $ 431,560   $ 21,085     $ (51,349) $ 422,230  $ 2,912  $ (18,646)
Put option agreements ......   107,275          -             -    107,275        -          -
                                       ----------- -------------           -------- -------------
Total investment in
  derivative financial
  instruments..............    $ 21,085     $ (51,349)            $ 2,912  $ (18,646)
                                       =========== =============           ======== =============



(1) The Company enters into interest rate swap contracts to offset against interest rate exposure on the Company's investment in RITESsm. The amounts disclosed represent the net fair values of all the Company's swaps at the reporting date.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(3) For the interest rate agreements, notional amount represents total amount of the Company's interest rate swap contracts ($692,665 and $650,335 as of September 30, 2002 and December 31, 2001, respectively) less the total amount of the Company's reverse interest rate swap contracts ($261,105 and $228,105 as of September 30, 2002 and December 31, 2001, respectively). For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.

NOTE 6 - LOANS RECEIVABLE

     The Company's loans receivable primarily consist of construction loans, permanent loans, taxable loans and other loans. The general terms of the loans owned by the Company are discussed in Note 8 to the Company's 2001 Form 10-K. The following table summarizes loans receivable by loan type at September 30, 2002 and December 31, 2001.



(in thousands)                  September 30, 2002        December 31, 2001
                              ----------------------   ------------------------
Loan Type:
Taxable construction loans ...            $ 277,030                  $ 271,383
Taxable permanent loans ......               63,008                     86,182
Taxable loans ................               31,306                     30,959
Other loans ..................               63,394                     52,282
                              ----------------------   ------------------------
                                            434,738                    440,806
Allowance for loan losses ....                 (775)                      (775)
                              ----------------------   ------------------------

Total ........................            $ 433,963                  $ 440,031
                              ======================   ========================


NOTE 7 - INVESTMENT IN PARTNERSHIPS

     At September 30, 2002 and December 31, 2001, the Company's investment in partnerships consisted of equity interests in real estate operating partnerships. The Company's investments in partnerships are accounted for using the equity method. The Company uses the equity method of accounting when the Company owns an interest in a partnership and can exert significant influence over the partnership's operations but cannot control the partnership's operations. Under the equity method, the Company's ownership interest in the partnership's capital is reported as an investment on the consolidated balance sheets and the Company's allocable share of the income or loss from the partnership is reported in other income in the consolidated statements of income. For the three and nine months ended September 30, 2002, the Company recorded $1.5 million and $1.7 million in an equity loss, respectively.


NOTE 8 - NOTES PAYABLE AND DEBT

     The Company's notes payable primarily consist of notes payable and advances under line of credit arrangements. The notes payable are borrowings used to finance construction lending and working capital needs. The general terms of the Company's notes payable are discussed in Note 11 to the Company's 2001 Form 10-K. The following table summarizes notes payable at September 30, 2002 and December 31, 2001.




(in thousands)                              September 30, 2002  December 31, 2001
                                           -------------------  -----------------
Notes payable .............................          $ 213,716         $ 235,420
Group Trust warehouse facility and
  lines of credit .........................             70,781            65,318
Residential Funding warehouse facility ....             94,499            98,033
Bank lines of credit ......................             10,000            13,521
Midland Multifamily Equity REIT Credit
  Line ....................................             15,593             7,459
Other                                                        -               312
                                           -------------------  -----------------
Total .....................................          $ 404,589         $ 420,063
                                           ===================  =================



     The Company's short- and long-term debt of $357.9 million and $213.4 million at September 30, 2002 and December 31, 2001, respectively, relates to securitization transactions that the Company has recorded as secured borrowings (see Notes 1 and 5 to the Company's 2001 Form 10-K).


NOTE 9 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     The Company's preferred shareholders' equity in a subsidiary represents four classes of preferred shares issued by MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), Series A, A-1, B and B-1 Preferred Shares (collectively, the "TE Bond Preferred Shares"). The income allocable to the TE Bond Preferred Shares is senior to the Company's ownership interest in TE Bond Sub. Therefore, only income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Preferred Shares is allocated to the Company. The following table provides a summary of certain terms of the TE Bond Preferred Shares.


                             Series A         Series A-1         Series B         Series B-1
                         Preferred Shares  Preferred Shares  Preferred Shares  Preferred Shares
                         ----------------  ----------------  ----------------  ----------------
Issue date ..............  May 27, 1999    October 9, 2001     June 2, 2000     October 9, 2001
Number of shares ........       42                8                 30                 4
Par amount per share ....   $2,000,000        $2,000,000        $2,000,000        $2,000,000
Dividend rate ...........     6.875%            6.30%              7.75%             6.80%
First remarketing date ..  June 30, 2009    June 30, 2009    November 1, 2010  November 1, 2010
Mandatory tender date ...  June 30, 2009    June 30, 2009    November 1, 2010  November 1, 2010
Redemption date .........  June 30, 2049    June 30, 2049      June 30, 2050     June 30, 2050


     The following table reflects the composition of the TE Bond Preferred Shareholders' equity in TE Bond Sub.



(in thousands)                              Series A       Series A-1      Series B      Series B-1        Total
                                         --------------- --------------- -------------- -------------- ---------------
Balance, January 1, 2002 ...............       $ 80,060        $ 15,206       $ 57,595        $ 7,604       $ 160,465
Income allocable to preferred shares ...          4,332             756          3,487            408           8,983
Distributions ..........................         (4,332)           (756)        (3,487)          (408)         (8,983)
                                         --------------- --------------- -------------- -------------- ---------------
Balance, September 30, 2002 ............       $ 80,060        $ 15,206       $ 57,595        $ 7,604       $ 160,465
                                         =============== =============== ============== ============== ===============



     The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The assets owned by TE Bond Sub and its subsidiaries are identified in footnotes to the Investment in Tax-exempt Bonds table in Note 2 and in footnotes to the Other Bond-Related Investments table in Note 4. The fair value of such assets aggregated $678.0 million and $501.4 million at September 30, 2002 and December 31, 2001, respectively. The equity interest in TE Bond Sub held by MuniMae is subject to the claims of creditors of MuniMae and in certain circumstances could be foreclosed upon.


NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerators and denominators in the basic and diluted EPS calculations for common shares for the three and nine months ended September 30, 2002 and 2001.






                                      For the three months ended September 30, 2002   For the three months ended September 30, 2001
                                         Income           Shares         Per Share      Income          Shares          Per Share
                                       (Numerator)     (Denominator)      Amount      (Numerator)    (Denominator)       Amount
                                     ---------------- ---------------  ------------   ------------  ----------------  ------------

(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares ....         $ 237      25,329,103        $ 0.01        $ 6,514        21,590,584        $ 0.30
                                                                       ============                                   ============

Effect of Dilutive Securities

Options and deferred shares ..........             -         454,193                            -           526,053

Convertible preferred shares to
  the extent dilutive ................             -               -                            3           137,044

Earnings contingency .................             -         132,855                            -           144,300
                                     ---------------- ---------------                 ------------  ----------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions ..........         $ 237      25,916,151        $ 0.01        $ 6,517        22,397,981        $ 0.29
                                     ================ ===============  ============   ============  ================  ============






                                      For the nine months ended September 30, 2002     For the nine months ended September 30, 2001
                                         Income          Shares         Per Share       Income          Shares          Per Share
                                       (Numerator)     Denominator)       Amount      (Numerator)     (Denominator)       Amount
                                     ---------------- ---------------  ------------   ------------  ----------------  ------------

(in thousands, except share and per share data)

Basic EPS

Income allocable to common shares ....      $ 18,050      24,728,414        $ 0.73        $ 9,263        21,034,369        $ 0.44
                                                                       ============                                   ============

Effect of Dilutive Securities

Options and deferred shares ..........             -         462,520                            -           492,371

Convertible preferred shares to
  the extent dilutive ................             -               -                            3            45,681

Earnings contingency .................             -         132,855                            -            48,100
                                     ---------------- ---------------                 ------------  ----------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions ..........      $ 18,050      25,323,789        $ 0.71        $ 9,266        21,620,521        $ 0.43
                                     ================ ===============  ============   ============  ================  ============



For the three and nine months ended September 30, 2002 and 2001, the effect of all potentially dilutive securities was included in the calculation.


NOTE 11 - DISTRIBUTIONS

     On October 17, 2002 the Board of Directors declared a distribution of $0.4400 for the three months ended September 30, 2002 to common shareholders of record on October 28, 2002. The payment date was November 8, 2002.


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

     The following table reflects the results of the Company's business segments for the three and nine months ended September 30, 2002 and 2001.



                                                Municipal Mortgage & Equity, LLC
                                                        Segment Reporting
                                                   (in thousands) (unaudited)


                                                                            For the three months ended September 30, 2002
                                                                  ---------------------------------------------------------------
                                                                   Investing      Operating                            Total
                                                                    Segment        Segment       Adjustments        Consolidated
                                                                  ------------   ------------   -------------     ---------------
INCOME:
Interest on tax-exempt bonds and
    other bond-related investments ..............................    $ 15,051        $   358          $    -            $ 15,409
Interest on loans ...............................................         837          7,839               -               8,676
Loan origination and brokerage fees .............................           -          2,206            (192)(1)           2,014
Syndication fees ................................................           -            767               -                 767
Loan servicing fees .............................................           -          1,544               -               1,544
Interest on short-term investments ..............................         195             65               -                 260
Other income ....................................................         265            116               -                 381
Net gain (loss) on sales ........................................         221            436               -                 657
                                                                  ------------   ------------   -------------     ---------------
    Total income ................................................      16,569         13,331            (192)             29,708
                                                                  ------------   ------------   -------------     ---------------
EXPENSES:
Salaries and benefits ...........................................         215          5,231               -               5,446
Professional Fees ...............................................         129            338               -                 467
Operating expenses ..............................................         356          1,817               -               2,173
Amortization of intangible assets ...............................           -            334               -                 334
Interest expense ................................................       1,907          6,864               -               8,771
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond-related investments .........           -              -               -                   -
                                                                  ------------   ------------   -------------     ---------------
    Total expenses ..............................................       2,607         14,584               -              17,191
                                                                  ------------   ------------   -------------     ---------------
Net holding gains (losses) on trading securities ................      (9,921)             -               -              (9,921)
Net income (loss) before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change ......................       4,041         (1,253)           (192)              2,596
Income tax expense ..............................................           -           (635)              -                (635)
                                                                  ------------   ------------   -------------     ---------------
Net income (loss) before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change .................................       4,041           (618)           (192)              3,231
Income allocable to preferred shareholders in a subsidiary company      2,994              -               -               2,994
                                                                  ------------   ------------   -------------     ---------------
Net income (loss) before cumulative effect of accounting
    change ......................................................       1,047           (618)           (192)                237
Cumulative effect on prior year changes in accounting for
    derivative financial instruments ............................           -              -               -                   -
                                                                  ------------   ------------   -------------     ---------------
Net income (loss) ...............................................    $  1,047        $  (618)         $ (192)           $    237
                                                                  ============   ============   =============     ===============





                                               Municipal Mortgage & Equity, LLC
                                                        Segment Reporting
                                                   (in thousands) (unaudited)


                                                                             For the nine months ended September 30, 2002
                                                                  ----------------------------------------------------------------
                                                                    Investing     Operating                             Total
                                                                     Segment       Segment        Adjustments        Consolidated
                                                                  -------------  ------------   --------------     ---------------
INCOME:
Interest on tax-exempt bonds and
    other bond-related investments ..............................     $ 43,753       $ 2,217          $     -            $ 45,970
Interest on loans ...............................................        2,517        23,183                -              25,700
Loan origination and brokerage fees .............................          750         5,969           (2,111) (1)          4,608
Syndication fees ................................................            -         4,765                -               4,765
Loan servicing fees .............................................            -         5,112                -               5,112
Interest on short-term investments ..............................          830           161                -                 991
Other income ....................................................          734         3,729                -               4,463
Net gain (loss) on sales ........................................        1,217         2,309                -               3,526
                                                                  -------------  ------------   --------------     ---------------
    Total income ................................................       49,801        47,445           (2,111)             95,135
                                                                  -------------  ------------   --------------     ---------------
EXPENSES:
Salaries and benefits ...........................................        1,833        14,370                -              16,203
Professional Fees ...............................................          460         1,616                -               2,076
Operating expenses ..............................................        1,110         5,481                -               6,591
Amortization of intangible assets ...............................            -           985                -                 985
Interest expense ................................................        6,421        19,809                -              26,230
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond-related investments .........          110             -                -                 110
                                                                  -------------  ------------   --------------     ---------------
    Total expenses ..............................................        9,934        42,261                -              52,195
                                                                  -------------  ------------   --------------     ---------------
Net holding gains (losses) on trading securities ................      (14,530)            -                -             (14,530)
Net income (loss) before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change ......................       25,337         5,184           (2,111)             28,410
Income tax expense ..............................................            -         1,224                -               1,224
                                                                  -------------  ------------   --------------     ---------------
Net income (loss) before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change .................................       25,337         3,960           (2,111)             27,186
Income allocable to preferred shareholders in a subsidiary company       8,983             -                -               8,983
                                                                  -------------  ------------   --------------     ---------------
Net income (loss) before cumulative effect of accounting
    change ......................................................       16,354         3,960           (2,111)             18,203
Cumulative effect on prior year changes in accounting for
    derivative financial instruments ............................            -             -                -                  -
                                                                  -------------  ------------   --------------     ---------------
Net income (loss) ...............................................     $ 16,354       $ 3,960         $ (2,111)           $ 18,203
                                                                  =============  ============   ==============     ===============





Notes:

(1) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.




                                                Municipal Mortgage & Equity, LLC
                                                       Segment Reporting
                                                  (in thousands) (unaudited)


                                                                            For the three months ended September 30, 2001
                                                                  ---------------------------------------------------------------
                                                                   Investing     Operating                            Total
                                                                    Segment       Segment        Adjustments       Consolidated
                                                                  ------------  ------------   --------------    ----------------
INCOME:
Interest on tax-exempt bonds and
    other bond-related investments ..............................    $ 11,393      $    760           $    -            $ 12,153
Interest on loans ...............................................         757         7,704                -               8,461
Loan origination and brokerage fees .............................           -         1,289              (89 (1)           1,200
Syndication fees ................................................           -         1,726                -               1,726
Loan servicing fees .............................................           -         1,659                -               1,659
Interest on short-term investments ..............................         308           179                -                 487
Other income ....................................................           -         1,843                -               1,843
Net gain (loss) on sales ........................................       2,227         2,533                -               4,760
                                                                  ------------  ------------   --------------    ----------------
    Total income ................................................      14,685        17,693              (89)             32,289
                                                                  ------------  ------------   --------------    ----------------
EXPENSES:
Salaries and benefits ...........................................         437         5,090                -               5,527
Professional Fees ...............................................         273           841                -               1,114
Operating expenses ..............................................         183         1,698                -               1,881
Amortization of intangible assets ...............................           -           694                -                 694
Interest expense ................................................       1,551         6,322                -               7,873
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond-related investments .........           -             -                -                   -
                                                                  ------------  ------------   --------------    ----------------
    Total expenses ..............................................       2,444        14,645                -              17,089
                                                                  ------------  ------------   --------------    ----------------
Net holding gains (losses) on trading securities ................      (4,670)            -                -              (4,670)
Net income (loss) before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change ......................       7,571         3,048              (89)             10,530
Income tax expense ..............................................           -           805                -                 805
                                                                  ------------  ------------   --------------    ----------------
Net income (loss) before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change .................................       7,571         2,243              (89)              9,725
Income allocable to preferred shareholders in a subsidiary company      2,606             -                -               2,606
                                                                  ------------  ------------   --------------    ----------------
Net income (loss) before cumulative effect of accounting
    change ......................................................       4,965         2,243              (89)              7,119
Cumulative effect on prior year changes in accounting for
    derivative financial instruments ............................           -             -                -                   -
                                                                  ------------  ------------   --------------    ----------------
Net income (loss) ...............................................    $  4,965      $ 2,243            $ (89)            $ 7,119
                                                                  ============  ============   ==============    ================




                                                Municipal Mortgage & Equity, LLC
                                                       Segment Reporting
                                                  (in thousands) (unaudited)


                                                                          For the nine months ended September 30, 2001
                                                                  -------------------------------------------------------------
                                                                   Investing     Operating                           Total
                                                                    Segment       Segment       Adjustments       Consolidated
                                                                  ------------ -------------  --------------     --------------
INCOME:
Interest on tax-exempt bonds and
    other bond-related investments ..............................    $ 34,135      $  1,997          $    -           $ 36,132
Interest on loans ...............................................       1,883        23,527               -             25,410
Loan origination and brokerage fees .............................           -         3,382            (509) (1)         2,873
Syndication fees ................................................           -         5,276               -              5,276
Loan servicing fees .............................................           -         5,020               -              5,020
Interest on short-term investments ..............................       1,562           620               -              2,182
Other income ....................................................           -         8,493               -              8,493
Net gain (loss) on sales ........................................       2,227         4,678               -              6,905
                                                                  ------------ -------------  --------------     --------------
    Total income ................................................      39,807        52,993            (509)            92,291
                                                                  ------------ -------------  --------------     --------------
EXPENSES:
Salaries and benefits ...........................................       1,199        13,803               -             15,002
Professional Fees ...............................................         771         1,947               -              2,718
Operating expenses ..............................................         645         4,917               -              5,562
Amortization of intangible assets ...............................           -         2,015               -              2,015
Interest expense ................................................       4,638        18,830               -             23,468
Other-than-temporary impairments related to investments in
    tax-exempt bonds and other bond-related investments .........           -         3,256               -              3,256
                                                                  ------------ -------------  --------------     --------------
    Total expenses ..............................................       7,253        44,768               -             52,021
                                                                  ------------ -------------  --------------     --------------
Net holding gains (losses) on trading securities ................      (8,263)            -               -             (8,263)
Net income (loss) before income taxes, income allocated to
    preferred shareholders in a subsidiary company, and
    cumulative effect of accounting change ......................      24,291         8,225            (509)            32,007
Income tax expense ..............................................           -         1,032               -              1,032
                                                                  ------------ -------------  --------------     --------------
Net income (loss) before income allocated to preferred
    shareholders in a subsidiary company and cumulative
    effect of accounting change .................................      24,291         7,193            (509)            30,975
Income allocable to preferred shareholders in a subsidiary company      7,818             -               -              7,818
                                                                  ------------ -------------  --------------     --------------
Net income (loss) before cumulative effect of accounting
    change ......................................................      16,473         7,193            (509)            23,157
Cumulative effect on prior year changes in accounting for
    derivative financial instruments ............................     (12,277)            -               -            (12,277)
                                                                  ------------ -------------  --------------     --------------
Net income (loss) ...............................................    $  4,196      $  7,193          $ (509)          $ 10,880
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

Results of Operations

Quarterly Results Analysis

     Total income for the third quarter of 2002 decreased $2.6 million over the same period last year due primarily to the following changes: (1) a $3.5 million increase in collections of interest on bonds, other bond-related investments, other notes and loans; (2) a $0.2 million decrease in interest on short-term investments resulting from the use of equity offering proceeds to repurchase senior interests in certain securitization trusts and funding of other operations, as well as lower investment yields on larger average balances held in margin collateral accounts; (3) a $1.5 million decrease in other income due primarily to a $1.2 million increase in losses from the CAPREIT investment and a decrease in cancellation, late and other fees; and (4) a $4.1 million decrease in gain on sales due primarily to a $0.8 million decrease in gain related to capitalized mortgage servicing rights, a $1.2 million gain on a tax credit equity re-syndication in the third quarter of 2001 and a $2.2 million gain from the pay-off of the Newport-on-Seven bond in the third quarter of 2001.

     Total expenses for the third quarter of 2002 increased $0.1 million over the same period last year due primarily to the following changes: (1) a $0.6 million decrease in professional fees due primarily to a $0.4 million adjustment to reflect capitalization of legal expenses related to new securitization programs and a $0.2 million decrease in fees related to information systems initiatives, as compared with the prior-year period; (2) a $0.3 million increase in operating expenses due primarily to software hosting expenses that began in January 2002; (3) a $0.4 million decrease in amortization expense due to changes in accounting guidelines relating to amortization of goodwill; and (4) a $0.9 million increase in interest expense primarily associated with an increase in financing costs associated with on-balance sheet securitizations.

     The Company recorded net holding losses for the change in market value of the Company's derivative financial instruments of $9.9 million for the third quarter of 2002.

     Income tax expense decreased $1.4 million for the third quarter of 2002 over the same period last year due primarily to the tax benefits derived from the tax deductions generated by the Company's equity investment in the CAPREIT venture. These deductions result from depreciation expenses generated by the underlying real estate properties that collateralize the Company's CAPREIT investment.


Year-to-Date Analysis

     Total income for the nine months ended September 30, 2002 increased $2.8 million over the same period last year due primarily to the following changes:
(1) a $10.1 million increase in collections of interest on bonds, other bond-related investments, other notes and loans; (2) a $1.2 million decrease in interest on short-term investments resulting from the use of equity offering proceeds to repurchase senior interests in current securitization trusts and funding of other operations, as well as lower investment yields on larger average balances held in margin collateral accounts; (3) a $1.2 million increase in loan origination and brokerage fees due to a $1.7 million increase in origination fees offset by a $0.5 million decrease in syndication fees related to tax credit equity transactions; (4) a $4.0 million decrease in other income primarily due to a $4.3 million increase in losses from the CAPREIT investment and a $0.4 million decrease in cancellation, late and other fees offset by an increase of $0.7 million in asset management and advisory fees; and (5) a $3.4 million decrease in gain on sales due primarily to a $2.3 million gain on tax credit equity re-syndications in 2001 and a $2.2 million gain from the pay-off of the Newport-on-Seven bond in 2001 offset by a $1.0 million gain in the first quarter of 2002 on the sale of an investment in RITES.

     Total expenses for the nine months ended September 30, 2002 increased $0.2 million over the same period last year due primarily to the following changes:
(1) a $1.2 million increase in salary and related benefits expense associated with 2001 new hires; (2) a $0.6 million decrease in professional fees due primarily to a $0.4 million adjustment to reflect capitalization of legal expenses related to new securitization programs and a decrease in fees related to information systems initiatives, as compared with the prior-year period; (3) a $1.0 million increase in other operating expenses driven primarily by deployment of accounting information systems and other upgrades in technology infrastructure; (4) a $1.0 million decrease in amortization expense due to changes in accounting guidelines relating to amortization of goodwill; (5) a $2.8 million increase in interest expense primarily associated with an increase in financing costs associated with on-balance sheet securitizations; and (6) a $0.1 million impairment recorded in 2002 associated with a subordinate bond investment compared to a $3.3 million impairment recorded in 2001 on two investments (Hunter's Glen and Buchanan Bay).

     The Company recorded net holding losses for the change in market value of the Company's derivative financial instruments of $14.5 million for the nine months ended September 30, 2002.

     Income tax expense increased $0.2 million for the nine months ended September 30, 2002 over the same period last year due primarily to a decrease in the deferred tax benefit relating to tax credits partially offset by a decrease in current tax expense as a result of tax benefits derived from the tax deductions generated by the Company's equity investment in the CAPREIT venture. These deductions result from depreciation expenses generated by the underlying real estate properties that collateralize the Company's CAPREIT investment.


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


Liquidity and Capital Resources

     The Company's primary objective is to maximize shareholder value through increases in Cash Available for Distribution ("CAD") per common share and appreciation in the value of its common shares. The Company seeks to achieve its growth objectives by growing its investing and operating business segments. The Company grows its investing segment by acquiring, servicing and managing diversified portfolios of tax-exempt bonds and other bond-related investments. Growth in the operating segment is derived from increasing levels of fees generated by affordable housing equity syndications, loan servicing and origination and brokerage services. The Company's business plan includes structuring $1.4 billion to $1.6 billion in investment transactions in 2002. The Company expects to finance its acquisitions through a financing strategy that
(1) takes advantage of attractive financing available in the tax-exempt securities markets, (2) minimizes exposure to fluctuations of interest rates, and (3) maintains adequate flexibility to manage the Company's short-term cash needs. To date, the Company has primarily used two sources, securitizations and equity offerings, to finance its acquisitions. Through the Company's management of capital for others, including Fannie Mae, and several pension funds, the Company has expanded its access to capital. Additional capital is necessary for the Company's continued growth. While the Company is actively seeking to increase capital commitments from those pension funds and to establish new pension fund and commercial bank financing relationships, there can be no assurance that such financing capacity, will be available when needed, nor can there be any assurance that the Company's current capital providers will renew their existing financing commitments as they mature, or that the Company will be able to raise funds through equity offerings.

     During the third quarter of 2002, the Company purchased an interest in an additional $15.8 million tax-exempt issue known as Park at Landmark and collaborated with Fannie Mae on two rated tax-exempt transactions totaling $12.0 million. The Company retained a $10,000 investment in these transactions.

     In addition, the Company originated $113.2 million of construction loans and working capital loans which, as the loans are funded over the construction period, will be reflected on the Company's consolidated balance sheet. The Company originated $114.7 million of taxable permanent loans, the majority of which will, the Company expects, be placed with third party investors. The Company earns origination fees on the taxable permanent loans. The Company structured equity investments totaling $39.2 million, where the Company earns syndication fees or origination fees on the placement of equity investments into tax credit funds or with third party investors.


Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.


New securitization program

     In order to diversify its access to financing through securitization programs, in September 2002 the Company entered into a new securitization program with MBIA Insurance Corporation ("MBIA"), as the provider of credit enhancement; Goldman, Sachs & Co., as remarketing agent; and Bayerische Landesbank, as liquidity provider. Similar to the Company's other securitization programs, through this program the Company securitizes assets by depositing bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates is reset weekly by the remarketing agent. To increase the attractiveness of the senior certificates to investors, MBIA provided 7-year credit enhancement in the form of a surety bond that guarantees all interest and principal payments on the senior certificates. Goldman, Sachs & Co., acting as remarketing agent, will sell the senior certificates to investors. A group of liquidity banks, led by Bayerische Landesbank, provides liquidity to the senior certificates. Liquidity advances will be used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events.

     The Company accomplished its goal of diversifying its use of securitization facilities by repurchasing approximately $134.5 million in outstanding Puttable Floating Option Tax-Exempt Receipts ("P-FLOATssm") issued through the Company's securitization program with Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch"). Merrill Lynch then collapsed the related P-FLOATssm trusts and returned the underlying bonds to the Company. The Company then deposited a mix of bonds, including some bonds previously in the P-FLOATssm program, into the new MBIA-Goldman securitization trusts. The MBIA-Goldman trusts issued $147.0 million of variable-rate senior trust certificates (known as Tender Option Certificates, or "TOCs") and $4.2 million of variable-rate subordinated certificates (known as Trust Inverse Certificates, or "TICs"). The net cash proceeds to the Company upon completion of this transaction approximated $11.1 million, which represents $147.0 million in proceeds from the sale of the senior certificates less $134.5 million for the repurchase of senior certificates in the P-FLOATssm program and $1.4 million in debt issue costs. In addition, the Company retained an investment in the $4.2 million TICs.

     This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As a result of certain call provisions available to the subordinate certificate holders, the Company has accounted for this transaction as a secured borrowing. Accordingly, the Company recorded the senior certificates as short-term debt and the trust assets are included in investment in tax-exempt bonds. In conjunction with the recording of the short-term debt, the Company capitalized $1.4 million in debt issue costs. The Company is amortizing these debt issue costs over the life of the facility, based on the amount of outstanding debt, using the effective interest method.

     To date, the Company has reported its leverage ratio based upon management's assessment of the actual economic risk to the Company of its financial assets and liabilities. The Company calculates this "economic leverage" by dividing on-balance sheet debt plus the total amount of third party owned senior interests in its investments, which it considers the equivalent of off-balance sheet financing, by the sum of total assets owned by the Company plus the total amount of third party owned senior interests adjusted for reserves equal to the net assets of the operating segment. The Company employs economic leverage as an internal management tool and attempts to maintain, through the use of securitizations, overall economic leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, and other assets not leveraged at all.

     The Company's economic leverage ratio was approximately 54% and 53% at September 30, 2002 and at December 31, 2001, respectively. By comparison, the Company's leverage ratio as calculated based on the Company's on-balance sheet debt was 51% and 49% at September 30, 2002 and December 31, 2001, respectively. This GAAP leverage ratio is based on total debt (notes payable, short- and long-term debt) divided by the Company's total assets.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At September 30, 2002 and December 31, 2001, the total carrying amount of the tax-exempt bonds and taxable loans pledged as collateral was $398.6 million and $361.8 million, respectively.

     The Company's 2001 Form 10-K contains a complete description of the Company's various credit enhancement and securitization investment vehicles. Since December 31, 2001 there has been no material change to the information relating to these vehicles included in the Company's 2001 Form 10-K, except as discussed above under New Securitization Program.


Factors That Could Affect Future Results

     The Company's 2001 Form 10-K contains a complete description of the factors that could affect the Company's future results. Since December 31, 2001 there has been no material change to the information related to factors that could affect future results included in the Company's 2001 Form 10-K.


Cash Flow

     At September 30, 2002 the Company had cash and cash equivalents of approximately $37.9 million.

     Cash flow from operating activities was $39.2 million and $37.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash flow from operations is due primarily to a decrease in other receivables from advances to tax credit equity funds. Other receivables from advances to tax credit equity funds decreased as a result of the Company beginning to make direct equity investments in real estate partnerships beginning in the fourth quarter of 2001, rather than making advances to tax credit equity funds, who in turn, made investments in real estate operating partnerships.

     The Company uses CAD as the primary measure of its ability to pay distributions. CAD differs from net income because of slight variations between GAAP income and actual cash received. There are three primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the non-cash gain and loss recognized for GAAP associated with valuations, sales of investments and capitalization of mortgage servicing rights net of deferred taxes, which are not included in the calculation of CAD. The third difference is the treatment of certain intangibles, which are amortized into expense for GAAP, but not included in the calculation of CAD.

     Until the redemption of the Company's preferred shares in 2002, the Company was required to distribute to the holders of its preferred shares the cash flow attributable to such shares (pursuant to the Company's Amended and Restated Certificate of Formation and Operating Agreement). The Company was also required to distribute 2% of the Company's net cash flow to the holders of term growth shares until they were redeemed in March 2002. The balance of the Company's net cash flow is available for distribution to the common shares and the Company's current policy is to distribute to common shareholders at least 80% of the annual CAD to common shares. For the three months ended September 30, 2002 and 2001, cash available for distribution to common shares was $12.8 million and $10.3 million, respectively. The Company's distribution per common share for the three months ended September 30, 2002 of $0.44 represents a payout ratio of 87% of CAD. The Company's common share distribution for the three months ended September 30, 2001 of $0.43 represents a payout ratio of 90% of CAD.

     The following table reconciles the Company's GAAP net income to CAD for three months ended September 30, 2002 and 2001:




                                                           For the three months ended   For the three months ended
                                                              September 30, 2002           September 30, 2001
                                                            -----------------------      -----------------------
Net income allocated to common shares - GAAP Basis .........        $   237                      $ 6,514
                                                             =======================      =======================
Conversion to Cash Available for Distribution:
 Mark to market adjustments ................................        $ 9,921                      $ 4,670
 CAPREIT investments .......................................          3,248                          434
 Net gain on sales .........................................           (450)                      (3,258)
 Amortization of capitalized mortgage servicing fees .......            334                          336
 Amortization of intangibles ...............................              -                          357
 Origination fees and other income, net ....................             53                          789
 Deferred tax (benefit) expense ............................           (462)                         504
                                                             -----------------------      -----------------------
Cash Available for Distribution (CAD) ......................        $12,881                     $ 10,346
                                                             =======================      =======================




     Regular cash distributions to shareholders, for the three months ended September 30, 2002 and 2001, were $11.2 million and $9.7 million, respectively.

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


Item 4. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.


(b) Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits:

          99   Officers'   Certificate   pursuant   to   Section   906   of  the
               Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K:

          On October 21, 2002, the Company filed a Form 8-K containing the supplemental information reported to security analysts for the three months ended September 30, 2002.

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

     Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director



By:  ___/s/William S. Harrison_________________________________________

     William S. Harrison

     Chief  Financial  Officer   (Principal   Financial  Officer  and  Principal
     Accounting Officer)



DATE: November 13, 2002

                                 CERTIFICATIONS



I, William S. Harrison, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Municipal Mortgage & Equity, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 11, 2002
                                      ___/s/ William S. Harrison____________

                                      Name:    William S. Harrison
                                      Title:   Chief Financial Officer

I, Mark K. Joseph, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Municipal Mortgage & Equity, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 11, 2002                ___/s/ Mark K. Joseph _______________

                                        Name:    Mark K. Joseph
                                        Title:   Chief Executive Officer

                                                                   EXHIBIT 99



                              Officers' Certificate
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




     Each of the undersigned officers of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company"), hereby certifies that (i) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.



Date:  November 11, 2002             ___/s/ Mark K. Joseph _______________

                                     Name:    Mark K. Joseph
                                     Title:   Chief Executive Officer and
                                              Chairman of the Board


                                     ___/s/ William S. Harrison____________

                                     Name:    William S. Harrison
                                     Title:   Senior Vice President and
                                              Chief Financial Officer