Form 10-K
period 2002-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2003-03-27
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ].

     The aggregate market value of the Company's Common Shares held by non-affiliates of the registrant as of March 20, 2003 (computed by reference to the closing price of such shares on the New York Stock Exchange) was $635,300,301. The Company had 28,826,284 Common Shares outstanding as of March 20, 2003.

     Portions of the Company's Proxy Statement with respect to the 2003 Annual Meeting of Shareholders to be filed subsequent to the date hereof are incorporated by reference Items 10, 11, 12 and 13 of Part III.

Forward-Looking Information

Assumptions relating to various portions of the Company's Annual Report on Form 10-K involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-K


Part I

Item 1.  Description of Business .....................................Page 4

Item 2.  Properties ..................................................Page 7

Item 3.  Legal Proceedings ...........................................Page 8

Item 4.  Submission of Matters to a Vote of Security Holders .........Page 8

Part II

Item 5.  Market for Registrant's Equity Securities and Related
         Stockholder Matters .........................................Page 9

Item 6.  Selected Financial Data .....................................Page 11

Item 7. Management's Discussion and Analysis of Financial Condition..Page 12 and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ..Page 35

Item 8.  Financial Statements and Supplementary Data .................Page 38

Item 9.  Changes in and Disagreements on Accounting and Financial ....Page 38
         Disclosure

Part III

Item 10. Directors and Executive Officers of the Registrant ..........Page 39

Item 11. Executive Compensation ......................................Page 39

Item 12. Security Ownership of Certain Beneficial Owners and .........Page 39
         Management

Item 13. Certain Relationships and Related Transactions ..............Page 39

Item 14. Controls and Procedures .....................................Page 39

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports ........Page 39
         on Form 8-K

                                     Part I

Item 1.  Description of Business.

General Development of Business.

     Municipal Mortgage & Equity, LLC ("MuniMae" and, together with its subsidiaries, the "Company") provides debt and equity financing to developers of multifamily housing. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income derived from the majority of these bond investments is exempt income for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments.

     The Company is also a mortgage banker. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

     The Company also invests in (1) other housing-related debt and equity investments, including equity investments in real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments.

     MuniMae is a Delaware limited liability company and is the successor to the business of SCA Tax Exempt Fund Limited Partnership. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for federal income tax purposes, no recognition of income taxes is made at the corporate level (except for income earned through certain subsidiaries of the Company organized as corporations). Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return.

     Prior to March 2002, the Company had four types of shares: preferred shares, preferred capital distribution shares ("preferred cd shares"), term growth shares and common shares. The Company's preferred shares, preferred cd shares, term growth shares and common shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of the Company's Operating Agreement. The Company was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in the Company's Operating Agreement. The Company was required to distribute 2.0% of the net cash flow to the holders of term growth shares. The balance of the Company's cash flow was available for distribution to common shares.

     The Company's Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal. The Company was required to redeem the preferred shares and preferred cd shares within six months of the occurrence of a redemption event.

     A portion of the bonds attributable to preferred shares and preferred cd shares reached par value in December 2000. As a result, in June 2001, the Company redeemed a portion of the preferred shares and preferred cd shares. The remaining bonds attributable to the preferred shares and preferred cd shares were either paid off, sold and/or reached par value from September 2001 through January 2002. As a result, in March 2002, the Company redeemed the remaining preferred shares and preferred cd shares. The Operating Agreement required that the term growth shares be redeemed after the last preferred share is redeemed. As a result, the term growth shares, which had no residual value, were also redeemed in 2002. Subsequent to March 2002, the common shares are the Company's only outstanding shares.

Subsidiaries

MuniMae TE Bond Subsidiary, LLC
-------------------------------

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"). TE Bond Sub sold Series A, Series B and Series A-1 and Series B-1 Cumulative Preferred Shares (collectively, the "TE Bond Sub Preferred Shares") to institutional investors in May 1999, June 2000 and October 2001, respectively. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. As a result, the assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The Company's common equity interest in TE Bond Sub was $271.4 million and $268.4 million at December 31, 2002 and 2001, respectively. The common equity interest in TE Bond Sub held by MuniMae is subject to the claims of the creditors of MuniMae and in certain circumstances could be foreclosed.

     The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A and Series A-1 Preferred Shares. The Series B-1 Preferred Shares are equal in priority of payment to the Series B Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company. Cash distributions on the TE Bond Sub Preferred Shares are paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions.

MFH
---

     The Company engages in a variety of mortgage banking activities. These activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. The mortgage banking activities are generally conducted through Midland Financial Holdings, Inc. (together with its subsidiaries, "MFH"), a wholly owned subsidiary of the Company.

     The Company acquired MFH in 1999 for a total purchase price of $45.0 million ($46.0 million including acquisition costs). Of this amount, the Company paid approximately $23.0 million in cash and $12.0 million in common shares at the closing of the transaction and $10.0 million in additional common shares paid in three equal installments, the last of which was paid in December 2002. The acquisition has been accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired, which totaled $7.7 million.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

     The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties. The Company's sources of capital to fund these lending activities include proceeds from equity offerings, securitizations, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period.

     The Company may also structure transactions whereby a third party buys bonds directly from a seller and the Company subsequently purchases a residual interest in securitization trusts holding the tax-exempt bonds.

     The Company's strategy includes the maintenance and expansion of a diversified portfolio of tax-exempt bonds and related investments, thereby increasing the interest income earned by the Company. The Company's business plan includes originating $375 million to $450 million in tax-exempt bonds in 2003, of which the Company would expect to retain up to $175 to $200 million in its investment portfolio. For the years ended December 31, 2002 and 2001, the Company structured $300.1 million and $468.4 million in tax-exempt bond transactions, respectively.

Mortgage Banking Activities

     The Company engages in a variety of mortgage banking activities. These activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties.

     The Company originates construction, permanent and supplemental loans to the multifamily housing industry. Supplemental loans include:

     o bridge and pre-development loans, which are project-specific short-term loans for qualifying pre-development and development expenditures and are structured to be repaid from the construction or permanent financing of the same project. Bridge loans fund timing gaps between project expenditures and later installments of equity financing or permanent debt, and pre-development loans fund early stage project expenditures and are repaid by the first installments of equity or construction financing; and

     o term loans, lines of credit and workout loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Term loans, lines of credit and workout loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.

     Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, assignment of syndication proceeds, assignment and pledges of developer fees, assignment and pledge of cash flows from properties, corporate guarantees and personal guarantees.

     The Company's sources of capital to fund these construction, permanent and supplemental lending activities include: (1) warehousing facilities and short-term lines of credit with commercial banks; (2) debt and equity financings either through the Midland Affordable Housing Group Trust (the "Group Trust") or the Midland Multifamily Equity REIT ("MMER"); and (3) working capital. The Company earns income from the difference between the interest charged on its loans and the interest due under its notes payable and other funding sources. The Company also earns (1) origination fees, (2) loan servicing fees, or in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.

     MFH is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer ("DUS") and a Federal Housing Administration ("FHA") approved mortgagee. A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for sale to Fannie Mae or FHA as or shortly after the loans are converted to permanent loans. The Company usually retains the mortgage servicing rights on the permanent loans which its sells to third parties.

     The Company grows its mortgage banking business by increasing levels of fees generated by affordable housing tax credit equity syndications, loan servicing and origination services. The Company's business plan includes originating $875 to $975 million in construction, permanent and supplemental loans in 2003.

Equity Investments in Partnerships

     The Company makes equity investments for its own account in income-producing real estate operating partnerships. To date, the Company's equity investments have been made in partnership with CAPREIT, Inc. and its affiliates ("CAPREIT"). In 2001, the Company made a $3.4 million equity investment in 12 property partnerships (the "CAPREIT Tera" investment). As a result of the Company's CAPREIT Tera investment, the Company owns a 35% general partnership interest in the 12 property partnerships.

     In 2002, MuniMae invested $70.7 million to acquire a 35% general partnership interest in 20 CAPREIT property partnerships and four related swap partnerships (the "CAPREIT 3M" investment). The Company's liquidation percentage in CAPREIT 3M is 30%.

Syndication of Low-Income Housing Tax Credits

     The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors, including Fannie Mae and a number of corporate investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. The Company also earns asset management fees for managing the low-income housing tax credits funds syndicated.

     The Company syndicated equity investments totaling $152.4 million, $114.7 million and $97.6 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Although the Company has endeavored to expand this product line over the past several years, it estimates that its 2002 syndication volume represents only 2-3% of approximately $6 billion of newly issued low-income housing tax credit financings. Subject to pricing and market conditions, including  the  potential  impact of  changes  in tax law  proposed  by the Bush administration in January 2003 (see "Management Discussion and Analysis of Financial Condition and Results of Operations - Factors that Could Affect Future Results" ), the Company plans to continue to expand this line of business in order to gain the benefits of economies of scale in marketing, underwriting and asset management. The Company's 2003 business plan includes syndicating $225 million of low-income housing tax credits.

Competition

     In seeking out attractive multifamily and other housing-related investment opportunities, the Company competes directly against a large number of lenders - including banks, finance companies and other financial intermediaries - and providers of related services such as portfolio loan servicing. Certain of the Company's competitors, including GMAC, Prudential Mortgage Finance and Lend Lease Mortgage Capital Co., have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

     In addition, in seeking permanent financing for their developments, the Company's customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner's use of the property. As a result, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. In particular, the differential in interest expense between tax-exempt and taxable financing alternatives tends to be lower in a low interest rate environment, which tends to make the Company's tax-exempt multifamily housing bond financings less attractive to developers than taxable alternatives. Consequently, the Company's primary (i.e., newly originated) tax-exempt bond originations have declined to $17.3 million in the year ended December 31, 2002, from $18.2 million and $114.7 million in 2001 and 2000, respectively. In response, the Company has taken advantage of opportunities in the secondary market for these bonds and has begun to invest in other types of housing-related tax-exempt bond financings. While our strategic emphasis on tax-exempt financing will - absent a major change in the tax code - continue, the Company will continue to expand and diversify its other lines of business.

Business Segments

     In October 1999, as a result of the MFH acquisition, the Company restructured its operations into two business segments: (1) an operating segment consisting of MFH and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The revenues associated with the investing segment consist primarily of interest earned on tax-exempt bonds, residual interests in bond securitizations, taxable loans and derivative financial instruments. The revenues associated with the operating segment consist primarily of loan servicing fees, loan origination fees, syndication fees, asset management fees, and advisory fees. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately.

     For the years ended December 31, 2002, 2001 and 2000, the Company's revenues, net income and identifiable assets have been distributed among the following segments:


                                                              For the year ended December 31,
                     ---------------------------------------------------------------------------------------------------------
                                            2002                                                 2001
                     ---------------------------------------------------  ----------------------------------------------------
(000s)                Investing    Operating  Adjustments (1)   Total      Investing   Operating    Adjustments (1)   Total
                     -----------  ----------  --------------- ----------  ----------  -----------  ---------------- ----------
Total income         $   65,329    $ 71,394    $    (3,095)   $  133,628  $  57,914    $  69,948     $      (820)   $  127,042
Net income               23,402       8,642         (3,095)       28,949     19,312        7,390            (820)       25,882
Identifiable assets   1,004,716     548,202              -     1,552,918    791,199      498,077             -       1,289,276

(1) Represents origination fees on purchased investments that are deferred and amortized into income over the life of the investment.


     Prior to October 1999, all of the Company's operations were attributable to the investing segment.

Employees

     As of March 26, 2003, the Company had 228 employees. The Company is not a party to any collective bargaining agreement.

Item 2.  Properties.

         The Company leases office space as follows:

Baltimore,  Maryland.  In November  1998,  the Company  assumed the office lease
---------------------
agreement from an affiliate for office space. The office space contains 11,124 square feet and the lease expires in September 2003. In June 2001, the Company entered into a lease agreement for additional space in the same office building. The new office space contains 2,939 square feet and the lease expires in September 2003. In December 2002, the Company entered into a lease agreement for additional space in the same office building. The new office space contains 1,998 square feet and expires in June 2003.

Clearwater,  Florida.  In January  2001,  the Company  negotiated a new lease in
---------------------
Clearwater. The office space contains 36,004 square feet and the lease expires in December 2005.

     The Company also leases office space for its regional offices in Dallas, Texas, San Francisco, California, Chicago, Illinois, Detroit, Michigan and Washington D.C. The Company believes its facilities are suitable for its requirements and are adequate for its current and contemplated future operations.


Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the three months ended December 31, 2002.

                                     Part II

Item 5.  Market for  Registrant's  Equity  Securities  and  Related  Stockholder
Matters

     The following table sets forth the high and low sale prices per share of the common shares as reported by the NYSE for each calendar quarter in 2002 and 2001 and the distributions declared with respect to such shares allocable to such period.


                                                                Distributions
                                      High           Low           Declared
                                  -----------   -----------    ---------------
      2002:
              First Quarter         $ 26.40       $ 22.95         $ 0.4350
              Second Quarter          26.16         24.03           0.4375
              Third Quarter           26.35         22.11           0.4400
              Fourth Quarter          25.69         21.75           0.4425

      2001:
              First Quarter         $ 24.33       $ 21.75         $ 0.4250
              Second Quarter          23.50         22.00           0.4275
              Third Quarter           25.25         25.80           0.4300
              Fourth Quarter          25.80         23.11           0.4325

     As of March 20, 2003, there were approximaty 2,871 holders of record of common shares.



     The Company's current policy is to distribute to holders of common shares at least 80% of cash available for distribution to common shares. The Company pays distributions to its holders of common shares quarterly in February, May, August and November.

     The preferred shares and the preferred capital distribution shares ("preferred cd shares") that were redeemed in March 2002 are not listed for trading on any national securities exchange and there was no established public trading market for those shares.

Description of Shares

     Prior to March 2002, the Company had four types of shares: preferred shares, preferred cd shares, term growth shares and common shares. The Company's preferred shares, preferred cd shares, term growth shares and common shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of the Company's Operating Agreement. The Company was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in the Company's Operating Agreement. The Company was required to distribute 2.0% of the net cash flow to the holders of term growth shares. The balance of the Company's cash flow was available for distribution to common shares.

     The Company's Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal. The Company was required to redeem the preferred shares and preferred cd shares within six months of the occurrence of a redemption event.

     A portion of the bonds attributable to preferred shares and preferred cd shares reached par value in December 2000. As a result, in June 2001, the Company redeemed a portion of the preferred and preferred cd shares. The remaining bonds attributable to the preferred shares and preferred cd shares were either paid off, sold and/or reached par value from September 2001 through January 2002. As a result, in March 2002, the Company redeemed the remaining preferred shares and preferred cd shares. The Operating Agreement also required that the term growth shares be redeemed after the last preferred share is redeemed. As a result, the term growth shares, which had no residual value, were also redeemed in 2002.

     Subsequent to March 2002, the common shares are the Company's only outstanding shares. The common shares have no par value. At December 31, 2002, 29,083,599 common shares were authorized. The holders of the common shares are entitled to distributions as and when declared by the Board of Directors out of funds legally available therefor. As of December 31, 2002, it is the Company's policy to distribute to the holders of the common shares at least 80% of cash available for distribution.

     The common shares are not redeemable (except pursuant to certain anti-takeover provisions) and upon liquidation share ratably in any assets remaining after payment of creditors. The holders of the common shares voting as a single class have the right to elect the directors of the Company and have voting rights with respect to a merger or consolidation of the Company in which it is not the surviving entity or the sale of substantially all of its assets, the removal of a director, the dissolution of the Company, and certain anti-takeover provisions. Each common share entitles its holder to cast one vote on each matter presented for shareholder vote.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding the Company's securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002.


                                                                     Equity Compensation Plan Information
                                             -----------------------------------------------------------------------------
                                              Number of securities          Weighted average
                                             to be issued upon exercise    exercise price of         Number of securities
                                             of outstanding options,      outstanding options,        remaining available
Plan category                                warrants and rights (1)      warrants and rights         for future issuance
-------------------------------------------  ------------------------    -----------------------    ----------------------
Equity compensation plans approved
  by security holders:
    Non-employee directors' share plans                      136,000      $               21.28 (2)                71,047
    Employee share incentive plans                           967,846 (3)  $               18.19 (2)               967,485

Equity compensation plans not approved
  by security holders                                              -                          -                         -

                                             ------------------------                               ----------------------
Total                                                      1,103,846                                            1,038,532
                                             ========================                               ======================

(1) Does not include any restricted shares which have already vested, as such shares are already reflected in the Company's common shares outstanding.
(2) Represents the weighted average exercise price of the outstanding stock options.
(3)  Includes 171,407 of unvested deferred shares and 796,439 of stock options.



ITEM 6.  SELECTED FINANCIAL DATA


As of and for the year ended December 31,                              2002         2001         2000          1999          1998
                                                                   -----------  -----------  -----------  ------------  ------------
INCOME STATEMENT DATA (000s):
Interest income                                                    $   96,073   $   89,864   $   79,225   $    43,826   $    29,134
Fee income                                                             28,997       28,956       19,308         7,040         1,581
Net gain on sales                                                       8,558        8,222        2,319         2,680         4,743
                                                                   -----------  -----------  -----------  ------------  ------------
Total income                                                          133,628      127,042      100,852        53,546        35,458
Interest expense                                                       36,596       30,696       31,152         6,665             -
Operating expenses                                                     34,658       33,409       24,249         9,815         6,002
Amortization expense                                                    1,314        2,509        1,887           297             -
                                                                   -----------  -----------  -----------  ------------  ------------
Total expenses                                                         72,568       66,614       57,288        16,777         6,002
Net holding losses on derivatives                                     (14,863)      (5,572)           -             -             -
Impairments and valuation allowances related to investments              (730)      (3,256)      (1,508)       (1,120)       (2,049)
Losses from equity investments in partnerships                         (3,057)      (1,279)           -             -             -
Income tax expense                                                     (1,484)      (1,383)      (2,006)         (703)            -
Income allocable to preferred shareholders in a subsidiary company    (11,977)     (10,779)      (8,475)       (3,433)            -
Cumulative effect on prior years of change in
   accounting for derivative financial instruments (1)                      -      (12,277)           -             -             -
                                                                   -----------  -----------  -----------  ------------  ------------
Net income                                                         $   28,949   $   25,882   $   31,575   $    31,513   $    27,407
                                                                   ===========  ===========  ===========  ============  ============
Net income available to common shareholders                        $   28,796   $   23,847   $   29,076   $    28,796   $    24,728
                                                                   ===========  ===========  ===========  ============  ============

NET INCOME PER SHARE:
Common shares (diluted earnings per share)                         $     1.13   $     1.09   $     1.62   $      1.67   $      1.60

BALANCE SHEET DATA (000s):
Investment in tax-exempt bonds, net                                $  770,345   $  616,460   $  500,190   $   391,544   $   298,424
Loans receivable, net                                                 461,448      440,031      349,291       286,489        17,246
Investments in partnerships                                            99,966        5,393            -             -             -
Residual interests in bond securitizations                             11,039       13,295            -             -             -
Investment in derivative financial instruments                         18,762        2,912            -             -             -
Total assets                                                        1,552,918    1,289,276      987,882       801,746       364,161
Notes payable                                                         450,924      420,063      329,159       261,956             -
Short-term debt                                                       219,945       78,560       41,290             -             -
Long-term debt                                                        147,357      134,881       70,899        67,000             -
Investment in derivative financial instruments                         49,359       18,646            -             -             -
Preferred shareholders' equity in a subsidiary company                160,465      160,645      137,664        80,159             -
Total shareholders' equity                                            487,064      436,708      364,783       363,611       355,452

CASH DISTRIBUTIONS PER SHARE:
Common shares:
         For the year ended December 31, paid quarterly (2)        $   1.7550   $   1.7150   $   1.6725   $    1.6075   $    1.5250

(1) The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. FAS 133 requires the Company's investment in derivative financial instruments be recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero and the Company's interest rate swaps and total return swaps were reclassified to trading securities and those with a negative balance were reflected as liabilties on the balance sheet. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately
     $12.3 million as of January 1, 2001.

(2)  This amount represents total dividends declared for the year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

     Municipal Mortgage & Equity, LLC ("MuniMae" or, together with its subsidiaries, the "Company") provides debt and equity financing to developers of multifamily housing. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income derived from the majority of these bond investments is exempt income for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments.

     The Company is also a mortgage banker. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

     The Company also invests in (1) other housing-related debt and equity investments, including equity investments in real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments.

     Although the Company has diversified into more fee-oriented lines of business generating taxable income over the past several years, tax-exempt interest income on bonds and residual interests in bond securitizations remains the single largest component of the Company's revenue, as shown in the table below:


                                                                For the year ended December 31,
                                        -------------------------------------------------------------------------
(000s)                                      2002         %           2001         %           2000         %
                                        -----------  ----------  -----------  ----------  -----------  ----------
Interest on bonds and
     residual interests in
     bond securitizations                $  59,923       44.9%    $  53,443       42.1%    $  43,077       42.7%
Interest on loans                           34,895       26.1%       33,340       26.2%       31,757       31.5%
Interest on short-term
     investments                             1,255        0.9%        3,081        2.4%        4,391        4.4%
                                        -----------  ----------  -----------  ----------  -----------  ----------
Total interest income                       96,073       71.9%       89,864       70.7%       79,225       78.6%
Total fee income                            28,997       21.7%       28,956       22.8%       19,308       19.1%
Net gain on sales                            8,558        6.4%        8,222        6.5%        2,319        2.3%
                                        -----------  ----------  -----------  ----------  -----------  ----------
Total income                             $ 133,628      100.0%    $ 127,042      100.0%    $ 100,852      100.0%
                                        ===========  ==========  ===========  ==========  ===========  ==========


     MuniMae is a Delaware limited liability company. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for federal income tax purposes, no recognition of income taxes is made at the corporate level (except for income earned through subsidiaries of the Company organized as corporations). Instead, the distributive share of MuniMae's income, capital gain or loss, deductions and credits is included in each shareholder's income tax return.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

     The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties. The Company also invests in (1) other tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments.

     The Company may also structure transactions whereby a third party buys bonds directly from a seller and the Company subsequently purchases a residual interest in a bond securitization holding the tax-exempt bonds.

     The Company's sources of capital to fund these lending activities include proceeds from equity offerings, securitizations, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period.

     The Company's strategy includes the maintenance and expansion of a diversified portfolio of tax-exempt bonds and related investments, thereby increasing the interest income earned by the Company. The Company's business plan includes originating $475 million to $550 million in tax-exempt bonds and related investments in 2003. This range includes $225 million to $250 million of construction production and $250 million to $300 million of permanent production. Although these construction and permanent loan production totals relate to the same loans, the Company counts them as separate loans for consistency with market practice for tracking of taxable lending, where construction and permanent loans are legally distinct loans. For the years ended December 31, 2002 and 2001, the Company structured $300.1 million and $468.4 million, respectively, in tax-exempt bond transactions.

Mortgage Banking Activities

     The Company engages in a variety of mortgage banking activities. These activities include the origination, investment in and servicing of investments in multifamily housing and other real estate financings, both for its own account and on behalf of third parties.

     The Company's mortgage banking activities are generally conducted through Midland Financial Holdings, Inc. (together with its subsidiaries, "MFH"), a wholly owned subsidiary of the Company, which the Company acquired in 1999 for a total purchase price of $45.0 million ($46.0 million including acquisition costs). Of this amount, the Company paid approximately $23.0 million in cash, $12.0 million in common shares at the closing of the transaction and $10.0 million in additional common shares paid in three equal annual installments, the last of which was paid in December 2002. The acquisition has been accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired, which totaled $7.7 million. The results of operations of MFH are included in the consolidated financial statements of the Company.

     The Company originates construction, permanent and supplemental loans to the multifamily housing industry. Supplemental loans include:

     o bridge and pre-development loans, which are project-specific short-term loans for qualifying pre-development and development expenditures and are structured to be repaid from the construction or permanent financing of the same project. Bridge loans fund timing gaps between project expenditures and later installments of equity financing or permanent debt, and pre-development loans fund early stage project expenditures and are repaid by the first installments of equity or construction financing; and

     o term loans, lines of credit and workout loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Term loans, lines of credit and workout loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.

     Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, assignment of syndication proceeds, assignment and pledges of developer fees, assignment and pledge of cash flows from properties, corporate guarantees and personal guarantees.

     The Company's sources of capital to fund its mortgage banking activities include (1) warehousing facilities and short-term lines of credit with commercial banks, (2) debt and equity financings, either through the Midland Affordable Housing Group Trust (the "Group Trust") or the Midland Multifamily Equity REIT ("MMER"), and (3) working capital. The Company earns income from the difference between the interest charged on its loans and the interest due under its notes payable and other funding sources. The Company also earns (1) origination fees, (2) loan servicing fees, or in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.

     MFH is a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicer ("DUS"). A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for sale to Fannie Mae as or shortly after the loans are converted to permanent loans. The Company usually retains the mortgage servicing rights on the permanent loans which its sells to third parties.

     As a Fannie Mae DUS lender, MFH underwrites and originates multifamily housing loans in accordance with Fannie Mae's underwriting guidelines and sells those loans directly to Fannie Mae. Under the DUS loan program, MFH has agreed to bear a portion of any loss incurred on a DUS loan originated by MFH and sold to Fannie Mae in accordance with loss sharing formulas under which MFH would be subject to a maximum responsibility to Fannie Mae of up to 30% of the original principal balance of the defaulted loan.

     MFH is also a Federal Housing Administration ("FHA") and US Department of Housing and Urban Development ("HUD") approved mortgagee and is an approved lender under HUD's Multifamily Accelerated Processing ("MAP") program. As a MAP lender, MFH is responsible for underwriting and recommending loans to FHA/HUD for mortgage insurance. As an FHA/HUD approved mortgagee, MFH must maintain a minimum net worth.

     MFH is a Government National Mortgage Association ("GNMA") approved securities issuer, seller and servicer. All loans originated under HUD programs are securitized through the GNMA Mortgage Backed Security ("MBS") program and sold in the secondary market. The Company may earn premiums or incur discounts on the securitization of these loans, and the Company retains the servicing rights on all HUD loans sold under the GNMA MBS program. As a GNMA approved issuer, seller and servicer, MFH must maintain a minimum net worth as well as minimum insurance coverages.

     As an FHA/HUD approved mortagee, MFH may share in losses relating to under performing loans originated under the HUD programs. If a borrower fails to make payments of principal, interest, taxes or insurance premiums on a HUD loan securitized with GNMA, MFH may be required to make servicing advances to GNMA. If a defaulted loan is assigned to HUD, insurance will generally limit MFH's loss exposure to 1% of the loan's then outstanding unpaid principal balance. However, the Company's loan documents generally hold the borrower liable for any losses incurred by MFH in the event of a default and/or assignment of a loan to HUD. In addition, GNMA allows for partial recovery of expenses for loans that were assigned to HUD after default and subsequently paid out of a GNMA pool.

     The Company grows its mortgage banking business by increasing production levels which, in turn, is expected to increase the fees generated by affordable housing tax credit equity syndications, loan servicing and origination services.

     The Company's business plan includes originating $875 to $975 million in construction, permanent and supplemental loans in 2003. The following table shows the Company's originations for the years ended December 31, 2002, 2001 and 2000.


(000s)                                2002           2001           2000
------                                ----           ----           ----
Construction loans                 $  338,202    $  175,835      $  280,548
Permanent loans                       351,868       294,900         148,272
Supplemental loans (1)                 76,154             -               -
                              ----------------------------------------------
Total                              $  766,224    $  470,735      $  428,820
                              ==============================================

(1)  Prior to 2002,  supplemental loan originations were not separately tracked.


The table below shows the carrying value of all three loan types as of December 31, 2002 and 2001:


         (000s)                                2002          2001
         ------                                ----          ----
         Construction loans                  $300,266       $268,775
         Permanent loans                       44,665         86,182
         Supplemental loans                    80,459         49,885
                                       ------------------------------
         Total                               $425,390       $404,842
                                       ==============================

     Because the majority of the Company's supplemental loans are pre-construction or workout loans, these loans are considered to be riskier than the Company's construction and permanent loans. As a result, the Company attempts to limit the growth of its supplemental loan portfolio; however, as these loans are important to the maintenance of the Company's relationships with developers, the Company expects that they will continue to represent 5%-10% of its origination volume going forward. As shown in the table above, the Company's supplemental loan balances have increased significantly over the past two years. In response, the Company has recently taken measures to upgrade its monitoring and management of the supplemental loans in its portfolio.

Equity Investments in Partnerships

     The Company makes equity investments for its own account in income-producing real estate operating partnerships. To date, the Company's equity investments have been made in partnership with CAPREIT, Inc. and its affiliates ("CAPREIT"). In 2001, the Company made a $3.4 million equity investment in 12 property partnerships (the "CAPREIT Tera" investment). As a result of the Company's CAPREIT Tera investment, the Company owns a 35% general partnership interest in the 12 property partnerships.

     In 2002, the Company invested $70.7 million to acquire a 35% general partnership interest in 20 CAPREIT property partnerships and four related swap partnerships (the "CAPREIT 3M" investment). The Company's liquidation percentage in the CAPREIT 3M investment is 30%.

Syndication of Low-income Housing Tax Credits

     The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors, including Fannie Mae and a number of corporate investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated.

     The Company syndicated equity investments totaling $152.4 million, $114.7 million and $97.6 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Although the Company has endeavored to expand this product line over the past several years, it estimates that its 2002 syndication volume represents only 2-3% of approximately $6 billion of newly issued low-income housing tax credit financings. Subject to pricing and market conditions, including the potential impact of changes in tax law proposed by the Bush administration in January 2003 (see "Factors that Could Affect Future Results" below), the Company plans to continue to expand this line of business in order to gain the benefits of economies of scale in marketing, underwriting and asset management. The Company's 2003 business plan includes syndicating $225 million of low-income housing tax credits.

Liquidity and Capital Resources

     As noted above, the Company relies on the regular availability of capital from pension funds, government sponsored entities ("GSEs"), equity offerings, bank lines of credit and securitization transactions to finance its growth. In 2002, the Company completed a common share equity offering and diversified its access to securitization capital to fund its growth in the tax-exempt bond business. The Company also expanded its access to capital through an expansion of its bank lines of credit and in capital from pension funds to fund its mortgage banking activities and tax credit equity business. The Company's sources of capital are discussed below.

     The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders and funding of mortgage banking activities, from equity offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2003 and future years. The Company expects it will need $300 to $400 million in new capital to meet its 2003 production targets for its lending and tax credit equity business. The Company's February 2003 equity offering generated net proceeds of $72.2 million to satisfy a portion of the new capital needed. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs. If the Company is unable to secure the remaining additional capital needed during 2003, its production targets may decrease by $400 to $450 million.

Pension Funds

     The Company's mortgage banking activities depend on capital from a group of pension funds with which MFH has had relationships for over twenty-five years. Through the Group Trust and MMER, these funds provide the Company with debt financing. In addition, from time to time the pension funds make direct investments in debt or equity financings originated by the Company.

     The Group Trust was established by a group of pension funds for the purpose of investing in income-producing real estate investments. The Group Trust provides loans and lines of credit to finance a variety of the Company's loan products. MMER is a Maryland real estate investment trust established by the same pension funds that participate in the Group Trust, plus an additional pension fund. MMER invests in market rate income-producing real estate partnerships and provides the Company short-term lines of credit to finance the Company's lending activities. MFH is the investment manager for the Group Trust and MMER and receives advisory fees for these services, as well as origination fees on the placement of equity interests in real estate partnerships with MMER and debt investments with the Group Trust and the placement of direct equity or debt investments with individual pension funds.

     During 2002, the Company expanded its credit lines with the Group Trust from $120 million to $160 million. The Company also expanded the use of the credit lines to include providing financing for the Company's tax-exempt bond investments. The following table shows the balance of the Company's borrowings from the Group Trust, MMER and direct pension funds at December 31, 2002 and 2001.


                                                December 31, 2002                    December 31, 2001
                                      ------------------------------------ -----------------------------------
                                         Notes      Lines of                  Notes      Lines of
(000s)                                  payable    Credit (1)    Total       payable      Credit       Total
                                      -----------  ----------  ----------- -----------  ----------  ----------
Group Trust                            $ 128,152    $ 58,770    $ 186,922   $ 105,272    $ 65,318   $ 170,590
MMER                                           -      30,283       30,283           -       7,459       7,459
Direct pension fund investment            64,256         N/A       64,256      77,495         N/A      77,495
                                      -----------  ----------  ----------- -----------  ----------  ----------
Total                                  $ 192,408    $ 89,053    $ 281,461   $ 182,767    $ 72,777   $ 255,544
                                      ===========  ==========  =========== ===========  ==========  ==========

(1) At December 31, 2002, the Company's borrowing facility under its lines of credit with the Group Trust and MMER totaled $160.0 million and $80.0 million, respectively.


     For the years ended December 31, 2002 and 2001, the Company structured $47.6 and $46.0 million, respectively, in equity investments for MMER and direct pension fund investments.

Government Sponsored Entities

     The Company relies on the GSEs as a source of liquidity and credit enhancement. Consequently, the Company's results may be impacted by changes in the strategic direction of the GSEs, particularly those which diminish their appetite for investments in affordable housing.

     A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for placement with Fannie Mae as or shortly after the loans are converted to permanent loans. For the years ended December 31, 2002 and 2001, the Company delivered $187.8 million and $191.9 million of permanent loans to Fannie Mae through the DUS program. For the years ended December 31, 2002 and 2001, the Company delivered $20.8 million and $10.0 million, respectively, of permanent loans through the FHA/HUD program.

     The Company's future results could also be impacted by deterioration in the credit quality of Fannie Mae and Freddie Mac, which provide credit enhancement that facilitate the securitization of certain of the Company's assets. If Fannie Mae or Freddie Mac ceased to provide such support, the Company would have to seek alternative forms of credit support in order to continue to leverage its assets. The Company does not have any reason to believe that either entity will cease to provide such support; nevertheless, the Company is negotiating with other prospective providers of credit enhancement in order to limit this risk.

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

     Fannie Mae is the Company's single largest corporate investor in low-income housing tax credits. The Company estimates that Fannie Mae accounts for approximately 30 to 40% of the approximately $4 billion market for syndicated low-income housing tax credits. If Fannie Mae should significantly decrease its demand or lower the price it offers for these credits, the Company's results from operations could be adversely affected. In the fiscal years ended December 31, 2002, 2001 and 2000, Fannie Mae purchased 20.0%, 19.2% and 11.3%, respectively, of the tax credits syndicated by the Company.

Equity Offerings

     The Company periodically obtains equity capital from public offerings of common shares and from preferred share equity offerings. The preferred share offerings are conducted by an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"), which the Company formed in 1999 specifically as a vehicle to raise additional capital. When TE Bond Sub was formed, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in TE Bond Sub. TE Bond Sub then sold Series A, Series B and Series A-1 and B-1 Cumulative Preferred Shares (collectively, the "TE Bond Sub Preferred Shares") to institutional investors in May 1999, June 2000 and October 2001, respectively. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests in TE Bond Sub.

     On February 8, 2002, the Company sold to the public 3.0 million of the Company's common shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 common shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters partially exercised their over-allotment option to purchase 300,000 common shares generating additional net proceeds of $7.1 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

     In February 2003, the Company sold to the public 3.2 million common shares (including the entire underwriters' over-allotment option) at a price of $23.60 per share. Net proceeds of this offering were $72.2 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Lines of Credit

     The Company relies on short-term lines of credit with commercial banks to finance its growth. During 2002, the Company structured a line of credit arrangement with one new bank. The following table summarizes the Company's borrowings under short-term lines of credit as of December 31, 2002 and 2001:


                                                                         December 31, 2002           December 31, 2001
                                                                      -------------------------  -------------------------
                                                                       Aggregate                  Aggregate
(000s)                             Principal purpose                   facilities     Balance     facilities     Balance
                                   ---------------------------------  ------------ ------------  ------------ ------------
General bank lines of credit        Working capital and funding        $  24,000    $  15,830     $  24,000    $   13,521
                                    supplemental loans

Loan warehousing line               Warehousing construction and         100,000       77,618       100,000        98,033
                                    permanent loans

Tax credit equity warehousing line  Property acquisition and              30,000       17,373             -             -
                                    working capital
                                                                      ------------ ------------  ------------ ------------
Total                                                                  $ 154,000    $ 110,821     $ 124,000    $  111,554
                                                                      ============ ============  ============ ============


     At December 31, 2002, the Company was in compliance with all covenants of the facilities listed above.

Securitizations

     The Company securitizes assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

     The Company securitizes assets by depositing bonds into a trust or structuring a transaction whereby a third party deposits bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, the rate on the senior certificates is reset weekly by a remarketing agent. To increase the attractiveness of the senior certificates to investors, the senior certificates are credit enhanced or the bond underlying the senior certificates is credit enhanced. The residual interests retained by the Company are the subordinate security and receive the residual interest on the bond after the payment of all fees and the senior certificate interest. For certain programs, the counterparty or a third party provides liquidity to the senior certificates. Liquidity advances are used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events.

     During 2002, the Company expanded and diversified its securitization programs through the structuring of a new facility with MBIA Insurance
Corporation ("MBIA"). The following table summarizes the results of the Company's efforts to diversify its sources of securitization capital:

(000s)                                                                                         December 31, 2002
                                                                            --------------------------------------------------------
                                                                                           Face Amount               Percentage of
                                                                                            of Senior    Fair Value  Total Senior
                Nature of Senior    Provider of Credit      Provider of     Fair Value of   Security     of Residual  Securities
  Sponsor         Security             Enhancement           Liquidity       Total Bond    Outstanding    Interest   Outstanding (1)
--------------------------------------------------------------------------- --------------------------------------------------------
On Balance Sheet Securitizations:

                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch    $   62,695    $  60,605      $  2,090         10.4%


Freddie Mac          fixed             Freddie Mac           Freddie Mac         91,290       68,970        22,320         11.8%



                   short-term,
                 floating rate,                             Bayerische
MBIA              weekly reset            MBIA              Landesbank          146,624      147,010          (386)        25.2%


                                        MMA Credit           MMA Credit
Term Debt            fixed          Enhancement I, LLC   Enhancement I, LLC      42,829       44,892        (2,063)         7.7%

                  weekly reset
Other              or fixed              Various                N/A              17,612       17,740          (128)         3.0%
                                                                            --------------------------------------------------------
Subtotal                                                                        361,050      339,217        21,833         58.1%


Off Balance Sheet Securitizations:

                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch       187,404      177,812         9,592         30.4%


FSA Bonds            fixed                FSA                   N/A             119,188       67,400        51,788         11.5%
                                                                            --------------------------------------------------------

Subtotal                                                                        306,592      245,212        61,380         41.9%
                                                                            --------------------------------------------------------

Total                                                                        $  667,642    $ 584,429      $ 83,213        100.0%
                                                                            ========================================================


(000s)                                                                                         December 31, 2001
                                                                            --------------------------------------------------------
                                                                                           Face Amount               Percentage of
                                                                                            of Senior    Fair Value  Total Senior
                Nature of Senior    Provider of Credit      Provider of     Fair Value of   Security     of Residual  Securities
  Sponsor         Security             Enhancement           Liquidity       Total Bond    Outstanding    Interest   Outstanding (1)
--------------------------------------------------------------------------- --------------------------------------------------------

On Balance Sheet Securitizations:
                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch    $  104,516    $  78,560      $ 25,956         13.1%


Freddie Mac          fixed             Freddie Mac           Freddie Mac         89,929       69,020        20,909         11.5%



                   short-term,
                 floating rate,                             Bayerische
MBIA              weekly reset            MBIA              Landesbank                -            -             -             -


                                        MMA Credit           MMA Credit
Term Debt            fixed          Enhancement I, LLC   Enhancement I, LLC      44,737       44,992          (255)         7.5%

                  weekly reset
Other              or fixed              Various                N/A               5,244        5,410          (166)         0.9%
                                                                            --------------------------------------------------------
Subtotal                                                                        244,426      197,982        46,444         33.0%


Off Balance Sheet Securitizations:

                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch       339,481      334,165         5,316         55.7%


FSA Bonds            fixed                FSA                   N/A             122,488       67,530        54,958         11.3%
                                                                            --------------------------------------------------------

Subtotal                                                                        461,969      401,695        60,274         67.0%
                                                                            --------------------------------------------------------

Total                                                                        $  706,395    $ 599,677      $106,718        100.0%
                                                                            ========================================================


(1) This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.

Leverage

     The Company previously reported its leverage ratio based upon management's assessment of the actual economic risk to the Company of its financial assets and liabilities. The Company employed a formulaic measure of "economic leverage" as an internal management tool.

     Recently, management determined to focus instead on a more traditional leverage ratio derived directly from line items on the Company's consolidated balance sheet. This decision was based on several factors:

o the original impetus for the economic measure of leverage was to apprise investors of financial risks that did not appear on the face of the Company's balance sheet under generally accepted accounting principles ("GAAP") then in effect. Since the Company's adoption of Statement of Financial Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140") as of
     January 1, 2001, the majority of those risks have been brought onto the Company's balance sheet, as pre-FAS 140 securitizations recorded as sales (i.e., as off-balance-sheet transactions) have been replaced by new securitizations accounted for as borrowings;

o management concluded that few investors were likely to fully understand the adjustments made to arrive at the Company's economic leverage measure; and

o management determined that a simpler definition would minimize internal administrative burdens and would be more consistent with the recent emphasis of the Securities and Exchange Commission on minimizing the use of non-GAAP financial measures.

     The Company's leverage ratio was 55.8% and 51.5% at December 31, 2002 and 2001, respectively. This leverage ratio is based on total debt (notes payable, short- and long-term debt) divided by the Company's total capitalization (notes payable, short- and long-term debt, preferred shareholders' equity in a subsidiary company, and shareholders' equity). Management includes short-term debt in this calculation because of the importance of short-term debt to the Company's management of its overall cost of capital. It should be noted that this leverage ratio is one of many ways to measure leverage. For example, as of December 31, 2002, this ratio excludes $245.0 million of securitization interests that are senior to the Company's investments that were previously accounted for as sales and includes $128.2 million of construction loans where the economic risk belongs to a third party.

     The Company will continue to try to maintain, through the use of securitizations, overall leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, and other assets not leveraged at all.

Factors that Could Affect Future Results

     In seeking out attractive multifamily and other housing-related investment opportunities, the Company competes directly against a large number of lenders - including banks, finance companies and other financial intermediaries - and providers of related services such as portfolio loan servicing. Certain of the Company's competitors, including GMAC, Prudential Mortgage Finance and Lend Lease Mortgage Capital Co., have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

     In addition, in seeking permanent financing for their developments, the Company's customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner's use of the property. As a result, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. In particular, the differential in interest expense between tax-exempt and taxable financing alternatives tends to be lower in a low interest rate environment, which tends to make the Company's tax-exempt multifamily housing bond financings less attractive to developers than taxable alternatives. Consequently, the Company's primary (i.e., newly originated) tax-exempt bond originations declined to $17.3 million in the year ended December 31, 2002, from $18.2 million and $114.7 million in 2001 and 2000, respectively. In response, the Company has taken advantage of opportunities in the secondary market for these bonds and has begun to invest in other types of housing-related tax-exempt bond financings. While our strategic emphasis on tax-exempt financing will - absent a major change in the tax code - continue, the Company will continue to expand and diversify its other lines of business.

     The Company's results of operations could also materially be affected by changes in the performance of the properties underlying its investments. We might receive less income from our investments than we expect due to any number of factors, including:

o Adverse economic conditions, either locally, regionally or nationally, limiting the amount of rent that can be charged for units at the properties. Adverse economic conditions may also result in a reduction in timely rent payments or a reduction in occupancy levels.

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

     Periods of economic slowdown or recession that result in declining property performance, particularly declines in the value or performance of multifamily properties, may adversely affect our business. Any material decline in property values weakens the collateral value of the properties we invest in, and prolonged poor performance in the affordable housing market segment could result in a decline in demand for financing. Additionally, some of our income comes from contingent interest on participating tax-exempt bonds. A decline in the performance of the related multifamily property would likely have a negative effect on our cash available for distribution.

     Other governmental policies relating to affordable housing also directly impact the Company's business. For example, in late 2000 Congress passed legislation increasing the supply of low-income housing tax credits ("LIHTC") and tax-exempt and other "private activity" bonds. The LIHTC, which is determined on a state-by-state basis according to each state's population, was increased from $1.25 per capita in 2000 to $1.50 in 2001 and $1.75 in 2002. This increase has facilitated the increase in the Company's tax credit equity syndications to $152 million in 2002, as compared with $115 million in 2001 and $98 million in 2000. Also in 2000, Congress approved a 50% increase in allocations for tax-exempt and other "private activity" bonds, from $50.00 per state resident for 2000 to $75.00 for 2002. Current legislation provides for inflation-based adjustments to the LIHTC and tax-exempt bond allocations starting in 2003.

     The Company's business prospects are directly impacted by governmental tax policies, which affect demand for the Company's debt and equity financing products as well as investor demand for the Company's securities. For example, in January 2003, the Bush Administration proposed changes to the tax laws that would, if enacted as proposed, exclude certain corporate dividends from an individual's taxable income. The proposal would reduce the importance of a primary advantage of investing in municipal bonds - that interest received on these bonds is tax-exempt while dividend income from investments in corporate equity is taxed as ordinary income. This could increase the cost of municipal financings, as interest rates offered by municipal borrowers rise to compensate investors for the loss of the tax advantage. This could lead to a decrease in municipal borrowing activities, which would reduce the Company's opportunities to originate, structure and invest in municipal financings. In addition, the proposed changes could significantly decrease investor demand for the tax credit equity investments syndicated by the Company. Even if this proposal is not enacted, while it is under consideration, borrowers and investors may postpone transactions until the issue is resolved. The proposed changes and any temporary reduction in transaction volume could adversely affect the Company's operations and could negatively affect its net income.

     Our future results are also dependent on the Company's maintenance of its relationships with the GSEs participating in the affordable housing market, particularly Fannie Mae. The maintenance of the Company's DUS license with Fannie Mae is critical to the continued productivity and growth of the Company's operating segment. As a DUS Lender, the Company is subject to periodic reviews by Fannie Mae and must comply with a variety of underwriting and servicing guidelines imposed by Fannie Mae contractually. Noncompliance or failure to adhere to these guidelines could result in loss of delegated authority and a revocation of the Company's DUS license. Alternatively, Fannie Mae could impact the value of the DUS license to the Company by either (1) issuing new DUS licenses to the Company's competitors or (2) changing the delegated authority of its DUS lenders or making it more costly or otherwise more difficult for DUS lenders to underwrite and service loans on Fannie Mae's behalf. In addition, because Fannie Mae is the largest corporate buyer of low-income housing tax credits, any change in its appetite for such credits, or the Company's loss of Fannie Mae as a LIHTC customer, could adversely affect the Company's LIHTC business. See "Government Sponsored Entities" above.

     The pension fund participants in the Group Trust and MMER provide significant financial support to the Company's mortgage banking activities. While the Company believes its relations with these pension funds are good, it is possible that these funds will reduce or withdraw their financing commitments in the future. Moreover, these pension funds are relatively small: as of December 31, 2002 their combined assets under management totaled $6.3 billion, and their combined real estate assets under management totaled $0.9 billion. As a result, the Company may not be able to maintain the rate of growth of its mortgage banking activities without establishing relationships with additional pension funds. Consequently, the Company is actively seeking additional pension fund investors.

     The Company's capital partners require collateral support for providing capital to the Company. As a result, the Company posts its assets as collateral to support its borrowings under notes payable, lines of credit, and securitization facilities. The degree to which the Company's investments and other assets are pledged as collateral varies according to asset class; however, the Company's collateral arrangements can be summarized as follows:

o Tax-exempt Bonds. The majority (approximately $657.5 million carrying value amount as of December 31, 2002) of the Company's tax-exempt bonds are owned in a subsidiary, TE Bond Sub, which has issued four series of cumulative preferred shares with an aggregate redemption value of $168.0 million. The holders of the preferred shares have a senior claim to the income from this subsidiary. In addition, $372.9 million (the majority of which is held in TE Bond Sub) of the Company's investments in tax-exempt bonds are pledged as collateral for securitization facilities as of December 31, 2002.

o Loans Receivable. Substantially all of the Company's construction loans (approximately $302.4 million as of December 31, 2002) are pledged as collateral to support borrowings under the Company's notes payable, bank lines, pension fund credit lines or other credit facilities. Certain of the Company's supplemental and permanent loans totaling $69.3 million and $41.6 million, respectively, as of December 31, 2002 are pledged as collateral under short-term bank lines of credit. Certain of the Company's other taxable loans totaling $3.8 million as of December 31, 2002 are pledged for securitization facilities and other programs.

o Restricted Assets. The Company's restricted assets include cash and short-term investments pledged as collateral under terms of the Company's interest rate swap contracts, certain guarantees and other obligations (see
     Note 7 to the Company's consolidated financial statements).

o Investments in Partnerships. A portion of the Company's investments in partnerships is pledged as collateral for borrowings under a line of credit.

     The  table  below  shows  the  proportion  of the  Company's  total  assets
(excluding goodwill), which was either pledged as collateral or otherwise restricted as of December 31, 2002 and 2001.



(in millions)                                          2002           2001
                                                  -------------  --------------
 Tax-exempt bonds pledged                          $     372.9    $      358.4
 Loans receivable pledged                                417.1           406.3
 Restricted assets                                        40.3            16.7
 Bonds in securitization trusts                          361.1           244.4
 Residual interests in bond securitizations, net           9.6             5.3
 Investments in partnerships pledged                      20.7               -
                                                  -------------  --------------
 Total                                             $   1,221.7    $    1,031.1
                                                  =============  ==============

 As % of total assets, excluding goodwill and net
      of residual interests in bonds securitizations
      carried as liabilities                              80.5%           82.3%



     In 2001 the Company embarked on a comprehensive overhaul of its information systems infrastructure in an effort to: (1) standardize the Company's hardware and internal communications platforms; (2) upgrade the Company's accounting and financial systems to an enterprise resource planning (ERP) system; and (3) develop scalable, integrated loan underwriting, deal management and loan servicing systems tailored to the Company's needs and expected growth profile. As of December 31, 2002, the Company had: implemented the accounting modules, begun implementation of treasury and cash management modules and replaced its local-area networks; and implemented a multi-year outsourcing arrangement with an application services provider for wide-area network connectivity, secure internet access and ERP application hosting. Management expects these information systems upgrades to continue at least through 2004. The Company believes that successful implementation of the upgrades will increase the Company's efficiency in future years; however, delays or complications in implementation may have an adverse impact on the Company's operations.

Contractual Obligations

     The following table provides the Company's commitments, as of December 31, 2002, to make future payments under the Company's debt agreements and other contractual obligations:



                                                               Payments due by Period
                                 -----------------------------------------------------------------------------------
                                                     Less than                                           More than
(000s)                               Total            1 year           1-3 years        3-5 years         5 years
                                 ---------------  ---------------   --------------   ---------------  --------------
Short-term debt                    $    219,945     $    219,945      $         -      $         -      $         -
Notes payable                           450,924          326,284          124,640                -                -
Long-term debt                          147,357                -           12,239           69,792           65,326
Operating lease obligations               5,247            2,241            2,659              295               52
Unfunded loan commitments               311,136          311,136                -                -                -
Unfunded equity commitments              74,516           74,516                -                -                -
                                 ---------------  ---------------   --------------   ---------------  --------------
Total                              $  1,209,125     $    934,122      $   139,538      $    70,087      $    65,378
                                 ===============  ===============   ==============   ===============  ==============


Guarantees and Off-Balance Sheet Arrangements

     The Company's maximum exposure under its guarantee obligations is not indicative of the Company's expected loss under the guarantees. The Company recognizes contingent liabilities on guarantees when the losses are probable and can be reasonably estimated.

     The following table summarizes the Company's guarantees by major group at December 31, 2002.



(in millions)                                                             December 31, 2002
                                             -------------------------------------------------------------------------------------
                                              Maximum       Carrying
             Guarantee              Note      Exposure       Amount                 Supporting Collateral
---------------------------------- -------   -----------   ----------   ----------------------------------------------------------
Loss-Sharing Agreements with
  Fannie Mae and GNMA                (1)      $   162.1    $       -   $4.9 million Letter of Credit pledged

Bank Line of Credit Guarantees       (2)          182.0            -   Investment in partnership and loans totaling $153.6 million

Tax Credit Related Guarantees        (3)           42.8          0.1   None

Other Financial/Payment Guarantees   (4)          414.3          1.8   None

Put Options                          (5)          101.6            -   $30 million of loans and tax exempt bonds

Letter of Credit Guarantees          (6)           25.9            -   None

Indemnification Contracts            (7)           12.7            -   None
                                             -----------   ----------
                                              $   941.4    $     1.9
                                             ===========   ==========


Notes:

(1) As a Fannie Mae DUS lender and GNMA loan servicer, MFH may share in losses relating to under performing real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by MFH and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, MFH may be required to make servicing advances to Fannie Mae. Also, MFH may participate in a deficiency after foreclosure on DUS and GNMA loans. As a DUS lender, MFH must maintain a minimum net worth and collateral with a custodian. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 30 years.
(2) The Company, or its subsidiaries, provides payment or performance guarantees for certain borrowings under line of credit facilities with a term of 1 year or less.
(3) The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.
(4) The Company, or its subsidiaries, has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company's investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.
(5) The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates between February 26, 2003 and April 1, 2007.
(6) The Company, or its subsidiaries, provide a guarantee of the repayment on losses incurred under letters of credit issued by third parties or provide a guarantee to provide substitute letters of credits at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2003 and September 1, 2017.
(7) The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time; the actual exposure amount could vary significantly.

     The Company originates investments in tax-exempt bonds to the affordable multifamily housing industry. From time to time, depending on its capital position and needs, the Company may structure transactions whereby a third party buys tax-exempt bonds directly from a seller. The third party subsequently deposits the bonds into trusts and the trusts issue senior and subordinate certificates. The senior certificates are sold to third party investors and the Company purchases a residual interest in a bond securitization holding the tax-exempt bonds. The Company has also structured transactions where the Company deposited a bond into a trust and accounted for this transaction as a sale arrangement. As a result of structuring transactions where a third party buys the bond directly from the seller or in securitization transactions structured as sale arrangements, the Company reports its investment in the subordinate (residual) interest in a bond securitization on the balance sheet, however, the senior certificate is not reflected on the balance sheet of the Company. The senior certificates in securitization trusts that are not reflected on the Company's balance sheet at December 31, 2002 totaled $245 million (face amount). The effect on the Company's liquidity, capital resources, and market risk are the same for securitization transactions regardless of whether the senior certificates are accounted for as on- or off-balance-sheet debt (see discussion in the Securitization section above).

Dividend Policy and Cash Available for Distribution

     Consistent with its strategy of maximizing shareholder value through steady increases in cash distributions to holders, the Company uses cash available for distribution ("CAD") as a primary measure of its ability to pay distributions. The Company believes CAD is the most relevant measure of its ability to pay distributions, as CAD is a measure of current earnings. The Company uses this measure of current earnings as a basis for declaring its quarterly distributions.

     CAD differs from net income because of variations between GAAP income and actual cash received. There are four primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the non-cash gain and loss recognized for GAAP associated with valuations, sales of investments and capitalization of mortgage servicing rights, which are not included in the calculation of CAD. The third difference is the treatment of the Company's investments in partnerships. For GAAP, the Company records its allocable share of the income (loss) from the partnership as income, while for CAD reporting, the Company records the cash distributions it receives from the partnership as income. The fourth difference is the treatment of goodwill, which, until January 1, 2002, was amortized into expense for GAAP, but not included in the calculation of CAD. After January 1, 2002, amortization of goodwill was discontinued for GAAP reporting.

     Since the first quarter of 2002, when the Company completed the redemption of preferred shares and term growth shares, the Company's net cash flow has been available for distribution to the common shares. The Company's current policy is to distribute to common shareholders at least 80% of its annual CAD to common shares. The table below shows the Company's CAD available to common shares, CAD per common share, dividend per common share and payout ratio for the years ended December 31, 2002, 2001 and 2000.


                                                2002          2001           2000
                                           ------------- -------------  -------------
CAD available to common shares (000s)        $   50,628    $   41,566     $   32,575
CAD per common share (1)                           2.00          1.92           1.86
Dividend per common share                        1.7550        1.7150         1.6725
Payout ratio                                      87.9%         89.2%          90.0%

(1) CAD per common share is calculated based on the number of shares outstanding at the end of each fiscal quarter.


     The following table reconciles the Company's GAAP net income to CAD for the years ended December 31, 2002, 2001 and 2000:


                                                                                      For the year ended December 31,
                                                                         -------------------------------------------------------
(000s)                                                                     2002        2001          2000      1999       1998
                                                                         ----------  ----------  ---------- ---------- ----------
Net income allocated to common shares - GAAP Basis                        $ 28,796    $ 23,847    $ 29,076   $ 28,796   $ 24,728
                                                                         ==========  ==========  ========== ========== ==========
Conversion to Cash Available for Distribution:
    (1) Mark to market and cumulative effect adjustments                  $ 14,863    $ 17,849    $      -   $      -   $      -
    (2) Equity investments                                                   6,603       1,612           -          -          -
    (3) Net gain on sales                                                   (6,572)     (8,019)     (1,303)    (1,236)      (298)
    (3) Amortization of capitalized mortgage servicing fees                  1,314         936         780          -          -
    (4) Amortization of goodwill                                                 -       1,573       1,107        297          -
    (5) Origination fees and other income, net                               3,553        (127)      1,279      1,624        549
    (6) Valuation allowances and other-than-temporary impairments              730       3,256       1,008        544      1,617
    (7) Deferred tax expense                                                 1,341         639         628       (252)         -
                                                                         ----------  ----------  ---------- ---------- ----------
Cash Available for Distribution (CAD) (unaudited)                         $ 50,628    $ 41,566    $ 32,575   $ 29,773   $ 26,596
                                                                         ==========  ==========  ========== ========== ==========
Notes
(1)  For GAAP  reporting,  the Company records the non-cash change in fair value of its  investment  in interest rate swaps and other  derivative  financial instruments  through net income.  These  non-cash  gains and losses are not included in the Company's calculation of CAD.
(2)  For GAAP  reporting,  the  Company  accounts  for  various  investments  in partnerships  using the  equity  method  of  accounting.  As a result,  the
     Company's  allocable share of the net income or loss from the  partnerships is reported in income (losses) from equity investments in partnerships. The income from these partnerships includes depreciation expense and changes in
     the  fair  value  of  investments  in  derivatives.   For  GAAP  reporting,
     distributions  are treated as a return of capital.  For CAD reporting,  the
     Company records the cash distributions it receives from the partnerships as other income.
(3)  For GAAP  reporting,  the  Company  recognizes  non-cash  gains and  losses associated  with the sale of  assets  and the  capitalization  of  mortgage servicing rights.  The capitalized  mortgage servicing rights are amortized into expense over the estimated  life of the serviced  loans.  The non-cash gains and the associated amortization expense are not included in CAD.
(4)  For GAAP reporting, the amortization of goodwill was recognized as expense, but was not included in the  calculation of CAD. After  Janurary,  1, 2002, the amortization of goodwill was discontinued for GAAP reporting.
(5)  Origination  fees and certain other income amounts are recognized as income when  received for CAD  purposes,  but for GAAP  reporting  these items are deferred  and  amortized  into  income  over  the  life  of the  associated investment. This adjustment represents the net difference, for the relevant period,  between  fees  taken into  income  when  received  for CAD and the amortization of fees recorded for GAAP.
(6)  For  GAAP  reporting,   the  Company  records   valuation   allowances  and
     other-than-temporary  impairments on its  investments  in loans,  bonds and other  bond-related  investments.  Such non-cash  charges do not affect the cash  flow  generated  from the  operation  of the  underlying  properties, distributions  to shareholders,  or the tax-exempt  status of the income of the financial  obligation under the bonds.  Therefore,  these items are not included in the calculation of CAD.
(7)  For GAAP  reporting,  the  Company's  income tax  expense  contains  both a current and a deferred  component.  Only the Company's  current  income tax expense is reflected in CAD.


     The calculation of CAD is the basis for the determination of the Company's quarterly distributions to common shares, is used by securities analysts, and is presented as a supplemental measure of the Company's performance. The calculation is not approved by the Securities and Exchange Commission nor is it required by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. The Company believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.

Cash Flow - GAAP

     At December 31, 2002 and 2001, the Company had cash and cash equivalents of approximately $43.7 million and $97.4 million, respectively. Cash flow from operating activities was $56.1 million, $28.3 million and $31.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in operating cash flow for 2002 versus 2001 is due primarily to a decrease in other receivables (included in other assets on the consolidated balance sheet), as a result of draws on a new line of credit replacing the Company's warehousing of tax credit equity properties using operating cash. The decrease in cash flow from operating activities between 2001 and 2000 was the result of an increase in the tax credit equity business and the growth of the tax-exempt bond portfolio. These two factors increased the Company's net income and cash flow from operating activities, however, the increase in income was fully offset by a corresponding increase in receivables included in other assets and interest receivable.

Results of Operations and Critical Accounting Estimates


Net Interest Income


                                                                For the year ended December 31,
                                        -------------------------------------------------------------------------
(000s)                                     2002          %          2001          %          2000          %
                                        -----------  ----------  -----------  ----------  -----------  ----------
Interest on bonds and
     residual interests in
     bond securitizations                $  59,923      100.7%    $  53,443       90.3%    $  43,077       89.6%
Interest on loans                           34,895       58.7%       33,340       56.4%       31,757       66.1%
Interest on short-term
     investments                             1,255        2.1%        3,081        5.2%        4,391        9.1%
                                        -----------              -----------              -----------
Total interest income                       96,073                   89,864                   79,225
Interest expense                           (36,596)     -61.5%      (30,696)     -51.9%      (31,152)     -64.8%
                                        -----------  ----------  -----------  ----------  -----------  ----------
Net interest income                      $  59,477      100.0%    $  59,168      100.0%    $  48,073      100.0%
                                        ===========  ==========  ===========  ==========  ===========  ==========


     Total interest income for the year ended December 31, 2002 increased $6.2 million over 2001 due primarily to an $8.0 million increase in collections of interest on bonds, residual interests in bond securitizations, other notes and loans due to an increase in on-balance sheet assets related to securitizations and larger average notes receivable balances, offset by a decrease in interest on short-term investments resulting from funding of operations as well as lower investment yields. Interest expense increased $5.9 million primarily due to an increase in financing costs related to on-balance sheet securitizations and larger average notes payable balances outstanding during the year.

     Total interest income for the year ended December 31, 2001 increased $10.6 million over 2000 due primarily to a $10.4 million increase in interest on bonds and residual interests in bond securitizations resulting from growth in the Company's investments and increased payments of additional interest paid on participating bonds in 2001 compared with 2000.


Fee Income



                                                               For the year ended December 31,
                                        -------------------------------------------------------------------------
(000s)                                     2002          %          2001          %          2000          %
                                        ------------ ----------  ------------ ----------  ------------ ----------
Syndication fees                          $   7,221      24.9%     $   5,480      18.9%     $   4,410      22.8%
Origination fees                              6,631      22.9%         6,451      22.3%         3,537      18.3%
Loan servicing fees                           6,823      23.5%         6,982      24.1%         5,621      29.1%
Asset management and advisory fees            3,887      13.4%         2,961      10.2%         2,426      12.6%
Other income                                  4,435      15.3%         7,082      24.5%         3,314      17.2%
                                        ------------ ----------  ------------ ----------  ------------ ----------
Total fee income                          $  28,997     100.0%     $  28,956     100.0%     $  19,308     100.0%
                                        ============ ==========  ============ ==========  ============ ==========


     Total fee income for the year ended December 31, 2002 was unchanged as compared to 2001. The most significant variances included a $1.7 million increase in syndication fees and a $0.9 million increase in asset management and advisory fees, offset by a $2.6 million decrease in other income. The increase in syndication fees is due primarily to the volume of syndications closed. The $0.9 million increase in asset management and advisory fees is due to an increase in tax credit equity and MMER assets under management. The decrease in other income is due to $3.3 million of non-recurring income earned in 2001 associated with the assumption of a purchase obligation on two bonds, partially offset by a $0.2 million increase in commission fees on tax credit equity funds in 2002. The increase in commission fees on tax credit equity funds is due to an increase in the volume of syndications closed.

     Total fee income for the year ended December 31, 2001 increased $9.6 million over 2000 due to: (1) a $1.1 million increase in syndication fees due to an increase in the volume of syndications closed; (2) a $2.9 million increase in origination fees due to an increase in loan production; (3) a $1.4 million increase in loan servicing fees due to increase in loan production; (4) a $0.5 million increase in asset management and advisory fees due to an increase in tax credit equity assets under management; and (5) a $3.8 million increase in other income due to $3.3 million of non-recurring income earned in 2001 associated with the assumption of a purchase obligation on two bonds and a $0.5 million increase in commissions.

Net Gain on Sales



                                                                For the year ended December 31,
                                        -------------------------------------------------------------------------
(000s)                                     2002          %          2001          %          2000          %
                                        -----------  ----------  -----------  ----------  -----------  ----------
Permanent loans sold                     $   3,167       37.0%    $   3,169       38.5%    $   1,931       83.3%
Sales and payoffs of investments             4,915       57.4%        2,743       33.4%          390       16.8%
Sale of investment in partnerships             282        3.3%        2,322       28.2%            -        0.0%
Other                                          194        2.3%          (12)      -0.1%           (2)      -0.1%
                                        -----------  ----------  -----------  ----------  -----------  ----------
Total net gain on sales                  $   8,558      100.0%    $   8,222      100.0%    $   2,319      100.0%
                                        ===========  ==========  ===========  ==========  ===========  ==========


     Net gain on sales for the year ended December 31, 2002 remained relatively stable compared to 2001. The most significant variances were a $2.2 million increase in sales and payoffs of investments, partially offset by a decrease of $2.0 million in the sale of investment in partnerships. The increase in sales and payoffs of investments was primarily due to a $1.4 million gain realized on the purchase and resale of two related investments and a $1.0 million gain on sale resulting from the restructuring of a securitization trust. The securitization trust was restructured to increase the senior certificates outstanding in the trust. The restructuring of this trust resulted in the Company selling its larger interest in the old securitization trust and re-purchasing a smaller interest in the new trust. The decrease in the gain on sale of investment in partnerships is due to a one-time gain of $2.3 million on the re-syndication of certain tax credits in 2001.

     In 2001, net gain on sales increased $5.9 million, primarily due to: (1) a $1.2 million increase in gains on the sale of permanent loans; (2) a one time gain of $2.3 million on the re-syndication of certain tax credits through a sale of the related partnership interests; and (3) a $2.2 million gain from the pay-off of a $10.1 million (face amount) bond in 2001.

Operating Expenses and Amortization



                                                                For the year ended December 31,
                                        -------------------------------------------------------------------------
(000s)                                     2002          %          2001          %          2000          %
                                        -----------  ----------  -----------  ----------  -----------  ----------
Salaries and benefits                    $  22,678       63.0%    $  21,381       59.5%    $  15,300       58.5%
General and administrative                   7,020       19.5%        6,527       18.2%        4,643       17.8%
Professional fees                            4,960       13.8%        5,501       15.3%        4,306       16.5%
Amortization of goodwill and mortgage
     servicing rights                        1,314        3.7%        2,509        7.0%        1,887        7.2%
                                        -----------  ----------  -----------  ----------  -----------  ----------
                                         $  35,972      100.0%    $  35,918      100.0%    $  26,136      100.0%
                                        ===========  ==========  ===========  ==========  ===========  ==========


     Total expenses for the year ended December 31, 2002 were relatively unchanged as compared to 2001. The most significant variances were: (1) a $1.3 million increase in salaries and benefits due to a $2.0 million increase in salaries and other compensation, offset by a $0.7 million decrease in bonuses; and (2) a $1.2 million decrease in amortization expense due to changes in accounting guidelines relating to amortization of goodwill.

     Total expenses for the year ended December 31, 2001 increased $9.8 million over the 2000 fiscal year, primarily due to: (1) a $6.1 million increase in salary and related benefits expense, including additional bonuses associated with increased syndication production; (2) a $1.9 million increase in general and administrative expenses due primarily to a $0.6 million charitable contribution made in 2001, an increase in rental expense due to additional office space leased in 2001 versus 2000 and an increase in computer related costs; (3) a $1.2 million increase in professional fees associated with various information system initiatives and an increase in commissions paid on equity syndication funds; and (4) a $0.6 million increase in goodwill and other intangibles amortization.

Net Holding Losses on Derivatives and Cumulative Effect of Change in Accounting Policy

     As a result of the adoption of FAS 133, the Company recorded a negative cumulative effect adjustment of $12.3 million on January 1, 2001. The Company recorded net holding losses for mark-to-market adjustments on derivative financial instruments of $14.9 million and $5.6 million for the years ended December 31, 2002 and 2001, respectively.

Impairments and Valuation Allowances Related to Investments

     In accordance with the Company's valuation and impairment policies, the Company recorded $0.7 million in impairments and valuation allowances related to four bonds and one taxable loan with an aggregate face amount of $57.6 million in 2002. In 2001, the Company recorded an other-than-temporary impairment of $3.3 million on two bonds with an aggregate face amount of $21.5 million. In 2000, the Company recorded $1.5 million in impairments and valuation allowances related to one bond and one taxable loan with an aggregate face amount of $19.6 million.

Net Losses from Equity Investments in Partnerships

     Net losses from equity investments in partnerships increased by $1.8 million for the year ended December 31, 2002, primarily due to losses generated from investments totaling $70.7 million in income-producing real estate operating partnerships and related swap partnerships made in 2002. While these investments generate cash flow to the Company in the form of quarterly distributions, on a GAAP basis for 2002 they generated a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships.

     Net losses from equity investments in partnerships increased $1.3 million for the year ended December 31, 2001 as compared with 2000, as 2001 was the first year the Company made a significant investment in partnerships.

Income Tax Expense

     Income tax expense for the year ended December 31, 2002 remained relatively stable compared to 2001. The most significant variances include a decrease in the deferred tax benefit relating to tax credits in 2002 versus 2001, partially offset by a decrease in current tax expense as a result of tax benefits derived from the Company's equity investment in the partnerships. These deductions result from depreciation expenses generated by the underlying real estate properties that collateralize the Company's investments in partnerships.

     Income tax expense decreased $0.6 million for the year ended December 31, 2001 as compared with 2000, primarily as a result of the tax benefits resulting from low-income housing tax credits earned in 2001 and the $0.6 million charitable contribution in the same year.

Income Allocable to Preferred Shareholders in a Subsidiary Company

     Income allocable to preferred shareholders in a subsidiary company increased by $1.2 million for 2002 as compared with 2001. The 2002 figure reflects a full year of income allocable to the two new series of preferred shares issued in October 2001.

     Income allocable to preferred shareholders in a subsidiary company increased by $2.3 million for 2001 as compared with 2000 because: (1) 2001 reflects a full year of income allocable to the preferred shares that were issued in June 2000; and (2) 2001 also reflects income allocable to the two new series of preferred shares from their issuance in October 2001.

Net Income

     Net income for the year ended December 31, 2002 increased by $3.1 million compared to 2001, due primarily to: (1) a $3.0 million decrease in net holding losses on securities and cumulative effect of a change in accounting method; (2) a $2.5 million decrease in impairments and valuation allowance related to investments; (3) a $0.3 million increase in the Company's operating income (total income excluding net gain on sales less total expenses) due to growth in the Company's investments; partially offset by (4) a $1.8 million increase in net losses from equity investments in partnerships; and (5) a $1.2 million increase in income allocable to preferred shareholders in a subsidiary company.

     Net income for the year ended December 31, 2001 decreased by $5.7 million as compared with 2000, due primarily to: (1) net holding losses on derivative securities totaling $17.9 million, consisting of (a) a $12.3 million cumulative effect adjustment upon adoption of FAS 133 and (b) $5.6 million of net holding losses for mark-to-market adjustments in 2001 (prior to adoption of FAS 133 as of January 1, 2001, these adjustments had been recorded through other comprehensive income rather than net income); (2) a $1.7 million increase in impairments and valuation allowances related to investments; (3) a $2.3 million increase in income allocable to preferred shareholders in a subsidiary company; partially offset by (4) an $11.0 million increase in the Company's operating income (total income excluding net gain on sales less total expenses) due to growth in the Company's loan production volume and investments; and (5) a $5.9 million increase in gain on sales.

Other Comprehensive Income

     For the year ended December 31, 2002, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $1.5 million. After a reclassification adjustment for gains of $4.9 million included in net income, other comprehensive loss for the year ended December 31, 2002 was $3.4 million and total comprehensive income was $25.6 million.

     For the year ended December 31, 2001, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds and residual interests in bond securitizations available for sale was $7.0 million. After a reclassification adjustment for losses of $8.1 million included in net income, other comprehensive income for the year ended December 31, 2001 was $1.1 million and total comprehensive income was $27.0 million.

     For the year ended December 31, 2000, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds and residual interests in bond securitizations available for sale was $2.1 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive loss for the year ended December 31, 2000 was $2.3 million and total comprehensive income was $29.3 million.

Critical Accounting Policies and Estimates

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

Mortgage Servicing Rights
-------------------------

     The Company accounts for its mortgage servicing rights under FAS 140. FAS 140 requires servicing rights retained by the Company after the origination and sale of the related loan to be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted at market discount rates. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans. The amortization expense is included in amortization of goodwill and mortgage servicing rights in the consolidated statements of income.

     The Company selected a discount rate of 12% for the year ended December 31, 2002. Using a lower discount rate of 10% would result in increasing the recorded asset on the Company's balance sheet by approximately $279,000, with an offsetting increase in the Company's corresponding gain on sale of loans. Using a higher discount rate of 14% would result in decreasing the recorded assets on the Company's balance sheet by approximately $244,000, with an offsetting decrease in the Company's corresponding gain on sale of loans.

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

Other-than-Temporary Impairments and Valuation Allowances
---------------------------------------------------------

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

Goodwill
--------

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which were effective July 1, 2001 and January 1, 2002, respectively. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the years ended December 31, 2002 or 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. Application of the nonamortization provision resulted in additional net income of approximately $1.6 million for the year ended December 31, 2002. All goodwill was tested for impairment in accordance with the provisions of FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets, other than goodwill, recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets has not ceased.

     The Company bases its test for impairment on the present value of estimates of the future cash flows generated by the acquired business discounted at market discount rates. The Company selected a discount rate of 9% for the year ended December 31, 2002. Increasing the discount rate by 10% and 20% would result in a decrease in the estimated value of the business of $3.7 million and $7.0 million, respectively. These decreases in value would not require the Company to record impairment.

     The Company estimated the growth in the future cash flows generated by the acquired business based on assumptions of 4.0% annual growth in revenue and 4.0% annual growth in expenses. Decreasing the assumed annual revenue growth rate by 10% and 20% would cause a decrease in the value of the asset and the Company would record impairment of zero and $11.9 million, respectively. Increasing the assumed annual expense rate by 10% and 20% would cause a decrease in the value of the asset and the Company would record impairment of zero and $11.4 million, respectively.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations
-----------------------------------------------------------------------------

     Investment in tax-exempt bonds and residual interests in bond securitizations (collectively, "investments in bonds") are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). All investments in bonds are classified and accounted for as available-for-sale debt securities and are carried at fair value; unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company's policy discussed under the Other-than-Temporary Impairment section of this discussion. Future adverse changes in market conditions or poor operating results from the underlying real estate could result in losses or an inability to recover the carrying value of the investments.

     The Company determines the fair value of participating bonds (i.e., bonds that participate in the net cash flow and net capital appreciation of the underlying properties) that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates. The Company selected discount rates ranging from 11.0% to 13.3% and selected capitalization rates ranging from 8.3% to 12.0% for the year ended December 31, 2002. Increasing the discount rates by 50 basis points and the capitalization rates by 100 basis points would result in decreasing the recorded asset on the Company's balance sheet by approximately $12.8 million, with an offsetting decrease to other comprehensive income.

     The Company bases the fair value of non-participating bonds and residual interests in bond securitizations, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds or investments. Net operating income is one of the key assumptions used to value the non-participating bonds and residual interests in bond securitizations. Had net operating income been decreased by 10% and 20%, the fair value of the bonds and residual interests in bond securitizations would have decreased by approximately $6.2 million and $13.7 million, respectively.

     Because the Company's investment in tax-exempt bonds and residual interests in bond securitizations are secured by non-recourse mortgage loans on real estate properties, the value of the Company's assets is subject to all of the factors affecting bond and real estate values, including macro-economic conditions, interest rate changes, demographics, local real estate markets and individual property performance. Further, many of the Company's investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower's ability to meet principal and interest payments.

New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board approved Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for 2002 calendar year-end financial statements. The Company believes the provision pertaining to the recognition of a liability for the fair value of the obligation it assumes under the guarantee may have a significant impact on the total liabilities and net income of the Company, but is unable to estimate the effect at this time. The Company incorporated the appropriate disclosure requirements in the Note 11 to the consolidated financial statements for the year ended December 31, 2002.

     In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a Company's equity investment in a variable interest entity ("VIE") if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 is effective for the first interim reporting period after June 15, 2003. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Related Party Transactions

Pension Fund Advisory Business

     The Company has established relationships with pension funds through the Group Trust and MMER. The Group Trust was established by a group of pension funds for the purpose of investing in income-producing real estate investments. The Group Trust provides loans and lines of credit to finance a variety of the Company's loan products. MMER is a Maryland real estate investment trust established by the same pension funds that participate in the Group Trust, plus one other pension fund. MMER provides the Company short-term lines of credit to finance the Company's lending activities, in addition to investing in income-producing real estate partnerships. MFH is the investment manager for the Group Trust and MMER and receives advisory fees for these services. Furthermore, MFH earns origination fees on the placement of permanent loans with the Group Trust. MFH also earns origination fees on the placement of equity interests in real estate partnerships with MMER. The Company's fees earned from the Group Trust for the years ended December 31, 2002, 2001, and 2000 were $2.5 million, $2.0 million and $1.0 million, respectively. The Company's fees earned from MMER for the years ended December 31, 2002, 2001 and 2000 were $1.6 million, $1.4 million and zero, respectively.

     As of December 31, 2002, the Company had $89.1 million outstanding on its credit lines with the Group Trust and MMER. The Group Trust loans outstanding to various subsidiaries of the Company totaled $128.2 million. For the years ended December 31, 2002, 2001 and 2000, the Company recorded interest expense on these borrowing arrangements of $11.1 million, $11.3 million, and $13.0 million, respectively.

     The Group Trust and MMER engage in business transactions exclusively with the Company. Four of the five trustees of the Group Trust (Mr. Michael L. Falcone, the Company's President and Chief Operating Officer, Mr. Robert J. Banks, the Company's Vice Chairman, Mr. Keith J. Gloeckl, the Company's Chief Investment Officer, and Mr. Gary A. Mentesana, the Company's Chief Capital Officer) are officers of the Company. In addition, three of the six trustees of MMER (Messrs. Falcone, Banks and Gloeckl) are Company officers. These officers are not paid for Group Trust or MMER service. The Group Trust and MMER are deemed to be affiliates of the Company.

The Shelter Group

     Mr. Mark K. Joseph, the Company's Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Development Holdings, Inc. ("Shelter Holdings"), which owns a minority interest in Shelter Development, LLC and Shelter Properties, LLC (collectively, the "Shelter Group"), engages in real estate development and provides property management services to a wide variety of commercial and residential properties. One of the Shelter Group companies provides property management functions for a number of properties that serve as collateral for the Company's bond investments. Mr. Falcone had an ownership interest in and was a board member of this entity until he relinquished these positions in 2000.

     The Shelter Group receives fees pursuant to management contracts for properties which it manages. During 2002, 2001 and 2000, the Shelter Group had 10, 10, and 12, respectively, property management contracts for properties that collateralize the Company's investments with fees at or below market rates. During the years ended December 31, 2002, 2001 and 2000, these fees approximated $1.1 million, $1.1 million, and $1.3 million, respectively. In addition, the Shelter Group is the general partner in a real estate operating partnership that the Company held a limited partner interest in at December 31, 2002. As of December 31, 2002, the Company had invested $1.0 million in the property, and the Shelter Group had received $58,063 in developer fees.

     Each affiliate property management contract is presented to the independent members of the Company's Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. Mr. Joseph has agreed to abstain from any involvement, as a partner in the Shelter Group, in the structuring or review of any contracts or transactions between the Shelter Group and the Company. He has likewise agreed to excuse himself from review or involvement, as an officer or director of the Company, in contracts and transactions involving the Shelter Group. The Company's Board of Directors has approved all contracts and transactions involving the Shelter Group and conducts an annual review of all property management contracts between the Shelter Group and any properties that collateralize the Company's investments.

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

     Following the transfer of the property's deed to an affiliated entity, that entity controls the collateral for certain investments held by the Company. These affiliated entities are controlled by or are managed by certain officers of the Company. The following table outlines these affiliate relationships at December 31, 2002:


                                             Number of Properties Owned      Carrying Value of Company's
Affiliate Entity                              (directly or indirectly)     Investment at December 31, 2002
----------------                              ------------------------     -------------------------------
SCA Successor, Inc. (1)                                  4                           $ 53,563,000
SCA Successor II, Inc. (1)                               12                            51,788,000
MMA Affordable Housing Corporation (2)                   2                             47,734,000
MuniMae Foundation, Inc. (3) /
MMA Successor I, Inc. (1)                                3                             12,035,000
                                                    ------------                     ------------
Total                                                    21                          $165,120,000
                                                    ============                     ============


(1) These corporations are general partners of the operating partnerships whose property collateralizes the Company's investments. Mr. Joseph controls the general partners of these operating partnerships and is a limited partner in eight of these partnerships. Mr. Falcone and Mr. William S. Harrison, the Company's Chief Financial Officer and Senior Vice President, serve as officers and directors of one such general partner. Ms. Angela A. Barone, the Company's Vice President of Finance and Budgeting, serves as a director in one such general partner.
(2) MMA Affordable Housing Corporation ("MMAHC") is a 501(c)(3) non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the Chairman and one of five directors of the MMAHC. Mr. Falcone, Mr. Harrison, Mr. Gary A. Mentesana, the Company's Chief Capital Officer, and Mr. Earl W. Cole, III, Senior Vice President of the Company, are also officers and directors of MMAHC.
(3)  MuniMae  Foundation  Inc.,  is a private  non-profit  entity  organized  to provide charitable donations on behalf of the Company. Mr. Joseph is the Chairman and one of four directors of the MuniMae Foundation. Mr. Falcone and Mr. Mentesana are also officers and directors of the MuniMae Foundation.


     The officers of the Company who serve as directors or officers of the affiliated entities listed above are neither compensated for their services as officer or director thereof, nor derive any other economic benefit from those entities except for Mr. Joseph, who controls SCA Successor I, Inc., SCA Successor II, Inc. and MMA Successor I, Inc.

     Such entities could have interests that do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could take might be selling a property, thereby causing a redemption event, at a time and under circumstances that would not be advantageous to the Company.

Other Relationships

     The Company leases office space from an affiliate. Mr. Joseph and a member of the Company's Board of Directors have ownership interests in the partnership that leases the office space to the Company. For the years ended December 31, 2002, 2001 and 2000, the Company paid $230,000, $208,000 and $178,000, respectively, in rental lease payments under the related lease agreements. These lease agreements with an affiliate were negotiated at market rate.

     Mr. Banks and Mr. Gloeckl hold limited partnership interests in various limited partnerships that function as the general partner of certain syndicated low-income housing tax credit funds. The Company is the general partner in these limited partnerships. The limited partnerships are as follows: Midland Equity IV LP, Midland Equity V LP, Midland Equity VI LP, Midland Equity VII LP, Midland Equity VIII LP, Midland Equity IX LP and Midland Equity X LP. Mr. Banks and Mr. Gloeckl are also invested in Midland Tax Credit Investors Partnership, which is a general partnership that invests as a limited partner in certain syndicated low-income tax credit funds.

     Mr. Banks and Mr. Gloeckl own shares in three corporations that are invested in real estate operating partnerships as the general partner. In addition, Mr. Banks and Mr. Gloeckl are directly invested in a real estate operating partnership as the general partner with Mr. Gloeckl acting as the managing general partner. All four of the real estate operating partnerships are involved in equity transactions with certain of the Company's low-income housing tax credit funds.

     Until 2002, the Company owned a 75% interest in Whitehawk Capital, LLC and Whitehawk Capital IV, LLC (collectively, "Whitehawk"). Mr. Charles M. Pinckney and Mr. Mark S. Begeny, employees of Whitehawk, owned the remaining 25%. During 2002, the Company purchased the remaining 25% interest in Whitehawk from Mr. Pinckney and Mr. Begeny for a total purchase price of $1.2 million ($1.1 million in cash and $0.1 million in common shares of the Company). Subsequent to the purchase of the 25% interest in Whitehawk, Mr. Pinckney and Mr. Begeny became employees of the Company. In addition, each of Mr. Pinckney and Mr. Begeny receives $32,500 per year through 2010 from the Company for deferred consulting fees earned prior to becoming employees of the Company.

     In conjunction with the sale of certain taxable notes in 1998 and 1999, the Company provided a guarantee on behalf of 11 operating partnerships for the full and punctual payment of interest and principal due under the taxable notes. These taxable notes have a face amount of $16.2 million at December 31, 2002. Mr. Joseph controls the general partners of these operating partnerships. The Company's obligation under this guarantee is included in the summary of the Company's guarantees in Note 11.

     Shelter Development Holdings, Inc. (the "Special Shareholder") is personally liable for the obligations and liabilities of the Company. Mr. Joseph controls and is an officer of the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1.0 million.

     In 2000 and 2001, prior to his employment with the Company, Mr. William S. Harrison, Senior Vice President and Chief Financial Officer of the Company, provided consulting services to the Company through a corporation wholly owned by Mr. Harrison. The Company paid approximately $31,000 and $79,000 in 2001 and 2000, respectively, for these services.

     A member of the Company's Board of Directors is the managing general partner of the law firm of Gallagher, Evelius and Jones LLP ("GEJ"), which provides corporate and real estate legal services to the Company. For the year ended December 31, 2002, $1.2 million in legal fees to GEJ was generated by transactions structured by the Company, of which $0.8 million was directly incurred by the Company. The total amount of $1.2 million represented 8% of GEJ's total revenues for 2002. For the year ended December 31, 2001, $1.6 million in legal fees to GEJ was generated by transactions structured by the Company, of which $1.0 million was directly incurred by the Company. The total amount of $1.6 million represented 12.6% of GEJ's total revenues for 2001.

     Until the redemption of the term growth shares in 2002 (see Note 13 to the Company's consolidated financial statements), an affiliate of Merrill Lynch owned 1,250 term growth shares of the Company. The Company may from time to time enter into various investment banking, financial advisory and other commercial services with Merrill Lynch for which Merrill Lynch receives and will receive customary compensation. The Company also enters into various securitizations and interest rate swap transactions with Merrill Lynch on terms generally available in the marketplace.

     The Company is the general partner in various partnerships that provide low-income tax credits for investors. The Company sells the limited partner interests in these partnerships to third party investors. In addition, the Company may provide certain performance guarantees on the underlying properties owned by the partnerships (see Note 11). The Company receives asset management fees from these partnerships. For the year ended December 31, 2002, 2001, and 2000, the Company earned $3.0 million, $2.4 million and $1.9 million in asset management fees, respectively.

     For the year ended December 31, 2001, the Company made a $600,000 charitable contribution to MMA Affordable Housing Corporation.

Income Tax Considerations

     MuniMae is organized as a limited liability company. This structure allows MuniMae to combine the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Therefore, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes. Shareholders' distributive share of MuniMae's income, deductions and credits are reported to shareholders on Internal Revenue Service Schedule K-1.

     The Company has elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for its shares. While the bulk of the Company's recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different for each shareholder due to the Company's Section 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions that generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to individual shareholders may be significantly different than the capital gains and losses recorded by the Company.

     In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked effective January 1, 2003. The Company applied for the revocation due to the increased administrative burden attributable to this election resulting form the increased numbers of partners and frequency of shifts in ownership. The Internal Revenue Service has not yet responded to the Company's application to revoke its election under Section 754.

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

     The Company has numerous corporate subsidiaries, which are subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.


 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company invests in a variety of financial instruments and other investments, including available-for-sale investments in tax-exempt bonds and residual interests in bond securitizations, taxable construction, permanent and related loans and investments in income-producing real estate partnerships, which are subject to various forms of market risk including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk. The Company seeks to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels consistent with the risks the Company undertakes.

     The following is a discussion of various categories of risk that the Company may be subject to in the foreseeable future.

Real Estate Risk

     The Company's investments in bonds and residual interests in bond securitizations are primarily collateralized by non-recourse mortgage loans on real estate properties. One of the major risks of owning investments collateralized by multifamily residential properties is the possibility that the owner of a property collateralizing the investment will not make the payments due to the Company and therefore defaults on the debt obligation. Defaults are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand forces, economic trends, interest rates and other factors beyond the control of the Company. Adverse economic conditions may limit the amounts of rent that can be charged for rental units at the properties or may reduce a property's occupancy level. Occupancy and rent levels may decrease due to the construction of additional housing units. City, state or federal housing programs that subsidize many of the properties may impose rent limitations and may limit the ability of a property to increase rents. The property may experience an increase in expenses, including but not limited to capital needs, real estate taxes and insurance. All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to the Company under its tax-exempt bond. This could affect the Company's cash available for distribution to shareholders. The Company manages this risk through a diligent underwriting process and by carefully monitoring loan performance.

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

Interest Rate Risk

     Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. The interest income collected on investments that bear interest at fixed rates or pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates, unless the investment is prepaid as discussed below. In contrast, certain of the Company's investments in residual interests in bond securitizations, which bear interest at floating rates, are directly impacted by fluctuations in market interest rates. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2002, the Company's annual interest income on these investments would have changed by $479,000 and $958,000, respectively. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2001, the Company's annual interest income on these investments would have changed by $95,000 and $200,000, respectively.

     The majority of Company's loans receivable and notes payable related to the Company's mortgage banking activities are generally not expected to be directly subject to interest rate risk. The Company typically provides loans to borrowers (loans receivable) by borrowing from third parties (notes payable). The Company earns net interest income that represents the difference between the interest charged to borrowers and the interest paid to the Company's lenders. The Company typically attempts to match the terms and rates of its loans receivable and notes payable to fix the interest income the Company will receive.

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

     Developing an effective interest rate management strategy can be complex, and no strategy can insulate the Company from all potential risks associated with interest rate changes. Management believes the majority of the Company's interest rate risk arises in connection with: (1) certain of its residual interests in bond securitizations; (2) CAPREIT; and (3) to the extent not match-funded as described above, floating-rate debt used to finance the Company's mortgage banking activities. The Company manages its interest rate exposure on its investments in certain residual interests in bond securitizations, which are inverse floaters, through the use of interest rate swaps in the notional amount of the outstanding senior interests in the securitization trusts. Historically, the Company has attempted to hedge substantially all of the floating interest rate exposure arising from residual interests; however, from time to time, a portion of this floating rate exposure may not be fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company's interest income and cash flows associated with these investments. Also, certain of the interest rate swap agreements are subject to risk of early termination, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the securitization trust remains in existence.

     In addition, there is no guarantee that the securitization trust will be in existence for the duration of the hedge, as these securitization trusts would be collapsed if the related credit enhancement or liquidity facilities are not renewed.

     The interest required to be paid on certain of the Company's floating senior interests in bond securitization trusts includes a remarketing spread over market interest rate. This remarketing spread varies on a weekly basis and is not mitigated by the hedging instruments discussed above. As a result, changes in the remarketing spread could result in either an increase or decrease in the Company's interest income and cash flows associated with its residual interests in bond securitizations. At December 31, 2002, the Company's weighted average remarketing spread was 0.16%. If the remarketing spread had changed by 50% and 100% at December 31, 2002, the Company's annual interest income on these investments would have changed by $318,000 and $636,000, respectively.

     The Company's investments in tax-exempt bonds, residual interests in bond securitizations, and investments in derivative financial instruments are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2002, the market value of these investments would have changed by 6% and 11%, respectively. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2001, the market value of these investments would have changed by 8% and 16%, respectively. However, for the participating tax-exempt bonds for which the fair value is determined by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, economic events and conditions, and investor risk perceptions.

Credit and Liquidity Risks

     Substantially all of the Company's bonds and residual interests in bond securitization investments lack a regular trading market and are illiquid. This lack of liquidity could be exacerbated during turbulent market conditions or if any of the tax-exempt bonds become taxable or go into default. If the Company were required to raise additional cash during a turbulent market, the Company might have to liquidate its investments on unfavorable terms. In addition, the illiquidity associated with the Company's bond and residual interests in bond securitization investments can result in increased volatility in the fair value of the Company's investments, which could impact the Company's balance sheet and other comprehensive income (loss).

     There can also be significant credit risk assigned by investors to the types of investments held by the Company. The illiquid assets held by the Company trade at yields that can be traced to spreads over "investment grade" instruments. On occasion there may be periods of market volatility during which the market investors demand an increased credit spread to "investment grade' investments for the investments owned by the Company. During these times, the market value of the Company's investments may decline significantly. If the investors' required rate of return on the Company's investments had changed 100 basis points and 200 basis points at December 31, 2002, the market value of these investments would have changed by 6% and 11%, respectively. If the investors' required rate of return on the Company's investments had changed 100 basis points and 200 basis points at December 31, 2001, the market value of these investments would have changed by 8% and 16% respectively.

     Under the terms of the Company's interest rate swap agreements with counterparties and certain other transactions (see Note 7 to the consolidated financial statements), the Company is required to maintain cash deposits with its counterparties (margin call deposits). These cash margin call deposits have risen from $15.1 million at December 31, 2001 to $30.0 million at December 31, 2002. There is a risk that the Company could be required to liquidate investments to satisfy margin calls on its interest rate swap contracts if interest rates rise or fall dramatically. Additionally, the Company is exposed to the credit risks of the Company's counterparties in the interest rate swap. The Company's counterparties, under certain circumstances, may not pay or perform under the contracts or they may terminate the contract at times unfavorable to the Company.

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

Prepayment Risk

     A decrease in market interest rates may result in the redemption of an investment or a borrower prepaying or refinancing the investment prior to its stated maturity. The Company may not be able to reinvest the proceeds of the redeemed investment at an attractive rate of return. This may affect the Company's ability to generate sufficient cash to pay distributions.

Risk Associated with Securitizations

     Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. In certain of the Company's securitization trusts, the investment bank (the "credit enhancer") provides liquidity to the trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity and credit enhancement facilities are generally for one-year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company's income. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed above), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2002, $385.4 million and $165.7 million of the Company's senior interests in securitization trusts were subject to annual "rollover" renewal for liquidity and credit enhancement, respectively. As of December 31, 2001, $412.7 million and $280.7 million of the Company's senior interests in securitization trusts were subject to annual "rollover" renewal for liquidity and credit enhancement, respectively. The Company has already extended, in advance, the liquidity and credit enhancement of the senior interests for a period of one year on each trust. The expiration of each facility is staggered for the trusts so that the annual renewals are not concentrated in any one month. In addition, the Company entered an agreement whereby the liquidity and credit enhancement facilities will be automatically extended for six month increments on each six month anniversary thereafter unless notified by the credit enhancer six months in advance of their termination of the facilities. The extension and renewal of the liquidity and credit enhancement facilities have the same terms as the original facilities. The Company continues to review alternatives that would reduce and diversify credit risks.

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2003, are listed in Item 14(a)(1) and included at the end of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by Item 10 is contained in the Company's proxy statement for its 2003 annual shareholders meeting under the captions "Election of Directors," "Identification of Executive Officers," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information required by Item 11 is contained in the Company's proxy statement for its 2003 annual shareholders meeting under the heading "Report of the Compensation Committee of the Board of Directors" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is contained in the Company's proxy statement for its 2003 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 is contained in the Company's proxy statement for its 2003 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 14. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)      Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) List of Financial Statements. The following is a list of the consolidated financial statements included at the end of this report:

     Report  of  Independent  Accountants
     Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31,
       2002,  2001  and  2000
     Consolidated   Statements  of Comprehensive  Income for the Years Ended
     December 31, 2002,  2001 and 2000
     Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
       2002, 2001 and 2000
     Consolidated  Statement of Shareholders' Equity for the Years  Ended
       December  31,  2002,  2001  and 2000
     Notes  to  Consolidated Financial Statements

     (2) List of Financial Statement Schedules.

     All schedules prescribed by Regulation S-X have been omitted as the required information is inapplicable or the information is presented elsewhere in the consolidated financial statements or related notes.

     (3) List of Exhibits.  The following is a list of exhibits furnished.

     3.1 Second Amended and Restated Certificate of Formation and Operating Agreement of the Company dated as of August 12, 2002.

     3.4  Amended and Restated By-laws of the Company

     10.1 Master Repurchase Agreement among the Registrant, Trio Portfolio Investors, L.L.C., Rio Portfolio Partners, L.P., Blackrock Capital Finance, L.P., Brazos Fund, L.P. and M.F. Swapco, Inc. dated June 30, 1997 (filed as Item 7 (c) Exhibit 10.4 to the Company's report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).

     10.2 Stock Purchase and Contribution Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated September 30, 1999 (filed as Item 7 (c) Exhibit 2.1 to the Company's report on Form 8-K, filed with the Commission on November 8, 1999 and incorporated by reference herein).

     10.3 Registration Rights Agreement among the Registrant and Messrs.  Robert
          J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as Item 16 Exhibit 2.2 to the Company's report on Form S-3, File No. 333-56049, filed with the Commission on January 24, 2000 and incorporated by reference herein).

     10.4 Employment Agreement between the Registrant and Robert J. Banks, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).

     10.5 Employment Agreement between the Registrant and Keith J. Gloeckl, dated October 20, 1999 (filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein).

     10.6 Employment Agreement between the Registrant and Mark K. Joseph, dated December 31, 1999 (filed as part of the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 and incorporated by reference herein).

     10.7 Employment Agreement between the Registrant and Michael L. Falcone, dated December 31, 1999 (filed as part of the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 and incorporated by reference herein).

     10.8 Employment Agreement between the Registrant and Gary A. Mentesana, dated December 31, 1999 (filed as part of the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1999 and incorporated by reference herein).

     10.9 Employment Agreement between the Registrant and William S. Harrison, dated April 9, 2001 (filed as Item 6 (a) Exhibit 10.13 to the
          Company's report on Form 8-K, filed with the Commission on May 15, 2001.

     10.10Employment Agreement between the Registrant and Keith J. Gloeckl, dated August 30, 2001 (filed as Item 6 (a) Exhibit 10.1 to the Company's report on Form 8-K, filed with the Commission on August 14, 2001.

     10.11Employment Agreement between the Registrant and Robert J. Banks, dated August 30, 2001 (filed as Item 6 (a) Exhibit 10.1 to the Company's report on Form 8-K, filed with the Commission on November 13, 2001.

     21   Subsidiaries

     23   Consent of PricewaterhouseCoopers LLP

     99 Officers' Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   (b)   Reports on Form 8-K.

          On October 21, 2002, the Company filed a Form 8-K containing the supplemental information reported to securities analysts for the three months ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Municipal Mortgage & Equity, LLC

                                             By:  /s/ Mark K. Joseph
                                             -----------------------
                                                      Mark K. Joseph
                                                      Chief Executive Officer
                                             Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.


Signature                                 Title                       Date
---------                                 -----                       ----

/s/ Mark K. Joseph       Chairman of the Board, Chief Executive  March 26, 2003
-----------------------    Officer (Principal Executive Officer),
Mark K. Joseph             and Director

/s/ Robert J. Banks      Vice Chairman and Director              March 26, 2003
-----------------------
Robert J. Banks

/s/ Michael L. Falcone   President, Chief Operating Officer      March 26, 2003
-----------------------    and Director
Michael L. Falcone

/s/ William S. Harrison  Senior Vice President, Chief Financial  March 26, 2003
-----------------------    Officer and Secretary
William S. Harrison

/s/ Charles Baum         Director                                March 26, 2003
-----------------------
Charles Baum

/s/ Richard O. Berndt    Director                                March 26, 2003
-----------------------
Richard O. Berndt

/s/ Robert S. Hillman    Director                                March 26, 2003
-----------------------
Robert S. Hillman

/s/ Douglas A. McGregor  Director                                March 26, 2003
-----------------------
Douglas A. McGregor

/s/ Carl W. Stearn       Director                                March 26, 2003
-----------------------
Carl W. Stearn

CERTIFICATIONS
--------------



I, William S. Harrison, certify that:

     1. I have reviewed this annual report on Form 10-K of Municipal Mortgage & Equity, LLC;

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


Date:  March 26, 2003
                                            /s/ William S. Harrison
                                           --------------------------------
                                           Name:    William S. Harrison
                                           Title:   Chief Financial Officer

I, Mark K. Joseph, certify that:

     1. I have reviewed this annual report on Form 10-K of Municipal Mortgage & Equity, LLC;

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




Date: March 26, 2003                          /s/ Mark K. Joseph
                                             --------------------------------
                                             Name:    Mark K. Joseph
                                             Title:   Chief Executive Officer

                        Report of Independent Accountants
                        ---------------------------------

To the Shareholders and Board of Directors of Municipal Mortgage & Equity, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, and shareholders' equity present fairly, in all material respects, the financial position of Municipal Mortgage & Equity, LLC and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
Baltimore, Maryland
February 27, 2003


                                                  MUNICIPAL MORTGAGE & EQUITY, LLC
                                                    CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share data)

                                                                                 December 31, 2002       December 31, 2001
                                                                               --------------------    ---------------------
ASSETS
Investment in tax-exempt bonds, net (Note 2)                                           $   770,345              $   616,460
Loans receivable, net (Note 3)                                                             461,448                  440,031
Investments in partnerships (Note 4)                                                        99,966                    5,393
Residual interests in bond securitizations (Note 5)                                         11,039                   13,295
Investment in derivative financial instruments (Note 6)                                     18,762                    2,912
Cash and cash equivalents                                                                   43,745                   97,373
Interest receivable                                                                         16,157                   15,859
Restricted assets (Note 7)                                                                  40,318                   16,710
Other assets                                                                                46,592                   43,077
Mortgage servicing rights, net (Note 8)                                                     11,009                    9,161
Goodwill                                                                                    33,537                   29,005
                                                                               --------------------    ---------------------
Total assets                                                                           $ 1,552,918              $ 1,289,276
                                                                               ====================    =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 9)                                                                 $   450,924              $   420,063
Short-term debt (Note 9)                                                                   219,945                   78,560
Long-term debt (Note 9)                                                                    147,357                  134,881
Residual interests in bond securitizations (Note 5)                                          1,447                    7,979
Investment in derivative financial instruments (Note 6)                                     49,359                   18,646
Accounts payable and accrued expenses                                                       14,113                   13,104
Unearned revenue and other liabilities                                                      19,250                   15,910
Distributions payable                                                                        2,994                    2,960
                                                                               --------------------    ---------------------
Total liabilities                                                                          905,389                  692,103
                                                                               --------------------    ---------------------

Commitments and contingencies (Note 11)                                                          -                        -

Preferred shareholders' equity in a subsidiary company (Note 12)                           160,465                  160,465

Shareholders' equity:
Preferred shares:
    Series I (0 and 10,995 shares issued and outstanding, respectively)                          -                    6,914
    Series II (0 and 3,176 shares issued and outstanding, respectively)                          -                    2,326
Preferred capital distribution shares:
    Series I (0 and 5,742 shares issued and outstanding, respectively)                           -                    2,552
    Series II (0 and 1,391 shares issued and outstanding, respectively)                          -                      411
Term growth shares (0 and 2,000 shares issued and outstanding,
  respectively)                                                                                  -                      229
Common shares, par value $0 (29,083,599 shares authorized,
  including 25,571,580 shares issued and outstanding, and
  29,844 deferred shares at December 31, 2002 and 24,594,597 authorized, 21,857,312 shares issued and outstanding, and 22,254
  deferred shares at December 31, 2001)                                                    471,946                  406,733
Less common shares held in treasury at cost (55,444 and 59,330
  shares respectively)                                                                        (857)                    (912)
Less unearned compensation (deferred shares) (Note 15)                                      (3,274)                  (4,145)
Accumulated other comprehensive income                                                      19,249                   22,600
                                                                               --------------------    ---------------------
Total shareholders' equity                                                                 487,064                  436,708
                                                                               --------------------    ---------------------
Total liabilities and shareholders' equity                                             $ 1,552,918              $ 1,289,276
                                                                               ====================    =====================

The accompanying notes are an integral part of these financial statements.


                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except share and per share data)

                                                                                   For the year ended December 31,
                                                                          ------------------------------------------------
                                                                               2002             2001             2000
                                                                          --------------   --------------  ---------------
INCOME:
Interest income
      Interest on bonds and residual interests in bond securitizations      $    59,923      $    53,443      $    43,077
      Interest on loans                                                          34,895           33,340           31,757
      Interest on short-term investments                                          1,255            3,081            4,391
                                                                          --------------   --------------  ---------------
         Total interest income                                                   96,073           89,864           79,225
                                                                          --------------   --------------  ---------------
Fee income
      Syndication fees                                                            7,221            5,480            4,410
      Origination fees                                                            6,631            6,451            3,537
      Loan servicing fees                                                         6,823            6,982            5,621
      Asset management and advisory fees                                          3,887            2,961            2,426
      Other income                                                                4,435            7,082            3,314
                                                                          --------------   --------------  ---------------
         Total fee income                                                        28,997           28,956           19,308
                                                                          --------------   --------------  ---------------
Net gain on sales                                                                 8,558            8,222            2,319
                                                                          --------------   --------------  ---------------
Total income                                                                    133,628          127,042          100,852
                                                                          --------------   --------------  ---------------
EXPENSES:
Interest expense                                                                 36,596           30,696           31,152
Salaries and benefits                                                            22,678           21,381           15,300
General and administrative                                                        7,020            6,527            4,643
Professional fees                                                                 4,960            5,501            4,306
Amortization of goodwill and mortgage servicing rights                            1,314            2,509            1,887
                                                                          --------------   --------------  ---------------
Total expenses                                                                   72,568           66,614           57,288
                                                                          --------------   --------------  ---------------
Net holding losses on derivatives                                               (14,863)          (5,572)               -
Impairments and valuation allowances related to investments (Notes 2 and 3)        (730)          (3,256)          (1,508)
Net losses from equity investments in partnerships                               (3,057)          (1,279)               -
                                                                          --------------   --------------  ---------------
Net income before income taxes, income allocated to
      preferred shareholders in a subsidiary company,
      and cumulative effect of accounting change                                 42,410           50,321           42,056
Income tax expense                                                                1,484            1,383            2,006
                                                                          --------------   --------------  ---------------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
      accounting change                                                          40,926           48,938           40,050
Income allocable to preferred shareholders in a subsidiary company (Note 12)     11,977           10,779            8,475
                                                                          --------------   --------------  ---------------
Net income before cumulative effect of accounting change                         28,949           38,159           31,575
Cumulative effect on prior years of change in
      accounting for derivatives                                                      -          (12,277)               -
                                                                          --------------   --------------  ---------------
Net income                                                                  $    28,949      $    25,882      $    31,575
                                                                          ==============   ==============  ===============
Net income allocated to:
      Preferred shares:
         Series I                                                           $         -      $       720      $       840
                                                                          ==============   ==============  ===============
         Series II                                                                    -              109              472
                                                                          ==============   ==============  ===============
      Preferred capital distribution shares:
         Series I                                                           $         -      $       324      $       338
                                                                          ==============   ==============  ===============
         Series II                                                                    -               16              148
                                                                          ==============   ==============  ===============
      Term growth shares                                                    $       153      $       866      $       701
                                                                          ==============   ==============  ===============
      Common shares                                                         $    28,796      $    23,847      $    29,076
                                                                          ==============   ==============  ===============

The accompanying notes are an integral part of these financial statements.




                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except share and per share data)

                                                                                   For the year ended December 31,
                                                                          ------------------------------------------------
                                                                               2002             2001             2000
                                                                          --------------   --------------  ---------------
Basic earnings per share:
      Preferred shares:
         Series I                                                           $         -      $     57.05      $     56.25
                                                                          ==============   ==============  ===============
         Series II                                                          $         -      $     22.51      $     65.31
                                                                          ==============   ==============  ===============
      Preferred capital distribution shares:
         Series I                                                           $         -      $     49.22      $     43.34
                                                                          ==============   ==============  ===============
         Series II                                                          $         -      $      7.44      $     46.73
                                                                          ==============   ==============  ===============
      Common shares:
      Earnings before cumulative effect of accounting change                $      1.16      $      1.70      $      1.67
      Cumulative effect on prior years of change in
         accounting for derivatives                                                   -            (0.58)               -
                                                                          --------------   --------------  ---------------
      Basic earnings per common share                                       $      1.16      $      1.12      $      1.67
                                                                          ==============   ==============  ===============
      Weighted average common shares outstanding                             24,904,437       21,204,209       17,459,829
Diluted earnings per share:
      Common shares:
      Earnings before cumulative effect of accounting change                $      1.13      $      1.66      $      1.62
      Cumulative effect on prior years of change in
         accounting for derivatives                                                   -            (0.57)               -
                                                                          --------------   --------------  ---------------
      Diluted earnings per common share                                     $      1.13      $      1.09      $      1.62
                                                                          ==============   ==============  ===============
      Weighted average common shares outstanding                             25,473,815       21,804,186       18,088,366

The accompanying notes are an integral part of these financial statements.


                                                   MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (In thousands)

                                                                                     For the year ended December 31,
                                                                           ----------------------------------------------
                                                                                2002            2001            2000
                                                                           --------------  --------------  --------------
Net income                                                                      $ 28,949        $ 25,882        $ 31,575
                                                                           --------------  --------------  --------------

Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                    1,536          (6,951)         (2,093)
    Reclassification adjustment for (gains) losses
       included in net income                                                     (4,887)          8,086            (181)
                                                                           --------------  --------------  --------------
Other comprehensive income (loss)                                                 (3,351)          1,135          (2,274)
                                                                           --------------  --------------  --------------

Comprehensive income                                                            $ 25,598        $ 27,017        $ 29,301
                                                                           ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.


                                         MUNICIPAL MORTGAGE & EQUITY, LLC
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (In thousands, except share data)

                                                                                 Preferred Capital
                                                           Preferred Shares      Distribution Shares     Term
                                                       ----------------------- ----------------------   Growth
                                                        Series I    Series II   Series I   Series II    Shares
                                                       ----------- ----------- ---------- ----------- -----------
Balance, January 1, 2000                               $   10,105  $    5,720  $   3,756  $    1,632  $      165
    Net income                                                840         472        338         148         701
    Unrealized losses on investments, net of
     reclassifications                                          -           -          -           -           -
    Distributions                                          (1,351)     (1,324)      (605)       (512)       (669)
    Purchase of treasury shares                                 -           -          -           -           -
    Reissuance of treasury shares                               -           -          -           -           -
    Options exercised                                           -           -          -           -           -
    Issuance of common shares                                   -           -          -           -           -
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 15)             -           -          -           -           -
    Deferred share grants (Note 15)                             -           -          -           -           -
    Amortization of deferred compensation (Note 15)             -           -          -           -           -
                                                       ----------- ----------- ---------- ----------- -----------
Balance, December 31, 2000                                  9,594       4,868      3,489       1,268         197
    Net income                                                720         109        324          16         866
    Unrealized gains on investments, net of
     reclassifications                                          -           -          -           -           -
    Distributions                                            (602)     (1,101)      (237)       (440)       (834)
    Redemption of preferred shares                         (2,798)     (1,550)    (1,024)       (433)          -
    Reissuance of treasury shares                               -           -          -           -           -
    Options exercised                                           -           -          -           -           -
    Issuance of common shares                                   -           -          -           -           -
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 15)             -           -          -           -           -
    Deferred share grants (Note 15)                             -           -          -           -           -
    Amortization of deferred compensation (Note 15)             -           -          -           -           -
    Tax benefit from exercise of options and
     vesting of deferred shares                                 -           -          -           -           -
                                                       ----------- ----------- ---------- ----------- -----------
Balance, December 31, 2001                                  6,914       2,326      2,552         411         229
    Net income                                                  -           -          -           -         153
    Unrealized losses on investments, net of
     reclassifications                                          -           -          -           -           -
    Distributions                                            (115)        (15)       (49)         (1)       (382)
    Redemption of preferred shares                         (6,799)     (2,311)    (2,503)       (410)          -
    Options exercised                                           -           -          -           -           -
    Issuance of common shares                                   -           -          -           -           -
    Reissuance of treasury shares                               -           -          -           -           -
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 15)             -           -          -           -           -
    Deferred share grants (Note 15)                             -           -          -           -           -
    Amortization of deferred compensation (Note 15)             -           -          -           -           -
    Tax benefit from exercise of options and                                           -
     vesting of deferred shares                                 -           -          -           -           -
                                                       ----------- ----------- ---------- ----------- -----------
Balance, December 31, 2002                             $        -  $        -  $       -  $        -  $        -
                                                       =========== =========== ========== =========== ===========


                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (In thousands, except share data)

                                                                                                Accumulated
                                                                                                   Other
                                                          Common      Treasury     Unearned    Comprehensive
                                                          Shares       Shares    Compensation  Income (Loss)     Total
                                                       ------------- ----------- ------------  -------------  ----------
Balance, January 1, 2000                               $    324,443  $   (2,481) $    (3,468)  $     23,739   $ 363,611
    Net income                                               29,076           -            -              -      31,575
    Unrealized losses on investments, net of
     reclassifications                                            -           -            -         (2,274)     (2,274)
    Distributions                                           (29,011)          -            -              -     (33,472)
    Purchase of treasury shares                                   -        (191)           -              -        (191)
    Reissuance of treasury shares                            (1,707)      1,728            -              -          21
    Options exercised                                           895           -            -              -         895
    Issuance of common shares                                 3,415           -            -              -       3,415
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 15)             115           -            -              -         115
    Deferred share grants (Note 15)                           1,764           -       (1,764)             -           -
    Amortization of deferred compensation (Note 15)               -           -        1,088              -       1,088
                                                       ------------- ----------- ------------  -------------  ----------
Balance, December 31, 2000                                  328,990        (944)      (4,144)        21,465     364,783
    Net income                                               23,847           -            -              -      25,882
    Unrealized gains on investments, net of
     reclassifications                                            -           -            -          1,135       1,135
    Distributions                                           (35,195)          -            -              -     (38,409)
    Redemption of preferred shares                           (1,363)          -            -              -      (7,168)
    Reissuance of treasury shares                               (32)         32            -              -           -
    Options exercised                                         2,558           -            -              -       2,558
    Issuance of common shares                                85,992           -            -              -      85,992
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 15)             151           -            -              -         151
    Deferred share grants (Note 15)                           1,418           -       (1,418)             -           -
    Amortization of deferred compensation (Note 15)               -           -        1,417              -       1,417
    Tax benefit from exercise of options and
     vesting of deferred shares                                 367           -            -              -         367
                                                       ------------- ----------- ------------  -------------  ----------
Balance, December 31, 2001                                  406,733        (912)      (4,145)        22,600     436,708
    Net income                                               28,796           -            -              -      28,949
    Unrealized losses on investments, net of
     reclassifications                                            -           -            -         (3,351)     (3,351)
    Distributions                                           (42,683)          -            -              -     (43,245)
    Redemption of preferred shares                           (7,275)          -            -              -     (19,298)
    Options exercised                                         3,541           -            -              -       3,541
    Issuance of common shares                                81,286           -            -              -      81,286
    Reissuance of treasury shares                               (55)         55            -              -           -
    Deferred shares issued under the
      Non-Employee Directors' Share Plans (Note 15)             190           -            -              -         190
    Deferred share grants (Note 15)                             830           -         (830)             -           -
    Amortization of deferred compensation (Note 15)               -           -        1,701              -       1,701
    Tax benefit from exercise of options and
     vesting of deferred shares                                 583           -            -              -         583
                                                       ------------- ----------- ------------  -------------  ----------
Balance, December 31, 2002                             $    471,946  $     (857) $    (3,274)  $    19,249    $ 487,064
                                                       ============= =========== ============  =============  ==========

The accompanying notes are an integral part of these financial statements.


                                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                      (In thousands, except share data)

                                                                           Preferred Capital
                                                    Preferred Shares      Distribution Shares       Term
                                                  ---------------------  ----------------------    Growth       Common     Treasury
 SHARE ACTIVITY:                                   Series I   Series II   Series I    Series II    Shares       Shares      Shares
                                                  ----------  ---------  ----------  ----------  ----------  ------------  ---------
Balance, January 1, 2000                             14,933      7,226       7,798       3,164       2,000    17,392,064    146,076
    Purchase of treasury shares                           -          -           -           -           -        (9,042)     9,042
    Reissuance of treasury shares                         -          -           -           -           -        59,745    (59,745)
    Options exercised                                     -          -           -           -           -        52,034    (34,534)
    Issuance of common shares                             -          -           -           -           -       155,234          -
    Deferred shares issued under the
     Non-Employee Directors' Share Plans (Note 15)        -          -           -           -           -         5,702          -
                                                  ----------  ---------  ----------  ----------  ----------  ------------  ---------
Balance, December 31, 2000                           14,933      7,226       7,798       3,164       2,000    17,655,737     60,839
    Redemption of preferred shares                   (3,938)    (4,050)     (2,056)     (1,773)          -             -          -
    Reissuance of treasury shares                         -          -           -           -           -         1,509     (1,509)
    Options exercised                                     -          -           -           -           -       147,800          -
    Issuance of common shares                             -          -           -           -           -     3,933,920          -
    Issuance of common shares under
      employee share incentive plans (Note 15)            -          -           -           -           -        74,847          -
    Deferred shares issued under the
     Non-Employee Directors' Share Plans (Note 15)        -          -           -           -           -         6,423          -
                                                  ----------  ---------  ----------  ----------  ----------  ------------  ---------
Balance, December 31, 2001                           10,995      3,176       5,742       1,391       2,000    21,820,236     59,330
    Redemption of preferred shares                  (10,995)    (3,176)     (5,742)     (1,391)     (2,000)            -          -
    Options exercised                                     -          -           -           -           -       192,031          -
    Issuance of common shares                             -          -           -           -           -     3,436,463          -
    Reissuance of treasury shares                         -          -           -           -           -         3,886     (3,886)
    Issuance of common shares under
      employee share incentive plans (Note 15)            -          -           -           -           -        85,774          -
    Deferred shares issued under the
     Non-Employee Directors' Share Plans (Note 15)        -          -           -           -           -         7,590          -
                                                  ----------  ---------  ----------  ----------  ----------  ------------  ---------
Balance, December 31, 2002                                -          -           -           -           -    25,545,980     55,444
                                                  ==========  =========  ==========  ==========  ==========  ============  =========

The accompanying notes are an integral part of these financial statements.



                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)

                                                                                           For the year ended December 31,
                                                                                    ------------------------------------------
                                                                                        2002          2001           2000
                                                                                    ------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    28,949   $     25,882   $    31,575
Adjustments to reconcile net income to net cash provided by operating activities:
   Income allocated to preferred shareholders in a subsidiary company                     11,977         10,779         8,475
   Cumulative effect of accounting change                                                      -         12,277             -
   Net holding losses on trading securities                                               14,863          3,457             -
   Impairments and valuation allowances related to investments                               730          3,153         1,503
   Net gain on sales                                                                      (8,558)        (5,546)       (2,118)
   Loss from investments in partnerships                                                   3,057          1,279             -
   Distributions received from equity investments                                            497            205             -
   Net amortization of premiums, discounts and fees on investments                          (203)           248           302
   Depreciation and amortization                                                           1,856          2,883         2,087
   Tax benefit from deferred share benefit                                                   583            367             -
   Deferred share compensation expense                                                     1,701          1,417         1,088
   Common and deferred shares issued under the Non-Employee Directors' Share Plans           224            178           115
   Director fees paid and share awards made by reissuance of treasury shares                   -              -            21
Net change in assets and liabilities:
   Increase in interest receivable                                                          (298)        (5,881)       (1,860)
   Increase in other assets                                                               (3,651)       (27,835)      (11,771)
   Increase in accounts payable, accrued expenses and other liabilities                    4,349          5,465         2,082
                                                                                    ------------- -------------- -------------
Net cash provided by operating activities                                                 56,076         28,328        31,499
                                                                                    ------------- -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations            (191,619)      (159,969)     (148,838)
Loan originations                                                                       (384,787)      (459,253)     (364,559)
Acquisition of an unconsolidated subsidiary                                               (1,100)             -             -
Purchases of property and equipment                                                         (290)        (2,096)         (321)
Net reduction (investment) in restricted assets                                          (23,387)         8,502        (9,379)
Principal payments received                                                              364,755        397,304       292,101
Investment in partnerships                                                              (123,351)       (15,543)       (2,451)
Return of capital invested in partnerships                                                25,328         18,666             -
Proceeds from sales of investments                                                        33,149          5,188        50,303
                                                                                    ------------- -------------- -------------
Net cash used in investing activities                                                   (301,302)      (207,201)     (183,144)
                                                                                    ------------- -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                        711,002        674,030       422,274
Repayment of credit facilities                                                          (680,141)      (578,542)     (360,155)
Proceeds from short-term debt                                                            179,700         48,970        41,290
Repayment of short-term debt                                                             (38,315)       (11,700)            -
Proceeds from long-term debt                                                              13,063        131,130         4,023
Repayment of long-term debt                                                                 (587)       (67,148)         (124)
Issuance of common shares                                                                 77,821         82,645             -
Issuance of preferred shares in a subsidiary company                                           -         22,801        57,604
Redemption of preferred shares                                                           (19,298)        (7,168)            -
Proceeds from stock options exercised                                                      3,541          2,558           895
Purchase of treasury shares                                                                    -              -          (191)
Distributions on common shares                                                           (43,245)       (38,409)      (33,472)
Distributions to preferred shareholders in a subsidiary company                          (11,943)       (10,425)       (7,412)
                                                                                    ------------- -------------- -------------
Net cash provided by financing activities                                                191,598        248,742       124,732
                                                                                    ------------- -------------- -------------

Net (decrease) increase in cash and cash equivalents                                     (53,628)        69,869       (26,913)
Cash and cash equivalents at beginning of period                                          97,373         27,504        54,417
                                                                                    ------------- -------------- -------------
Cash and cash equivalents at end of period                                           $    43,745   $     97,373   $    27,504
                                                                                    ============= ============== =============

The accompanying notes are an integral part of these financial statements.


                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)


                                                                                           For the year ended December 31,
                                                                                    ------------------------------------------
                                                                                        2002          2001           2000
                                                                                    ------------- -------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                           $ 29,399       $ 33,727      $ 30,192
                                                                                    ============= ============== =============
Income taxes paid                                                                          1,180          1,173         1,579
                                                                                    ============= ============== =============

DISCLOSURE OF NON-CASH ACTIVITIES:
Disposal of advance to related party                                                     $ 2,618            $ -           $ -
                                                                                    ============= ============== =============
Investment in partnership under a note payable obligation                                      -              -         5,084
                                                                                    ============= ============== =============
Contribution of investment in partnership to a subsidiary                                      -          4,584             -
                                                                                    ============= ============== =============
Issuance of common stock in connection with the acquisition of an
   unconsolidated subsidiary                                                                 100              -             -
                                                                                    ============= ============== =============
Issuance of common stock in connection with MFH acquisition                                3,331          3,320         3,415
                                                                                    ============= ============== =============

The accompanying notes are an integral part of these financial statements.


                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Municipal Mortgage & Equity, LLC ("MuniMae" and, together with its subsidiaries, the "Company") provides debt and equity financing to developers of multifamily housing. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income derived from the majority of these bond investments is exempt income for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments.

     The Company is also a mortgage banker. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

     The Company also invests in (1) other housing-related debt and equity investments, including equity investments in real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments.

     MuniMae is a Delaware limited liability company. As a limited liability company, the Company combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for federal income tax purposes, no recognition of income taxes is made at the corporate level (except for income earned through subsidiaries of the Company organized as corporations). Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return.

Basis of Presentation

     The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States ("GAAP"). The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

     The following is a summary of the Company's significant accounting policies.


Consolidation

     The consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Preferred shareholders' equity in a subsidiary company represents a minority ownership interest in the Company.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

     The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties. The Company's sources of capital to fund these lending activities include proceeds from equity offerings, securitizations, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period.

     The Company may also structure transactions whereby a third party buys bonds directly from a seller and the Company subsequently purchases a residual interest in a bond securitization holding the tax-exempt bonds.

General Terms of Tax-Exempt Bonds

     The Company's rights under the bonds it holds are defined by the terms of the underlying mortgage loans, which are pledged to the Company to secure the payment of principal and interest under the bonds. The mortgage loans are first mortgage or subordinate loans on multifamily housing developments and are generally nonrecourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arm's-length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Non-participating bonds, which account for the majority of the Company's tax-exempt bonds (see Note 2), provide for payment of a fixed rate of interest. Participating bonds have additional interest features that allow the Company to participate in the growth of the underlying property. The participating bonds provide for payment of additional interest from available cash flow of the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond and are set forth in the bond documents. Certain participating and non-participating bonds are considered subordinate bonds, as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

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

Securitization Programs

     The Company securitizes assets in order to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

Summary of Major Securitization Programs

     To date, the Company securitizes mortgage bonds in its portfolio primarily through three programs: (1) the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") Puttable Floating Option Tax-Exempt Receipts ("P-FLOATsSM") program, (2) a tender option bond program with the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and (3) a securitization program with MBIA Insurance Corporation ("MBIA"). The Company securitizes assets by depositing bonds into a trust or structuring a transaction whereby a third party deposits bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, a remarketing agent typically resets the rate on the senior certificates weekly. To increase the attractiveness of the senior certificates to investors, the senior certificates are credit enhanced or the bond underlying the senior certificates is credit enhanced. The residual interests retained by the Company are subordinate securities and receive the residual interest on the bond after the payment of all fees and the senior certificate interest. For certain programs, a counterparty provides liquidity to the senior certificates. In such programs, liquidity advances would be used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events. The Company also enters into various forms of interest rate protection in conjunction with these securitization programs (See "Financial Risk Management and Derivatives" in Note
1).

Term Securitization Facility

     In March 1999, the Company securitized $67.0 million in bonds through a long-term securitization trust ("Term Securitization Facility"). In July 2001, the Company refinanced this Term Securitization Facility. The result of the refinancing was a reduction of the outstanding bonds in the facility from $67.0 million to $45.0 million. The Term Securitization Facility issued two classes of certificates, Class A and Class B. The Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed tax-exempt rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. The Company owns the Class B certificates. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 and November 15, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility. In conjunction with this transaction, a subsidiary of the Company provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of this obligation, the Company pledged assets as collateral to the Term Securitization Facility.

FSA Securitization Facility

     In February 1995, the Company securitized 11 bonds with an aggregate principal of $126.6 million through a long-term securitization trust (the "FSA Securitization Facility"). Prior to this transaction, the 11 bonds were refunded into a Series A Bond and a Series B Bond with aggregate principal amounts of $67.7 million and $58.9 million, respectively. The Company deposited the Series A Bonds and the Series B Bonds into a trust. The Series A Bonds, which are senior to the Series B Bonds, were credit enhanced by Financial Security Assurance Inc. ("FSA") and sold to qualified third party investors. The Series A Bonds bear interest at various fixed rates ranging from 7.05% to 7.40% per annum. The Series A Bonds mature January 1, 2030 and are subject to mandatory sinking fund redemptions. The Company retained the Series B Bonds. The Series B Bonds mature January 1, 2030.

Other Securitization Programs

     From time to time, the Company will securitize a single bond investment with a new counterparty. The terms of these securitizations are similar to the programs described in the "Summary of Major Securitization Programs" discussed above.

Management of Counterparty Risk

     The Company attempts to manage counterparty risk by diversifying its securitization programs. The following table summarizes the results of the Company's efforts to diversify its sources of securitization capital:

(000s)                                                                                         December 31, 2002
                                                                            --------------------------------------------------------
                                                                                           Face Amount               Percentage of
                                                                                            of Senior    Fair Value  Total Senior
                Nature of Senior    Provider of Credit      Provider of     Fair Value of   Security     of Residual  Securities
  Sponsor         Security             Enhancement           Liquidity       Total Bond    Outstanding    Interest   Outstanding (1)
--------------------------------------------------------------------------- --------------------------------------------------------
On Balance Sheet Securitizations:

                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch    $   62,695    $  60,605      $  2,090         10.4%


Freddie Mac          fixed             Freddie Mac           Freddie Mac         91,290       68,970        22,320         11.8%



                   short-term,
                 floating rate,                             Bayerische
MBIA              weekly reset            MBIA              Landesbank          146,624      147,010          (386)        25.2%


                                        MMA Credit           MMA Credit
Term Debt            fixed          Enhancement I, LLC   Enhancement I, LLC      42,829       44,892        (2,063)         7.7%

                  weekly reset
Other              or fixed              Various                N/A              17,612       17,740          (128)         3.0%
                                                                            --------------------------------------------------------
Subtotal                                                                        361,050      339,217        21,833         58.1%


Off Balance Sheet Securitizations:

                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch       187,404      177,812         9,592         30.4%


FSA Bonds            fixed                FSA                   N/A             119,188       67,400        51,788         11.5%
                                                                            --------------------------------------------------------

Subtotal                                                                        306,592      245,212        61,380         41.9%
                                                                            --------------------------------------------------------

Total                                                                        $  667,642    $ 584,429      $ 83,213        100.0%
                                                                            ========================================================


(000s)                                                                                         December 31, 2001
                                                                            --------------------------------------------------------
                                                                                           Face Amount               Percentage of
                                                                                            of Senior    Fair Value  Total Senior
                Nature of Senior    Provider of Credit      Provider of     Fair Value of   Security     of Residual  Securities
  Sponsor         Security             Enhancement           Liquidity       Total Bond    Outstanding    Interest   Outstanding (1)
--------------------------------------------------------------------------- --------------------------------------------------------

On Balance Sheet Securitizations:
                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch    $  104,516    $  78,560      $ 25,956         13.1%


Freddie Mac          fixed             Freddie Mac           Freddie Mac         89,929       69,020        20,909         11.5%



                   short-term,
                 floating rate,                             Bayerische
MBIA              weekly reset            MBIA              Landesbank                -            -             -             -


                                        MMA Credit           MMA Credit
Term Debt            fixed          Enhancement I, LLC   Enhancement I, LLC      44,737       44,992          (255)         7.5%

                  weekly reset
Other              or fixed              Various                N/A               5,244        5,410          (166)         0.9%
                                                                            --------------------------------------------------------
Subtotal                                                                        244,426      197,982        46,444         33.0%


Off Balance Sheet Securitizations:

                   short-term,
                 floating rate,      Merrill Lynch or
Merrill Lynch     weekly reset         Fannie Mae           Merrill Lynch       339,481      334,165         5,316         55.7%


FSA Bonds            fixed                FSA                   N/A             122,488       67,530        54,958         11.3%
                                                                            --------------------------------------------------------

Subtotal                                                                        461,969      401,695        60,274         67.0%
                                                                            --------------------------------------------------------

Total                                                                        $  706,395    $ 599,677      $106,718        100.0%
                                                                            ========================================================


(1) This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.


Fannie Mae Credit Enhancement

     The Company participates in a structured finance program developed by Federal National Mortgage Association ("Fannie Mae") to facilitate the credit enhancement of bonds for which there is shared risk. Under this program, Fannie Mae provides credit enhancement to the assets in a cross-collateralized pool. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional collateral to this facility. The Company is required to post collateral as part of the risk sharing agreement. To date, the Company has credit enhanced $100 million in bonds through this program. This program is open-ended, which allows the Company to add additional assets to the program.

Collateral

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds and taxable loans as collateral for senior interests in certain securitization trusts and credit enhancement facilities. The following table summarizes the carrying amount of the bonds and taxable loans pledged as collateral for the programs discussed above.


                                             Carrying Value at
                                                December 31,
                                     -------------------------------
(000s)                                     2002           2001
                                     --------------  ---------------
Merrill Lynch P-FLOATs                 $   190,462      $   260,371
MBIA                                        86,366                -
Term Securitization Facility                41,816           41,986
Fannie Mae                                  28,595           19,455
FSA                                              -                -
Other                                            -                -
                                     --------------  ---------------
Total (1)                              $   347,239      $   321,812
                                     ==============  ===============

(1) This table reflects collateral pledged for the securitization and credit enhancement facilities discussed above. The Company has other assets pledged as collateral to secure other programs, as discussed in Notes 2, 3, and 7.


     The Company's significant accounting policies that directly relate to the investment in tax-exempt bonds and residual interests in bond securitizations are described below.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

     Investment in tax-exempt bonds and residual interests in bond securitizations (collectively, "investments in bonds") are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). All investments in bonds are classified and accounted for as available-for-sale debt securities and are carried at fair value; unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders' equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company's policy discussed in the "Other-than-Temporary Impairments and Valuation Allowances on Investments" section of this Note.

     The Company determines the fair value of bonds that participate in the net cash flow and net capital appreciation of the underlying properties and/or that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates. The Company bases the fair value of all other bonds and residual interests in bond securitizations on quotes from external sources, such as brokers, for these or similar investments.

     The Company recognizes base interest on the bonds as revenue as it accrues. Interest income in excess of the base interest ("participation interest'") may be available to the Company through participation features of a bond. Participation interest is recognized as income when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally considered to be after 90 days of non-payment. The Company applies interest payments on non-accrual bonds first to previously recorded accrued interest and, once previously accrued interest is satisfied, as interest income when received. The accrual of interest income would be reinstated once a bond's ability to perform is adequately demonstrated and all interest has been paid.

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

Securitization Transactions

     For financial reporting purposes, transactions where the Company securitizes a bond and subsequently purchases or retains a residual interest are accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" "FAS 140"). Under FAS 140, the accounting for these transactions is partially dependent on certain call provisions. If the residual interest holder is granted a call provision under the terms of the transaction, then effective control over the transferred assets has not been relinquished and the transaction is accounted for as a borrowing. When the residual interest holder is not granted a call provision and effective control has been relinquished, the transaction is accounted for as a sale and the Company recognizes gains and losses on the sale of its bonds. The portion of the unrealized gain or loss on a bond that is recognized as a result of the sale is determined by allocating the net amortized cost at the time of sale between the senior interest and the corresponding residual interest based upon their relative fair values, in accordance with FAS 140. The Company may also structure transactions whereby a third party buys bonds directly from a seller and the Company subsequently purchases or retains residual interests related to the bonds. In this case, the Company may retain the call provision associated with its investment in the residual interest position without requiring borrowing treatment because the Company does not own the bond.

Origination Fees and Premiums and Discounts on Purchased Investments

     Origination fees and premiums and discounts on purchased investments are deferred and amortized into income to approximate a level yield over the estimated lives of the related investments. Upon the sale of an investment, the unamortized balance of origination fees and premiums and discounts is recorded as income through the calculation of gains and losses on the sale of investments.

Mortgage Banking Activities

     The Company engages in a variety of mortgage banking activities. These activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. The mortgage banking activities are generally conducted through Midland Financial Holdings, Inc. (together with its subsidiaries, "MFH"), a wholly owned subsidiary of the Company.

     The Company acquired MFH in 1999 for a total purchase price of $45.0 million ($46.0 million including acquisition costs). Of this amount, the Company paid approximately $23.0 million in cash and $12.0 million in common shares at the closing of the transaction and $10.0 million in additional common shares paid in three equal installments, the last of which was paid in December 2002. The acquisition has been accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired, which totaled $7.7 million. The results of operations of MFH are included in the consolidated financial statements of the Company.

     The Company originates construction, permanent and supplemental loans within the multifamily housing industry. Supplemental loans include:

o bridge and pre-development loans, which are project-specific short-term loans for qualifying pre-development and development expenditures and are structured to be repaid from the construction or permanent financing of the same project. Bridge loans fund timing gaps between project expenditures and later installments of equity financing or permanent debt, and pre-development loans fund early stage project expenditures and are repaid by the first installments of equity or construction financing; and
o term loans, lines of credit and workout loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Term loans, lines of credit and workout loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.

     Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, assignment of syndication proceeds, assignment and pledges of developer fees, assignment and pledge of cash flows from properties, corporate guarantees and personal guarantees.

     The Company's sources of capital to fund these construction, permanent, and supplemental lending activities include notes and warehousing facilities with various pension funds and commercial banks, various short-term bank lines of credit, and working capital. The Company generates profit from the difference between the interest earned on its loans and the interest due under its notes payable and other funding sources. The Company also earns (1) origination fees,
(2) loan servicing fees, or in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.

     The Company has established relationships with pension funds through the Midland Affordable Housing Group Trust (the "Group Trust") and the Midland Multifamily Equity REIT ("MMER"). The Group Trust was established by a group of pension funds for the purpose of investing in income-producing real estate investments. The Group Trust provides loans and lines of credit to finance a variety of the Company's loan products. MMER is a Maryland real estate investment trust established by the same pension funds that participate in the Group Trust. MMER provides the Company short-term lines of credit to finance the Company's lending activities, in addition to investing in income-producing real estate partnerships. MFH is the investment manager for the Group Trust and MMER and receives advisory fees for these services. Furthermore, MFH earns origination fees on the placement of permanent loans with the Group Trust. MFH also earns origination fees on the placement of equity interests in real estate partnerships with MMER.

     MFH is a Fannie Mae Delegated Underwriter and Servicer ("DUS"). A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for sale to Fannie Mae as or shortly after the loans are converted to permanent loans. The Company usually retains the mortgage servicing rights on the permanent loans which its sells to third parties.

     As a Fannie Mae DUS lender, MFH may share in losses relating to under performing real estate mortgage loans delivered to Fannie Mae (see Note 11). More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan originated by MFH and sold to Fannie Mae, MFH may be required to make servicing advances to Fannie Mae. Also, MFH may participate in a deficiency after foreclosure. As a DUS lender, MFH must maintain a minimum net worth and collateral with a custodian. Its financial exposure, however, is subject to certain deductibles and loss limits. The servicing portfolio balance originated through the DUS program was $752.6 million and $584.6 million at December 31, 2002 and 2001, respectively. MFH is indemnified by the Group Trust against losses it may incur in connection with its servicing of $312.3 million of these loans. As of December 31, 2002, the Company had not incurred any losses on this portfolio.

     MFH is a Federal Housing Administration ("FHA") and US Department of Housing and Urban Development ("HUD") approved mortgagee and is an approved lender under HUD's Multifamily Accelerated Processing ("MAP") program. As a MAP lender, MFH is responsible for underwriting and recommending loans to FHA/HUD for mortgage insurance. As an FHA/HUD approved mortgagee, MFH must maintain a minimum net worth.

     MFH is also a Government National Mortgage Association ("GNMA") approved securities issuer, seller and servicer. All loans originated under HUD programs are securitized through the GNMA Mortgage Backed Security ("MBS") program and sold in the secondary market. The Company may earn premiums or incur discounts on the securitization of these loans, and the Company retains the servicing rights on all HUD loans sold under the GNMA MBS program. As a GNMA approved issuer, seller and servicer, MFH must maintain a minimum net worth as well as minimum insurance coverages.

     As an FHA/HUD approved mortagee, MFH may share in losses relating to underperforming loans originated under the HUD programs. If a borrower fails to make payments of principal, interest, taxes or insurance premiums on a HUD loan securitized with GNMA, MFH may be required to make servicing advances to GNMA. If a defaulted loan is assigned to HUD, insurance will generally limit MFH's loss exposure to 1% of the loan's then outstanding unpaid principal balance. However, the Company's loan documents generally hold the borrower liable for any losses incurred by MFH in the event of a default and/or assignment of a loan to HUD. In addition, GNMA allows for partial recovery of expenses for loans that were assigned to HUD after default and subsequently paid out of a GNMA pool. The servicing portfolio originated through the FHA/HUD program was $273.6 million and $208.1 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had not incurred any losses on this portfolio.

     The Company's significant accounting policies that directly relate to the mortgage banking activities are described below.

Loans Receivable

     The Company's loans receivable consist of construction loans, permanent loans, and supplemental loans. The Company carries loans receivable at net realizable value. The Company evaluates on an on-going basis the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company's policy discussed in this Note. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance.

     The Company recognizes interest on loans as revenue as it accrues. The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally considered to be after 90 days of non-payment. The Company applies interest payments on non-accrual loans first to previously recorded accrued interest and then, once previously accrued interest has been satisfied, as interest income when received. The accrual of interest income would be reinstated once a loan's ability to perform is adequately demonstrated. Interest income is also recognized for the portion of any principal payments received in excess of GAAP basis, including payments for previously unaccrued interest.
Mortgage Servicing Rights

     When the Company sells a loan to a third party but retains the right to service the loan, the Company recognizes as an asset or liability the right to service the mortgage loan. The Company accounts for these mortgage servicing rights in accordance with FAS 140. FAS 140 requires servicing rights retained by the Company after the origination and sale of the related loan to be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted at market discount rates. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans. The amortization expense is included in amortization of goodwill and mortgage servicing rights in the consolidated statements of income.

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

Origination Fees

     The Company earns origination fees on the origination of permanent and supplemental loans. Origination fees on permanent loans are recognized into income at the time Fannie Mae or other investors (via the GNMA MBS program) commit to purchase the loan and collectibility is reasonably assured. Origination fees on supplemental loans are deferred and amortized into income to approximate a level yield over the estimated life of the related loan.

Loan Servicing and Construction Administration Fees

     Loan servicing and construction administration fees are recognized into income over the period in which the Company performs the associated services. Construction administration fees are included in loan servicing fees on the consolidated statements of income.

Asset Management and Advisory Fees

     Asset management fees, derived from the Company's tax credit equity syndication business, and advisory fees, derived from serving as investment manager to the Group Trust and MMER, are recognized into income over the period in which the Company performs the associated services.

Investments in Partnerships

     The Company's investments in partnerships consist of equity interests in real estate operating partnerships. The Company's investments in partnerships are accounted for using the equity method. The Company uses the equity method of accounting when the Company owns an interest in a partnership and can exert significant influence over the partnership's operations but cannot control the partnership's operations. Under the equity method, the Company's ownership interest in the partnership's capital is reported as an investment on the consolidated balance sheets and the Company's allocable share of the income or loss from the partnership is reported as income (loss) from equity investments in partnerships in the consolidated statements of income.

Investments in Income-Producing Real Estate Operating Partnerships

     The Company makes equity investments in income-producing real estate operating partnerships. To date, the Company's equity investments have been made in partnership with CAPREIT, Inc. and its affiliates ("CAPREIT").

Tax Credit Equity Funds: Limited Partner Investments in Real Estate Operating Partnerships

     The Company earns revenues from the syndication of low-income housing tax credits. The Company acquires, through limited partnership interests, equity interests in properties expected to earn such tax credits and, as and when it has a sufficient number of such limited partnership interests and has identified tax credit investors, transfers those interests to a syndicated fund for the investors' benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

Tax Credit Equity Funds: General Partner Interests

     The Company is also the general partner in the syndicated low-income housing tax credit funds, which it originates. The Company's general partner interests represent a one percent or less interest in each such fund.


Financial Risk Management and Derivatives

     The Company's investments in residual interests in certain securitization trusts bear interest at floating rates. These floating rate investments expose the Company to interest rate risk. To reduce the Company's exposure to interest rate risks on residual interests retained, the Company may enter into interest rate swaps. Historically, the Company has attempted to offset substantially all of its floating interest rate exposure related to securitization trusts; however, from time to time, a portion of this floating rate exposure may not be fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or a decrease in the Company's interest income and cash flows associated with these investments. Under the terms of the Company's interest rate swap agreements with counterparties, the Company is required to maintain cash deposits ("margin call deposits"). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company's outstanding swap obligations to any one counterparty is greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts.

     The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). (See Note 11, "Guarantees, Commitments and Contingencies.")

     The Company's significant accounting policies that directly relate to the Company's financial risk management and derivatives are described below.

     Investment in derivative financial instruments is accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and to record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS 133.

     The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its derivative investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in fair value of derivatives are recorded through current earnings.

     The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swap agreements and put options. Under FAS 133, the Company's investment in these derivative financial instruments is recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings.

     The adoption of FAS 133 does not affect cash available for distribution, the Company's ability to pay distributions, the characterization of the tax-exempt income or the borrowers' financial obligations under the bonds. Upon its adoption of FAS 133, the Company reclassified its interest rate swap agreements as trading securities and those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company's put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of accounting change. The Company recognized a decrease in net income of $14.9 and $5.6 million for the years ended December 31, 2002 and 2001, respectively, due to the change in fair value of its derivative instruments. These changes are reflected in net holding losses on derivatives in the consolidated statements of income.

     Prior to the adoption of FAS 133 in January 2001, the interest rate swap agreements were accounted for as hedges and were carried at fair value and included in residual interests in bond securitizations, with unrealized gains or losses included in accumulated other comprehensive income.

     The Company determines the fair value of its investment in interest rate swap agreements based on quotes from external sources, such as brokers, for these or similar investments. Investments in interest rate swap agreements with market values below zero are reflected as liabilities in the accompanying consolidated balance sheets. The Company recognizes the differential paid or received under these agreements as an adjustment to interest income. Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.

     The Company determines the fair value of its put option agreements by discounting the underlying collateral's expected future cash flows using current estimates of discount rates and capitalization rates. Income received on put options for assuming the purchase obligation and providing asset management services on the underlying investment is recognized ratably over the term of the associated put option and guarantee agreements and is included in other income in the consolidated statements of income.

Syndication of Low-Income Housing Tax Credits

     The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors, including Fannie Mae and a number of corporate investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors (see
Note 11). The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated. Syndication fees are considered earned and are recognized as income upon receipt of the initial cash payment from investors into the syndicated low-income housing tax credit funds and after the following have occurred: (1) the properties for funds are identified; (2) a firm contract exists that requires an investor to fund capital contribution installments; (3) all services required to earn the fee have been performed to contract specifications; and (4) all appropriate documents have been executed.

Cash and Cash Equivalents

     Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of 90 days or less, all of which are readily convertible to known amounts of cash in seven days or less. Cash equivalents are carried at cost, which approximates fair value.

Other Assets

     The Company's investment in other assets includes prepaid expenses, other receivables, debt issue costs, property and equipment, and certain investments in interest-only securities. Prepaid expenses and debt issue costs are amortized over the contract period or the estimated life of the related debt.

     Property and equipment, consisting primarily of furniture, fixtures, computer hardware, computer software, and leasehold improvements, is stated at cost. Depreciation of property and equipment are provided on the 150% declining balance method over the estimated useful lives of the assets as follows:


                                      Years
                                  -------------
Furniture and fixtures                 10
Computer hardware                       5
Computer software                       5
Leasehold improvements                 10


     Accumulated depreciation was $1.8 million and $1.4 million at December 31, 2002 and 2001, respectively.

     The Company holds interest-only securities (see Note 11), which represent the right to receive the excess interest on certain mortgage loans sold to Fannie Mae. These rights result from the contractual right to receive the difference between the interest paid at the borrower's loan rate and interest paid to Fannie Mae at the rate at which the loan was sold to Fannie Mae. The Company classifies these investments as available-for-sale securities under FAS 115 and carries them at fair value with unrealized gains and losses included in accumulated other comprehensive income. The fair value of the interest-only securities is estimated by discounting the expected future cash flows. Due to the existence of a related obligation to pay all or a portion of these cash flows to the Group Trust, a corresponding liability is reflected on the balance sheet in other liabilities.

Goodwill

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets," ("FAS 142") which were effective July 1, 2001 and January 1, 2002, respectively. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. FAS 141 did not have an impact on the Company for the years ended December 31, 2002 or 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $1.6 million. In 2002, all goodwill was tested for impairment in accordance with the provisions of FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets , other than goodwill, has not ceased.

     The Company's goodwill at December 31, 2002 and December 31, 2001 represents the excess of cost over market value of the net assets acquired from the acquisition of businesses in the Company's operating segment. For the year ended December 31, 2002, the Company's carrying value of goodwill increased by $4.5 million as a result of an acquisition of an unconsolidated subsidiary and the final installment payment for the purchase of MFH. The following table shows the effect of goodwill amortization on net income and earnings per share for the periods presented:


                                                                      For the year ended December 31,
                                                          ---------------------------------------------------
                                                                2002              2001             2000
                                                          ---------------   ---------------   ---------------
Reported net income allocated to common shares             $      28,796     $      23,847     $      29,076
Add back: goodwill amortization                                        -             1,572             1,107
                                                          ---------------   ---------------   ---------------
Adjusted net income allocated to common shares             $      28,796     $      25,419     $      30,183
                                                          ===============   ===============   ===============
Basic earnings per share:
Reported earnings per share                                $        1.16     $        1.12     $        1.67
Goodwill amortization                                                  -              0.07              0.06
                                                          ---------------   ---------------   ---------------
Adjusted earnings per share                                $        1.16     $        1.19     $        1.73
                                                          ===============   ===============   ===============
Diluted earnings per share:
Reported earnings per share                                $        1.13     $        1.09     $        1.62
Goodwill amortization                                                  -              0.07              0.06
                                                          ---------------   ---------------   ---------------
Adjusted earnings per share                                $        1.13     $        1.16     $        1.68
                                                          ===============   ===============   ===============


Other-than-Temporary Impairments and Valuation Allowances on Investments

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

Other Income

     The Company's other income includes income from put options, guarantee fees and other miscellaneous income. Put option and guarantee income is recognized ratably over the term of the associated put option and guarantee agreements.

Stock Compensation Plans

     The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 15) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options issued under the plans during 2002, 2001 or 2000. Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires the Company to make certain disclosures as if the compensation expense for the Company's plans had been determined based on the fair value on the date of grant for awards under those plans. The Company estimated the fair value of each option awarded in 2002, 2001 and 2000 using the Black-Scholes option-pricing model with the following assumptions:


                                                     2002              2001              2000
                                               ----------------  ----------------  ----------------

Risk-free interest rate                                     4%                5%                5%
Dividend yield                                            6.9%              6.8%              7.5%
Volatility                                                 18%               19%               19%
Expected option life                                 7.5 years         7.5 years         7.5 years
Weighted average fair value of options                  $ 1.79            $ 2.67            $ 2.72

     The following table illustrates the effect on net income and earnings per share as if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":


(000s)                                                        2002              2001              2000
                                                        ----------------  ----------------  ----------------
Net income allocated to common shares, as reported         $     28,796      $     23,847      $     29,076
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                (54)             (281)             (656)
                                                        ----------------  ----------------  ----------------
Net income allocated to common shares, pro forma           $     28,742      $     23,566      $     28,420
                                                        ================  ================  ================

Earnings per common share:
   Basic - as reported                                     $       1.16      $       1.12      $       1.67
                                                        ================  ================  ================
   Basic - pro forma                                       $       1.15      $       1.11      $       1.63
                                                        ================  ================  ================
   Diluted - as reported                                   $       1.13      $       1.09      $       1.62
                                                        ================  ================  ================
   Diluted - pro forma                                     $       1.13      $       1.08      $       1.59
                                                        ================  ================  ================

Earnings per Share

     The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

Income Taxes

     MuniMae is organized as a limited liability company. This structure allows MuniMae to combine the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Therefore, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. The Company records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes. Shareholders' distributive share of MuniMae's income, deductions and credits are reported to each shareholder on Internal Revenue Service Schedule K-1.

     Prior to January 2003, the Company had elected under Section 754 of the Internal Revenue Code to adjust the basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for his or her shares. While the bulk of the Company's recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. The capital gain and loss allocated from the Company may be different for each shareholder due to the Company's Section 754 election and is a function of, among other things, the timing of the shareholder's purchase of shares and the timing of transactions that generate gains or losses for the Company. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may differ significantly from the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to individual shareholders may differ significantly from the capital gains and losses recorded by the Company.

     In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked effective January 1, 2003. The Company applied for the revocation due to the administrative burden attributable to this election resulting from the increased numbers of partners and frequency of shifts in ownership. The Internal Revenue Service has not yet responded to the Company's application to revoke its election under Section 754.

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

     The Company has numerous corporate subsidiaries which are subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities (see Note 10).

New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board approved Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 are effective for 2002 calendar year-end financial statements (See Note 11). The Company believes the provision pertaining to the recognition of a liability for the fair value of the obligation it assumes under the guarantee may have a significant impact on the total liabilities and net income of the Company, but is unable to estimate the effect at this time.

     In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a Company's equity investment in a variable interest entity ("VIE") if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 is effective for the first interim reporting period after June 15, 2003. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Use of Estimates

     The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value even though only a limited market exists for them. Because only a limited market exists for most of the Company's investments, fair value is estimated by the Company in accordance with the Company's valuation procedures discussed above. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by the Company were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions and market conditions could significantly affect these estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

NOTE 2 - INVESTMENT IN TAX-EXEMPT BONDS

     As of December 31, 2002 and 2001, the Company held $770.3 million and $616.5 million of tax-exempt bonds, respectively. The following table summarizes tax-exempt bonds by type.


                                                                  December 31, 2002
                                             -----------------------------------------------------------
                                                 Face         Amortized      Unrealized        Fair
(000s)                                          Amount          Cost         Gain (Loss)       Value
                                             -------------   ------------    ------------   ------------

Non-participating bonds                       $   651,737     $  621,594      $   (4,692)    $  616,902

Participating bonds                                82,852         81,956           1,893         83,849

Subordinate non-participating bonds                19,039         17,700             106         17,806

Subordinate participating bonds                    58,890         35,799          15,989         51,788
                                             -------------   ------------    ------------   ------------

Total                                         $   812,518     $  757,049      $   13,296     $  770,345
                                             =============   ============    ============   ============


                                                                  December 31, 2001
                                             -----------------------------------------------------------
                                                 Face         Amortized      Unrealized        Fair
(000s)                                          Amount          Cost         Gain (Loss)       Value
                                             -------------   ------------    ------------   ------------

Non-participating bonds                       $   489,081     $  457,625      $    2,327     $  459,952

Participating bonds                                83,078         82,190           1,388         83,578

Subordinate non-participating bonds                18,407         17,215              33         17,248

Subordinate participating bonds                    60,379         35,799          19,883         55,682
                                             -------------   ------------    ------------   ------------

Total                                         $   650,945     $  592,829      $   23,631      $ 616,460
                                             =============   ============    ============   ============

     Annual maturities of investment in tax-exempt bonds that mature on a single maturity date are as follows:

(000s)                                    Face Amount         Fair Value
                                       ------------------ -------------------

Due in less than one year                 $       900         $      873
Due between one and five years                 56,013             54,297
Due after five years                           74,845             67,906
                                       ------------------ -------------------
                                          $   131,758         $  123,076
                                       ================== ===================

     The  Company  has  96  tax-exempt   bonds  that  pay   principal   monthly,
semi-annually or annually with final maturity dates ranging from July 2007 to July 2045.

2002 Transactions

     During 2002, the Company invested in tax-exempt bonds with a face amount of $192.0 million for $190.0 million. Of the total face amount of $192.0 million, $17.3 million represents the Company's new primary investments (bonds which the Company originated), $18.3 million reflects new secondary market investments (previously issued bonds purchased from third parties) and the remaining $156.4 million reflects the repurchase of bonds that the Company had previously securitized. From time to time the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company's capital position and needs. The following table summarizes the new primary and secondary market investment activity for 2002:


                                                       Face           Purchase
(000s)                                                Amount           Amount
                                                    ------------    ------------

Non-participating bonds                     (1)      $   34,897       $  33,832

Subordinate non-participating bonds                         653             606

                                                    ------------    ------------
Total                                                $   35,550       $  34,438
                                                    ============    ============

(1) Of this amount, $7.5 million was an initial funding of 19 bonds; the remaining balance of the bonds, which totals approximately $98.9 million, is expected to be funded by the Company through 2003 and 2004.


     In 2002, a tax-exempt bond with a $10.3 million face amount was repaid; because the Company had previously recorded impairment with respect to this bond, the repayment at face resulted in a $2.2 million gain. In addition, the Company sold its investment in a tax-exempt bond with a face amount of $9.6 million, resulting in a gain of $0.4 million.

2001 Transactions

     During 2001, the Company invested in tax-exempt bonds with a face amount of $161.0 million for $156.7 million. Of the total face amount of $161.0 million, $18.2 million represents the Company's new primary investments (bonds which the Company originated), $82.5 million reflects new secondary market investments (previously issued bonds purchased from third parties) and the remaining $60.3 million reflects the repurchase of bonds that the Company had previously securitized. The following table summarizes the new investment activity for 2001:


                                                       Face           Purchase
(000s)                                                Amount           Amount
                                                    ------------    ------------
Non-participating bonds                     (1)      $   94,474       $  90,648

Subordinate non-participating bonds                       6,220           6,043

                                                    ------------    ------------
Total                                                $  100,694       $  96,691
                                                    ============    ============

(1) Of this amount, $2.4 million was additional funding of a bond initially funded in 1998. The total amount of the draw down bond funded was $11.0 million.

     In 2001, a tax-exempt bond with a $10.1 million face amount was repaid; because the Company had previously recorded impairment with respect to this bond, the repayment at face resulted in a $2.2 million gain.

Other-than-Temporary Impairments

     In 2002, the Company recorded other-than-temporary impairments totaling $0.4 million on four bonds.

     In 2001, the Company assumed the obligation to purchase two bonds for their face amount ($21.5 million). In consideration for assuming this obligation, the Company received $1.9 million in cash and a $2.0 million (face amount) taxable note with a fair value of $1.4 million. The Company recognized a $3.3 million other-than-temporary impairment upon the assumption of this obligation. This amount represented the difference between the fair value of the bonds and the face amount of the bonds at the time the Company assumed the purchase obligation. Upon the purchase of the bonds, the Company recognized $3.3 million in income that represented the value of the cash and taxable loan consideration received.

     The Company recorded an other-than-temporary impairment totaling $1.0 million on one bond in 2000.

Investments on Non-Accrual Status

     In accordance with the Company's policy discussed in Note 1, the Company places delinquent bonds on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally considered to be after 90 days of non-payment. At December 31, 2002, 2001, and 2000, there were $163.3 million, $132.1 million and $149.4 million (face value) of tax-exempt bonds on non-accrual status. Interest income recognized on these bonds was $12.7 million, $10.2 million and $11.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $1.0 million, $1.2 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Tax-Exempt Bonds Pledged

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. From time to time, the Company also pledges bonds as collateral for letters of credit, lines of credit, and other derivative agreements. At December 31, 2002 and 2001, the total carrying amount of the tax-exempt bonds pledged as collateral was $372.9 million and $358.4 million, respectively.

NOTE 3 - LOANS RECEIVABLE

     The Company's loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. The following table summarizes loans receivable by loan type at December 31, 2002 and 2001.


(000s)                            December 31, 2002         December 31, 2001
                                -----------------------   -----------------------
Loan Type:
Construction loans                $            300,266      $            268,775
Taxable permanent loans                         44,665                    86,182
Supplemental loans                              80,459                    49,885
Other taxable loans                             37,130                    35,964
                                -----------------------   -----------------------
                                               462,520                   440,806
Allowance for loan losses                       (1,072)                     (775)
                                -----------------------   -----------------------

Total                             $            461,448      $            440,031
                                =======================   =======================


Allowance for Loan Losses

     The Company's allowance for loan losses is based on the Company's continuing evaluation of the loans receivable and is intended to maintain an allowance adequate to absorb probable losses on these loans. The Company assesses individual loans for impairment based on the Company's policy on other-than-temporary impairments (see Note 1). Adjustments to the allowance due to changes in measurement of impaired loans are recorded in the provision for loan loss. The allowance for loan losses was $1.1 million and $0.8 million at December 31, 2002 and 2001, respectively.

Loans on Non-Accrual Status

     In accordance with the Company's policy discussed in Note 1, the Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally considered to be after 90 days of non-payment. At December 31, 2002, 2001, and 2000, there were $12.6 million, $3.3 million and $3.3 million (face value) of loans on non-accrual status. Interest income recognized on these loans was $1.3 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. Additional interest income that would have been recognized by the Company had these loans not been placed on non-accrual status was approximately $248,000, $56,000 and $37,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Loans Receivable Pledged

     The Company pledges its construction loans and permanent loans as collateral for the Company's notes payable and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2002 and 2001, the total carrying amount of the loans receivable pledged as collateral was $417.1 million and $406.3 million, respectively.

NOTE 4 - INVESTMENTS IN PARTNERSHIPS

     The Company's investments in partnerships consist of equity interests in real estate operating partnerships. The Company's investments in partnerships are accounted for using the equity method and are recorded as "Investments in partnerships" on the Balance Sheet.

Investment in CAPREIT

     The Company makes equity investments in income-producing real estate operating partnerships. To date, the Company's equity investments have been made in partnership with CAPREIT. In 2001, the Company made a $3.4 million equity investment in 12 property partnerships (the "CAPREIT Tera" investment). As a result of the CAPREIT Tera investment, the Company owns a 35% general partnership interest in the 12 property partnerships.

     At December 31, 2002 and 2001, the Company's investment in CAPREIT Tera totaled ($1.3) million and $1.7 million, respectively.

     In 2002, the Company invested $70.7 million to acquire a 35% general partnership interest in 20 CAPREIT property partnerships and 4 related swap partnerships (the "CAPREIT 3M" investment). The Company's liquidation percentage in CAPREIT 3M is 30%.

     At December 31, 2002, the Company's investment in CAPREIT 3M totaled $70.6 million.

Tax Credit Equity Funds: Limited Partner Investments in Real Estate Operating Partnerships

     The Company's limited partner investments typically represent a 99% interest in the partnership. The 1% general partner interest is owned by the developer of the property (see further discussion in Note 1).

     At December 31, 2002 and 2001, the Company's limited partner investments in real estate operating partnerships totaled $30.8 million and $3.8 million, respectively.

Tax Credit Equity Funds: General Partner Interests

     The Company is also the general partner in the syndicated low-income housing tax credit funds which it originates. The Company's general partner interests represent a one percent or less interest in each such fund.

     At December 31, 2002 and 2001, the Company's general partner interests in syndicated low-income housing tax credit funds totaled ($0.1) million.

NOTE 5 - RESIDUAL INTERESTS IN BOND SECURITIZATIONS

     At December 31, 2002 and 2001, the Company's residual interests in bond securitizations are investments in Residual Interest Tax-Exempt Securities Receipts ("RITESSM"). The following table provides certain information with respect to the residual interests in bond securitizations held by the Company at December 31, 2002 and 2001.


(000s)                                              December 31, 2002
                   ---------------------------------------------------------------------------------------
                                                                               Fair Value (1)
                      Face        Amortized     Unrealized     -------------------------------------------
                     Amount          Cost       Gain (Loss)       Assets      Liabilities (2)     Net
                   ------------   -----------   ------------   -------------  -------------   ------------

Total RITESSM(3)     $    334       $ 3,639       $  5,953       $  11,039      $  (1,447)      $  9,592
                   ============   ===========   ============   =============  =============   ============

                                                    December 31, 2001
                   ---------------------------------------------------------------------------------------
                                                                               Fair Value (1)
                      Face        Amortized     Unrealized     -------------------------------------------
                     Amount          Cost       Gain (Loss)       Assets      Liabilities (2)     Net
                   ------------   -----------   ------------   -------------  ----------------------------

Total RITESSM(3)     $  5,700       $ 6,347       $ (1,031)      $  13,295      $  (7,979)      $  5,316
                   ============   ===========   ============   =============  =============   ============

(1) The amounts disclosed represent the fair values of all the Company's investments in residual interests in bond securitizations at the reporting date.
(2) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.
(3)  The amount of  outstanding  P-FloatsSM,  which are senior to the  Company's
     RITESSM investments and which are not reflected in the Company's balance sheet, was $177.8 million and $334.2 million at December 31, 2002 and 2001, respectively.

     In 2002, the Company structured three transactions whereby Merrill Lynch bought bonds from third parties with a face amount of $25.3 million. The Company purchased RITESSM interests with a face value of $15,000 for $1.6 million in 2002 related to these transactions. The Company did not recognize any origination fees on these structured transactions. The Company sold a $1.3 million and a $3.2 million RITESSM interest for gains totaling $2.0 million.

     In 2001, the Company structured five transactions whereby Merrill Lynch bought bonds from third parties with a face amount of $79.2 million. The Company purchased RITESSM interests with a face value of $1.3 million for $0.2 million in 2001 related to these transactions. The Company recognized $0.7 million in origination fees on these structured transactions. There were no sales of RITESSM in 2001 that resulted in significant capital gains or losses.

RITESSM Valuation Analysis

     The fair value of a RITESSM investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATsSM face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company's RITESSM investments. In addition, the RITESSM investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

     At December 31, 2002 and 2001, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITESSM would have the following impact:


(In thousands)                                           2002            2001
--------------                                           ----            ----
Fair value of retained interests, net                  $9,592          $5,316
Residual cash flows discount rate (annual rate)   3.8% - 8.1%     4.5%- 12.9%
Impact on fair value of 10% adverse change             $9,108         $22,821
Impact on fair value of 20% adverse change            $17,444         $43,783


     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.

NOTE 6 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     The following table provides certain information with respect to the derivative financial instruments held by the Company at December 31, 2002 and 2001.


                                                  December 31, 2002                              December 31, 2001
                                   --------------------------------------------  ---------------------------------------------
                                      Notional              Fair Value (2)          Notional               Fair Value (2)
                                     Amount (1)        Assets      Liabilities(3)  Amount (1)        Assets      Liabilities (3)
                                   --------------  -------------  -------------  --------------  -------------- --------------
Interest rate swap agreements          $ 349,810       $ 18,762      $ (49,359)      $ 422,230         $ 2,912      $ (18,646)
Put option agreements                     98,539              -              -         107,275               -              -
                                                   -------------  -------------                  -------------- --------------

Total investment in derivative financial instruments   $ 18,762      $ (49,359)                        $ 2,912      $ (18,646)
                                                   =============  =============                  ============== ==============

(1) For the interest rate swap agreements, notional amount represents total amount of the Company's interest rate swap contracts ($598,415 and $650,335 as of December 31, 2002 and December 31, 2001, respectively) less the total amount of the Company's reverse interest rate swap contracts ($248,605 and $228,105 as of December 31, 2002 and December 31, 2001, respectively). For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.
(2) The amounts disclosed represent the net fair values of all the Company's derivatives at the reporting date.
(3) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

Interest rate swaps

     The Company enters into interest rate swap agreements to reduce its exposure to interest rate risk as more fully discussed in Note 1. From time to time, the Company may terminate interest rate swap agreements or enter into interest rate swap contracts that offset certain of the Company's existing swaps ("reverse interest rate swaps"). The Company may do this for a number of reasons, including in conjunction with converting portions of the Company's short-term floating rate debt to longer-term, fixed-rate facilities.

     Under the interest rate swap agreements, the Company is obligated to pay the counterparty a fixed rate. In return, the counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Under the reverse interest rate swap agreements, the counterparty is obligated to pay the Company a fixed rate. In return, the Company will pay the counterparty a floating rate equivalent to the BMA Municipal Swap Index. Net swap payments received, if any, are taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains or losses upon the termination of an interest rate swap contract. The average BMA rate for 2002, 2001 and 2000 was approximately 1.38%, 2.63% and 4.14%, respectively.

Put Options

     The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). The Company had six and four put options with a fair value of zero at December 31, 2002 and 2001, respectively. The Company's aggregate obligation under these put options was $98.5 million and $107.3 million at December 31, 2002 and 2001, respectively. The Company received $0.9 million, $1.0 million, and $1.2 million in income from put options in 2002, 2001 and 2000, respectively.

NOTE 7 - RESTRICTED ASSETS

     Under the terms of the Company's interest rate swap agreements with counterparties, the Company is required to maintain cash deposits ("margin call deposits"). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company's outstanding swap obligations to any one counterparty is greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts. At December 31, 2002 and 2001, the balances in the Company's margin call deposit accounts were $26.0 million and $15.1 million, respectively.

     Under the terms of the Company's investment in CAPREIT (see Note 4), the Company is required to post either bond collateral or cash collateral for the CAPREIT total return swaps. At December 31, 2002, the Company had posted $4.0 million in cash collateral.

     As discussed in Notes 1 and 2, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. From time to time, the Company may also post cash collateral to this pool. At December 31, 2002, the Company had posted $8.7 million in cash collateral. The Company did not have any cash posted to the pool at December 31, 2001.

     In conjunction with a guarantee provided by the Company related to the sale of certain taxable notes in December 1998 and March 1999, the Company deposited $1.3 million in cash in an account with a counterparty. This money serves as collateral for the Company's obligation under the guarantee; however, the Company's obligation under the guarantee is not limited to this deposit. In the event that any of the properties cannot fund their payments on the loan, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the loans are fulfilled. The Company does not believe it will have to perform under the guarantee. As of December 31, 2002 and 2001, the balance of this cash, including interest earned, was $1.4 million.

NOTE 8 - MORTGAGE SERVICING RIGHTS

     At  December  31,  2002 and 2001,  the  Company  had  capitalized  mortgage servicing rights with a carrying value of $10.9 million and $9.0 million, respectively, net of accumulated amortization of $3.0 million and $1.7 million, respectively. The December 31, 2002 balance of $10.9 million represents $11.0 million in mortgage servicing right assets offset by $0.1 million in mortgage servicing rights liabilities (included in other liabilities). The December 31, 2001 balance of $9.0 million represents $9.2 million in mortgage servicing right assets offset by $0.2 million in mortgage servicing rights liabilities. The following table shows the activity for the years ended December 31, 2002 and 2001.

(In thousands)
Balance, December 31, 2000                                     $6,776
Capitalized mortgage servicing rights                           3,168
Amortization                                                    (936)
Valuation allowance                                                 -
                                                            ----------
Balance, December 31, 2001                                     $9,008
Capitalized mortgage servicing rights                           3,167
Amortization                                                  (1,314)
Valuation allowance                                                 -
                                                            ----------
Balance, December 31, 2002                                    $10,861
                                                            ==========

     At December 31, 2002 and 2001, the fair value of the mortgage servicing rights approximated the carrying amount. The fair value of the mortgage servicing rights was estimated by discounting estimated net servicing income over the future life of the related loan using a market discount rate. The market discount rate was estimated to be 12% at December 31, 2002 and 2001, respectively. The estimated lives of the loans were determined by considering yield maintenance periods and contractual prepayment penalties, if any. Credit losses were estimated to be zero based on historical performance of the underlying loans.

NOTE 9 - NOTES PAYABLE AND DEBT

     The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and
(4) warehouse permanent loans before they are purchased by Fannie Mae. The Company's short and long-term debt relates to securitization transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at December 31, 2002 and 2001.


                                                                                     December 31,
                                                                         ------------------------------------
(000s)                                              Total of Facilities        2002              2001
Short-term notes payable                                      N/A           $      126,410    $      159,390
Lines of credit  - unaffiliated entities              $   154,000                  110,821           111,554
Lines of credit - affiliated entities                 $   240,000                   89,053            72,777
Short-term debt                                               N/A                  219,945            78,560
Other                                                         N/A                        -               312
                                                                         ------------------------------------
Total short-term notes payable and debt                                            546,229           422,593
                                                                         ------------------------------------

Long-term notes payable                                       N/A                  124,640            76,030
Long-term debt                                                N/A                  147,357           134,881
                                                                         ------------------------------------
Total long-term notes payable and debt                                             271,997           210,911
                                                                         ------------------------------------

Total notes payable and debt                                                $      818,226    $      633,504
                                                                         ====================================

     Long-term   notes   payable   consists  of  amounts   borrowed  to  finance
construction lending activities. These amounts mature at various times through 2005. Interest rates on long-term notes payable range from 4.50% to 6.96%.

     Long-term debt consists of amounts related to securitization transactions recorded as borrowings. These amounts mature at various times through 2042. Interest rates on long-term debt range from 4.35% to 12.00%.

Annual maturities of notes payable and debt are as follows:



(000s)
2003                        $   546,229
2004                             99,206
2005                             37,673
2006                             68,924
2007                                868
Thereafter                       65,326
                          --------------
Total                       $   818,226
                          ==============

     The weighted average interest rate on notes payable and debt due in one year was 3.90% and 5.45% at December 31, 2002 and 2001, respectively.

Covenant Compliance

     Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, collateral and other terms and conditions. The Company is in compliance with its debt covenants at December 31, 2002.

NOTE 10 - INCOME TAXES

     Certain subsidiaries of MuniMae are corporations and are therefore subject to federal and state income taxes. The following table summarizes the provision for income taxes at December 31, 2002, 2001 and 2000:

     (000s)
     Federal income tax expense:          2002           2001            2000
                                       --------        --------       --------
         Current                        $  422         $  862         $ 1,177
         Deferred                          625            175             536
     State income tax expense:
         Current                           305            250             201
         Deferred                          132             96              92
                                       --------        --------       --------
     Total                              $1,484         $1,383         $ 2,006
                                       ========        ========       ========

     During 2002, 2001, and 2000 the Company recognized approximately $583,000, $367,000 and zero, respectively, of benefits for deductions associated with the exercise of employee stock options and vesting of deferred shares. These benefits were added directly to capital surplus, and are not reflected in income tax expense on the income statement.

     The    of the difference between the effective income tax rate
and the statutory federal income tax rate, as applied to the income of the Company's subsidiaries, which are subject to federal and state taxes, is as follows for the years ended December 31, 2002, 2001 and 2000:


                                                         2002            2001           2000
                                                       --------        --------       --------
Provision for income  taxes computed using the
statutory federal income tax rate                       34.0%           34.0%           34.0%
State income taxes, net of federal tax effect            9.2             7.9             6.5
Goodwill amortization                                   (2.4)           16.4             9.3
Difference in deferred share expense                       -               -            (1.1)
Minority interest                                        1.3             2.9               -
Tax credits                                             (3.7)          (21.9)              -
Other                                                   (1.0)            2.3             0.7
                                                       --------        --------       --------
Provision for income taxes                              37.4%           41.6 %          49.4%
                                                       ========        ========       ========


     Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows at December 31, 2002 and 2001:


(000s)                                                  2002           2001
                                                      --------       --------
 Deferred tax assets:
    Tax credit carryover                             $   529       $    383
     Rental expenses                                       52             68
     Mortgage servicing rights                             56             58
     Equity investment market value adjustment            546              -
     Deferred origination fees                            155              -
     Other                                                110            140
                                                     --------       --------
Total deferred tax assets                             $ 1,448          $ 649
                                                     ========       ========
Deferred tax liabilities:
     Depreciable assets                                 $ 939          $  35
     Mortgage servicing rights                          4,143          3,448
     Deferred loan fees                                    42             85
     Other                                                 90             90
                                                     --------       --------
Total deferred tax liabilities                        $ 5,214        $ 3,658
                                                     ========       ========


     At December 31, 2002 and 2001, the Company had an unused low-income housing tax credit carryforward for federal income tax purposes of approximately
$529,000 and $383,000, respectively, which expires in 2016. This credit is subject to recapture based upon a qualifying disposition. The Company has a qualified disposition bond to avoid the recapture provisions. Additionally, at December 31, 2002 and 2001, a component of other deferred tax assets is a charitable contribution carryforward of approximately $422,000 and $328,000, respectively, which expires in 2006.

NOTE 11 - GUARANTEES, COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company has entered into non-cancelable operating leases for office space and equipment, as well as software hosting agreements for various information systems initiatives. These leases expire on various dates through 2009. Rental expense was approximately $2.1 million, $1.4 million, and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the minimum aggregate rental commitments are as follows:



  (000s)       Operating Leases
             ---------------------
   2003         $           2,241
   2004                     1,458
   2005                     1,201
   2006                       267
   2007                        28
Thereafter                     52
             ---------------------
  Total         $           5,247
             =====================

Unfunded Loan Commitments

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2002 and 2001, the aggregate unfunded commitments totaled approximately $293.4 million and $137.6 million, respectively. The Company has unfunded commitments from investors in a like amount. The commitments are not reflected in the financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.

Unfunded Equity Commitments

     As the limited partner in real estate operating partnerships, the Company has committed to extend equity to real estate operating partnerships in accordance with the partnership documents. At December 31, 2002 and 2001, the aggregate unfunded commitments totaled approximately $74.5 million and zero, respectively. The Company typically owns these partnership interests for three to nine months before they are transferred to a syndicated low-income housing tax credit fund.

Fannie Mae Participation Strips

     As of December 31, 2002 and 2001, the Company owned interest-only securities resulting from participations in a percentage of interest received on mortgage loans sold to Fannie Mae with a fair value of $5.8 million and $5.5 million, respectively. The Company has entered into an agreement to pay the income received from these assets to the Group Trust; therefore, a corresponding liability is reflected on the balance sheet in other liabilities.

Guarantees

     The Company's maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The Company recognizes contingent liabilities on guarantees when the losses are probable and can be reasonably estimated.

     The following table summarizes the Company's guarantees by type at December 31, 2002.


(in millions)                                                             December 31, 2002
                                             -------------------------------------------------------------------------------------
                                              Maximum       Carrying
             Guarantee              Note      Exposure       Amount                 Supporting Collateral
---------------------------------- -------   -----------   ----------   ----------------------------------------------------------
Loss-Sharing Agreements with
  Fannie Mae and GNMA                (1)      $   162.1    $       -   $4.9 million Letter of Credit pledged

Bank Line of Credit Guarantees       (2)          182.0            -   Investment in partnership and loans totaling $153.6 million

Tax Credit Related Guarantees        (3)           42.8          0.1   None

Other Financial/Payment Guarantees   (4)          414.3          1.8   None

Put Options                          (5)          101.6            -   $30 million of loans and tax exempt bonds

Letter of Credit Guarantees          (6)           25.9            -   None

Indemnification Contracts            (7)           12.7            -   None
                                             -----------   ----------
                                              $   941.4    $     1.9
                                             ===========   ==========


Notes:
(1) As a Fannie Mae DUS lender and GNMA loan servicer, MFH may share in losses relating to under performing real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by MFH and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, MFH may be required to make servicing advances to Fannie Mae. Also, MFH may participate in a deficiency after foreclosure on DUS and GNMA loans. As a DUS lender, MFH must maintain a minimum net worth and collateral with a custodian. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 30 years.
(2) The Company, or its subsidiaries, provides payment or performance guarantees for certain borrowings under line of credit facilities with a term of 1 year or less.
(3) The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.
(4) The Company, or its subsidiaries, has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company's investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.
(5) The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates between February 26, 2003 and April 1, 2007.
(6) The Company, or its subsidiaries, provide a guarantee of the repayment on losses incurred under letters of credit issued by third parties or provide a guarantee to provide substitute letters of credits at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2003 and September 1, 2017.
(7) The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time; the actual exposure amount could vary significantly.

NOTE 12 - PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC ("TE Bond Sub"). TE Bond Sub sold Series A, Series B and Series A-1 and Series B-1 Cumulative Preferred Shares (collectively, the "TE Bond Sub Preferred Shares") to institutional investors in May 1999, June 2000 and October 2001, respectively. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. As a result, the assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The Company's common equity interest in TE Bond Sub was $271.4 million and $268.4 million at December 31, 2002 and 2001, respectively. The common equity interest in TE Bond Sub held by MuniMae is subject to the claims of the creditors of MuniMae and in certain circumstances could be foreclosed.

     The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of the issuing company, TE Bond Sub, after payment of distributions to the Series A and Series A-1 Preferred Shares. The Series B-1 Shares are equal in priority of payment to the Series B Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company. Cash distributions on the TE Bond Sub Preferred Shares are paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates as indicated in the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the TE Bond Sub Preferred Shares.


                                   Series A             Series A-1              Series B              Series B-1
                               Preferred Shares      Preferred Shares       Preferred Shares       Preferred Shares
                               ----------------      ----------------       ----------------       ----------------
Issue date                       May 27, 1999        October 9, 2001          June 2, 2000          October 9, 2001
Number of shares                      42                    8                      30                      4
Par amount per share              $2,000,000            $2,000,000             $2,000,000             $2,000,000
Dividend rate                       6.875%                6.30%                  7.75%                   6.80%
First remarketing date          June 30, 2009         June 30, 2009         November 1, 2010       November 1, 2010
Mandatory tender date           June 30, 2009         June 30, 2009         November 1, 2010       November 1, 2010
Redemption date                 June 30, 2049         June 30, 2049          June 30, 2050           June 30, 2050


     The following table reflects the composition of the TE Bond Sub Preferred Shareholders' equity in TE Bond Sub.

(000s)                                          Series A      Series A-1      Series B      Series B-1       Total
                                              -------------  -------------  -------------  ------------  --------------
Balance, January 1, 2000                       $    80,159    $         -     $        -    $        -    $     80,159
Issuance of preferred shares                             -              -         57,604             -          57,604
Income allocable to preferred shares                 5,775              -          2,700             -           8,475
Distributions                                       (5,874)             -         (2,700)            -          (8,574)
                                              -------------  -------------  -------------  ------------  --------------
Balance, December 31, 2000                          80,060              -         57,604             -         137,664
Offering costs adjustment                                -              -             (9)            -              (9)
Issuance of preferred shares                             -         15,206              -         7,604          22,810
Income allocable to preferred shares                 5,775            230          4,650           124          10,779
Distributions                                       (5,775)          (230)        (4,650)         (124)        (10,779)
                                              -------------  -------------  -------------  ------------  --------------
Balance, December 31, 2001                          80,060         15,206         57,595         7,604         160,465
Income allocable to preferred shares                 5,775          1,008          4,650           544          11,977
Distributions                                       (5,775)        (1,008)        (4,650)         (544)        (11,977)
                                              -------------  -------------  -------------  ------------  --------------
Balance, December 31, 2002                     $    80,060    $    15,206     $   57,595    $    7,604    $    160,465
                                              =============  =============  =============  ============  ==============

NOTE 13 - SHAREHOLDERS' EQUITY

     Prior to March 2002, the Company had four types of shares: preferred shares, preferred capital distribution shares ("preferred cd shares"), term growth shares and common shares. The Company's preferred shares, preferred cd shares, term growth shares and common shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of the Company's Operating Agreement. The Company was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in the Company's Operating Agreement. The Company was required to distribute to the holders of term growth shares 2.0% of the net cash flow after payment of distributions to holders of preferred shares and preferred cd shares. The balance of the Company's cash flow was available for distribution to holders of common shares.

     The Company's Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal. The Company was required to redeem the preferred shares and preferred cd shares within six months of the occurrence of a redemption event.

     A portion of the bonds attributable to preferred shares and preferred cd shares reached par value in December 2000. As a result, in June 2001, the Company redeemed a portion of the preferred and preferred cd shares. The remaining bonds attributable to the preferred shares and preferred cd shares were either paid off, sold and/or reached par value from September 2001 through January 2002. As a result, in March 2002, the Company redeemed the remaining preferred shares and preferred cd shares. The Operating Agreement required that the term growth shares be redeemed after the last preferred share is redeemed. As a result, the term growth shares, which had no residual value, were also redeemed in 2002.

     Subsequent to March 2002, the common shares are the Company's only outstanding shares. As of December 31, 2002, it is the Company's policy to distribute to the holders of the common shares at least 80% of cash available for distribution. The common shares have no par value. At December 31, 2002, 29,083,599 common shares were authorized.

     On February 8, 2002, the Company sold to the public 3.0 million common shares at a price of $24.70 per share and granted the underwriters an option to purchase up to an aggregate of 450,000 common shares to cover over-allotments at the same price. Net proceeds on the 3.0 million shares approximated $70.5 million. On February 15, 2002, the underwriters exercised their option to purchase 300,000 common shares generating net proceeds of approximately $7.1 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Earnings per Share

     A single presentation of basic earnings per share ("EPS") is presented for preferred shares and preferred cd shares because there were no potentially dilutive shares outstanding during the periods presented. EPS for preferred shares and preferred cd shares is calculated by dividing net income allocable to the shares by the weighted average number of shares outstanding.

     A dual presentation of basic and diluted EPS is presented for common shares. Basic EPS is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding. The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the preferred shares and preferred cd shares had been converted to common shares. Accordingly, the numerator is adjusted to add back the income allocable to the preferred, preferred cd, and term growth shares, which would have been allocated to common shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The tables at the end of this note reconcile the numerators and denominators in the basic and diluted EPS calculations for 2002, 2001 and 2000.

     At December 31, 2000 options to purchase 12,500 common shares were not included in the computation of diluted EPS because the options' exercise prices were greater than the average price of the common shares for the period.


                                                            Municipal Mortgage & Equity, LLC
                                                         Reconciliation of Basic and Diluted EPS

                                    For the year ended December 31, 2002       For the year ended December 31, 2001
                                     Income         Shares      Per Share       Income        Shares      Per Share
                                   (Numerator)   (Denominator)   Amount       (Numerator)  (Denominator)     Amount
                                   -----------   -------------  ---------     -----------  -------------  ----------

(In thousands, except share and per share data)

Basic EPS
Income allocable to
  common shares                    $   28,796      24,904,437   $    1.16     $    23,847    21,204,209   $     1.12
                                                                =========                                 ==========

Effect of Dilutive Securities

Options and deferred shares                -          447,594                           -       496,450

Earnings contingency                       -          121,784                           -        69,266

Convertible preferred shares
   to the extent dilutive                  -                -                           3        34,261
                                   ----------    -------------                -----------  -------------

Diluted EPS

Income allocable to common
  shares plus assumed conversions  $   28,796      25,473,815   $    1.13     $    23,850    21,804,186   $     1.09
                                   ==========    =============  =========     ===========  =============  ==========


                          Municipal Mortgage & Equity, LLC
                       Reconciliation of Basic and Diluted EPS

                                      For the year ended December 31, 2000
                                       Income         Shares      Per Share
                                     (Numerator)   (Denominator)   Amount
                                     -----------   -------------  ---------

(In thousands, except share and per share data)

Basic EPS
Income allocable to
  common shares                      $   29,076      17,459,829   $    1.67
                                                                  =========

Effect of Dilutive Securities

Options and deferred shares                   -         408,560

Earnings contingency                          -          39,216

Convertible preferred shares
   to the extent dilutive                   309         180,761
                                     ----------    -------------

Diluted EPS

Income allocable to common
  shares plus assumed conversions    $   29,385      18,088,366   $    1.62
                                     ==========    =============  =========

NOTE 14 - RELATED PARTY TRANSACTIONS

Pension Fund Advisory Business

     The Company has established relationships with pension funds through the Group Trust and MMER. The Group Trust was established by a group of pension funds for the purpose of investing in income-producing real estate investments. The Group Trust provides loans and lines of credit to finance a variety of the Company's loan products. MMER is a Maryland real estate investment trust established by the same pension funds that participate in the Group Trust, plus one other pension fund. MMER provides the Company short-term lines of credit to finance the Company's lending activities, in addition to investing in income-producing real estate partnerships. MFH is the investment manager for the Group Trust and MMER and receives advisory fees for these services. Furthermore, MFH earns origination fees on the placement of permanent loans with the Group Trust. MFH also earns origination fees on the placement of equity interests in real estate partnerships with MMER. The Company's fees earned from the Group Trust for the years ended December 31, 2002, 2001, and 2000 were $2.5 million, $2.0 million and $1.0 million, respectively. The Company's fees earned from MMER for the years ended December 31, 2002, 2001 and 2000 were $1.6 million, $1.4 million and zero, respectively.

     As of December 31, 2002, the Company had $89.1 million outstanding on its credit lines with the Group Trust and MMER. The Group Trust loans outstanding to various subsidiaries of the Company totaled $128.2 million. For the years ended December 31, 2002, 2001 and 2000, the Company recorded interest expense on these borrowing arrangements of $12.0 million, $11.3 million, and $13.0 million, respectively.

     The Group Trust and MMER engage in business transactions exclusively with the Company. Four of the five trustees of the Group Trust (Mr. Michael L. Falcone, the Company's President and Chief Operating Officer, Mr. Robert J. Banks, the Company's Vice Chairman, Mr. Keith J. Gloeckl, the Company's Chief Investment Officer, and Mr. Gary A. Mentesana, the Company's Chief Capital Officer) are officers of the Company. In addition, three of the six trustees of MMER (Messrs. Falcone, Banks and Gloeckl) are Company officers. These officers are not paid for Group Trust or MMER service. The Group Trust and MMER are deemed to be affiliates of the Company.

The Shelter Group

     Mr. Mark K. Joseph, the Company's Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Development Holdings, Inc. ("Shelter Holdings"), which owns a minority interest in Shelter Development, LLC and Shelter Properties, LLC (collectively, the "Shelter Group"), engages in real estate development and provides property management services to a wide variety of commercial and residential properties. One of the Shelter Group companies provides property management functions for a number of properties that serve as collateral for the Company's bond investments. Mr. Falcone had an ownership interest in and was a board member of this entity until he relinquished these positions in 2000.

     The Shelter Group receives fees pursuant to management contracts for properties which it manages. During 2002, 2001 and 2000, the Shelter Group had 10, 10, and 12, respectively, property management contracts for properties that collateralize the Company's investments with fees at or below market rates. During the years ended December 31, 2002, 2001 and 2000, these fees approximated $1.1 million, $1.1 million, and $1.3 million, respectively. In addition, the Shelter Group is the general partner in a real estate operating partnership that the Company held a limited partner interest in at December 31, 2002. As of December 31, 2002, the Company had invested $1.0 million in the property, and the Shelter Group had received $58,063 in developer fees.

     Each affiliate property management contract is presented to the independent members of the Company's Board of Directors for approval with information documenting the comparability of the proposed fees to those in the market area of the property. Mr. Joseph has agreed to abstain from any involvement, as a partner in the Shelter Group, in the structuring or review of any contracts or transactions between the Shelter Group and the Company. He has likewise agreed to excuse himself from review or involvement, as an officer or director of the Company, in contracts and transactions involving the Shelter Group. The Company's Board of Directors has approved all contracts and transactions involving the Shelter Group and conducts an annual review of all property management contracts between the Shelter Group and any properties that collateralize the Company's investments.

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

     Following the transfer of the property's deed to an affiliated entity, that entity controls the collateral for certain investments held by the Company. These affiliated entities are controlled by or are managed by certain officers of the Company. The following table outlines these affiliate relationships at December 31, 2002:


                                           Number of Properties Owned      Carrying Value of Company's
Affiliate Entity                            (directly or indirectly)     Investment at December 31, 2002
----------------                            ------------------------     -------------------------------
SCA Successor, Inc. (1)                                4                           $ 53,563,000
SCA Successor II, Inc. (1)                            12                             51,788,000
MMA Affordable Housing Corporation (2)                 2                             47,734,000
MuniMae Foundation, Inc. (3) /
MMA Successor I, Inc. (1)                              3                             12,035,000
                                                      ---                          ------------
Total                                                 21                           $165,120,000
                                                      ===                          ============


(1) These corporations are general partners of the operating partnerships whose property collateralizes the Company's investments. Mr. Joseph controls the general partners of these operating partnerships and is a limited partner in eight of these partnerships. Mr. Falcone and Mr. William S. Harrison, the Company's Chief Financial Officer and Senior Vice President, serve as officers and directors of one such general partner. Ms. Angela A. Barone, the Company's Vice President of Finance and Budgeting, serves as a director in one such general partner.
(2) MMA Affordable Housing Corporation ("MMAHC") is a 501(c)(3) non-profit entity organized to provide charitable donations on behalf of the Company. Mr. Joseph is the Chairman and one of five directors of the MMAHC. Mr. Falcone, Mr. Harrison, Mr. Gary A. Mentesana, the Company's Chief Capital Officer, and Mr. Earl W. Cole, III, Senior Vice President of the Company, are also officers and directors of MMAHC.
(3)  MuniMae  Foundation  Inc.,  is a private  non-profit  entity  organized  to provide charitable donations on behalf of the Company. Mr. Joseph is the Chairman and one of four directors of the MuniMae Foundation. Mr. Falcone and Mr. Mentesana are also officers and directors of the MuniMae Foundation.

     The officers of the Company who serve as directors or officers of the affiliated entities listed above are neither compensated for their services as officer or director thereof, nor derive any other economic benefit from those entities except for Mr. Joseph, who controls SCA Successor I, Inc., SCA Successor II, Inc. and MMA Successor I, Inc.

     Such entities could have interests that do not fully coincide with, or even are adverse to, the interests of the Company. Such entities could choose to act in accordance with their own interests, which could adversely affect the Company. Among the actions such entities could take might be selling a property, thereby causing a redemption event, at a time and under circumstances that would not be advantageous to the Company.

Other Relationships

     The Company leases office space from an affiliate. Mr. Joseph and a member of the Company's Board of Directors have ownership interests in the partnership that leases the office space to the Company. For the years ended December 31, 2002, 2001 and 2000, the Company paid $230,000, $208,000 and $178,000, respectively, in rental lease payments under the related lease agreements. These lease agreements with an affiliate were negotiated at market rate.

     Mr. Banks and Mr. Gloeckl hold limited partnership interests in various limited partnerships that function as the general partner of certain syndicated low-income housing tax credit funds. The Company is the general partner in these limited partnerships. The limited partnerships are as follows: Midland Equity IV LP, Midland Equity V LP, Midland Equity VI LP, Midland Equity VII LP, Midland Equity VIII LP, Midland Equity IX LP and Midland Equity X LP. Mr. Banks and Mr. Gloeckl are also invested in Midland Tax Credit Investors Partnership, which is a general partnership that invests as a limited partner in certain syndicated low-income tax credit funds.

     Mr. Banks and Mr. Gloeckl own shares in three corporations that are invested in real estate operating partnerships as the general partner. In addition, Mr. Banks and Mr. Gloeckl are directly invested in a real estate operating partnership as the general partner with Mr. Gloeckl acting as the managing general partner. All four of the real estate operating partnerships are involved in equity transactions with certain of the Company's low-income housing tax credit funds.

     Until 2002, the Company owned a 75% interest in Whitehawk Capital, LLC and Whitehawk Capital IV, LLC (collectively, "Whitehawk"). Mr. Charles M. Pinckney and Mr. Mark S. Begeny, employees of Whitehawk, owned the remaining 25%. During 2002, the Company purchased the remaining 25% interest in Whitehawk from Mr. Pinckney and Mr. Begeny for a total purchase price of $1.2 million ($1.1 million in cash and $0.1 million in common shares of the Company). Subsequent to the purchase of the 25% interest in Whitehawk, Mr. Pinckney and Mr. Begeny became employees of the Company. In addition, each of Mr. Pinckney and Mr. Begeny receives $32,500 per year through 2010 from the Company for deferred consulting fees earned prior to becoming employees of the Company.

     In conjunction with the sale of certain taxable notes in 1998 and 1999, the Company provided a guarantee on behalf of 11 operating partnerships for the full and punctual payment of interest and principal due under the taxable notes. These taxable notes have a face amount of $16.2 million at December 31, 2002. Mr. Joseph controls the general partners of these operating partnerships. The Company's obligation under this guarantee is included in the summary of the Company's guarantees in Note 11.

     Shelter Development Holdings, Inc. (the "Special Shareholder") is personally liable for the obligations and liabilities of the Company. Mr. Joseph controls and is an officer of the Special Shareholder. In the event that a business combination or change in control occurs, and the Special Shareholder does not approve of such transaction, the Special Shareholder has the right to terminate its status as the Special Shareholder. In the event of such termination, the Company would be obligated to pay the Special Shareholder $1.0 million.

     In 2000 and 2001, prior to his employment with the Company, Mr. William S. Harrison, Senior Vice President and Chief Financial Officer of the Company, provided consulting services to the Company through a corporation wholly owned by Mr. Harrison. The Company paid approximately $31,000 and $79,000 in 2001 and 2000, respectively, for these services.

     A member of the Company's Board of Directors is the managing general partner of the law firm of Gallagher, Evelius and Jones LLP ("GEJ"), which provides corporate and real estate legal services to the Company. For the year ended December 31, 2002, $1.2 million in legal fees to GEJ was generated by transactions structured by the Company, of which $0.8 million was directly incurred by the Company. The total amount of $1.2 million represented 8% of GEJ's total revenues for 2002. For the year ended December 31, 2001, $1.6 million in legal fees to GEJ was generated by transactions structured by the Company, of which $1.0 million was directly incurred by the Company. The total amount of $1.6 million represented 12.6% of GEJ's total revenues for 2001.

     Until the redemption of the term growth shares in 2002 (see Note 13), an affiliate of Merrill Lynch owned 1,250 term growth shares of the Company. The Company may from time to time enter into various investment banking, financial advisory and other commercial services with Merrill Lynch for which Merrill Lynch receives and will receive customary compensation. The Company also enters into various RITESSM and interest rate swap transactions with Merrill Lynch on terms generally available in the marketplace.

     The Company is the general partner in various partnerships that provide low-income tax credits for investors. The Company sells the limited partner interests in these partnerships to third party investors. In addition, the Company may provide certain performance guarantees on the underlying properties owned by the partnerships (see Note 11). The Company receives asset management fees from these partnerships. For the year ended December 31, 2002, 2001, and 2000, the Company earned $3.0 million, $2.4 million and $1.9 million in asset management fees, respectively.

     For the year ended December 31, 2001, the Company made a $600,000 charitable contribution to MMA Affordable Housing Corporation.

NOTE 15 - NON-EMPLOYEE DIRECTORS' SHARE PLANS AND EMPLOYEE SHARE INCENTIVE PLANS

Non-Employee Directors' Share Plans

     At December 31, 2002, the total number of shares authorized to be granted under the non-employee directors' share plans was 250,000 shares. The non-employee directors' plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the directors' plans, an option to purchase 7,000 Common Shares is granted to each director when first elected or appointed to the Board of Directors and an option to purchase 5,000 common shares on the date of each annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Common Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. At December 31, 2002, 136,000 options were outstanding under the directors' plans with exercise prices of $14.875 to $24.74. The weighted average remaining contractual life for these outstanding options was 7.3 years at December 31, 2002. The following table summarizes the activity relating to options issued under the directors' plans for the years ended December 31, 2002, 2001 and 2000:


                                                            Number of        Weighted Average
                                                             Shares           Exercise Price
                                                         --------------   ---------------------

Options outstanding at January 1, 2000                          47,500           $       18.47

Granted                                                         30,000           $       19.75
Exercised                                                            -                       -
Expired                                                              -                       -
                                                         --------------
Options outstanding at December 31, 2000                        77,500           $       19.03
                                                         ==============

Granted                                                         30,000           $       23.51
Exercised                                                            -                       -
Expired                                                              -                       -
                                                         --------------
Options outstanding at December 31, 2001                       107,500           $       20.28
                                                         ==============

Granted                                                         30,000           $       24.74
Exercised                                                       (1,500)          $       19.38
Expired                                                              -                       -
                                                         --------------
Options outstanding at December 31, 2002                       136,000           $       21.28
                                                         ==============
Options exercisable at:
     December 31, 2000                                          47,500           $       18.58
     December 31, 2001                                          77,500           $       19.03
     December 31, 2002                                         106,000           $       20.29

     The directors' plans also entitle each director to elect to receive payment of director's fees in the form of Common Shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable are credited to the account of the director, and future distributions payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the Common Shares on the record date of the distribution payment. As of December 31, 2002, 6,408 Common Shares and 30,045 deferred shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 2002, there were 71,047 shares available under the directors' plans.

Employee Share Incentive Plans

     At December 31, 2002, 2,622,033 shares were authorized to be issued under the share incentive plans. The Company's share incentive plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company's performance and to promote ownership of a greater proprietary interest in the Company. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40% of the total reserved under the plans. As of December 31, 2002, there were 967,485 shares available under the plans.

Common Share Options
--------------------

     The exercise price of Common Share options granted under the plans is equal to 100% of the fair market value of the Common Shares on the date of grant. The options vest over three years. In the event of a change in control of the Company (as defined in the plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2002, 796,439 options were outstanding under the plans with exercise prices of $16.875 to $22.55. The weighted average remaining contractual life for these outstanding options was 5.8 years at December 31, 2002. The following table summarizes the activity relating to options issued under the plans for the years ended December 31, 2002, 2001 and 2000:


                                                    Number of       Weighted Average
                                                     Shares          Exercise Price
                                                  --------------   --------------------

Options outstanding at January 1, 2000                  709,304        $        17.24
Granted                                                 420,000        $        18.75
Exercised                                               (52,034)       $        17.20
Expired/Forfeited                                        (5,000)       $        19.00
                                                  --------------
Options outstanding at December 31, 2000              1,072,270        $        17.82
                                                  ==============
Granted                                                  75,000        $        22.35
Exercised                                              (147,800)       $        17.28
Expired/Forfeited                                        (2,500)       $        17.38
                                                  --------------
Options outstanding at December 31, 2001                996,970        $        18.25
                                                  ==============
Granted                                                       -                     -
Exercised                                              (190,531)       $        18.44
Expired/Forfeited                                       (10,000)       $        18.75
                                                  --------------
Options outstanding at December 31, 2002                796,439        $        18.19
                                                  ==============
Options exercisable at:
     December 31, 2000                                  615,103        $        17.16
     December 31, 2001                                  637,970        $        17.68
     December 31, 2002                                  622,389        $        17.91

Common Share Appreciation Rights
--------------------------------

     On November 11, 1997, 3,000 Common Share appreciation rights ("SARs") were awarded to certain employees under the plans. The exercise price of the SARs was equal to 100% of the fair market value of the Common Shares ($19 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from the date of grant. In the event of a change in control of the Company (as defined in the plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 2002, 3,000 SARs had vested.

Deferred Shares
---------------

     The Company granted 32,870, 63,050 and 93,500 deferred share awards with a total fair value of $0.8 million, $1.4 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The deferred shares vest over two to ten years, as outlined in the individual award agreements. The deferred share awards also provide for acceleration of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 2002, 276,922 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders' equity. Unearned compensation is being amortized into expense over the vesting period. For the years ended December 31, 2002, 2001 and 2000, the Company recognized compensation expense of $1.7 million, $1.4 million and $1.1 million, respectively, relating to the deferred shares.

NOTE 16 - SERVICING PORTFOLIO

Trust and Escrow Funds

     The Company maintains certain escrow accounts and trust accounts related to principal and interest payments and to escrow funds received but not yet remitted to investors or others on loans serviced by the Company. These accounts are segregated into special accounts and are excluded from the Company's assets and liabilities.

Loans and Bonds Serviced

     The Company serviced loans and bonds totaling $2.5 billion, $2.2 billion and $1.9 billion in outstanding principal at December 31, 2002, 2001 and 2000, respectively. The fees earned by the Company for servicing these loans are based on a percentage of the unpaid principal balance of the loans. These loans include approximately $752.6 million and $584.6 million in loans where the Company has a risk-sharing agreement with certain lenders at December 31, 2002 and 2001, respectively. Under the risk-sharing agreement, the Company is responsible for up to 20% of the loan loss on all the loans covered by the agreement. The Company monitors the loans in the servicing portfolio for potential losses. If the Company determines a loss is probable and can be reasonably estimated, a loss reserve is recorded through a charge to the income statement. At December 31, 2002 and 2001, management determined that no allowance for possible loan losses on the servicing portfolio was necessary. The Company will continue to evaluate the need for allowance for loan losses in the future as circumstances dictate.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are included in the table at the end of this note.

     The carrying amounts in the table correspond to amounts included in the accompanying balance sheets. The following methods or assumptions were used by the Company in estimating the fair values of financial statement instruments:

Cash and cash equivalents, investment in tax-exempt bonds and residual interests in bond securitizations - The carrying amounts reported in the balance sheet approximate the assets' fair value.

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

Other investments - The estimated fair value of other investments was calculated by discounting contractual cash flows adjusted for current prepayment estimates using a market discount rate.

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

Unfunded equity commitments - Fair value of unfunded equity commitments is equal to the total amount committed less the amount funded at the balance sheet date.

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

Limitations

     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no or limited markets exist for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.


Summary of Fair Values

(000s)                                               December 31, 2002          December 31, 2001
                                                  ------------------------   -------------------------
                                                   Carrying                    Carrying
                                                    Amount      Fair Value      Amount      Fair Value
                                                  -----------   ----------    -----------   ----------
Assets:
-------
Investment in tax-exempt bonds, net                $  770,345   $ 770,345      $ 616,460    $ 616,460
Loans receivable, net - fixed                         409,765     408,777        417,281      415,943
Loans receivable, net - adjustable                     51,683      48,207         22,750       22,750
Residual interests in bond securitizations             11,039      11,039         13,295       13,295
Investment in derivative financial instruments         18,762      18,762          2,912        2,912
Put options                                                 -           -              -            -
Cash and cash equivalents                              43,745      43,745         97,373       97,373
Restricted assets                                      40,318      40,318         16,710       16,710
Other investments                                       5,757       5,757          5,488        5,488
Mortgage servicing rights, net                         11,009      11,009          9,161        9,161

Liabilities:
------------
Notes payable - fixed                                 315,975     315,573        320,720      321,857
Notes payable - adjustable                            134,949     134,949         99,343       99,343
Residual interests in bond securitizations              1,447       1,447          7,979        7,979
Investment in derivative financial instruments         49,359      49,359         18,646       18,646

Off-Balance Sheet:
------------------
Commitments to extend credit                                -     290,132              -      146,970
Unfunded equity commitments                                 -      74,516              -            -

NOTE 18 - BUSINESS SEGMENT REPORTING

     In the fourth quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. In October 1999, as a result of the MFH acquisition, the Company restructured its operations into two business segments:
(1) an operating segment consisting of MFH and other subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in Note 1.

     The revenues associated with the investing segment consist primarily of interest earned on tax-exempt bonds, residual interests in bond securitizations, taxable loans and derivative financial instruments. The revenues associated with the operating segment consist primarily of loan servicing fees, loan origination fees, syndication fees, asset management fees, and advisory fees. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company's reportable segments are strategic business units that primarily generate different income streams and are managed separately.


                                                                Municipal Mortgage & Equity, LLC
                                                                        Segment Reporting
                                                                          (in thousands)

                                                            2002                                         2001
                                         -------------------------------------------------------- ----------------------------------
                                                                              Total                                        Total
                                         Investing  Operating  Adjustments Consolidated Investing Operating Adjustments Consolidated
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------
INCOME:
Interest on bonds and residual
 interests in bond securitizations       $  57,322  $  2,601   $       -   $   59,923   $ 50,732  $   2,711 $       -   $   53,443
Interest on loans                            3,326    31,569           -       34,895      2,798     30,542         -       33,340
Interest on short-term investments           1,030       225           -        1,255      2,045      1,036         -        3,081
Syndication fees                                 -     7,221           -        7,221          -      5,480         -        5,480
Origination fees                               750     8,976      (3,095)       6,631          -      7,271      (820)       6,451
Loan servicing fees                              -     6,823           -        6,823          -      6,982         -        6,982
Asset management and advisory fees               -     3,887           -        3,887          -      2,961         -        2,961
Other income                                 1,364     3,071           -        4,435          -      7,082         -        7,082
Net gain on sales                            1,537     7,021           -        8,558      2,339      5,883         -        8,222
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------
Total income                                65,329    71,394      (3,095)     133,628     57,914     69,948      (820)     127,042
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------
EXPENSES:
Interest expense                             9,106    27,490           -       36,596      6,053     24,643         -       30,696
Salaries and benefits                        2,082    20,596           -       22,678      1,996     19,385         -       21,381
General and administrative                   1,802     5,218           -        7,020        831      5,696         -        6,527
Professional fees                            1,367     3,593           -        4,960      1,094      4,407         -        5,501
Amortization of goodwill and
 mortgage servicing rights                       -     1,314           -        1,314          -      2,509         -        2,509
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------
Total expenses                              14,357    58,211           -       72,568      9,974     56,640         -       66,614

Net holding losses on derivatives          (14,863)        -           -      (14,863)    (5,572)         -         -       (5,572)
Impairments and valuation
 allowances related to investments
 (Notes 2 and 3)                              (730)        -           -         (730)         -     (3,256)        -       (3,256)
Losses from equity investments in
 partnerships                                    -    (3,057)          -       (3,057)         -     (1,279)        -       (1,279)
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------

Net income before income taxes,
 income allocated to preferred
 shareholders in a subsidiary
 company, and cumulative effect of
 accounting change                          35,379    10,126      (3,095)      42,410     42,368      8,773      (820)      50,321
Income tax expense                               -     1,484           -        1,484          -      1,383         -        1,383
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------

Net income before income
 allocated to preferred
 shareholders in a subsidiary
 company and cumulative effect of
 accounting change                          35,379     8,642      (3,095)      40,926     42,368      7,390      (820)     48,938
Income allocable to preferred
 shareholders in a subsidiary
 company (Note 12)                          11,977         -           -       11,977     10,779          -         -      10,779
                                         ---------  ---------  ----------- ------------ --------- --------- ----------- ------------

Net income before cumulative
 effect of accounting change                23,402     8,642      (3,095)      28,949     31,589      7,390      (820)      38,159

Cumulative effect on prior years of
 change in accounting for derivatives            -         -           -            -     12,277          -         -       12,277
                                         ---------- ---------  ----------- ------------ --------- --------- ----------- ------------
Net income                               $  23,402  $  8,642   $  (3,095)  $   28,949   $ 19,312  $   7,390 $    (820)  $   25,882
                                         =========  =========  =========== ============ ========= ========= =========== ============

                                               Municipal Mortgage & Equity, LLC
                                                     Segment Reporting
                                                       (in thousands)

                                                            2000
                                         ----------------------------------------------
                                                                              Total
                                         Investing  Operating  Adjustments Consolidated
                                         ---------  ---------  ----------- ------------
INCOME:
Interest on bonds and residual
 interests in bond securitizations       $  41,316  $  1,761   $       -   $   43,077
Interest on loans                            1,451    30,306           -       31,757
Interest on short-term investments           3,106     1,285           -        4,391
Syndication fees                                 -     4,410           -        4,410
Origination fees                                 -     5,082      (1,545)       3,537
Loan servicing fees                              -     5,621           -        5,621
Asset management and advisory fees               -     2,426           -        2,426
Other income                                     -     3,314           -        3,314
Net gain on sales                              191     2,128           -        2,319
                                         ---------  ---------  ----------- ------------
Total income                                46,064    56,333      (1,545)     100,852
                                         ---------  ---------  ----------- ------------
EXPENSES:
Interest expense                             4,095    27,057           -       31,152
Salaries and benefits                        1,533    13,767           -       15,300
General and administrative                     497     4,146           -        4,643
Professional fees                              820     3,486           -        4,306
Amortization of goodwill and
 mortgage servicing rights                       -     1,887           -        1,887
                                         ---------  ---------  ----------- ------------
Total expenses                               6,945    50,343           -       57,288

Net holding losses on derivatives                -        -            -            -
Impairments and valuation
 allowances related to investments
 (Notes 2 and 3)                            (1,508)       -            -       (1,508)
Losses from equity investments in
 partnerships                                    -        -            -            -
                                         ---------  ---------  ----------- ------------

Net income before income taxes,
 income allocated to preferred
 shareholders in a subsidiary
 company, and cumulative effect of
 accounting change                          37,611     5,990      (1,545)      42,056
Income tax expense                               -     2,006           -        2,006
                                         ---------  ---------  ----------- ------------

Net income before income
 allocated to preferred
 shareholders in a subsidiary
 company and cumulative effect of
 accounting change                          37,611     3,984      (1,545)      40,050
Income allocable to preferred
 shareholders in a subsidiary
 company (Note 12)                           8,475         -           -        8,475
                                         ---------  ---------  ----------- ------------

Net income before cumulative
 effect of accounting change                29,136     3,984      (1,545)      31,575

Cumulative effect on prior years of
 change in accounting for derivatives            -         -           -            -
                                         ---------- ---------  ----------- ------------
Net income                               $  29,136  $  3,984   $  (1,545)  $   31,575
                                         =========  =========  =========== ============


NOTE 19 - SUBSEQUENT EVENTS

February 2003 Common Share Offering

     In February 2003, the Company sold to the public 2.8 million common shares at a price of $23.60 per share and granted the underwriters an option to purchase up to an aggregate of 420,000 common shares to cover over-allotments at the same price. Net proceeds on the 2.8 million shares approximated $62.8 million. On February 11, 2003, the underwriters exercised their option to purchase 420,000 common shares, generating net proceeds of approximately $9.4 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.

NOTE 20 - QUARTERLY RESULTS (unaudited)

(in thousands, except per share data)

                                                                       1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
                                                                      -----------------------------------------------------
Year ended December 31, 2002:
INCOME:
Interest income                                                        $  24,079     $   24,237    $  24,345     $  23,412
Fee income                                                                 6,627          7,844        6,193         8,333
Net gain on sales                                                          2,166            703          657         5,032
                                                                      -----------   ------------  -----------   -----------
Total income                                                              32,872         32,784       31,195        36,777
                                                                      -----------   ------------  -----------   -----------
EXPENSES:
Interest expense                                                           8,972          8,487        8,771        10,366
General and administrative                                                 7,190          9,594        8,086         9,788
Amortization of goodwill and mortgage servicing rights                       318            333          334           329
                                                                      -----------   ------------  -----------   -----------
Total expenses                                                            16,480         18,414       17,191        20,483
                                                                      -----------   ------------  -----------   -----------
Net holding gains (losses) on derivatives                                  3,112         (7,721)      (9,921)         (333)
Impairments and valuations allowances related to investments                (110)             -            -          (620)
Net gains (losses) from equity investments in partnerships                  (323)            94       (1,487)       (1,341)
                                                                      -----------   ------------  -----------   -----------
Net income before income taxes, income allocated to
  preferred shareholders in a subsidiary company,
  and cumulative effect of accounting change                              19,071          6,743        2,596        14,000
Income tax expense (benefit)                                               1,031            828         (635)          260
                                                                      -----------   ------------  -----------   -----------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
  accounting change                                                       18,040          5,915        3,231        13,740
Income allocable to preferred shareholders in a subsidiary company         2,994          2,995        2,994         2,994
                                                                      -----------   ------------  -----------   -----------
Net income before cumulative effect of accounting change                  15,046          2,920          237        10,746
Cumulative effect on prior years of change in
  accounting for derivatives                                                   -              -            -             -
                                                                      -----------   ------------  -----------   -----------
Net income                                                             $  15,046     $    2,920    $     237     $  10,746
                                                                      ===========   ============  ===========   ===========

Net income allocated to:
Common shares:
  Basic                                                                $    0.63     $     0.12    $    0.01     $    0.42
                                                                      ===========   ============  ===========   ===========
  Diluted                                                              $    0.62     $     0.11    $    0.01     $    0.41
                                                                      ===========   ============  ===========   ===========



                                                                       1st Quarter     2nd Quarter    3rd Quarter     4th Quarter
                                                                      -------------  --------------  -------------  --------------
Year ended December 31, 2001:
INCOME:
Interest income                                                        $    20,953    $     21,670    $    21,101    $     26,140
Fee income                                                                   8,509           6,662          6,741           7,044
Net gain on sales                                                              166           1,969          4,760           1,327
                                                                      -------------  --------------  -------------  --------------
Total income                                                                29,628          30,301         32,602          34,511
                                                                      -------------  --------------  -------------  --------------
EXPENSES:
Interest expense                                                             7,826           7,769          7,873           7,228
General and adminstrative                                                    6,667           8,093          8,522          10,127
Amortization of goodwill and mortgage servicing rights                         693             628            694             494
                                                                      -------------  --------------  -------------  --------------
Total expenses                                                              15,186          16,490         17,089          17,849
                                                                      -------------  --------------  -------------  --------------
Net holding gains (losses) on derivatives                                   (4,865)          1,272         (4,670)          2,691
Impairments and valuations allowances related to investments                (3,256)              -              -               -
Net gains (losses) from equity investments in partnerships                       -              73           (313)         (1,039)
                                                                      -------------  --------------  -------------  --------------
Net income before income taxes, income allocated to
  preferred shareholders in a subsidiary company,
  and cumulative effect of accounting change                                 6,321          15,156         10,530          18,314
Income tax expense                                                               3             224            805             351
                                                                      -------------  --------------  -------------  --------------
Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of
  accounting change                                                          6,318          14,932          9,725          17,963
Income allocable to preferred shareholders in a subsidiary company           2,606           2,606          2,606           2,961
                                                                      -------------  --------------  -------------  --------------
Net income before cumulative effect of accounting change                     3,712          12,326          7,119          15,002
Cumulative effect on prior years of change in
  accounting for derivatives                                               (12,277)              -              -               -
                                                                      -------------  --------------  -------------  --------------
Net income (loss)                                                      $    (8,565)   $     12,326    $     7,119    $     15,002
                                                                      =============  ==============  =============  ==============

Net income allocated to:
Common shares:
  Basic                                                                $     (0.45)   $       0.55    $      0.30    $       0.67
                                                                      =============  ==============  =============  ==============
  Diluted                                                              $     (0.44)   $       0.54    $      0.29    $       0.65
                                                                      =============  ==============  =============  ==============


                                INDEX TO EXHIBITS
                                -----------------

Exhibit
 Number           Document
--------          --------


3.1               Amended and Restated Operating Agreement

3.4               Amended and Restated Bylaws

21                Subsidiaries of the Registrant

23                Consent of PricewaterhouseCoopers LLP

99                Officers'  Certificate  pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

                                   EXHIBIT 3.1

                              AMENDED AND RESTATED

                CERTIFICATE OF FORMATION AND OPERATING AGREEMENT

                                       OF

                        MUNICIPAL MORTGAGE & EQUITY, LLC

                     (a Delaware limited liability company)


     THIS AMENDED AND RESTATED CERTIFICATE OF FORMATION AND OPERATING AGREEMENT (the "Agreement") of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company"), dated as of May 9 , 2002, is entered into by and among the Shareholders (as defined herein) of the Company and any Person (as defined herein) who becomes a Shareholder pursuant to the terms of this Agreement.

     The Company's Certificate of Formation filed with the Delaware Secretary of State on July 6, 1995, is hereby amended to amend and restate all of the provisions thereof so that said Certificate, as amended and restated hereby, reads in its entirety as follows; and the Company's Operating Agreement is hereby amended so that said Operating Agreement reads in its entirety as follows:

     FIRST: The name of the limited liability company is Municipal Mortgage & Equity, LLC.

     SECOND: The address of the limited liability company's registered office in the State of Delaware is Corporation Service Company, 2711 Centerville Road, Suite 400, in the City of Wilmington, County of New Castle, 19808. The name of its registered agent at such address is Corporation Service Company.

     THIRD: The remainder of the Certificate of Formation and Operating Agreement is as follows:

                              W I T N E S S E T H :

     WHEREAS, the Shareholders of the Company have approved the amendment and restatement of the Certificate (as defined herein) of the Company and the Operating Agreement (as defined herein) of the Company to remove provisions and references that are no longer operative; and

     WHEREAS, this Agreement shall constitute the Certificate of the Company and shall also constitute the Operating Agreement of the Company, and shall be binding upon all Persons now or at any time hereafter who are Shareholders of the Company.

     NOW, THEREFORE, in consideration of the mutual covenants and obligations set forth in this Agreement, and of other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto, intending legally to be bound, hereby agree as follows:

                                   ARTICLE I

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

     1.1 "Acquiring Person" shall have the meaning set forth in Section 13.1 of this Agreement.

     1.2 "Act" means the Delaware Limited Liability Company Act, Del. Code Ann.ss.ss.18-101 et seq., as amended from time to time.

     1.3 "Affiliate" means, with respect to any Person, any Relative of such Person, any trust for the benefit of such Person or such Person's Relative, any beneficiary of such a trust and any other Person that directly, or indirectly through one or more intermediaries, controls (including without limitation all officers and directors of such Person), is controlled by, or is under common control with, such Person or a Relative of such Person. The term "control" (or any form thereof), as used in the preceding sentence, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

     1.4 "Agreement" means this Agreement, as may be amended, restated, supplemented or otherwise modified from time to time as herein provided.

     1.5 "Announcement Date" shall have the meaning set forth in Section 12.3 of this Agreement.

     1.6 "Associate" shall have the meaning set forth in Sections 12.1 and 13.1 of this Agreement.

     1.7 "Beneficial Owner" shall have the meaning set forth in Section 12.1 of this Agreement.

     1.8 "Board of Directors" or "Board of Managers" means the board on which all of the Company's Managers sit, in their capacities as Managers.

     1.9 "Bond" means a mortgage revenue bond owned at a particular time by the Company as part of the Property; and the term "Bond" shall include working capital loans associated with such mortgage revenue bond.

     1.10 "Book Gain" or "Book Loss" means the gain or loss recognized by the Company for book purposes in any Fiscal Year by reason of any sale or disposition with respect to any of the assets of the Company. Such Book Gain or Book Loss shall be computed by reference to the Book Value of such property or assets as of the date of such sale or disposition (determined in accordance with Section 1.11 of this Agreement), rather than by reference to the tax basis of such property or assets as of such date, and each and every reference herein to "gain" or "loss" shall be deemed to refer to Book Gain or Book Loss, rather than to tax gain or tax loss, unless the context manifestly otherwise requires.

     1.11 "Book Value" of an asset means, as of any particular date, the value at which the asset is properly reflected on the books and records of the Company as of such date in accordance with Section 1.704-1(b)(2)(iv) of the Treasury Regulations. The initial Book Value of each asset shall be its cost, unless such asset was contributed to the Company by a Shareholder, in which case the initial Book Value shall be the fair market value for such asset as reasonably determined by the Board of Directors, and, in each case, such Book Value shall thereafter be adjusted for cost recovery deductions to which the Company is entitled for federal income tax purposes with respect thereto, in the amount that bears the same relationship to the Book Value of such asset as the cost recovery deduction computed for tax purposes bears to the adjusted tax basis of such assets. The Book Values of all Company assets shall be adjusted to equal their respective fair market values, as reasonably determined by the Board of Directors under appropriate circumstances, which circumstances may include but are not limited to the following: (a) the acquisition, by any new or existing Shareholder, of any interest issued after August 1, 1996 by the Company; (b) the distribution by the Company to a Shareholder of more than a de minimis amount of Company assets, including money, if, as a result of such distribution, such Shareholder's interest in the Company is reduced; and (c) the termination of the Company for federal income tax purposes pursuant to Section 708(b)(1)(B) of the Code.

     1.12  "Business  Combination"  shall have the  meaning set forth in Section
12.1 of this Agreement.

     1.13 "By-laws" means the by-laws of the Company, as amended from time to time, governing various aspects of the operation of the Company and the rights and obligations of its Shareholders, Board of Directors, officers and agents. All provisions of the By-laws not inconsistent with law or this Agreement shall be valid and binding.

     1.14 "Capital  Account" shall have the meaning  ascribed thereto in Section
3.3 of this Agreement.

     1.15 "Capital Contributions" means the total amount of cash and other property contributed to the Company by the Shareholders.

     1.16 "Capital Transactions" means (a) any Repayment, Sale, or other sale, exchange, taking by eminent domain, damage, destruction or other disposition of all or any part of the assets of the Company, other than tangible personal property disposed of in the ordinary course of business; or (b) any financing or refinancing of any Company indebtedness; provided, that the receipt by the Company of Capital Contributions shall not constitute Capital Transactions.

     1.17 "Certificate" means this Agreement, in its function as a "certificate of formation" as provided for pursuant to the Act, as originally filed with the office of the Secretary of State of the State of Delaware, as amended, restated, supplemented or otherwise modified from time to time as herein provided.

     1.18 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any subsequent federal law of similar import, and, to the extent applicable, any Treasury Regulations promulgated thereunder.

     1.19 "Common Shareholders" means the holders of Common Shares.

     1.20 "Common Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

     1.21 "Company" means the limited liability company hereby established in accordance with this Agreement by the parties hereto, as such limited liability company may from time to time be constituted.

     1.22 "Company Interest" means an equity interest in the Company, and, if the context so allows, the percentage of equity ownership interest in the Company represented by the Capital Account attributable to such equity interest as compared to all of the aggregate Capital Accounts of all Shareholders of the Company (as such percentage may be changed from time to time to reflect adjustments as provided for in this Agreement); it being understood and agreed that this term shall not be deemed to apply to any debt incurred by the Company (directly or indirectly), including but not limited to through custodial, trust or similar or other arrangements.

     1.23 "Consent" means either the consent given by vote at a duly called and held meeting or the prior written consent, as the case may be, of a Person to do the act or thing for which the consent is solicited, or the act of granting such consent, as the context may require.

     1.24 "Control Company Interest" shall have the meaning set forth in Section
13.1 of this Agreement.

     1.25 "Depreciation" means, for each Fiscal Year, an amount equal to the depreciation, amortization or other cost recovery deduction allowable with respect to an asset for such year or other period; provided, that if the Book Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of any such year or other period, Depreciation shall be an amount that bears the same relationship to the Book Value of such asset as the depreciation, amortization, or other cost recovery deduction computed for tax purposes with respect to such asset for the applicable period bears to the adjusted tax basis of such asset at the beginning of such period, or if such asset has a zero adjusted tax basis, Depreciation shall be an amount determined under any reasonable method selected by the Board of Directors.

     1.26 "Determination Date" shall have the meaning set forth in Section 12.3 of this Agreement.

     1.27 "Director" shall have the same meaning as "Manager."

     1.28 "Dissolution Shareholder" means Shelter Development Holdings, Inc., for so long as such Person remains a Dissolution Shareholder under Section 6.4 of this Agreement, and shall also mean any other Person who agrees under Section
6.4 to be a Dissolution Shareholder.

     1.29 "Entity" means any general partnership, limited partnership, corporation, joint venture, trust, limited liability company, limited liability partnership, business trust, cooperative, or association. An Entity may or may not be an Affiliate of the Company or of a Company Affiliate.

     1.30 "Financing" means the financing transaction which SCATEF consummated on February 14, 1995 in which proceeds were raised through the offering of $67,700,000 in aggregate principal amount of Multifamily Mortgage Revenue Bond Receipts.

     1.31 "Fiscal Year" means the fiscal year of the Company and shall be the same as its taxable year, which shall be the calendar year unless otherwise determined by the Board of Directors in accordance with the Code. Each Fiscal Year shall commence on the day immediately following the last day of the immediately preceding Fiscal Year.

     1.32 "Five Year Tolling Period" shall have the meaning set forth in Section
12.2 of this Agreement.

     1.33 "Future Shares" shall have the meaning set forth in Section 3.1 of this Agreement.

     1.34 "General Partners" means the general partners of SCATEF.

     1.35 "Initial Capital Contribution" means any Capital Contribution made in accordance with Section 3.2 hereof.

     1.36 "Interested  Company  Interests"  shall have the meaning set forth in
Section 13.1 of this Agreement.

     1.37 "Interested Party" shall have the meaning set forth in Section 12.1 of this Agreement.

     1.38 "Managers" means those individuals serving on the Board of Directors of the Company, including successor or additional Managers duly elected in accordance with the terms of this Agreement.

     1.39 "Market Value" shall have the meaning set forth in Section 12.1 of this Agreement.

     1.40 "Members" means the Shareholders, together with all Persons who become Members as herein provided and who are listed as Members of the Company in the books and records of the Company, in such Persons' capacity as Members of the Company.

     1.41 "Mortgage Loans" means the mortgage loans which have been assigned to the Company to secure the repayment of a Bond.

     1.42 "Operating Agreement" means this Agreement, in its function as an "operating agreement" as provided for pursuant to the Act, as amended, restated, supplemented or otherwise modified from time to time as herein provided.

     1.43 "Original   Shareholders"   means  MME  I  Corporation,   a  Delaware
corporation, and MME II Corporation, a Delaware corporation.

     1.44 "Person" means any individual or Entity, and the heirs, executors, administrators, legal representatives, successors, and assigns of such Person where the context so admits.

     1.45 "Profit" and "Loss" means, for each Fiscal Year or other period for which allocations to Shareholders are made, an amount equal to the Company's taxable income or loss for such year or period, determined in accordance with
Section 703(a) of the Code (provided, that for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to
Section 703(a)(1) of the Code shall be included in taxable income or loss), with the following adjustments:

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

     1.46 "Property" means the land and the buildings thereon upon which the Company holds a mortgage or other similar encumbrance at a particular time, and the Bonds held by the Company at a particular time.

     1.47 "Relative" means, with respect to any Person, any parent, spouse, brother, sister, or natural or adopted lineal descendant or spouse of such descendant of such Person.

     1.48 "Repayment" shall have the meaning set forth in Section 1.49 below.

     1.49 "Sale" or "Repayment" means the sale or other disposition of a Property (a "Sale") or, in the absence of a Sale, the repayment of the principal and interest, if any, payable upon the redemption or remarketing of a Bond which was included within the Property (a "Repayment"); provided, however, that these terms shall not include the pledge of a Property in connection with the financing, refinancing or other leveraging of such Property or otherwise. The term "Sale" shall include (a) a foreclosure by a third party which is unaffiliated with the current operating partnership (or respective general partner) owning a Property, (b) a deed-in-lieu of foreclosure to a third party which is unaffiliated with the current operating partnership (or respective general partner) owning a Property, or (c) a sale or transfer of a Property to a third party which is unaffiliated with the current operating partnership (or respective general partner) owning a Property; and a "Sale" shall not be deemed to occur if the Company forecloses on a Property or if the Company directs a deed-in-lieu of foreclosure on a Property.

     1.50 "SCATEF" means the SCA Tax Exempt Fund Limited Partnership, the entity that was the predecessor to the Company.

     1.51 "Shareholders" means all persons who hold Shares, and shall have the same meaning as the word "Members."

     1.52 "Shares" means Company Interests.

     1.53 "Special Shareholder" means Shelter Development Holdings, Inc., for so long as such Person is subject to certain liabilities as set forth in Section 6.1(b) of this Agreement, and shall also mean any other Person who agrees under
Article 6 to be a Special Shareholder.

     1.54 "Specially Appointed Director(s)" shall have the meaning ascribed thereto in Section 6.1(d) of this Agreement.

     1.55 "Subsidiary" shall have the meaning set forth in Section 12.1 of this Agreement.

     1.56 "Tax  Matters  Partner"  shall have the  meaning  ascribed  thereto in
Section 3.5 of this Agreement.

     1.57 "Transfer" (or "Transferred") means to give, sell, assign, encumber, pledge, hypothecate, devise, bequeath, or otherwise dispose of, encumber, transfer, or permit to be transferred, during life or at death. The word "Transfer," when used as a noun, shall mean any Transfer transaction.

     1.58 "Transferee" means any Person to whom Shares are Transferred for any reason or by any means.

     1.59 "Treasury Regulations" means the federal income tax regulations, including any temporary or proposed regulations, promulgated under the Code, as such Treasury Regulations may be amended from time to time (it being understood that all references herein to specific sections of the Treasury Regulations shall be deemed also to refer to any corresponding provisions of succeeding Treasury Regulations).

     1.60 "Valuation Date" shall have the meaning set forth in Section 12.3 of this Agreement.

     1.61 "Working Capital Reserves" means funds held in reserves which are maintained as working capital for the Company and available for any contingencies relating to the ownership of the Property and the operation of the Company. Amounts held in the Working Capital Reserves may at any time, in the discretion of the Board of Directors, be added to the respective Allocable Portfolio Cash Flows or to liquidation proceeds allocable to the respective Shares (depending upon the characterization of such amounts when received by the Company), but may not be otherwise removed from the respective Working Capital Reserve.


                                   ARTICLE 2

                         Continuation, Purpose and Term

     2.1 Continuation. The parties hereto hereby agree to continue the limited liability company known as Municipal Mortgage & Equity, LLC, as a limited liability company under the provisions of the Act.

     2.2 Company Name. The name of the Company is "Municipal Mortgage & Equity, LLC". The business of the Company shall be conducted under such name or such other names as the Board of Directors or the Shareholders may from time to time determine on and pursuant to the terms of this Agreement.

     2.3 The Certificate. The Shareholders hereby agree to execute, file and record all such certificates and documents, including amendments to the Certificate, and to do such other acts as may be appropriate to comply with all requirements for the formation, continuation, and operation of a limited liability company, the ownership of property, and the conduct of business under the laws of the State of Delaware and any other jurisdiction in which the Company may own property or conduct business.

     2.4 Principal Business Office. The principal business office of the Company shall be located at 218 North Charles Street, Suite 500, Baltimore, Maryland 21201, or at such other location as may hereafter be determined by the Board of Directors. The principal business office, as well as the registered office and the registered agent, of the Company may be changed by the Board of Directors from time to time in accordance with the then applicable provisions of the Act and any other applicable laws, as well as the terms and conditions of this Agreement.

     2.5 Term of Company. The term of the Company shall continue until it is wound up and dissolved pursuant to the provisions of Article 10 hereof.

     2.6 Purposes. The purposes of the Company are (a) to invest in or engage in activities related to investment in Bonds and in real estate, including but not limited to loan servicing and loan origination (whether in connection with loans to the Company or to others), and to generate returns from such investments; this may include investing in entities which invest in bonds and in real estate assets; provided, however, that the investment criteria shall be established by the Board of Directors from time to time in its sole discretion subject to the requirement that such criteria be consistent with the purposes of the Company; (b) to engage in any other activities relating to, and compatible with, the purposes set forth above; (c) to acquire, own and dispose of general and limited partnership interests, membership interests, and stock or other equity interests in Entities, and to exercise all rights and powers granted to the owner of any such interests; (d) to take such other actions, or do such other things, as are necessary or appropriate (in the sole discretion of the Board of Directors) to carry out the provisions of this Agreement; and (e) to invest in any type of investment and to engage in any other lawful act or activity for which limited liability companies may be organized under the Act, and by such statement all lawful acts and activities shall be within the purposes of the Company, except for express limitations, if any.

     2.7 Powers. In furtherance of its purposes, but subject to all of the provisions of this Agreement, the Company shall have the power and is hereby authorized to (a) invest (at any time during the term of the Company) in (i)
mortgage revenue bonds or portions of or interests in (including junior positions) mortgage revenue bonds financing multifamily properties, senior living facilities, manufactured housing communities, or congregate care facilities, beneficial ownership certificates or any other securities of other funds or investments with similar underlying investment objectives, (ii) multifamily real estate, including senior living facilities, manufactured housing communities, and congregate care facilities, and (iii) entities which engage in any activities described in clauses (i) or (ii) of this sentence; invest (at any time during the term of the Company) in other assets which are designed to accomplish any of the foregoing investment purposes or in any manner consistent with the Company's then-existing investment criteria and objectives; and to reinvest the proceeds of any sales by the Company of Company assets, in any permitted investments; (b) act as a general or limited partner, member, joint venturer, manager or shareholder of any Entity (including but not limited to an operating partnership), and to exercise all of the powers, duties, rights and responsibilities associated therewith; (c) take any and all actions necessary, convenient or appropriate as the holder of any such interests or positions; (d) operate, purchase, maintain, finance, improve, own, sell, convey, assign, mortgage, lease, demolish or otherwise dispose of any real or personal property that may be necessary, convenient or incidental to the accomplishment of the purposes of the Company; (e) borrow money and issue evidences of indebtedness in furtherance of any or all of the purposes of the Company, and secure the same by mortgage, pledge or other lien on any assets of the Company;
(f) invest any funds of the Company pending distribution or payment of the same pursuant to the provisions of this Agreement; (g) prepay in whole or in part, refinance, recast, increase, modify or extend any indebtedness of the Company and, in connection therewith, execute any extensions, renewals or modifications of any mortgage or security agreement securing such indebtedness; (h) enter into, perform and carry out contracts of any kind, including, without limitation, contracts with any Person affiliated with any of the Shareholders, necessary to, in connection with or incidental to the accomplishment of the purposes of the Company; (i) establish reserves for capital expenditures, working capital, debt service, taxes, assessments, insurance premiums, repairs, improvements, depreciation, depletion, obsolescence and general maintenance of buildings and other property out of the rents, profits or other income received;
(j) employ or otherwise engage employees, managers, contractors, advisors and consultants, and pay reasonable compensation for such services, and enter into employee benefit plans of any type; (k) enter into partnerships or other ventures with other Persons in furtherance of the purposes of the Company; (l) purchase or repurchase Shares from any Person for such consideration as the Board of Directors may determine in its reasonable discretion (whether more or less than the original issuance price of such Share or the then trading price of such Share); (m) enter into rights plans or other plans relating to Shares, options or bonuses, and to issue Shares, options or warrants thereunder (or other derivatives relating thereto) for any consideration (even if such consideration is less than the market value of such Shares); and (n) do such other things and engage in such other activities as may be necessary, convenient or advisable with respect to the conduct of the business of the Company, and have and exercise all of the powers and rights conferred upon limited liability companies formed pursuant to the Act.

     2.8 Effectiveness of this Agreement. This Agreement shall govern the operations of the Company and the rights and restrictions applicable to the Shareholders, to the extent permitted by law. Pursuant to Section 18-101(7)(a)(2) of the Act, all Persons who become holders of Shares in the Company shall be bound by the provisions of this Agreement and shall be deemed to be parties hereto, whether or not such Persons execute a counterpart of this Agreement. The payment for any Shares acquired by any Person, or the action of becoming an assignee or Transferee of such Shares, shall be deemed to constitute a request that the records of the Company reflect such admission, assignment or Transfer, and shall be deemed to be sufficient acts to comply with the requirements of Section 18-101(7)(a)(2) of the Act and to so cause that Person to become a Shareholder and to bind that Person to the terms and conditions of this Agreement (and to entitle that Person to the rights of a Shareholder hereunder), without the requirement for execution of this Agreement by such Person.

                                   ARTICLE 3

          Classes of Shares; Admission of Shareholders; Capitalization

          3.1 Classes of Shares.

               (a) The Company shall have the authority to issue the following classes and series of Shares:

                    (i) shares which are designated "Common Shares"; and

                    (ii) one or more other  classes  or series of Shares,  as to which the Board of Directors shall have the exclusive authority, by resolution or resolutions providing for the issuance of Shares or of a particular class or series thereof, to fix and determine the voting powers, full or limited or no voting power, and such designations, preferences, and relative, participating, optional or other special rights, and qualifications, limitations, or restrictions thereof, as may be desired by the Board of Directors from time to time, to the fullest extent now or hereafter permitted by the laws of the State of Delaware (collectively, all such other classes and series to be referred to as the "Future Shares"). Nothing in this Section 3.1(a)(ii) shall be deemed to restrict the ability of the Company to incur secured or unsecured debt (directly or indirectly), including but not limited to through custodial, trust or similar or other arrangements.

               (b) Each Common Share shall (i) have no stated par value per Share, and (ii) have the rights and be governed by the provisions set forth in this Agreement; and none of such shares shall have any preemptive rights, or give the holders thereof any rights to convert into any other securities of the Company, or give the holders thereof any cumulative voting rights, except as specifically set forth herein.

               (c)The Board of Directors may cause the Company to issue such numbers of Common Shares and Future Shares from time to time as the Board of Directors may determine in its sole discretion, and the number of such shares is not limited.

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

          3.2 Additional Provisions Relating to Additional Shareholders. In the event that the Board of Directors determines that additional funds are required by the Company for any Company purpose, or that the Company should for any reason seek to raise additional capital, the Board may cause the Company to sell Future Shares for a price equal to what the Board of Directors determines to be the fair value of such Shares, in exchange for cash, other property, services or any other lawful consideration to be received by the Company in consideration of such Shares (to be valued by the Board of Directors in its discretion), or may cause the Company to obtain funds as a loan from any third party upon such terms and conditions as the Board of Directors deems appropriate, or any combination thereof from time to time. The Initial Capital Contribution of any such additional Shareholders shall be specified by the Board of Directors at the time of admission of such additional Shareholder.

          3.3 Capital Accounts. A separate capital account (a "Capital Account") shall be established and maintained for each Shareholder, including any Transferee or additional Shareholder who shall hereafter acquire a Company Interest, in accordance with the following provisions:

               (a) To each Shareholder's Capital Account there shall be credited the amount of cash and fair market value of the property actually contributed to the Company by such Shareholder pursuant to Section 3.2 hereof, such Shareholder's allocable share of Profit, and the amount of any Company liabilities that are assumed by such Shareholder or that are secured by any Company property distributed to such Shareholder.

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

          3.4 Transfer of Capital Accounts. The original Capital Account established for each Transferee shall be in the same amount as the Capital Account of the Shareholder which such Transferee succeeds, at the time such Transferee is admitted to the Company. The Capital Account of any Shareholder whose Company Interest shall be increased by means of the Transfer to it of all or part of the Company Interest of another Shareholder shall be appropriately adjusted to reflect such Transfer. Any reference in this Agreement to a Capital Contribution of, or distribution to, a then-Shareholder shall include a Capital Contribution or distribution previously made by or to any prior Shareholder on account of the Company Interest of such then-Shareholder.

          3.5 Tax Matters Partner.

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

               (b) Notwithstanding Section 3.5(a) hereof, the Tax Matters Partner shall have no fiduciary duty whatsoever to any other Shareholder, and shall be treated in exactly the same manner as any other Shareholder other than as specifically provided in Section 3.5(a) hereof.


                                    ARTICLE 4

                                   Allocations

          4.1 General Rules Concerning Allocations. Within 45 days after the end of each calendar month, the Company shall conduct an interim closing of the books as of the end of the last day of that calendar month. On the basis of the closing of the books for each calendar month, the Company shall determine the amount of Profit and Loss attributable to that calendar month. Profits and Losses shall be determined in accordance with the accounting methods followed by the Company for federal income tax purposes.

          4.2 Allocations of Profits and Losses. All allocations to the Shareholders of items included within the Company's Profits and Losses attributable to each calendar month shall be allocated solely among the Shareholders recognized as Shareholders as of the last day of that calendar month, as follows:

               (a) The Company's Profit or Loss for the applicable period shall be allocated among the Common Shareholders in proportion to their relative ownership of Common Shares.

               (b) The Tax Matters Partner is authorized to make reasonable determinations regarding the allocation of Profit and Loss under this
          Section 4.2, including determinations relating to the calculation of Profit or Loss, and such other items of the Company's income, gain, loss, deduction and credit as may be appropriate to carry out the intent of this Section 4.2.

          4.3 Special Allocations. Notwithstanding any other provision of this Agreement, to the extent an allocation of Profit or Loss or any item thereof to any Shareholder pursuant to Sections 4.1 or 4.2 of this Agreement would be in violation of the requirements of the Treasury Regulations under Section 704(b) of the Code, the Tax Matters Partner shall comply with the requirements of such Treasury Regulations and adjust such allocations to comply with such requirements in a manner that will, in the reasonable judgment of the Tax Matters Partner, have the least effect on the amounts to be allocated and distributed under this Agreement. In the event a Shareholder unexpectedly receives any adjustment, allocation or distribution described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)
     (4), (5) and (6) that causes or increases a negative balance in a Shareholder's Capital Account, items of Profit shall be specially allocated to such Shareholder so as to eliminate such negative balance as quickly as possible. The Shareholders agree that if this Section 4.3 becomes applicable, the Tax Matters Partner is authorized to review and adjust the allocations made pursuant to Sections 4.1 or 4.2 of this Agreement.

          4.4 Additional Allocations.

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

          4.5 Tax Allocations.


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

               (c) If the Book Value of any asset of the Company is adjusted pursuant to Section 1.11 hereof, subsequent allocations of income, gain, loss and deductions with respect to such asset shall take into account any variation between Book Value and Tax Basis in accordance with the provisions of Section 704(c) of the Code and Treasury Regulations thereunder.

               (d) The Tax Matters  Partner  shall have the sole  discretion  to make special allocations of items of income, gain, loss and deductions that are consistent with the principles of Section 704(c) of the Code and to amend the provisions of this Agreement (without Shareholder action, notwithstanding Section 14.4 of this Agreement), as appropriate, to reflect the proposal or promulgation of Treasury Regulations under Subchapter K of the Code. The Tax Matters Partner may adopt and employ such methods and procedures for (A) the maintenance of capital accounts for book and tax purposes, (B) the determination and allocation of adjustments under Sections 704(c), 734 and 743 of the Code, (C) the determination and allocation of taxable income, tax loss and items thereof under this Agreement and pursuant to the Code, (D) the determination of the identities and tax classification of Shareholders, (E) the provision of tax information and reports to the Shareholders, (F) the adoption of reasonable conventions and methods for the valuation of assets and the determination of tax basis, (G) the allocation of asset values and tax basis, (H) conventions for the determination of depreciation, cost recovery and amortization deductions and the adoption and maintenance of accounting methods, (I) the recognition of the transfer of Shares, and (J) compliance and other tax-related requirements, including without limitation, the use of computer software, to use filing and reporting procedures similar to those employed by publicly-traded partnerships and limited liability companies, as it determines in its sole discretion are necessary and appropriate to execute the provisions of this Agreement and to comply with federal and state tax law, and to achieve uniformity of Shares. The Tax Matters Partner shall be indemnified and held harmless by the Company for any expenses, penalties or other liabilities arising as a result of decisions made in good faith on any of the matters referred to in the preceding sentence. If the Tax Matters Partner determines, based on advice of counsel, that no reasonable allowable convention or other method is available to preserve the uniformity of Shares within a class, or the Tax Matters Partner in its discretion so elects, Shares may be separately identified as distinct classes to reflect differences in tax consequences.


                                   ARTICLE 5

                    Distributions, Liquidations and Priority

          5.1 Distributions. The Board of Directors may from time to time authorize the Company to pay distributions to holders of Common Shares from cash of the Company which the Board of Directors determines is available for distribution to the holders of Common Shares after taking into account amounts determined by the Board of Directors to be necessary or advisable to meet actual or anticipated expenses or liabilities of the Company or to create reasonable reserves thereof.

          5.2 Liquidation, Dissolution or Winding-Up.


               (a) Liquidation. Upon the dissolution, liquidation or winding-up of the Company, after payment of all of the Company's creditors, each Shareholder shall receive an amount in cash or in kind equal to the positive Capital Account balance of such Shareholder, as determined after taking into account all Capital Account adjustments for the taxable year of the dissolution, liquidation or winding-up of the Company other than the distribution under this Section 5.2(a).

               (b) A consolidation or merger of the Company with or into any other Entity, or a sale, lease or exchange of any or all of the assets of the Company in consideration for the issuance of equity securities of another Entity, shall not be deemed to be a liquidation, dissolution or winding up of the Company.

          5.3 Priority. Notwithstanding any other provision of this Agreement, it is specifically acknowledged and agreed by each Shareholder that the Company's failure to pay any amounts to such Shareholder, whether as a dividend, redemption payment or other distribution, even if such payment is specifically required hereunder, shall not give such Shareholder creditor status with regard to such unpaid amount; but rather, such Shareholder shall be treated only as a shareholder of whatever class such person is a Shareholder, and not as a creditor, of the Company. This Section 5.3 is, as permitted by Section 18-606 of the Act, intended to override the provisions of Section 18-606 of the Act relating to a member's status and remedies as a creditor, to the extent that such provisions would be applicable in the absence of this Section 5.3.

          5.4 Payments to Shareholders for Services. Any payments by the Company to a Shareholder for services rendered to or on behalf of the Company shall be treated as guaranteed payments for services under Section 707(c) of the Code.


                                   ARTICLE 6

                                  Shareholders

          6.1 Limited Liability.


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

               (c)   Notwithstanding   Section   6.1(b)   hereof,   the  Special
          Shareholder shall have no fiduciary duty whatsoever to any other Shareholder, and shall be treated in exactly the same manner as any other Shareholder other than as specifically provided in Section 6.1(b) hereof. Without limiting the foregoing, it is agreed that (i) the Special Shareholder has no responsibility to treat other Shareholders as creditors of the Company toward which the Special Shareholder would bear any responsibility or have any liability whatsoever (including without limitation in the event of any Company failure to pay any amounts to such Shareholders, whether as a dividend, redemption payment or other distribution, even if such amounts are specifically required hereunder to be paid), and (ii) the Special Shareholder is entitled to act solely in its own self interests without regard to the interests of other Shareholders.

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

          6.2 Voting Rights of Shareholders; Authority of Board of Directors.


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

               (b) Notwithstanding Section 6.2(a) above, but subject to Sections 10.1(a)(i) and 10.1(a)(ii), Article 12 and Article 13 hereof, in the event of a proposed sale or other disposition of all or substantially all of the assets of the Company at any one time, merger or consolidation of the Company (where the Company is not the surviving Entity), dissolution of the Company, or issuance of any restricted Share or deferred Share awards under a Company incentive share plan, any such proposed occurrence, in order to be approved must, (i) with respect to the merger or consolidation of the Company (where the Company is not the surviving Entity), first receive the approval of the Board of Directors, (ii) with respect to a sale or other disposition of all or substantially all of the assets of the Company at any one time, or dissolution of the Company, any such proposed action must first receive the approval of the Board of Directors, and
          (iii) receive the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting) or such greater percentage as is then required under the Act.

               (c) Notwithstanding Section 6.2(a) above, but subject to Sections 6.1(d), 7.2(a) and 7.2(b) and Articles 12 and 13 hereof, the vote, at a duly held meeting, of more than 50% in interest of the total then issued and outstanding Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the total then issued and outstanding Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting), shall be able to remove any Director (other than a Specially Appointed Director) and elect a replacement therefor. If the Shareholders vote to remove a Director pursuant to this Section 6.2(c), they shall provide the removed Director with notice thereof, which notice shall set forth the date upon which such removal is to become effective.

               (d) Except as otherwise provided in this Agreement or in any share plan or share incentive plan adopted by the Company, the holders of Common Shares have sole Shareholder authority;

                    (i) to vote on such  matters  as may be  brought  before the
               Shareholders from time to time (on issues other than those as to which this Agreement specifically provides for voting rights of Shareholders in addition to or instead of holders of Common Shares);

                    (ii) to elect Directors, and shall do so on an annual basis;

          and in all such votes on which the holders of Common Shares have sole Shareholder voting authority, in order for the holders of Common Shares to act to approve a matter on which they are voting, such matter must receive the vote of more than 50% in interest of the Common Shares which are voted at a meeting at which a quorum of Common Shares is present (or, in the case of a written Consent without a meeting, must receive the written Consent of more than 50% in interest of the aggregate Common Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting) (or such greater percentage as is then required under the Act or under the express terms of this Agreement). For purposes of the foregoing sentence, the term "quorum" means more than 50% of the then issued and outstanding Common Shares, except as provided in any share plan or share incentive plan adopted by the Company.

               The annual meeting of the holders of Common Shares of the Company for the election of Directors and for the transaction of such other business as properly may come before such meeting shall be held in accordance with the By-laws. Subject to the provisions of Article 13 relating to meetings of Shareholders and related subjects, the By-laws shall govern matters relating to, among other things, annual and special meetings, notice, waiver of notice, adjournment, proxies, written consents, procedures, and telephonic meetings, to the extent not inconsistent with this Agreement.

               (e)  Notwithstanding  any  other  provision  of  this  Agreement,
          Shareholders have voting rights with respect to a particular matter (to the extent provided herein with regard to categories of Shareholders permitted to vote on particular matters, and otherwise) only after such matter has first been approved by the Board of Directors, except with regard to (i) the removal of a Director (and the election of a replacement therefor in connection therewith) as provided in this Agreement, (ii) the amendment of this Agreement,
          (iii) the sale or other disposition of all or substantially all of the assets of the Company at any one time, (iv) the dissolution of the Company, and (v) any matter as to which any share plan or share incentive plan adopted by the Company provides otherwise.

               (f) For purposes of this Agreement, in order for a meeting of Shareholders to be considered duly held with regard to a particular question, a quorum of more than 50% in interest of the Shares which are entitled to vote at such meeting on the particular question must be present (in person or by proxy).

          6.3 Transfers of Special Shareholder Interests. The restrictions, limitations and other provisions of this Section 6.3 shall in no manner limit or restrict the right of a Special Shareholder to resign its status as a Special Shareholder to the extent permitted under Section 6.1(b) of this Agreement; and, once such Special Shareholder properly resigns pursuant thereto, the transfer restrictions set forth in this Section 6.3 as they relate to such Special Shareholder shall automatically and immediately terminate. Subject to the foregoing sentence, it is agreed that:

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

          6.4 Transfers of Dissolution Shareholder Interests.


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

          7.1 General Powers of Directors.


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

               (b) Unless expressly provided otherwise under this Agreement, the Board of Directors shall have the exclusive authority to make all determinations under this Agreement and under the By-laws.

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

                    (ii) The material facts as to such  Affiliate's,  Director's or officer's relationship or interest and as to the contract or transaction are disclosed or are known to the Shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by more than 50% in interest of the Common Shares which are present and entitled to vote at a meeting at which a quorum is present (or, in the case of a written Consent without a meeting, more than 50% in interest of the aggregate Common Shares), voting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting), who are not Affiliates of any of the interested Persons involved in such transaction; or

                    (iii) The contract or transaction is fair as to the Company.

          Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

          Notwithstanding the foregoing provisions of this Section 7.1(c), the Company shall enter into or renew no agreement pursuant to which any Affiliate of any Director would provide management services for any Property, unless such agreement is approved by a majority of the Directors who (a) are not officers of the Company, (b) are neither related to any Company officer nor represent concentrated or family holdings of the Company's Shares, and (c) are, in the view of the Board of Directors, free of any relationship that would interfere with the exercise of independent judgment; and, if such approval is obtained in the case of a particular contract, such approval shall be deemed to satisfy the requirements of this Section 7.1(c).

               (d) Notwithstanding the above provisions of this Section 7.1, in any transaction in which the Company wishes to issue Shares to SCATEF or any Affiliate of SCATEF in exchange for such Person giving up fees otherwise payable to it, such transaction, including but not limited to the exchange ratio of Shares for such fees, shall not be approved or undertaken by the Company unless and until approved, in lieu of the requirements set forth in Section 7.1(c), by a majority of the directors of the Company who are not Affiliates of SCATEF or of any SCATEF Affiliate (even though the disinterested Directors may be less than a quorum of the full Board of Directors), after the material facts as to such transaction are disclosed or are known to such unaffiliated Directors.

          7.2 Number and Term of Office of Directors.

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

               (b) The Specially Appointed Director(s) shall have all of the powers, rights, privileges, obligations and duties as all other
          Directors, and shall for all purposes be Directors of the Company, except that (i) the Specially Appointed Director(s) shall not be counted when determining the total size of the Board of Directors for the sole purpose of making the determination in Section 7.2(c) below as to how many Directors are in each class, (ii) no Shareholders other than the Dissolution Shareholder shall have any right to elect, remove or replace the Specially Appointed Director(s), and, without limiting the foregoing, the Specially Appointed Director(s) shall not stand for election or reelection at any meeting of the holders of Common Shares. Without limiting the foregoing, all other Shareholders, by becoming Shareholders of the Company, agree that (I) the Dissolution Shareholder has such rights to serve, through its appointed representatives, as the Specially Appointed Director(s) and that the necessary one seat or two seats on the Board of Directors shall be reserved for such appointment(s) (and the size of the Company's Board of Directors shall automatically be expanded at any time if such expansion is necessary in order to permit the Dissolution Shareholder to effect such appointment(s)) and (II) the Company's officers and Directors may take any and all steps deemed appropriate by them, in connection with Shareholder meetings or otherwise, to implement this
          Section 7.2(b).

               (c) Subject to Section 7.2(b) above, at all times the Board of Directors shall be divided into three classes, as nearly equal in numbers as the then total number of directors constituting the entire Board of Directors permits, with the term of office of one class expiring each year (with the first such class expiration to occur at the first annual meeting of Shareholders); and the Board of Directors shall have sole power to make such determinations. At the first annual meeting of the holders of Common Shares, only the Directors of the first class shall be elected by the holders of Common Shares (in accordance with Section 6.2 hereof), and such persons shall hold office thereafter for a term expiring at the third succeeding annual meeting. At the second annual meeting of Shareholders, only the
          Directors of the second class shall be elected by the holders of Common Shares (in accordance with Section 6.2 hereof), and such persons shall hold office thereafter for a term expiring at the third succeeding annual meeting. At the third annual meeting of Shareholders, only the Directors of the third class shall be elected by the holders of Common Shares (in accordance with Section 6.2 hereof), and such persons shall hold office thereafter for a term expiring at the third succeeding annual meeting. At each subsequent annual meeting of Shareholders thereafter, the successors to any class of directors whose term shall then expire shall be elected by the holders of Common Shares (in accordance with Section 6.2 hereof) to hold office for a term expiring at the third succeeding annual meeting.

          7.3 By-law Provisions. The By-laws shall govern matters relating to, among other things, (a) with respect to directors, annual and special meetings, notice, waiver of notice, quorum, voting, adjournment, written consents, committees, procedures, telephonic meetings, resignations, removals, vacancies, books and records, reports, and compensation and reimbursement of expenses, to the extent not inconsistent with this Agreement, (b) with respect to officers, all matters not governed by this Agreement, and (c) employee benefit matters, which matters shall be subject to and managed as provided by the discretion of the Board of Directors.


                                   ARTICLE 8

                         Exculpation and Indemnification

          8.1 Limitations on Liability, and Indemnification of, Directors and Officers.

               (a) No director or officer of the Company shall be liable, responsible or accountable in damages or otherwise to the Company or any of the Shareholders for any act or omission performed or omitted by him or her, or for any decision, except in the case of fraudulent or illegal conduct of such person. For purposes of this Section 8.1, the fact that an action, omission to act or decision is taken on the advice of counsel for the Company shall be evidence of good faith and lack of fraudulent conduct.

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


                                   ARTICLE 9

              Transfers of Interests; Admission of New Shareholders

          9.1 Transfers. Subject to Section 6.3 of this Agreement (relating to Special Shareholders) and Section 6.4 of this Agreement (relating to Dissolution Shareholders), the Shares shall be freely transferable; and any Person who is a Transferee of Shares shall, by having such status, (a) automatically become a Shareholder of the Company with no further action being required on such Person's part, and (b) automatically be bound to the terms and conditions of this Agreement (and be entitled to the rights of a Shareholder hereunder), without the requirement for execution of this Agreement by such Person. Certain mechanical aspects of the transfer of Shares shall be set forth in the By-laws.


                                   ARTICLE 10

                           Dissolution and Termination

          10.1 Events of Dissolution.


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

          10.2 Application of Assets. In the event of dissolution, the Company shall conduct only such activities as are necessary to wind up its affairs (including the sale of the assets of the Company in an orderly manner), and the assets of the Company shall be applied, first, as required by Section 18-804(a)(1) of the Act, and then in the manner, and in the order of priority, set forth in Article 5.

          10.3 Gain or Losses in Process of Liquidation. Any gain or loss or disposition of Company property in the process of liquidation shall be credited or charged to the Capital Accounts of Shareholders in accordance with the provisions of Article 3. Any property distributed in kind in the liquidation shall be valued and treated as though the property were sold at its fair market value and the cash proceeds were distributed. The difference between the fair market value of property distributed in kind and its Book Value shall be treated as a gain or loss on the sale of such property and shall be credited or charged to the Capital Account of Shareholders in accordance with Article 3; provided, that no Shareholder shall have the right to request or require the distribution of the assets of the Company in kind.

          10.4 Procedural and Other Matters.


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

               (b) The Certificate may be canceled upon the dissolution and the completion of winding up of the Company, by any Person authorized to cause such cancellation in connection with such dissolution and winding up.


                                   ARTICLE 11

                         Appointment of Attorney-in-Fact

          11.1 Appointment and Powers.


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

          11.2 Presumption of Authority. Any Person dealing with the Company may conclusively presume and rely upon the fact that any instrument referred to above, executed by such Person acting as attorney-in-fact, is authorized, regular and binding, without further inquiry.


                                   ARTICLE 12

                         Certain Provisions Relating to
                  Changes in Control and Business Combinations

          12.1 Definitions. For purposes of this Article 12, the following definitions shall apply:


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

               (e) Any reclassification of securities or recapitalization of the Company, or any merger, consolidation or exchange of Company Interests with any of its Subsidiaries which has the effect, directly or indirectly, in one transaction or series of transactions, of increasing by five percent or more the total number of outstanding Company Interests, the proportionate amount of the outstanding Company Interests or the outstanding number of any class of equity securities of any Subsidiary which is directly or indirectly owned by any Interested Party or any Affiliate of any Interested Party; or

               (f) The receipt by any Interested Party or any Affiliate of any Interested Party (other than the Company or any of its Subsidiaries) of the benefit, directly or indirectly (except proportionately as a holder of Company Interests), of any loan, advance, guarantee, pledge or other financial assistance or any tax credit or other tax advantage provided by the Company or any of its Subsidiaries.

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

          For purposes of determining whether a Person is an Interested Party, the number of Company Interests deemed to be outstanding shall include Company Interests deemed beneficially owned by the Person through the definition of Beneficial Ownership set forth above but shall not include any other Company Interests which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

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

          12.2 Business Combinations.

               (a) Unless an exemption under Section 12.3(c) applies, the Company may not engage in any Business Combination with any Interested Party or any Affiliate of an Interested Party for a period of five years following the most recent date on which such Interested Party became an Interested Party (the "Five Year Tolling Period"), unless:

                    (i) in  addition  to any vote  otherwise  required by law or this Agreement, the Board of Directors of the Company, prior to the most recent date upon which the Interested Party became an Interested Party, approved either the Business Combination or the transaction which resulted in the Interested Party becoming an Interested Party; or

                    (ii) on or subsequent to the date upon which the  Interested
               Party became an Interested Party, the Business Combination is (A) approved by at least two-thirds of the persons who are then members of the Board of Directors and (B) authorized at an annual or special meeting of the Shareholders (and not by written consent) by the affirmative vote of at least two-thirds in interest of the Shareholders, excluding the Company Interests held by an Interested Party who will (or whose Affiliate will be) a party to the Business Combination or by an Affiliate or Associate of that Interested Party, voting together as a single class.

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

          12.3 Exemptions.

               (a) For purposes of this Section 12.3:

               "Announcement Date" means the first general public announcement of the proposal or intention to make a proposal of the Business Combination or its first communication generally to the Shareholders, whichever is earlier;

               "Determination Date" means the most recent date on which the Interested Party became an Interested Party; and

               "Valuation Date" means:

                    (i) For a Business Combination voted upon by the Shareholders, the latter of the day prior to the date of the vote or the day 20 days prior to the consummation of the Business Combination; and

                    (ii) For a Business Combination not voted upon by the Shareholders, the date of the consummation of the Business Combination.

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

                               (1) The highest per Company Interest  price
                           (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Party for any Company Interests of the same class or series acquired by it within the five-year period im-mediately prior to the Announcement Date, over

                               (2) The Market Value per Company  Interest of the
                           same class or series on the first day in such five-year period on which the Interested Party acquired the Company Interests.

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

                    (iii)  After  the  Determination   Date  and  prior  to  the
               consummation of such Business Combination:

                         (A) There shall have been no failure to declare and pay
                    at the regular date therefor (if applicable) any full periodic distributions (whether or not cumulative) on any outstanding Company Interests or other securities of the Company;

                         (B) There  shall have  been:

                               (1) No  reduction in the annual rate of distribu-
                           tions made with respect to any class or series of Company Interests (except as necessary to reflect any subdivision of Company Interests); and

                               (2) An increase in such annual rate of distribu-
                           tions as necessary to reflect any reclassification, recapitalization, reorganization or any similar transaction which has the effect of reducing the
                           number  of  outstanding   Company Interests; and

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

          12.4 Amendment. Notwithstanding any other provisions of this Agreement, this Article 12 may be amended or repealed only by a vote of 80% in interest of all Shareholders, voting together as a single class, excluding Company Interests held by any Interested Party or any Affiliate of an Interested Party.

          12.5 Certain Determinations with Respect to this Article 12. The Board of Directors shall have the power to determine for the purposes of this
     Article 12, on the basis of information known to the Directors: (i) the number of Company Interests of which any Person is the Beneficial Owner,
     (ii) whether a Person is an Affiliate or Associate of another, (iii) whether a Person has an agreement, arrangement or understanding with another as to the matters referred to in the definition of "Beneficial Owner" as hereinabove defined, (iv) whether two or more transactions constitute a "series of transactions," and (v) such other matters with respect to which a determination is required under this Article 12.


                                   ARTICLE 13

               Voting Rights of Certain Control Company Interests

          13.1 Definitions. For purposes of this Article 13, the following definitions shall apply:

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

          13.2 Voting Rights.


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

          13.3 Acquiring Person Statement. Any Person who proposes to make or who has made a Control Company Interests Acquisition may deliver an Acquiring Person statement to the Company at the Company's principal office. The Acquiring Person statement shall set forth all of the following:

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

          13.4 Special Meeting.


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

          13.5 Calls.


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

          13.6 Notice of Meeting.


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

          13.7 Redemption Rights.


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

          13.8 Amendment. Notwithstanding any other provisions of this Agreement, this Article 13 may only be amended or repealed by a vote of 80% in interest of all Shareholders, voting together as a single class, excluding any votes cast with respect to Interested Company Interests.


                                   ARTICLE 14

                            Miscellaneous Provisions

          14.1 Notices.

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

          14.2 Word Meanings. The words such as "herein", "hereinafter", "hereof" and "hereunder" refer to this Agreement as a whole and not merely to a subdivision in which such words appear unless the context otherwise requires. The singular shall include the plural and the masculine gender shall include the feminine and neuter, and vice versa, unless the context otherwise requires.

          14.3 Binding Provisions. The covenants and agreements contained herein shall be binding upon, and inure to the benefit of, the heirs, legal representatives, successors and assignees of the respective parties hereto.

          14.4 Amendment and Modification. Unless otherwise specifically provided in this Agreement, this Agreement may be amended, modified or supplemented only by the vote, at a duly held meeting, of more than 50% in interest of the then-outstanding Common Shares (or, in the case of a written Consent without a meeting, more than 50% in interest of the aggregate then-outstanding Common Shares), voting or acting as one class (and not as separate classes, notwithstanding the fact that there may be members of more than one class voting); provided, however, that Section 8.1 shall not be amended, modified or supplemented, unless such amendment, modification or supplement receives the Consent of at least 80% in interest of the holders of then-outstanding Common Shares.

          14.5 Waiver. The waiver by any party hereto of a breach of any provisions contained herein shall be in writing, signed by the waiving party, and shall in no way be construed as a waiver of any succeeding breach of such provision or the waiver of the provision itself.

          14.6 Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware, without regard to such state's laws concerning conflicts of laws. In the event of a conflict between any provision of this Agreement and any nonmandatory provision of the Act, the provision of this Agreement shall control and take precedence.

          14.7 Separability of Provisions. Each provision of this Agreement shall be deemed severable, and if any part of any provision is held to be illegal, void, voidable, invalid, nonbinding or unenforceable in its entirety or partially or as to any party, for any reason, such provision may be changed, consistent with the intent of the parties hereto, to the extent reasonably necessary to make the provision, as so changed, legal, valid, binding and enforceable. If any provision of this Agreement is held to be illegal, void, voidable, invalid, nonbinding or unenforceable in its entirety or partially or as to any party, for any reason, and if such provision cannot be changed consistent with the intent of the parties hereto to make it fully legal, valid, binding and enforceable, then such provision shall be stricken from this Agreement, and the remaining provisions of this Agreement shall not in any way be affected or impaired, but shall remain in full force and effect.

          14.8 Headings. The headings contained in this Agreement (including but not limited to the titles of the Schedules and Exhibits hereto) have been inserted for the convenience of reference only, and neither such headings nor the placement of any term hereof under any particular heading shall in any way restrict or modify any of the terms or provisions hereof.

          14.9 Further Assurances. The Shareholders shall execute and deliver such further instruments and do such further acts and things as may be required to carry out the intent and purposes of this Agreement.

          14.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same instrument.

          14.11 Entire Agreement. This Agreement, and all Schedules and Exhibits hereto, constitutes the entire agreement between the parties hereto with respect to the transactions contemplated herein, and supersedes all prior understandings or agreements, oral or written, between the parties.

     IN WITNESS WHEREOF, the undersigned, being the Chairman and Chief Executive Officer and the President of the Company, respectively, have executed and delivered this Amended and Restated Certificate of Formation and Operating Agreement on behalf of the Shareholders who have duly approved this Agreement as required by Section 14.4 as of the day and year first-above written.




                    By:  /s/ Mark K. Joseph
                        -------------------------------------------------
                         Name:  Mark K. Joseph
                         Title: Chairman and Chief Executive Officer



                    By:  /s/ Michael L. Falcone
                        -------------------------------------------------
                         Name:  Michael L. Falcone
                         Title: President

                                   EXHIBIT 3.4

                              AMENDED AND RESTATED


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

     2.6. Adjournment. If a quorum is not present at any meeting of Shareholders, the Shareholders present in person or by proxy shall have the power to adjourn any such meeting from time to time until a quorum is present. The Shareholders present in person or by proxy shall have the power to adjourn any meeting of the Shareholders. Notice of any adjourned meeting of Shareholders of the Company need not be given if the place, date, and hour thereof are announced at the meeting at which the adjournment is taken; provided, that if the adjournment is for more than 30 days, a notice of the adjourned meeting, conforming to the requirements of Section 2.3 hereof, shall be given to each Shareholder entitled to vote at such meeting. At any adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted on the original date of the meeting.

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

     3.17. Committees of the Board of Directors. The Board of Directors may, from time to time, establish committees of the Board of Directors to exercise such powers and authorities of the Board of Directors and to perform such other functions, as the Board of Directors may from time to time determine by resolution. Such committees shall be composed of two or more Directors. The Board of Directors shall appoint all members, including the chairman, of each such committee.

                                   ARTICLE IV.

                                    Officers

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

                                  ARTICLE VII.

                               General Provisions

     7.1. Contracts , etc. Except as otherwise provided by applicable law, the terms of the Operating Agreement or these By-Laws, the Board of Directors may authorize any officer or officers, any employee or employees, or any agent or agents, to enter into any contract or to execute, acknowledge or deliver any agreement, deed, mortgage, bond or other instrument in the name of and on behalf of the Company, and to affix the Company's seal, if any, thereon. Such authority may be general or confined to specific instances.

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

                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT


Name of Subsidiary                               Jurisdiction of Organization
------------------                               ----------------------------

Affordable Property Holdings, LLC                          Michigan
CAPREIT Tera Venture, LLC                                  Maryland
FM Sponsor I, LLC                                          Maryland
MEC Bond Warehousing, LLC                                  Maryland
MEC Warehousing, LLC                                       Maryalnd
Midland Advisory Services, Inc.                            Michigan
Midland Capital Corporation                                Michigan
Midland Equity Corporation                                 Florida
Midland Financial Holdings, Inc.                           Florida
Midland Middle Tier I, LP                                  Delaware
Midland Mortgage Investment Corporation                    Florida
Midland Realty Investment Corporation                      Florida
Midland Securities Corporation                             Florida
Midland Special Limited Partner, Inc.                      Florida
Midland Special Partners Corporation                       Washington
MMA Credit Enhancement I, LLC                              Maryland
MMA Servicing, LLC                                         Maryland
MMA Taxable Holdings, LLC                                  Maryland
MMACap, LLC                                                Delaware
Municipal Mortgage & Equity, LLC Employee
     Compensation Trust                                    Delaware
Municipal Mortgage Investments II, LLC                     Maryland
Municipal Mortgage Investments III, LLC                    Maryland
Municipal Mortgage Investments IV, LLC                     Maryland
Municipal Mortgage Investments, LLC                        Maryland
Munimae Enhancement, LLC                                   Maryland
MuniMae Investment Services Corporation                    Maryland
MuniMae Midland Construction Finance, LLC
     (formerly MMA Taxable Structured Finance, LLC)        Maryland
MuniMae Midland Equity I, LLC                              Maryland
MuniMae Midland Equity II, LLC                             Maryland
MuniMae Midland Equity III, LLC                            Maryland
MuniMae Midland Equity IV, LLC                             Maryland
MuniMae Midland Equity Ventures, LLC                       Maryland
MuniMae Midland, LLC (formerly MuniMae Operating, LLC)     Maryland
MuniMae Portfolio Services, LLC
     (formerly Municipal Mortgage Servicing, LLC)          Maryland
MuniMae Structured Finance, LLC                            Maryland
MuniMae Swap Partner, LLC                                  Maryland
MuniMae TE Bond Subsidiary, LLC                            Maryland
MuniMae TEI Holdings, LLC                                  Maryland
SCA Tax Exempt Trust                                       Maryland
TE Bond Holder Associates Limited Partnership              Maryland
Whitehawk Capital Fund IV, LLC                             Maryland
Whitehawk Municipal Finance, LLC                           Delaware

                                   EXHIBIT 23
                      CONSENT OF PRICEWATERHOUSECOOPERS LLP

CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-17427), Form S-8 (No. 333-65461), Form S-8 (No.
333-74056),  and Form S-3/A  (No.333-20945),  S-3/A (No. 333-56049) of Municipal
Mortgage & Equity, LLC of our report dated February 27, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/PricewaterhouseCoopers LLP
-----------------------------
Baltimore, Maryland
March 25, 2003

                                   EXHIBIT 99



                              Officers' Certificate
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Each of the undersigned officers of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company"), hereby certifies that
(i) the Company's Quarterly Report on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.

Date:  March 26, 2003                     /s/ Mark K. Joseph
                                         -------------------------------------
                                          Name:    Mark K. Joseph
                                          Title:   Chief Executive Officer and
                                                     Chairman of the Board


                                          /s/ William S. Harrison
                                         -------------------------------------
                                          Name:    William S. Harrison
                                          Title:   Senior Vice President and
                                                     Chief Financial Officer