Form 10-Q
period 2003-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2003-05-12
CIK 1003201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 2003


                        Commission File Number: 001-11981

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                           52-1449733
                 ----------                         ------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

   218 North Charles Street, Suite 500,                 21201
            Baltimore, Maryland
 ---------------------------------------            -----------
 (Address of Principal Executive Offices)            (Zip Code)

                                 (443) 263-2900
                                ----------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x]   No [  ]

     The Registrant had 28,869,553 common shares outstanding as of May 5, 2003.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-Q



Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       24

Item 4.   Controls and Procedures                                          24

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 24

Signatures                                                                 25

Certifications                                                             26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                               MUNICIPAL MORTGAGE & EQUITY, LLC
                                                  CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share data)

                                                                                       (unaudited)
                                                                                      March 31, 2003         December 31, 2002
                                                                                   --------------------    ---------------------
ASSETS
Investment in tax-exempt bonds, net (Note 2)                                                 $ 801,288                $ 770,345
Loans receivable, net (Note 3)                                                                 440,112                  461,448
Investments in partnerships                                                                     98,756                   99,966
Residual interests in bond securitizations (Note 4)                                             10,999                   11,039
Investment in derivative financial instruments (Note 5)                                         18,404                   18,762
Cash and cash equivalents                                                                       47,274                   43,745
Interest receivable                                                                             18,712                   16,157
Restricted assets                                                                               43,582                   40,318
Other assets (Note 6)                                                                           30,164                   46,592
Mortgage servicing rights, net                                                                  11,059                   11,009
Goodwill                                                                                        33,589                   33,537
                                                                                   --------------------    ---------------------
Total assets                                                                               $ 1,553,939              $ 1,552,918
                                                                                   ====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 7)                                                                       $ 381,073                $ 450,924
Short-term debt (Note 7)                                                                       219,590                  219,945
Long-term debt (Note 7)                                                                        146,987                  147,357
Residual interests in bond securitizations (Note 4)                                              1,438                    1,447
Investment in derivative financial instruments (Note 5)                                         46,128                   49,359
Accounts payable and accrued expenses                                                            8,324                   14,113
Unearned revenue and other liabilities                                                          19,734                   19,250
Distributions payable                                                                            2,994                    2,994
                                                                                   --------------------    ---------------------
Total liabilities                                                                              826,268                  905,389
                                                                                   --------------------    ---------------------

Commitments and contingencies (Note 8)                                                               -                        -

Preferred shareholders' equity in a subsidiary company                                         160,465                  160,465

Shareholders' equity:
Common shares, par value $0 (32,303,599 shares authorized, including 28,869,430 shares issued and outstanding, and 32,311 deferred shares at March 31, 2003 and 29,083,599 authorized, 25,571,580 shares issued and outstanding, and
    29,844 deferred shares at December 31, 2002)                                               547,516                  471,946
Less common shares held in treasury at cost (55,444 at March 31, 2003 and
    December 31, 2002)                                                                            (857)                    (857)
Less unearned compensation (deferred shares) (Note 12)                                          (3,278)                  (3,274)
Accumulated other comprehensive income                                                          23,825                   19,249
                                                                                   --------------------    ---------------------
Total shareholders' equity                                                                     567,206                  487,064
                                                                                   --------------------    ---------------------

Total liabilities and shareholders' equity                                                 $ 1,553,939              $ 1,552,918
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




                                        MUNICIPAL MORTGAGE & EQUITY, LLC
                                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except share and per share data)
                                                   (unaudited)

                                                                             For the three months ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                               2003             2002
                                                                          --------------   --------------
INCOME:
Interest income
      Interest on bonds and residual interests in bond securitizations     $     15,985     $     15,162
      Interest on loans                                                           9,503            8,430
      Interest on short-term investments                                            192              487
                                                                          --------------   --------------
         Total interest income                                                   25,680           24,079
                                                                          --------------   --------------
Fee income
      Syndication fees                                                            1,411            1,618
      Origination fees                                                              698            1,089
      Loan servicing fees                                                         1,909            1,908
      Asset management and advisory fees                                          1,076              867
      Other income                                                                2,197            1,145
                                                                          --------------   --------------
         Total fee income                                                         7,291            6,627
                                                                          --------------   --------------
Net gain on sales                                                                 1,278            2,166
                                                                          --------------   --------------
Total income                                                                     34,249           32,872
                                                                          --------------   --------------
EXPENSES:
Interest expense                                                                 10,368            8,972
Salaries and benefits                                                             5,966            4,827
General and administrative                                                        1,656            1,726
Professional fees                                                                   989              637
Amortization of mortgage servicing rights and other intangibles                     389              318
                                                                          --------------   --------------
Total expenses                                                                   19,368           16,480
                                                                          --------------   --------------
Net holding gains on derivatives                                                  2,873            3,112
Impairments and valuation allowances related to investments (Notes 2 and 3)           -             (110)
Net losses from equity investments in partnerships                                 (747)            (323)
                                                                          --------------   --------------
Net income before income taxes and income allocated to
      preferred shareholders in a subsidiary company                             17,007           19,071
Income tax expense                                                                   68            1,031
                                                                          --------------   --------------
Net income before income allocated to preferred shareholders
      in a subsidiary company                                                    16,939           18,040
Income allocable to preferred shareholders in a subsidiary company                2,994            2,994
                                                                          --------------   --------------
Net income                                                                 $     13,945     $     15,046
                                                                          ==============   ==============
Net income allocated to:
      Term growth shares                                                   $          -     $        153
                                                                          ==============   ==============
      Common shares                                                        $     13,945     $     14,893
                                                                          ==============   ==============
Basic earnings per common share:
      Basic earnings per common share                                      $       0.51     $       0.63
                                                                          ==============   ==============
      Weighted average common shares outstanding                             27,342,870       23,584,635
Diluted earnings per common share:
      Diluted earnings per common share                                    $       0.50     $       0.62
                                                                          ==============   ==============
      Weighted average common shares outstanding                             27,681,511       24,200,030

The accompanying notes are an integral part of these financial statements.




                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (In thousands)
                                                 (unaudited)

                                                                                  For the three months ended
                                                                                            March 31,
                                                                               ---------------------------------
                                                                                    2003              2002
                                                                               ----------------  ---------------
Net income                                                                         $   13,945      $    15,046
                                                                               ----------------  ---------------
Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                         4,576           (4,134)
    Reclassification adjustment for gains included in net income                            -             (956)
                                                                               ----------------  ---------------
Other comprehensive income (loss)                                                       4,576           (5,090)
                                                                               ----------------  ---------------
Comprehensive income                                                               $   18,521      $     9,956
                                                                               ================  ===============

The accompanying notes are an integral part of these financial statements.




                                             MUNICIPAL MORTGAGE & EQUITY, LLC
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                             --------------------------------
                                                                                                   2003             2002
                                                                                             ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $     13,945     $     15,046
Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to preferred shareholders in a subsidiary company                                2,994            2,994
    Net holding gains on trading securities                                                          (2,873)          (3,112)
    Impairments and valuation allowances related to investments                                           -              110
    Net gain on sales                                                                                (1,278)          (2,166)
    Loss from investments in partnerships                                                               747              323
    Distributions received from investments in partnerships                                           1,714              128
    Net amortization of premiums, discounts and fees on investments                                    (116)              18
    Depreciation and amortization                                                                       531              459
    Tax benefit from deferred share benefit                                                             313              171
    Deferred share compensation expense                                                                 444              448
    Common and deferred shares issued under the Non-Employee Directors' Share Plans                      67               45
Net change in assets and liabilities:
    (Increase) decrease in interest receivable                                                       (2,555)             670
    Decrease in other assets and goodwill                                                            16,275            4,627
    Decrease in accounts payable, accrued expenses and other liabilities                             (5,305)          (5,376)
                                                                                             ---------------  ---------------
Net cash provided by operating activities                                                            24,903           14,385
                                                                                             ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations                        (27,345)         (32,156)
Loan originations                                                                                   (89,078)         (85,870)
Purchases of property and equipment                                                                     (78)            (132)
Net (investment) reduction in restricted assets                                                      (3,264)           2,165
Principal payments received                                                                         112,317          144,158
Investments in partnerships                                                                         (19,770)          (6,519)
Return of capital invested in partnerships                                                           18,617                -
Proceeds from sales of investments                                                                        -            4,179
                                                                                             ---------------  ---------------
Net cash (used in) provided by investing activities                                                  (8,601)          25,825
                                                                                             ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                                   167,522          101,296
Repayment of credit facilities                                                                     (237,373)        (187,602)
Proceeds from short-term debt                                                                             -            3,905
Repayment of short-term debt                                                                           (355)         (28,965)
Proceeds from long-term debt                                                                              -            3,538
Repayment of long-term debt                                                                            (370)             (49)
Issuance of common shares                                                                            71,944           77,547
Redemption of preferred shares                                                                            -          (19,298)
Proceeds from stock options exercised                                                                   188              611
Distributions on common shares                                                                      (11,335)          (9,831)
Distributions to preferred shareholders in a subsidiary company                                      (2,994)          (2,960)
                                                                                             ---------------  ---------------
Net cash used in financing activities                                                               (12,773)         (61,808)
                                                                                             ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                                                  3,529          (21,598)
Cash and cash equivalents at beginning of period                                                     43,745           97,373
                                                                                             ---------------  ---------------
Cash and cash equivalents at end of period                                                     $     47,274     $     75,775
                                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                  $     10,238     $      8,608
                                                                                             ===============  ===============
Income taxes paid                                                                              $         64     $        220
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




                                                 MUNICIPAL MORTGAGE & EQUITY, LLC
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (In thousands, except share data) (unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                           Common       Treasury     Unearned     Comprehensive
                                                           Shares        Shares    Compensation       Income          Total
                                                       -------------  ----------- -------------- --------------- ---------------
Balance, January 1, 2003                                $   471,946    $    (857)   $   (3,274)    $    19,249     $   487,064
     Net income                                              13,945            -             -               -          13,945
     Unrealized gains on investments, net of
       reclassifications                                          -            -             -           4,576           4,576
     Distributions                                          (11,335)           -             -               -         (11,335)
     Options exercised                                          188            -             -               -             188
     Issuance of common shares                               71,953            -             -               -          71,953
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 12)            58            -             -               -              58
     Deferred share grants (Note 12)                            900            -          (900)              -               -
     Forfeiture of deferred shares                             (452)           -           452                               -
     Amortization of deferred compensation (Note 12)              -            -           444               -             444
     Tax benefit from exercise of options and
       vesting of deferred shares                               313            -             -               -             313
                                                       -------------  ----------- -------------- --------------- ---------------
Balance, March 31, 2003                                 $   547,516    $    (857)   $   (3,278)    $    23,825     $   567,206
                                                       =============  =========== ============== =============== ===============


                                                          Common       Treasury
 SHARE ACTIVITY:                                          Shares        Shares
                                                       -------------  -----------
Balance, January 1, 2003                                 25,545,980       55,444
     Options exercised                                       10,000            -
     Issuance of common shares                            3,220,381            -
     Issuance of common shares under
        employee share incentive plans (Note 12)             67,469            -
     Deferred shares issued under the
       Non-Employee Directors' Share Plans (Note 12)          2,467            -
                                                       -------------  -----------
Balance, March 31, 2003                                  28,846,297       55,444
                                                       =============  ===========

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

     The Company also invests in (1) other housing-related debt and equity investments, including equity investments in income-producing real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments.

     The Company also acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors, including the Federal National Mortgage Association ("Fannie Mae") and a number of corporate investors. The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Company's 2002 Form 10-K"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

     The Company posts all Securities and Exchange Commission reports on their website at http://www.munimaemidland.com. These reports are available free of charge.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a Company's equity investment in a variable interest entity ("VIE") if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 is effective for the first interim reporting period after June 15, 2003. No VIEs were created during the quarter ended March 31, 2003. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

NOTE 2 - INVESTMENT IN TAX-EXEMPT BONDS

     The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans or tax levies on the underlying properties. The
Company's sources of capital to fund these lending activities include proceeds from equity offerings, securitizations, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period. For further discussion of the general terms of tax-exempt bonds see Note 1 to the Company's 2002 Form 10-K.

     As of March 31, 2003 and December 31, 2002, the Company held $801.3 million and $770.3 million of tax-exempt bonds, respectively. The following table summarizes tax-exempt bonds by type.




                                                                   March 31, 2003
                                             --------------------------------------------------------------
                                                  Face         Amortized       Unrealized         Fair
(000s)                                           Amount          Cost          Gain (Loss)        Value
                                             -------------   -------------    ------------   --------------

Non-participating bonds                         $ 678,542       $ 648,146        $ (1,157)    $    646,989

Participating bonds                                82,735          81,839           2,506           84,345

Subordinate non-participating bonds                19,037          17,698             153           17,851

Subordinate participating bonds                    58,890          35,799          16,304           52,103
                                             -------------   -------------    ------------   --------------

Total                                           $ 839,204       $ 783,482        $ 17,806        $ 801,288
                                              =============   =============    ============   ==============


                                                                  December 31, 2002
                                             --------------------------------------------------------------
                                                  Face        Amortized        Unrealized        Fair
(000s)                                           Amount          Cost          Gain (Loss)       Value
                                             -------------   -------------    ------------   --------------

Non-participating bonds                         $ 651,737       $ 621,594        $ (4,692)    $    616,902

Participating bonds                                82,852          81,956           1,893           83,849

Subordinate non-participating bonds                19,039          17,700             106           17,806

Subordinate participating bonds                    58,890          35,799          15,989           51,788
                                             -------------   -------------    ------------   --------------

Total                                           $ 812,518       $ 757,049        $ 13,296        $ 770,345
                                             =============   =============    ============   ==============



     During the first quarter of 2003, the Company invested in tax-exempt bonds with a face amount of $18.7 million for $18.7 million. These investments represent new primary investments (bonds which the Company originated).

     In order to facilitate the securitization (see Note 1 to the Company's 2002 Form 10-K) of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At March 31, 2003 and December 31, 2002, the total carrying amount of the tax-exempt bonds pledged as collateral for such trusts and facilities was $387.8 million and $372.9 million, respectively.

NOTE 3 - LOANS RECEIVABLE

     The Company's loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. For further discussion of the general terms of loans held by the Company see the description of mortgage banking activities in Note 1 to the Company's 2002 Form 10-K. The following table summarizes loans receivable by loan type at March 31, 2003 and December 31, 2002.


(000s)                             March 31, 2003       December 31, 2002
                                --------------------   -------------------
Loan Type:
Construction loans                      $   304,406           $   300,266
Taxable permanent loans                      12,671                44,665
Supplemental loans                           87,623                80,459
Other taxable loans                          36,484                37,130
                                --------------------   -------------------
                                            441,184               462,520
Allowance for loan losses                    (1,072)               (1,072)
                                --------------------   -------------------

Total                                   $   440,112           $   461,448
                                ====================   ===================


     The Company pledges its construction loans and permanent loans as collateral for the Company's notes payable and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At March 31, 2003 and December 31, 2002, the total carrying amount of the loans receivable pledged as collateral was $357.0 million and $417.1 million, respectively.

NOTE 4 - RESIDUAL INTERESTS IN BOND SECURITIZATIONS

     At March 31, 2003 and December 31, 2002, the Company's residual interests in bond securitizations are investments in Residual Interest Tax-Exempt Securities Receipts ("RITESSM"). For further discussion of the Company's securitization programs see Note 1 to the Company's 2002 Form 10-K. The following table provides certain information with respect to the residual interests in bond securitizations held by the Company at March 31, 2003 and December 31, 2002.


(000s)                                                       March 31, 2003
                       -------------------------------------------------------------------------------------------
                                                                                     Fair Value (1)
                          Face         Amortized      Unrealized     ---------------------------------------------
                         Amount          Cost         Gain (Loss)       Assets       Liabilities (2)      Net
                       ------------   ------------   -------------   -------------   --------------   ------------

Total RITESSM (3)            $ 329        $ 3,542         $ 6,019        $ 10,999         $ (1,438)       $ 9,561
                       ============   ============   =============   =============   ==============   ============

(000s)                                                     December 31, 2002
                       -------------------------------------------------------------------------------------------
                                                                                      Fair Value (1)
                          Face         Amortized      Unrealized     ---------------------------------------------
                         Amount           Cost        Gain (Loss)        Assets       Liabilities (2)      Net
                       ------------   ------------   -------------   -------------   --------------   ------------

Total RITESSM (3)            $ 334        $ 3,639         $ 5,953        $ 11,039         $ (1,447)       $ 9,592
                       ============   ============   =============   =============   ==============   ============

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

(3)  The amount of outstanding  Puttable  Floating  Option  Tax-Exempt  Receipts
     ("P-FloatsSM"), which are senior to the Company's RITESSM investments and which are not reflected in the Company's balance sheet, was $177.6 million and $177.8 million at March 31, 2003 and December 31, 2002, respectively.



     The Company did not purchase or sell any RITESSM interests in the first quarter of 2003.

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

         At March 31, 2003 and December 31, 2002, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITESSM would have the following impact.



(000s)                                                  March 31, 2003         December 31, 2002
                                                       ----------------       -------------------
Fair value of retained interests, net                         $9,561                   $9,592
Residual cash flows discount rate (annual rate)          3.2% - 8.6%              3.8% - 8.1%
Impact on fair value of 10% adverse change                  ($8,963)                 ($9,108)
Impact on fair value of 20% adverse change                 ($17,162)                ($17,444)



     The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.


NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At March 31, 2003 and December 31, 2002, the Company's investments in derivative financial instruments consisted of interest rate swaps and put option contracts. For further discussion of the Company's investment in derivative financial instruments see Note 6 to the Company's 2002 Form 10-K. The Company did not purchase or sell any derivative financial instruments in the first quarter of 2003. The following table provides certain information with respect to the derivative financial instruments held by the Company at March 31, 2003 and December 31, 2002.




                                                          March 31, 2003                              December 31, 2002
                                        --------------------------------------------- ---------------------------------------------
(000s)                                    Notional    Fair Value (2)                    Notional    Fair Value (2)
                                         Amount (1)       Assets       Liabilities(3)   Amount (1)       Assets      Liabilities(3)
                                        ------------ ---------------- --------------- ------------ ---------------- ---------------
Interest rate swap agreements            $ 349,810       $ 18,404       $ (46,128)     $ 349,810       $ 18,762       $ (49,359)
Put option agreements                       98,539              -               -         98,539              -               -
                                                     ---------------- ---------------              ---------------- ---------------

Total investment in derivative financial instruments     $ 18,404       $ (46,128)                     $ 18,762       $ (49,359)
                                                     ================ ===============              ================ ===============

(1) For the interest rate swap agreements, notional amount represents total amount of the Company's interest rate swap contracts ($598,415 as of March
     31, 2003 and December 31, 2002, respectively) less the total amount of the Company's reverse interest rate swap contracts ($248,605 as of March 31, 2003 and December 31, 2002, respectively). For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.


(2) The amounts disclosed represent the net fair values of all the Company's derivatives at the reporting date.

(3) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.



NOTE 6 - OTHER ASSETS

     The Company's investment in other assets includes prepaid expenses, other receivables, debt issue costs, property and equipment, and certain investments in interest-only securities. Included in the other asset balance at March 31, 2003 and December 31, 2002, is $7.3 million and $23.3 million, respectively, of receivables due from various syndicated low-income housing tax credit funds (for further discussion of syndicated low-income housing tax credit funds, see Note 1 to the Company's 2002 Form 10-K). The decrease in this receivable from December 31, 2002 to March 31, 2003 is due to certain funds repaying the Company after obtaining an alternative source of financing.

NOTE 7 - NOTES PAYABLE AND DEBT

     The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and
(4) warehouse permanent loans before they are sold. The Company's short- and long-term debt relates to securitization transactions that the Company has recorded as borrowings (see Notes 1 and 9 to the Company's 2002 Form 10-K). The following table summarizes notes payable and debt at March 31, 2003 and December 31, 2002.




(000s)                                              Total of Facilities    March 31, 2003   December 31, 2002
                                                   --------------------- ----------------- -------------------
Short-term notes payable                                    N/A                  123,635            $ 126,410
Lines of credit  - unaffiliated entities             $         154,000            59,834              110,821
Lines of credit - affiliated entities                $         240,000            45,181               89,053
Short-term debt                                             N/A                  219,590              219,945
                                                                         ----------------- --------------------
Total short-term notes payable and debt                                          448,240              546,229
                                                                         ----------------- --------------------

Long-term notes payable                                     N/A                  152,423              124,640
Long-term debt                                              N/A                  146,987              147,357
                                                                         ----------------- --------------------
Total long-term notes payable and debt                                           299,410              271,997
                                                                         ----------------- --------------------

Total notes payable and debt                                                    $ 747,650            $ 818,226
                                                                         ================= ====================



Covenant Compliance

     Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, collateral and other terms and conditions. The Company was in compliance with its debt covenants at March 31, 2003.


NOTE 8 - GUARANTEES, COMMITMENTS AND CONTINGENCIES

     For discussion of the Company's commitments and contingencies see Note 11 to the Company's 2002 Form 10-K. Since December 31, 2002, there has been no material change to the information related to commitments and contingencies.

Guarantees

     The Company's maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The Company recognizes contingent liabilities on guarantees when the losses are probable and can be reasonably estimated.

     The following table summarizes the Company's guarantees by type at March 31, 2003.


    (in millions)                                                               March 31, 2003
                                              ----------------------------------------------------------------------------------
                                               Maximum     Carrying
               Guarantee               Note    Exposure     Amount               Supporting Collateral
    -------------------------------- -------- ----------- ----------- ----------------------------------------------------------
    Loss-Sharing Agreement with Fannie
    Mae and GNMA/HUD                   (1)       $ 170.4         $ -  $5.0 million Letter of Credit pledged
    Bank Line of Credit Guarantees     (2)         105.0           -  Investment in partnership and loans totaling $87.6 million


    Tax Credit Related Guarantees      (3)          42.8         0.1  None
    Other Financial/Payment Guarantees (4)         408.9         1.8  None
    Put Options                        (5)         101.6           -  $30 million of loans and tax-exempt bonds
    Letter of Credit Guarantees        (6)          25.8           -  None
    Indemnification Contracts          (7)          13.6           -  None
                                              ----------- -----------
                                                 $ 868.1       $ 1.9
                                              =========== ===========


Notes:

(1) As a Fannie Mae DUS lender and Government National Mortgage Association ("GNMA") loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on DUS and GNMA loans. As a DUS lender, the Company must maintain a minimum net worth and collateral with a custodian. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 30 years.

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

(5) The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates between February 1, 2006 and February 26, 2008.

(6) The Company, or its subsidiaries, provide a guarantee of the repayment on losses incurred under letters of credit issued by third parties or provide a guarantee to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2004 and September 1, 2017.

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

NOTE 9 - COMMON SHARE OFFERING

     In February 2003, the Company sold to the public 2.8 million common shares at a price of $23.60 per share and granted the underwriters an option to purchase up to an aggregate of 420,000 common shares to cover over-allotments at the same price. Net proceeds on the 2.8 million shares approximated $62.5 million. On February 11, 2003, the underwriters exercised their option to purchase 420,000 common shares, generating net proceeds of approximately $9.4 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.


NOTE 10 - EARNINGS PER SHARE

         The following table reconciles the numerators and denominators in the basic and diluted earnings per share ("EPS") calculations for common shares for the three months ended March 31, 2003 and 2002. The effect of all potentially dilutive securities was included in the calculation.


                                           For the three months ended March 31, 2003    For the three months ended March 31, 2002
                                             Income          Shares        Per Share      Income         Shares        Per Share
                                           (Numerator)    (Denominator)     Amount     (Numerator)   (Denominator)       Amount
                                          -------------   --------------  ----------  -------------  ---------------  ------------
(000s, except share and per share data)

Basic EPS

Income allocable to common shares             $ 13,945       27,342,870      $ 0.51       $ 14,893       23,584,635        $ 0.63
                                                                          ==========                                  ============

Effect of Dilutive Securities

Options and deferred shares                          -          338,641                          -          482,540

Earnings contingency                                 -                -                          -          132,855
                                          -------------   --------------              -------------  ---------------

Diluted EPS

Income allocable to common shares
   plus assumed conversions                   $ 13,945       27,681,511      $ 0.50       $ 14,893       24,200,030        $ 0.62
                                          =============   ==============  ==========  =============  ===============  ============


NOTE 11 - DISTRIBUTIONS

     On April 17, 2003, the Board of Directors declared a distribution of $0.4450 for the three months ended March 31, 2003, to common shareholders of record on April 28, 2003. The payment date was May 9, 2003.

NOTE 12 - NON-EMPLOYEE DIRECTORS' SHARE PLANS AND EMPLOYEE SHARE INCENTIVE PLANS

     The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 1 and Note 15 to the Company's 2002 Form 10-K) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options issued under the plans during the first quarter of 2003. There were no options issued in the first quarter of 2002. The Company estimated the fair value of each option awarded in the first quarter of 2003 using the Black-Scholes option-pricing model with the following assumptions.


                                                           For the Three
                                                            Months Ended
                                                           March 31, 2003
                                                       -----------------------
Risk-free interest rate                                                3%
Dividend yield                                                       7.5%
Volatility                                                            20%
Expected option life                                            7.5 years
Weighted average fair value of options                    $          1.40


     The following table illustrates the effect on net income and earnings per share as if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Financial Accounting Standards No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure."


                                                            For the Three
                                                             Months Ended
(000s)                                                      March 31, 2003
                                                         --------------------
Net income allocated to common shares, as reported                  $ 13,945
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                                    (10)
                                                         --------------------
Net income allocated to common shares, pro forma                    $ 13,935
                                                         ====================
Earnings per common share:
   Basic - as reported                                              $   0.51
                                                         ====================
   Basic - pro forma                                                $   0.51
                                                         ====================
   Diluted - as reported                                            $   0.50
                                                         ====================
   Diluted - pro forma                                              $   0.50
                                                         ====================



NOTE 13 - BUSINESS SEGMENT REPORTING

     The Company has two reportable business segments: (1) an operating segment consisting of subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's 2002 Form 10-K. A complete description of the Company's reporting segments is described in Note 18 to the Company's 2002 Form 10-K.

     The following table reflects the results of the Company's business segments for the three months ended March 31, 2003 and 2002.



                                                        Municipal Mortgage & Equity, LLC
                                       Segment Reporting for the three months ended March 31, 2003 and 2002
                                                          (in thousands) (unaudited)


                                                                                For the three months ended March 31, 2003
                                                                      ------------------------------------------------------------
                                                                                                                        Total
                                                                       Investing       Operating      Adjustments    Consolidated
                                                                      ------------   ------------   --------------- --------------
INCOME:
Interest income
  Interest on bonds and residual interest in bond securitizations          15,739            246              -        15,985
  Interest on loans                                                           829          8,674              -         9,503
  Interest on short-term investments                                        1,197             61         (1,066)(1)       192
                                                                      ------------   ------------   --------------  --------------
   Total interest income                                                   17,765          8,981         (1,066)       25,680
                                                                      ------------   ------------   --------------  --------------
Fee income
  Syndication fees                                                              -          1,411              -         1,411
  Origination fees                                                              -          1,160           (462)(2)       698
  Loan servicing fees                                                           -          1,909              -         1,909
  Asset management and advisory fees                                            -          1,076              -         1,076
  Other income                                                              1,308            889              -         2,197
                                                                      ------------   ------------   --------------  --------------
    Total fee income                                                        1,308          6,445           (462)        7,291
                                                                      ------------   ------------   --------------  --------------
Net gain on sales                                                               -          1,278              -         1,278
                                                                      ------------   ------------   --------------  --------------
Total Income                                                               19,073         16,704         (1,528)       34,249
                                                                      ------------   ------------   --------------  --------------
Expenses:
Interest expense                                                            3,491          7,943         (1,066)(1)    10,368
Salaries and benefits                                                         473          5,493              -         5,966
General and administrative                                                    553          1,103              -         1,656
Professional fees                                                             544            445              -           989
Amortization of mortgage servicing rights and other intangibles                 -            389              -           389
                                                                      ------------   ------------   --------------  --------------
Total expenses                                                              5,061         15,373         (1,066)       19,368
                                                                      ------------   ------------   --------------  --------------
Net holding gains on derivatives                                            2,873              -              -         2,873
Impairments and valuation allowances related to investments                     -              -              -             -
Net losses from equity investments in partnerships                              -           (747)             -          (747)
                                                                      ------------   ------------   --------------  --------------
Net income before income taxes and income allocated to
    preferred shareholders in a subsidiary company                         16,885            584           (462)       17,007
Income tax expense                                                              -             68              -            68
                                                                      ------------   ------------   --------------  --------------
Net income before income allocated to preferred shareholders
    in a subsidiary company                                                16,885            516           (462)       16,939
Income allocable to preferred shareholders in a subsidiary company          2,994              -              -         2,994
                                                                      ------------   ------------   --------------  --------------
Net income                                                                 13,891            516           (462)       13,945
                                                                      ============   ============   ============--  ==============




                                                                                For the three months ended March 31, 2002
                                                                      ------------------------------------------------------------
                                                                                                                        Total
                                                                       Investing      Operating      Adjustments     Consolidated
                                                                      ------------   ------------   --------------  --------------
INCOME:
Interest income
  Interest on bonds and residual interest in bond securitizations          14,108          1,054                -         15,162
  Interest on loans                                                           848          7,582                -          8,430
  Interest on short-term investments                                          441             46                -            487
                                                                      ------------   ------------   --------------  --------------
    Total interest income                                                  15,397          8,682                -         24,079
                                                                      ------------   ------------   --------------  --------------
Fee income
  Syndication fees                                                              -          1,618                -          1,618
  Origination fees                                                              -          1,508             (419)(2)      1,089
  Loan servicing fees                                                           -          1,908                -          1,908
  Asset management and advisory fees                                            -            867                -            867
  Other income                                                                357            788                -          1,145
                                                                      ------------   ------------   --------------  --------------
    Total fee income                                                          357          6,689             (419)         6,627
                                                                      ------------   ------------   --------------  --------------
Net gain on sales                                                             956          1,210                -          2,166
                                                                      ------------   ------------   --------------  --------------
Total Income                                                               16,710         16,581             (419)        32,872
                                                                      ------------   ------------   --------------  --------------
Expenses:
Interest expense                                                            2,389          6,583                -          8,972
Salaries and benefits                                                       1,108          3,719                -          4,827
General and administrative                                                    413          1,313                -          1,726
Professional fees                                                             (25)           662                -            637
Amortization of mortgage servicing rights and other intangibles                 -            318                -            318
                                                                      ------------   ------------   --------------  --------------
Total expenses                                                              3,885         12,595                -         16,480
                                                                      ------------   ------------   --------------  --------------
Net holding gains on derivatives                                            3,112              -                -          3,112
Impairments and valuation allowances related to investments                  (110)             -                -           (110)
Net losses from equity investments in partnerships                              -           (323)               -           (323)
                                                                      ------------   ------------   --------------  --------------
Net income before income taxes and income allocated to
    preferred shareholders in a subsidiary company                         15,827          3,663             (419)        19,071
Income tax expense                                                              -          1,031                -          1,031
                                                                      ------------   ------------   --------------  --------------
Net income before income allocated to preferred shareholders
    in a subsidiary company                                                15,827          2,632             (419)        18,040
Income allocable to preferred shareholders in a subsidiary company          2,994              -                -          2,994
                                                                      ------------   ------------   --------------  --------------
Net income                                                                 12,833          2,632             (419)        15,046
                                                                      ============   ============   ============== ===============


Notes:

(1) Adjustments represents intercompany interest income and expense that are eliminated in consolidation.

(2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Business

     The Company provides debt and equity financing to developers of multifamily housing. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Interest income derived from the majority of these bond investments is exempt income for federal income tax purposes. Multifamily housing developments, as well as the rents paid by the tenants, secure these investments. The Company is also a mortgage banker. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

     The Company also invests in (1) other housing-related debt and equity investments, including equity investments in income-producing real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and (2) tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other lot owners of those developments.

     The Company also acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors, including Fannie Mae and a number of corporate investors. The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated.

Liquidity and Capital Resources

     The Company's sources of capital to fund its tax-exempt bond lending activities include proceeds from equity offerings, securitizations, and draws on lines of credit. The Company's sources of capital to fund its mortgage banking activities include (1) warehousing facilities and short-term lines of credit with commercial banks and pension funds, (2) debt and equity financings, either through the Midland Affordable Housing Group Trust or the Midland Multifamily Equity REIT ("MMER"), and (3) working capital.

     The Company relies on the regular availability of capital from pension funds, government sponsored entities ("GSEs"), equity offerings, bank lines of credit and securitization transactions to finance its growth. The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders and funding of mortgage banking activities, from equity offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2003 and future years. The Company expects it will need $300 to $400 million in new capital to meet its 2003 production targets for its lending and tax credit equity businesses. The Company's February 2003 equity offering generated net proceeds of $71.9 million to satisfy a portion of the new capital needed. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs. If the Company is unable to secure the remaining additional capital needed during 2003, its production targets may decrease by $400 to $450 million.

     For the three months ended March 31, 2003, the Company structured $32.1 million in tax-exempt bond transactions. This includes both construction and permanent transactions because, although they relate to the same loans, the Company counts them as separate loans for consistency with tracking of taxable lending, where construction and permanent loans are legally distinct loans. In addition, the Company originated $38.6 million of construction loans, $37.2 million of permanent loans and $16.8 million of supplemental loans. The Company also closed $35.3 million for investment in syndicated tax credit equity funds and originated $3.3 million of conventional market rate equity transactions.

     Since December 31, 2002, there has been no material change to the information related to the Company's liquidity and capital resources except as discussed below.

Pension Funds

     MMER is a Maryland real estate investment trust established by a group of pension funds that the Company has had relationships with for over twenty-five years. In 2001, four pension funds subscribed to invest a total of $70 million in MMER. In 2002, two of the funds subscribed to an additional $30 million. As of March 31, 2003, $70 million of the total $100 million subscription has been received by MMER.

Equity Offerings

     In February 2003, the Company sold to the public 3.2 million common shares (including the entire underwriters' over-allotment option) at a price of $23.60 per share. Net proceeds of this offering were $71.9 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Leverage

     The  Company's  leverage  ratio was  50.7% and 55.8% at March 31,  2003 and
December 31, 2002, respectively. This leverage ratio is based on total debt (notes payable, short- and long-term debt) divided by the Company's total capitalization (notes payable, short- and long-term debt, preferred shareholders' equity in a subsidiary company, and shareholders' equity). Management includes short-term debt in this calculation because of the importance of short-term debt to the Company's management of its overall cost of capital. It should be noted that this leverage ratio is one of many ways to measure leverage. For example, as of March 31, 2003, this ratio excludes $245.1 million of securitization interests that are senior to the Company's investments that were previously accounted for as sales and includes $157.5 million of construction loans where the economic risk belongs to a third party.

         The Company will continue to try to maintain overall leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, and other assets not leveraged at all.

Factors that Could Affect Future Results

     The Company's 2002 Form 10-K contains a detailed description of the Company's factors that could affect future results. Since December 31, 2002, there has been no material change to the information related to factors that could affect future results.

Contractual Obligations

     The Company's 2002 Form 10-K contains a description of the Company's material contractual obligations. Since December 31, 2002, there has been no material change to the information related to contractual obligations.

Guarantees and Off-Balance Sheet Arrangements

     The Company's 2002 Form 10-K contains a summary of the Company's guarantees and off-balance sheet arrangements. Since December 31, 2002, there has been no material change to the information related to guarantees and off-balance sheet obligations. See Note 8 for a table that summarizes the Company's guarantees by type as of March 31, 2003.

Dividend Policy and Cash Available for Distribution

     Consistent with its strategy of maximizing shareholder value through steady increases in cash distributions to shareholders, the Company uses cash available for distribution ("CAD") as a primary measure of its ability to pay distributions. The Company believes CAD is the most relevant measure of its ability to pay distributions, as CAD is a measure of current earnings. The
Company uses this measure of current earnings as a basis for declaring its quarterly distributions.

     CAD differs from net income because of variations between GAAP income and actual cash received. There are three primary differences between CAD and GAAP income. The first is the treatment of loan origination fees, which for CAD purposes are recognized as income when received but for GAAP purposes are amortized into income over the life of the associated investment. The second difference is the non-cash gain and loss recognized for GAAP associated with valuations, sales of investments and capitalization and amortization of mortgage servicing rights, which are not included in the calculation of CAD. The third difference is the treatment of the Company's investments in partnerships. For GAAP, the Company records its allocable share of the income (loss) from the partnership as income, while for CAD reporting, the Company records the cash distributions it receives from the partnership as income.

     Since the first quarter of 2002, when the Company completed the redemption of preferred shares and term growth shares, the Company's entire net cash flow has been available for distribution to the common shares. The Company's current policy is to distribute to common shareholders at least 80% of its annual CAD to common shares. The table below shows the Company's CAD available to common shares, CAD per common share, dividend per common share and payout ratio for the three months ended March 31, 2003 and 2002.



                                              2003          2002
                                         -------------- -------------
CAD available to common shares (000s)         $ 14,416      $ 11,813
CAD per common share (1)                          0.50          0.47
Dividend per common share                       0.4450        0.4350
Payout ratio                                     89.0%         92.8%

(1) CAD per common share is calculated based on the number of shares outstanding at the end of each fiscal quarter.


         The following table reconciles the Company's GAAP net income to CAD for the three months ended March 31, 2003 and 2002.




                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                      RECONCILIATION OF GAAP INCOME TO CASH AVAILABLE FOR DISTRIBUTION
                                               (In thousands)
                                                (unaudited)

                                                                     For the three   For the three
                                                                      months ended    months ended
                                                                     March 31, 2003  March 31, 2002
                                                                    -------------------------------
Net income allocated to common shares - GAAP Basis                      $ 13,945        $ 14,893
                                                                    =============== ===============
Conversion to Cash Available for Distribution:
   (1)Mark to market adjustments                                         $ (2,873)       $ (3,112)
   (2)Equity investments                                                    2,409             440
   (3)Net gain on sales                                                      (327)         (2,126)
   (3)Amortization of capitalized mortgage servicing fees                     352             318
   (4)Origination fees and other income, net                                  282             673
   (5)Valuation allowances and other-than-temporary impairments                 -             110
   (6)Deferred tax expense                                                    628             617
                                                                     --------------- ---------------
Cash Available for Distribution (CAD)                                    $ 14,416        $ 11,813
                                                                     =============== ===============


Notes
(1) For GAAP reporting, the Company records the non-cash change in fair value of its investment in interest rate swaps and other derivative financial instruments through net income. These non-cash gains and losses are not included in the Company's calculation of CAD.

(2) For GAAP reporting, the Company accounts for various investments in partnerships using the equity accounting method. As a result, the Company's allocable share of the income or loss from the partnerships is reported in income (losses) from equity investments in partnerships. The income from these partnerships includes depreciation expense and changes in the fair value of investments in derivatives. For GAAP reporting, distributions are treated as a return of capital. For CAD reporting, the Company records the cash distributions it receives from the partnerships as other income.

(3) For GAAP reporting, the Company recognizes non-cash gains and losses associated with the sale of assets or capitalization of mortgage servicing rights. The capitalized mortgage servicing rights are amortized into expense over the estimated life of the serviced loans. The non-cash gains and the associated amortization expense are not included in CAD.

(4) Origination fees and certain other income amounts are recognized as income when received for CAD purposes, but for GAAP reporting these items are deferred and amortized into income over the life of the associated investment. This adjustment represents the net difference, for the relevant period, between fees taken into income when received for CAD and the amortization of fees recorded for GAAP.

(5)  For  GAAP  reporting,   the  Company  records   valuation   allowances  and
     other-than-temporary  impairments on its  investments  in loans,  bonds and other  bond-related  investments.  Such non-cash  charges do not affect the cash  flow  generated  from the  operation  of the  underlying  properties, distributions  to shareholders,  or the tax-exempt  status of the income of the financial  obligation under the bonds.  Therefore,  these items are not included in the calculation of CAD.

(6) For GAAP reporting, the Company's income tax expense contains both a current and a deferred component. Only the Company's current income tax expense is reflected in CAD.




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

Results of Operations and Critical Accounting Estimates

Net Interest Income

                                                                          For the three months ended March 31,
                                                                   ------------------------------------------------
(000s)                                                                2003          %          2002          %
                                                                   ------------ ----------  ------------ ----------
Interest on bonds and residual interests in bond securitizations      $ 15,985     104.4%      $ 15,162     100.4%
Interest on loans                                                        9,503      62.1%         8,430      55.8%
Interest on short-term investments                                         192       1.2%           487       3.2%
                                                                   ------------             ------------
Total interest income                                                   25,680                   24,079
Interest expense                                                       (10,368)    -67.7%        (8,972)    -59.4%
                                                                   ------------ ----------  ------------ ----------
Net interest income                                                   $ 15,312     100.0%      $ 15,107     100.0%
                                                                   ============ ==========  ============ ==========


     Total interest income for the quarter ended March 31, 2003 increased $1.6 million over the same period last year due primarily to a $1.9 million increase in collections of interest on bonds, residual interests in bond securitizations and loans receivable. This increase resulted from an increase in on-balance sheet assets related to securitizations and larger average notes receivable balances and was offset by a $0.3 million decrease in interest on short-term investments resulting from lower cash balances as well as lower investment yields. Interest expense increased $1.4 million primarily due to an increase in financing costs related to on-balance sheet securitizations and larger average notes payable balances outstanding during the quarter.

Fee Income

                                                    For the three months ended March 31,
                                             ------------------------------------------------
(000s)                                          2003          %          2002          %
                                             ------------ ----------  ------------ ----------
Syndication fees                                 $ 1,411      19.4%       $ 1,618      24.4%
Origination fees                                     698       9.6%         1,089      16.4%
Loan servicing fees                                1,909      26.2%         1,908      28.8%
Asset management and advisory fees                 1,076      14.7%           867      13.1%
Other income                                       2,197      30.1%         1,145      17.3%
                                             ------------ ----------  ------------ ----------
Total fee income                                 $ 7,291     100.0%       $ 6,627     100.0%
                                             ============ ==========  ============ ==========

     Total fee income for the quarter ended March 31, 2003 increased $0.7 million compared to the same period last year. This increase is due primarily to a $1.1 million increase in other income and a $0.2 million increase in asset management and advisory fees, offset by a $0.2 million decrease in syndication fees and a $0.4 million decrease in origination fees. The $1.1 million increase in other income is due primarily to prepayment fees from early payment of tax-exempt bond investments. The $0.2 million increase in asset management and advisory fees is due to an increase in tax credit equity and MMER assets under management. The $0.2 million decrease in syndication fees is due to taking $0.5 million of fees for organizational and offering costs related to closed syndicated tax credit equity funds into income during the quarter ended March 31, 2002. No such fees were recognized during the quarter ended March 31, 2003. This decrease was offset by an increase in the fees related to an increase in the volume of syndications closed. The $0.4 million decrease in origination fees is due to a decrease in the volume of permanent loans and conventional equity transactions closed during the quarter.

Net Gain on Sales

                                                                         For the three months ended March 31,
                                                                   ------------------------------------------------
(000s)                                                                2003          %          2002          %
                                                                   ------------ ----------  ------------ ----------
Gain recorded for capitalized mortgage servicing rights                $   404      31.6%      $  1,170      54.0%
Sales and payoffs of investments                                           776      60.7%           996      46.0%
Sale of investments in partnerships                                         98       7.7%             -         -
                                                                   ------------ ----------  ------------ ----------
Total net gain on sales                                                $ 1,278     100.0%      $  2,166     100.0%
                                                                   ============ ==========  ============ ==========


     Net gain on sales for the quarter ended March 31, 2003 decreased $0.9 million compared to the same period last year. The decrease is due primarily to a $0.8 million decrease in gain recorded for capitalized mortgage servicing rights and a $0.2 million decrease in gain on sales and payoffs of investments offset by a $0.1 million increase in gain on sales of investments in partnerships. The $0.8 million decrease recorded for capitalized mortgage servicing rights is due primarily to a decrease in the volume of permanent loans sold. The $0.2 million decrease in gain on sales and payoffs of investments is due primarily to a gain of $1.0 million in the same period last year relating to the restructuring of a securitization trust, offset in the current year by a $0.8 million increase in premiums on the delivery of loans to HUD and gain on sale on delivery of loans to a new conduit lender. The $0.1 million increase in gain on sales of investments in partnerships is due to this item not having activity until the quarter ended December 31, 2002. The gain is due to the warehousing and subsequent transfer of tax credit equity properties at subsidiaries.

Operating Expenses and Amortization

                                                                        For the three months ended March 31,
                                                                   ------------------------------------------------
(000s)                                                                2003          %          2002          %
                                                                   ------------ ----------  ------------ ----------
Salaries and benefits                                                  $ 5,966      66.3%       $ 4,827      64.3%
General and administrative                                               1,656      18.4%         1,726      23.0%
Professional fees                                                          989      11.0%           637       8.5%
Amortization of mortgage servicing rights and other intangibles            389       4.3%           318       4.2%
                                                                   ------------ ----------  ------------ ----------
                                                                       $ 9,000     100.0%       $ 7,508     100.0%
                                                                   ============ ==========  ============ ==========

     Total expenses for the quarter ended March 31, 2003 increased $1.5 million compared to the same period last year. This increase is due primarily to a $1.1 million increase in salaries and benefits resulting from a $0.3 million increase in salaries and other compensation and a $0.9 million increase in bonuses offset by a $0.1 million decrease in temporary assistance and employment advertising. In addition, there was a $0.4 million increase in professional fees due primarily to a $0.2 million increase in legal fees, a $0.5 million increase in consulting fees and a $0.1 million increase in printing expense offset by a $0.5 million decrease in commission expense. Commission expense is no longer incurred by the Company because the pass-through of commission income and expense has been transferred to the syndicated tax credit equity funds.

Net Holding Gains on Derivatives

     The Company recorded net holding gains for mark-to-market adjustments on derivative financial instruments of $2.9 million and $3.1 million for the quarters ended March 31, 2003 and 2002, respectively.

Impairments and Valuation Allowances Related to Investments

     In accordance with the Company's valuation and impairment policies, the Company did not record any other-than-temporary impairments during the quarter ended March 31, 2003. During the quarter ended March 31, 2002, the Company recorded an other-than-temporary impairment of $0.1 million on a bond with a face amount of $0.7 million.

Net Losses from Equity Investments in Partnerships

     Net losses from equity investments in partnerships increased by $0.4 million for the quarter ended March 31, 2003 compared to the same period last year due primarily to $0.5 million in losses generated from investments in real estate operating partnerships that are being warehoused before transfer to syndicated tax credit equity funds. This increase was offset by a decrease in losses from an investment in income-producing real estate operating partnerships and related swap partnerships. While these investments generate cash flow to the Company in the form of quarterly distributions, on a GAAP basis they generate a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships. The mark-to-market adjustments cause volatility in the losses that are recorded.

Income Tax Expense

     Income tax expense for the quarter ended March 31, 2003 decreased $1.0 million compared to the same period last year. This decrease is due primarily to a decrease in net income within the operating segment, which contains corporations that are subject to income taxes.

Income Allocable to Preferred Shareholders in a Subsidiary Company

     Income allocable to preferred shareholders in a subsidiary company for the quarter ended March 31, 2003 did not change compared to the same period last year. There have not been any new series of preferred shares issued since October 2001.

Net Income

     Net income for the quarter ended March 31, 2003 decreased by $1.1 million compared to the same period last year due primarily to: (1) a $1.1 million increase in salaries and benefits; (2) a $0.9 million decrease in net gain on sales; (3) a $0.4 million decrease in origination fees; (4) a $0.4 million increase in net losses from equity investments in partnerships; partially offset by (5) a $1.1 million increase in other income; and (6) a $1.0 million decrease in income tax expense.

Other Comprehensive Income (Loss)

     For the quarter ended March 31, 2003, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $4.6 million, and total comprehensive income was $18.5 million.

     For the quarter ended March 31, 2002, the net adjustment to other comprehensive income (loss) for unrealized holding losses on tax-exempt bonds and residual interests in bond securitizations available for sale was $4.1 million. After a reclassification adjustment for gains of $1.0 million included in net income, other comprehensive loss for the quarter ended March 31, 2002 was $5.1 million and total comprehensive income was $10.0 million.

Critical Accounting Policies and Estimates

     The Company's 2002 Form 10-K contains a detailed description of the Company's critical accounting policies and estimates. Since December 31, 2002, there has been no material change to the information related to critical accounting policies and estimates.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a Company's equity investment in a variable interest entity ("VIE") if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 is effective for the first interim reporting period after June 15, 2003. No VIEs were created during the quarter ended March 31, 2003. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Related Party Transactions

     The Company's 2002 Form 10-K contains a detailed description of the Company's related party transactions. Since December 31, 2002, there has been no material change to the information related to related party transactions.

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

     In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked effective January 1, 2003. The Company applied for the revocation due to the increased administrative burden attributable to this election resulting from the increased numbers of partners and frequency of shifts in ownership. The Internal Revenue Service has not yet responded to the Company's application to revoke its election under Section 754.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Since December 31, 2002 there has been no material change to the information included in Item 7A of the Company's 2002 Form 10-K.

Item 4. Controls and Procedures

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

            99 Officers' Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

            On January 27, 2003, the Company filed a Form 8-K announcing the resignation of a Board Member.

            On February 6, 2003, the Company filed a Form 8-K to report the purchase agreement and press release announcing the pricing of an underwritten offering of 2,800,000 of common shares and that the Company had granted the underwriters an over-allotment option of up to 420,000 additional shares.

            On February 28, 2003, the Company filed a Form 8-K containing the supplemental information reported to securities analysts for the three months ended December 31, 2002.

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


DATE: May 12, 2003

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


Date:  May 12, 2003
                                        ___/s/ William S. Harrison____________
                                        Name:    William S. Harrison
                                        Title:   Chief Financial Officer

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


Date:  May 12, 2003                       ___/s/ Mark K. Joseph _______________
                                          Name:    Mark K. Joseph
                                          Title:   Chief Executive Officer

                                                                    EXHIBIT 99



                              Officers' Certificate
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Each of the undersigned officers of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company"), hereby certifies that (i) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  May 12, 2003                     ___/s/ Mark K. Joseph _______________
                                         Name:    Mark K. Joseph
                                         Title:   Chief Executive Officer and
                                                   Chairman of the Board


                                         ___/s/ William S. Harrison___________
                                         Name:     William S. Harrison
                                         Title:    Senior Vice President and
                                                     Chief Financial Officer