Form 10-Q
period 2003-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2003-08-13
CIK 1003201

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934



               For the quarterly period ended June 30, 2003


                     Commission File Number: 001-11981
                     MUNICIPAL MORTGAGE & EQUITY, LLC
     (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     52-1449733
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

218 North Charles Street, Suite 500                       21201
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

Yes [x]   No [  ]

    The Registrant had 28,836,030 common shares outstanding as of August 5,2003.

                    MUNICIPAL MORTGAGE & EQUITY, LLC
                           INDEX TO FORM 10-Q



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         30

Item 4.  Controls and Procedures                                            30

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   31

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------
                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                                       CONSOLIDATED BALANCE SHEETS
                                                    (In thousands, except share data)
                                                              (unaudited)


                                                                                          June 30, 2003          December 31, 2002
                                                                                      ---------------------    ---------------------
ASSETS
Investment in tax-exempt bonds, net (Note 2)                                              $        775,793         $        770,345
Loans receivable, net (Note 3)                                                                     451,397                  422,299
Loans receivable held for sale (Note 3)                                                             11,023                   39,149
Investments in partnerships                                                                         98,239                   99,966
Residual interests in bond securitizations (Note 4)                                                 13,099                   11,039
Investment in derivative financial instruments (Note 5)                                              3,170                   18,762
Cash and cash equivalents                                                                           81,335                   43,745
Interest receivable                                                                                 17,252                   16,157
Restricted assets                                                                                   69,529                   40,318
Other assets (Note 6)                                                                               35,400                   46,592
Mortgage servicing rights, net                                                                      10,869                   11,009
Goodwill                                                                                            33,607                   33,537
                                                                                      ---------------------    ---------------------
Total assets                                                                              $      1,600,713         $      1,552,918
                                                                                      =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 7)                                                                    $        436,949                $ 450,924
Short-term debt (Note 7)                                                                           211,670                  219,945
Long-term debt (Note 7)                                                                            142,006                  147,357
Residual interests in bond securitizations (Note 4)                                                  1,343                    1,447
Investment in derivative financial instruments (Note 5)                                             21,792                   49,359
Accounts payable and accrued expenses                                                                6,436                    7,436
Interest payable                                                                                     5,383                    6,677
Unearned revenue and other liabilities                                                              33,336                   19,263
Distributions payable                                                                                2,995                    2,994
                                                                                      ---------------------    ---------------------
Total liabilities                                                                                  861,910                  905,402
                                                                                      ---------------------    ---------------------

Commitments and contingencies (Note 8)                                                                   -                        -

Preferred shareholders' and minority interests' equity in subsidiary companies                     160,142                  160,452

Shareholders' equity:
Common shares, par value $0 (32,303,599 shares authorized, including 28,922,533 shares issued and outstanding, and 34,595 deferred shares at June 30, 2003 and 29,083,599 authorized, 25,571,580 shares issued and outstanding, and
    29,844 deferred shares at December 31, 2002)                                                   568,576                  471,946
Less common shares held in treasury at cost (124,715 and 55,444 at June 30, 2003 and
    December 31, 2002, respectively)                                                                (2,615)                    (857)
Less unearned compensation (deferred shares) (Note 12)                                              (2,939)                  (3,274)
Accumulated other comprehensive income                                                              15,639                   19,249
                                                                                      ---------------------    ---------------------
Total shareholders' equity                                                                         578,110                  487,064
                                                                                      ---------------------    ---------------------

Total liabilities and shareholders' equity                                                $      1,600,713         $      1,552,918
                                                                                      =====================    =====================

The accompanying notes are an integral part of these financial statements.



                                                    MUNICIPAL MORTGAGE & EQUITY, LLC
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (In thousands, except share and per share data)
                                                              (unaudited)

                                                                               For the three months ended  For the six months ended
                                                                                       June 30,                     June 30,
                                                                             -------------------------- ---------------------------
                                                                                2003          2002         2003          2002
                                                                             ------------  ------------ ------------  -------------
INCOME:
Interest income
      Interest on bonds and residual interests in bond securitizations         $  13,929     $  15,399    $  29,914     $   30,561
      Interest on loans                                                            7,563         8,594       17,066         17,024
      Interest on short-term investments                                             332           244          524            731
                                                                             ------------  ------------ ------------  -------------

        Total interest income                                                     21,824        24,237       47,504         48,316
                                                                             ------------  ------------ ------------  -------------
Fee income
      Syndication fees                                                             1,825         2,380        3,236          3,998
      Origination fees                                                             2,219         1,505        2,917          2,594
      Loan servicing fees                                                          1,838         1,660        3,747          3,568
      Asset management and advisory fees                                           1,198         1,040        2,274          1,907
      Other income                                                                 3,309         1,259        5,506          2,404
                                                                             ------------  ------------ ------------  -------------
        Total fee income                                                          10,389         7,844       17,680         14,471
                                                                             ------------  ------------ ------------  -------------
Net gain on sales                                                                  1,453           703        2,731          2,869
                                                                             ------------  ------------ ------------  -------------
 Total income                                                                      33,666       32,784       67,915         65,656
                                                                             ------------  ------------ ------------  -------------
EXPENSES:
Interest expense                                                                   8,724         8,487       19,092         17,459
Salaries and benefits                                                              8,671         5,930       14,637         10,757
General and administrative                                                         2,113         1,697        3,938          3,423
Professional fees                                                                    877         1,967        1,866          2,604
Amortization of mortgage servicing rights and other intangibles                      414           333          803            651
                                                                             ------------  ------------ ------------  -------------
Total expenses                                                                    20,799        18,414       40,336         34,894
                                                                             ------------  ------------ ------------  -------------
Net holding gains (losses) on derivatives                                         (2,449)       (7,721)         424         (4,609)
Impairments and valuation allowances related to investments (Notes 2 and 3)       (1,144)            -       (1,144)          (110)
Net gains (losses) from equity investments in partnerships                        (1,606)           94       (2,353)          (229)
                                                                             ------------  ------------ ------------  -------------
Net income before income taxes, income allocated to preferred shareholders and minority interests in subsidiary companies and
      discontinued operations                                                      7,668         6,743       24,506         25,814
Income tax expense (benefit)                                                        (540)          828         (472)         1,859
                                                                             ------------  ------------ ------------  -------------
Net income before income allocated to preferred shareholders and minority interests in subsidiary companies and
      discontinued operations                                                      8,208         5,915       24,978         23,955
Income allocable to preferred shareholders and minority interests
      in subsidiary companies                                                      2,854         2,995        5,679          5,989
                                                                             ------------  ------------ ------------  -------------
Net income from continuing operations                                              5,354         2,920       19,299         17,966
Discontinued operations (Note 9)                                                  25,748             -       25,748              -
                                                                             ------------  ------------ ------------  -------------
Net income                                                                     $  31,102     $   2,920    $  45,047     $   17,966
                                                                             ============  ============ ============  =============

Net income allocated to:
      Term growth shares                                                       $       -     $       -    $       -     $      153
                                                                             ============  ============ ============  =============
      Common shares                                                            $  31,102     $   2,920    $  45,047     $   17,813
                                                                             ============  ============ ============  =============


The accompanying notes are an integral part of these financial statements.

                                                    MUNICIPAL MORTGAGE & EQUITY, LLC
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except share and per share data)
                                                              (unaudited)

                                                                     For the three months ended  For the six months ended
                                                                            June 30,                      June 30,
                                                                   ---------------------------  -----------------------------
                                                                       2003          2002           2003           2002
                                                                   ------------- -------------  ------------- ---------------
Basic earnings per common share:
      Net income from continuing operations                         $      0.19   $      0.12    $      0.69   $        0.73
      Discontinued operations                                              0.89             -           0.91               -
                                                                   ------------- -------------  ------------- ---------------
       Basic earnings per common share                              $      1.08   $      0.12    $      1.60   $        0.73
                                                                   ============= =============  ============= ===============
      Weighted average common shares outstanding                     28,857,305    25,252,124     28,104,281      24,423,091
Diluted earnings per common share:
      Net income from continuing operations                              $ 0.18   $      0.11    $      0.68   $        0.71
      Discontinued operations                                              0.88             -           0.90               -
                                                                   ------------- -------------  ------------- ---------------
      Diluted earnings per common share                             $      1.06   $      0.11    $      1.58   $        0.71
                                                                   ============= =============  ============= ===============
      Weighted average common shares outstanding                     29,213,062    25,835,808     28,451,480      25,022,631

The accompanying notes are an integral part of these financial statements.



                                                     MUNICIPAL MORTGAGE & EQUITY, LLC
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                              (In thousands)
                                                                (unaudited)

                                                                            For the three months ended    For the six months ended
                                                                                      June 30,                     June 30,
                                                                            ---------------------------  -------------------------
                                                                                2003          2002          2003         2002
                                                                            -------------  ------------  ------------ ------------
 Net income                                                                     $ 31,102      $  2,920     $  45,047   $   17,966
                                                                            -------------  ------------  ------------ ------------

Other comprehensive income (loss):
    Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                   16,540         2,928        21,116       (1,166)
    Reclassification adjustment for gains included in net income                 (24,726)            -       (24,726)        (996)
                                                                            -------------  ------------  ------------ ------------
 Other comprehensive income (loss)                                                (8,186)        2,928        (3,610)      (2,162)
                                                                            -------------  ------------  ------------ ------------

Comprehensive income                                                            $ 22,916      $  5,848     $  41,437   $   15,804
                                                                            =============  ============  ============ ============

The accompanying notes are an integral part of these financial statements.


                                                    MUNICIPAL MORTGAGE & EQUITY, LLC
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                              (unaudited)

                                                                                                   For the six months ended
                                                                                                           June 30,
                                                                                              ----------------------------------
                                                                                                   2003               2002
                                                                                              ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                       $    45,047        $    17,966
Adjustments to reconcile net income to net cash provided by operating activities:
   Income allocated to preferred shareholders and minority interests
     in subsidiary companies                                                                           5,679              5,989
   Net holding (gains) losses on trading securities                                                     (424)             4,609
   Impairments and valuation allowances related to investments                                         1,144                110
   Net gain on sales                                                                                  (2,731)            (2,869)
   Loss from investments in partnerships                                                               2,353                229
   Distributions received from investments in partnerships                                             5,224                245
   Net amortization of premiums, discounts and fees on investments                                      (185)                26
   Depreciation and amortization                                                                       1,048                942
   Discontinued operations                                                                           (25,748)                 -
   Deferred income taxes                                                                               1,283                700
   Tax benefit from deferred share compensation                                                          330                400
   Deferred share compensation expense                                                                   883                862
   Common and deferred shares issued under the Non-Employee Directors' Share Plans                       135                 96
Net change in assets and liabilities:
   Increase in interest receivable                                                                    (1,095)              (851)
   Decrease (increase) in other assets and goodwill                                                   11,306             (4,840)
   Increase (decrease) in accounts payable, accrued expenses and other liabilities                    10,353             (3,272)
                                                                                              ---------------     --------------
Net cash provided by operating activities                                                             54,602             20,342
                                                                                              ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations                         (73,769)           (49,399)
Loan originations                                                                                   (176,742)          (181,216)
Purchases of property and equipment                                                                     (394)              (291)
Net investment in restricted assets                                                                  (29,211)            (8,312)
Principal payments received                                                                          219,706            219,872
Investments in partnerships                                                                          (42,140)           (86,352)
Return of capital invested in partnerships                                                            36,566              9,040
Termination of derivative financial instruments                                                      (10,809)                 -
Proceeds from sales of investments                                                                    44,558             12,179
                                                                                              ---------------     --------------
Net cash used in investing activities                                                                (32,235)           (84,479)
                                                                                              ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                                    350,710            344,543
Repayment of credit facilities                                                                      (364,685)          (385,243)
Proceeds from short-term debt                                                                         27,250             32,547
Repayment of short-term debt                                                                         (35,525)           (28,992)
Proceeds from long-term debt                                                                               -              3,538
Repayment of long-term debt                                                                           (5,351)                 -
Issuance of common shares                                                                             71,871             77,555
Redemption of preferred shares                                                                             -            (19,298)
Proceeds from stock options exercised                                                                  1,122              2,255
Distributions on common shares                                                                       (24,181)           (20,976)
Distributions to preferred shareholders in a subsidiary company                                       (5,988)            (5,955)
                                                                                              ---------------     --------------
Net cash provided by (used in) financing activities                                                   15,223                (26)
                                                                                              ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                                  37,590            (64,163)
Cash and cash equivalents at beginning of period                                                      43,745             97,373
                                                                                              ---------------     --------------
Cash and cash equivalents at end of period                                                       $    81,335         $   33,210
                                                                                              ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                    $    15,624         $   14,771
                                                                                              ===============     ==============
Income taxes paid                                                                                $       143         $      731
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

                                                      MUNICIPAL MORTGAGE & EQUITY, LLC
                                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (In thousands, except share data) (unaudited)


                                                                                                      Accumulated
                                                                                                         Other
                                                          Common        Treasury       Unearned      Comprehensive
                                                          Shares         Shares      Compensation        Income          Total
                                                      ---------------  ------------ --------------- ---------------- ---------------
Balance, January 1, 2003                               $     471,946    $     (857)   $     (3,274)   $      19,249   $     487,064
     Net income                                               45,047             -               -                -          45,047
     Unrealized gains on investments, net of
       reclassifications                                           -             -               -           (3,610)         (3,610)
     Distributions                                           (24,181)            -               -                -         (24,181)
     Purchase of treasury shares                               1,758        (1,758)              -                -               -
     Options exercised                                         1,122             -               -                -           1,122
     Issuance of common shares                                71,891             -               -                -          71,891
     Deferred shares issued under the
        Non-Employee Directors' Share Plans (Note 12)            115             -               -                -             115
     Deferred share grants (Note 12)                           1,000             -          (1,000)               -               -
     Forfeiture of deferred shares                              (452)            -             452                                -
     Amortization of deferred compensation (Note 12)               -             -             883                -             883
     Tax benefit from exercise of options and
       vesting of deferred shares                                330             -               -                -             330
                                                      ---------------  ------------ --------------- ---------------- ---------------
Balance, June 30, 2003                                 $     568,576    $   (2,615)   $     (2,939)   $      15,639   $     578,661
                                                      ===============  ============ =============== ================ ===============


                                                         Common         Treasury
 SHARE ACTIVITY:                                         Shares          Shares
                                                      ---------------  ------------
Balance, January 1, 2003                                  25,545,980        55,444
     Options exercised                                        61,125             -
     Purchase of treasury shares                             (69,271)       69,271
     Issuance of common shares                             3,220,822             -
     Issuance of common shares under
        employee share incentive plans (Note 12)              69,006             -
     Deferred shares issued under the
       Non-Employee Directors' Share Plans (Note 12)           4,751             -
                                                      ---------------  ------------
Balance, June 30, 2003                                    28,832,413       124,715
                                                      ===============  ============

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

     MuniMae is a Delaware limited liability company. As a limited liability company, MuniMae combines the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for federal income tax purposes, no recognition of income taxes is made at the corporate level (except for income earned through subsidiaries of the Company organized as corporations). Instead, the distributive share of MuniMae's income, deductions and credits is included in each shareholder's income tax return.

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

     The Company posts all Securities and Exchange Commission reports on their website at http://www.mmafin.com. These reports are available free of charge.

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify those financial instruments with certain debt-like characteristics as liabilities. The scope of FAS 150 includes financial instruments issued in the form of mandatorily redeemable shares. These types of shares embody an unconditional obligation requiring the issuer to redeem them by transferring assets at a specified date. Management has determined that the Company's preferred shareholders' equity in a subsidiary company appears to fall within the scope of FAS 150. Therefore, the Company will be required to reclassify its preferred shareholders' equity of $160.5 million to the liability section of the consolidated balance sheets. In addition, amounts currently classified as distributions paid to the preferred shareholders will be recorded as interest expense. FAS 150 is effective for instruments held by the Company at the beginning of the first interim period beginning after June 15, 2003.

     In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a Company's equity investment in a variable interest entity ("VIE") if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 is effective for the first interim reporting period beginning after June 15, 2003. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages, as well as investments accounted for under the equity method of accounting. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

NOTE 2 - INVESTMENT IN TAX-EXEMPT BONDS

     The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans or tax levies on the underlying properties. The
Company's sources of capital to fund these lending activities include proceeds from equity offerings, securitizations, and lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period. For further discussion of the general terms of tax-exempt bonds see Note 1 to the Company's 2002 Form 10-K.

     As of June 30, 2003 and December 31, 2002, the Company held $775.8 million and $770.3 million of tax-exempt bonds, respectively. The following table summarizes tax-exempt bonds by type.

                                                                    June 30, 2003
                                             --------------------------------------------------------------
                                                 Face         Amortized       Unrealized         Fair
(000s)                                          Amount           Cost         Gain (Loss)        Value
                                             -------------   -------------    ------------   --------------
Non-participating bonds                        $  651,518      $  632,417       $  (9,659)    $    622,758

Participating bonds                                82,717          81,820           2,408           84,228

Subordinate non-participating bonds                19,003          17,664             (11)          17,653

Subordinate participating bonds                   58,890           35,799          15,355           51,154
                                             -------------   -------------    ------------   --------------

Total                                          $  812,128      $  767,700       $   8,093     $    775,793
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
                                             =============   =============    ============   ==============

     During the second quarter of 2003, the Company invested in tax-exempt bonds with a face amount of $4.6 million for $4.4 million. These investments represent new primary investments (bonds which the Company originated).

     The Company invested an additional $14.0 million in existing tax-exempt draw down bonds with a face amount of $14.0 million. Since the end of 2002, the Company has structured tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period. The initial draws on these bonds have been reported as new primary investments in prior quarters.

     In order to facilitate the securitization (see Note 1 to the Company's 2002 Form 10-K) of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At June 30, 2003 and December 31, 2002, the total carrying amount of the tax-exempt bonds pledged as collateral for such trusts and facilities was $360.7 million and $372.9 million, respectively.

NOTE 3 - LOANS RECEIVABLE

     The Company's loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. For further discussion of the general terms of loans held by the Company and the allowance for loan losses see the description of mortgage banking activities in Note 1 to the Company's 2002 Form 10-K. The following table summarizes loans receivable by loan type at June 30, 2003 and December 31, 2002.

(in thousands)                      June 30, 2003           December 31, 2002
                                -----------------------   -----------------------
Loan Type:
Construction loans                $            338,120      $            300,266
Supplemental loans                              81,330                    80,459
Other taxable loans                             33,356                    42,646
                                -----------------------   -----------------------
                                               452,806                   423,371
Allowance for loan losses                       (1,409)                   (1,072)
                                -----------------------   -----------------------

Total                             $            451,397      $            422,299
                                =======================   =======================

     The Company has loans receivable held for sale of $11.0 million and $39.1 million at June 30, 2003 and December 31, 2002, respectively. These loans are sold to Fannie Mae and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.

     The Company pledges its construction loans, permanent loans and supplemental loans as collateral for the Company's notes payable and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At June 30, 2003 and December 31, 2002, the total carrying amount of the loans receivable pledged as collateral was $407.2 million and $417.1 million, respectively.

NOTE 4 - RESIDUAL INTERESTS IN BOND SECURITIZATIONS

     At June 30, 2003 and December 31, 2002, the Company's residual interests in bond securitizations are investments in Residual Interest Tax-Exempt Securities Receipts ("RITESSM"). For further discussion of the Company's securitization programs see Note 1 to the Company's 2002 Form 10-K. The following table provides certain information with respect to the residual interests in bond securitizations held by the Company at June 30, 2003 and December 31, 2002.

(000s)                                                       June 30, 2003
                       -------------------------------------------------------------------------------------------
                                                                                      Fair Value (1)
                           Face         Amortized      Unrealized    ---------------------------------------------
                          Amount          Cost        Gain (Loss)        Assets       Liabilities (2)      Net
                       ------------   ------------   -------------   -------------   --------------   ------------

Total RITESSM (3)            $ 334        $ 4,209         $ 7,547        $ 13,099         $ (1,343)      $ 11,756
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

(3) The amount of  outstanding  Puttable  Floating  Option  Tax-Exempt  Receipts
("P-FloatsSM"), which are senior to the Company's RITESSM investments and which are not reflected in the Company's balance sheet, was $190.2 million and $177.8 million at June 30, 2003 and December 31, 2002, respectively.

     The Company purchased $13,000 of RITESSM for $0.8 million in the second quarter of 2003. The Company also collapsed a $5,000 RITESSM position and placed the related $27.3 million bond in the MBIA securitization program.

RITESSM Valuation Analysis

     The fair value of a RITESSM investment is derived from the quote on the underlying bond reduced by the outstanding corresponding P-FLOATsSM face amount. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company's RITESSM investments. In addition, the RITESSM investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical experience, credit losses were estimated to be zero.

     At June 30, 2003 and December 31, 2002, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITESSM would have the following impact.

(000s)                                                   June 30, 2003          December 31, 2002
                                                         -------------          -----------------
Fair value of retained interests, net                          $11,756                   $9,592
Residual cash flows discount rate (annual rate)            3.1% - 8.5%              3.8% - 8.1%
Impact on fair value of 10% adverse change                    ($8,406)                 ($9,108)
Impact on fair value of 20% adverse change                   ($16,109)                ($17,444)

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

NOTE 5 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At June 30, 2003 and December 31, 2002, the Company's investments in derivative financial instruments consisted of interest rate swaps and put option contracts. For further discussion of the Company's investment in derivative financial instruments see Note 6 to the Company's 2002 Form 10-K. The Company terminated swap contracts with a total notional amount of $105.7 million ($319.4 million in swap contracts and $213.6 million in reverse swap contracts). In addition, a swap contract with a notional amount of $13.1 million expired in the second quarter of 2003. The following table provides certain information with respect to the derivative financial instruments held by the Company at June 30, 2003 and December 31, 2002.

                                                     June 30, 2003                                   December 31, 2002
                                        ----------------------------------------------  --------------------------------------------
(000s)                                     Notional    Fair Value (2)                    Notional     Fair Value (2)
                                          Amount (1)      Assets       Liabilities (3)   Amount (1)       Assets     Liabilities (3)
                                        ------------  --------------- ----------------  ------------  -------------- ---------------
Interest rate swap agreements             $ 230,975          $ 3,170        $ (21,792)    $ 349,810        $ 18,762       $ (49,359)
Put option agreements                        97,314                -                -        98,539               -               -
                                                      --------------- ----------------                -------------- ---------------

Total investment in derivative financial instruments         $ 3,170        $ (21,792)                     $ 18,762       $ (49,359)
                                                      =============== ================                ============== ===============

(1) For the interest rate swap agreements, notional amount represents total amount of the Company's interest rate swap contracts ($265,935 as of June 30, 2003 and $598,415 as of December 31, 2002) less the total amount of the Company's reverse interest rate swap contracts ($34,960 as of June 30, 2003 and $248,605 as of December 31, 2002). For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.
(2) The amounts disclosed represent the net fair values of all the Company's derivatives at the reporting date.
(3) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 6 - OTHER ASSETS

     The Company's investment in other assets includes prepaid expenses, other receivables, debt issue costs, property and equipment, and certain investments in interest-only securities. Included in the other asset balance at June 30, 2003 and December 31, 2002 is $9.5 million and $23.3 million, respectively, of receivables due from various syndicated low-income housing tax credit funds (for further discussion of syndicated low-income housing tax credit funds, see Note 1 to the Company's 2002 Form 10-K). The decrease in this receivable from December 31, 2002 to June 30, 2003 is due to certain funds repaying the Company after obtaining an alternative source of financing.

NOTE 7 - NOTES PAYABLE AND DEBT

     The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and
(4) warehouse permanent loans before they are sold. The Company's short- and long-term debt relates to securitization transactions that the Company has recorded as borrowings (see Notes 1 and 9 to the Company's 2002 Form 10-K). The following table summarizes notes payable and debt at June 30, 2003 and December 31, 2002.

(000s)                                              Total of Facilities    June 30, 2003     December 31, 2002
                                                    ------------------- -----------------  -------------------
Short-term notes payable                                   N/A            $      232,301     $         126,410
Lines of credit  - unaffiliated entities              $  280,000                  60,444               110,821
Lines of credit - affiliated entities                 $  240,000                  29,869                89,053
Short-term debt                                            N/A                   211,670               219,945
                                                                        -----------------  --------------------
Total short-term notes payable and debt                                          534,284               546,229
                                                                        -----------------  --------------------

Long-term notes payable                                    N/A                   114,335               124,640
Long-term debt                                             N/A                   142,006               147,357
                                                                        -----------------  --------------------
Total long-term notes payable and debt                                           256,341               271,997
                                                                        -----------------  --------------------

Total notes payable and debt                                              $      790,625     $         818,226
                                                                        =================  ====================

Covenant Compliance

     Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, collateral and other terms and conditions. The Company was in compliance with its debt covenants at June 30, 2003.

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

     The following table summarizes the Company's guarantees by type at June 30, 2003.

(in millions)                                                                          June 30, 2003
                                                                -------------------------------------------------------------------
                                                                   Maximum     Carrying
                  Guarantee                              Note     Exposure      Amount         Supporting Collateral
------------------------------------------------------  ------- ------------- ---------- ------------------------------------------
Loss-Sharing Agreement with Fannie Mae and GNMA/HUD       (1)    $     168.5   $      -  $5.0 million Letter of Credit pledged

Bank Line of Credit Guarantees                            (2)           87.0          -  Investment in partnership and loans
                                                                                         totaling $69.9 million

Tax Credit Related Guarantees                             (3)           48.8        0.1  None

Other Financial/Payment Guarantees                        (4)          211.6        1.6  $3.8 million of tax-exempt bonds and cash

Put Options                                               (5)          101.6          -  $43.3 million of loans and tax-exempt bonds

Letter of Credit Guarantees                               (6)           32.9          -  $1.1 of tax-exempt bonds

Indemnification Contracts                                 (7)           14.4          -  None
                                                                ------------- ----------
                                                                 $     664.8   $    1.7
                                                                ============= ==========

     Notes:

(1)  As a Fannie Mae DUS lender and  Government  National  Mortgage  Association
     ("GNMA") loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on DUS and GNMA loans. As a DUS lender, the Company must maintain a minimum net worth and collateral with a custodian.
     The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)  The  Company  provides  payment  or  performance   guarantees  for  certain
     borrowings under line of credit facilities with a term of 1 year or less.

(3) The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4) The Company has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company's investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5) The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates between February
     1, 2006 and April 1, 2007.

(6) The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or provide a guarantee to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2004 and September 1, 2017.

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


NOTE 9 - DISCONTINUED OPERATIONS

     In April 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. In June 2003, the Company sold the property for net proceeds of $38.1 million. The Company used the proceeds to terminate interest rate swaps (see Note 5 for further discussion) and to purchase third party P-FloatsSM. The P-FloatsSM replaced the tax-exempt bond as collateral with Merrill Lynch. All activity related to this property has been classified as discontinued operations in the consolidated statements of income. The following table summarizes the components of discontinued operations.

                                                         For the three months ended            For the six months ended
                                                                  June 30,                             June 30,
                                                     ----------------  -----------------  ----------------  -----------------
(000's)                                                   2003               2002              2003               2002
                                                     ----------------  -----------------  ----------------  -----------------
Loss from operations of
   property                                            $      (1,015)     $           -     $      (1,015)    $            -
Gain on disposal of property                                  26,763                  -            26,763                  -
                                                     ----------------  -----------------  ----------------  -----------------

Discontinued operations                                $      25,748      $           -     $      25,748     $            -
                                                     ================  =================  ================  =================

The net assets of the property as of the date of sale were as follows:

(000's)                                                   2003
                                                     ----------------
Fixed assets, net                                      $      12,553
Other assets                                                     252
Other liabilities                                               (446)
                                                     ----------------
Net assets of discontinued operations                  $      12,359
                                                     ================


NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators in the basic and diluted earnings per share ("EPS") calculations for common shares for the three and six months ended June 30, 2003 and 2002. The effect of all potentially dilutive securities was included in the calculation. The Company did not have any options to purchase common shares that were not included in the computation of diluted EPS at June 30, 2003 or 2002 due to options' exercise prices being greater than the average price of the common shares for the period.

                                           For the three months ended June 30, 2003     For the three months ended June 30, 2002
                                             Income          Shares       Per Share       Income         Shares        Per Share
                                            (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                           ------------------------------------------  -------------------------------------------
(unaudited)
(in thousands, except share and per share data)

Basic EPS

Net income from continuing operations       $    5,354                     $    0.19     $    2,920                     $    0.12
Discontinued operations                         25,748                          0.89              -                             -
                                           ------------                   -----------    -----------                  ------------
Income allocable to common shares           $   31,102       28,857,305    $    1.08     $    2,920      25,252,124     $    0.12
                                           ============                   ===========    ===========                  ============

Effect of Dilutive Securities

Options and deferred shares                                     355,757                                     450,829

Earnings contingency                                                  -                                     132,855
                                                         ---------------                              --------------

Diluted EPS

Net income from continuing operations       $    5,354                     $    0.18     $    2,920                     $    0.11
Discontinued operations                         25,748                          0.88              -                             -
                                           ------------                   -----------  -------------                  ------------
Income allocable to common shares
   plus assumed conversions                 $   31,102       29,213,062    $    1.06     $    2,920      25,835,808     $    0.11
                                           ============  ===============  ===========  =============  ==============  ============

                                            For the six months ended June 30, 2003       For the six months ended June 30, 2002
                                             Income          Shares       Per Share       Income         Shares        Per Share
                                            (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                           ------------------------------------------  -------------------------------------------
(in thousands, except share and per share data)

Basic EPS

Net income from continuing operations       $   19,299                     $    0.69     $   17,813                     $    0.73
Discontinued operations                         25,748                          0.91              -                             -
                                           ------------                   -----------    -----------                  ------------
Income allocable to common shares           $   45,047       28,104,281    $    1.60     $   17,813      24,423,091     $    0.73
                                           ============                   ===========                                 ============
Effect of Dilutive Securities

Options and deferred shares                                     347,199                                     466,685

Earnings contingency                                                  -                                     132,855
                                                         ---------------                              --------------
Diluted EPS

Net income from continuing operations       $   19,299                     $    0.68     $   17,813                      $    0.71
Discontinued operations                         25,748                          0.90              -                             -
                                           ------------                   -----------    -----------                  ------------
Income allocable to common shares
   plus assumed conversions                 $   45,047       28,451,480    $    1.58     $   17,813      25,022,631     $    0.71
                                           ============  ===============  ===========  =============  ==============  ============


NOTE 11 - DISTRIBUTIONS

     On July 17, 2003, the Board of Directors declared a distribution of $0.4475 for the three months ended June 30, 2003, to common shareholders of record on July 28, 2003. The payment date was August 8, 2003.

NOTE 12 - NON-EMPLOYEE DIRECTORS' SHARE PLANS AND EMPLOYEE SHARE INCENTIVE PLANS

     The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 1 and Note 15 to the Company's 2002 Form 10-K) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options issued under the plans during the second quarter of 2003. The Company issued 7,000 options in the first quarter of 2003 and 30,000 options in the second quarter of 2003. The Company issued 30,000 options in the second quarter of 2002. The Company estimated the fair value of each option awarded using the Black Scholes option-pricing model with the following assumptions.

                                                       For the three months ended June 30,     For the six months ended June 30,
                                                      ------------------------------------   ---------------------------------------
                                                            2003               2002                 2003                2002
                                                      ------------------ -----------------   -------------------- ------------------
Risk-free interest rate                                              3%                4%                     3%                 4%
Dividend yield                                                     7.1%              6.7%                   7.0%               6.7%
Volatility                                                          14%               11%                    14%                11%
Expected option life                                          7.5 years         7.5 years              7.5 years          7.5 years
Weighted average fair value of options                   $         0.78    $         1.13       $           0.87     $         1.13

     The following table illustrates the effect on net income and earnings per share as if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Financial Accounting Standards No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure."


                                                       For the three months ended June 30,     For the six months ended June 30,
                                                      ------------------------------------------------------------------------------
(000s)                                                      2003               2002                 2003                2002
                                                      ------------------ -----------------   -------------------- ------------------
Net income allocated to common shares, as reported       $       31,102    $        2,920       $         45,047     $       17,813
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                               (23)              (34)                   (32)               (34)
                                                      ------------------ -----------------   -------------------- ------------------
Net income allocated to common shares, pro forma         $       31,079    $        2,886       $         45,015     $       17,779
                                                      ================== =================   ==================== ==================

Earnings per common share:
   Basic - as reported                                   $         1.08    $         0.12       $           1.60     $         0.73
                                                      ================== =================   ==================== ==================
   Basic - pro forma                                     $         1.08    $         0.11       $           1.60     $         0.73
                                                      ================== =================   ==================== ==================
   Diluted - as reported                                 $         1.06    $         0.11       $           1.58     $         0.71
                                                      ================== =================   ==================== ==================
   Diluted - pro forma                                   $         1.06    $         0.11       $           1.58     $         0.71
                                                      ================== =================   ==================== ==================


NOTE 13 - BUSINESS SEGMENT REPORTING

     The Company has two reportable business segments: (1) an operating segment consisting of subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's 2002 Form 10-K. A complete description of the Company's reporting segments is included in Note 18 to the Company's 2002 Form 10-K.

     The following table reflects the results of the Company's business segments for the three and six months ended June 30, 2003 and 2002.

                                                    Municipal Mortgage & Equity, LLC
                                    Segment Reporting for the three months ended June 30, 2003 and 2002
                                                     (in thousands) (unaudited)


                                                                     For the three months ended June 30, 2003
                                                                   ----------------------------------------------
                                                                                                        Total
                                                                   Investing Operating  Adjustments  Consolidated
                                                                   --------- --------- ------------- ------------
INCOME:
Interest income
    Interest on bonds and residual interests in                    $ 13,687     $ 242        $ -      $ 13,929
      bond securitizations
    Interest on loans                                                   771     6,792          -         7,563
    Interest on short-term investments                                1,417        75     (1,160)(1)       332
                                                                   --------- --------- ----------    ----------
      Total interest income                                          15,875     7,109     (1,160)       21,824
                                                                   --------- --------- ----------    ----------
Fee income
    Syndication fees                                                      -     1,825          -         1,825
    Origination fees                                                      -     2,711       (492)(2)     2,219
    Loan servicing fees                                                   -     1,838          -         1,838
    Asset management and advisory fees                                    -     1,198          -         1,198
    Other income                                                      1,877     1,432          -         3,309
                                                                   --------- --------- ----------    ----------
      Total fee income                                                1,877     9,004       (492)       10,389
                                                                   --------- --------- ----------    ----------
Net gain (loss) on sales                                                759       694          -         1,453
                                                                   --------- --------- ----------    ----------
Total Income                                                         18,511    16,807     (1,652)       33,666
                                                                   --------- --------- ----------    ----------
EXPENSES:
Interest expense                                                      3,589     6,295     (1,160)(1)     8,724
Salaries and benefits                                                   972     7,699          -         8,671
General and administrative                                              596     1,517          -         2,113
Professional fees                                                       393       484          -           877
Amortization of mortgage servicing rights and other intangibles           -       414          -           414
                                                                   --------- --------- ----------    ----------
Total expenses                                                        5,550    16,409     (1,160)       20,799
                                                                   --------- --------- ----------    ----------
Net holding gains (losses) on derivatives                            (2,449)        -          -        (2,449)
Impairments and valuation allowances related to investments          (1,097)      (47)         -        (1,144)
Net gains (losses) from equity investments in partnerships                -    (1,606)         -        (1,606)
                                                                   --------- --------- ----------    ----------
Net income before income taxes, income allocated to
    preferred shareholders and minority interests in
    subsidiary companies and discontinued operations                  9,415    (1,255)      (492)        7,668
Income tax expense (benefit)                                              -      (540)         -          (540)
                                                                   --------- --------- ----------    ----------
Net income before income allocated to preferred
    shareholders and minority interests in subsidiary
    companies and discontinued operations                             9,415      (715)      (492)        8,208
Income allocable to preferred shareholders and minority interests
    in subsidiary companies                                           2,994      (140)         -         2,854
                                                                   --------- --------- ----------    ----------
Net income from continuing operations                                 6,421      (575)      (492)        5,354
Discountinued operations                                             25,748         -          -        25,748
                                                                   --------- --------- ----------    ----------
Net income (loss)                                                  $ 32,169  $   (575)    $ (492)     $ 31,102
                                                                   ========= ========= ==========    ==========

                                                   Municipal Mortgage & Equity, LLC
                                    Segment Reporting for the three months ended June 30, 2003 and 2002
                                                     (in thousands) (unaudited)


                                                                        For the three months ended June 30, 2002
                                                                      -----------------------------------------------
                                                                                                             Total
                                                                      Investing  Operating   Adjustments  Consolidated
                                                                      ---------- ---------- ------------ -------------
INCOME:
Interest income
    Interest on bonds and residual interests in                       $  14,594  $    805   $      -      $  15,399
      bond securitizations
    Interest on loans                                                       832     7,762          -          8,594
    Interest on short-term investments                                      194        50          -            244
                                                                      -------------------- ----------    -----------
      Total interest income                                              15,620     8,617          -         24,237
                                                                      -------------------- ----------    -----------
Fee income
    Syndication fees                                                          -     2,380          -          2,380
    Origination fees                                                          -     3,005     (1,500)(2)      1,505
    Loan servicing fees                                                       -     1,660          -          1,660
    Asset management and advisory fees                                        -     1,040          -          1,040
    Other income                                                            112     1,147          -          1,259
                                                                      -------------------- ----------    -----------
      Total fee income                                                      112     9,232     (1,500)         7,844
                                                                      -------------------- ----------    -----------
Net gain (loss) on sales                                                 (3,074)    3,777          -            703
                                                                      -------------------- ----------    -----------
Total Income                                                             12,658    21,626     (1,500)        32,784
                                                                      -------------------- ----------    -----------
EXPENSES:
Interest expense                                                          2,125     6,362          -          8,487
Salaries and benefits                                                       511     5,419          -          5,930
General and administrative                                                  341     1,356          -          1,697
Professional fees                                                           398     1,569          -          1,967
Amortization of mortgage servicing rights and other intangibles               -       333          -            333
                                                                      -------------------- ----------    -----------
Total expenses                                                            3,375    15,039          -         18,414
                                                                      -------------------- ----------    -----------
Net holding gains (losses) on derivatives                                (7,721)        -          -         (7,721)
Impairments and valuation allowances related to investments                   -         -          -              -
Net gains (losses) from equity investments in partnerships                    -        94          -             94
                                                                      -------------------- ----------    -----------
Net income before income taxes, income allocated to
    preferred shareholders and minority interests in
    subsidiary companies and discontinued operations                      1,562     6,681     (1,500)         6,743
Income tax expense (benefit)                                                  -       828          -            828
                                                                      -------------------- ----------    -----------
Net income before income allocated to preferred
    shareholders and minority interests in subsidiary
    companies and discontinued operations                                 1,562     5,853     (1,500)         5,915
Income allocable to preferred shareholders and minority interests
    in subsidiary companies                                               2,995                    -          2,995
                                                                      -------------------- ----------    -----------
Net income from continuing operations                                    (1,433)    5,853     (1,500)         2,920
Discountinued operations                                                      -         -          -              -
                                                                      -------------------- ----------    -----------
Net income (loss)                                                     $  (1,433) $  5,853   $ (1,500)     $   2,920
                                                                      ========== ========= ==========    ===========

                                                   Municipal Mortgage & Equity, LLC
                                    Segment Reporting for the six months ended June 30, 2003 and 2002
                                                     (in thousands) (unaudited)


                                                                       For the six months ended June 30, 2003
                                                                   -------------------------------------------------
                                                                                                          Total
                                                                   Investing  Operating  Adjustments   Consolidated
                                                                   ---------- --------- ------------  -------------
INCOME:
Interest income
    Interest on bonds and residual interests in                    $  29,426  $    488   $       -      $   29,914
      bond securitizations
    Interest on loans                                                  1,600    15,466           -          17,066
    Interest on short-term investments                                 2,615       136      (2,227)(1)         524
                                                                   ---------- --------- -----------     ------------
      Total interest income                                           33,641    16,090      (2,227)         47,504
                                                                   ---------- --------- -----------     ------------
Fee income
    Syndication fees                                                       -     3,236           -           3,236
    Origination fees                                                       -     3,870        (953)(2)       2,917
    Loan servicing fees                                                    -     3,747           -           3,747
    Asset management and advisory fees                                     -     2,274           -           2,274
    Other income                                                       3,185     2,321           -           5,506
                                                                   ---------- --------- -----------     ------------
       Total fee income                                                3,185    15,448        (953)         17,680
                                                                   ---------- --------- -----------     ------------
Net gain (loss) on sales                                                 759     1,972           -           2,731
                                                                   ---------- --------- -----------     ------------
Total Income                                                          37,585    33,510      (3,180)         67,915
                                                                   ---------- --------- -----------     ------------
EXPENSES:
Interest expense                                                       7,081    14,238      (2,227)(1)      19,092
Salaries and benefits                                                  1,446    13,191           -          14,637
General and administrative                                             1,148     2,790           -           3,938
Professional fees                                                        937       929           -           1,866
Amortization of mortgage servicing rights and other intangibles            -       803           -             803
                                                                   ---------- --------- -----------     ------------
Total expenses                                                        10,612    31,951      (2,227)         40,336
                                                                   ---------- --------- -----------     ------------
Net holding gains (losses) on derivatives                                424         -           -             424
Impairments and valuation allowances related to investments           (1,097)      (47)          -          (1,144)
Net gains (losses) from equity investments in partnerships                 -    (2,353)          -          (2,353)
                                                                   ---------- --------- -----------     ------------
Net income before income taxes, income allocated to
    preferred shareholders and minority interests in
    subsidiary companies and discontinued operations                  26,300      (841)       (953)         24,506
Income tax expense (benefit)                                               -      (472)          -            (472)
                                                                   ---------- --------- -----------     ------------
Net income before income allocated to preferred
    shareholders and minority interests in subsidiary
    companies and discontinued operations                             26,300      (369)       (953)         24,978
Income allocable to preferred shareholders and minority interests
    in subsidiary companies                                            5,989      (310)          -           5,679
                                                                   ---------- --------- -----------     ------------
Net income from continuing operations                                 20,311       (59)       (953)         19,299
Discountinued operations                                              25,748         -           -          25,748
                                                                   ---------- --------- -----------     ------------
Net income (loss)                                                  $  46,059  $    (59)  $    (953)     $   45,047
                                                                   ========== ========= ===========     ============


                                                    Municipal Mortgage & Equity, LLC
                                    Segment Reporting for the six months ended June 30, 2003 and 2002
                                                     (in thousands) (unaudited)


                                                                    For the six months ended June 30, 2002
                                                                 -----------------------------------------------
                                                                                                       Total
                                                                 Investing  Operating  Adjustments  Consolidated
                                                                 ---------- --------- ------------  ------------
INCOME:
Interest income
    Interest on bonds and residual interests in                  $  28,702  $  1,859   $      -     $   30,561
      bond securitizations
    Interest on loans                                                1,680    15,344          -         17,024
    Interest on short-term investments                                 635        96          -            731
                                                                 ---------- --------- ----------    -----------
      Total interest income                                         31,017    17,299          -         48,316
                                                                 ---------- --------- ----------    -----------
Fee income
    Syndication fees                                                     -     3,998          -          3,998
    Origination fees                                                     -     4,513     (1,919)(2)      2,594
    Loan servicing fees                                                  -     3,568          -          3,568
    Asset management and advisory fees                                   -     1,907          -          1,907
    Other income                                                       469     1,935          -          2,404
                                                                 ---------- --------- ----------    -----------
      Total fee income                                                 469    15,921     (1,919)        14,471
                                                                 ---------- --------- ----------    -----------
Net gain (loss) on sales                                            (2,118)    4,987          -          2,869
                                                                 ---------- --------- ----------    -----------
Total Income                                                        29,368    38,207     (1,919)        65,656
                                                                 ---------- --------- ----------    -----------
EXPENSES:
Interest expense                                                     4,514    12,945          -         17,459
Salaries and benefits                                                1,618     9,139          -         10,757
General and administrative                                             754     2,669          -          3,423
Professional fees                                                      375     2,229          -          2,604
Amortization of mortgage servicing rights and other intangibles          -       651          -            651
                                                                 ---------- --------- ----------    -----------
Total expenses                                                       7,261    27,633          -         34,894
                                                                 ---------- --------- ----------    -----------
Net holding gains (losses) on derivatives                           (4,609)        -          -         (4,609)
Impairments and valuation allowances related to investments           (110)        -          -           (110)
Net gains (losses) from equity investments in partnerships               -      (229)         -           (229)
                                                                 ---------- --------- ----------    -----------
Net income before income taxes, income allocated to
    preferred shareholders and minority interests in
    subsidiary companies and discontinued operations                17,388    10,345     (1,919)        25,814
Income tax expense (benefit)                                             -     1,859          -          1,859
                                                                 ---------- --------- ----------    -----------
Net income before income allocated to preferred
    shareholders and minority interests in subsidiary
    companies and discontinued operations                           17,388     8,486     (1,919)        23,955
Income allocable to preferred shareholders and minority interests
    in subsidiary companies                                          5,989         -          -          5,989
                                                                 ---------- --------- ----------    -----------
Net income from continuing operations                               11,399     8,486     (1,919)        17,966
Discountinued operations                                                 -         -          -              -
                                                                 ---------- --------- ----------    -----------
Net income (loss)                                                $  11,399  $  8,486   $ (1,919)    $   17,966
                                                                 ========== ========= ==========    ===========


Notes:

(1) Adjustments represent intercompany interest and expense that are eliminated in consolidation

(2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment

NOTE 14 - RELATED PARTY TRANSACTIONS

     See Note 14 of the Company's 2002 Form 10-K for a detailed description of the Company's related party transactions. Except as disclosed below, there has been no material change since December 31, 2002 to the information related to related party transactions.

     In June 2003, the Company received approximately $0.8 million in cash and a 34.1% limited partnership interest in SCA Associates 86-II Limited Partnership ("SCA86-II") from SCA Custodial Co., Inc. ("SCAC"). The general partner of SCA86-II is Shelter Development Holdings, Inc. ("Shelter Holdings"). Mr. Mark K. Joseph, the Company's Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Holdings. Mr. Joseph also owns a 20.8% limited partnership interest in SCA86-II. In addition, Mr. Michael L. Falcone, the Company's President and Chief Operating Officer, owns a 3% limited partnership interest in SCA86-II. SCAC is indirectly wholly owned by The Shelter Policy Institute, Inc., which is controlled by Mr. Joseph.

     The cash received by the Company was recorded as other income in the consolidated statements of income and is an accumulation of distributions from the 34.1% limited partnership interest in SCA86-II. SCA86-II's sole asset is shares of the Company. Therefore, the shares allocated to the Company's interest in SCA86-II are classified as treasury shares on the consolidated balance sheets. The partnership interest was held by SCAC as collateral for guaranteed obligations related to a tax-exempt bond held by the Company. In April 2003, the Company acquired the property that collateralized this bond by deed in lieu of foreclosure and subsequently sold the property to a third party (See Note 9). The sale of the property fulfilled all remaining guaranteed obligations and allowed the release of the collateral held by SCAC.

     The Company no longer leases office space from an affiliate due to the sale of the building to a third party in February 2003.


NOTE 15 - SUBSEQUENT EVENTS

     On July 1, 2003, the Company acquired Housing and Community Investment ("HCI"), the tax credit equity unit of Lend Lease Real Estate Investments, for $102 million in cash. The acquisition was financed by a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. HCI is a market leading syndicator of low income tax credit equity investments. In connection with this acquisition, the Company's operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

     The Company relies on the regular availability of capital from pension funds, government sponsored entities ("GSEs"), equity offerings, bank lines of credit and securitization transactions to finance its growth. The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders and funding of mortgage banking activities, from equity offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2003 and future years. The Company expects it will need $100 to $200 million in new capital to meet its 2003 production targets for its lending and tax credit equity businesses. The Company's February 2003 equity offering generated net proceeds of $71.9 million to satisfy a portion of the new capital needed. The Company has also increased its borrowing capacity on two existing lines of credit by a total of $126 million. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs. If the Company is unable to secure the remaining additional capital needed during 2003, its production targets may decrease by $130 to $225 million.

     For the three  months  ended June 30, 2003,  the Company  structured  $65.7 million in tax-exempt bond transactions. This includes both construction and permanent transactions because, although they relate to the same loans, the Company counts them as separate loans for consistency with tracking of taxable lending, where construction and permanent loans are legally distinct loans. In addition, the Company originated $94.0 million of construction loans, $118.4 million of permanent loans and $7.7 million of supplemental loans. The Company also closed $38.1 million for investment in syndicated tax credit equity funds and originated $46.9 million of conventional market rate equity transactions.

     Since December 31, 2002, there has been no material change to the information related to the Company's liquidity and capital resources except as discussed below.

Pension Funds

     MMER is a Maryland real estate investment trust established by a group of pension funds that the Company has had relationships with for over twenty-five years. During the second quarter of 2003, MMER received an additional $7 million in share subscriptions. Of this additional subscription amount, $2 million was from a pension fund that the Company had not had a relationship with in the past, which brought the total number of investors in MMER to five.

Lines of Credit

     During the second quarter of 2003, the Company expanded the capacity of a general bank line of credit used to fund supplemental loans from $4 million to $30 million. In addition, the Company expanded a loan warehousing line from $100 million to $200 million. The uses of this line were also expanded to include warehousing of tax-exempt bonds, new construction loans and pre-development loans. In addition, the Company's mortgage servicing rights have been added as a source of collateral.

Leverage

     The  Company's  leverage  ratio was  51.7%  and 55.8% at June 30,  2003 and
December 31, 2002, respectively. This leverage ratio is based on total debt (notes payable, short- and long-term debt) divided by the Company's total capitalization (notes payable, short- and long-term debt, preferred shareholders' and minority interests' equity in subsidiary companies, and shareholders' equity). Management includes short-term debt in this calculation because of the importance of short-term debt to the Company's management of its overall cost of capital. It should be noted that this leverage ratio is one of many ways to measure leverage. For example, as of June 30, 2003, this ratio excludes $257.5 million of securitization interests that are senior to the Company's investments that were previously accounted for as sales and includes $183.5 million of construction loans where the economic risk belongs to a third party.

     The Company will continue to try to maintain overall leverage ratios in the 50% to 65% range, with certain assets at significantly higher ratios, up to approximately 99%, and other assets not leveraged at all.

Factors that Could Affect Future Results

     The Company's 2002 Form 10-K contains a detailed description of the Company's factors that could affect future results. There has been no material change since December 31, 2002 to the information related to factors that could affect future results.

Acquisition of Housing and Community Investment Unit of Lend Lease Real Estate Investments

     On July 1, 2003, the Company acquired Housing and Community Investment ("HCI"), the tax credit equity unit of Lend Lease Real Estate Investments, for $102 million in cash. The acquisition was financed by a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. HCI is a market leading syndicator of low income tax credit equity investments. In connection with this acquisition, the Company's operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

Contractual Obligations

     The Company's 2002 Form 10-K contains a description of the Company's material contractual obligations. Except as disclosed below, there has been no material change since December 31, 2002 to the information related to contractual obligations.

     During the second quarter of 2003, the Company entered into an operating lease for 21,283 square feet of new office space. The initial term of the lease is ten years commencing October 1, 2003. Rent will be charged at the rate of $25.20 per square foot with an escalation of 3% per year.

Guarantees and Off-Balance Sheet Arrangements

     The Company's 2002 Form 10-K contains a summary of the Company's guarantees and off-balance sheet arrangements. Since December 31, 2002, there has been no material change to the information related to guarantees and off-balance sheet obligations. See Note 8 for a table that summarizes the Company's guarantees by type as of June 30, 2003.


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

     Since the first quarter of 2002, when the Company completed the redemption of preferred shares and term growth shares, the Company's entire net cash flow has been available for distribution to the common shares. The Company's current policy is to distribute to common shareholders at least 80% of its annual CAD to common shares. The table below shows the Company's CAD available to common shares, CAD per common share, dividend per common share and payout ratio for the three and six months ended June 30, 2003 and 2002.

                                                   For the three months ended June 30,        For the six months ended June 30,
                                                  --------------------------------------    --------------------------------------
                                                        2003                2002                  2003                2002
                                                  ------------------  ------------------    ------------------  ------------------
CAD available to common shares (000s)               $        15,121     $        12,385        $       29,537      $       24,198
CAD per common share (1)                                       0.52                0.49                  1.02                0.96
Dividend per common share                                    0.4475              0.4375                0.8925              0.8725
Payout ratio                                                  85.3%               89.4%                 87.3%               91.1%

(1) CAD per common share is calculated based on the number of shares outstanding at the end of each fiscal quarter.

     The following table reconciles the Company's GAAP net income to CAD for the three and six months ended June 30, 2003 and 2002.

                                                                  For the three months ended           For the six months ended
                                                                             June 30,                            June 30,
                                                               ----------------------------------  ---------------------------------
                                                                    2003              2002              2003              2002
                                                               ----------------  ----------------  ----------------  ---------------
Net income allocated to common shares - GAAP Basis               $      31,102     $       2,920      $     45,047     $     17,813
                                                               ================  ================  ================  ===============

Conversion to Cash Available for Distribution:
    (1)Mark to market adjustments                                $       2,449     $       7,721      $       (424)    $      4,609
    (2)Equity investments                                                3,181                79             5,591              519
    (3)Net gain on sales                                               (10,486)             (601)          (10,813)          (2,727)
    (3)Amortization of capitalized mortgage servicing fee                  414               333               766              651
    (4)Origination fees and other income, net                            1,335             1,450             1,616            2,123
    (5)Valuation allowances and other-than-temporary impairments         1,097                 -             1,097              110
    (6)Deferred tax expense                                                984               483             1,612            1,100
    (7)Discontinued operations                                         (25,748)                -           (25,748)               -
    (8)Interest income                                                  10,793                 -            10,793                -
                                                               ----------------  ----------------  ----------------  ---------------
Cash Available for Distribution (CAD)                            $      15,121     $      12,385      $     29,537     $     24,198
                                                               ================  ================  ================  ===============

Notes
(1) For GAAP reporting, the Company records the non-cash change in fair value of its investment in interest rate swaps and other derivative financial instruments through  net income.  These  non-cash  gains and losses are not  included in the
Company's calculation of CAD.
(2) For  GAAP  reporting,  the  Company  accounts  for  various  investments  in partnerships  using the equity  accounting  method.  As a result,  the Company's allocable  share of the  income or loss from the  partnerships  is  reported  in income (losses) from equity  investments in partnerships.  The income from these partnerships  includes  depreciation  expense  and  changes in the fair value of investments in derivatives.  For GAAP reporting,  distributions are treated as a return of capital. For CAD reporting, the Company records the cash distributions it receives from the partnerships as other income. In addition, a portion of the income or loss from partnerships is reduced by a minority interest for both GAAP and CAD.
(3) For GAAP  reporting,  the  Company  recognizes  non-cash  gains  and  losses associated  with the sale of  assets or  capitalization  of  mortgage  servicing rights.  The capitalized  mortgage  servicing  rights are amortized into expense over the  estimated  life of the  serviced  loans.  The  non-cash  gains and the associated amortization expense are not included in CAD.
(4)  Origination  fees and certain other income amounts are recognized as income when received for CAD purposes,  but for GAAP reporting these items are deferred and  amortized  into income  over the life of the  associated  investment.  This adjustment represents the net difference,  for the relevant period, between fees taken into income when  received for CAD and the  amortization  of fees recorded for GAAP.
(5)  For  GAAP  reporting,   the  Company  records   valuation   allowances  and
other-than-temporary  impairments on its  investments in loans,  bonds and other bond-related  investments.  Such  non-cash  charges  do not affect the cash flow generated  from the operation of the  underlying  properties,  distributions  to shareholders, or the tax-exempt status of the income of the financial obligation under the bonds.  Therefore,  these items are not included in the calculation of
CAD.
(6) For GAAP reporting, the Company's income tax expense contains both a current and a deferred  component.  Only the  Company's  current  income tax  expense is reflected in CAD.
(7) For  GAAP  reporting,  the  Company  recognized  a gain  upon  the sale of a property.  This gain was required to be  classified as  discontinued  operations because the Company owned the property prior to the sale. For CAD reporting, the gain was  significantly  less due to  recording  a portion  of the  proceeds  as interest  income.  In  addition,  the  carrying  value  of the  tax-exempt  bond associated with the property was significantly more for CAD due to an impairment of $12.4 million previously recognized for GAAP.

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


Results of Operations and Critical Accounting Estimates

Net Interest Income

                                           For the three months ended June 30,      For the six months ended June 30,
                                         --------------------------------------  --------------------------------------
(000s)                                     2003         %        2002       %      2003       %       2002       %
                                         --------    -------  --------  -------  --------  -------  ---------  -------
Interest on bonds and residual
  interests in bond securitizations      $ 13,929    106.3%   $15,399     97.8% $ 29,914   105.3%   $ 30,561    99.0%
Interest on loans                           7,563     57.7%     8,594     54.6%   17,066    60.1%     17,024    55.2%
Interest on short-term investments            332      2.5%       244      1.5%      524     1.8%        731     2.4%
                                         --------             -------            -------            ---------
Total interest income                     21,824              24,237              47,504              48,316
Interest expense                          (8,724)    -66.5%    (8,487)   -53.9%  (19,092)  -67.2%    (17,459)  -56.6%
                                          -------    -------   -------  -------  -------   -------  ---------  -------
Net interest income                      $ 13,100    100.0%   $ 15,750   100.0%  $28,412   100.0%   $ 30,857   100.0%
                                         ========    =======  ========  =======  =======   =======  =========  =======

     Net interest income for the quarter ended June 30, 2003 decreased $2.7 million compared to the same period last year due primarily to: (1) a $2.5 million decrease in the accrual of interest on bonds, residual interests in bond securitizations and loans; and (2) a $0.2 million increase in interest expense due to an increase in financing costs related to on-balance sheet securitizations and larger average notes payable balances outstanding during the quarter.

     Net interest  income for the six months ended June 30, 2003  decreased $2.4 million compared to the same period last year due primarily to: (1) a $0.6 million decrease in the accrual of interest on bonds and residual interests in bond securitizations; and (2) a $1.6 million increase in interest expense due to an increase in financing costs related to on-balance sheet securitizations and larger average notes payable balances outstanding during the 2003 period.


Fee Income

                                            For the three months ended June 30,    For the six months ended June 30,
                                         -------------------------------------  --------------------------------------
(000s)                                      2003        %       2002       %       2003      %         2002       %
                                         ---------   -------  --------  ------  ---------  -------  ---------  -------
Syndication fees                         $  1,825     17.6%   $ 2,380    30.3%  $  3,236    18.3%   $  3,998    27.6%
Origination fees                            2,219     21.4%     1,505    19.2%     2,917    16.5%      2,594    17.9%
Loan servicing fees                         1,838     17.7%     1,660    21.2%     3,747    21.2%      3,568    24.7%
Asset management and advisory fees          1,198     11.5%     1,040    13.2%     2,274    12.9%      1,907    13.2%
Other income                                3,309     31.8%     1,259    16.1%     5,506    31.1%      2,404    16.6%
                                         ---------   -------  --------  ------  ---------  -------  ---------  -------
Total fee income                         $ 10,389    100.0%   $ 7,844   100.0%  $ 17,680   100.0%   $ 14,471   100.0%
                                         =========   =======  ========  ======  ===-=====  ======= = ========  =======

     Total fee income for the quarter ended June 30, 2003 increased $2.5 million compared to the same period last year due primarily to: (1) a $2.1 million increase in other income due primarily to: (i) a $1.0 million fee collected on a conventional equity deal; (ii) $0.8 million collected as the result of a collateral release after the sale of a property; (iii) $0.8 million in prepayment fees collected from the early payment of tax-exempt bond investments; and (iv) a $0.5 million decrease in commission income; (2) a $0.7 million increase in origination fees due to increased volume; and (3) a $0.6 million decrease in syndication fees due to a decrease in the volume of syndications closed.

     Total fee income for the six months ended June 30, 2003 increased $3.2 million compared to the same period last year due primarily to: (1) a $3.1 million increase in other income due primarily to: (i) $1.6 million in fees collected on a conventional equity deal; (ii) $1.7 million in prepayment fees collected from the early payment of tax-exempt bond investments; (iii) $0.8 million collected as the result of a collateral release after the sale of a property; and (iv) a $1.0 million decrease in commission income; (2) a $0.3 million increase in origination fees due to increased volume; (3) a $0.4 million increase in asset management and advisory fees due to an increase in tax credit equity and MMER assets under management; and (4) a $0.8 million decrease in syndication fees due to a decrease in the volume of syndications closed combined with taking $0.5 million in organizational and offering cost reimbursements related to closed syndicated tax credit equity funds into income during the first quarter of 2002, whereas no such fees were recognized during 2003.


Net Gain on Sales

                                           For the three months ended June 30,     For the six months ended June 30,
                                          -------------------------------------  --------------------------------------
(000s)                                     2003         %       2002       %      2003       %       2002         %
                                          -------    -------  --------  ------- --------   -------  -------    -------
Gain recorded for capitalized mortgage
 servicing rights                             197     13.6%   $   561     79.8% $    601    22.0%   $  1,731    60.3%
Sales and payoffs of investments              336     23.1%       142     20.2%    1,112    40.7%      1,138    39.7%
Swap terminations                             742     51.1%         -        -       742    27.2%          -        -
Sale of investments in partnerships           178     12.2%         -        -       276    10.1%          -        -
                                         --------    -------  --------  ------- --------   -------  --------   -------
Total net gain on sales                  $  1,453    100.0%   $   703    100.0% $  2,731   100.0%   $  2,869   100.0%
                                         ========    =======  ========  ======= ========   =======  ========   =======

     Net gain on sales for the quarter ended June 30, 2003 increased $0.8 million compared to the same period last year due primarily to: (1) a $0.7 million net gain recorded on the termination of interest rate swaps; (2) a $0.2 million increase in gain on the sales and payoff of investments due to the increase in premiums on the delivery of loans to HUD; (3) a $0.4 million decrease in the gain recorded for capitalized mortgage servicing rights due to a decrease in the dollar amount of permanent loans sold; and (4) a $0.2 million increase in gain on the sale of investments in partnerships. There was no activity for this item until the quarter ended December 31, 2002. This gain relates to the warehousing and subsequent transfer of tax credit equity properties at subsidiaries.

     Net gain on sales for the six months ended June 30, 2003 decreased $0.1 million compared to the same period last year due primarily to: (1) a $0.7 million net gain recorded on the termination of interest rate swaps; (2) a $0.3 million increase in gain on the sale of investments in partnerships as this activity was new beginning the quarter ended December 31, 2002; and (3) a $1.1 million decrease in the gain recorded for capitalized mortgage servicing rights due to a decrease in the volume and dollar amount of permanent loans sold.


Operating Expenses and Amortization

                                           For the three months ended June 30,     For the six months ended June 30,
                                          -------------------------------------  --------------------------------------
(000s)                                     2003        %        2002       %      2003        %      2002        %
                                          -------    -------  --------  ------- --------   -------  ---------  -------
Salaries and benefits                    $  8,671     71.8%   $ 5,930     59.7% $ 14,637    68.9%   $ 10,757    61.7%
General and administrative                  2,113     17.5%     1,697     17.1%    3,938    18.5%      3,423    19.6%
Professional fees                             877      7.3%     1,967     19.8%    1,866     8.8%      2,604    14.9%
Amortization of mortgage servicing
  rights and other intangibles                414      3.4%       333      3.4%      803     3.8%        651     3.8%
                                         --------    -------  --------  -------  -------   -------  ---------  -------
                                         $ 12,075    100.0%   $ 9,927    100.0% $ 21,244   100.0%   $ 17,435   100.0%
                                         ========    =======  ========  ======= ========   =======  =========  =======

     Total operating expenses and amortization for the quarter ended June 30, 2003 increased $2.1 million compared to the same period last year due primarily to: (1) a $2.7 million increase in salaries and benefits resulting from a $0.8 million increase in salaries and other compensation and a $2.0 million increase in bonus expense; (2) a $0.4 million increase in general and administrative expenses due primarily to: (i) increases totaling $0.3 million due to telephone, bank fees, memberships and dues and costs related to the integration of HCI; and
(ii) a $0.1 million increase in travel and entertainment; and (3) a $1.1 million decrease in professional fees due primarily to: (i) a $0.5 million decrease in commission expense; and (ii) a $0.4 million decrease in legal fees due to information systems and other corporate initiatives in the prior year. Commission expense is no longer incurred by the Company because the pass-through of commission income and expense has been transferred to the syndicated tax credit equity funds.

     Total operating expenses and amortization for the six months ended June 30, 2003 increased $3.8 million compared to the same period last year due primarily to: (1) a $3.9 million increase in salaries and benefits resulting from a $1.0 million increase in salaries and other compensation and a $2.9 million increase in bonus expense; (2) a $0.5 million increase in general and administrative expenses due primarily to: (i) increases totaling $0.4 million due to telephone, bank fees, letter of credit fees, memberships and dues and costs related to the integration of HCI; and (ii) a $0.1 million increase in investment acquisition expenses; and (3) a $0.7 million decrease in professional fees due primarily to:
(i) a $1.0 million decrease in commission expense; and (ii) a $0.3 million increase in consulting fees due to an internal controls project and the acquisition of HCI.


Net Holding Gains on Derivatives

     The Company recorded net holding losses for mark-to-market adjustments on derivative financial instruments of $2.4 million and $7.7 million for the quarters ended June 30, 2003 and 2002, respectively. This $5.3 million decrease is due primarily to the termination of interest rate swaps with a total notional amount of $105.7 million.

     The Company recorded net holding gains of $0.4 million for the six months ended June 30, 2003 for mark-to-market adjustments on derivative financial instruments, which was a $5.0 million decrease from the $4.6 million of losses recorded in 2002. This $5.0 million decrease is due primarily to the termination of interest rate swaps with a total notional amount of $105.7 million.

Impairments and Valuation Allowances Related to Investments

     In accordance with the Company's valuation and impairment policies, the Company recorded other-than-temporary impairments and valuation allowances totaling $1.1 million during the quarter ended June 30, 2003. The impairments included a $0.7 million impairment on a bond with a face amount of $19.5 million and $0.4 million of impairments on three taxable loans with total face amounts of $7.0 million. During the quarter ended June 30, 2002, the Company did not record any other-than-temporary impairments.

     The Company recorded other-than-temporary impairments totaling $1.1 million during the six months ended June 30, 2003. The impairments included a $0.7 million impairment on a bond with a face amount of $19.5 million and $0.4 million of impairments on three taxable loans with total face amounts of $7.0 million. During the six months ended June 30, 2002, the Company recorded impairments totaling $0.1 million on a bond with a face amount of $0.7 million.


Net Losses from Equity Investments in Partnerships

     Net losses from equity investments in partnerships increased by $1.7 million for the quarter ended June 30, 2003 compared to the same period last year due primarily to: (1) $0.4 million in losses generated from investments in real estate operating partnerships that are being warehoused before transfer to syndicated tax credit equity funds; and (2) a $1.3 million increase in losses from an investment in income-producing real estate operating partnerships and related swap partnerships. While these investments generate cash flow to the Company in the form of quarterly distributions, on a GAAP basis they generate a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships. The mark-to-market adjustments cause volatility in the losses that are recorded.

     Net losses from equity investments in partnerships increased by $2.1 million for the six months ended June 30, 2003 compared to the same period last year due primarily to: (1) $0.9 million in losses generated from investments in real estate operating partnerships that are being warehoused before transfer to syndicated tax credit equity funds; and (2) a $1.2 million increase in losses from an investment in income-producing real estate operating partnerships and related swap partnerships.


Income Tax Expense

     Income tax expense for the quarter ended June 30, 2003 decreased $1.4 million compared to the same period last year. This decrease is due primarily to a decrease in net income within the operating segment, which contains corporations that are subject to income taxes.

     Income tax expense for the six months ended June 30, 2003 decreased $2.3 million compared to the same period last year. This decrease is due primarily to a decrease in net income within the operating segment, which contains corporations that are subject to income taxes.


Income Allocable to Preferred Shareholders and Minority Interests in Subsidiary Companies

     Income allocable to preferred shareholders in a subsidiary company remained the same for the quarter ended and six months ended June 30, 2003 as compared to the same periods last year. There have not been any new series of preferred shares issued since October 2001.

     Expense allocable to minority interests in subsidiary companies increased by $0.1 million and $0.3 million for the quarter ended and six months ended June 30, 2003, respectively. This expense was not present during 2002.

Discontinued Operations

     During the quarter ended June 30, 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $38.1 million, which resulted in a $26.8 million gain. The $26.8 million gain and $1.0 million of losses from operations of the property were classified as discontinued operations in the consolidated statements of income.


Net Income

     Net income for the quarter ended June 30, 2003 increased by $28.2 million compared to the same period last year due primarily to: (1) a $25.7 million increase from discontinued operations; (2) a $5.3 million decrease in net holding losses on derivatives; (3) a $2.1 million increase in other income; (4) a $1.4 million decrease in income tax expense; offset by (5) a $2.7 million increase in salaries and benefits; (6) a $2.5 million decrease in the accrual of interest on bonds, residual interests in bond securitizations and loans; and (7) a $1.7 million increase in net losses from equity investments in partnerships.

     Net income for the six months ended June 30, 2003 increased by $27.1 million compared to the same period last year due primarily to: (1) a $25.7 million increase from discontinued operations; (2) a $5.0 million decrease in net holding losses on derivatives; (3) a $3.1 million increase in other income;
(4) a $2.3 million decrease in income tax expense; offset by (5) a $3.9 million increase in salaries and benefits; (6) a $2.1 million increase in net losses from equity investments in partnerships; (7) a $1.6 million increase in interest expense; and (8) a $1.0 million increase in other-than-temporary impairments recorded in 2003.

Other Comprehensive Income (Loss)

     For the quarter ended June 30, 2003, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $16.5 million. After a reclassification adjustment for gains of $24.7 million included in net income, other comprehensive loss for the quarter ended June 30, 2003 was $8.2 million and total comprehensive income was $22.9 million.

     For the quarter ended June 30, 2002, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $2.9 million, and total comprehensive income was $5.8 million.

     For the six months ended June 30, 2003, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $21.1 million. After a reclassification adjustment for gains of $24.7 million included in net income, other comprehensive loss for the six months ended June 30, 2003 was $3.6 million and total comprehensive income was $41.4 million.

     For the six months ended June 30, 2002, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds and residual interests in bond securitizations available for sale was $1.2 million. After a reclassification adjustment for gains of $1.0 million included in net income, other comprehensive loss for the six months ended June 30, 2002 was $2.2 million and total comprehensive income was $15.8 million.


Critical Accounting Policies and Estimates

     The Company's 2002 Form 10-K contains a detailed description of the Company's critical accounting policies and estimates. Since December 31, 2002, there has been no material change to the information related to critical accounting policies and estimates.

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify those financial instruments with certain debt-like characteristics as liabilities. The scope of FAS 150 includes financial instruments issued in the form of mandatorily redeemable shares. These types of shares embody an unconditional obligation requiring the issuer to redeem them by transferring assets at a specified date. Management has determined that the Company's preferred shareholders' equity in a subsidiary company appears to fall within the scope of FAS 150. Therefore, the Company will be required to reclassify its preferred shareholders' equity of $160.5 million to the liability section of the consolidated balance sheets. In addition, amounts currently classified as distributions paid to the preferred shareholders will be recorded as interest expense. FAS 150 is effective for instruments held by the Company at the beginning of the first interim period beginning after June 15, 2003.

     In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a Company's equity investment in a variable interest entity ("VIE") if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 is effective for the first interim reporting period beginning after June 15, 2003. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages, as well as investments accounted for under the equity method of accounting. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Related Party Transactions

     The Company's 2002 Form 10-K contains a detailed description of the Company's related party transactions. Except as disclosed below, there has been no material change since December 31, 2002 to the information related to related party transactions.

     In June 2003, the Company received approximately $0.8 million in cash and a 34.1% limited partnership interest in SCA Associates 86-II Limited Partnership ("SCA86-II") from SCA Custodial Co., Inc. ("SCAC"). The general partner of SCA86-II is Shelter Development Holdings, Inc. ("Shelter Holdings"). Mr. Mark K. Joseph, the Company's Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Holdings. Mr. Joseph also owns a 20.8% limited partnership interest in SCA86-II. In addition, Mr. Michael L. Falcone, the Company's President and Chief Operating Officer, owns a 3% limited partnership interest in SCA86-II. SCAC is indirectly wholly owned by The Shelter Policy Institute, Inc., which is controlled by Mr. Joseph.

     The cash received by the Company was recorded as other income in the consolidated statements of income and is an accumulation of distributions from the 34.1% limited partnership interest in SCA86-II. SCA86-II's sole asset is shares of the Company. Therefore, the shares allocated to the Company's interest in SCA86-II are classified as treasury shares on the consolidated balance sheets. The partnership interest was held by SCAC as collateral for guaranteed obligations related to a tax-exempt bond held by the Company. In April 2003, the Company acquired the property that collateralized this bond by deed in lieu of foreclosure and subsequently sold the property to a third party (See Note 9). The sale of the property fulfilled all remaining guaranteed obligations and allowed the release of the collateral held by SCAC.

     The Company no longer leases office space from an affiliate due to the sale of the building to a third party in February 2003.

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

     While the bulk of the Company's recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. Until January 1, 2003, the Company had elected under Section 754 of the Internal Revenue Code to adjust the tax basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for its shares. As a result, for shares purchased prior to January 1, 2003, the capital gain and loss allocated to those shares may be different for each shareholder due to the Company's Section 754 election and will depend on, among other things, the timing of the shareholder's purchase of the shares, the timing of transactions that generate gains or losses for the Company and the difference (the "Basis Difference") between the Company's tax basis in its property and a shareholder's tax basis in the shares. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to individual shareholders may be significantly different than the capital gains and losses recorded by the Company.

     In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked. The Company applied for this revocation due to the increasing administrative burden attributable to this election resulting from the increased numbers of common shareholders and the increasing frequency both of events generating capital gain or loss and of purchases and sales of common shares.

     In May 2003, the Internal Revenue Service approved the Company's application to revoke its election under Section 754 for the Company's tax year ending December 31, 2003. As a result, for common shares purchased on or after January 1, 2003, the capital gain and loss allocated from the Company will be based on their pro-rata share of the Company's gain and loss allocated without regard to the Basis Difference. In other words, for shares purchased prior to January 1, 2003, portions of the Basis Difference may from time to time be recognized and reported on the shareholder's Schedule K-1 as and when the Company's assets are sold. While for shares purchased on or after January 1, 2003, the Basis Difference will be eliminated when the shareholder sells the shares.

     This change in the method of calculating the Company's tax basis in its assets could result in the shareholder being allocated more or less income in any given year than he or she would have received if the Section 754 election remained in place; however, it is difficult to predict the precise impact of the change for individual shareholders. The revocation of the Company's 754 election may result in shareholders who purchase shares on or after January 1, 2003, experiencing a difference in the overall character of income allocated or recognized.

     A portion of the Company's interest income is derived from private activity bonds that for income tax purposes are considered tax preference items for purposes of alternative minimum tax ("AMT"). AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company's income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

     The Company has numerous corporate subsidiaries that are subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

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

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits:

          31.1 Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of William S. Harrison, Senior Vice President, Chief Financial Officer and Secretary of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC
               Pursuant  to 18 U.S.C.  Section  1350,  as  Adopted  Pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of William S. Harrison, Senior Vice President, Chief Financial Officer and Secretary of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K:

               On April 23, 2003, the Company filed a Form 8-K containing the earnings package reported to securities analysts for the quarter ended March 31, 2003, an earnings press release and financial statements related to the Company's performance for the quarter ended March 31, 2003 and a production press release related to the Company's production volume for the quarter ended March 31, 2003.

               On May 15, 2003, the Company filed a Form 8-K containing a press release announcing that it had entered into a definitive Purchase Agreement to acquire the Housing and Community Investing business segment from Lend Lease Corporation Limited.

                                                                  Exhibit 31.1


                               CERTIFICATIONS

        Certification of Chief Executive Officer, President and Director

I, Mark K. Joseph, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Municipal Mortgage & Equity, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003                                /s/ Mark K. Joseph
                                                     -----------------------
                                                     Mark K. Joseph
                                                     Chief Executive Officer

                                                                  Exhibit 31.2


                               CERTIFICATIONS

         Certification of Chief Financial Officer and Treasurer

I, William S. Harrison, certify that:

1. I have reviewed this quarterly report of Municipal Mortgage & Equity, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003                                /s/ William S. Harrison
                                                     -------------------------
                                                     William S. Harrison
                                                     Chief Financial Officer

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark K. Joseph, Chief Executive Officer and Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ Mark K. Joseph
                              ---------------------------
                              Mark K. Joseph
                              Chief Executive Officer and Chairman of the Board August 13, 2003

                                                                   Exhibit 32.2



                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Municipal Mortgage & Equity, LLC, a Delaware limited liability company (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Harrison, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ William S. Harrison
                              ----------------------------
                              William S. Harrison
                              Senior Vice President and Chief Financial Officer August 13, 2003