Form 10-Q
period 2003-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2003-11-14
CIK 1003201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                        Commission File Number: 001-11981
                        MUNICIPAL MORTGAGE & EQUITY, LLC
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     52-1449733
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    621 E. PRATT STREET, 3RD FLOOR
          BALTIMORE, MARYLAND                            21202-3140
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

         The Registrant had 32,588,441 common shares outstanding as of November 7, 2003.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                               INDEX TO FORM 10-Q

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                      2

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                               28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               44

Item 4.  Controls and Procedures                                                                  44

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         44

Signatures                                                                                        46



FORWARD-LOOKING INFORMATION

Assumptions relating to various portions of the Company's Quarterly Report on Form 10-Q involve judgments with respect to, amoung other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I. FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
------------------------------

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                              September 30, 2003   December 31, 2002
                                                                                              ------------------   -----------------
ASSETS
Investment in tax-exempt bonds, net (Note 3)                                                      $   792,332         $   770,345
Loans receivable, net (Note 4)                                                                        472,620             422,299
Loans receivable held for sale (Note 4)                                                                 9,118              39,149
Investments in partnerships (Notes 5 and 9)                                                           233,032              99,966
Residual interests in bond securitizations (Note 6)                                                    11,944              11,039
Investment in derivative financial instruments (Note 7)                                                 2,755              18,762
Cash and cash equivalents                                                                              46,008              43,745
Interest receivable                                                                                    16,260              16,157
Restricted assets                                                                                     115,097              40,318
Other assets                                                                                           78,467              46,592
Mortgage servicing rights, net                                                                         10,841              11,009
Goodwill and other intangibles                                                                        131,422              33,537
                                                                                                  -----------         -----------

TOTAL ASSETS                                                                                      $ 1,919,896         $ 1,552,918
                                                                                                  ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 8)                                                                            $   609,506         $   450,924
Short-term debt (Note 8)                                                                              191,835             219,945
Long-term debt (Note 8)                                                                               155,448             147,357
Preferred shares subject to mandatory redemption (Note 10)                                            168,000                   -
Tax credit syndication guarantee liability (Note 9)                                                   149,305                   -
Residual interests in bond securitizations (Note 4)                                                     1,925               1,447
Investment in derivative financial instruments (Note 5)                                                17,879              49,359
Accounts payable and accrued expenses                                                                  12,792               7,436
Interest payable                                                                                        8,657               6,677
Unearned revenue and other liabilities                                                                 37,897              19,250
Distributions payable                                                                                       -               2,994
                                                                                                  -----------         -----------
TOTAL LIABILITIES                                                                                   1,353,244             905,389
                                                                                                  -----------         -----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)                                                                     -                   -

PREFERRED SHAREHOLDERS' EQUITY IN A SUBSIDIARY COMPANY (NOTE 10)                                            -             160,465

SHAREHOLDERS' EQUITY:
Common shares, par value $0 (32,303,599 shares authorized, including 28,936,397 shares issued and outstanding, and 36,929 deferred shares at September 30, 2003 and 29,083,599 authorized, 25,571,580 shares issued and outstanding, and 29,844
  deferred shares at December 31, 2002)                                                               574,767             471,946
Less common shares held in treasury at cost (124,715 and 55,444 at September 30, 2003
  and December 31, 2002, respectively)                                                                 (2,615)               (857)
Less unearned compensation (deferred shares) (Note 14)                                                 (3,394)             (3,274)
Accumulated other comprehensive income                                                                 (2,106)             19,249
                                                                                                  -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                                                            566,652             487,064
                                                                                                  -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 1,919,896         $ 1,552,918
                                                                                                  ===========         ===========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND  PER SHARE DATA)
                                  (UNAUDITED)

                                                                             For the three months ended  For the nine months ended
                                                                                   September 30,               September 30,
                                                                             --------------------------  -------------------------
                                                                                 2003           2002         2003           2002
                                                                              ---------      ---------   ----------      ---------
INCOME:
Interest income
  Interest on bonds and residual interests in bond securitizations            $  15,612      $  15,409    $  45,526      $  45,970
  Interest on loans                                                               9,408          8,676       26,474         25,700
  Interest on short-term investments                                                308            260          832            991
                                                                              ---------      ---------    ---------      ---------
    Total interest income                                                        25,328         24,345       72,832         72,661
                                                                              ---------      ---------    ---------      ---------
Fee income
  Syndication fees                                                                5,764            767        9,000          4,765
  Origination fees                                                                  862          2,014        3,779          4,608
  Loan servicing fees                                                             1,716          1,544        5,463          5,112
  Asset management and advisory fees                                              3,191            969        5,465          2,876
  Other income                                                                    3,582            900        9,088          3,304
                                                                              ---------      ---------    ---------      ---------
    Total fee income                                                             15,115          6,194       32,795         20,665
                                                                              ---------      ---------    ---------      ---------
Net gain on sales                                                                 8,288            657       11,019          3,526
                                                                              ---------      ---------    ---------      ---------
TOTAL INCOME                                                                     48,731         31,196      116,646         96,852
                                                                              ---------      ---------    ---------      ---------

EXPENSES:
Interest expense                                                                 15,690          8,771       34,782         26,230
Salaries and benefits                                                            12,065          5,446       26,702         16,203
General and administrative                                                        3,385          1,756        7,013          5,179
Professional fees                                                                 1,105            884        2,971          3,488
Amortization of intangibles                                                       2,863            334        3,666            985
                                                                              ---------      ---------    ---------      ---------
TOTAL EXPENSES                                                                   35,108         17,191       75,134         52,085
                                                                              ---------      ---------    ---------      ---------
Net holding gains (losses) on derivatives                                         3,498         (9,921)       3,922        (14,530)
Impairments and valuation allowances related to investments (Notes 3 and 4)          --             --       (1,144)          (110)
Net losses from equity investments in partnerships                               (1,608)        (1,488)      (3,961)        (1,717)
                                                                              ---------      ---------    ---------      ---------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS IN A SUBSIDIARY COMPANY AND DISCONTINUED
  OPERATIONS                                                                     15,513          2,596       40,329         28,410
Income tax benefit (expense)                                                      2,622            635        3,094         (1,224)
                                                                              ---------      ---------    ---------      ---------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED SHAREHOLDERS
  IN A SUBSIDIARY COMPANY AND DISCONTINUED                                       18,135          3,231       43,423         27,186
  OPERATIONS
Income allocable to preferred shareholders in a subsidiary company                   --         (2,994)      (5,989)        (8,983)
                                                                              ---------      ---------    ---------      ---------
NET INCOME FROM CONTINUING OPERATIONS                                            18,135            237       37,434         18,203
Discontinued operations                                                              --             --       25,748             --
                                                                              ---------      ---------    ---------      ---------
NET INCOME                                                                    $  18,135      $     237    $  63,182      $  18,203
                                                                              =========      =========    =========      =========

NET INCOME ALLOCATED TO:

Term growth shares                                                            $      --      $      --    $      --      $     153
                                                                              =========      =========    =========      =========

   Common shares                                                              $  18,135      $     237    $  63,182      $  18,050
                                                                              =========      =========    =========      =========

   The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                      For the three months ended                For the nine months ended
                                                            September 30,                             September 30,
                                                 ------------------------------------     -------------------------------------
                                                       2003                2002                 2003                 2002
                                                 ---------------     ----------------     ----------------     ----------------
BASIC EARNINGS PER COMMON SHARE:

  Net income from continuing operations          $          0.63     $           0.01     $           1.32     $           0.73

  Discontinued operations                                     --                   --                 0.91                   --
                                                 ---------------     ----------------     ----------------     ----------------

  Basic earnings per common share                $          0.63     $           0.01     $           2.23     $           0.73
                                                 ===============     ================     ================     ================
  Weighted average common shares outstanding          28,842,447           25,329,103           28,353,040           24,728,414

DILUTED EARNINGS PER COMMON SHARE:

  Net income from continuing operations          $          0.62     $           0.01     $           1.30     $           0.71

  Discontinued operations                                     --                   --                 0.90                   --
                                                 ---------------     ----------------     ----------------     ----------------

  Diluted earnings per common share              $          0.62     $           0.01     $           2.20     $           0.71
                                                 ===============     ================     ================     ================
  Weighted average common shares outstanding          29,224,605           25,916,151           28,711,892           25,323,789

CASH DISTRIBUTION PER COMMON SHARE               $        0.4500     $         0.4400     $         1.3425     $         1.3125
                                                 ===============     ================     ================     ================

   The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the three months ended  For the nine months ended
                                                                         September 30,              September 30,
                                                                  --------------------------  -------------------------
                                                                    2003            2002        2003            2002
                                                                  --------        --------    --------        ---------
NET INCOME                                                        $ 18,135        $    237    $ 63,182        $ 18,203
                                                                  --------        --------    --------        --------

Other comprehensive income (loss):
 Unrealized gains (losses) on investments:
   Unrealized holding gains (losses) arising during the period     (15,551)          8,741       5,564           7,575
   Reclassification adjustment for gains included in net income     (2,194)           (221)    (26,919)         (1,217)
                                                                  --------        --------    --------        --------
Other comprehensive income (loss)                                  (17,745)          8,520     (21,355)          6,358
                                                                  --------        --------    --------        --------
COMPREHENSIVE INCOME                                              $    390        $  8,757    $ 41,827        $ 24,561
                                                                  ========        ========    ========        ========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               For the nine months ended
                                                                                                     September 30,
                                                                                               -------------------------
                                                                                                 2003           2002
                                                                                               ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $  63,182      $  18,203
Adjustments to reconcile net income to net cash provided by operating activities:
  Income allocated to preferred shareholders                                                       5,989          8,983
  Net holding (gains) losses on trading securities                                                (3,922)        14,530
  Impairments and valuation allowances related to investments                                      1,144            110
  Amortization of guarantee liability                                                             (1,076)            --
  Net gain on sales                                                                              (11,019)        (3,553)
  Loss on disposal of fixed assets                                                                    --             27
  Loss from investments in partnerships                                                            3,961          1,717
  Distributions received from investments in partnerships                                          7,055             --
  Net amortization of premiums, discounts and fees on investments                                   (124)          (178)
  Depreciation and amortization                                                                    5,874          1,378
  Discontinued operations                                                                        (25,748)            --
  Deferred income taxes                                                                            1,778             --
  Tax benefit from deferred share compensation                                                       242            366
  Deferred share compensation expense                                                              1,428          1,293
  Common and deferred shares issued under the Non-Employee Directors' Share Plans                    201            162
Net change in assets and liabilities:
  Increase in interest receivable                                                                   (103)          (186)
  Increase in other assets                                                                        (5,722)          (596)
  Increase (decrease) in accounts payable, accrued expenses and other liabilities                  8,071         (3,016)
                                                                                               ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         51,211         39,240
                                                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations                    (125,039)      (175,188)
Loan originations                                                                               (274,154)      (270,820)
Acquisition of HCI                                                                              (105,425)            --
Acquisition of an unconsolidated subsidiary                                                           --         (1,100)
Purchases of property and equipment                                                                 (945)          (188)
Net investment in restricted assets                                                              (28,067)       (10,855)
Principal payments received                                                                      299,745        278,013
Investments in partnerships                                                                      (94,590)       (93,144)
Return of capital invested in partnerships                                                        44,792         12,979
Termination of derivative financial instruments                                                  (10,809)            --
Proceeds from sales of investments                                                                64,754         12,179
                                                                                               ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                           (229,738)      (248,124)
                                                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                                657,199        499,026
Repayment of credit facilities                                                                  (498,617)      (514,500)
Proceeds from tax credit syndication investors                                                    15,319             --
Proceeds from short-term debt                                                                     27,250        179,700
Repayment of short-term debt                                                                     (55,360)       (38,315)
Proceeds from long-term debt                                                                      18,802          3,538
Repayment of long-term debt                                                                      (10,711)          (474)
Issuance of common shares                                                                         71,871         77,821
Redemption of preferred shares                                                                        --        (19,298)
Proceeds from stock options exercised                                                              1,180          2,932
Distributions on common shares                                                                   (37,161)       (32,080)
Distributions to preferred shareholders in a subsidiary company                                   (8,982)        (8,949)
                                                                                               ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        180,790        149,401
                                                                                               ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               2,263        (59,483)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  43,745         97,373
                                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  46,008      $  37,890
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

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               For the nine months ended
                                                                                                     September 30,
                                                                                               -------------------------
                                                                                                 2003           2002
                                                                                               ---------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                  $  28,863      $  22,684
                                                                                               =========      =========
Income taxes paid                                                                              $     147      $   1,109
                                                                                               =========      =========

DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock in connection with the acquisition of an
 unconsolidated subsidiary                                                                     $      --      $     100
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

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                        COMMON        TREASURY       UNEARNED    COMPREHENSIVE
                                                        SHARES         SHARES      COMPENSATION  INCOME (LOSS)      TOTAL
                                                      ----------     ----------    ------------  -------------    ---------
BALANCE, JANUARY 1, 2003                              $ 471,946      $    (857)     $  (3,274)     $  19,249      $ 487,064
  Net income                                             63,182             --             --             --         63,182
  Unrealized gains on investments, net of
    reclassifications                                        --             --             --        (21,355)       (21,355)
  Distributions                                         (37,161)            --             --             --        (37,161)
  Purchase of treasury shares                             1,758         (1,758)            --             --             --
  Options exercised                                       1,180             --             --             --          1,180
  Issuance of common shares                              71,899             --             --             --         71,899
  Deferred shares issued under the
    Non-Employee Directors' Share Plans (Note 14)           173             --             --             --            173
  Deferred share grants (Note 14)                         2,000             --         (2,000)            --             --
  Forfeiture of deferred shares                            (452)            --            452             --             --
  Amortization of deferred compensation (Note 14)            --             --          1,428             --          1,428
  Tax benefit from exercise of options and
    vesting of deferred shares                              242             --             --             --            242
                                                      ---------      ---------      ---------      ---------      ---------

BALANCE, SEPTEMBER 30, 2003                           $ 574,767      $  (2,615)     $  (3,394)     $  (2,106)     $ 566,652
                                                      =========      =========      =========      =========      =========

                                                       COMMON           TREASURY
                                                       SHARES            SHARES
                                                       ------            ------
SHARE ACTIVITY:
BALANCE, JANUARY 1, 2003                             25,545,980           55,444
  Options exercised                                      64,250               --
  Purchase of treasury shares                           (69,271)          69,271
  Issuance of common shares                           3,221,148               --
  Issuance of common shares under
    employee share incentive plans (Note 14)             79,419               --
  Deferred shares issued under the
    Non-Employee Directors' Share Plans (Note 14)         7,085               --
                                                     ----------          -------
BALANCE, SEPTEMBER 30, 2003                          28,848,611          124,715
                                                     ==========          =======

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         Municipal Mortgage & Equity, LLC ("MUNIMAE" and, together with its subsidiaries, the "COMPANY") provides debt and equity financing to developers of multifamily housing. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Although these tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds, the bonds are secured by the rents and other revenues of the housing developments financed by the bonds and by the underlying real estate. Interest income derived from the majority of these bond investments is exempt income for federal income tax purposes.

         The Company is also a mortgage banker. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.


         The Company also acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors. The Company also earns guarantee fees for providing guarantees on certain tax credit funds and asset management fees for managing the low-income housing tax credit funds it has syndicated.

         The Company also invests in other housing-related debt and equity investments, including equity investments in income-producing real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other owners of lots in those developments.

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

         The Company posts all Securities and Exchange Commission reports on their website at http://www.mmafin.com. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, 3rd Floor, Baltimore, Maryland, 21202 or 888-788-3863.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify financial instruments with certain debt-like characteristics as liabilities. The scope of FAS 150 includes financial instruments issued in the form of mandatorily redeemable shares. These types of shares embody an unconditional obligation requiring the issuer to redeem them by transferring assets at a specified date. Management has determined that the Company's preferred shareholders' equity in a subsidiary company falls within the scope of FAS 150. Therefore, for the third quarter of 2003, the Company has reclassified the liquidation preference value of its preferred shareholders' equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the mandatory tender dates of the preferred shares. Amounts previously classified as distributions to preferred shareholders are now recorded as interest expense.

         In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of a company's equity investment in a variable interest entity ("VIE") if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. The Financial Accounting Standards Board has extended the effective date until the first reporting period ending after December 15, 2003 and the Company has elected to defer adoption of FIN 46 until that time. The Company is currently reviewing the impact of FIN 46 on the tax credit syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages, as well as investments accounted for under the equity method of accounting. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

NOTE 2 - ACQUISITION

         On July 1, 2003, the Company acquired the Housing and Community Investing ("HCI") business of Lend Lease Real Estate Investments for $102 million in cash. Through the integration of HCI's affordable housing tax credit syndication operation into MuniMae's existing operations, the Company becomes one of the nation's largest players in the affordable housing industry. The acquisition, along with working capital needs, was financed by a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. HCI is a syndicator of low income housing tax credit equity investments. The HCI business is owned by MMA Financial TC Corp. ("TC CORP"), a wholly owned subsidiary of the Company, and the Company's results for the third quarter of 2003 reflect a full quarter of activity from TC Corp. In connection with this acquisition, the Company's operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

         The acquisition is being accounted for as a purchase. The total purchase price was $105 million, which includes acquisition costs. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, as summarized below:

                                 PURCHASE OF HCI
                              SUMMARY OF NET ASSETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Total
                                                                                     --------
ASSETS
Investments in partnerships                                                          $102,921
Restricted assets                                                                      46,712
Other assets                                                                           20,033
Asset Management Contracts                                                             32,004
Goodwill                                                                               68,233
                                                                                     --------
TOTAL ASSETS                                                                          269,903
                                                                                     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Tax credit syndication guarantee liability                                            148,394
Accounts payable and accrued expenses                                                   3,894
Unearned revenue and other liabilities                                                 12,190
                                                                                     --------
TOTAL LIABILITIES                                                                     164,478
                                                                                     --------

NET CASH PAID                                                                        $105,425
                                                                                     ========

    The Company assigned $32.0 million to asset management contracts. These intangible assets are subject to amortization and have a weighted average useful life of
2.5 years. For the three months ended September 30, 2003, the Company recognized $2.4 million of amortization expense and the unamortized balance of the asset management contracts was $29.6 million at September 30, 2003. The estimated amortization expense on the asset management contracts for the succeeding five years is as follows:

(000s)
2004        $4,716
2005         4,188
2006         3,604
2007         3,130
2008         2,724

         The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the HCI acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                          For the three months              For the nine months
                           ended September 30,              ended September 30,
(000s, except per       -------------------------        ------------------------
   share data)             2003            2002            2003           2002
                        ----------      ---------        --------      ----------
Total Income            $   48,731      $  46,549        $137,935      $  133,543
Net Income                  18,135          2,775          63,615          24,002
Earnings per share:
Basic                   $     0.63      $    0.11        $   2.24      $     0.96
Diluted                       0.62           0.11            2.22            0.94

NOTE 3 - INVESTMENT IN TAX-EXEMPT BONDS

         The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans or tax levies on the underlying properties. The Company's sources of capital to fund these lending activities include proceeds from equity offerings, debt financings, securitizations and lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period. For further discussion of the general terms of tax-exempt bonds see Note 1 to the Company's 2002 Form 10-K.

         As of September 30, 2003 and December 31, 2002, the Company held $792.3 million and

$770.3 million of tax-exempt bonds, respectively. The following table summarizes tax-exempt bonds by type.


                                                        September 30, 2003
                                        ------------------------------------------------
                                          Face       Amortized   Unrealized       Fair
              (000s)                     Amount        Cost      Gain (Loss)      Value
                                        --------     ---------   -----------    --------
Non-participating bonds                 $682,012     $665,266     $(21,401)     $643,865

Participating bonds                       82,608       81,712       (1,816)       79,896

Subordinate non-participating bonds       18,965       17,626          134        17,760

Subordinate participating bonds           58,890       35,799       15,012        50,811
                                        --------     --------     --------      --------

Total                                   $842,475     $800,403     $ (8,071)     $792,332
                                        ========     ========     ========      ========

                                                        December 31, 2002
                                        ------------------------------------------------
                                          Face       Amortized   Unrealized       Fair
              (000s)                     Amount        Cost      Gain (Loss)      Value
                                        --------     ---------   -----------    --------
Non-participating bonds                 $651,737     $621,594     $ (4,692)     $616,902

Participating bonds                       82,852       81,956        1,893        83,849

Subordinate non-participating bonds       19,039       17,700          106        17,806

Subordinate participating bonds           58,890       35,799       15,989        51,788
                                        --------     --------     --------      --------

Total                                   $812,518     $757,049     $ 13,296      $770,345
                                        ========     ========     ========      ========

         During the third quarter of 2003, the Company invested in tax-exempt bonds with a face amount of $24.6 million for $23.7 million. These investments represent new primary investments (bonds which the Company originated).

         The Company invested an additional $17.9 million in existing tax-exempt draw down bonds with a face amount of $17.9 million. Since the end of 2002, the Company has structured tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period. The initial draws on these bonds have been reported as new primary investments in prior quarters.

         The Company also purchased a tax-exempt bond with a face amount of $9.5 million for $9.5 million from the secondary market.

         The Company sold two tax-exempt bonds with a face amount of $21.3 million for a $2.2 million gain in the third quarter of 2003.

         In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional bonds as collateral for senior interests in certain securitization trusts and credit enhancement facilities. See Note 1 to the Company's 2002 Form 10-K for a description of securitizations. At September 30, 2003 and December 31, 2002, the total carrying amount of the tax-exempt bonds pledged as collateral for such trusts and facilities was $368.7 million and $372.9 million, respectively.

NOTE 4 - LOANS RECEIVABLE

         The Company's loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. For further discussion of the general terms of loans held by the Company and the allowance for loan losses see the description of mortgage banking activities in Note 1 to the Company's 2002 Form 10-K. The following table summarizes loans receivable by loan type at September 30, 2003 and December 31, 2002.


     (in thousands)                 SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                    ------------------       -----------------
Loan Type:
Construction loans                      $ 361,455                $ 300,266
Supplemental loans                         82,326                   80,459
Other taxable loans                        30,248                   42,646
                                        ---------                ---------
                                          474,029                  423,371
Allowance for loan losses                  (1,409)                  (1,072)
                                        ---------                ---------

TOTAL                                   $ 472,620                $ 422,299
                                        =========                =========

         The Company has loans receivable held for sale of $9.1 million and $39.1 million at September 30, 2003 and December 31, 2002, respectively. These loans are sold to Fannie Mae and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.

         The Company pledges its construction loans, permanent loans and supplemental loans as collateral for the Company's notes payable and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At September 30, 2003 and December 31, 2002, the total carrying amount of the loans receivable pledged as collateral was $436.1 million and $417.1 million, respectively.

NOTE 5 - INVESTMENT IN PARTNERSHIPS

         The Company's investments in partnerships consist of equity interests in real estate operating partnerships. The Company's investments in partnerships are accounted for using the equity method and are recorded as "Investments in partnerships" on the Balance Sheet. A complete discussion of the Company's investments in partnerships is contained in Note 4 to the Company's 2002 Form 10-K.

                (000s)                         September 30, 2003     December 31, 2002
                                               ------------------     -----------------
Guaranteed tax credit equity funds:
  Investment in real estate operating
  partnerships (1)                                  $102,377               $     --
Tax credit equity funds:
  Investment in real estate operating
  partnerships (2)                                    69,267                 29,798
Investment in CAPREIT                                 60,727                 69,290
Other investments in partnerships                        661                    878
                                                    --------               --------
                                                    $233,032               $ 99,966
                                                    ========               ========

(1) These investments are real estate operating partnerships owned by tax credit funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result, the Company includes the assets of the funds in its consolidated balance sheets.

(2) The Company acquires, through limited partnership interests, equity interests in properties expected to earn tax credits and, as and when it has a sufficient number of such limited partnership interests and has identified tax credit investors, transfers those interests to a syndicated fund for the investors' benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

NOTE 6 - RESIDUAL INTERESTS IN BOND SECURITIZATIONS

         At September 30, 2003 and December 31, 2002, the Company's residual interests in bond securitizations are investments in Residual Interest Tax-Exempt Securities Receipts ("RITES(SM)"). For further discussion of the Company's securitization programs see Note 1 to the Company's 2002 Form 10-K. The following table provides certain information with respect to the residual interests in bond securitizations held by the Company at September 30, 2003 and December 31, 2002.

                                                          September 30, 2003
                           -----------------------------------------------------------------------------------
                                                                                    Fair Value (1)
                            Face         Amortized     Unrealized       --------------------------------------
     (000s)                Amount           Cost       Gain (Loss)      Assets     Liabilities (2)       Net
                           ------           ----       -----------      ------     ---------------       ---
Total RITES(SM)(3)         $   335        $ 4,054        $ 5,965        $11,944        $(1,925)        $10,019
                           =======        =======        =======        =======        =======         =======

                                                           December 31, 2002
                           -----------------------------------------------------------------------------------
                                                                                    Fair Value (1)
                            Face         Amortized     Unrealized       --------------------------------------
      (000s)               Amount           Cost       Gain (Loss)      Assets     Liabilities (2)       Net
                           ------           ----       -----------      ------     ---------------       ---
Total RITES(SM) (3)        $   334        $ 3,639        $ 5,953        $11,039        $(1,447)        $ 9,592
                           =======        =======        =======        =======        =======         =======

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

(3) The amount of outstanding Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS(SM)"), which are senior to the Company's RITES(SM) investments and which are not reflected in the Company's balance sheet, was $192.5 million and $177.8 million at September 30, 2003 and December 31, 2002, respectively.

         The Company purchased $5,000 (face amount) of RITES(SM) for $68,000 in the third quarter of 2003.

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

         At September 30, 2003 and December 31, 2002, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company's RITES(SM) would have the following impact.

              (000s)                               September 30, 2003        December 31, 2002
                                                   ------------------        -----------------
Fair value of retained interests, net                  $   10,019              $    9,592
Residual cash flows discount rate (annual rate)        1.9% - 9.2%             3.8% - 8.1%
Impact on fair value of 10% adverse change            ($    5,826)            ($    9,108)
Impact on fair value of 20% adverse change            ($   11,282)            ($   17,444)

         The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.

NOTE 7 - INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

         At September 30, 2003 and December 31, 2002, the Company's investments in derivative financial instruments consisted of interest rate swaps and put option contracts. For further discussion of the Company's investment in derivative financial instruments see Note 6 to the Company's 2002 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at September 30, 2003 and December 31, 2002:


                                                                 September 30, 2003                       December 31, 2002
                                                      ---------------------------------------  ------------------------------------
                                                       Notional               Fair Value (2)   Notional             Fair Value (2)
                     (000s)                           Amount (1)    Assets    Liabilities (3)  Amount (1)   Assets  Liabilities (3)
                                                      ----------    ------    ---------------  ----------   ------  ---------------
Interest rate swap agreements                         $ 310,975   $   2,755      $ (17,879)    $ 349,810   $18,762     $ (49,359)
Written put option agreements                            97,314          --             --        98,539        --            --
                                                                  ---------      ---------                 -------     ---------
Total investment in derivative financial instruments              $   2,755      $ (17,879)                $18,762     $ (49,359)
                                                                  =========      =========                 =======     =========

(1) For the interest rate swap agreements, notional amount represents total amount of the Company's interest rate swap contracts ($345,935 as of September 30, 2003 and $598,415 as of December 31, 2002) less the total amount of the Company's reverse interest rate swap contracts ($34,960 as of September 30, 2003 and $248,605 as of December 31, 2002). For put option agreements, the notional amount represents the Company's aggregate obligation under the put option agreements.

(2) The amounts disclosed represent the net fair values of all the Company's derivatives at the reporting date.

(3) The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 8 - NOTES PAYABLE AND DEBT

         The Company's notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and (4) warehouse permanent loans before they are sold. The Company's short- and long-term debt relates to securitization transactions that the Company has recorded as borrowings (see Notes 1 and 9 to the Company's 2002 Form 10-K). The following table summarizes notes payable and debt at September 30, 2003 and December 31, 2002.

               (000s)                           Total of Facilities   September 30, 2003  December 31, 2002
                                                -------------------   ------------------  -----------------
Short-term notes payable                                       N/A      $      221,360      $      126,410
Lines of credit - unaffiliated entities          $         445,000             247,406             110,821
Lines of credit - affiliated entities            $         240,000              18,903              89,053
Short-term debt                                                N/A             191,835             219,945
                                                                        --------------      --------------
Total short-term notes payable and debt                                        679,504             546,229
                                                                        --------------      --------------

Long-term notes payable                                        N/A             121,837             124,640
Long-term debt                                                 N/A             155,448             147,357
                                                                        --------------      --------------
Total long-term notes payable and debt                                         277,285             271,997
                                                                        --------------      --------------

Total notes payable and debt                                            $      956,789      $      818,226
                                                                        ==============      ==============

Covenant Compliance

         Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, collateral and other terms and conditions. The Company was in compliance with its debt covenants or has obtained waivers for events of non-compliance at September 30, 2003.

NOTE 9 - TAX CREDIT EQUITY GUARANTEE LIABILITY

         As part of the acquisition of HCI, the Company is providing guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. As a result of the guarantees, the Company is considered to have continuing involvement with the assets of the related tax credit equity funds and to have effective control over the assets in the funds. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company reports the assets of the funds, consisting primarily of restricted cash and investments in partnerships, in the Company's consolidated balance sheet. In addition, the investor capital contributions are reported as a tax credit equity guarantee liability on the Company's consolidated balance sheet. The net income
(loss) from the tax credit equity funds are reported in the appropriate line items of the Company's consolidated statements of income. The tax credit equity guarantee liability is relieved as the guarantees expire or is amortized into income over the life of the guarantee and reported in other income in the Company's consolidated statements of income. The following table shows the changes in the tax credit equity guarantee liability since the acquisition of
HCI:

                      (000s)
Assumed fund guarantee liability in purchase of HCI         $ 148,394
Amortization                                                   (1,076)
Expiration of guarantees                                      (13,332)
Limited Partner's capital contributions                        15,319
                                                            ---------
Balance, September 30, 2003                                 $ 149,305
                                                            =========

NOTE 10 - PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

         As a result of the adoption of FAS 150 (discussed in Note 1), the Company has reclassified the liquidation preference value of its preferred shareholders' equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the mandatory tender dates of the preferred shares. Amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.

         At September 30, 2003 and December 31, 2002, the Company had four classes of preferred shares outstanding: Series A Cumulative Preferred Shares ("SERIES A PREFERRED SHARES"), Series B Cumulative Preferred Shares ("SERIES B PREFERRED SHARES"), Series A-1 Cumulative Preferred Shares ("SERIES A-1 PREFERRED SHARES") and Series B-1 Subordinate Cumulative Preferred Shares ("SERIES B-1 PREFERRED SHARES"); all four Series, collectively, the "TE BOND SUB PREFERRED SHARES". The following discussion summarized the significant terms of the TE Bond Sub Preferred Shares.

         The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Preferred Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after interest payments distributions to the Series A and Series A-1 Preferred Shares. The Series B-1 Preferred Shares are equal in priority of payment to the Series B Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Common Shares. Cash distributions on the TE Bond Sub Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates as indicated in the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the TE Bond Sub Preferred Shares.

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

NOTE 11 - GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

         The following table summarizes the Company's guarantees by type at September 30, 2003.

                                                                      SEPTEMBER 30, 2003
        (in millions)                 ---------------------------------------------------------------------------
                                               MAXIMUM    CARRYING
          GUARANTEE                   NOTE    EXPOSURE     AMOUNT                  SUPPORTING COLLATERAL
------------------------------        ----    --------    --------    -------------------------------------------
Loss-Sharing Agreement with
  Fannie Mae and GNMA/HUD              (1)     $  171.3   $    -      $5.1 million Letter of Credit pledged
Bank Line of Credit Guarantees         (2)        266.9        -      Investments in partnerships, loans and
                                                                        common stock totaling $524.8 million
Tax Credit Related Guarantees          (3)        273.1    149.5      $1.3 million of cash
Other Financial/Payment
  Guarantees                           (4)        254.6      1.3      $3.8 million of tax-exempt bonds and cash
Put Options                            (5)         97.3        -      $26.2 million of loans and tax-exempt bonds
Letter of Credit Guarantees            (6)         35.6        -      $1.1 million of tax-exempt bonds
Indemnification Contracts              (7)         15.2        -      None
                                               --------   ------
                                               $1,114.0   $150.8
                                               ========   ======

Notes:

(1) As a Federal National Mortgage Association ("FANNIE MAE") DUS lender and Government National Mortgage Association ("GNMA") loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on DUS and GNMA loans. As a DUS lender, the Company must maintain a minimum net worth and collateral with a custodian. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2) The Company provides payment or performance guarantees for certain borrowings under line of credit facilities with a term of one year or less. The amount outstanding under these lines of credit is $266.3 million at September 30, 2003. This amount is included in notes payable in the Company's consolidated balance sheet.

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

(6) The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or provide a guarantee to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2004 and September 1, 2007.

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

NOTE 12 - EARNINGS PER SHARE

         The following table reconciles the numerators and denominators in the basic and diluted earnings per share ("EPS") calculations for common shares for the three and nine months ended September 30, 2003 and 2002. The Company had 30,000 options to purchase common shares that were not included in the computation of diluted EPS at September 30, 2003 due to the options' exercise prices being greater than the average price of the common shares for the period. The effect of all potentially dilutive securities was included in the calculation for September 30, 2002.

                                       For the three months ended September 30, 2003  For the three months ended September 30, 2002
(IN THOUSANDS, EXCEPT SHARE AND PER       Income       Shares         Per Share         Income           Shares         Per Share
 SHARE DATA)                           (Numerator)  (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                                       -----------  -------------     ---------       -----------     -------------     -----------
BASIC EPS

Net income from continuing operations  $    18,135                     $   0.63        $      237                        $   0.01
Discontinued operations                         --                           --                --                              --
                                       -----------                     --------        ----------                        --------
Income allocable to common shares      $    18,135   28,842,447        $   0.63        $      237      25,329,103        $   0.01
                                       ===========                     ========        ==========                        ========

EFFECT OF DILUTIVE SECURITIES

Options and deferred shares                             382,158                                           454,193

Earnings contingency                                         --                                           132,855
                                                     ----------                                        ----------

DILUTED EPS

Net income from continuing operations  $    18,135                     $   0.62        $      237                        $   0.01
Discontinued operations                         --                           --                --                              --
                                       -----------                     --------        ----------                        --------
Income allocable to common shares
  plus assumed conversions             $    18,135   29,224,605        $   0.62        $      237      25,916,151        $   0.01
                                       ===========   ==========        ========        ==========      ==========        ========

                                       For the nine months ended September 30, 2003    For the nine months ended September 30, 2002
(IN THOUSANDS, EXCEPT SHARE AND PER      Income              Shares        Per Share      Income            Shares       Per Share
 SHARE DATA)                           (Numerator)        (Denominator)      Amount     (Numerator)      (Denominator)    Amount
                                       -----------        -------------    ---------    -----------      -------------   ----------
BASIC EPS

Net income from continuing operations  $    37,434                           $1.32        $18,050                           $0.73
Discontinued operations                     25,748                            0.91             --                              --
                                       -----------                           -----        -------                           -----
Income allocable to common shares      $    63,182         28,353,040        $2.23        $18,050         24,728,414        $0.73
                                       ===========                           =====        =======                           =====

EFFECT OF DILUTIVE SECURITIES

Options and deferred shares                                   358,852                                        462,520

Earnings contingency                                               --                                        132,855
                                                           ----------                                     ----------

DILUTED EPS

Net income from continuing operations  $    37,434                           $1.30        $18,050                           $0.71
Discontinued operations                     25,748                            0.90             --                              --
                                       -----------                           -----        -------                           -----
Income allocable to common shares
  plus assumed conversions             $    63,182         28,711,892        $2.20        $18,050         25,323,789        $0.71
                                       ===========         ==========        =====        =======         ==========        =====

NOTE 13 - DISTRIBUTIONS

         On October 16, 2003, the Board of Directors declared a distribution of $0.45 for the three months ended September 30, 2003, to common shareholders of record on October 27, 2003. The payment date was November 7, 2003.

NOTE 14 - NON-EMPLOYEE DIRECTORS' SHARE PLANS AND EMPLOYEE SHARE INCENTIVE PLANS

         The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 1 and Note 15 to the Company's 2002 Form 10-K) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the options issued under the plans during the third quarter of 2003. The Company issued 7,000 options in the first quarter of 2003 and 30,000 options in the second quarter of 2003. The Company issued 30,000 options in the second quarter of 2002. The Company estimated the fair value of each option awarded using the Black Scholes option-pricing model with the following assumptions.

                                          For the nine months ended September 30,
                                          --------------------------------------
                                                2003                  2002
                                          ----------------     -----------------
Risk-free interest rate                               3%                    4%
Dividend yield                                      7.3%                  6.9%
Volatility                                           14%                   21%
Expected option life                          7.5 years             7.5 years
Weighted average fair value of options       $     0.77            $     2.40

         The following table illustrates the effect on net income and earnings per share if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Financial Accounting Standards No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure."

                                                     For the nine months ended September 30,
                                                     ---------------------------------------
                      (000s)                              2003                    2002
                                                     ---------------         ---------------
Net income allocated to common shares, as reported      $   63,182              $   18,050
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                           (29)                    (72)
                                                        ----------              ----------
Net income allocated to common shares, pro forma            63,153              $   17,978
                                                        ==========              ==========
EARNINGS PER COMMON SHARE:
  Basic - as reported                                   $     2.23              $     0.73
                                                        ==========              ==========
  Basic - pro forma                                     $     2.23              $     0.73
                                                        ==========              ==========
  Diluted - as reported                                 $     2.20              $     0.71
                                                        ==========              ==========
  Diluted - pro forma                                   $     2.20              $     0.71
                                                        ==========              ==========

NOTE 15 - BUSINESS SEGMENT REPORTING

         The Company has two reportable business segments: (1) an operating segment consisting of subsidiaries that primarily generate taxable fee income by providing tax credit equity syndication, loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's 2002 Form 10-K. A complete description of the Company's reporting segments is included in
Note 18 to the Company's 2002 Form 10-K.

         The following table reflects the results of the Company's business segments for the three and nine months ended September 30, 2003 and 2002.

                        Municipal Mortgage & Equity, LLC
             Segment Reporting for the three and nine months ended
                           September 30, 2003 and 2002
                           (in thousands) (unaudited)

                                                               For the three months ended September 30, 2003
                                                             ------------------------------------------------
                                                                                                    Total
                                                             Investing  Operating  Adjustments   Consolidated
                                                             ---------  ---------  -----------   ------------
INCOME :
Interest income
      Interest on bonds and residual interests in
        bond securitizations                                  $ 15,361  $    251   $      -        $ 15,612
      Interest on loans                                          1,062     8,346          -           9,408
      Interest on short-term investments                         5,009       104     (4,805)(1)         308
                                                              --------  --------   --------        --------
            Total interest income                               21,432     8,701     (4,805)         25,328
                                                              --------  --------   --------        --------
Fee income
      Syndication fees                                               -     5,764          -           5,764
      Origination fees                                               -     1,888     (1,026)(2)         862
      Loan servicing fees                                            -     1,716          -           1,716
      Asset management and advisory fees                             -     3,191          -           3,191
      Other income                                                 790     2,792          -           3,582
                                                              --------  --------   --------        --------
            Total fee income                                       790    15,351     (1,026)         15,115
                                                              --------  --------   --------        --------
Net gain (loss) on sales                                         4,334     3,954          -           8,288
                                                              --------  --------   --------        --------
TOTAL INCOME                                                    26,556    28,006     (5,831)         48,731
                                                              --------  --------   --------        --------
EXPENSES:
Interest expense                                                 9,028    11,467     (4,805)(1)      15,690
Salaries and benefits                                              877    11,188          -          12,065
General and administrative                                         593     2,792          -           3,385
Professional fees                                                  560       545          -           1,105
Amortization of intangibles                                          -     2,863          -           2,863
                                                              --------  --------   --------        --------
TOTAL EXPENSES                                                  11,058    28,855     (4,805)         35,108
                                                              --------  --------   --------        --------
Net holding gains (losses) on derivatives                        3,498         -          -           3,498
Impairments and valuation allowances related to investments          -         -          -               -
Net losses from equity investments in partnerships                   -    (1,608)         -          (1,608)
                                                              --------  --------   --------        --------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED TO
      PREFERRED SHAREHOLDERS IN A SUBSIDIARY COMPANY AND
      DISCONTINUED OPERATIONS                                   18,996    (2,457)    (1,026)         15,513
Income tax benefit (expense)                                         -     2,622          -           2,622
                                                              --------  --------   --------        --------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
      SHAREHOLDERS IN A SUBSIDIARY COMPANY AND DISCONTINUED
      OPERATIONS                                                18,996       165     (1,026)         18,135
Income allocable to preferred shareholders in a subsidiary
      company                                                        -         -          -               -
                                                              --------  --------   --------        --------
NET INCOME FROM CONTINUING OPERATIONS                           18,996       165     (1,026)         18,135
Discontinued operations                                              -         -          -               -
                                                              --------  --------   --------        --------
NET INCOME (LOSS)                                             $ 18,996  $    165   $ (1,026)       $ 18,135
                                                              ========  ========   ========        ========

                                                               For the three months ended September 30, 2002
                                                             ------------------------------------------------
                                                                                                    Total
                                                             Investing  Operating   Adjustments  Consolidated
                                                             ---------  ---------   -----------  ------------
INCOME :
Interest income
      Interest on bonds and residual interests in
        bond securitizations                                 $ 15,051   $    358   $      -        $ 15,409
      Interest on loans                                           837      7,839          -           8,676
      Interest on short-term investments                          195         65          -             260
                                                             --------   --------   --------        --------
            Total interest income                              16,083      8,262          -          24,345
                                                             --------   --------   --------        --------
Fee income
      Syndication fees                                              -        767          -             767
      Origination fees                                              -      2,206       (192)(2)       2,014
      Loan servicing fees                                           -      1,544          -           1,544
      Asset management and advisory fees                            -        969          -             969
      Other income                                                265        635          -             900
                                                             --------   --------   --------        --------
            Total fee income                                      265      6,121       (192)          6,194
                                                             --------   --------   --------        --------
Net gain (loss) on sales                                          221        436          -             657
                                                             --------   --------   --------        --------
TOTAL INCOME                                                   16,569     14,819       (192)         31,196
                                                             --------   --------   --------        --------
EXPENSES:
Interest expense                                                1,907      6,864          -           8,771
Salaries and benefits                                             215      5,231          -           5,446
General and administrative                                        356      1,400          -           1,756
Professional fees                                                  85        799          -             884
Amortization of intangibles                                         -        334          -             334
                                                             --------   --------   --------        --------
TOTAL EXPENSES                                                  2,563     14,628          -          17,191
                                                             --------   --------   --------        --------
Net holding gains (losses) on derivatives                      (9,921)         -          -          (9,921)
Impairments and valuation allowances related to investments         -          -          -               -
Net losses from equity investments in partnerships                  -     (1,488)         -          (1,488)
                                                             --------   --------   --------        --------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED TO
      PREFERRED SHAREHOLDERS IN A SUBSIDIARY COMPANY AND
      DISCONTINUED OPERATIONS                                   4,085     (1,297)      (192)          2,596
Income tax benefit (expense)                                        -        635          -             635
                                                             --------   --------   --------        --------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
      SHAREHOLDERS IN A SUBSIDIARY COMPANY AND DISCONTINUED
      OPERATIONS                                                4,085       (662)      (192)          3,231
Income allocable to preferred shareholders in a subsidiary
      company                                                  (2,994)         -          -          (2,994)
                                                             --------   --------   --------        --------
NET INCOME FROM CONTINUING OPERATIONS                           1,091       (662)      (192)            237
Discontinued operations                                             -          -          -               -
                                                             --------   --------   --------        --------
NET INCOME (LOSS)                                            $  1,091   $   (662)  $   (192)       $    237
                                                             ========   ========   ========        ========

Notes:

(1) Adjustments represent intercompany interest and expense that are eliminated in consolidation

(2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment

                        Municipal Mortgage & Equity, LLC
                Segment Reporting for the three and nine months
                       ended September 30, 2003 and 2002
                           (in thousands) (unaudited)

                                                                      For the nine months ended September 30, 2003
                                                                  ----------------------------------------------------
                                                                                                              Total
                                                                  Investing   Operating    Adjustments    Consolidated
                                                                  ---------   ---------  ---------------  ------------
INCOME:
Interest income
       Interest on bonds and residual interests in
         bond securitizations                                     $  44,787   $     739    $       -       $  45,526
       Interest on loans                                              2,662      23,812            -          26,474
       Interest on short-term investments                             7,624         240       (7,032)(1)         832
                                                                  ---------   ---------    ---------       ---------
          Total interest income                                      55,073      24,791       (7,032)         72,832
                                                                  ---------   ---------    ---------       ---------
Fee income
       Syndication fees                                                   -       9,000            -           9,000
       Origination fees                                                   -       5,758       (1,979)(2)       3,779
       Loan servicing fees                                                -       5,463            -           5,463
       Asset management and advisory fees                                 -       5,465            -           5,465
       Other income                                                   3,975       5,113            -           9,088
                                                                  ---------   ---------    ---------       ---------
          Total fee income                                            3,975      30,799       (1,979)         32,795
                                                                  ---------   ---------    ---------       ---------
Net gain (loss) on sales                                              5,093       5,926            -          11,019
                                                                  ---------   ---------    ---------       ---------
TOTAL INCOME                                                         64,141      61,516       (9,011)        116,646
                                                                  ---------   ---------    ---------       ---------
EXPENSES:
Interest expense                                                     16,109      25,705       (7,032)(1)      34,782
Salaries and benefits                                                 2,323      24,379            -          26,702
General and administrative                                            1,741       5,272            -           7,013
Professional fees                                                     1,497       1,474            -           2,971
Amortization of intangibles                                               -       3,666            -           3,666
                                                                  ---------   ---------    ---------       ---------
TOTAL EXPENSES                                                       21,670      60,496       (7,032)         75,134
                                                                  ---------   ---------    ---------       ---------
Net holding gains (losses) on derivatives                             3,922           -            -           3,922
Impairments and valuation allowances related to investments          (1,097)        (47)           -          (1,144)
Net losses from  equity investments in partnerships                       -      (3,961)           -          (3,961)
                                                                  ---------   ---------    ---------       ---------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED TO
       PREFERRED SHAREHOLDERS IN A SUBSIDIARY COMPANY AND
       DISCONTINUED OPERATIONS                                       45,296      (2,988)      (1,979)         40,329
Income tax benefit (expense)                                              -       3,094            -           3,094
                                                                  ---------   ---------    ---------       ---------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
       SHAREHOLDERS IN A SUBSIDIARY COMPANY AND DISCONTINUED
       OPERATIONS                                                    45,296         106       (1,979)         43,423
Income allocable to preferred shareholders in a subsidiary
       company                                                       (5,989)          -            -          (5,989)
                                                                  ---------   ---------    ---------       ---------
NET INCOME FROM CONTINUING OPERATIONS                                39,307         106       (1,979)         37,434
Discontinued operations                                              25,748           -            -          25,748
                                                                  ---------   ---------    ---------       ---------
NET INCOME (LOSS)                                                 $  65,055   $     106    $  (1,979)      $ (63,182)
                                                                  =========   =========    =========       =========

                                                                     For the nine months ended September 30, 2002
                                                                  ---------------------------------------------------
                                                                                                            Total
                                                                  Investing   Operating    Adjustments   Consolidated
                                                                  ---------   ---------  --------------  ------------
INCOME:
Interest income
       Interest on bonds and residual interests in                $  43,753   $   2,217  $       -        $  45,970
         bond securitizations
       Interest on loans                                              2,517      23,183          -           25,700
       Interest on short-term investments                               830         161          -              991
                                                                  ---------   ---------  ---------        ---------
          Total interest income                                      47,100      25,561          -           72,661
                                                                  ---------   ---------  ---------        ---------
Fee income
       Syndication fees                                                   -       4,765          -            4,765
       Origination fees                                                   -       6,719     (2,111)(2)        4,608
       Loan servicing fees                                                -       5,112          -            5,112
       Asset management and advisory fees                                 -       2,876          -            2,876
       Other income                                                     734       2,570          -            3,304
                                                                  ---------   ---------  ---------        ---------
          Total fee income                                              734      22,042     (2,111)          20,665
                                                                  ---------   ---------  ---------        ---------
Net gain (loss) on sales                                             (1,897)      5,423          -            3,526
                                                                  ---------   ---------  ---------        ---------
TOTAL INCOME                                                         45,937      53,026     (2,111)          96,852
                                                                  ---------   ---------  ---------        ---------
EXPENSES:
Interest expense                                                      6,421      19,809          -           26,230
Salaries and benefits                                                 1,833      14,370          -           16,203
General and administrative                                            1,110       4,069          -            5,179
Professional fees                                                       460       3,028          -            3,488
Amortization of intangibles                                               -         985          -              985
                                                                  ---------   ---------  ---------        ---------
TOTAL EXPENSES                                                        9,824      42,261          -           52,085
                                                                  ---------   ---------  ---------        ---------
Net holding gains (losses) on derivatives                           (14,530)          -          -          (14,530)
Impairments and valuation allowances related to investments            (110)          -          -             (110)
Net losses from  equity investments in partnerships                       -      (1,717)         -           (1,717)
                                                                  ---------   ---------  ---------        ---------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED TO
       PREFERRED SHAREHOLDERS IN A SUBSIDIARY COMPANY AND
       DISCONTINUED OPERATIONS                                       21,473       9,048     (2,111)          28,410
Income tax benefit (expense)                                              -      (1,224)         -           (1,224)
                                                                  ---------   ---------  ---------        ---------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
       SHAREHOLDERS IN A SUBSIDIARY COMPANY AND DISCONTINUED
       OPERATIONS                                                    21,473       7,824     (2,111)          27,186
Income allocable to preferred shareholders in a subsidiary
       company                                                       (8,983)          -          -           (8,983)
                                                                  ---------   ---------  ---------        ---------
NET INCOME FROM CONTINUING OPERATIONS                                12,490       7,824     (2,111)          18,203
Discontinued operations                                                   -           -          -                -
                                                                  ---------   ---------  ---------        ---------
NET INCOME (LOSS)                                                 $  12,490   $   7,824  $  (2,111)       $  18,203
                                                                  =========   =========  =========        =========

Notes:

(1) Adjustments represent intercompany interest and expense that are eliminated in consolidation

(2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment

NOTE 16 - SUBSEQUENT EVENTS

         In October 2003, the Company sold to the public 3.6 million common shares (including the entire underwriters' overallotment option) at a price of $24.40 per share. The majority of the $83.6 million net proceeds was used to repay debt incurred in connection with the acquisition of HCI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

GENERAL BUSINESS

         The Company provides debt and equity financing to developers of multifamily housing. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. Although these tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds, the bonds are secured by the rents and other revenues of the housing developments financed by the bonds and by the underlying real estate. Interest income derived from the majority of these bond investments is exempt income for federal income tax purposes.

         The Company is also a mortgage banker. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

         The Company also acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors. The Company also earns guarantee fees for providing guarantees on certain tax credit funds and asset management fees for managing the low-income housing tax credit funds it has syndicated.

         The Company also invests in other housing-related debt and equity investments, including equity investments in income-producing real estate operating partnerships and tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments, and tax-exempt community development bonds, typically secured by special taxes imposed on single-family or other community development districts or by assessments imposed on the residents or other owners of lots in those developments.

Acquisition of Housing and Community Investing business of Lend Lease Real Estate Investments

         On July 1, 2003, the Company acquired the Housing and Community Investing ("HCI") business of Lend Lease Real Estate Investments for $102 million in cash. The acquisition was financed by a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. HCI is a syndicator of low income housing tax credit equity investments. The HCI business is owned by MMA Financial TC Corp. ("TC CORP"), a wholly owned subsidiary of the Company, and the Company's results for the third quarter of 2003 reflect a full quarter of activity from TC Corp. In connection with this acquisition, the Company's operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of capital to fund its tax-exempt bond lending activities include proceeds from equity offerings, securitizations, and lines of credit. The Company's sources of capital to fund its mortgage banking activities include (1) warehousing facilities and short-term lines of credit with commercial banks and pension funds, (2) debt and equity financings, either through the Midland Affordable Housing Group Trust or the Midland Multifamily Equity REIT ("MMER"), and (3) working capital.

         The Company relies on the regular availability of capital from pension funds, certain government sponsored entities ("GSES"), equity offerings, bank lines of credit and securitization transactions to finance its growth. The Company expects to meet its cash needs in the short-term, which consist primarily of funding new investments, paying distributions to shareholders and funding mortgage banking activities, from equity offering proceeds, cash on hand and bank lines of credit. The Company expects to have access to adequate capital to meet its 2003 production targets. To continue to grow these activities, the Company will need to increase its access to capital in future years. Therefore, the Company continues to expand its line of credit capacity and to complete equity offerings as discussed below.

         For the three months ended September 30, 2003, the Company structured $101.0 million in tax-exempt bond transactions. This total counts construction and permanent financing components separately, even though they relate to the same real estate project, for consistency with tracking of the Company's taxable lending, where construction and permanent loans are legally distinct loans. In addition, the Company originated $48.0 million of construction loans, $54.4 million of permanent loans and $17.8 million of supplemental loans, all of which generate taxable interest income. The Company also closed $145.1 million for investment in syndicated tax credit equity funds.

         Activity for the third quarter of 2003 related to liquidity and capital resources is discussed below. For a complete discussion of liquidity and capital resources, see the Company's 2002 Form 10-K.

Lines of Credit

         During the third quarter of 2003, the Company obtained a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. This facility was used to finance the acquisition of HCI. In addition, the Company expanded the capacity of a general bank line of credit used to warehouse real estate operating partnerships before the partnerships are placed into tax credit equity funds from $30 million to $75 million.

Equity Offerings

         In October 2003, the Company sold to the public 3.6 million common shares (including the entire underwriters' overallotment option) at a price of $24.40 per share. The majority of the $83.6 million in net proceeds of this offering was used to repay debt incurred in connection with the acquisition of HCI.

Leverage

         As a result of the acquisition of HCI and the adoption of new accounting standards, the Company's on-balance sheet liabilities increased significantly in the third quarter. The GAAP rules that caused this increase include Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 66 requires consolidation of certain transactions and financings with respect to which the Company believes it has minimal risk of loss, and SFAS 150 requires the reclassification to debt of certain securities which were previously classified as preferred equity interests in a subsidiary. Management believes that these changes may cause GAAP-derived measures of leverage to provide a less accurate picture of the Company's actual economic leverage and may over time tend to exaggerate the Company's leverage-related risks. In addition, a new standard, Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), may also have a similar effect on leverage. See New Accounting Pronouncements for further discussion of FIN 46.

         Consequently, the Company has prepared the following table in an effort to enable investors to gain a better understanding of the various components of the Company's published leverage measure. The table provides an overview, organized according to major categories of invested assets or product types, of the Company's assets and liabilities as of September 30, 2003. The Company believes this presentation provides helpful detail on the components of the Company's leverage and how the Company's assets and liabilities relate to those major categories. The table also provides data on the Company's off-balance sheet bond securitizations as of September 30, 2003 (see column I), in order to permit comparison of the Company's leverage based on the GAAP balance sheet alone to leverage inclusive of those off-balance sheet items. Readers are cautioned that (1) this table does not reflect formal operating units or business segments within the Company, (2) shareholder's equity for each of columns A through G was calculated by taking assets minus liabilities for each column, and the related columnar shareholder equity figures should not be construed as representing the actual or notional equity supporting the invested assets or product type represented by a given column, (3) various items grouped in column E (Other) relate to other columns but have been aggregated in column E for ease of presentation and simplicity (e.g., cash is not allocated among the various columns), (4) the preferred equity interest in MuniMae TE Bond Subsidiary, LLC has been presented in a separate column F to highlight subsidiary preferred shares reclassified to debt as of July 1, 2003 according to SFAS 150 and (5) this table is not prepared in accordance with GAAP and is not intended to replace or approximate GAAP.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
               ANALYSIS OF CONSOLIDATED BALANCE SHEET COMPONENTS
                                   9/30/2003
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                          (A)                   (B)            (C)

                                                                Bond Securitizations and  Taxable Lending   Tax Credit
                                                                  Derivatives (1)               (2)        Operations (3)
                                                                ------------------------  ---------------  --------------
ASSETS

Investment in tax-exempt bonds, net                              $    792,332             $            -   $           -

Loans receivable, net                                                  26,426                    443,672

Loans receivable held for sale                                                                     9,118

Investments in partnerships                                                                                       69,931

Residual interests in bond securitizations                             11,944

Investment in derivative financial instruments                          2,755

Cash and cash equivalents

Interest receivable

Restricted assets                                                      12,023

Other assets                                                                                                      24,217

Mortgage servicing rights, net                                                                    10,841

Goodwill and other intangibles (7)                                                                16,803         116,212
                                                                 ------------             --------------   -------------

TOTAL ASSETS                                                     $    845,480             $      480,434   $     210,360
                                                                 ============             ==============   =============


LIABILITIES

Notes payable                                                    $     39,129             $      385,199   $     185,178

Short-term debt                                                       191,835

Long-term debt                                                        155,448

Preferred shares subject to mandatory redemption

Tax credit syndication guarantee liability

Residual interests in bond securitizations                              1,925

Investment in derivative financial instruments                         17,879

Accounts payable and accrued expenses

Interest payable

Unearned revenue and other liabilities
                                                                 ------------             --------------   -------------
TOTAL LIABILITIES                                                     406,216                    385,199         185,178
                                                                 ------------             --------------   -------------

    Liabilities / Assets                                                   48%(9)                     80%             88%

    Percentage of liabilities - balance sheet 9/30/03                      30%                        28%             14%

    Percentage of liabilities - adjusted balance sheet 9/30/03             25%                        23%             11%

EXCESS OF ASSETS OVER LIABILITIES (8)                            $    439,264             $       95,235   $      25,182
                                                                 ============             ==============   =============

                                                                      (D)           (E)             (F)                 (G)
                                                                                                                    Tax Credit
                                                                CAPREIT Equity              Preferred Equity in  Guaranteed Funds
                                                                Investments (4)    Other      TE Bond Sub (5)           (6)
                                                                ---------------  ---------  -------------------  ----------------
ASSETS

Investment in tax-exempt bonds, net                             $           -    $      -   $                -   $             -

Loans receivable, net                                                   2,522           -

Loans receivable held for sale                                                          -

Investments in partnerships                                            60,727          (3)                               102,377

Residual interests in bond securitizations                                              -

Investment in derivative financial instruments                                          -

Cash and cash equivalents                                                          46,008

Interest receivable                                                                16,260

Restricted assets                                                      48,622           -                                 54,452

Other assets                                                                       40,997                7,228             6,025

Mortgage servicing rights, net                                                          -

Goodwill and other intangibles (7)                                                  1,897                                 (3,490)
                                                                -------------    --------   ------------------   ---------------

TOTAL ASSETS                                                    $     111,871    $105,159   $            7,228   $       159,364
                                                                =============    ========   ==================   ===============


LIABILITIES

Notes payable                                                   $           -    $      -   $                -   $             -

Short-term debt                                                                         -

Long-term debt                                                                          -

Preferred shares subject to mandatory redemption                                        -              168,000

Tax credit syndication guarantee liability                                              -                                149,305

Residual interests in bond securitizations                                              -

Investment in derivative financial instruments                                          -


Accounts payable and accrued expenses                                              12,744                                     48

Interest payable                                                                    8,657

Unearned revenue and other liabilities                                             31,515                                  6,382
                                                                -------------    --------   ------------------   ---------------
TOTAL LIABILITIES                                                           -      52,916              168,000           155,735
                                                                -------------    --------   ------------------   ---------------

    Liabilities / Assets                                                    0%         50%                2324%               98%

    Percentage of liabilities - balance sheet 9/30/03                       0%          4%                  12%               12%

    Percentage of liabilities - adjusted balance sheet 9/30/03              0%          3%                  10%                9%

EXCESS OF ASSETS OVER LIABILITIES (8)                           $     111,871    $ 52,243   $         (160,772)  $         3,629
                                                                =============    ========   ==================   ===============

                                                                        (H)                    (I)                    (J)
                                                                                                                Adjusted Balance
                                                                                                                      Sheet
                                                                  Balance Sheet         Off Balance Sheet         September 30,
                                                                September 30, 2003      Bond Securitizations           2003
                                                                ------------------   ------------------------   ----------------
ASSETS

Investment in tax-exempt bonds, net                             $         792,332         $      296,577         $   1,088,909

Loans receivable, net                                                     472,620                                      472,620

Loans receivable held for sale                                              9,118                                        9,118

Investments in partnerships                                               233,032                                      233,032

Residual interests in bond securitizations                                 11,944                                       11,944

Investment in derivative financial instruments                              2,755                                        2,755

Cash and cash equivalents                                                  46,008                                       46,008

Interest receivable                                                        16,260                                       16,260

Restricted assets                                                         115,097                                      115,097

Other assets                                                               78,467                                       78,467

Mortgage servicing rights, net                                             10,841                                       10,841

Goodwill and other intangibles (7)                                        131,422                                      131,422
                                                                -----------------         -------------          -------------

TOTAL ASSETS                                                    $       1,919,896         $     296,577          $   2,216,473
                                                                =================         =============         ==============


LIABILITIES

Notes payable                                                   $         609,506         $           -          $     609,506

Short-term debt                                                           191,835               192,512                384,347

Long-term debt                                                            155,448               104,065                259,513

Preferred shares subject to mandatory redemption                          168,000                                      168,000

Tax credit syndication guarantee liability                                149,305                                      149,305

Residual interests in bond securitizations                                  1,925                                        1,925

Investment in derivative financial instruments                             17,879                                       17,879

Accounts payable and accrued expenses                                      12,792                                       12,792

Interest payable                                                            8,657                                        8,657

Unearned revenue and other liabilities                                     37,897                                       37,897
                                                                -----------------         -------------          -------------
TOTAL LIABILITIES                                                       1,353,244               296,577              1,649,821
                                                                -----------------         -------------          -------------

    Liabilities / Assets                                                     70.5%                  100%                  74.4%

    Percentage of liabilities - balance sheet 9/30/03                         100%                  N/A                    N/A

    Percentage of liabilities - adjusted balance sheet 9/30/03                N/A                    18%                   100%

EXCESS OF ASSETS OVER LIABILITIES (8)                           $         566,652         $           -         $      566,652
                                                                =================         =============         ==============

NOTES

(1) Bond securitizations and derivatives includes the Company's investments in tax-exempt bonds, bond related investments and derivatives and the related on-balance sheet debt and cash collateral.

(2) Taxable lending includes the Company's construction and permanent loans and the related borrowings from the Midland Affordable Housing Group Trust, pension funds and lines of credit.

(3) Tax credit operations includes the Company's investment in properties and advances to tax credit equity funds and the related borrowings under lines of credit. This column also includes $120 million of borrowings under a line of credit at 9/30/03 used to finance the July 2003 acquisition of HCI's tax credit operations.

(4) CAPREIT equity investments includes the taxable equity investments in the CAPREIT joint ventures and the related cash collateral.

(5) Due to Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," the preferred shares issued by MuniMae TE Bond Subsidiary, LLC have been reclassified as debt.

(6) Tax credit guaranteed funds includes assets and liabilities associated with funds where the Company has provided investors a guarantee or has continuing involvement with the assets of the funds. All of these assets and liabilities relate to interests in tax credit equity syndications acquired as of July 1, 2003 from Lend Lease.

(7) Goodwill of $33.6 million related to the 1999 purchase of the Midland Companies has been allocated equally between taxable lending and tax credit operations. The balance of the intangibles and goodwill relates to the July 2003 acquisition of the HCI tax credit operations.

(8) Excess of assets over liabilities was calculated by taking assets minus liabilities for each column, and therefore these amounts may not accurately represent the actual or notional amount of equity attributable to each column.

(9) Including the assets and liabilities from off balance sheet bond securitizations the percentage would be 62%.

Factors that Could Affect Future Results

         The Company's 2002 Form 10-K contains a detailed description of the Company's factors that could affect future results. There has been no material change since December 31, 2002 to the information related to factors that could affect future results.

         The Company's business prospects are directly impacted by governmental tax policies, which affect demand for the Company's debt and equity financing products as well as investor demand for the Company's securities and the tax credit equity funds which the Company syndicates. A reduction in the scale of, or the tax benefits provided by, governmental programs supporting the development of affordable and other housing-related investments originated by the Company, or the elimination of these programs altogether, would significantly reduce the Company's opportunities to originate, structure and invest in housing-related financings and would consequently have a significant adverse impact on the Company's net income and cash available for distribution ("CAD").

         The Company's July 2003 acquisition of HCI will generate significantly higher syndication fee and asset management revenues from our tax credit equity business. Because the tax credit equity syndication business is seasonal, with the bulk of syndications closing in the fourth and second quarters of each calendar year, the Company expects to experience greater volatility in its quarterly CAD earnings than it experienced prior to the acquisition. As a result of the seasonality in our production volumes, the Company expects to have higher income in the second and fourth quarters of each fiscal year than in the first and third quarters, while routine operating expenses, with the exception of bonus accruals related to production levels, are expected to be less susceptible to quarterly fluctuations.

Contractual Obligations

         Material activity for the third quarter of 2003 related to contractual obligations is discussed below. For a complete discussion of contractual obligations, see the Company's 2002 Form 10-K.

         As part of the acquisition of HCI, the Company became obligated under various operating leases for office space, storage space, office services and computer services. The leases expire through July 2007. The annual rent under these leases is $3.7 million.

Guarantees and Off-Balance Sheet Arrangements

         The Company's 2002 Form 10-K contains a summary of the Company's guarantees and off-balance sheet arrangements. During the third quarter of 2003, the Company entered a guarantee agreement related to the $120 million line of credit used to finance the acquisition of HCI. The Company has guaranteed the payment of outstanding principal and interest on this facility. In addition, the Company assumed or provided various guarantees in connection with the purchase of HCI. See Note 8 for a table that summarizes the Company's guarantees by type as of September 30, 2003.

Dividend Policy and Cash Available for Distribution

         The Company focuses on maximizing shareholder value through increases in cash distributions to shareholders. The Company uses CAD as a primary measure of its ability to pay distributions. The Company believes CAD is the most relevant measure of its ability to pay distributions because it is a measure of current earnings. The Company uses this measure of current earnings as a basis for declaring its quarterly distributions.

         CAD differs from net income because of variations between GAAP income and actual cash received. There are four primary differences between CAD and GAAP income. The first is the treatment of several types of fees (including origination, syndication, guarantee and asset management fees), which for CAD purposes are recognized as income when received or earned but for GAAP purposes may be amortized into income over time or deferred until certain events occur. The second difference is that the non-cash gain and loss recognized for GAAP associated with valuations, sales of investments and capitalization and amortization of mortgage servicing rights are not included in the calculation of CAD. The third difference is the treatment of the Company's investments in partnerships. For GAAP, the Company records its allocable share of the income
(loss) from the partnership as income, while for CAD reporting the Company records the cash distributions it receives from the partnership as income. The fourth difference is the treatment of tax credit equity funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. GAAP accounting requires that the Company record income (loss) from these funds. This non-cash item is not reflected in CAD.

         The Company's current policy is to distribute to common shareholders at least 80% of its annual CAD to common shares. The table below shows the Company's CAD available to common shares, CAD per common share, dividend per common share and payout ratio for the three and nine months ended September 30, 2003 and 2002.

                                           For the three months ended September 30,     For the nine months ended September 30,
                                           ----------------------------------------     ---------------------------------------
                                                2003                      2002               2003                      2002
                                           ---------------           --------------     --------------            -------------
CAD available to common shares (000s)        $    15,291             $      12,881        $    44,828              $     37,079
CAD per common share (1)                            0.53                      0.51               1.55                      1.47
Dividend per common share                         0.4500                    0.4400             1.3425                    1.3125
Payout ratio (2)                                    95.8%                     86.6%              90.1%                     89.5%

(1) CAD per common share is calculated based on the number of shares outstanding at the end of each fiscal quarter.

(2) The payout ratio calculation for the three and nine months ended September 30, 2003 is based on 32,540,412 common shares outstanding to reflect the 3,622,500 shares issued in October 2003 that will also receive the third quarter distribution.

         The following table reconciles the Company's GAAP net income to CAD for the three and nine months ended September 30, 2003 and 2002.


                                                                        FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        --------------------------     -------------------------
                                                                           2003            2002           2003            2002
                                                                        -----------     ----------     ----------       --------
NET INCOME ALLOCATED TO COMMON SHARES - GAAP BASIS                      $    18,135     $      237     $   63,182       $ 18,050
                                                                        ===========     ==========     ==========       ========
Conversion to Cash Available for Distribution:
    (1) Mark to market adjustments                                      $    (3,498)    $    9,921     $   (3,922)      $ 14,530
    (2) Equity investments                                                    1,995          3,248          7,586          3,767
    (3) Net gain on sales                                                      (577)          (450)       (11,390)        (3,177)
    (3) Amortization of capitalized mortgage servicing fees                     390            334          1,156            985
    (3) Amortization of asset management contracts                            2,422              -          2,422              -
    (4) Origination fees, syndication fees and other income, net              2,675             53          4,291          2,176
    (5) Valuation allowances and other-than-temporary impairments                 -              -          1,097            110
    (6) Deferred tax expense                                                 (2,622)          (462)        (1,010)           638
    (7) Discontinued operations                                                   -              -        (25,748)             -
    (7) Interest income                                                           -              -         10,793              -
    (8) Fund income                                                          (3,629)             -         (3,629)             -
                                                                        -----------     ----------     ----------       --------
CASH AVAILABLE FOR DISTRIBUTION (CAD)                                   $    15,291     $   12,881     $   44,828       $ 37,079
                                                                        ===========     ==========     ==========       ========

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

(3) For GAAP reporting, the Company recognizes non-cash gains and losses and amortization of intangible assets, including (a) non-cash gains and losses associated with the sale of assets or capitalization of mortgage servicing rights; (b) amortization of mortgage servicing rights over the estimated life of the serviced loans; and (c) amortization of asset management contracts recorded in connection with a July 2003 acquisition. These non-cash items are not included in CAD.

(4) This adjustment reflects the net difference, for the relevant period, between fees reflected in income when received for CAD and the recognition of fees for GAAP. This line item reflects several types of income:

         (a) Origination fees and certain other income amounts, which are recognized as income when received for CAD purposes, but for GAAP reporting are amortized over the life of the associated investment.

         (b) Syndication fees, which are recognized as income when earned for CAD purposes, but for GAAP reporting a portion of the fee may be deferred until investors have paid in greater than 20% of their total capital contributions to the tax credit funds.

         (c) Guarantee fees, which are recognized as income when received for CAD purposes, but for GAAP reporting are recorded into income over the guarantee period.

         (d) Asset management fees, which are recognized as income when earned and collectible for CAD purposes, but for GAAP purposes are applied first to relieve accounts receivable recorded in conjunction with the July 2003 acquisition, and second as income consistent with the CAD revenue recognition.

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

(7) For GAAP reporting, the Company recognized a gain upon the sale of a property. This gain was required to be classified as discontinued operations because the Company owned the property prior to the sale. For CAD reporting, the gain was significantly less due to recording a portion of the proceeds as interest income. In addition, the carrying value of the tax-exempt bond associated with the property was significantly more for CAD due to an impairment previously recognized for GAAP.

(8) For those of the Company's tax credit equity syndication funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund, GAAP accounting requires the Company to record the net income (loss) from the fund. This non-cash item is not reflected in CAD.

         The calculation of CAD is the basis for the determination of the Company's quarterly distributions to common shares, is used by securities analysts and is presented as a supplemental measure of the Company's performance. The calculation is not approved by the Securities and Exchange Commission nor is it required by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. The Company believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.

RESULTS OF OPERATIONS AND CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Policies and Estimates

         The Company's 2002 Form 10-K contains a detailed description of the Company's critical accounting policies and estimates. Except as disclosed below, there has been no material change to the information related to critical accounting policies and estimates since December 31, 2002.

         As the part of the acquisition of HCI, the Company is providing guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. As a result of the guarantees, the Company is considered to have continuing involvement with the assets of the tax credit equity funds and to have effective control over the assets in the funds. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company includes the assets of the funds, consisting primarily of restricted cash and investments in partnerships, in the Company's consolidated balance sheet. In addition, the capital contributions of investors in these funds are reported as a liability on the Company's consolidated balance sheet. The income and expenses from these tax credit equity funds is reported in the appropriate line items of the Company's consolidated statements of income. The liability for the investors' capital contributions is relieved as the guarantees expire or are amortized into income over the life of the guarantee and reported in other income in the Company's consolidated statements of income.

New Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board approved FAS 150. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify financial instruments with certain debt-like characteristics as liabilities. The scope of FAS 150 includes financial instruments issued in the form of mandatorily redeemable shares, which embody an unconditional obligation requiring the issuer to redeem the shares by transferring assets at a specified date. Management has determined that the Company's preferred shareholders' equity in a subsidiary company falls within the scope of FAS 150. Therefore for the third quarter of 2003, the Company has reclassified the liquidation preference value of its preferred shareholders' equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the mandatory tender dates of the preferred shares. Amounts previously classified as distributions to preferred shareholders are now recorded as interest expense.

         In January 2003, the Financial Accounting Standards Board approved Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires the consolidation of a company's equity investment in a variable interest entity ("VIE") if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first reporting period ending after June 15, 2003. The Financial Accounting Standards Board has extended the effective date until the first reporting period ending after December 15, 2003 and the Company has elected to defer adoption of FIN 46 until that time. The Company is currently reviewing the impact of FIN 46 on the tax credit equity syndication funds that a wholly owned subsidiary of the Company sponsors and asset manages, as well as investments accounted for under the equity method of accounting. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Net Interest Income

                                         For the three months ended September 30,   For the nine months ended September 30,
                                         ----------------------------------------   ---------------------------------------
(000s)                                     2003        %          2002       %        2003        %        2002         %
                                         ---------   -----      --------   -----    --------    -----    --------     -----
Interest on bonds and residual
    interests in bond securitizations    $  15,612   162.0%     $ 15,409    98.9%   $ 45,526    119.6%   $ 45,970      99.0%
Interest on loans                            9,408    97.6%        8,676    55.7%     26,474     69.6%     25,700      55.4%
Interest on short-term investments             308     3.2%          260     1.7%        832      2.2%        991       2.1%
                                         ---------              --------            --------             --------
Total interest income                       25,328                24,345              72,832               72,661
Interest expense                           (15,690) -162.8%       (8,771)  -56.3%    (34,782)   -91.4%    (26,230)    -56.5%
                                         ---------   -----      --------   -----    --------    -----    --------     -----
Net interest income                      $   9,638   100.0%     $ 15,574   100.0%   $ 38,050    100.0%   $ 46,431     100.0%
                                         =========   =====      ========   =====    ========    =====    ========     =====

         Net interest income for the quarter ended September 30, 2003 decreased $5.9 million compared to the same period last year due primarily to: (1) $3.0 million increase in interest expense related to the reclassification of the preferred shares distribution as of July 1, 2003; (2) a $2.5 million increase in interest expense due to an increase in financing costs related to securitizations and larger average notes payable balances outstanding during the quarter; (3) $1.4 million in interest expense related to a line of credit used to finance the acquisition of HCI; and (4) a $0.9 million increase in the accrual of interest on bonds, residual interests in bond securitizations and loans.

         Net interest income for the nine months ended September 30, 2003 decreased $8.4 million compared to the same period last year due primarily to:
(1) a $4.1 million increase in interest expense due to an increase in financing costs related to securitizations and larger average notes payable balances outstanding during the 2003 period; (2) a $3.0 million increase in interest expense related to the reclassification of the preferred shares distribution;
(3) $1.4 million in interest expense related to a line of credit used to finance the acquisition of HCI; and (4) a $0.3 million decrease in the accrual of interest on bonds, residual interests in bond securitizations and loans.

Fee Income

                                         For the three months ended September 30,   For the nine months ended September 30,
                                         ----------------------------------------   ---------------------------------------
(000s)                                     2003        %          2002       %        2003        %        2002        %
                                         ---------   -----      --------   -----    --------    -----    --------     -----
Syndication fees                         $   5,764    38.1%     $    767    12.4%   $  9,000     27.4%   $  4,765      23.1%
Origination fees                               862     5.7%        2,014    32.5%      3,779     11.5%      4,608      22.3%
Loan servicing fees                          1,716    11.4%        1,544    24.9%      5,463     16.7%      5,112      24.7%
Asset management and advisory fees           3,191    21.1%          969    15.7%      5,465     16.7%      2,876      13.9%
Other income                                 3,582    23.7%          900    14.5%      9,088     27.7%      3,304      16.0%
                                         ---------   -----      --------   -----    --------    -----    --------     -----
Total fee income                         $  15,115   100.0%     $  6,194   100.0%   $ 32,795    100.0%   $ 20,665     100.0%
                                         ---------   -----      --------   -----    --------    -----    --------     -----

         Total fee income for the quarter ended September 30, 2003 increased $8.9 million compared to the same period last year due primarily to: (1) a $5.0 million increase in syndication fees due to an increase in the volume of syndications closed generated by HCI; (2) a $2.7 million increase in other income due primarily to: (i) $1.4 million in guarantee, contingent general partner and investment valuation services fees from HCI; and (ii) $1.1 million in other income from the consolidated guaranteed tax credit funds; (3) a $2.2 million increase in asset management and advisory fees primarily due to asset management fees from HCI; and (4) a $1.2 million decrease in origination fees primarily due to a decrease in the volume of permanent loans and conventional equity deals closed.

         Total fee income for the nine months ended September 30, 2003 increased $12.1 million compared to the same period last year due primarily to: (1) a $5.8 million increase in other income due primarily to: (i) $1.7 million in prepayment fees collected from the early payment of tax-exempt bond investments;
(ii) $1.6 million in fees collected on a conventional equity deal; (iii) $1.4 million in guarantee, contingent general partner and investment valuation services fees from HCI; (iv) $1.1 million in other income from the consolidated guaranteed tax credit funds; (v) $0.8 million collected as the result of a collateral release after the sale of a property; (vi) $0.3 million of amortization of a guarantee fee received in the fourth quarter of 2002; (vii) $0.3 million of income collected on a new put; and (viii) a $1.4 million decrease in commission income; (2) a $4.2 million increase in syndication fees due primarily to: (i) a $5.0 million increase in syndication fees due to an increase in the volume of syndications closed generated by HCI; and (ii) a decrease due to taking $0.5 million in organizational and offering cost reimbursements related to closed syndicated tax credit equity funds into income during the first quarter of 2002, whereas no such fees were recognized during 2003; (3) a $2.6 million increase in asset management and advisory fees primarily due to asset management fees from HCI and an increase in tax credit equity and MMER assets under management; and (4) a $0.8 million decrease in origination fees due to a decrease in the volume of permanent loans and conventional equity deals closed.

Net Gain on Sales

                                         For the three months ended September 30,   For the nine months ended September 30,
                                         ----------------------------------------   ---------------------------------------
(000s)                                     2003        %          2002       %        2003        %        2002         %
                                         ---------   -----      --------   ------   --------    -----    --------     -----
Gain recorded for capitalized
    mortgage servicing rights            $     337     4.1%     $    450    68.5%   $    938      8.5%   $  2,181      61.9%
Sales and payoffs of investments             3,480    42.0%          207    31.5%      4,592     41.7%      1,345      38.1%
Swap terminations                                -     0.0%            -       -         742      6.7%          -         -
Sale of investments in partnerships              -     0.0%            -       -         276      2.5%          -         -
Guaranteed tax credit equity funds           4,471    53.9%            -       -       4,471     40.6%          -         -
                                         ---------   -----      --------   -----    --------    -----    --------     -----
Total net gain on sales                  $   8,288   100.0%     $    657   100.0%   $ 11,019    100.0%   $  3,526     100.0%
                                         =========   =====      ========   =====    ========    =====    ========     =====

         Net gain on sales for the quarter ended September 30, 2003 increased $7.6 million compared to the same period last year due primarily to: (1) $4.5 million in gain on sales from the consolidated guaranteed tax credit equity funds; (2) a $3.5 million increase in gain on the sales and payoff of investments due to the increase in premiums on the delivery of loans to HUD and the sale of two tax-exempt bond investments; (3) a $0.2 million decrease due to a gain on the sale of U.S. treasuries in the third quarter of 2002; and (4) a $0.1 million decrease in the gain recorded for capitalized mortgage servicing rights due to a decrease in the dollar amount of permanent loans sold.

         Net gain on sales for the nine months ended September 30, 2003 decreased $7.5 million compared to the same period last year due primarily to:
(1) $4.5 million in gain on sales from the consolidated guaranteed tax credit equity funds; (2) a $3.4 million increase in gain on the sales and payoff of investments due to the increase in premiums on the delivery of loans to HUD and the sale of tax-exempt bond investments; (3) a $0.7 million net gain recorded on the termination of interest rate swaps; and (4) a $1.2 million decrease in the gain recorded for capitalized mortgage servicing rights due to a decrease in the dollar amount of permanent loans sold.

Operating Expenses and Amortization

                                         For the three months ended September 30,   For the nine months ended September 30,
                                         ----------------------------------------   ---------------------------------------
(000s)                                      2003       %          2002       %        2003        %        2002         %
                                         ---------   -----      --------   ------   --------    -----    --------     -----
Salaries and benefits                    $  12,065    62.1%     $  5,446    64.6%   $ 26,702     66.1%   $ 16,203      62.7%
General and administrative                   3,385    17.4%        1,756    20.9%      7,013     17.4%      5,179      20.0%
Professional fees                            1,105     5.7%          884    10.5%      2,971      7.4%      3,488      13.5%
Amortization of intangibles                  2,863    14.8%          334     4.0%      3,666      9.1%        985       3.8%
                                         ---------   -----      --------   -----    --------    -----    --------     -----
                                         $  19,418   100.0%     $  8,420   100.0%   $ 40,352    100.0%   $ 25,855     100.0%
                                         ---------   -----      --------   -----    --------    -----    --------     -----

         Total operating expenses and amortization for the quarter ended September 30, 2003 increased $11.0 million compared to the same period last year due primarily to: (1) a $6.6 million increase in salaries and benefits due primarily to: (i) $4.7 million of expense from HCI; (ii) a $1.9 million increase in salaries and benefits resulting from a $0.9 million increase in salaries and other compensation and a $1.0 million increase in bonus expense; (2) a $2.5 million increase in amortization of intangibles due primarily to the amortization of capitalized asset management fee contracts from HCI; and (3) a $1.6 million increase in general and administrative expenses due primarily to:
(i) $1.0 million of expense from HCI; and (ii) $0.5 million in general and administrative expenses from the consolidated guaranteed tax credit equity funds.

         Total operating expenses and amortization for the nine months ended September 30, 2003 increased $14.5 million compared to the same period last year due primarily to: (1) a $10.5 million increase in salaries and benefits due primarily to: (i) a $5.8 million increase in salaries and benefits resulting from a $1.9 million increase in salaries and other compensation and a $3.9 million increase in bonus expense; and (ii) $4.7 million of expense from HCI;
(2) a $2.7 million increase in amortization of intangibles due primarily to: (i) $2.4 million of amortization of capitalized asset management fee contracts from HCI; and (ii) a $0.2 million increase in amortization of mortgage servicing rights; (3) a $1.8 million increase in general and administrative expenses due primarily to: (i) $1.0 million of expense from HCI; (ii) $0.5 million in general and administrative expenses from the consolidated guaranteed tax credit funds; and (iii) $0.3 million increase due to integration costs related to the acquisition of HCI and an increase in unreimbursed deal expenses; and (4) a $0.5 million decrease in professional fees due primarily to: (i) a $1.4 million decrease in commission expense; (ii) a $0.6 million increase in consulting fees due to an internal controls project and the acquisition of HCI; and (iii) $0.1 million of expense from HCI.

Net Holding Gains on Derivatives

         The Company recorded net holding gains for mark-to-market adjustments on derivative financial instruments of $3.5 million for the quarter ended September 30, 2003 and net holding losses of $9.9 million for the quarter ended September 30, 2002.

         The Company recorded net holding gains for mark-to-market adjustments on derivative financial instruments of $3.9 million for the nine months ended September 30, 2003 and net holding losses of $14.5 million for the nine months ended September 30, 2002.

Impairments and Valuation Allowances Related to Investments

         In accordance with the Company's valuation and impairment policies, the Company did not record any other-than-temporary impairments during the quarters ended September 30, 2003 and September 30, 2002.

          The Company recorded other-than-temporary impairments totaling $1.1 million during the nine months September 30, 2003. The impairments included a $0.7 million impairment on a bond with a face amount of $19.5 million and $0.4 million of impairments on three taxable loans with total face amounts of $7.0 million. During the nine months ended September 30, 2002, the Company recorded impairments totaling $0.1 million on a bond with a face amount of $0.7 million.

Net Losses from Equity Investments in Partnerships

         Net losses from equity investments in partnerships increased by $0.1 million for the quarter ended September 30, 2003 compared to the same period last year due primarily to: (1) $1.4 million in losses from the consolidated guaranteed tax credit equity funds; and (2) a $1.6 million decrease in losses from an investment in income-producing real estate operating partnerships and related swap partnerships. While these investments generate cash flow to the Company in the form of quarterly distributions, on a GAAP basis they may generate a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships. The mark-to-market adjustments cause volatility in the losses that are recorded.

         Net losses from equity investments in partnerships increased by $2.2 million for the nine months ended September 30, 2003 compared to the same period last year due primarily to: (1) $1.4 million in losses from the consolidated guaranteed tax credit equity funds; (2) $1.1 million in losses generated from investments in real estate operating partnerships that are being warehoused before transfer to syndicated tax credit equity funds; and (3) a $0.3 million decrease in losses from an investment in income-producing real estate operating partnerships and related swap partnerships.

Income Tax Expense

         Income tax expense for the quarter ended September 30, 2003 decreased $2.0 million compared to the same period last year. This decrease is due primarily to: (i) a decrease in net income within the operating segment, which contains corporations that are subject to income taxes; and (ii) an increase in deferred tax assets from HCI.

         Income tax expense for the nine months ended September 30, 2003 decreased $4.3 million compared to the same period last year. This decrease is due primarily to a decrease in net income within the operating segment, which contains corporations that are subject to income taxes.

Income Allocable to Preferred Shareholders and Minority Interests in Subsidiary Companies

         As previously discussed, income allocable to preferred shareholders in a subsidiary company has been reclassified to interest expense for the quarter ended September 30, 2003. For the nine months ended September 30, 2003, income allocable to preferred shareholders in a subsidiary company decreased $3.0 million compared to the same period in 2002 due to this reclassification.

Discontinued Operations

         During the nine months ended September 30, 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $38.1 million, which resulted in a $26.8 million gain. The $26.8 million gain and $1.0 million of losses from operations of the property were classified as discontinued operations in the consolidated statements of income.

Net Income

         Net income for the quarter ended September 30, 2003 increased by $17.9 million compared to the same period last year due primarily to: (1) a $13.4 million decrease in net holding losses on derivatives; (2) a $7.6 million increase in gain on sales; (3) a $5.0 million increase in syndication fees; (4) a $2.7 million increase in other income; (5) a $2.2 million increase in asset management and advisory fees; offset by (6) a $6.6 million increase in salaries and benefits; (7) a $3.9 million increase in interest expense (excluding the reclassification of preferred share distributions); and (8) a $2.5 million increase in amortization of intangibles.

         Net income for the nine months ended September 30, 2003 increased by $45.0 million compared to the same period last year due primarily to: (1) a $25.7 million increase from discontinued operations; (2) an $18.5 million decrease in net holding losses on derivatives; (3) a $7.5 million increase in net gain on sales; (4) a $5.8 million increase in other income; (5) a $4.3 million decrease in income tax expense; (6) a $2.6 million increase in asset management and advisory fees; offset by (7) a $10.5 million increase in salaries and benefits; (8) a $5.6 million increase in interest expense (excluding the reclassification of preferred share distributions); (9) a $2.7 million increase in amortization of intangibles; and (10) a $2.2 million increase in net losses from equity investments in partnerships.

Other Comprehensive Income (Loss)

         For the quarter ended September 30, 2003, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds and residual interests in bond securitizations available for sale was $15.5 million. After a reclassification adjustment for gains of $2.2 million included in net income, other comprehensive loss for the quarter ended September 30, 2003 was $17.7 million and total comprehensive income was $0.4 million.

         For the quarter ended September 30, 2002, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $8.7 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive income for the quarter ended September 30, 2002 was $8.5 million and total comprehensive income was $8.8 million.

         For the nine months ended September 30, 2003, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $5.6 million. After a reclassification adjustment for gains of $27.0 million included in net income, other comprehensive loss for the nine months ended September 30, 2003 was $21.4 million and total comprehensive income was $41.8 million.

         For the nine months ended September 30, 2002, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $7.6 million. After a reclassification adjustment for gains of $1.2 million included in net income, other comprehensive income for the nine months ended September 30, 2002 was $6.4 million and total comprehensive income was $24.6 million.

RELATED PARTY TRANSACTIONS

         The Company's 2002 Form 10-K contains a detailed description of the Company's related party transactions. During the third quarter of 2003, there has been no material change to the information related to related party transactions.

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

         While the bulk of the Company's recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. Since the Company is taxed as a partnership, these capital gains and losses are passed through to shareholders and are reported on each shareholder's Schedule K-1. Until January 1, 2003, the Company had elected under Section 754 of the Internal Revenue Code to adjust the tax basis of the Company's property on the transfer of shares to reflect the price each shareholder paid for its shares. As a result of the Company's Section 754 election, for shares purchased prior to January 1, 2003, the capital gain and loss allocated to those shares was determined on a shareholder-by-shareholder basis and will depend on, among other things, the timing of the shareholder's purchase of the shares, the timing of transactions that generate gains or losses for the Company and the difference (the "Basis Difference") between the Company's tax basis in its property and a shareholder's tax basis in the shares. This means that for assets purchased by the Company prior to a shareholder's purchase of shares, the shareholder's basis in the assets may be significantly different than the Company's basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder's basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to individual shareholders may be significantly different than the capital gains and losses recorded by the Company.

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


Item 4. Controls and Procedures
-------------------------------

(a)      Evaluation of disclosure controls and procedures

         The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the reporting period (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)      Changes in internal controls

         We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits:

         10.1     Credit and Guarantee Agreement dated as of July 1, 2003.

         31.1 Certification of Mark K. Joseph, Chief Executive Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage Equity, LLC Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  On July 10, 2003, the Company filed a Current Report on Form 8-K under Items 2 and 5 and furnished information under Item 7, as amended on September 15, 2003 and September 17, 2003, announcing the completion of the Company's acquisition of the Housing and Community Investing (HCI) business of Lend Lease Real Estate Investments and containing the Purchase and Sale Agreement by and among Lend Lease Corporation Limited, BF-GP, Inc., Lend Lease (US) Services, Inc., Lend Lease Real Estate Investments, Inc., Midland Financial Holdings, Inc. and MMA Financial, Inc. dated as of May 14,2003 and the unaudited pro forma combined balance sheet of the Company as of June 30, 2003 and the unaudited pro forma combined statements of operations of the Company for the year ended December 31, 2002 and the six months ended June 30, 2003.

                  On July 18, 2003, the Company filed a Current Report on Form 8-K under Item 5, announcing the appointment of a new board member.

                  On July 18, 2003, the Company furnished a Current Report on Form 8-K under Items 7 and 12, as amended on August 13, 2003, containing the earnings package distributed to the securities analysts for the quarter ended June 30, 2003, an earnings press release and financial statements related to the Company's performance for the quarter ended June 30, 2003 and a production press release related to the Company's production volume for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2003        MUNICIPAL MORTGAGE & EQUITY, LLC


                               By: /s/ Mark J. Joseph
                                   ---------------------------------------------
                                   Mark K. Joseph
                                   Chairman of the Board and Chief Executive
                                   Officer




DATE: November 13, 2003        By: /s/ Mark K. Joseph
                                   ---------------------------------------------
                                   Mark K. Joseph
                                   Chairman of the Board, Chief Executive
                                   Officer (Principal Executive Officer), and
                                   Director

DATE: November 13, 2003        By: /s/ William S. Harrison
                                   ---------------------------------------------
                                   William S. Harrison
                                   Chief Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

         10.1     Guarantee and Credit Agreement dated as of July 1, 2003.

         31.1 Certification of Mark K. Joseph, Chief Executive Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.