Form 10-Q/A
period 2003-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2003-12-11
CIK 1003201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

Yes [X]   No [ ]

      The Registrant had 28,836,030 common shares outstanding as of August 5, 2003.

                                EXPLANATORY NOTE

This Form 10-Q/A amends and replaces in its entirety the Form 10-Q (the "Form 10-Q") filed by Municipal Mortgage & Equity, LLC on August 13, 2003. This amendment is being filed solely to correct the signature page to the Form 10-Q.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                              INDEX TO FORM 10-Q/A

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   2

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             24

Item 3. Quantitative and Qualitative Disclosures about Market Risk            37

Item 4. Controls and Procedures                                               37

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        MUNICIPAL MORTGAGE & EQUITY, LLC
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                            June 30, 2003      December 31, 2002
                                                                                            -------------      -----------------
ASSETS
Investment in tax-exempt bonds, net (Note 2)                                                 $   775,793          $   770,345
Loans receivable, net (Note 3)                                                                   451,397              422,299
Loans receivable held for sale (Note 3)                                                           11,023               39,149
Investments in partnerships                                                                       98,239               99,966
Residual interests in bond securitizations (Note 4)                                               13,099               11,039
Investment in derivative financial instruments (Note 5)                                            3,170               18,762
Cash and cash equivalents                                                                         81,335               43,745
Interest receivable                                                                               17,252               16,157
Restricted assets                                                                                 69,529               40,318
Other assets (Note 6)                                                                             35,400               46,592
Mortgage servicing rights, net                                                                    10,869               11,009
Goodwill                                                                                          33,607               33,537
                                                                                             -----------          -----------
TOTAL ASSETS                                                                                 $ 1,600,713          $ 1,552,918
                                                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable (Note 7)                                                                       $   436,949          $   450,924
Short-term debt (Note 7)                                                                         211,670              219,945
Long-term debt (Note 7)                                                                          142,006              147,357
Residual interests in bond securitizations (Note 4)                                                1,343                1,447
Investment in derivative financial instruments (Note 5)                                           21,792               49,359
Accounts payable and accrued expenses                                                              6,436                7,436
Interest payable                                                                                   5,383                6,677
Unearned revenue and other liabilities                                                            33,336               19,263
Distributions payable                                                                              2,995                2,994
                                                                                             -----------          -----------
TOTAL LIABILITIES                                                                                861,910              905,402
                                                                                             -----------          -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)                                                                --                   --
PREFERRED SHAREHOLDERS' AND MINORITY INTERESTS' EQUITY IN SUBSIDIARY COMPANIES                   160,142              160,452
SHAREHOLDERS' EQUITY:
Common shares, par value $0 (32,303,599 shares authorized, including 28,922,533 shares issued and outstanding, and 34,595 deferred shares at June 30, 2003 and
  29,083,599 authorized, 25,571,580 shares issued and outstanding, and 29,844
  deferred shares at December 31, 2002)                                                          568,576              471,946
Less common shares held in treasury at cost (124,715 and 55,444 at June 30, 2003 and
  December 31, 2002, respectively)                                                                (2,615)                (857)
Less unearned compensation (deferred shares) (Note 12)                                            (2,939)              (3,274)
Accumulated other comprehensive income                                                            15,639               19,249
                                                                                             -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                                                       578,661              487,064
                                                                                             -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 1,600,713          $ 1,552,918
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

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     For the three               For the six
                                                                                     months ended                months ended
                                                                                       June 30,                    June 30,
                                                                                ----------------------      ----------------------
                                                                                  2003          2002          2003          2002
                                                                                --------      --------      --------      --------
INCOME:
Interest income
  Interest on bonds and residual interests in bond securitizations              $ 13,929      $ 15,399      $ 29,914      $ 30,561
  Interest on loans                                                                7,563         8,594        17,066        17,024
  Interest on short-term investments                                                 332           244           524           731
                                                                                --------      --------      --------      --------
    Total interest income                                                         21,824        24,237        47,504        48,316
                                                                                --------      --------      --------      --------
Fee income

  Syndication fees                                                                 1,825         2,380         3,236         3,998
  Origination fees                                                                 2,219         1,505         2,917         2,594
  Loan servicing fees                                                              1,838         1,660         3,747         3,568
  Asset management and advisory fees                                               1,198         1,040         2,274         1,907
  Other income                                                                     3,309         1,259         5,506         2,404
                                                                                --------      --------      --------      --------
    Total fee income                                                              10,389         7,844        17,680        14,471
                                                                                --------      --------      --------      --------
Net gain on sales                                                                  1,453           703         2,731         2,869
                                                                                --------      --------      --------      --------
TOTAL INCOME                                                                      33,666        32,784        67,915        65,656
                                                                                --------      --------      --------      --------
EXPENSES:
Interest expense                                                                   8,724         8,487        19,092        17,459
Salaries and benefits                                                              8,671         5,930        14,637        10,757
General and administrative                                                         2,113         1,697         3,938         3,423
Professional fees                                                                    877         1,967         1,866         2,604
Amortization of mortgage servicing rights and other intangibles                      414           333           803           651
                                                                                --------      --------      --------      --------
TOTAL EXPENSES                                                                    20,799        18,414        40,336        34,894
                                                                                --------      --------      --------      --------
Net holding gains (losses) on derivatives                                         (2,449)       (7,721)          424        (4,609)
Impairments and valuation allowances related to investments (Notes 2 and 3)       (1,144)           --        (1,144)         (110)
Net gains (losses) from equity investments in partnerships                        (1,606)           94        (2,353)         (229)
                                                                                --------      --------      --------      --------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS AND MINORITY INTERESTS IN SUBSIDIARY COMPANIES
  AND DISCONTINUED OPERATIONS                                                      7,668         6,743        24,506        25,814
Income tax expense (benefit)                                                        (540)          828          (472)        1,859
                                                                                --------      --------      --------      --------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED SHAREHOLDERS
  AND MINORITY INTERESTS IN SUBSIDIARY COMPANIES AND
  DISCONTINUED OPERATIONS                                                          8,208         5,915        24,978        23,955
Income allocable to preferred shareholders and minority interests
  in subsidiary companies                                                          2,854         2,995         5,679         5,989
                                                                                --------      --------      --------      --------
NET INCOME FROM CONTINUING OPERATIONS                                              5,354         2,920        19,299        17,966
Discontinued operations (Note 9)                                                  25,748            --        25,748            --
                                                                                --------      --------      --------      --------
NET INCOME                                                                      $ 31,102      $  2,920      $ 45,047      $ 17,966
                                                                                ========      ========      ========      ========
NET INCOME ALLOCATED TO:

  Term growth shares                                                            $     --      $     --      $     --      $    153
                                                                                ========      ========      ========      ========
  Common shares                                                                 $ 31,102      $  2,920      $ 45,047      $ 17,813
                                                                                ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                    For the three months ended             For the six months ended
                                                             June 30,                              June 30,
                                                 ---------------------------------     ---------------------------------
                                                      2003               2002               2003               2002
                                                 --------------     --------------     --------------     --------------
BASIC EARNINGS PER COMMON SHARE:
  Net income from continuing operations          $         0.19     $         0.12     $         0.69     $         0.73
  Discontinued operations                                  0.89                 --               0.91                 --
                                                 --------------     --------------     --------------     --------------
  Basic earnings per common share                $         1.08     $         0.12     $         1.60     $         0.73
                                                 ==============     ==============     ==============     ==============
  Weighted average common shares outstanding         28,857,305         25,252,124         28,104,281         24,423,091
DILUTED EARNINGS PER COMMON SHARE:
  Net income from continuing operations          $         0.18     $         0.11     $         0.68     $         0.71
  Discontinued operations                                  0.88                 --               0.90                 --
                                                 --------------     --------------     --------------     --------------
  Diluted earnings per common share              $         1.06     $         0.11     $         1.58     $         0.71
                                                 ==============     ==============     ==============     ==============
  Weighted average common shares outstanding         29,213,062         25,835,808         28,451,480         25,022,631

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          For the three              For the six
                                                                          months ended               months ended
                                                                            June 30,                   June 30,
                                                                     ----------------------     ----------------------
                                                                       2003          2002         2003          2002
                                                                     --------      --------     --------      --------
NET INCOME                                                           $ 31,102      $  2,920     $ 45,047      $ 17,966
                                                                     --------      --------     --------      --------
Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period        16,540         2,928       21,116        (1,166)
    Reclassification adjustment for gains included in net income      (24,726)           --      (24,726)         (996)
                                                                     --------      --------     --------      --------

Other comprehensive income (loss)                                      (8,186)        2,928       (3,610)       (2,162)
                                                                     --------      --------     --------      --------
COMPREHENSIVE INCOME                                                 $ 22,916      $  5,848     $ 41,437      $ 15,804
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

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                For the six months ended
                                                                                                        June 30,
                                                                                                ------------------------
                                                                                                   2003           2002
                                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $  45,047      $  17,966
Adjustments to reconcile net income to net cash provided by operating activities:
  Income allocated to preferred shareholders and minority interests in subsidiary companies         5,679          5,989
  Net holding (gains) losses on trading securities                                                   (424)         4,609
  Impairments and valuation allowances related to investments                                       1,144            110
  Net gain on sales                                                                                (2,731)        (2,869)
  Loss from investments in partnerships                                                             2,353            229
  Distributions received from investments in partnerships                                           5,224            245
  Net amortization of premiums, discounts and fees on investments                                    (185)            26
  Depreciation and amortization                                                                     1,048            942
  Discontinued operations                                                                         (25,748)            --
  Deferred income taxes                                                                             1,283            700
  Tax benefit from deferred share compensation                                                        330            400
  Deferred share compensation expense                                                                 883            862
  Common and deferred shares issued under the Non-Employee Directors' Share Plans                     135             96
Net change in assets and liabilities:
  Increase in interest receivable                                                                  (1,095)          (851)
  Decrease (increase) in other assets and goodwill                                                 11,306         (4,840)
  Increase (decrease) in accounts payable, accrued expenses and other liabilities                  10,353         (3,272)
                                                                                                ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          54,602         20,342
                                                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations                      (73,769)       (49,399)
Loan originations                                                                                (176,742)      (181,216)
Purchases of property and equipment                                                                  (394)          (291)
Net investment in restricted assets                                                               (29,211)        (8,312)
Principal payments received                                                                       219,706        219,872
Investments in partnerships                                                                       (42,140)       (86,352)
Return of capital invested in partnerships                                                         36,566          9,040
Termination of derivative financial instruments                                                   (10,809)            --
Proceeds from sales of investments                                                                 44,558         12,179
                                                                                                ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                             (32,235)       (84,479)
                                                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities                                                                 350,710        344,543
Repayment of credit facilities                                                                   (364,685)      (385,243)
Proceeds from short-term debt                                                                      27,250         32,547
Repayment of short-term debt                                                                      (35,525)       (28,992)
Proceeds from long-term debt                                                                           --          3,538
Repayment of long-term debt                                                                        (5,351)            --
Issuance of common shares                                                                          71,871         77,555
Redemption of preferred shares                                                                         --        (19,298)
Proceeds from stock options exercised                                                               1,122          2,255
Distributions on common shares                                                                    (24,181)       (20,976)
Distributions to preferred shareholders in a subsidiary company                                    (5,988)        (5,955)
                                                                                                ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                15,223            (26)
                                                                                                ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               37,590        (64,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   43,745         97,373
                                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  81,335      $  33,210
                                                                                                =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                   $  15,624      $  14,771
                                                                                                =========      =========
Income taxes paid                                                                               $     143      $     731
                                                                                                =========      =========

The accompanying notes are an integral part of these financial statements.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)




                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                               COMMON       TREASURY       UNEARNED    COMPREHENSIVE
                                                               SHARES        SHARES      COMPENSATION      INCOME           TOTAL
                                                               ------        ------      ------------      ------           -----
BALANCE, JANUARY 1, 2003                                      $471,946       $(857)         $(3,274)       $19,249        $487,064
     Net income                                                 45,047          --               --             --          45,047
     Unrealized gains on investments, net of
          reclassifications                                         --          --               --         (3,610)         (3,610)
     Distributions                                             (24,181)         --               --             --         (24,181)
     Purchase of treasury shares                                 1,758      (1,758)              --             --              --
     Options exercised                                           1,122          --               --             --           1,122
     Issuance of common shares                                  71,891          --               --             --          71,891
     Deferred shares issued under the
          Non-Employee Directors' Share Plans (Note 12)            115          --               --             --             115
     Deferred share grants (Note 12)                             1,000          --           (1,000)            --              --
     Forfeiture of deferred shares                                (452)         --              452             --              --
     Amortization of deferred compensation (Note 12)                --          --              883             --             883
     Tax benefit from exercise of options and
          vesting of deferred shares                               330          --               --             --             330
                                                              --------     --------         --------       -------        --------
BALANCE, JUNE 30, 2003                                        $568,576     $(2,615)         $(2,939)       $15,639        $578,661
                                                              ========     ========         ========       =======        ========




                                                               COMMON       TREASURY
SHARE ACTIVITY:                                                SHARES        SHARES
                                                               ------        ------
BALANCE, JANUARY 1, 2003                                      25,545,980     55,444
     Options exercised                                            61,125         --
     Purchase of treasury shares                                 (69,271)    69,271
     Issuance of common shares                                 3,220,822         --
     Issuance of common shares under
          employee share incentive plans (Note 12)                69,006         --
     Deferred shares issued under the
          Non-Employee Directors' Share Plans (Note 12)            4,751         --

                                                              ----------     -------
BALANCE, JUNE 30, 2003                                        28,832,413     124,715
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

                                                                    June 30, 2003
                                            ------------------------------------------------------------
                                              Face           Amortized       Unrealized           Fair
(000s)                                       Amount            Cost          Gain (Loss)         Value
                                             ------            ----          -----------         -----
Non-participating bonds                     $651,518         $632,417         $ (9,659)         $622,758
Participating bonds                           82,717           81,820            2,408            84,228
Subordinate non-participating bonds           19,003           17,664              (11)           17,653
Subordinate participating bonds               58,890           35,799           15,355            51,154
                                            --------         --------         --------          --------
Total                                       $812,128         $767,700         $  8,093          $775,793
                                            ========         ========         ========          ========

                                                                  December 31, 2002
                                            ------------------------------------------------------------
                                              Face           Amortized       Unrealized           Fair
(000s)                                       Amount            Cost          Gain (Loss)         Value
                                             ------            ----          -----------         -----
Non-participating bonds                     $651,737         $621,594         $ (4,692)         $616,902
Participating bonds                           82,852           81,956            1,893            83,849
Subordinate non-participating bonds           19,039           17,700              106            17,806
Subordinate participating bonds               58,890           35,799           15,989            51,788
                                            --------         --------         --------          --------
Total                                       $812,518         $757,049         $ 13,296          $770,345
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

(in thousands)                                JUNE 30, 2003       DECEMBER 31, 2002
--------------                                -------------       -----------------
Loan Type:
Construction loans                              $ 338,120             $ 300,266
Supplemental loans                                 81,330                80,459
Other taxable loans                                33,356                42,646
                                                ---------             ---------
                                                  452,806               423,371
Allowance for loan losses                          (1,409)               (1,072)
                                                ---------             ---------
TOTAL                                           $ 451,397             $ 422,299
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

(000s)                                                           June 30, 2003
                           ----------------------------------------------------------------------------------------
                                                                                        Fair Value (1)
                            Face          Amortized       Unrealized       ----------------------------------------
                           Amount            Cost        Gain (Loss)       Assets       Liabilities (2)       Net
                           ------            ----        -----------       ------       ---------------       ---
Total RITES(SM)(3)         $   334         $ 4,209         $ 7,547         $13,099         $(1,343)         $11,756
                           =======         =======         =======         =======         =======          =======

(000s)                                                        December 31, 2002
                           ----------------------------------------------------------------------------------------
                                                                                        Fair Value (1)
                            Face          Amortized       Unrealized       ----------------------------------------
                           Amount            Cost        Gain (Loss)       Assets       Liabilities (2)       Net
                           ------            ----        -----------       ------       ---------------       ---



Total RITES(SM)(3)         $   334         $ 3,639         $ 5,953         $11,039         $(1,447)         $ 9,592
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


      The Company purchased $13,000 of RITES(SM) for $0.8 million in the second quarter of 2003. The Company also collapsed a $5,000 RITES(SM) position and placed the related $27.3 million bond in the MBIA securitization program.

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

(000s)                                                        June 30, 2003               December 31, 2002
                                                              -------------               -----------------
Fair value of retained interests, net                            $11,756                       $ 9,592
Residual cash flows discount rate (annual rate)                 3.1% - 8.5%                  3.8% - 8.1%
Impact on fair value of 10% adverse change                      ($ 8,406)                     ($ 9,108)
Impact on fair value of 20% adverse change                      ($16,109)                     ($17,444)

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

                                                                  June 30, 2003                        December 31, 2002
                                                      -------------------------------------  --------------------------------------
(000s)                                                 Notional         Fair Value (2)       Notional           Fair Value (2)
                                                      Amount (1)   Assets    Liabilities(3)  Amount(1)     Assets    Liabilities(3)
                                                      ----------   ------    --------------  ---------     ------    --------------
Interest rate swap agreements                          $230,975   $  3,170     $(21,792)     $349,810     $ 18,762     $(49,359)
Put option agreements                                    97,314         --           --        98,539           --           --
                                                                  --------     --------                   --------     --------
Total investment in derivative financial instruments              $  3,170     $(21,792)                  $ 18,762     $(49,359)
                                                                  ========     ========                   ========     ========

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

(000s)                                    Total of Facilities      June 30, 2003  December 31, 2002
                                          -------------------      -------------  -----------------
Short-term notes payable                             N/A             $232,301         $126,410
Lines of credit - unaffiliated entities         $280,000               60,444          110,821
Lines of credit - affiliated entities           $240,000               29,869           89,053
Short-term debt                                      N/A              211,670          219,945
                                                                     --------         --------
Total short-term notes payable and debt                               534,284          546,229
                                                                     --------         --------

Long-term notes payable                              N/A              114,335          124,640
Long-term debt                                       N/A              142,006          147,357
                                                                     --------         --------
Total long-term notes payable and debt                                256,341          271,997
                                                                     --------         --------

Total notes payable and debt                                         $790,625         $818,226
                                                                     ========         ========

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

(in millions)                                                             JUNE 30, 2003
                                -------------------------------------------------------------------------------------------------
                                       MAXIMUM       CARRYING
           GUARANTEE            NOTE   EXPOSURE       AMOUNT                            SUPPORTING COLLATERAL
           ---------            ----   --------       ------                            ---------------------
Loss-Sharing Agreement with
      Fannie Mae and GNMA/HUD    (1)   $  168.5       $   --         $5.0 million Letter of Credit pledged
Bank Line of Credit Guarantees   (2)       87.0           --         Investments in partnerships and loans totaling $69.9 million
Tax Credit Related Guarantees    (3)       48.8          0.1         None
Other Financial/Payment
      Guarantees                 (4)      211.6          1.6         $3.8 million of tax-exempt bonds and cash
Put Options                      (5)      101.6           --         $43.3 million of loans and tax-exempt bonds
Letter of Credit Guarantees      (6)       32.9           --         $1.1 of tax-exempt bonds
Indemnification Contracts        (7)       14.4           --         None
                                       --------       ------
                                       $  664.8       $  1.7
                                       ========       ======



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

NOTE 9 - DISCONTINUED OPERATIONS

      In April 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. In June 2003, the Company sold the property for net proceeds of $38.1 million. The Company used the proceeds to terminate interest rate swaps (see Note 5 for further discussion) and to purchase third party P-Floats(SM). The P-Floats(SM) replaced the tax-exempt bond as collateral with Merrill Lynch. All activity related to this property has been classified as discontinued operations in the consolidated statements of income. The following table summarizes the components of discontinued operations.

                                     For the three months ended          For the six months ended
                                              June 30,                           June 30,
                                     --------------------------         --------------------------
(000s)                                 2003              2002             2003              2002
                                     --------          --------         --------          --------
Loss from operations of
      property                       $ (1,015)         $     --         $ (1,015)         $     --
Gain on disposal of property           26,763                --           26,763                --
                                     --------          --------         --------          --------
Discontinued operations              $ 25,748          $     --         $ 25,748          $     --
                                     ========          ========         ========          ========

The net assets of the property as of the date of sale were as follows:

(000s)                                                                   2003
                                                                       --------
Fixed assets, net                                                      $ 12,553
Other assets                                                                252
Other liabilities                                                          (446)
                                                                       --------
Net assets of discontinued operations                                  $ 12,359
                                                                       ========


NOTE 10 - EARNINGS PER SHARE

      The following table reconciles the numerators and denominators in the basic and diluted earnings per share ("EPS") calculations for common shares for the three and six months ended June 30, 2003 and 2002. The effect of all potentially dilutive securities was included in the calculation. The Company did not have any options to purchase common shares that were not included in the computations of diluted EPS at June 30, 2003 or 2002 due to the options' exercise prices being greater than the average price of the common shares for the period.

                                                      For the three months ended June 30, 2003
                                                     Income            Shares          Per Share
                                                   (Numerator)      (Denominator)        Amount
                                                   -----------      -------------        ------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EPS

Net income from continuing operations
  allocable to common shares                       $    5,354                          $     0.19
Discontinued operations                                25,748                                0.89
                                                   ----------                          ----------
Income allocable to common shares                  $   31,102        28,857,305        $     1.08
                                                   ==========                          ==========

EFFECT OF DILUTIVE SECURITIES

Options and deferred shares                                             355,757

Earnings contingency                                                         --
                                                                     ----------

DILUTED EPS

Net income from continuing operations
  allocable to common shares                       $    5,354                          $     0.18
Discontinued operations                                25,748                                0.88
                                                   ----------                          ----------
Income allocable to common shares
  plus assumed conversions                         $   31,102        29,213,062        $     1.06
                                                   ==========        ==========        ==========

                                                      For the three months ended June 30, 2002
                                                     Income            Shares          Per Share
                                                   (Numerator)      (Denominator)        Amount
                                                   -----------      -------------        ------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EPS

Net income from continuing operations
  allocable to common shares                       $    2,920                          $     0.12
Discontinued operations                                    --                                  --
                                                   ----------                          ----------
Income allocable to common shares                  $    2,920        25,252,124        $     0.12
                                                   ==========                          ==========

EFFECT OF DILUTIVE SECURITIES

Options and deferred shares                                             450,829

Earnings contingency                                                    132,855
                                                                     ----------

DILUTED EPS

Net income from continuing operations
  allocable to common shares                       $    2,920                          $     0.11
Discontinued operations                                    --                                  --
                                                   ----------                         ----------
Income allocable to common shares
  plus assumed conversions                         $    2,920        25,835,808        $     0.11
                                                   ==========        ==========        ==========


                                                       For the six months ended June 30, 2003
                                                     Income            Shares          Per Share
                                                   (Numerator)      (Denominator)        Amount
                                                   -----------      -------------        ------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EPS

Net income from continuing operations
  allocable to common shares                       $   19,299                          $     0.69
Discontinued operations                                25,748                                0.91
                                                   ----------                          ----------
Income allocable to common shares                  $   45,047        28,104,281        $     1.60
                                                   ==========                          ==========

EFFECT OF DILUTIVE SECURITIES

Options and deferred shares                                             347,199

Earnings contingency                                                         --
                                                                     ----------

DILUTED EPS

Net income from continuing operations
  allocable to common shares                       $   19,299                          $     0.68
Discontinued operations                                25,748                                0.90
                                                   ----------                          ----------
Income allocable to common shares
  plus assumed conversions                         $   45,047        28,451,480        $     1.58
                                                   ==========        ==========        ==========

                                                      For the six months ended June 30, 2002
                                                     Income            Shares          Per Share
                                                   (Numerator)      (Denominator)        Amount
                                                   -----------      -------------        ------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EPS

Net income from continuing operations
  allocable to common shares                       $   17,813                          $     0.73
Discontinued operations                                    --                                  --
                                                   ----------                         ----------
Income allocable to common shares                  $   17,813        24,423,091        $     0.73
                                                   ==========                          ==========

EFFECT OF DILUTIVE SECURITIES

Options and deferred shares                                             466,685

Earnings contingency                                                    132,855
                                                                     ----------

DILUTED EPS

Net income from continuing operations
  allocable to common shares                       $   17,813                          $     0.71
Discontinued operations                                    --                                  --
                                                   ----------                         ----------
Income allocable to common shares
  plus assumed conversions                         $   17,813        25,022,631        $     0.71
                                                   ==========        ==========        ==========


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

                                              For the three months ended June 30,           For the six months ended June 30,
                                              -----------------------------------           ---------------------------------
                                                   2003                  2002                  2003                  2002
                                                   ----                  ----                  ----                  ----
Risk-free interest rate                              3%                    4%                    3%                    4%
Dividend yield                                     7.1%                  6.7%                  7.0%                  6.7%
Volatility                                          14%                   11%                   14%                   11%
Expected option life                               7.5 years             7.5 years             7.5 years             7.5 years
Weighted average fair value of options        $   0.78              $   1.13              $   0.87              $   1.13

      The following table illustrates the effect on net income and earnings per share as if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Financial Accounting Standards No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure."

                                                       For the three months ended June 30,      For the six months ended June 30,
                                                       -----------------------------------      ---------------------------------
(000s)                                                       2003                2002                2003                2002
                                                       ---------------     ---------------     ---------------     ---------------
Net income allocated to common shares, as reported     $        31,102     $         2,920     $        45,047     $        17,813
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                               (23)                (34)                (32)                (34)
                                                       ---------------     ---------------     ---------------     ---------------
Net income allocated to common shares, pro forma       $        31,079     $         2,886     $        45,015     $        17,779
                                                       ===============     ===============     ===============     ===============

EARNINGS PER COMMON SHARE:
  Basic - as reported                                  $          1.08     $          0.12     $          1.60     $          0.73
                                                       ===============     ===============     ===============     ===============
  Basic - pro forma                                    $          1.08     $          0.11     $          1.60     $          0.73
                                                       ===============     ===============     ===============     ===============
  Diluted - as reported                                $          1.06     $          0.11     $          1.58     $          0.71
                                                       ===============     ===============     ===============     ===============
  Diluted - pro forma                                  $          1.06     $          0.11     $          1.58     $          0.71
                                                       ===============     ===============     ===============     ===============

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

                        MUNICIPAL MORTGAGE & EQUITY, LLC
     SEGMENT REPORTING FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                           (IN THOUSANDS) (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                            ------------------------------------------------------------
                                                                                                               TOTAL
                                                            INVESTING      OPERATING      ADJUSTMENTS       CONSOLIDATED
                                                            ---------      ---------      -----------       ------------
INCOME:
Interest income
  Interest on bonds and residual interests in
     bond securitizations                                    $13,687        $   242          $    --            $13,929
  Interest on loans                                              771          6,792               --              7,563
  Interest on short-term investments                           1,417             75           (1,160)(1)            332
                                                             -------        -------          -------            -------
     Total interest income                                    15,875          7,109           (1,160)            21,824
                                                             -------        -------          -------            -------

Fee income
  Syndication fees                                                --          1,825               --              1,825
  Origination fees                                                --          2,711             (492)(2)          2,219
  Loan servicing fees                                             --          1,838               --              1,838
  Asset management and advisory fees                              --          1,198               --              1,198
  Other income                                                 1,877          1,432               --              3,309
                                                             -------        -------          -------            -------
     Total fee income                                          1,877          9,004             (492)            10,389
                                                             -------        -------          -------            -------
Net gain (loss) on sales                                         759            694               --              1,453
                                                             -------        -------          -------            -------
TOTAL INCOME                                                  18,511         16,807           (1,652)            33,666
                                                             -------        -------          -------            -------

EXPENSES:
Interest expense                                               3,589          6,295           (1,160)(1)          8,724
Salaries and benefits                                            972          7,699               --              8,671
General and administrative                                       596          1,517               --              2,113
Professional fees                                                393            484               --                877
Amortization of mortgage servicing rights and other
  intangibles                                                     --            414               --                414
                                                             -------        -------          -------            -------
TOTAL EXPENSES                                                 5,550         16,409           (1,160)            20,799
                                                             -------        -------          -------            -------
Net holding gains (losses) on derivatives                     (2,449)            --               --             (2,449)
Impairments and valuation allowances related to
  investments                                                 (1,097)           (47)              --             (1,144)
Net gains (losses) from equity investments in
  partnerships                                                    --         (1,606)              --             (1,606)
                                                             -------        -------          -------            -------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED
  TO PREFERRED SHAREHOLDERS AND MINORITY INTERESTS
  IN SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS          9,415         (1,255)            (492)             7,668
Income tax expense (benefit)                                      --           (540)              --               (540)
                                                             -------        -------          -------            -------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS AND MINORITY INTERESTS IN
  SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS             9,415           (715)            (492)             8,208
Income allocable to preferred shareholders and minority
  interests in subsidiary companies                            2,994           (140)              --              2,854
                                                             -------        -------          -------            -------
NET INCOME FROM CONTINUING OPERATIONS                          6,421           (575)            (492)             5,354
Discontinued operations                                       25,748             --               --             25,748
                                                             -------        -------          -------            -------
NET INCOME (LOSS)                                            $32,169          $(575)           $(492)           $31,102
                                                             =======        =======          =======            =======


                                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                            ---------------------------------------------------------
                                                                                                                TOTAL
                                                             INVESTING      OPERATING      ADJUSTMENTS       CONSOLIDATED
                                                             ---------      ---------      -----------       ------------
INCOME:
Interest income
  Interest on bonds and residual interests in
     bond securitizations                                     $14,594        $   805          $    --            $15,399
  Interest on loans                                               832          7,762               --              8,594
  Interest on short-term investments                              194             50               --                244
                                                              -------        -------          -------            -------
     Total interest income                                     15,620          8,617               --             24,237
                                                              -------        -------          -------            -------

Fee income
  Syndication fees                                                 --          2,380               --              2,380
  Origination fees                                                 --          3,005           (1,500)(2)          1,505
  Loan servicing fees                                              --          1,660               --              1,660
  Asset management and advisory fees                               --          1,040               --              1,040
  Other income                                                    112          1,147               --              1,259
                                                              -------        -------          -------            -------
     Total fee income                                             112          9,232           (1,500)             7,844
                                                              -------        -------          -------            -------
Net gain (loss) on sales                                       (3,074)         3,777               --                703
                                                              -------        -------          -------            -------
TOTAL INCOME                                                   12,658         21,626           (1,500)            32,784
                                                              -------        -------          -------            -------

EXPENSES:
Interest expense                                                2,125          6,362               --              8,487
Salaries and benefits                                             511          5,419               --              5,930
General and administrative                                        341          1,356               --              1,697
Professional fees                                                 398          1,569               --              1,967
Amortization of mortgage servicing rights and other
  intangibles                                                      --            333               --                333
                                                              -------        -------          -------            -------
TOTAL EXPENSES                                                  3,375         15,039               --             18,414
                                                              -------        -------          -------            -------
Net holding gains (losses) on derivatives                      (7,721)            --               --             (7,721)
Impairments and valuation allowances related to
  investments                                                      --             --               --                 --
Net gains (losses) from equity investments in
  partnerships                                                     --             94               --                 94
                                                              -------        -------          -------            -------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED
  TO PREFERRED SHAREHOLDERS AND MINORITY INTERESTS
  IN SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS           1,562          6,681           (1,500)             6,743
Income tax expense (benefit)                                       --            828               --                828
                                                              -------        -------          -------            -------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS AND MINORITY INTERESTS IN
  SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS              1,562          5,853           (1,500)             5,915
Income allocable to preferred shareholders and minority
  interests in subsidiary companies                             2,995             --               --              2,995
                                                              -------        -------          -------            -------
NET INCOME FROM CONTINUING OPERATIONS                          (1,433)         5,853           (1,500)             2,920
Discontinued operations                                            --             --               --                 --
                                                              -------        -------          -------            -------
NET INCOME (LOSS)                                             $(1,433)        $5,853          $(1,500)           $ 2,920
                                                              =======        =======          =======            =======

Notes:
  (1) Adjustments represent intercompany interest and expense that are eliminated in consolidation.
  (2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

                        MUNICIPAL MORTGAGE & EQUITY, LLC
       SEGMENT REPORTING FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                           (IN THOUSANDS) (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                            ---------------------------------------------------------
                                                                                                            TOTAL
                                                            INVESTING      OPERATING      ADJUSTMENTS    CONSOLIDATED
                                                            ---------      ---------      -----------    ------------
INCOME:
Interest income
  Interest on bonds and residual interests in
     bond securitizations                                   $29,426        $   488        $    --        $29,914
  Interest on loans                                           1,600         15,466             --         17,066
  Interest on short-term investments                          2,615            136         (2,227)(1)        524
                                                            ---------      ---------      -----------    ------------
     Total interest income                                   33,641         16,090         (2,227)        47,504
                                                            ---------      ---------      -----------    ------------

Fee income
  Syndication fees                                               --          3,236             --          3,236
  Origination fees                                               --          3,870           (953)(2)      2,917
  Loan servicing fees                                            --          3,747             --          3,747
  Asset management and advisory fees                             --          2,274             --          2,274
  Other income                                                3,185          2,321             --          5,506
                                                            ---------      ---------      -----------    ------------
     Total fee income                                         3,185         15,448           (953)        17,680
                                                            ---------      ---------      -----------    ------------
Net gain (loss) on sales                                        759          1,972             --          2,731
                                                            ---------      ---------      -----------    ------------
TOTAL INCOME                                                 37,585         33,510         (3,180)        67,915
                                                            ---------      ---------      -----------    ------------

EXPENSES:
Interest expense                                              7,081         14,238         (2,227)(1)     19,092
Salaries and benefits                                         1,446         13,191             --         14,637
General and administrative                                    1,148          2,790             --          3,938
Professional fees                                               937            929             --          1,866
Amortization of mortgage servicing rights and other
  intangibles                                                    --            803             --            803
                                                            ---------      ---------      -----------    ------------
TOTAL EXPENSES                                               10,612         31,951         (2,227)        40,336
                                                            ---------      ---------      -----------    ------------
Net holding gains (losses) on derivatives                       424             --             --            424
Impairments and valuation allowances related to
  investments                                                (1,097)           (47)            --         (1,144)
Net gains (losses) from equity investments in
  partnerships                                                   --         (2,353)            --         (2,353)
                                                            ---------      ---------      -----------    ------------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED
  TO PREFERRED SHAREHOLDERS AND MINORITY INTERESTS
  IN SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS        26,300           (841)          (953)        24,506
Income tax expense (benefit)                                     --           (472)            --           (472)
                                                            ---------      ---------      -----------    ------------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS AND MINORITY INTERESTS IN
  SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS           26,300           (369)          (953)        24,978
Income allocable to preferred shareholders and minority
  interests in subsidiary companies                           5,989           (310)            --          5,679
                                                            ---------      ---------      -----------    ------------
NET INCOME FROM CONTINUING OPERATIONS                        20,311            (59)          (953)        19,299
Discontinued operations                                      25,748             --             --         25,748
                                                            ---------      ---------      -----------    ------------
NET INCOME (LOSS)                                           $46,059            (59)          (953)       $45,047
                                                            =========      =========      ===========    ============


                                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                            ---------------------------------------------------------
                                                                                                            TOTAL
                                                            INVESTING      OPERATING      ADJUSTMENTS    CONSOLIDATED
                                                            ---------      ---------      -----------    ------------
INCOME:
Interest income
  Interest on bonds and residual interests in
     bond securitizations                                   $28,702        $ 1,859             --        $30,561
  Interest on loans                                           1,680         15,344             --         17,024
  Interest on short-term investments                            635             96             --            731
                                                            ---------      ---------      -----------    ------------
     Total interest income                                   31,017         17,299             --         48,316
                                                            ---------      ---------      -----------    ------------

Fee income
  Syndication fees                                               --          3,998             --          3,998
  Origination fees                                               --          4,513         (1,919)(2)      2,594
  Loan servicing fees                                            --          3,568             --          3,568
  Asset management and advisory fees                             --          1,907             --          1,907
  Other income                                                  469          1,935             --          2,404
                                                            ---------      ---------      -----------    ------------
     Total fee income                                           469          15,921        (1,919)        14,471
                                                            ---------      ---------      -----------    ------------
Net gain (loss) on sales                                     (2,118)          4,987            --          2,869
                                                            ---------      ---------      -----------    ------------
TOTAL INCOME                                                 29,368          38,207        (1,919)        65,656
                                                            ---------      ---------      -----------    ------------

EXPENSES:
Interest expense                                              4,514          12,945            --         17,459
Salaries and benefits                                         1,618           9,139            --         10,757
General and administrative                                      754           2,669            --          3,423
Professional fees                                               375           2,229            --          2,604
Amortization of mortgage servicing rights and other
  intangibles                                                    --             651            --            651
                                                            ---------      ---------      -----------    ------------
TOTAL EXPENSES                                                7,261          27,633            --         34,894
                                                            ---------      ---------      -----------    ------------
Net holding gains (losses) on derivatives                    (4,609)             --            --         (4,609)
Impairments and valuation allowances related to
  investments                                                  (110)             --            --           (110)
Net gains (losses) from equity investments in
  partnerships                                                   --            (229)           --           (229)
                                                            ---------      ---------      -----------    ------------
NET INCOME BEFORE INCOME TAXES, INCOME ALLOCATED
  TO PREFERRED SHAREHOLDERS AND MINORITY INTERESTS
  IN SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS        17,388          10,345        (1,919)        25,814
Income tax expense (benefit)                                     --           1,859            --          1,859
                                                            ---------      ---------      -----------    ------------
NET INCOME BEFORE INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS AND MINORITY INTERESTS IN
  SUBSIDIARY COMPANIES AND DISCONTINUED OPERATIONS           17,388           8,486        (1,919)        23,955
Income allocable to preferred shareholders and minority
  interests in subsidiary companies                           5,989              --            --          5,989
                                                            ---------      ---------      -----------    ------------
NET INCOME FROM CONTINUING OPERATIONS                        11,399           8,486        (1,919)        17,966
Discontinued operations                                          --              --            --             --
                                                            ---------      ---------      -----------    ------------
NET INCOME (LOSS)                                           $11,399         $ 8,486       $(1,919)       $17,966
                                                            =========      =========      ===========    ============

Notes:
  (1) Adjustments represent intercompany interest and expense that are eliminated in consolidation.
  (2) Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

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

                                           For the three months ended June 30,       For the six months ended June 30,
                                           -----------------------------------       ---------------------------------
                                               2003                    2002             2003                  2002
                                           ------------              ---------       ------------         ------------
CAD available to common shares (000s)      $     15,121              $  12,385       $     29,537         $     24,198
CAD per common share (1)                           0.52                   0.49               1.02                 0.96
Dividend per common share                        0.4475                 0.4375             0.8925               0.8725
Payout ratio                                       85.3%                  89.4%              87.3%                91.1%

(1) CAD per common share is calculated based on the number of shares outstanding at the end of each fiscal quarter.

         The following table reconciles the Company's GAAP net income to CAD for the three and six months ended June 30, 2003 and 2002.

                                                                   FOR THE THREE                  FOR THE SIX
                                                                    MONTHS ENDED                  MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                               -----------------------       -----------------------
                                                                 2003           2002           2003           2002
                                                               --------       --------       --------       --------
NET INCOME ALLOCATED TO COMMON SHARES - GAAP BASIS             $ 31,102       $  2,920       $ 45,047       $ 17,813
                                                               ========       ========       ========       ========

Conversion to Cash Available for Distribution:
  (1) Mark to market adjustments                               $  2,449       $  7,721       $   (424)      $  4,609
  (2) Equity investments                                          3,181             79          5,591            519
  (3) Net gain on sales                                         (10,486)          (601)       (10,813)        (2,727)
  (3) Amortization of capitalized mortgage servicing fees           414            333            766            651
  (4) Origination fees and other income, net                      1,335          1,450          1,616          2,123
  (5) Valuation allowances and other-than-temporary
      impairments                                                 1,097             --          1,097            110
  (6) Deferred tax expense                                          984            483          1,612          1,100
  (7) Discontinued operations                                   (25,748)            --        (25,748)            --
  (7) Interest income                                            10,793             --         10,793             --
                                                               --------       --------       --------       --------
CASH AVAILABLE FOR DISTRIBUTION (CAD)                          $ 15,121       $ 12,385       $ 29,537       $ 24,198
                                                               ========       ========       ========       ========


NOTES
-----

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

RESULTS OF OPERATIONS AND CRITICAL ACCOUNTING ESTIMATES

Net Interest Income

                                           For the three months ended June 30,            For the six months ended June 30,
                                        -----------------------------------------     -----------------------------------------
(000s)                                    2003         %         2002         %         2003         %        2002          %
                                        --------     -----     --------     -----     --------     -----     --------     -----
Interest on bonds and residual
interests in bond securitizations       $ 13,929     106.3%    $ 15,399      97.8%    $ 29,914     105.3%    $ 30,561      99.0%
Interest on loans                          7,563      57.7%       8,594      54.6%      17,066      60.1%      17,024      55.2%
Interest on short-term investments           332       2.5%         244       1.5%         524       1.8%         731       2.4%
                                        --------               --------               --------               --------
Total interest income                     21,824                 24,237                 47,504                 48,316
Interest expense                          (8,724)    -66.5%      (8,487)    -53.9%     (19,092)    -67.2%     (17,459)    -56.6%
                                        --------     -----     --------     -----     --------     -----     --------     -----
Net interest income                     $ 13,100     100.0%    $ 15,750     100.0%    $ 28,412     100.0%    $ 30,857     100.0%
                                        ========     =====     ========     =====     ========     =====     ========     =====

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

Fee Income

                                       For the three months ended June 30,               For the six months ended June 30,
                                   ------------------------------------------       -------------------------------------------
(000s)                               2003         %          2002        %           2003          %          2002          %
                                   -------      -----       ------      -----       -------      -----       -------      -----
Syndication fees                   $ 1,825       17.6%      $2,380       30.3%      $ 3,236       18.3%      $ 3,998       27.6%
Origination fees                     2,219       21.4%       1,505       19.2%        2,917       16.5%        2,594       17.9%
Loan servicing fees                  1,838       17.7%       1,660       21.2%        3,747       21.2%        3,568       24.7%
Asset management and advisory        1,198       11.5%       1,040       13.2%        2,274       12.9%        1,907       13.2%
fees
Other income                         3,309       31.8%       1,259       16.1%        5,506       31.1%        2,404       16.6%
                                   -------      -----       ------      -----       -------      -----       -------      -----
Total fee income                   $10,389      100.0%      $7,844      100.0%      $17,680      100.0%      $14,471      100.0%
                                   =======      =====       ======      =====       =======      =====       =======      =====

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

Net Gain on Sales


                                            For the three months ended June 30,            For the six months ended June 30,
                                         ---------------------------------------       -----------------------------------------
(000s)                                    2003         %         2002        %          2003         %          2002         %
                                         ------      -----       ----      -----       ------      -----       ------      -----
Gain recorded for capitalized
mortgage servicing rights                $  197       13.6%      $561       79.8%      $  601       22.0%      $1,731       60.3%
Sales and payoffs of investments            336       23.1%       142       20.2%       1,112       40.7%       1,138       39.7%
Swap terminations                           742       51.1%        --         --          742       27.2%          --         --
Sale of investments in partnerships         178       12.2%        --         --          276       10.1%          --         --
                                         ------      -----       ----      -----       ------      -----       ------      -----
Total net gain on sales                  $1,453      100.0%      $703      100.0%      $2,731      100.0%      $2,869      100.0%
                                         ======      =====       ====      =====       ======      =====       ======      =====

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

Operating Expenses and Amortization

                                         For the three months ended June 30,        For the six months ended June 30,
                                        ------------------------------------     ----------------------------------------
(000s)                                    2003       %        2002       %        2003         %         2002         %
                                        -------    -----     ------    -----     -------     -----      -------     -----
Salaries and benefits                   $ 8,671     71.8%    $5,930     59.7%    $14,637      68.9%     $10,757      61.7%
General and administrative                2,113     17.5%     1,697     17.1%      3,938      18.5%       3,423      19.6%
Professional fees                           877      7.3%     1,967     19.8%      1,866       8.8%       2,604      14.9%
Amortization of mortgage servicing
rights and other intangibles                414      3.4%       333      3.4%        803       3.8%         651       3.8%
                                        -------    -----     ------    -----     -------     -----      -------     -----
                                        $12,075    100.0%    $9,927    100.0%    $21,244     100.0%     $17,435     100.0%
                                        =======    =====     ======    =====     =======     =====      =======     =====

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


DATE: December 11, 2003          MUNICIPAL MORTGAGE & EQUITY, LLC

                                 By:   /s/ Mark K. Joseph
                                       ------------------
                                       Name:  Mark K. Joseph
                                       Title: Chairman of the Board and
                                              Chief Executive Officer

DATE: December 11, 2003          By:   /s/ Mark K. Joseph
                                       ------------------
                                       Name:  Mark K. Joseph
                                       Title: Chairman of the Board, Chief
                                              Executive Officer (Principal
                                              Executive Officer) and Director

DATE: December 11, 2003          By:   /s/ William S. Harrison
                                       -----------------------
                                       Name:  William S. Harrison
                                       Title: Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                                  EXHIBIT INDEX


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