Form 10-K
period 2003-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2004-03-12
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 001-11981

Municipal Mortgage & Equity, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1449733
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

621 East Pratt Street, Suite 300 Baltimore, Maryland (Address of Principal Executive Offices)	21202-3140 (Zip Code)

Registrant’s telephone number, including area code:

(443) 263-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares	New York Stock Exchange, Inc.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the common shares, no par value per share (“common shares”) of the registrant, held by non-affiliates of the registrant was approximately $681,879,587, based upon the closing price of $25.38 on the New York Stock Exchange composite tape on the last business day of the Company’s most recently completed second fiscal quarter.

      As of March 2, 2004, there were 32,621,422 common shares outstanding.

      Portions of the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements, which involve certain risks and uncertainties. Assumptions contained in various portions of this Annual Report on Form 10-K involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Municipal Mortgage & Equity, LLC (“MuniMae” and together with its subsidiaries, the “Company”). Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

MUNICIPAL MORTGAGE & EQUITY, LLC

INDEX TO FORM 10-K

Page

Part I

Item 1. Business	1

Item 2. Properties	3

Item 3. Legal Proceedings	3

Item 4. Submission of Matters to a Vote of Security Holders	4

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

Item 6. Selected Financial Data	7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	45

Item 8. Financial Statements and Supplementary Data	50

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	51

Item 9A. Controls and Procedures	51

Part III

Item 10. Directors and Executive Officers of the Registrant	52

Item 11. Executive Compensation	52

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52

Item 13. Certain Relationships and Related Transactions	52

Item 14. Principal Accountant Fees and Services	52

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	53
Ex-3.2 Amended and Restated Bylaws
Ex-10.3 Employment Agreement - Mark K. Joseph
Ex-10.4 Employment Agreement - Michael L Falcone
Ex-10.5 Employment Agreement - Earl W. Cole
Ex-10.6 Employment Agreement - Keith J. Gloeckl
Ex-10.7 Employment Agreement - Robert W. McLewee
Ex-10.8 Employment Agreement - Gary A. Mentesana
Ex-10.9 Employment Agreement - Jenny Netzer
Ex-10.10 Employment Agreement -Charles M. Pinckney
Ex-11.1 Statement of Computation of Earnings/Share
Ex-21.1 List of Subsidiaries
Ex-23 Consent of PricewaterhouseCoopers LLP
Ex-31.1 Certification of Chief Executive Officer
Ex-31.2 Certification of Chief Financial Officer
Ex-32.1 Certification of Chief Executive Officer
Ex-32.2 Certification of Chief Financial Officer

PART I

Item 1. Business.

      Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts (“CDD bonds”) to finance the development of community infrastructure supporting single-family housing or commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes.

      The Company is also a tax credit syndicator and a mortgage banker. As a syndicator, the Company acquires and sells to investors interests in partnerships that receive low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit funds and for managing the low-income housing tax credit funds it has syndicated. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

      MuniMae was organized in 1996 as a Delaware limited liability company. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for Federal income tax purposes, MuniMae is not itself subject to Federal and, in most cases, state and local income taxes. Instead, each shareholder must include his or her distributive share of MuniMae’s income, deductions and credits on the shareholder’s income tax return. Most of the Company’s mortgage banking and tax credit syndication activities are conducted through subsidiaries classified as corporations for Federal income tax purposes, which do not have the pass-through income features of a partnership.

      The Company posts all reports filed with the Securities and Exchange Commission (“SEC”) on its website at http://www.mmafin.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are filed with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@mmafin.com and 888-788-3863.

      Since the second quarter of 2002, the Company has had only common shares outstanding. For a description of other securities of the Company that were outstanding prior to then, see Part II, Item 5 below.

      In 1999, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”). TE Bond Sub sold Series A, Series B and Series A-1 and Series B-1 Cumulative Preferred Shares (collectively, the “TE Bond Sub Preferred Shares”) to institutional investors in May 1999, June 2000 and October 2001, respectively. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the

Company, which holds all of the common equity interests. As a result, the assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The Company’s common equity interest in TE Bond Sub was $267.0 million and $271.4 million at December 31, 2003 and 2002, respectively. The common equity interest in TE Bond Sub held by MuniMae is subject to the claims of the creditors of MuniMae and in certain circumstances could be foreclosed.

      The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub. The Series A-1 Shares are equal in priority of payment to the Series A Preferred Shares. The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub after payment of distributions to the Series A and Series A-1 Preferred Shares. The Series B-1 Preferred Shares are equal in priority of payment to the Series B Preferred Shares. Cash distributions on the TE Bond Sub Preferred Shares are paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions.

Acquisition of Housing and Community Investing Business of Lend Lease Corporation Limited

      On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Corporation Limited for $102 million in cash ($105.3 million including acquisition costs). The acquisition was financed by a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. HCI is a syndicator of low-income housing tax credit equity investments. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company, and the Company’s results for 2003 reflect six months of activity from TC Corp. In connection with this acquisition, the Company’s operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

Competition

      In seeking out attractive multifamily and other housing-related investment opportunities, the Company competes directly against a large number of lenders — including banks, finance companies and other financial intermediaries — and providers of related services such as portfolio loan servicing. Certain of the Company’s competitors have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

      In addition, in seeking permanent financing for their developments, the Company’s customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner’s use of the property. As a result, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. In particular, the differential in interest expense between tax-exempt and taxable financing alternatives tends to be lower in a low interest rate environment, which may make the Company’s tax-exempt multifamily housing bond financings less attractive to developers than taxable alternatives. While our strategic emphasis will remain on tax-exempt financing, absent a major change in the tax code, the Company expects to continue to expand and diversify its other lines of business.

Business Segments

      The Company has two reportable business segments: (1) an operating segment consisting of subsidiaries taxable as corporations that primarily generate taxable fee income by providing tax credit equity syndication, loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income.

      The revenues associated with the investing segment consist primarily of interest earned on tax-exempt bonds, residual interests in bond securitizations, taxable loans and derivative financial instruments. The revenues associated with the operating segment consist primarily of syndication fees, asset management and advisory fees, loan servicing fees and loan origination fees. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company’s reportable segments primarily generate different income streams and are managed separately.

      For the years ended December 31, 2003 and 2002, the Company’s total income, net income and identifiable assets have been distributed among the following segments:

	For the year ended December 31,

	2003				2002

	Investing	Operating	Adjustments(1)	Total	Investing	Operating	Adjustments(1)	Total
(in thousands)
Total income	$87,170	$99,997	$(15,200)	$171,967	$66,949	$71,394	$(4,715)	$133,628
Net income	75,659	57	(3,221)	72,495	23,402	8,642	(3,095)	28,949
Identifiable assets	1,407,131	842,488	—	2,249,619	1,004,716	548,202	—	1,552,918

(1)	Represents origination fees on purchased investments that are deferred and amortized into income over the life of the investment and intercompany interest and expense that are eliminated in consolidation.

Employees

      As of March 5, 2004, the Company had 371 employees. The Company is not a party to any collective bargaining agreement.

Item 2. Properties.

      The Company leases office space as follows:

Baltimore, Maryland. In October 2003, the Company relocated its corporate offices in Baltimore. The new office space contains 21,283 square feet with a four year option to expand into an additional 5,500 square feet of contiguous space. This lease expires in January 2014.

Clearwater, Florida. In January 2001, the Company negotiated a new lease in Clearwater. The office space contains 36,004 square feet and the lease expires in December 2005.

Boston, Massachusetts. In July 2003, the Company assumed a lease for 36,982 square feet of office space for its newly acquired tax credit syndication business. This lease expires July 2007.

      The Company also leases office space for its regional offices in Chicago, Illinois, Dallas, Texas, Detroit, Michigan, Washington D.C., Atlanta, Georgia, Providence, Rhode Island and San Francisco, California. The Company believes its facilities are suitable for its requirements and are adequate for its current and contemplated future operations.

Item 3. Legal Proceedings.

      The Company is subject to various pending and threatened legal actions arising in the ordinary course of business from the conduct of its activities. An informed assessment of the ultimate outcome or potential liability associated with the Company’s pending lawsuits and other potential claims that could arise is not feasible at this time.

      Due to the uncertainties of litigation, the Company can give no assurance that it will prevail on all claims made against it in the lawsuits that it currently faces or that additional proceedings will not be brought. While the Company believes that it has substantive defenses in the actions and claims described above and intends to defend those actions and claims vigorously, the Company cannot predict the ultimate outcome or the potential future impact. The Company does not presently expect any of these matters to have a material adverse effect on its financial condition or results of operations, but can give no assurance that they will not have such an effect.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of the Company’s shareholders during the three months ended December 31, 2003.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth the high and low sale prices per share of the common shares as reported by the New York Stock Exchange for each calendar quarter in 2003 and 2002 and the distributions declared with respect to such shares allocable to such period.

	Common Stock
	Market Price
			Distributions
	High	Low	Declared

2003:
Fourth Quarter	$24.94	$23.60	$0.4525
Third Quarter	26.05	23.25	0.4500
Second Quarter	26.25	23.53	0.4475
First Quarter	25.99	22.90	0.4450
2002:
Fourth Quarter	$25.69	$21.75	$0.4425
Third Quarter	26.35	22.11	0.4400
Second Quarter	26.16	24.03	0.4375
First Quarter	26.40	22.95	0.4350

      As of March 2, 2004, there were approximately 2,785 holders of record of common shares.

      It is the Company’s policy to pay distributions to its holders of common shares quarterly in February, May, August and November.

Description of Shares

      Since March 2002, the common shares have been the Company’s only outstanding shares. The common shares have no par value. At December 31, 2003, 35,926,099 common shares were authorized. The holders of the common shares are entitled to distributions as and when declared by the Board of Directors out of funds legally available for that purpose. As of December 31, 2003, it is the Company’s policy to distribute to the holders of the common shares at least 80% of its annual cash available for distribution.

      The common shares are not redeemable (except pursuant to certain anti-takeover provisions), and upon liquidation share ratably in any assets remaining after payment of creditors. The holders of the common shares voting as a single class have the right to elect the directors of the Company and have voting rights with respect to a merger or consolidation of the Company (in which it is not the surviving entity) or the sale of substantially all of its assets, the removal of a director, the dissolution of the Company, and certain anti-takeover provisions. Each common share entitles its holder to cast one vote on each matter presented for shareholder vote.

      Prior to March 2002, the Company had four types of shares: preferred shares, preferred capital distribution shares (“preferred cd shares”), term growth shares and common shares. The Company’s preferred shares, preferred cd shares, term growth shares and common shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of the Company’s Operating Agreement. The Company was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in the Company’s Operating Agreement. The Company was required to distribute 2.0% of the net cash flow to the holders of term growth shares. The balance of the Company’s cash flow was available for distribution to common shares.

      The Company’s Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal.

      Between December 2000 and January 2002, all of the bonds attributable to preferred shares and preferred cd shares were either paid off, sold and/or reached par value. As a result, in March 2002, the Company redeemed the last outstanding preferred shares and preferred cd shares. The Operating Agreement also required that the term growth shares be redeemed after the last preferred share was redeemed. As a result, the term growth shares, which had no residual value, were also redeemed in 2002.

      The preferred shares and the preferred cd shares were not listed on any national security exchanges and there was no established public trading market for these shares.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information regarding the Company’s securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights	first column)

Equity compensation plans approved by security holders:
Non-employee director’s share plans	180,000	$22.00 (2)	15,809
Employee share incentive plans	916,873 (3)	$18.16 (2)	842,025
Equity compensation plans not approved by security holders	—		—

Total	1,096,873		857,834

(1)	Does not include any deferred shares, which have already vested, as such shares are already reflected in the Company’s common shares outstanding.

(2)	Represents the weighted average exercise price of the outstanding stock options.

(3)	Includes 204,184 unvested deferred shares and 712,689 stock options.

Item 6. Selected Financial Data.

      The following selected financial data have been summarized or derived from our audited financial statements. Additional financial information is set forth in the audited consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data.”

	As of and for the year ended December 31,

	2003(6)		2002	2001		2000	1999

INCOME STATEMENT DATA (000s):
Interest income	$98,256		$96,073	$89,864		$79,225	$43,826
Fee income	63,418		28,997	28,956		19,308	7,040
Net gain on sales	10,293		8,558	8,222		2,319	2,680

Total income	171,967		133,628	127,042		100,852	53,546
Interest expense	43,508		36,596	30,696		31,152	6,665
Interest expense on preferred shares(1)	6,188		—	—		—	—
Operating expenses	58,087		34,658	33,409		24,249	9,815
Amortization of intangibles	6,525		1,314	2,509		1,887	297

Total expenses	114,308		72,568	66,614		57,288	16,777
Net holding gain (losses) on derivatives	6,322		(14,863)	(5,572)		—	—
Impairments and valuation allowances related to investments	(6,983)		(730)	(3,256)		(1,508)	(1,120)
Net losses from equity investments in partnerships	(3,173)		(3,057)	(1,279)		—	—
Income tax (benefit) expense	(138)		(1,484)	(1,383)		(2,006)	(703)
Income allocable to preferred shareholders in a subsidiary company	(5,988)		(11,977)	(10,779)		(8,475)	(3,433)
Discontinued operations	25,748	(5)	—	—		—	—
Cumulative effect of a change in accounting principle	(1,228	)(2)	—	(12,277	)(3)	—	—

Net income	$72,495		$28,949	$25,882		$31,575	$31,513

Net income available to common shareholders	$72,495		$28,796	$23,847		$29,076	$28,796

NET INCOME PER SHARE:
Common shares (diluted earnings per share before discontinued operations and cumulative effect of accounting change)	$1.61		$1.13	$1.66		$1.62	$1.67
Common shares (diluted earnings per share)	$2.44		$1.13	$1.09		$1.62	$1.67

	As of and for the year ended December 31,

	2003(6)	2002	2001	2000	1999

BALANCE SHEET DATA (000s):
Investment in tax-exempt bonds, net	$1,043,973	$770,345	$616,460	$500,190	$391,544
Loans receivable, net	552,376	461,448	440,031	349,291	286,489
Investments in partnerships	282,492	99,966	5,393	—	—
Residual interests in bond securitizations	—	11,039	13,295	—	—
Investment in derivative financial instruments	2,563	18,762	2,912	—	—
Total assets	2,249,619	1,552,918	1,289,276	987,882	801,746
Notes payable	646,096	450,924	420,063	329,159	261,956
Short-term debt	371,881	219,945	78,560	41,290	—
Long-term debt	190,090	147,357	134,881	70,899	67,000
Preferred shares subject to mandatory redemption(1)	168,000	—	—	—	—
Tax credit syndication guarantee liability	151,326	—	—	—	—
Investment in derivative financial instruments	15,287	49,359	18,646	—	—
Preferred shareholders’ equity in a subsidiary company(1)	—	160,465	160,645	137,664	80,159
Total shareholders’ equity	641,835	487,064	436,708	364,783	363,611

CASH DISTRIBUTIONS PER SHARE:
Common shares:
For the year ended December 31, paid quarterly(4)	$1.7950	$1.7550	$1.7150	$1.6725	$1.6075

(1)	As a result of the adoption of FAS 150, the Company has reclassified the liquidation preference value of its preferred shareholders’ equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the redemption dates of the preferred shares. Amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.

(2)	As a result of the adoption of FIN 46, the Company determined its residual interests in bond securitizations represented an equity interests in a variable interest entity (“VIE”), and the Company was the primary beneficiary of the VIE and, therefore, needed to consolidate the securitization trusts. The cumulative effect of adopting FIN 46 was a decrease to net income of approximately $1.2 million as of December 31, 2003.

(3)	The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swaps, put option contracts and total return swaps. FAS 133 requires the Company’s investment in derivative financial instruments be recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings. As of January 1, 2001, the Company’s put option contracts were recorded on the balance sheet with a fair value of zero and the Company’s interest rate swaps and total return swaps were reclassified to trading securities and those with a negative balance were reflected as liabilities on the balance sheet. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001.

(4)	This amount represents total dividends declared for the year.

(5)	During 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $38.1 million, which resulted in a $26.8 million gain. The $26.8 million gain and $1.0 million of losses from operations of the property were classified as discontinued operations in the consolidated statements of income.

(6)	The 2003 column includes six months of income and expense from HCI, which was acquired July 1, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Business

      The Company provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including: equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts (“CDD bonds”) to finance the development of community infrastructure supporting single-family housing or commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. Interest income derived from the majority of these bond investments is exempt income for Federal income tax purposes.

      The Company is also a tax credit syndicator and a mortgage banker. As a syndicator, the Company acquires and sells to investors interests in partnerships that receive low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit funds and for managing the low-income housing tax credit funds it has syndicated. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

      Over the past several years, as the Company has successfully diversified into lines of business generating taxable fee income, the composition of the Company’s revenue has changed, as shown in the table below:

	For the year ended December 31

	2003	%	2002	%	2001	%
(in thousands)
Interest on bonds and residual interests in bond securitizations	$61,413	35.6%	$59,923	44.9%	$53,443	42.1%
Interest on loans	35,706	20.8%	34,895	26.1%	33,340	26.2%
Interest on short-term investments	1,137	0.7%	1,255	0.9%	3,081	2.4%

Total interest income	98,256	57.1%	96,073	71.9%	89,864	70.7%
Total fee income	63,418	36.9%	28,997	21.7%	28,956	22.8%
Net gain on sales	10,293	6.0%	8,558	6.4%	8,222	6.5%

Total income	$171,967	100.0%	$133,628	100.0%	$127,042	100.0%

      While the Company expects continued growth in taxable fee income and taxable interest on loans in 2004, tax-exempt interest on bonds and residual interests in bond securitizations is expected to continue to account for the majority of the Company’s cash flow and distributions to shareholders, because of the higher expense levels associated with the fee-driven businesses.

      MuniMae was organized in 1996 as a Delaware limited liability company. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for Federal income tax purposes, MuniMae is not itself subject to Federal and, in most cases, state and local income taxes. Instead, each shareholder must include his or her distributive share of MuniMae’s income, deductions and credits on the shareholder’s income tax return. Most of the Company’s mortgage banking and tax credit syndication activities are conducted through subsidiaries classified as corporations for Federal income tax purposes, which do not have the pass-through income features of a partnership.

      The Company posts all reports filed with the Securities and Exchange Commission (“SEC”) on its website at http://www.mmafin.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@mmafin.com and 888-788-3863.

Acquisition of Housing and Community Investing Business of Lend Lease Corporation Limited

      On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Corporation Limited for $102 million in cash ($105.3 million including acquisition costs). The acquisition was financed by a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. HCI is a syndicator of low-income housing tax credit equity investments. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company, and the Company’s results for 2003 reflect six months of activity from TC Corp. In connection with this acquisition, the Company’s operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

      The Company originates investments in tax-exempt bonds and taxable loans made primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties.

      The Company invests in other housing-related securities, including tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.

      The Company’s sources of capital to fund these lending activities include proceeds from equity offerings, securitizations, notes and warehousing facilities with various pension funds and commercial banks, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period, respectively.

      The Company’s strategy includes the maintenance and expansion of a diversified portfolio of tax-exempt bonds and related investments, thereby increasing the interest income earned by the Company. The Company’s business plan includes originating $800 million to $875 million in tax-exempt bonds and related investments in 2004. This range includes $322 million to $350 million of construction bond production and $478 million to $525 million of permanent bond production. Although these construction and permanent bond production totals relate to the same bonds, the Company counts them as separate bonds for consistency with market practice for tracking of taxable lending, where construction and permanent loans are legally distinct loans. For the years ended December 31, 2003, 2002 and 2001, the Company structured $408.1 million, $300.1 million and $468.4 million, respectively, in tax-exempt bond transactions.

Syndication of Low-income Housing Tax Credits

      The Company acquires and sells to investors interests in partnerships that provide low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated.

      The Company significantly grew its syndication business in 2003 through the acquisition of HCI discussed above. The Company syndicated equity investments totaling $555.1 million, $152.4 million and $114.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s 2004 business plan includes syndicating $750 million to $825 million of low-income housing tax credits.

Mortgage Banking Activities

      The Company engages in a variety of mortgage banking activities. These activities include the origination, investment in and servicing of investments in multifamily housing and other real estate financings, both for its own account and on behalf of third parties.

      The Company’s mortgage banking activities are generally conducted through Midland Financial Holdings, Inc. (together with its subsidiaries, “MFH”), a wholly owned subsidiary of the Company, which the Company acquired in 1999 for a total purchase price of $45.0 million ($46.0 million including acquisition costs). Of this amount, the Company paid approximately $23.0 million in cash, $12.0 million in common shares at the closing of the transaction and $10.0 million in additional common shares paid in three equal annual installments, the last of which was paid in December 2002. The acquisition has been accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired, which totaled $7.7 million. The results of operations of MFH are included in the consolidated financial statements of the Company.

      The Company originates equity financing and taxable construction, permanent and supplemental loans to the multifamily housing industry. Supplemental loans include:

•	Pre-development loans, which are project-specific short-term loans for qualifying, early stage pre-development expenditures and are structured to be repaid by the first installments of equity or construction financing; and
•	Term loans, lines of credit and workout loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Term loans, lines of credit and workout loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.

      Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, an assignment of syndication proceeds, an assignment and pledge of developer fees, an assignment and pledge of cash flows from properties, corporate guarantees and personal guarantees.

      The Company’s sources of capital to fund its mortgage banking activities include (1) warehousing facilities and short-term lines of credit with commercial banks and finance companies, (2) debt and equity financings, either through the Midland Affordable Housing Group Trust (the “Group Trust”) or the Midland Multifamily Equity REIT (“MMER”) and (3) working capital. The Company earns income from the difference between the interest charged on its loans and the interest due under its notes payable and other funding sources. The Company also earns (1) origination fees, (2) loan servicing fees, or in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.

      A subsidiary of MFH is a Federal National Mortgage Association (“Fannie Mae”) Delegated Underwriter and Servicer (“DUS”). A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for sale to Fannie Mae when or shortly after the loans are converted to permanent loans. The Company usually retains the mortgage servicing rights on the permanent loans sold to third parties.

      As a Fannie Mae DUS lender, the Company underwrites and originates multifamily housing loans in accordance with Fannie Mae’s underwriting guidelines and sells those loans directly to Fannie Mae. Under the DUS loan program, the Company has agreed to bear a portion of any loss incurred on a DUS loan originated by the Company and sold to Fannie Mae in accordance with loss sharing formulas under which the Company would be subject to a maximum responsibility to Fannie Mae of up to 30% of the original principal balance of the defaulted loan. As a DUS lender, the Company must maintain a minimum net worth, liquidity and collateral with a custodian.

      A subsidiary of MFH is also a Federal Housing Administration (“FHA”) and US Department of Housing and Urban Development (“HUD”) approved mortgagee and is an approved lender under HUD’s Multifamily Accelerated Processing (“MAP”) program. As a MAP lender, the Company is responsible for underwriting and recommending loans to FHA/ HUD for mortgage insurance. As a FHA/ HUD approved mortgagee, MFH must maintain a minimum net worth.

      A subsidiary of MFH is a Government National Mortgage Association (“GNMA”) approved securities issuer, seller and servicer. All loans originated under HUD programs are securitized through the GNMA Mortgage Backed Security (“MBS”) program and sold in the secondary market. The Company may earn premiums or incur discounts on the securitization of these loans, and the Company retains the servicing rights on all HUD loans sold under the GNMA MBS program. As a GNMA approved issuer, seller and servicer, the Company must maintain a minimum net worth, liquidity and minimum insurance coverages.

      As a FHA/ HUD approved mortgagee, the Company may share in losses relating to under performing loans originated under the HUD programs. If a borrower fails to make payments of principal, interest, real estate taxes or insurance premiums on a HUD loan securitized with GNMA, the Company may be required to make servicing advances to GNMA. The Company is responsible for making advances through the date that the loan is assigned to HUD. Under current HUD claim guidelines, the Company is fully reimbursed for the principal, real estate tax and insurance advances; however, the Company is not reimbursed for the interest advanced from the date the loan defaulted through the assignment date.

      As of September 5, 2003, a subsidiary of MFH was approved as a Targeted Affordable Housing seller/servicer with the ability to sell Federal Home Loan Mortgage Corporation (“Freddie Mac”) multifamily loans secured by properties located within the United States. This approval authorizes the Company to sell and service Targeted Affordable Housing Loans. For purposes of the Freddie Mac program, a Targeted Affordable Housing Loan means a mortgage on a property that is subject to low-income housing tax credits or receives Federal subsidies (unless any such subsidies consist solely of housing assistance payments under Section 8 of the Housing and Community Development Act of 1974) or a transaction in which Freddie Mac will credit enhance a mortgage that backs tax-exempt bonds or a trust certificate or other instrument related to tax-exempt bonds. As a Targeted Affordable Housing seller/servicer, MFH must maintain a minimum net worth.

      During 2003, the Company also began selling permanent loans through other mortgage conduits. These other mortgage conduits provide an alternative to Fannie Mae for the delivery of permanent loans. These relationships are not contractual.

      The Company grows its mortgage banking business by increasing production levels which, in turn, is expected to increase the fees generated by origination services and loan servicing fees.

      The Company’s business plan includes originating $1,175.0 million to $1,250.0 million in third party equity financing and taxable construction, permanent and supplemental loans in 2004. The following table shows the Company’s originations in its mortgage banking business for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
(in thousands)
Transaction Type:
Construction loans	$254,475	$338,202	$175,835
Taxable permanent loans	348,376	351,868	294,900
Supplemental loans	57,956	76,154	—
Equity financing	59,637	47,643	45,961

Total	$720,444	$813,867	$516,696

Equity Investments in Partnerships

      The Company acquires, through limited partnership interests, equity interests in properties expected to earn tax credits and, as and when it has a sufficient number of such limited partnership interests and has identified tax credit investors, transfers those interests to a syndicated fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

      The Company may from time to time make taxable equity investments for its own account in income-producing real estate operating partnerships. To date, the Company’s equity investments have been made in partnership with CAPREIT, Inc. and its affiliates (“CAPREIT”). In 2001, the Company made a $3.4 million equity investment in 12 property partnerships (the “CAPREIT Tera” investment). As a result of the Company’s CAPREIT Tera investment, the Company owns a 35% general partnership interest in the 12 property partnerships.

      In 2002, the Company invested $70.7 million to acquire a 35% general partnership interest in 20 CAPREIT property partnerships and four related swap partnerships (the “CAPREIT 3M” investment). The Company’s liquidation percentage in the CAPREIT 3M investment is 30%.

Liquidity and Capital Resources

      As noted above, the Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored entities (“GSEs”) to finance its growth. In 2003, the Company completed two offerings of common shares and diversified its access to securitization capital to fund its growth in the tax-exempt bond business. The Company also expanded its access to capital through an expansion of its bank and other lines of credit and capital from pension funds to fund its mortgage banking activities and tax credit equity business. The Company’s sources of capital are discussed below.

      The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, funding the warehousing of operating partnerships for syndication activities and funding of mortgage banking activities, from equity and debt offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2004 and future years. The Company expects it will need $400 million to $650 million in new capital to meet its 2004 production targets for its lending and tax credit equity businesses. In 2004, the Company expects to generate proceeds through the issuance of privately placed preferred equity shares and listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs. The Company will be unable to use a short-form registration statement to issue securities for the period beginning immediately after it files this Annual Report on Form 10-K and ending in January 2005, as a result of a late filing of the Company’s Report on Form 10-Q for the three months ended June 30, 2003 (“Form 10-Q”). Due to an administrative error, the Company’s Form 10-Q, as filed with the SEC electronically, did not contain a conformed signature and was therefore deemed not filed by the SEC. Upon discovery of this error, the Company filed an amended Form 10-Q in December 2003.

Equity Offerings

      The Company periodically obtains equity capital from public offerings of common shares.

      In February 2003, the Company sold 3.2 million common shares (including the entire underwriters’ overallotment option) to the public at a price of $23.60 per share. Net proceeds of this offering were $72.2 million and were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

      In October 2003, the Company sold 3.6 million common shares (including the entire underwriters’ overallotment option) to the public at a price of $24.40 per share. Of the $83.6 million net proceeds, $82.0 million was used to repay debt incurred in connection with the acquisition of HCI. The remainder of the proceeds was used for general corporate purposes.

Debt Offerings

      The Company has also raised long-term capital from offerings of preferred shares of MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”), an indirect subsidiary of the Company. TE Bond Sub was established as a vehicle to raise capital through private placements to institutional investors of preferred shares that pay tax-exempt distributions. TE Bond Sub sold Series A, Series B and Series A-1 and B-1 Cumulative Preferred Shares (collectively, the “TE Bond Sub Preferred Shares”) to institutional investors in May 1999, June 2000 and October 2001. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests in TE Bond Sub. TE Bond Sub and its subsidiaries own a portion of the Company’s tax-exempt bonds and residual interests in bond securitizations.

Securitizations

      The Company securitizes assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

      The Company securitizes assets by depositing bonds into a trust or structuring a transaction whereby a third party deposits bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, the rate on the senior certificates is reset weekly by a remarketing agent. To increase the attractiveness of the senior certificates to investors, the senior certificates are credit enhanced or the bond underlying the senior certificates is credit enhanced. The residual interest retained by the Company is the subordinate security, which receives the residual interest on the bond after the payment of all fees and the senior certificate interest. For certain programs, the counterparty or a third party provides liquidity to the senior certificates. Liquidity advances are used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events.

      As illustrated by the table below, in establishing and managing its securitization programs, the Company endeavors to maintain a diverse array of capital partners:

				December 31, 2003
(in thousands)
					Face
					Amount		Percentage of
		Provider of			of Senior	Fair Value of	Total Senior
	Nature of	Credit	Provider of	Fair Value of	Security	Residual	Securities
Sponsor	Senior Security	Enhancement	Liquidity	Total Bonds	Outstanding	Interest	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	short-term, floating rate, weekly reset	Merrill Lynch or Fannie Mae	Merrill Lynch	$229,320	$220,641	$8,679	37.1%
Freddie Mac	fixed	Freddie Mac	Freddie Mac	87,060	64,085	22,975	10.8%
MBIA	short-term, floating rate, weekly reset	MBIA	Bayerische Landesbank	139,266	138,910	356	23.4%
Term Debt	fixed	MMA Credit Enhancement I, LLC	MMA Credit Enhancement I, LLC	41,603	44,283	(2,680)	7.4%
CDD	fixed	Compass Bank	Compass Bank	43,019	41,946	1,073	7.1%
Other	weekly reset or fixed	Various	N/ A	17,866	17,740	126	3.0%

Subtotal				558,134	527,605	30,529	88.8%
Off Balance Sheet Securitizations:
Merrill Lynch(2)	short-term, floating rate, weekly reset	Merrill Lynch or Fannie Mae	Merrill Lynch	—	—	—	0.0%
FSA Bonds	fixed	FSA	N/ A	117,737	67,200	50,537	11.2%

Subtotal				117,737	67,200	50,537	11.2%

Total				$675,871	$594,805	$81,066	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
(in thousands)
		Face
		Amount		Percentage of
		of Senior	Fair Value of	Total Senior
	Fair Value of	Security	Residual	Securities
Sponsor	Total Bonds	Outstanding	Interest	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	$62,695	$60,605	$2,090	10.4%
Freddie Mac	91,290	68,970	22,320	11.8%
MBIA	146,624	147,010	(386)	25.2%
Term Debt	42,829	44,892	(2,063)	7.7%
CDD	—	—	—	0.0%
Other	17,612	17,740	(128)	3.0%

Subtotal	361,050	339,217	21,833	58.1%
Off Balance Sheet Securitizations:
Merrill Lynch(2)	187,404	177,812	9,592	30.4%
FSA Bonds	119,188	67,400	51,788	11.5%

Subtotal	306,592	245,212	61,380	41.9%

Total	$667,642	$584,429	$83,213	100.0%

(1)	This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.

(2)	As a result of adoption of FIN 46, these were recorded on the Company’s balance sheet at December 31, 2003.

Lines of Credit

      The Company relies on short-term lines of credit with commercial banks and finance companies to finance its growth. The following table summarizes the Company’s borrowings under short-term lines of credit as of December 31, 2003 and 2002:

		December 31, 2003		December 31, 2002

		Aggregate		Aggregate
	Principal purpose	facilities	Balance	facilities	Balance
(in thousands)
Term loan	Repayment of facility that financed HCI acquisition	$38,000	$38,000	$—	$—
General bank lines of credit	Working capital and funding supplemental loans	50,000	35,250	24,000	15,830
Loan warehousing line	Warehousing construction and permanent loans	272,000	150,883	100,000	77,618
Tax credit equity warehousing line	Property acquisition and working capital	125,000	80,020	30,000	17,373

Total		$485,000	$304,153	$154,000	$110,821

      At December 31, 2003, the Company was in compliance with all covenants of the facilities listed above.

Pension Funds

      The Company’s mortgage banking activities depend on capital from a group of pension funds with which MFH has had relationships for over twenty-five years. Through the Group Trust and MMER, these pension funds provide the Company with debt financing. In addition, from time to time the pension funds make direct investments in debt or equity financings originated by the Company.

      The Group Trust was established by a group of pension funds for the purpose of investing in income–producing real estate investments. The Group Trust provides loans and lines of credit to finance a variety of the Company’s loan products. In addition, both the Group Trust and the individual pension fund members of the Group Trust provide credit support for short-term credit facilities of the Company. As of January 15, 2004, these credit facilities provide $142 million of total potential capital for the Company’s mortgage banking business. MMER is a Maryland real estate investment trust established by a group of pension funds including those invested in the Group Trust. MMER acquires equity interests in market rate income-producing real estate partnerships and provides the Company short-term lines of credit to finance the Company’s lending activities. A subsidiary of MFH is the investment manager for the Group Trust and MMER and receives advisory fees for these services. The Company also earns origination fees on the placement of equity interests in real estate partnerships with MMER, debt investments with the Group Trust and the placement of direct equity or debt investments with individual pension funds.

      The following table shows the balance of the Company’s borrowings from the Group Trust, MMER and direct pension funds at December 31, 2003 and 2002.

	December 31, 2003			December 31, 2002

	Notes	Lines of		Notes	Lines of
	payable	Credit(1)	Total	payable	Credit	Total
(in thousands)
Group Trust	$182,122	$4,713	$186,835	$128,152	$58,770	$186,922
MMER	—	15,950	15,950	—	30,283	30,283
Direct pension fund investment	70,918	N/A	70,918	64,256	N/A	64,256

Total	$253,040	$20,663	$273,703	$192,408	$89,053	$281,461

(1)	At December 31, 2003, the Company’s borrowing facilities under its lines of credit with the Group Trust and MMER totaled $160.0 million and $35.0 million, respectively.

     For the years ended December 31, 2003 and 2002, the Company structured $59.6 million and $47.6 million, respectively, in equity investments for MMER and direct pension fund investments.

Government Sponsored Entities

      The Company relies on the GSEs as a source of liquidity and credit enhancement. Consequently, the Company’s results may be impacted by changes in the strategic direction of the GSEs, particularly those that diminish their appetite for investments in affordable housing.

      A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for placement with Fannie Mae as or shortly after the loans are converted to permanent loans. For the years ended December 31, 2003 and 2002, the Company delivered $85.1 million and $187.8 million of permanent loans to Fannie Mae through the DUS program. For the years ended December 31, 2003 and 2002, the Company delivered $6.1 million and $20.8 million, respectively, of permanent loans through the FHA/ HUD program. As of December 31, 2003, the Company has not originated any loans through the Freddie Mac Targeted Affordable Housing seller/servicer program.

      The Company’s future results could also be impacted by deterioration in the credit quality of Fannie Mae and Freddie Mac, which provide credit enhancement that facilitate the securitization of certain of the Company’s assets. If Fannie Mae or Freddie Mac ceased to provide such support, the Company would have to seek alternative forms of credit support in order to continue to leverage its assets. The Company does not have any reason to believe that either entity will cease to provide such support.

      Fannie Mae and Freddie Mac also benefit from a number of government-confirmed benefits; including the following: (1) their earnings are exempt from state and local corporate income taxes; (2) their securities are exempt from SEC registration requirements; and (3) their securities are eligible for unlimited investment by Federally insured thrifts, national banks and state bank members of the Federal Reserve system. These advantages, coupled with the size and prominence of Fannie Mae and Freddie Mac in the mortgage-backed security market, have led to recent scrutiny of their role in the mortgage market. A number of sizeable financial services companies and trade associations have launched a concerted effort to limit the growth of the GSEs and spur close examination of how the benefits of their GSE status are being employed. While it is impossible to predict the ultimate impact of this lobbying effort, it could conceivably result in a contraction of the GSEs’ support of the affordable housing market, or an increase to the GSEs’ cost of capital which could make some of the Company’s products less competitive.

Other Financings

      During 2003, the Company financed the acquisition of HCI through a $120 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. The $120.0 million secured credit facility was subsequently repaid by December 31, 2003 with the proceeds from a common equity offering and a $38.0 million term loan and total return swap with Merrill Lynch & Company, Inc. and certain subsidiaries including Merrill Lynch Capital Services, Inc.

Leverage

      As a result of the acquisition of HCI and the adoption of new accounting standards, the Company’s on-balance sheet liabilities increased significantly in 2003. Due to the acquisition of HCI, the Company has an investment in guaranteed syndicated tax credit funds. These funds are subject to Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). FAS 66 requires consolidation of certain transactions and financings, including certain tax credit syndications and securitizations, with respect to which the Company believes it has minimal risk of loss. As a result of FAS 66, the guaranteed syndicated tax credit funds have been recorded on the balance sheet of the Company using finance accounting. There are also two new accounting standards impacting leverage. Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”) requires the reclassification to debt of certain securities which were previously classified as preferred equity interests in a subsidiary. The second new standard is Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a Company’s equity investment in a variable interest entity (“VIE”) if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. The Company determined its residual interests in bond securitizations represented an equity interest in a VIE, and the Company was the primary beneficiary of the VIE and therefore, needed to consolidate the securitization trusts. The Company believes that these changes may over time cause generally accepted accounting principles (“GAAP”) derived measures of leverage to exaggerate the Company’s leverage-related risks.

      Consequently, the Company has prepared the following table in an effort to enable investors to gain a better understanding of the various components of the Company’s published leverage measure. The table provides an overview, organized according to major categories of invested assets or product types, of the Company’s assets and liabilities as of December 31, 2003. The Company believes this presentation provides helpful detail on the components of the Company’s leverage and how the Company’s assets and liabilities relate to those major categories. The table also provides data on the Company’s off-balance sheet bond securitizations as of December 31, 2003 (see column I), in order to permit comparison of the Company’s leverage based on the GAAP balance sheet alone to leverage inclusive of those off-balance sheet items. Readers are cautioned that (1) this table does not reflect formal operating units or business segments within the Company, (2) net assets for each of columns A through G was calculated by taking assets minus liabilities for each column, and the related columnar net assets figures should not be construed as representing the actual or notional net assets or shareholders’ equity supporting the invested assets or product type represented by a given column, (3) various items grouped in column E (Other) relate to other columns but have been aggregated in column E for ease of presentation and simplicity (e.g., cash is not allocated among the various columns), (4) the preferred equity interest in MuniMae TE Bond Subsidiary, LLC has been presented in a separate column F to highlight subsidiary preferred shares reclassified to debt as of July 1, 2003 according to FAS 150 and (5) this table is not prepared in accordance with GAAP and is not intended to replace or approximate GAAP.

MUNICIPAL MORTGAGE & EQUITY, LLC

ANALYSIS OF CONSOLIDATED BALANCE SHEET COMPONENTS

As of December 31, 2003
(In thousands, except percentages)

	(A)		(B)	(C)	(D)	(E)
	Bond
	Securitizations				CAPREIT
	and		Taxable	Tax Credit	Equity
	Derivatives(1)		Lending(2)	Operations(3)	Investments(4)	Other

ASSETS

Investment in tax-exempt bonds, net	$1,043,973		$—	$—	$—	—

Loans receivable, net	25,848		469,514		2,522	—

Loans receivable held for sale			54,492			—

Investments in partnerships				109,341	62,561	(3)

Investment in derivative financial instruments	2,563					—

Cash and cash equivalents						50,826

Interest receivable						16,843

Restricted assets	11,856				19,477	—

Other assets				31,780		38,718

Mortgage servicing rights, net			10,967			—

Goodwill and other intangible assets(7)			15,855	116,927		1,882

Total assets	$1,084,240		$550,828	$258,048	$84,560	$108,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable	$41,409		$475,967	$128,720	$—	$—

Short-term debt	371,881					—

Long-term debt	190,090					—

Preferred shares subject to mandatory redemption						—

Tax credit syndication guarantee liability						—

Investment in derivative financial instruments	15,287					—

Accounts payable and accrued expenses						17,458

Interest payable						6,387

Unearned revenue and other liabilities						31,746

Total liabilities	618,667		475,967	128,720	—	55,591

Liabilities / Assets	57	%(9)	86%	50%	0%	51%

Percentage of liabilities — balance sheet 12/31/03	38%		30%	8%	0%	3%

Percentage of liabilities — adjusted balance sheet 12/31/03	36%		28%	8%	0%	3%

Net assets(8)	465,573		74,861	129,328	84,560	52,675

Total liabilities and shareholders’ equity	$1,084,240		$550,828	$258,048	$84,560	$108,266

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(F)	(G)	(H)	(I)	(J)
	Preferred				Adjusted
	Shares Subject	Tax Credit	Balance Sheet	Off Balance	Balance Sheet
	to Mandatory	Guaranteed	December 31,	Sheet Bond	December 31,
	Redemption(5)	Funds(6)	2003	Securitizations	2003

ASSETS
Investment in tax-exempt bonds, net	$—	$—	$1,043,973	$104,065	$1,148,038
Loans receivable, net			497,884		497,884
Loans receivable held for sale			54,492		54,492
Investments in partnerships		110,593	282,492		282,492
Investment in derivative financial instruments			2,563		2,563
Cash and cash equivalents			50,826		50,826
Interest receivable			16,843		16,843
Restricted assets		44,192	75,525		75,525
Other assets	7,419	1,473	79,390		79,390
Mortgage servicing rights, net			10,967		10,967
Goodwill and other intangible assets(7)		—	134,664		134,664

Total assets	$7,419	$156,258	$2,249,619	$104,065	$2,353,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$—	$—	$646,096	$—	$646,096
Short-term debt			371,881		371,881
Long-term debt			190,090	104,065	294,155
Preferred shares subject to mandatory redemption	168,000		168,000		168,000
Tax credit syndication guarantee liability		151,326	151,326		151,326
Investment in derivative financial instruments			15,287		15,287
Accounts payable and accrued expenses		48	17,506		17,506
Interest payable	3,194		9,581		9,581
Unearned revenue and other liabilities		6,271	38,017		38,017

Total liabilities	171,194	157,645	1,607,784	104,065	1,711,849

Liabilities / Assets	2308%	101%	71.5%	100%	72.7%
Percentage of liabilities — balance sheet 12/31/03	11%	10%	100%	N/A	N/A
Percentage of liabilities — adjusted balance sheet 12/31/03	10%	9%	N/A	6%	100%
Net assets(8)	(163,775)	(1,387)	641,835	—	641,835

Total liabilities and shareholders’ equity	$7,419	$156,258	$2,249,619	$104,065	$2,353,684

NOTES

(1)	Bond securitizations and derivatives includes the Company’s investments in tax-exempt bonds, bond related investments and derivatives and the related on-balance sheet debt and cash collateral.

(2)	Taxable lending includes the Company’s construction and permanent loans and the related borrowings from the Midland Affordable Housing Group Trust, pension funds and lines of credit.

(3)	Tax credit operations includes the Company’s investment in properties and advances to tax credit equity funds and the related borrowings under lines of credit. This column also includes borrowings under a line of credit used to finance the July 2003 acquisition of Lend Lease’s tax credit operations.

(4)	CAPREIT equity investments includes the taxable equity investments in the CAPREIT joint ventures and the related cash collateral.

(5)	Due to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the preferred shares issued by TE Bond Subsidiary have been reclassified to debt as of July 1, 2003.

(6)	Tax credit guaranteed funds includes assets and liabilities associated with funds where the Company has provided investors a guarantee or has continuing involvement with the assets of the funds. All of these assets and liabilities related to interests in tax credit equity syndications acquired as of July 1, 2003 from Lend Lease.

(7)	Goodwill of $31.7 million related to the 1999 purchase of the Midland Companies has been allocated equally between taxable lending and tax credit operations.

(8)	Net assets or shareholders’ equity was calculated by taking assets minus liabilities for each column, and therefore these amounts do not accurately represent the actual or notional amount of equity attributable to each column.

(9)	Including the assets and liabilities from off balance sheet bond securitizations the percentage would be 61%.

Factors that Could Affect Future Results

      In seeking out attractive multifamily and other housing-related investment opportunities, the Company competes directly against a large number of lenders — including banks, finance companies and other financial intermediaries — and providers of related services such as portfolio loan servicing. Certain of the Company’s competitors have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

      In addition, in seeking permanent financing for their developments, the Company’s customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner’s use of the property. As a result, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. In particular, the differential in interest expense between tax-exempt and taxable financing alternatives tends to be lower in a low interest rate environment, which tends to make the Company’s tax-exempt multifamily housing bond financings less attractive to developers than taxable alternatives. While our strategic emphasis on tax-exempt financing will — absent a major change in the tax code — continue, the Company will continue to expand and diversify its other lines of business.

      The Company’s results of operations also could be affected materially by changes in the performance of the properties underlying its investments. The Company may receive less income from its investments than expected due to any number of factors, including:

•	Persistent high levels of unemployment and other adverse economic conditions, either locally, regionally or nationally, limiting the amount of rent that can be charged for units at the properties. Adverse economic conditions may also result in a reduction in timely rent payments or a reduction in occupancy levels.
•	Occupancy and rent levels may decrease due to the construction of additional housing units or the establishment of rent stabilization or rent control laws or similar agreements.
•	A decline in the level of mortgage interest rates may encourage tenants in multifamily rental properties to purchase housing, reducing the demand for rental housing.
•	City, state and Federal housing programs that subsidize many of the properties impose rent limitations and may limit the ability of the operators of the properties to increase rents. This may discourage operators from maintaining the properties in proper condition during periods of rapid inflation or declining market value of the properties. In addition, the programs may impose income restrictions on tenants, which may reduce the number of eligible tenants in the properties and result in a reduction in occupancy rates. Even if a property is not subject to legal restrictions on the amount of rent that may be charged to low and moderate income tenants, rental market conditions and other factors may result in reduced rents.
•	Tenants who are eligible for subsidies or similar programs may not find the differences in rents between the subsidized or supported properties and other multifamily rental properties in the same area to be a sufficient economic incentive to reside at a subsidized or supported property, which may have fewer amenities or otherwise be less attractive as a residence.
•	Expenses at the property level, including but not limited to capital needs, real estate taxes and insurance, may increase.

      Periods of economic slowdown or recession that result in declining property performance, particularly declines in the value or performance of multifamily properties, may adversely affect the Company. Any material decline in property values weakens the collateral value of the properties the Company invests in, and prolonged poor performance in the affordable housing market segment could result in a decline in demand for financing. Additionally, some of the Company’s income comes from contingent interest on participating tax-exempt bonds. A decline in the performance of the related multifamily property would likely have a negative effect on the Company’s cash available for distribution.

      The Company measures the performance of its tax-exempt bond portfolio, in part, by reference to the portfolio’s debt service coverage ratio, which is defined, as of a given date, as the ratio of net operating income (after real estate taxes, insurance and an allowance for capital improvements) to debt service due on the bond and related debt. In keeping with the trends in the multifamily rental market over the past several years, the debt service coverage ratio for the stabilized properties which serve as collateral for the Company’s bonds has declined from 1.23x at December 31, 2001 to 1.04x at December 31, 2003. The Company cannot predict whether or to what extent this trend will continue. To the extent that an individual property’s debt service coverage falls below 1.00x, the Company would ordinarily expect debt service to be paid out of property reserves, other resources of the property owner, if any, or resources of the tax credit equity syndicator (if applicable). The Company has attempted to mitigate the risk of bond defaults in part by: (1) sharply limiting its origination of bonds sponsored by 501(c)(3) borrowers, some of which have limited resources to support underperforming properties; (2) taking advantage of market conditions to upgrade the overall quality of the bond portfolio by selectively selling individual bonds as and when attractive opportunities present themselves; and (3) focusing the Company’s origination efforts more on bonds secured by properties benefiting from tax credits, as management believes these bonds tend to perform better in economic downturns and experience lower rates of mortgage defaults.

      Other governmental policies relating to affordable housing also directly impact the Company’s business. For example, in late 2000 Congress passed legislation increasing the supply of low-income housing tax credits (“LIHTC”) and tax-exempt “private activity” bonds. The LIHTC, which is determined on a state-by-state basis according to each state’s population, was increased from $1.25 per capita in 2000 to $1.50 in 2001 and $1.75 in 2002. Also in 2000, Congress approved a 50% increase in allocations for tax-exempt and other “private activity” bonds, from $50.00 per state resident for 2000 to $75.00 for 2002. Current law provides for inflation-based adjustments to the LIHTC and tax-exempt bond allocations; accordingly, in 2004, each state’s LIHTC allocation will be $80.00 per state resident, and its private activity bond allocation will be $1.80 per state resident. In addition, each state has minimum LIHTC and private activity bond allocations that increase with inflation. For 2004, the minimum LIHTC allocation is $2.1 million and the minimum private activity bond allocation is $233.8 million.

      The Company’s business prospects are directly impacted by governmental tax policies, which affect demand for the Company’s debt and equity financing products as well as investor demand for the Company’s securities. There has been a strong history of commitment to the affordable housing subsidies by the Federal government. However, changes in governmental tax policy could have a significant and material effect on the Company. It is noteworthy that in January 2003, the Bush administration proposed changes in the tax law that could have had a significant negative impact on the Company. These changes were not enacted.

      The Company’s business prospects are directly impacted by the Community Reinvestment Act, which requires financial institutions to invest in affordable housing. Changes in this policy could have a significant and material effect on the Company.

      Our future results are also dependent on the Company’s maintenance of its relationships with the GSEs participating in the affordable housing market, particularly Fannie Mae. The maintenance of the Company’s DUS license with Fannie Mae is important to the continued productivity and growth of the Company’s mortgage banking operations. As a DUS Lender, the Company is subject to periodic reviews by Fannie Mae and must comply with a variety of underwriting and servicing guidelines imposed by Fannie Mae contractually. Noncompliance or failure to adhere to these guidelines could result in loss of delegated authority and a revocation of the Company’s DUS license. Alternatively, Fannie Mae could impact the value of the DUS license to the Company by either (1) issuing new DUS licenses to the Company’s competitors or (2) changing the delegated authority of its DUS lenders or making it more costly or otherwise more difficult for DUS lenders to underwrite and service loans on Fannie Mae’s behalf.

In addition, because Fannie Mae is the largest corporate buyer of low-income housing tax credits in the industry, any change in its appetite for such credits, or the Company’s loss of Fannie Mae as a LIHTC customer, could adversely affect the Company’s syndication business.

      The Company relies on the GSEs as a source of liquidity and credit enhancement. The Company’s results may be impacted by changes in the strategic direction of the GSEs, particularly those that diminish their appetite for investments in affordable housing. In addition, changes in the GSEs charters could reduce their capital cost advantage, which in turn, could have a negative impact on the Company.

      The pension fund participants in the Group Trust and MMER provide financial support to the Company’s mortgage banking activities. While the Company believes its relations with these pension funds are good, it is possible that these funds will reduce or withdraw their financing commitments in the future.

      The Company’s capital partners require collateral support for providing capital to the Company. As a result, the Company posts its assets as collateral to support its borrowings under notes payable, lines of credit, and securitization facilities. The degree to which the Company’s investments and other assets are pledged as collateral varies according to asset class; however, the Company’s collateral arrangements can be summarized as follows:

•	Tax-exempt Bonds. The majority (approximately $840.1 million carrying value as of December 31, 2003) of the Company’s tax-exempt bonds are owned in a subsidiary, TE Bond Sub, which has issued four series of cumulative preferred shares with an aggregate redemption value of $168.0 million. The holders of the preferred shares have a senior claim to the income from this subsidiary. In addition, $452.3 million (the majority of which is held in TE Bond Sub) of the Company’s investments in tax-exempt bonds are pledged as collateral for securitization facilities, notes payable and lines of credit as of December 31, 2003.
•	Loans Receivable. Substantially all of the Company’s construction loans (approximately $382.9 million as of December 31, 2003) are pledged as collateral to support borrowings under the Company’s notes payable, bank lines, pension fund credit lines or other credit facilities. Certain of the Company’s supplemental and permanent loans totaling $50.3 million and $45.3 million, respectively, as of December 31, 2003 are pledged as collateral under short-term bank lines of credit. Certain of the Company’s other taxable loans totaling $1.6 million as of December 31, 2003 are pledged for securitization facilities and other programs.
•	Restricted Assets. The Company’s restricted assets include cash and short-term investments pledged as collateral under terms of the Company’s interest rate swap contracts, securitizations, certain guarantees and other obligations (see Note 8 to the Company’s consolidated financial statements).
•	Investments in Partnerships. A portion of the Company’s investments in partnerships is pledged as collateral for borrowings under a line of credit. In addition, a portion of the Company’s investments in partnerships on the consolidated balance sheets relates to certain tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement with the assets of the fund. Although GAAP requires the inclusion of the properties in these funds in investments in partnerships as of December 31, 2003, the Company does not own or control them; therefore, the Company considers these assets to be restricted.

      The table below shows the proportion of the Company’s total assets (excluding goodwill and residual interests in bond securitizations carried as liabilities), which was either pledged as collateral or otherwise restricted as of December 31, 2003 and 2002.

	2003		2002
(in millions)
Tax-exempt bonds pledged	$452.3		$372.9
Loans receivable pledged	480.1		417.1
Restricted assets	75.5		40.3
Bonds in securitization trusts	585.2		361.1
Residual interests in bond securitizations, net	—		9.6
Investments in partnerships, pledged	108.7		20.7
Investments in partnerships, restricted	110.6		—

Total	$1,812.4		$1,221.7

As % of total assets, excluding goodwill and net of residual interests in bond securitizations carried as liabilities	85.7	%(1)	80.5%
Total assets	$2,249.6		$1,552.9
RITES carried as liabilities	—		(1.4)
Goodwill and intangible assets	(134.7)		(33.5)

	$2,114.9		$1,518.0

(1)	This percentage does not take into account the fact that, at December 31, 2003, the Company’s common equity interest in TE Bond Sub was pledged as collateral to secure the Company’s total return swap associated with the Company’s $38.0 million term loan. Assuming for purposes of calculating this percentage that additional bond assets having a fair value of $38.0 million were treated as having been pledged, the pro forma figure would be 87.5%.

     Since 2001, the Company has been engaged in a comprehensive overhaul of its information systems infrastructure in an effort to: (1) standardize the Company’s hardware and internal communications platforms; (2) upgrade the Company’s accounting and financial systems to an enterprise resource planning (“ERP”) system; and (3) develop scalable, integrated loan underwriting, deal management and loan servicing systems tailored to the Company’s needs and expected growth profile. As of December 31, 2003, the Company had implemented the accounting modules and treasury and cash management modules and replaced its local-area networks, and implemented a multi-year outsourcing arrangement with an application services provider for wide-area network connectivity, secure internet access and ERP application hosting. Management expects these information systems upgrades to continue at least through 2004. The Company believes that successful implementation of the upgrades will increase the Company’s efficiency in future years; however, delays or complications in implementation may have an adverse impact on the Company’s operations.

Contractual Obligations

      The following table provides the Company’s commitments, as of December 31, 2003, to make future payments under the Company’s debt agreements and other contractual obligations:

	Payment due by period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
(in thousands)
Contractual Obligations
Short-term debt	$371,881	$371,881	$—	$—	$—
Notes payable	646,096	523,157	122,939	—	—
Long-term debt	190,090	—	84,037	28,931	77,122
Operating lease obligations	20,921	5,412	8,982	3,119	3,408
Unfunded loan commitments	481,848	481,848	—	—	—
Unfunded equity commitments	246,343	246,343	—	—	—

Total	$1,923,463	$1,594,925	$215,958	$32,050	$80,530

Guarantees

      The Company’s maximum exposure under its guarantee obligations is not indicative of the Company’s expected loss under the guarantees.

      The following table summarizes the Company’s guarantees by major group at December 31, 2003 and 2002.

		December 31, 2003			December 31, 2002

		Maximum	Carrying		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral	Exposure	Amount	Supporting Collateral

Loss-sharing agreements with Fannie Mae and GNMA	(1)	$181.4	$—	$5.2 million Letter of Credit pledged	$162.1	$—	$4.9 million Letter of Credit pledged
Bank line of credit guarantees	(2)	256.4	256.4	Investment in partnership and loans totaling $258.9 million	182.0	182.0	Investment in partnership and loans totaling $153.6 million
Tax credit related guarantees	(3)	293.8	151.3	$1.3 million of cash	42.8	0.1	None
Other financial/payment guarantees	(4)	177.0	13.3	$3.8 million of cash and tax-exempt bonds	311.3	15.5	None
Put options	(5)	122.5	—	$70.1 million of loans and tax-exempt bonds	101.6	—	$30 million of loans and tax-exempt bonds
Letter of credit guarantees	(6)	54.0	40.0	$1.1 million letter of credit pledged	25.9	17.8	None
Indemnification contracts	(7)	73.3	56.5	None	115.7	—	None

		$1,158.4	$517.5		$941.4	$215.4

Notes:

(1)	As a Federal National Mortgage Association (“Fannie Mae”) DUS lender and Government National Mortgage Association (“GNMA”) loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit is $255.8 million at December 31, 2003. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates between February 1, 2006 and April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2004 and September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

Off-Balance Sheet Arrangements

      The Company may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent off-balance sheet debt for the Company. These senior bonds that are not reflected on the Company’s balance sheet at December 31, 2003 totaled $104.1 million (face amount).

Dividend Policy and Cash Available for Distribution

      The Company focuses on maximizing shareholder value through increases in cash distributions to shareholders. The Company uses cash available for distribution (“CAD”) as a primary measure of its ability to pay distributions. The Company believes CAD is the most relevant measure of its ability to pay distributions because it is a measure of current earnings. The Company uses this measure of current earnings as a basis for declaring its quarterly distributions.

      CAD differs from net income because of variations between GAAP income and actual cash received. There are four primary differences between CAD and GAAP income. The first is the treatment of several types of fees (including origination, syndication, guarantee and asset management fees), which for purposes of calculating CAD are recognized as income when received or earned but for GAAP purposes may be amortized into income over time or deferred until certain events occur. The second difference is that the non-cash gains and losses recognized for GAAP associated with valuations, sales of investments and capitalization and amortization of mortgage servicing rights and certain purchased asset management contracts are not included in the calculation of CAD. The third difference is the treatment of the Company’s investments in partnerships. For GAAP, the Company records its allocable share of the income (loss) from the partnership as income, while for CAD reporting the Company records the cash distributions it receives from the partnership as income. The fourth difference is the treatment of tax credit equity funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. GAAP accounting requires that the Company record income (loss) from these funds. This non-cash item is not reflected in CAD.

      The following table reconciles the Company’s GAAP net income to CAD for the years ended December 31, 2003, 2002 and 2001:

	For the year ended December 31,

	2003	2002	2001
(in thousands)
Net income allocated to common shares — GAAP Basis	$72,495	$28,796	$23,847
Conversion to Cash Available for Distribution:
(1) Mark to market and cumulative effect adjustments	$(6,322)	$14,863	$17,849
(2) Equity investments	7,351	6,603	1,612
(3) Net gain on sales	(13,601)	(6,572)	(8,019)
(3) Amortization of capitalized mortgage servicing fees	1,541	1,314	936
(3) Amortization of asset management contracts	4,880	—	1,573
(4) Origination fees and other income, net	6,941	3,553	(127)
(5) Valuation allowances and other-than-temporary impairments	4,134	730	3,256
(6) Deferred tax expense	(989)	1,341	639
(7) Discontinued operations	(25,748)	—	—
(7) Interest income	10,793	—	—
(8) Fund income	1,146	—	—
(9) Change in accounting principle	1,228	—	—

Cash Available for Distribution (CAD) (unaudited)	$63,849	$50,628	$41,566

Notes

(1)	For GAAP reporting, the Company records the non-cash change in fair value of its investment in interest rate swaps and other derivative financial instruments through net income. These non-cash gains and losses are not included in the Company’s calculation of CAD.

(2)	For GAAP reporting, the Company accounts for various investments in partnerships using the equity accounting method. As a result, the Company’s allocable share of the income or loss from the partnerships is reported in income (losses) from equity investments in partnerships. The income from these partnerships includes depreciation expense and changes in the fair value of investments in derivatives. For GAAP reporting, distributions are treated as a return of capital. For CAD reporting, the Company records the cash distributions it receives from the partnerships as other income.

(3)	For GAAP reporting, the Company recognizes non-cash gains and losses and amortization of intangible assets, including (a) non-cash gains and losses associated with the sale of assets or capitalization of mortgage servicing rights; (b) amortization of mortgage servicing rights over the estimated life of the serviced loans; and (c) amortization of asset management contracts recorded in connection with a July 2003 acquisition. These non-cash items are not included in CAD.

(4)	This adjustment reflects the net difference, for the relevant period, between fees reflected in income when received for CAD and the recognition of fees for GAAP. This line item reflects several types of income:

(a)	Origination fees and certain other income amounts, which are recognized as income when received for CAD purposes, but for GAAP reporting are amortized over the life of the associated investment.

(b)	Syndication fees, which are recognized as income when earned for CAD purposes, but for GAAP reporting a portion of the fee may be deferred until investors have paid in greater than 20% of their total capital contributions to the tax credit funds.

(c)	Guarantee fees, which are recognized as income when received for CAD purposes, but for GAAP reporting are recorded into income over the guarantee period.

(d)	Asset management fees, which are recognized as income when earned and collectible for CAD purposes, but for GAAP purposes are applied first to relieve accounts receivable recorded in conjunction with the July 2003 acquisition, and second as income consistent with the CAD revenue recognition.

(5)	For GAAP reporting, the Company records valuation allowances and other-than-temporary impairments on its investments in loans, bonds and other bond-related investments. Such non-cash charges do not affect the cash flow generated from the operation of the underlying properties, distributions to shareholders, the tax-exempt status of the income or the financial obligation under the bonds. Therefore, these items are not included in the calculation of CAD.

(6)	For GAAP reporting, the Company’s income tax expense contains both a current and a deferred component. Only the Company’s current income tax expense is reflected in CAD.

(7)	For GAAP reporting, the Company recognized a gain upon the sale of a property. This gain was required to be classified as discontinued operations because the Company owned the property prior to the sale. For CAD reporting, the gain was significantly less due to recording a portion of the proceeds as interest income. In addition, the carrying value of the tax-exempt bond associated with the property was significantly more for CAD due to an impairment previously recognized for GAAP.

(8)	For those of the Company’s tax credit equity syndication funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund, GAAP accounting requires the Company to record the net income (loss) from the fund. This non-cash item is not reflected in CAD.

(9)	As a result of the adoption of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company determined its residual interests in bond securitizations represented an equity interest in a variable interest entity (“VIE”) and the Company was the primary beneficiary of the VIE and, therefore, needed to consolidate the securitization trusts. The cumulative effect of adopting FIN 46 was a decrease to net income of approximately $1.2 million as of December 31, 2003.

     Since the first quarter of 2002, when the Company completed the redemption of preferred shares and term growth shares, the Company’s net cash flow has been available for distribution to the common shares. The Company’s current policy is to distribute to common shareholders at least 80% of its annual CAD to common shares. The table below shows the Company’s CAD available to common shares, CAD per common share, distribution per common share and payout ratio for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

CAD available to common shares (000s)	$63,849	$50,628	$41,566
CAD per common share (1)	2.13	2.00	1.92
Distribution per common share	1.7950	1.7550	1.7150
Payout ratio	86.3%	87.9%	89.2%

(1)	CAD per common share is calculated based on the number of shares outstanding at the end of each fiscal quarter.

     The calculation of CAD is the basis for the determination of the Company’s quarterly distributions to common shares, is used by securities analysts, and is presented as a supplemental measure of the Company’s performance. The calculation is not approved by the Securities and Exchange Commission nor is it required by GAAP and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. The Company believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.

Cash Flow — GAAP

      At December 31, 2003 and 2002, the Company had cash and cash equivalents of approximately $50.8 million and $43.7 million, respectively. Cash flow from operating activities was $66.4 million, $56.1 million and $28.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in operating cash flow for 2003 versus 2002 is due primarily to an increase in the Company’s net income due to the increase in the tax credit business and the investment of equity offering proceeds. The increase in operating cash flow for 2002 versus 2001 is due primarily to a decrease in other receivables (included in other assets on the consolidated balance sheet), as a result of draws on a new line of credit replacing the Company’s warehousing of tax credit equity properties using operating cash.

Critical Accounting Estimates and Results of Operations

Critical Accounting Policies and Estimates

      The Company’s discussion of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which are prepared on the accrual basis of accounting in accordance with GAAP. The Company believes the following critical accounting policies contain significant estimates used in the preparation of its consolidated financial statements.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

      Investment in tax-exempt bonds and residual interests in bond securitizations (collectively, “investments in bonds”) are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). All investments in bonds are classified and accounted for as available-for-sale debt securities and are carried at fair value. Unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an ongoing basis the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company’s policy discussed in the Other-Than-Temporary Impairments section of this discussion. Future adverse changes in market conditions or poor operating results from the underlying real estate could result in losses or an inability to recover the carrying value of the investments.

      The Company determines the fair value of participating bonds (i.e., bonds that participate in the net cash flow and net capital appreciation of the underlying properties) that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. The Company selected discount rates ranging from 11.0% to 13.3% and capitalization rates ranging from 8.2% to 12.0% for the year ended December 31, 2003. Increasing the discount rates by 50 basis points and the capitalization rates by 100 basis points would result in decreasing the recorded asset on the Company’s balance sheet by approximately $11.1 million, with an offsetting decrease to other comprehensive income.

      The Company bases the fair value of non-participating bonds and residual interests in bond securitizations, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds or investments. Net operating income is one of the key assumptions used to value the non-participating bonds and residual interests in bond securitizations. Had net operating income been decreased by 10% and 20%, the fair value of the bonds and residual interests in bond securitizations would have decreased by approximately $2.6 million and $4.7 million, respectively.

      Because the Company’s investment in tax-exempt bonds and residual interests in bond securitizations are secured by non-recourse mortgage loans on real estate properties, the value of the Company’s assets is subject to all of the factors affecting bond and real estate values, including macro-economic conditions, interest rate changes, demographics, local real estate markets and individual property performance. Further, many of the Company’s investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower’s ability to meet principal and interest payments.

Other-Than-Temporary Impairments and Valuation Allowances

      The Company evaluates on an ongoing basis the credit risk exposure associated with its assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of an investment, it records an other-than-temporary impairment or valuation allowance. The Company bases its measure of impairment of an investment on the present value of expected future cash flows discounted at the investment’s effective interest rate, or the fair value of the collateral if the investment is collateral dependent.

Mortgage Servicing Rights

      The Company accounts for its mortgage servicing rights under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 140 requires servicing rights retained by the Company after the origination and sale of the related loan to be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted at market discount rates. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans. The amortization expense is included in amortization of intangibles in the consolidated statements of income.

      The Company selected a discount rate of 12% for the year ended December 31, 2003. Using a lower discount rate of 10% would result in increasing the recorded asset on the Company’s balance sheet by approximately $115,000, with an offsetting increase in the Company’s corresponding gain on sale of loans. Using a higher discount rate of 14% would result in decreasing the recorded assets on the Company’s balance sheet by approximately $102,000, with an offsetting decrease in the Company’s corresponding gain on sale of loans.

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

Goodwill

      In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”) and No. 142 “Goodwill and Other Intangible Assets,” (“FAS 142”), which were effective July 1, 2001 and January 1, 2002, respectively. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $2.1 million. Application of the nonamortization provision resulted in additional net income of approximately $4.9 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively. All goodwill was tested for impairment in accordance with the provisions of FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets, other than goodwill, recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets has not ceased.

      The Company bases its test for impairment on the present value of estimates of the future cash flows generated by the acquired businesses discounted at market discount rates. The Company selected a discount rate of 9% for the year ended December 31, 2003. Increasing the discount rate by 10% and 20% would result in a decrease in the estimated value of the businesses of $5.8 million and $10.9 million, respectively. These decreases in value would not require the Company to record impairment.

      The Company estimated the growth in the future cash flows generated by the acquired businesses based on assumptions of 4% annual growth in revenue and 4% annual growth in expenses. Decreasing the assumed annual revenue growth rate by 10% and 20% would cause a decrease in the value of the estimated value of the businesses of $15.0 million and $27.3 million, respectively. These decreases in value would not require the Company to record impairment. Increasing the assumed annual expense rate by 10% and 20% would cause a decrease in the estimated value of the businesses of $13.3 million and $25.0 million, respectively. These decreases in value would not require the Company to record impairment.

New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board approved Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 were effective for the Company’s financial statements for the year ended December 31, 2002 (see Note 14 to the Company’s Consolidated Financial Statements). The Company adopted all the provisions of FIN 45 in 2003 and recognized liabilities for the fair value of the obligations it assumed under guarantees entered into after December 31, 2002.

      In May 2003, the Financial Accounting Standards Board approved FAS 150. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify financial instruments with certain debt-like characteristics as liabilities. The scope of FAS 150 includes financial instruments issued in the form of mandatorily redeemable shares. These types of shares embody an unconditional obligation requiring the issuer to redeem them by transferring assets at a specified date. The Company has determined that the Company’s preferred shareholders’ equity in a subsidiary company falls within the scope of FAS 150. Therefore, as of July 1, 2003, the Company has reclassified the liquidation preference value of its preferred shareholders’ equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the redemption dates of the preferred shares. Beginning on July 1, 2003, amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.

      In January 2003, the Financial Accounting Standards Board approved FIN 46. FIN 46 requires the consolidation of a company’s equity investment in a variable interest entities (“VIEs”) if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46-R). In addition, the Financial Accounting Standards Board extended the effective date until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time. However, the Company determined its residual interests in bonds are special purpose entities, and therefore, they do not qualify for the deferral. The Company’s residual interests in bond securitizations represent an equity interest in a VIE, and the Company is the primary beneficiary of the VIE. Therefore, these securitization trusts have been consolidated at December 31, 2003. The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Results of Operations

Net Interest Income

	For the year ended December 31

	2003	%	2002	%	2001	%
(in thousands)
Interest on bonds and residual interests in bond securitizations	$61,413	126.5%	$59,923	100.7%	$53,443	90.3%
Interest on loans	35,706	73.5%	34,895	58.7%	33,340	56.4%
Interest on short-term investments	1,137	2.3%	1,255	2.1%	3,081	5.2%

Total interest income	98,256		96,073		89,864
Total fee income	(43,508)	- 89.6%	(36,596)	- 61.5%	(30,696)	- 51.9%
Net gain on sales	(6,188)	- 12.7%	—	0.0%	—	0.0%

Total income	$48,560	100.0%	$59,477	100.0%	$59,168	100.0%

      Net interest income for the year ended December 31, 2003 decreased $10.9 million compared to 2002 due primarily to: (1) a $6.9 million increase in interest expense due primarily to: (i) $2.1 million of interest expense due to borrowings for the acquisition of HCI; (ii) $2.1 million of debt issue cost amortization on credit lines related to the acquisition of HCI and the warehousing of real estate operating partnerships for the tax credit equity business; (iii) $1.8 million of financing costs due to new securitization programs; and (iv) a $0.9 million increase in interest expense due to higher average notes payable balances; (2) a $6.2 million increase in interest expense due to the reclassification of the preferred shares distribution as interest expense in accordance with the terms of FAS 150 as of July 1, 2003; and (3) a $2.3 million increase in the accrual of interest on bonds and loans due to an increase in average loan receivable and investment in tax-exempt bond balances.

      Net interest income for the year ended December 31, 2002 was relatively unchanged compared to 2001. The most significant variances were: (1) a $8.0 million increase in collections of interest on bonds, residual interests in bond securitizations, other notes and loans due to an increase in on-balance sheet assets related to securitizations and larger average notes receivable balances; (2) a $5.9 million increase in interest expense primarily due to an increase in financing costs related to on-balance sheet securitizations and larger average notes payable balances outstanding during the year; and (3) a $1.8 million decrease in interest on short-term investments resulting from funding of operations as well as lower investment yields.

Fee Income

	For the year ended December 31,

	2003	%	2002	%	2001	%
(in thousands)
Syndication fees	$26,856	42.3%	$7,221	24.9%	$5,480	18.9%
Origination fees	6,584	10.4%	6,631	22.9%	6,451	22.3%
Loan servicing fees	7,173	11.3%	6,823	23.5%	6,982	24.1%
Asset management and advisory fees	10,336	16.3%	3,887	13.4%	2,961	10.2%
Guarantee fee income	3,614	5.7%	232	0.8%	113	0.4%
Other income	8,855	14.0%	4,203	14.5%	6,969	24.1%

Total fee income	$63,418	100.0%	$28,997	100.0%	$28,956	100.0%

      Total fee income for the year ended December 31, 2003 increased $34.4 million over 2002 due primarily to: (1) a $19.6 million increase in syndication fees due primarily to the increased volume of syndications closed; (2) a $6.5 million increase in asset management and advisory fees due primarily to tax credit equity asset management fees from TC Corp and an increase in tax credit equity and MMER assets under management; (3) a $4.7 million increase in other income due primarily to: (i) $1.7 million in prepayment fees collected from the early payment of tax-exempt bond investments; (ii) $1.6 million in fees collected on a conventional equity deal; (iii) $1.5 million in valuation service fees and other property related income from the tax credit equity business; (iv) $0.8 million collected as the result of a collateral release after the sale of a property; (v) $0.6 million of income recognized on written put options; and (vi) a $1.5 million decrease in commission income; (4) a $3.3 million increase in guarantee fee income due primarily to: (i) $2.1 million from the guaranteed tax credit funds; (ii) $1.0 million in guarantee fee income from the tax credit equity business; and (iii) $0.3 million of amortization of a guarantee fee received in the fourth quarter of 2002; and (5) a $0.4 million increase in loan servicing fees due to an increase in the size of the permanent loan portfolio serviced. The increases in fees from the tax credit equity business were chiefly attributable to the acquisition of HCI in July 2003.

      Total fee income for the year ended December 31, 2002 was relatively unchanged compared to 2001. The most significant variances were: (1) a $1.7 million increase in syndication fees due to an increase in the volume of syndications closed; (2) a $0.9 million increase in asset management and advisory fees due to an increase in tax credit equity and MMER assets under management; and (3) a $2.8 million decrease in other income due to: (i) $3.3 million of non-recurring income earned in 2001 associated with the assumption of a purchase obligation on two bonds; and (ii) a $0.2 million increase in commission fees on tax credit equity funds in 2002 due to an increase in the volume of syndications closed.

Net Gain on Sales

	For the year ended December 31,

	2003	%	2002	%	2001	%
(in thousands)
Gain for capitalized mortgage servicing rights	$1,417	13.8%	$3,167	37.0%	$3,169	38.5%
Sales and payoffs of investments	5,581	54.2%	4,915	57.4%	2,743	33.4%
Sale of investment in partnerships	2,747	26.7%	282	3.3%	2,322	28.2%
Other	548	5.3%	194	2.3%	(12)	- 0.1%

Total net gain on sales	$10,293	100.0%	$8,558	100.0%	$8,222	100.0%

      Net gain on sales for the year ended December 31, 2003 increased $1.7 million over 2002 due primarily to: (1) a $2.5 million increase in gain on sales due to the sale of investments in tax credit equity partnerships, which increased due to the acquisition of HCI; (2) a $0.7 million increase in sales and payoffs of investments due to an increase in premiums on the sale of loans to GNMA and FNMA, which was offset by a decrease in gains on the sale of tax-exempt bond investments; (3) a $0.4 million increase in other gain on sales due to a $0.7 million gain recognized for interest rate swap terminations, which was partially offset by losses on the disposal of fixed assets; and (4) a $1.8 million decrease in the gain recorded for capitalized mortgage servicing rights due to a decrease in the dollar amount of permanent loans sold and an increase in the cost of servicing assumed for the calculation of the gain.

      Net gain on sales for the year ended December 31, 2002 was relatively unchanged compared to 2001. The most significant variances were: (1) a $2.2 million increase in sales and payoffs of investments due primarily to a $1.4 million gain realized on the purchase and resale of two related investments and a $1.0 million gain on sale resulting from the restructuring of a securitization trust; and (2) a decrease of $2.0 million in the sale of investment in partnerships. The decrease in the gain on sale of investment in partnerships is due to a one-time gain of $2.3 million on the re-syndication of certain tax credits in 2001.

Operating Expenses and Amortization

	For the year ended December 31,

	2003	%	2002	%	2001	%
(in thousands)
Salaries and benefits	$41,736	64.6%	$22,678	63.0%	$21,381	59.5%
General and administrative	12,163	18.8%	7,020	19.5%	6,527	18.2%
Professional fees	4,188	6.5%	4,960	13.8%	5,501	15.3%
Amortization of intangibles	6,525	10.1%	1,314	3.7%	2,509	7.0%

	$64,612	100.0%	$35,972	100.0%	$35,918	100.0%

      Total expenses for the year ended December 31, 2003 increased $28.6 million over 2002 due primarily to: (1) a $19.1 million increase in salaries and benefits due primarily to: (i) $13.4 million of expense from HCI; (ii) a $3.4 million increase in bonus expense due to accruing at a higher bonus level than in 2002; and (iii) a $2.3 million increase in salaries and other compensation; (2) a $5.2 million increase in amortization of intangibles due primarily to: (i) $4.8 million of amortization of capitalized asset management fee contracts from HCI; (ii) a $0.2 million increase in amortization of mortgage servicing rights; and (iii) $0.1 million of amortization expense from the guaranteed tax credit funds; (3) a $5.1 million increase in general and administrative expenses due primarily to: (i) $3.8 million of expense from HCI; (ii) a $0.9 million increase due primarily to an increase in unreimbursed deal expenses and integration costs related to the acquisition of HCI; and (iii) $0.4 million of expense from the guaranteed tax credit funds; and (4) a $0.8 million decrease in professional fees due to $1.0 million of expense from HCI partially offset by a $1.6 million decrease in commission expense.

      Total expenses for the year ended December 31, 2002 were relatively unchanged compared to 2001. The most significant variances were: (1) a $1.3 million increase in salaries and benefits due to a

$2.0 million increase in salaries and other compensation, offset by a $0.7 million decrease in bonuses; and (2) a $1.2 million decrease in amortization expense due to changes in accounting guidelines relating to amortization of goodwill.

Net Holding Gains (Losses) on Derivatives and Cumulative Effect of Change in Accounting Policy

      As a result of the adoption of FAS 133, the Company recorded a negative cumulative effect adjustment of $12.3 million on January 1, 2001. The Company recorded net holding gains and (losses) for mark-to-market adjustments on derivative financial instruments of $6.3 million, ($14.9) million and ($5.6) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Impairments and Valuation Allowances Related to Investments

      In accordance with the Company’s valuation and impairment policies, the Company recorded $7.0 million in impairments and valuation allowances in 2003 related primarily to: (1) two bonds and eight taxable loans with an aggregate face amount of $39.0 million; and (2) advances to two tax credit equity funds with outstanding balances of $9.3 million. In 2002, the Company recorded $0.7 million in impairments and valuation allowances related to four bonds and one taxable loan with an aggregate face amount of $57.6 million. In 2001, the Company recorded other-than-temporary impairments of $3.3 million on two bonds with an aggregate face amount of $21.5 million.

Net Losses from Equity Investments in Partnerships

      Net losses from equity investments in partnerships remained relatively unchanged compared to 2002. The most significant variances were: (1) a $3.4 million increase from the guaranteed tax credit funds; (2) a $1.5 million increase in losses from investments in real estate operating partnerships that are being warehoused before transfer to syndicated tax credit equity funds; and (3) a $5.0 million decrease in losses from an investment in income-producing real estate partnerships and related swap partnerships. While these later investments generate cash flow to the Company in the form of quarterly distributions, on a GAAP basis they may generate a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships.

      For the year ended December 31, 2002, net losses from equity investments in partnerships increased by $1.8 million, primarily due to losses generated from investments in income-producing real estate operating partnerships and related swap partnerships made in 2002. While these investments generate cash flow to the Company in the form of quarterly distributions, on a GAAP basis for 2002 they generated a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships.

Income Tax Expense

      Income tax expense for the year ended December 31, 2003 decreased $1.6 million compared to 2002. This decrease is due primarily to a decrease in deferred tax expense caused by temporary differences related to asset management fees and syndication fees from the tax credit equity business. These differences are new in 2003 due to the acquisition of HCI.

      Income tax expense for the year ended December 31, 2002 was relatively unchanged compared to 2001. The most significant variances include a decrease in the deferred tax benefit relating to tax credits in 2002 versus 2001, partially offset by a decrease in current tax expense as a result of tax benefits derived from the Company’s equity investment in partnerships. These deductions result from depreciation expenses generated by the underlying real estate properties that collateralize the Company’s investments in partnerships.

Income Allocable to Preferred Shareholders in a Subsidiary Company

      As previously discussed, income allocable to preferred shareholders in a subsidiary company has been reclassified to interest expense for the six months ended December 31, 2003. For the year ended December 31, 2003, income allocable to preferred shareholders in a subsidiary company decreased $6.0 million compared to 2002 due to this reclassification. Total payments to preferred shareholders were $12.2 million during 2003. Of this amount, $6.0 million was recorded as income allocable to preferred shareholders and $6.2 million was recorded as interest expense due to the adoption of FAS 150. Total payments to preferred shareholders were consistent with payments of $12.0 million made during 2002.

      Income allocable to preferred shareholders in a subsidiary company increased by $1.2 million for 2002 compared to 2001. The 2002 figure reflects a full year of income allocable to the two new series of preferred shares issued in October 2001.

Discontinued Operations

      During 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $38.1 million, which resulted in a $26.8 million gain. The $26.8 million gain and $1.0 million of losses from operations of the property were classified as discontinued operations in the consolidated statements of income.

Cumulative Effect of a Change in Accounting Principle

      In December 2003, as a result of the adoption FIN 46, the Company determined that its investments in residual interests in bond securitizations represented equity interests in VIEs. The Company further determined the Company was the primary beneficiary of the VIEs and therefore needed to consolidate its investment. As a result, the Company made adjustments to (1) reclassify the Company’s residual interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on the Company’s consolidated balance sheets and (4) record the senior interest in the securitization trusts as short-term debt. The Company also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments.

Net Income

      Net income for the year ended December 31, 2003 increased $43.5 million over 2002 due primarily to: (1) a $25.7 million increase from discontinued operations; (2) a $21.2 million decrease in net holding losses on derivatives; (3) a $19.6 million increase in syndication fees; partially offset by (4) a $19.1 million increase in salaries and benefits; and (5) a $6.9 million increase in interest expense.

      Net income for the year ended December 31, 2002 increased $3.1 million over 2001, due primarily to: (1) a $3.0 million decrease in net holding losses on securities and cumulative effect of a change in accounting method; (2) a $2.5 million decrease in impairments and valuation allowances related to investments; (3) a $0.3 million increase in the Company’s operating income (total income excluding net gain on sales less total expenses) due to growth in the Company’s investments; partially offset by (4) a $1.8 million increase in net losses from equity investments in partnerships; and (5) a $1.2 million increase in income allocable to preferred shareholders in a subsidiary company.

Other Comprehensive Income

      For the year ended December 31, 2003, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $2.0 million. After a reclassification adjustment for gains of $27.5 million included in net income, other comprehensive loss for the year ended December 31, 2003 was $25.5 million and total comprehensive income was $47.0 million.

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

Related Party and Affiliate Transactions

Transactions with Mr. Joseph and the Shelter Group

      Mr. Mark K. Joseph, the Company’s Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Development Holdings, Inc. (“Shelter Holdings”), which owns a minority interest in Shelter Development, LLC and Shelter Properties, LLC (collectively, the “Shelter Group”). The Shelter Group is a real estate developer and provides property management services primarily to multifamily residential properties.

      It is the policy of the Company that Mr. Joseph abstains from any involvement in the structuring or review of any contracts or transactions between the Shelter Group and the Company in his capacity as a partner and officer in various entities of the Shelter Group and as an officer or director of the Company.

Property Management Contracts

      The Shelter Group provides management services for certain properties that serve as collateral for the Company’s tax-exempt bond investments. The Shelter Group receives fees under management contracts for properties that it manages. During 2003, 2002 and 2001, the Shelter Group had property management contracts for 8, 10 and 10 properties, respectively, that collateralize the Company’s investments.

      In accordance with the Company’s Operating Agreement, the independent members of the Company’s Board of Directors review and approve these property management contracts on an annual basis. Their review is based on information that compares the proposed fees of the Shelter Group and fees of similar property management companies in the market areas of the properties. The fees charged under these contracts were equal to or below market rates. During the years ended December 31, 2003, 2002 and 2001, these fees were approximately $1.0 million, $1.1 million and $1.1 million, respectively.

Office Space Lease

      From 1996 through February of 2003, the Company leased its headquarters office space from an affiliate of the Shelter Group. On or about February 28, 2003, the Shelter Group affiliate sold the building to a third party. The Company paid the Shelter Group $43,000, $230,000 and $208,000 in rent for this space for the years ended December 31, 2003, 2002 and 2001, respectively. This was a negotiated market rate. As of November 1, 2003, the Company vacated this space and terminated the lease.

Related Party Transactions resulting from Acquisition of Tax Credit Business from Lend Lease

      During the 15 years prior to the July 2003 acquisition of the HCI business, Lend Lease and its predecessors made and syndicated tax credit equity investments in affordable housing projects sponsored by the Shelter Group. Prior to 1996, the Shelter Group participated in these projects directly through Shelter Holdings, of which Mr. Joseph, and certain family interests, owned 100% of the equity. Since 1996, the Shelter Group has participated in these transactions through Shelter Development, LLC, in which Mr. Joseph and his family interests, acting through Shelter Holdings, have at all times owned less than a majority interest (presently approximately 34.5%). Prior to the HCI acquisition, the Company’s tax credit operating subsidiaries have engaged in two transactions with the Shelter Group. Since the HCI acquisition, the Company’s tax credit operating subsidiaries have closed one transaction with the Shelter Group and expect to close additional deals in the future. Consistent with Company policy, Mr. Joseph has not participated, and will not participate, in the structuring or negotiation of these transactions. Future transactions are expected to be consistent with the terms offered by Lend Lease to the Shelter Group prior to the acquisition of the HCI business as well as terms offered by the Company to other comparable developers with whom the Company has similar long-standing relationships. The Shelter Group receives development fees in connection with these transactions.

Southgate Crossing Partnership and Clary’s Forest Partnership

      Through its subsidiary, Midland Mortgage Investment Corporation, the Company has provided supplemental loans to the Southgate Crossing apartment project partnership, which is located in Columbia, Maryland. These supplemental loans were a part of a debt restructuring of the project. Due to the debt restructuring, which consisted of the infusion of new equity from outside parties and the supplemental loan from Midland, all of the partnership interests in this project partnership were sold to new owners in 2003. Mr. Joseph now indirectly holds a 1.5% limited partnership interest in the borrowing entity for the project. He also owns interests in two of the three general partners of the same entity, giving him a 0.67% general partner interest in the borrowing entity. One of the new owners of the partnership interests is Shelter Development, LLC, which holds a 10% partnership interest. As a result of the sale of the partnership interests to new owners, the purchase, a company that is owned 100% by Mr. Joseph received approximately $22,000 in distributions for its prior equity interest in Southgate Crossing and $151,000 in repayment of a loan. In accordance with approval procedures mandated by the Company’s Operating Agreement, the disinterested directors of the Company have reviewed and approved this transaction and found it fair to the Company based upon management’s evaluation of the supplemental loan, the sale terms of the project partnerships and other terms of the transactions, which included a review of property valuations and internally prepared valuation analysis indicating that the purchase price paid by the new owners represented fair market value.

      Since 1998, the Company has held a first mortgage bond on the Southgate Crossing property. As of December 31, 2003, the outstanding amount of this loan was $ 10.3 million. The interest rate on Southgate Crossings is a market rate.

Mr. Joseph’s ownership interest in partnerships holding “defaulted assets”

      Certain transactions with affiliates are described below under the heading “Affiliate Management and Control of Defaulted Assets.” One of these transactions is the creation by the Company of certain partnerships that hold defaulted assets. In connection with these partnerships, Mr. Joseph has a 20.04% limited partnership interest in a what the Company calls an “umbrella” partnership holding certain defaulted assets as described in more detail below. Shelter Holdings holds a 26.20% limited partnership interest in this same umbrella partnership. The umbrella partnership holds a 99% limited partnership interest in the borrowing partnership for these defaulted assets. In addition, Mr. Joseph controls and is an indirect owner in the 1% general partnership interest in the borrowing partnerships for all defaulted assets. While the purpose of this paragraph is to discuss Mr. Joseph’s interest in these transactions, the section entitled “Affiliate Management and Control of Defaulted Assets” describes the nature of these transactions and the impact on the Company.

Special Shareholder

      Shelter Holdings is personally liable for the obligations and liabilities of the Company under the Company’s Amended and Restated Certificate of Formation and Operating Agreement as the “Special Shareholder”. Under the terms of the Operating Agreement, if a business combination or change in control occurs, and the Special Shareholder does not approve the transaction, the Special Shareholder can terminate its status as the Special Shareholder. In this case, the Company would be obligated to pay $1.0 million to Shelter Holdings, as the Special Shareholder.

Transactions with Outside Directors

      Richard O. Berndt, Esq., a member of the Company’s Board of Directors, is the managing partner of the law firm Gallagher, Evelius & Jones LLP (“GEJ”). Mr. Berndt owns 7% of GEJ’s equity interest. GEJ provides legal services to the Company. Some of GEJ’s legal services are provided as part of real estate transactions and the fees charged are billed to and paid for by the borrowers. For the year ended December 31, 2003, GEJ received $0.7 million in legal fees for these transactions. For the year ended December 31, 2003, GEJ received $1.0 million in legal fees directly from the Company. These fees represented 10.5% of GEJ’s total revenues for 2003. It is anticipated that the Company will transact an equal or greater amount of business with GEJ during 2004.

Transactions with Management Directors and Executive Officers

      Charles M. Pinckney is an Executive Vice President with the Company. Through the end of 2010, the Company will pay Mr. Pinckney $32,500 per year for consulting fees earned, but deferred, prior to his becoming an employee of the Company. The Company also distributes to Mr. Pinckney approximately $7,500 per year, to the extent received by the Company, as an annuity on certain assets that the Company acquired from Whitehawk Capital LLC, a company owned by Mr. Pinckney and acquired by the Company in 2002. The Company is obligated to pay Mr. Pinckney this amount as a part of the agreement under which the Company acquired Whitehawk Capital, LLC.

      On January 1, 2000, Shelter Holdings made personal loans to Mr. Michael Falcone, President of the Company, and Mr. Gary Mentesana, Executive Vice President of the Company. Mr. Falcone’s original loan amount was approximately $542,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2003, is approximately $447,000. Mr. Mentesana’s original loan amount was $132,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2003, is approximately $90,000. The purpose of these loans was to allow Messrs. Falcone and Mentesana to purchase Company stock.

      Prior to the Company’s acquisition of MFH in 1999, Mr. Robert J. Banks, now Vice Chairman of the Board of Directors, and Mr. Keith J. Gloeckl, now Executive Vice President of the Company, assumed interests in various real estate properties related to transactions in which MFH participated that had defaulted on their financing obligations. Messrs. Banks and Gloeckl undertook the responsibility of replacing the defaulted general partners in order to protect and preserve the investments for the benefit of the tax credit investors who had participated in low-income housing tax credit funds syndicated and managed by MFH. These properties generated tax credits that were sold to, and benefited, third party investors. These properties are no longer in default. Messrs. Banks’ and Gloeckl’s interests derived from the ownership of shares in four corporations that are investors in the partnerships that control them as operating general partners. In one of the partnerships, Mr. Gloeckl acts as the managing general partner. It is very unlikely that either Mr. Banks or Mr. Gloeckl will personally profit from these transactions.

      Mr. Robert J. Banks, Vice Chairman of the Company’s Board of Directors, serves on the Board of Directors of United Bank and Trust Company, an affiliate of Synovus Financial Holdings. Through various subsidiaries, United Bank has extended to the Company a $30.0 million line of credit and the Company has deposits with United Bank of approximately $18.0 million at December 31, 2003.

Transactions with Affiliates

Affiliate Management and Control of Defaulted Assets

      From time to time, borrowers have defaulted on their debt obligations to the Company. Some of these obligations were incurred in connection with the development of properties that collateralize the Company’s tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances the Company has, after evaluating its options, chosen not to foreclose on the property. Instead, the Company has negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by and affiliated with certain officers of the Company. Following the transfer of a property to, or the replacement of the general partner with, an affiliated entity, that entity controls the defaulted asset, which serves as collateral for the debt to the Company. The Company refer to all transferees as “affiliated entities” for purposes of this discussion. These affiliated entities include partnerships in which Mr. Joseph has an interest and 501 (c) (3) corporations that have Board members and officers who are also executive officers of the Company. These officers acting as Board members and officers of the affiliated entities do not have a personal financial interest in the entities. Only Mr. Joseph has a personal financial interest in these partnerships, as described above in the section entitled “Related Party Transactions.” The Company has taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. This result is consistent with the Company’s goal of providing tax-exempt income to its shareholders. The following table outlines these affiliate relationships at December 31, 2003:

		Carrying Value of
		Company’s Investment
(in thousands)	Number of Properties Owned	at
Affiliate Entity	(directly or indirectly)	December 31, 2003

SCA Successor, Inc.(1)	3	$46,253
SCA Successor II, Inc.(1)	12	60,331
MMA Affordable Housing Corporation(2)	2	44,727
MuniMae Foundation, Inc(3)/MMA Successor I, Inc.(1)	2	11,022

Total	19	$162,333

(1)	These corporations are general partners of the operating partnerships whose property collateralizes the Company’s investments. All of these general partner investments are 1% interests in the related operating partnerships. See above for a discussion of Mr. Joseph’s interest in these general partners.

(2)	MMA Affordable Housing Corporation (“MMAHC”) is a 501(c)(3) non-profit entity organized to provide affordable housing. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of MMAHC.

(3)	MuniMae Foundation, Inc. is a private non-profit entity organized to facilitate non-profit parts of the Company’s business. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of the Foundation.

     The affiliated entities that own and operate the defaulted assets could have interests that do not fully coincide with, or could even be adverse to, the interests of the Company’s tax-exempt bond business. If any of these entities chose to act solely in accordance with their ownership interest in the defaulted assets, such as selling a property or filing a bankruptcy, the interests of the tax-exempt bondholders could be adversely impacted. In making decisions relating to the defaulted assets, the Company, by direction to its affiliates and officers, has, consistent with its overall strategy of providing largely tax-exempt income to its shareholders, elected to manage the defaulted assets in such a manner as to preserve to the greatest extent possible, the tax-exempt interest income that flows from the projects. The Company could, therefore, make a decision to defer the capital needs of a defaulted asset in favor of paying the debt service, which could adversely impact the value of the Company’s collateral.

      As part of the sale of certain taxable notes in 1998 and 1999, the Company provided a guarantee on behalf of the operating partnerships that hold these defaulted assets for the full and punctual payment of interest and principal due under the taxable notes. The face amount of these notes at December 31, 2003 was $16.2 million. The Company’s obligation under this guarantee is included in the summary of the Company’s guarantees in Note 14.

Affiliate 501(c)(3) Organizations

      Some of the Company’s properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For such bonds to remain tax-exempt, the property at all times must be owned by a 501(c)(3) organization. Accordingly, whenever one of these properties requires a workout or restructuring where a change in ownership is desirable, or where partnership interests in the Company’s bond transactions are warehoused, the Company seeks to find a qualified 501(c)(3) organization to act as owner. In order to assure that a 501(c)(3) organization will always be available, the Company helped organize and remains closely associated with MMAHC, a 501(c)(3) organization devoted to the ownership and operation of affordable housing for all citizens. MMAHC owns several of the Company’s bond financed properties and may in the future own more of such properties. This ownership accomplishes both the preservation of affordable housing and the preservation of the tax-exempt status of the Company’s bonds. The Company’s valuation, workout and other policies are the same for these properties and bonds as for all other 501(c)(3) bonds in the Company’s portfolio. The Company may from time to time make additional loans available to its 501(c)(3) borrowers or may make charitable contributions to such entities, including MMAHC. Such loans and grants must be used for the recipient’s charitable purposes, which may include payment of debt service on bonds held by the Company. Because the Company’s 501(c)(3) bonds, like most of the Company’s loans, are non-recourse, the Company values these bonds by reference to the underlying property and therefore such loans or contributions by the Company do not change the value of the bonds on the Company’s books, which is determined by reference to the underlying property.

Fees Paid to the Company from Unconsolidated Entities

Pension Funds

      The Company, through its subsidiary MMA Advisory Services, Inc. (“MAS”), manages money and provides investment advisory services to two pooled investment vehicles and several pension funds. The Group Trust is a pooled investment vehicle that primarily makes debt investments in real estate, and the MMER is a Maryland real estate investment trust is a pooled investment vehicle that makes equity investments in real estate. Both are owned by and comprised exclusively of public pension fund investors. The pension funds created these vehicles for the purpose of investing in income-producing real estate investments. To date, the Group Trust and MMER engage in business transactions only with the Company. The Group Trust provides loans and lines of credit to finance a variety of the Company’s loan products. MMER invests in income-producing real estate partnerships and also provides short-term lines of credit to the Company to finance the Company’s lending activities.

      MAS is a Federally registered investment advisor and serves as investment manager for MAHGT and MMER. MAS receives origination and advisory fees for these services. The Company’s total origination and advisory fees earned through MAS from MAHGT for the years ended December 31, 2003, 2002 and 2001 were $4.1 million, $2.5 million and $2.0 million, respectively. The Company’s fees earned through MAS from MMER for the years ended December 31, 2003, 2002 and 2001 were $1.4 million, $1.6 million and $1.4 million, respectively.

Tax Credit Investments

      Affiliates of the Company are the general partners in various partnerships (“Tax Credit Funds”) that raise funds from third party investors and then invest those funds in operating partnerships that develop, own and operate affordable apartment projects throughout the country. In return for their investment, these investors receive low-income housing tax credits under Section 42 of the Internal Revenue Code. The Company sells the limited partner interests in these Funds to the investors. The Company receives asset management fees from these Tax Credit Funds. For the years ended December 31, 2003, 2002 and 2001, the Company earned $8.9 million, $3.0 million and $2.4 million, respectively, in asset management fees, respectively.

Contributions to Tax Exempt Entities in which the Company’s Officers are Directors

      For the years ended December 31, 2003 and 2001, the Company made a $0.8 million and $0.6 million, respectively, charitable contribution to MMAHC Affordable Housing Corporation. The Company did not make a charitable contribution to this entity in 2002.

Income Tax Considerations

      MuniMae is organized as a limited liability company. This structure allows MuniMae to combine many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Therefore, the distributive share of MuniMae’s income, deductions and credits is included in each shareholder’s income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. MuniMae records cash dividends received from subsidiaries taxable as corporations as dividend income for tax purposes. Shareholders’ distributive share of dividend income from subsidiaries may qualify for the preferential 15% Federal income tax rate. Shareholders’ distributive share of MuniMae’s income, deductions and credits are reported to shareholders on Internal Revenue Service Schedule K-1.

      While the bulk of the Company’s recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in gains and losses for tax purposes. Since the Company is taxed as a partnership, these gains and losses are passed through to shareholders and are reported on each shareholder’s Schedule K-1. Until January 1, 2003, the Company had elected under Section 754 of the Internal Revenue Code to adjust the tax basis of the Company’s property on the transfer of shares to reflect the price each shareholder paid for his or her shares. As a result of the Company’s Section 754 election, for shares purchased prior to January 1, 2003, the gain and loss allocated to those shares will be determined on a shareholder-by-shareholder basis and will take into account the difference (the “Basis Difference”) between the price the shareholder paid for his or her shares and the shareholders’ proportionate share of the Company’s tax basis in its property. This means that for assets purchased by the Company prior to a shareholder’s purchase of shares, the shareholder’s tax basis in his or her proportionate share of the Company assets may be significantly different from the Company’s basis in his or her proportionate share of those same assets. Although the procedure for allocating the Basis Difference is complex, the result of the election is that each share is homogeneous, while each shareholder’s basis in his or her proportionate share of the assets of the Company may be different. Consequently, the gains and losses allocated to a shareholder that purchased his or her shares prior to January 1, 2003 may be significantly different from his or her pro rata share of the gains and losses recorded by the Company.

      In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked. The Company applied for this revocation due to the increasing administrative burden attributable to this election resulting from the increased numbers of common shareholders and the increasing frequency of events generating gain or loss and of purchases and sales of common shares.

      In May 2003, the Internal Revenue Service approved the Company’s application to revoke its election under Section 754 effective beginning with the Company’s tax year ending December 31, 2003. As a result, for common shares purchased on or after January 1, 2003, the gains and losses allocated by the Company will be based on each shareholder’s pro rata share of the Company’s gains and losses without regard to the Basis Difference. In other words, for shares purchased prior to January 1, 2003 portions of the Basis Difference may be recognized as and when the Company’s assets are sold, but would not be allocated to the purchasing shareholder. For shares purchased on or after January 1, 2003, portions of the Basis Difference recognized from time to time will be allocated to the purchasing shareholder and the over- or under-taxation that may result from the allocation will be eliminated only when the shareholder sells the shares.

      Thus, the revocation of the Section 754 election could result in a purchasing shareholder being allocated more or less income in any given year than he or she would have received if the Section 754 election remained in place; however, it is difficult to predict the precise impact of the change for individual shareholders. The revocation of the Company’s 754 election may result in shareholders who purchase shares on or after January 1, 2003, experiencing a difference in the overall character of income allocated or recognized.

      A portion of the Company’s interest income is derived from private activity bonds that for income tax purposes are considered tax preference items for purposes of the alternative minimum tax (“AMT”). AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company’s income that is exempt from Federal income tax may be different for each shareholder depending on that shareholder’s individual tax situation.

      The Company has numerous corporate subsidiaries that are subject to income taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Risk Factors

      The following discussion outlines certain general risks factors affecting the Company. Those risk factors specific to the Company’s financial instruments are discussed in “Item 7A. Qualitative and Quantitative Disclosures about Market Risk.” in this report.

      The operating results from the Company’s tax credit equity syndication business, which increased significantly as a portion of its total business as a result of the HCI acquisition, are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest revenues from that business — and thus overall — will occur in the second and fourth calendar quarters. In addition, seasonality in tax-exempt bond originations results in higher volume in the third calendar quarter and especially in the fourth calendar quarter. Because of the effect of seasonality on the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year. Furthermore, in certain quarters the Company’s payout ratio (as expressed in terms of distributions to common shareholders divided by cash available for distribution to common shareholders) may exceed 100%. While the Company’s goal is to maintain a payout ratio of approximately 80% of its annual cash available for distribution, seasonal fluctuations in cash flow may impact this ratio on a quarterly basis.

      Substantially all of the Company’s investments are illiquid. There is no regular trading market for substantially all of the Company’s investments. This lack of liquidity would be worse during turbulent market conditions or if any of the Company’s tax-exempt bonds become taxable or go into default. If the Company requires additional cash during a turbulent market, it may be necessary to sell investments on unfavorable terms. In addition, the illiquidity associated with the Company’s investments makes them hard to value and may cause significant changes in the fair value of the investments, which would be reflected in book value and other comprehensive income.

      All of the Company’s income is derived from contractual obligations, and so the Company’s income depends on the performance of the Company’s contractual counterparties. Some of the Company’s structured transactions, such as the securitization transactions, are extremely complex. The Company also engages in limited amounts of buying and selling of hedging products and mortgage instruments, including, but not limited to, buying and selling total return swaps and financial futures contracts and options on financial futures contracts and trading forward contracts in order to hedge bond purchase commitments. These instruments are complex and can produce volatile results, including margin calls. Hedging and participating in structured transactions, particularly of a complex nature, exposes the Company to the credit risks of counterparties who may in certain circumstances not pay or perform under their contracts. Accordingly, the Company cannot assure you that its investment or hedging strategies will have the desired results.

      The Company has obligations under guarantee and loss sharing agreements. As part of the Company’s regular business, it sometimes guarantees obligations of third parties and agrees to share losses, if any, with investors and other counterparties. These commitments include guarantees of payment on bank credit lines, tax indemnities to holders of preferred shares issued by one of its subsidiaries, guarantees of performance on certain financing and swap agreements and guarantees of payment and loss sharing agreements with Fannie Mae and other financial partners. The Company assumes these obligations to facilitate the completion of some investments it makes and transactions it structures, and to increase the yield it offers to shareholders and can realize itself or decrease the rate charged to the Company by investors or lenders. If the Company were required to fulfill obligations on one or more of these commitments, it would adversely affect the amount of cash that the Company would have available to make distributions to holders of the Company’s common shares.

      The Company is a party to a number of credit facilities and other borrowings that could have significant adverse effects on its business. This debt makes it more difficult to obtain additional financing on favorable terms, and requires the Company to dedicate a substantial portion of cash flows from operations to the repayment of principal and interest on debt, imposes operating and financial restrictions that may impair the Company’s ability to respond to changing business and economic conditions or to grow business and makes the Company more vulnerable to economic downturns. If the Company is unable to generate sufficient cash flows from operations in the future, it may have to refinance all or a portion of its debt and/or obtain additional financing. The Company may not be able to obtain refinancing or additional financing on favorable terms.

      The Company has limited recourse upon a tax-exempt bond default or upon the bankruptcy of a borrower under a mortgage bond. Although state or local governments or their agencies or authorities issue the tax-exempt mortgage revenue bonds that the Company owns (or which underlie many of its investments), the tax-exempt bonds are not general obligations of any state or local government. No government is liable under the tax-exempt bonds, nor is the taxing power of any government pledged to the payment of principal or interest under the tax-exempt bonds. An assignment of the related mortgage loan secures each tax-exempt bond the Company owns. The loan is secured by a mortgage on the underlying property and an assignment of rents. The owners of the underlying properties are only liable for the payment of principal and interest under the mortgage loans to the extent of the cash flow and sale proceeds from the properties. Accordingly, the revenue derived from the operation of the properties and amounts derived from the sale, refinancing or other disposition of the properties is the sole source of funds for payment of principal and interest to the Company under the tax-exempt bonds.

      The Company’s revenue may also be adversely affected by the bankruptcy of a borrower. A borrower under bankruptcy protection may be able to restructure its debt payment and stop making mortgage payments.

      The Company holds investments that have failed in the past to meet their debt service obligations and may fail to meet their obligations again in the future. At December 31, 2003, 2002 and 2001, $136.7 million, $115.5 million and $75.0 million (face value), respectively, of tax-exempt bonds and loans were on non-accrual status. Interest income recognized on these bonds and loans was $6.6 million, $9.0 million and $5.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additional interest income that would have been recognized by the Company had these bonds and loans not been placed on non-accrual status was approximately $3.7 million, $1.2 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Tax-exempt income could decrease if the focus of the Company’s business changes. If the operating segment of the business, which generates taxable income, represents a larger percentage of the Company’s business in the future or if the Company invests in a larger percentage of taxable investments, the percentage of net income that is tax-exempt could decrease significantly. Additionally, the Company receives interest income on intercompany loans made to corporate subsidiaries and it also receives dividend income from corporate subsidiaries. Unlike tax-exempt distributions from a subsidiary organized as a limited liability company that can act as a pass through entity, taxable interest income and dividend income from a corporation are not tax-exempt. The percentage of net income that is tax-exempt could decrease significantly if, and to the extent, the Company receives interest or dividends from corporate subsidiaries. Investors may be less willing to fund the Company’s operations if the after-tax return on their investment decreases, which could raise the Company’s cost of financing and decrease the amount of cash available for distribution.

      On the date of initial issuance of each of the tax-exempt bonds in which the Company invests, bond counsel, or special tax counsel, rendered its opinion to the effect that, based on the Federal income tax law in effect on the date of issuance, interest on such tax-exempt bonds was excludable from gross income for Federal income tax purposes, except with respect to any tax-exempt bond, other than a tax-exempt bond the proceeds of which are loaned to a charitable organization qualifying as a certain type of tax-exempt organization under the Federal income tax law, during any period in which such tax-exempt bond is held by a “substantial user” of the property or by a “related person” to such substantial user as such terms are described in the relevant provisions of the Federal income tax law. These opinions are typically conditioned on the compliance with state and local usury laws. For purposes of our discussion, the Company treats Federal income tax law as a body of authorities consisting of the Internal Revenue Code of 1986, as amended, Treasury Regulations issued under the Code, administrative interpretations of the Code and judicial interpretations of the Code.

      Federal income tax law establishes certain requirements which must be met by the issuer of bonds and certain other persons subsequent to the issuance of such bonds for interest to remain excluded from gross income for Federal income tax purposes. Among these continuing requirements are restrictions on the investment and use of the bond proceeds and, for bonds the proceeds of which are loaned to a certain type of tax-exempt charitable organization, the continued tax-exempt status of such charitable organization borrower. In addition, the continuing requirements include income restrictions and compliance with an arbitrage compliance certificate, regulatory agreement or similar document. Failure to comply with the continuing requirements of the Federal income tax law may cause interest on such bonds to be includable in gross income for purposes of the Federal income tax law retroactive to the date of issuance, regardless of when such non-compliance occurs. Each issuer of the bonds, as well as each conduit borrower of a tax-exempt bond, has covenanted in an arbitrage compliance certificate, regulatory agreement or similar document, that it would comply with certain procedures and guidelines designed to ensure satisfaction of the continuing requirements of the Federal income tax law. Failure to comply with these continuing requirements may cause the interest on such bonds to be includable in gross income for Federal income tax purposes, retroactive to the date of issuance, regardless of when such non-compliance occurs.

      Interest payable on certain of the participating tax-exempt bonds that the Company holds for investment depends upon the cash flow from, and proceeds upon sale of, the underlying properties. If the Internal Revenue Service determined that these participating tax-exempt bonds involved an equity investment in the respective underlying properties because of this feature, all or part of the interest on those bonds would not qualify as tax-exempt interest for Federal income tax purposes. However, to the Company’s knowledge, the Internal Revenue Service has not challenged the tax-exempt status of these participating tax-exempt bonds.

      Prior to the acquisition of the participating tax-exempt bonds, the Company’s predecessor received opinions of counsel to the effect that, based upon certain assumptions described in the opinions, more likely than not, each of these tax-exempt bonds would be treated, for Federal income tax purposes, as representing indebtedness and that no portion of the tax-exempt bond or any payments receivable thereunder would be considered (i) an equity interest in the conduit borrower, (ii) an equity interest in a venture between the Company and the conduit borrower, or (iii) an ownership interest in the underlying properties. The Company has received similar opinions with respect to the participating subordinate tax-exempt bonds and one additional tax-exempt bond that the Company acquired afterward.

      The original opinions issued with respect to certain of these tax-exempt bonds indicated that the tax-exempt bonds were, more likely than not, indebtedness, but included a qualification that no opinion was expressed with respect to the characterization of the tax-exempt bonds as indebtedness or equity under circumstances of a default. With respect to two of these tax-exempt bonds that have defaulted, but were not refunded, the Company has not received any updated opinions of counsel with respect to the issue of whether the underlying tax-exempt bonds should be treated as equity. With respect to one of these participating tax-exempt bonds that have defaulted, but were not refunded, the Company has received an updated opinion of counsel that the bonds will be treated as indebtedness. Unlike a ruling from the Internal Revenue Service, however, an opinion of counsel has no binding effect or official status of any kind, and no assurances can be given that the conclusions reached in such opinion will not be contested by the Internal Revenue Service or, if contested, will be sustained by a court. The Company will use commercially reasonable efforts to contest any adverse determination by the Internal Revenue Service on this issue. The Company will incur additional expenses if it contests any adverse determination.

      The Company will use various accounting and reporting conventions to determine each shareholder’s allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions. The Company’s allocation provisions will be respected for Federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with the partners’ “interest in the partnership.” There is no assurance that the Internal Revenue Service will agree with the Company’s various accounting methods, conventions and allocation provisions, particularly its allocation, pursuant to an election made by the Company, to shareholders of adjustments attributable to the differences between the shareholders’ purchase price of common shares and their shares of the Company’s tax basis in its assets.

      The Company operates as a partnership for Federal income tax purposes. This permits the Company to pass through most of its tax items — including taxable income, tax-exempt income, deductions, credits and other tax items — to shareholders. The listing of common shares on the New York Stock Exchange, however, causes the Company to be treated as a “publicly traded partnership” for Federal income tax purposes. As a publicly traded partnership, the Company will be taxed as a corporation for any taxable year in which less than 90% of its gross income consists of “qualifying income.” Qualifying income includes interest (including tax exempt interest), dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items.

      If, for any reason, less than 90% of the Company’s gross income constitutes qualifying income, the Company would be required to pay Federal income tax at regular corporate rates on its net income, with the exception of tax-exempt income. Also, the Company’s income, deductions, credits and other tax items would not pass through to shareholders, and shareholders would be treated as stockholders in a corporation for Federal income tax purposes. In addition, distributions by the Company to its shareholders would constitute ordinary dividend income, taxable to the shareholders to the extent of the Company’s earnings and profits, which would include tax-exempt net income, as well as any taxable net income it may have, reduced by any Federal income taxes paid. The Company would not be able to deduct the payment of these dividends.

      The Company intends to conduct business so as not to become regulated as an investment company under the Investment Company Act of 1940. The Company is exempt from registration because, directly and through majority owned subsidiaries, it is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. In order to qualify for this exemption, according to current interpretation of the staff of the Securities and Exchange Commission, the Company must maintain at least 55% of assets directly in mortgages and other liens on and interests in real estate, with the balance of assets in real estate-type interests. Unless an investment represents all of the certificates issued with respect to a pool of mortgages, the investment may be treated as separate from the underlying mortgage loans and, thus, may not be considered as a qualifying interest for purposes of the 55% requirement. Additionally, the Company must own “whole” bonds in order for our mortgage bonds to be considered qualifying interests for purposes of the 55% requirement. The Company’s residual interests and some tax-exempt bonds, however, are not qualifying interests. The requirement that the Company maintain 55% of its assets in qualifying interests may inhibit its ability to acquire assets or to securitize additional interests in the future. If the Company fails to qualify for an exemption from registration as an investment company, it would be unable to conduct business as it currently does, which could result in penalties and additional operating costs. Additionally, each of the Company’s subsidiaries must qualify individually for an exemption from registration. Even if the Company maintains its current exemption, if one or more of its subsidiaries becomes subject to registration, the Company would be unable to conduct business as it currently does.

      Environmental problems at the properties securing the Company’s investments could reduce the interest payments to the Company as well as the value of the collateral securing the investment and the investment itself. The Company’s tax-exempt bonds, residual interests in bond securitizations and investment in partnerships are generally secured by real estate. Under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is generally liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under or in such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of these substances. The costs of removal or remediation could be substantial and could negatively impact the availability of cash flow at the property level for payments on the Company’s investments. The Company has generally conducted Phase I environmental site assessments (which involve inspection without soil sampling or groundwater analysis). The Company cannot assure shareholders that the environmental assessments or inspections have revealed all environmental liabilities and problems relating to the properties or that nothing has occurred since the completion of such assessments. Additionally, the Company cannot assure investors that the properties on which no environmental assessment was conducted do not contain regulated toxic or hazardous substances. The Company expects that all investments acquired in the future will have Phase I environmental site assessments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company holds a variety of financial instruments and other investments, including available-for-sale investments in tax-exempt bonds and residual interests in bond securitizations, taxable construction, permanent and related loans, short- and long-term debt and notes payable. These financial instruments are subject to various forms of market risk including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk. The Company seeks to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels consistent with the risks the Company undertakes.

      The following is a discussion of various categories of risk that the Company may be subject to in the foreseeable future.

Real Estate Risk

      The Company’s investments in bonds and residual interests in bond securitizations are primarily collateralized by non-recourse mortgage loans on real estate properties. One of the major risks of owning investments collateralized by multifamily residential properties is the possibility that the owner of a property collateralizing the investment will not make the payments due to the Company and therefore defaults on the debt obligation. Defaults are influenced by a wide variety of factors, including, but not limited to, property performance, property management, supply and demand forces, economic trends, interest rates and other factors beyond the control of the Company. The Company may receive less income from its investments than expected due to any number of factors, including:

•	Adverse economic conditions, at the local, regional or national level, may limit the amount of rent that can be charged for rental units at the properties. Adverse economic conditions may also result in a reduction in timely rent payments or a reduction in occupancy levels.
•	Occupancy and rent levels may decrease due to the construction of additional housing units or the establishment of rent stabilization or rent control laws or similar arrangements.
•	A decline in the level of mortgage interest rates and other changes in the mortgage finance market, such as the increasing availability of zerodown payment mortgages, may encourage tenants in multifamily rental properties to purchase housing, which may reduce the demand for rental housing.
•	City, state and Federal housing programs that subsidize many of the properties impose rent limitations and may limit the ability of the operators of the properties to increase rents. This may discourage operators from maintaining the properties in proper condition during periods of rapid inflation or declining market value of the properties. In addition, the programs may impose income restrictions on tenants, which may reduce the number of eligible tenants in the properties and result in a reduction in occupancy rates. Even if a property is not subject to legal restrictions on the amount of rent that may be charged to low and moderate income tenants, rental market conditions and other factors may result in reduced rents.
•	Tenants who are eligible for subsidies or similar programs may not find the differences in rents between the subsidized or supported properties and other multifamily rental properties in the same area to be a sufficient economic incentive to reside at a subsidized or supported property, which may have fewer amenities or otherwise be less attractive as a residence.
•	Expenses at the property level, including but not limited to capital needs, real estate taxes and insurance, may increase.

      All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to the Company under its tax-exempt bond. This could affect the Company’s cash available for distribution to shareholders. The Company manages this risk through a diligent underwriting process and by carefully monitoring loan performance.

      The Company may be adversely affected by periods of economic slowdown or recession that result in declining property values or property performance, particularly declines in the value or performance of multifamily properties. Any material decline in property values weakens the value of the properties as collateral for the Company’s investments and increases the possibility of a loss in the event of a default. Additionally, some of the Company’s income comes from additional interest on participating tax-exempt bonds. The collection of additional interest may decrease in times of economic slowdown due to lower cash available from the properties. Further, many of the Company’s investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower’s ability to meet principal and interest payments. As a result of these factors, debt service on the investments, and therefore cash flow available for distribution to shareholders, is dependent upon the performance of the underlying properties. Accordingly, a decline in the performance of the related multifamily property could have a negative effect on the Company’s cash available for distribution to shareholders.

      The Company measures the performance of its tax-exempt bond portfolio, in part, by reference to the portfolio’s debt service coverage ratio, which is defined, as of a given date, as the ratio of net operating income (after real estate taxes, insurance and an allowance for capital improvements) to debt service due on the bond and related debt. In keeping with the trends in the multifamily rental market over the past several years, the debt service coverage ratio for the stabilized properties which serve as collateral for the Company’s bonds has declined from 1.23x at December 31, 2001 to 1.04x at December 31, 2003. The Company cannot predict whether or to what extent this trend will continue. To the extent that an individual property’s debt service coverage falls below 1.00x, the Company would ordinarily expect debt service to be paid out of property reserves, other resources of the property owner, if any, or resources of the tax credit equity syndicator (if applicable). The Company has attempted to mitigate the risk of bond defaults in part by: (1) sharply limiting its origination of bonds sponsored by 501(c)(3) borrowers, some of which have limited resources to support underperforming properties; (2) taking advantage of market conditions to upgrade the overall quality of the bond portfolio by selectively selling individual bonds as and when attractive opportunities present themselves; and (3) focusing the Company’s origination efforts more on bonds secured by properties benefiting from the tax credit equity, as management believes these bonds tend to perform better in economic downturns and experience lower rates of mortgage defaults.

      The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). The Company is at risk that the value of the underlying investment decreases, causing the counterparty to exercise its right to sell the investment to the Company at the specified price. As a result, the Company may be purchasing these investments for more than their market value. In addition, the counterparty might exercise their option at times unfavorable to the Company and the Company may need to liquidate investments to meet the obligation. The Company’s aggregate obligation under put options was $122.5 million and $98.5 million at December 31, 2003 and 2002, respectively.

Interest Rate Risk

      Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. The interest income collected on fixed-rate investments, interest paid on fixed-rate debt and interest collected on investments that pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates, unless the investment or debt is prepaid as discussed below. In contrast, certain of the Company’s investments in residual interests in bond securitizations and the Company’s floating rate short- and long-term debt are directly impacted by fluctuations in market interest rates. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2003, the Company’s annual net interest income on these investments and debt would have decreased by $3.2 million and $6.4 million, respectively. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2002, the Company’s annual net interest income on these investments and debt would have decreased by $4.1 million and $8.1 million, respectively. As discussed below, the Company attempts to manage this interest rate exposure through a financial risk management strategy, which currently relies heavily upon the use of interest rate swaps.

      Rising interest rate environments could reduce the demand for multifamily tax-exempt and taxable financing and tax credit equity investments, which could limit the Company’s ability to structure transactions. Conversely, falling interest rates may prompt historical renters to purchase homes, which could reduce the demand for multifamily housing. In addition, in a falling interest rate environment, demand for taxable financing could increase relative to tax-exempt financing.

      The majority of the Company’s loans receivable and notes payable related to the Company’s mortgage banking activities are generally not expected to be directly subject to interest rate risk. The Company typically provides loans to borrowers (loans receivable) by borrowing from third parties (notes payable). The Company earns net interest income that represents the difference between the interest charged to borrowers and the interest paid to the Company’s lenders. The Company typically attempts to match the terms and rates of its loans receivable and notes payable to fix the net interest income the Company will receive. However, because many of the Company’s taxable loans receivable have a fixed interest rate floor to the extent such loans are currently paying interest based on the floor rather than a percentage spread over a floating rate index, rising interest rates may cause the Company’s cost of financing such loans to increase faster than the Company’s interest income until rates on the loans rise enough to cause the spread-based rate to exceed the floor.

      Developing an effective interest rate management strategy can be complex, and no strategy can insulate the Company from all potential risks associated with interest rate changes. Management believes the majority of the Company’s interest rate risk arises in connection with: (1) certain of its residual interests in bond securitizations and senior interests in securitization trusts which are reflected as short and long term debt in the Company’s consolidated balance sheets; (2) properties warehoused prior to being placed in tax credit equity funds; and (3) to the extent not match-funded as described above, floating-rate debt used to finance the Company’s mortgage banking activities. The Company manages its interest rate exposure on its investments in certain tax-exempt bond securitizations through the use of interest rate swaps. The Company may choose not to hedge all of its floating rate exposure with hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company’s interest income and cash flows associated with these investments. Also, certain of the interest rate swap agreements are subject to risk of early termination, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the securitization trust remains in existence.

      The duration of the Company’s interest rate swaps is less than the duration of the Company’s floating rate instruments. As a result, the Company would be fully exposed to interest rate risk on its floating rate instruments if it were not able to enter into new interest rate swaps when the existing agreements expire. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire.

      In addition, there is no guarantee that the securitization trust will be in existence for the duration of the hedge, as these securitization trusts would be collapsed if the related credit enhancement or liquidity facilities are not renewed.

      The interest required to be paid on certain of the Company’s senior interests in bond securitization trusts includes a remarketing spread over a floating market interest rate. This remarketing spread varies on a weekly basis and is not mitigated by the hedging instruments discussed above. As a result, changes in the remarketing spread could result in either an increase or decrease in the Company’s interest income and cash flows associated with its residual interests in bond securitizations. At December 31, 2003, the Company’s weighted average remarketing spread was 0.12%. If the remarketing spread had changed by 50% and 100% at December 31, 2003, the Company’s annual interest income on these investments would have changed by $0.2 million and $0.5 million, respectively. At December 31, 2002, the Company’s weighted average remarketing spread was 0.16%. If the remarketing spread had changed by 50% and 100% at December 31, 2002, the Company’s annual interest income on these investments would have changed by $0.3 million and $0.6 million, respectively.

      The Company’s investments in tax-exempt bonds, residual interests in bond securitizations, and investments in derivative financial instruments are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2003, the market value of these investments would have changed by 7% and 14%, respectively. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2002, the market value of these investments would have changed by 6% and 11%, respectively. However, for the participating tax-exempt bonds for which the fair value is determined by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, economic events and conditions, and investor risk perceptions.

Credit and Liquidity Risks

      Substantially all of the Company’s tax-exempt bonds investments lack a regular trading market and are illiquid. This lack of liquidity could be exacerbated during turbulent market conditions or if any of the tax-exempt bonds become taxable or go into default. If the Company were required to raise additional cash during a turbulent market, the Company might have to liquidate its investments on unfavorable terms. In addition, the illiquidity associated with the Company’s tax-exempt bond investments can result in increased volatility in the fair value of the Company’s investments, which could impact the Company’s balance sheet and other comprehensive income (loss).

      There can also be significant credit risk assigned by investors to the types of investments held by the Company. The illiquid assets held by the Company trade at yields that can be traced to spreads over “investment grade” instruments. On occasion there may be periods of market volatility during which the market investors demand an increased credit spread over “investment grade” investments for the investments owned by the Company. During these times, the market value of the Company’s investments may decline significantly. If the investors’ required rate of return on the Company’s investments had changed 100 basis points and 200 basis points at December 31, 2003, the market value of these investments would have changed by 8% and 15%, respectively. If the investors’ required rate of return on the Company’s investments had changed 100 basis points and 200 basis points at December 31, 2002, the market value of these investments would have changed by 18% and 15%, respectively.

      Under the terms of the Company’s interest rate swap agreements with counterparties and certain other transactions (see Note 8 to the consolidated financial statements), the Company is required to maintain cash deposits with its counterparties (“margin call deposits”). The Company’s margin call deposits with counterparties were $9.1 and $26.4 million at December 31, 2003 and 2002, respectively. There is a risk that the Company could be required to liquidate investments to satisfy margin calls on its interest rate swap contracts if interest rates rise or fall dramatically. If interest rates changed by 50 and 100 basis points at December 31, 2003, the Company would be required to post additional margin call deposits of $4.7 million and $9.7 million, respectively. Additionally, the Company is exposed to the credit risks of the Company’s counterparties in the interest rate swap. The Company’s counterparties, under certain circumstances, may not pay or perform under the contracts or they may terminate the contract at times unfavorable to the Company. In addition, these agreements contain covenants related to minimum net worth and other terms and conditions. These covenants impose operating and financial restrictions that may impair the Company’s ability to respond to changing business and economic conditions or to grow its business and makes the Company more vulnerable to economic downturns.

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

Prepayment Risk

      A decrease in market interest rates may result in the redemption of an investment or a borrower prepaying or refinancing the investment prior to its stated maturity. The Company may not be able to reinvest the proceeds of the redeemed investment at an attractive rate of return. This may affect the Company’s ability to generate sufficient cash to pay distributions.

Other Risk Associated with Securitizations and Financings

      Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. In certain of the Company’s floating rate securitization trusts, investment banks provide liquidity to the trust (the “liquidity provider”) and credit enhancement to the bonds (“the credit enhancer”), which enable the senior interests to be sold to qualified institutional buyers and accredited third party investors seeking investments rated the equivalent AA- or better by Standard and Poor’s. To the extent that the credit enhancer is downgraded below AA-, either an alternative credit enhancer would be substituted to reinstate the desired investment rating or the senior interests would be marketed to qualified institutional buyers and other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company’s income. The liquidity facilities generally have one-year terms and are renewable annually by the liquidity providers. If the liquidity provider does not renew the liquidity facility, the Company would be forced to find an alternative liquidity provider, sell the senior interests as fixed-rate securities, repurchase the underlying bonds, or liquidate the underlying bond and its investment in the residual interests. Similarly, if the credit enhancer does not renew the credit enhancement facility, the Company would be forced to find an alternative credit enhancer, repurchase the underlying bonds, or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed above), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2003, $331.2 million and $115.6 million of the Company’s senior interests in securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. As of December 31, 2002, $385.4 million and $165.7 million of the Company’s senior interests in securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. Where possible, the Company has already extended in advance the liquidity and credit enhancement of the senior interests for a period of one year on each trust. Certain liquidity and credit enhancement facilities are automatically extended by one year unless the Company is otherwise notified by the liquidity provider and credit enhancer six months prior to the termination of the facilities. The expiration of each facility is staggered for certain trusts so that the annual renewals are not concentrated in any one month. The Company continues to review alternatives that would reduce and diversify credit risks.

      The majority of the Company’s borrowings under lines of credit are subject to annual renewal. If a line of credit is not renewed, the Company would be forced to find alternative debt facilities and repay the outstanding balance under the line. In order to repay borrowings under the lines of credit, the Company may need to liquidate investments at amounts and times unfavorable to the Company.

      The Company is party to a number of credit facilities and other borrowings that could have significant adverse effects on its business. This debt makes it more difficult for the Company to obtain additional financing on favorable terms and requires the Company to dedicate a substantial portion of its cash flows from operations to the repayment of principal and interest on its debt. In addition, certain of these facilities contain various restrictive covenants, including, for example, covenants related to minimum net worth, maximum leverage and interest coverage. These covenants impose operating and financial restrictions that may impair the Company’s ability to respond to changing business and economic conditions or to grow its business and makes the Company more vulnerable to economic downturns. If the Company is unable to generate sufficient cash flows from operations in the future, it may have to refinance all or a portion of its debt and/or obtain additional financing. The Company may not be able to obtain refinancing or additional financing on favorable terms.

Item 8. Financial Statements and Supplementary Data.

      The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated March 4, 2004, are listed in Item 15(a)(1) and included at the end of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

      Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that (i) its disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The Company has adopted a Code of Ethics that applies to Officers, Employees and Directors, a copy of which is available on the Company’s website at www.mmafin.com.

      The remaining information required to be furnished by Item 10 is contained in the Company’s proxy statement for its 2004 annual shareholders meeting under the captions “Information about MuniMae’s Directors,” “Identification of Executive Officers,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

Item 11. Executive Compensation.

      The information required to be furnished by Item 11 is contained in the Company’s proxy statement for its 2004 annual shareholders meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required to be furnished by Item 12 is contained in the Company’s proxy statement for its 2004 annual shareholders meeting under the same caption and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required to be furnished by Item 13 is contained in the Company’s proxy statement for its 2004 annual shareholders meeting under “Related Party Transactions and Affiliate Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      The information required to be furnished by Item 14 is contained in the Company’s proxy statement for its 2004 annual shareholders meeting under “Independent Public Accountants” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) The following is a list of the consolidated financial statements included at the end of this report:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(2) All schedules prescribed by Regulation S-X have been omitted because the required information is inapplicable or the information is presented elsewhere in the consolidated financial statements or related notes.

(3) Exhibit Index

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company dated as of August 12, 2002 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).
3.2	Amended and Restated Bylaws.
10.1	Master Repurchase Agreement among the Registrant, Trio Portfolio Investors, L.L.C., Rio Portfolio Partners, L.P., Blackrock Capital Finance, L.P., Brazos Fund, L.P. and M.F. Swapco, Inc. dated June 30, 1997 (filed as Item 7 (c) Exhibit 10.4 to the Company’s report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).
10.2	Registration Rights Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as Item 16 Exhibit 2.2 to the Company’s report on Form S-3, File No. 333-56049, filed with the Commission on January 24, 2000 and incorporated by reference herein).
10.3	Employment Agreement between the Company and Mark K. Joseph dated as of July 1, 2003.
10.4	Employment Agreement between the Company and Michael L. Falcone dated as of July 1, 2003.
10.5	Employment Agreement between the Company and Earl W. Cole, III dated as of July 1, 2003.
10.6	Employment Agreement between the Company and Keith J. Gloeckl dated as of July 1, 2003.
10.7	Employment Agreement between the Company and Robert W. McLewee dated as of July 1, 2003.
10.8	Employment Agreement between the Company and Gary A. Mentesana dated as of July 1, 2003.
10.9	Employment Agreement between the Company and Jenny Netzer dated as of July 1, 2003.
10.10	Employment Agreement between the Company and Charles M. Pinckney dated as of July 1, 2003.
11.1	Statement of Computation of Earnings Per Share.
21.1	List of Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended December 31, 2003.

On October 9, 2003, the Company filed a Form 8-K under Item 5 and furnished information under Item 7 to report the purchase agreement and press release announcing the pricing of an underwritten offering of 3,150,000 of common shares, with an over-allotment option of up to 472,500 additional shares.

On October 17, 2003, the Company filed a Current Report on Form 8-K furnished information under Items 9 and 12, containing the earnings package distributed to the securities analysts for the quarter ended September 30, 2003, an earnings press release and financial statements related to the Company’s performance for the quarter ended September 30, 2003 and a production press release related to the Company’s production volume for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

By:	/s/ MARK K. JOSEPH

Mark K. Joseph
Chief Executive Officer

Date: March 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK K. JOSEPH Mark K. Joseph	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	March 9, 2004

/s/ ROBERT J. BANKS Robert J. Banks	Vice Chairman and Director	March 9, 2004

/s/ MICHAEL L. FALCONE Michael L. Falcone	President, Chief Operating Officer and Director	March 9, 2004

/s/ WILLIAM S. HARRISON William S. Harrison	Executive Vice President and Chief Financial Officer	March 9, 2004

/s/ CHARLES BAUM Charles Baum	Director	March 9, 2004

/s/ RICHARD O. BERNDT Richard O. Berndt	Director	March 9, 2004

/s/ EDDIE C. BROWN Eddie C. Brown	Director	March 9, 2004

/s/ ROBERT S. HILLMAN Robert S. Hillman	Director	March 9, 2004

/s/ DOUGLAS A. MCGREGOR Douglas A. McGregor	Director	March 9, 2004

/s/ FRED N. PRATT, JR. Fred N. Pratt, Jr.	Director	March 9, 2004

/s/ CARL W. STEARN Carl W. Stearn	Director	March 9, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of

  Municipal Mortgage & Equity, LLC:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Municipal Mortgage & Equity and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities in 2003.

/s/ PricewaterhouseCoopers LLP

March 4, 2004

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2003	2002

ASSETS:
Investment in tax-exempt bonds, net (Note 3)	$1,043,973	$770,345
Loans receivable, net (Note 4)	497,884	418,696
Loans receivable held for sale (Note 4)	54,492	42,752
Investments in partnerships (Note 5)	282,492	99,966
Residual interests in bond securitizations (Note 6)	—	11,039
Investment in derivative financial instruments (Note 7)	2,563	18,762
Cash and cash equivalents	50,826	43,745
Interest receivable	16,843	16,157
Restricted assets (Note 8)	75,525	40,318
Other assets	79,390	46,592
Mortgage servicing rights, net (Note 9)	10,967	11,009
Goodwill	107,505	33,500
Intangible assets	27,159	37

Total assets	$2,249,619	$1,552,918

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Notes payable (Note 10)	$646,096	$450,924
Short-term debt (Note 10)	371,881	219,945
Long-term debt (Note 10)	190,090	147,357
Preferred shares subject to mandatory redemption (Note 11)	168,000	—
Tax credit syndication guarantee liability (Note 12)	151,326	—
Residual interests in bond securitizations (Note 6)	—	1,447
Investment in derivative financial instruments (Note 7)	15,287	49,359
Accounts payable and accrued expenses	17,506	7,436
Interest payable	9,581	6,677
Unearned revenue and other liabilities	38,017	19,250
Distributions payable	—	2,994

Total liabilities	1,607,784	905,389

Commitments and contingencies (Note 14)	—	—
Preferred shareholders’ equity in a subsidiary company (Note 11)	—	160,465
Shareholders’ equity:
Common shares, par value $0 (35,926,099 shares authorized, including 32,592,093 shares issued and outstanding, and 39,701 deferred shares at December 31, 2003 and 29,083,599 authorized, 25,571,580 shares issued and outstanding, and 29,844 deferred shares at December 31, 2002)	654,700	471,946
Less common shares held in treasury at cost (124,715 and 55,444 at December 31, 2003 and December 31, 2002, respectively)	(2,615)	(857)
Less unearned compensation (deferred shares) (Note 17)	(3,992)	(3,274)
Accumulated other comprehensive income	(6,258)	19,249

Total shareholders’ equity	641,835	487,064

Total liabilities and shareholders’ equity	$2,249,619	$1,552,918

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	For the year ended December 31,

	2003	2002	2001

INCOME:
Interest income
Interest on bonds and residual interests in bond securitizations	$61,413	$59,923	$53,443
Interest on loans	35,706	34,895	33,340
Interest on short-term investments	1,137	1,255	3,081

Total interest income	98,256	96,073	89,864

Fee income
Syndication fees	26,856	7,221	5,480
Origination fees	6,584	6,631	6,451
Loan servicing fees	7,173	6,823	6,982
Asset management and advisory fees	10,336	3,887	2,961
Guarantee fees	3,614	232	113
Other income	8,855	4,203	6,969

Total fee income	63,418	28,997	28,956

Net gain on sales	10,293	8,558	8,222

Total income	171,967	133,628	127,042

EXPENSES:
Interest expense	43,508	36,596	30,696
Interest expense on preferred shares (Note 11)	6,188	—	—
Salaries and benefits	41,736	22,678	21,381
General and administrative	12,162	7,020	6,527
Professional fees	4,188	4,960	5,501
Amortization of intangibles	6,525	1,314	2,509

Total expenses	114,307	72,568	66,614

Net holding gains (losses) on derivatives	6,322	(14,863)	(5,572)
Impairments and valuation allowances related to investments	(6,983)	(730)	(3,256)
Net losses from equity investments in partnerships	(3,173)	(3,057)	(1,279)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	53,826	42,410	50,321
Income tax (benefit) expense	(138)	1,484	1,383

Net income before income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	53,964	40,926	48,938
Income allocable to preferred shareholders in a subsidiary company (Note 11)	(5,989)	(11,977)	(10,779)

Net income before cumulative effect of accounting change and discontinued operations	47,975	28,949	38,159
Discontinued operations	25,748	—	—
Cumulative effect of a change in accounting principle	(1,228)	—	(12,277)

Net income	$72,495	$28,949	$25,882

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENTS OF INCOME — (Continued)
(In thousands, except share and per share data)

	For the year ended December 31,

	2003	2002	2001

Net income allocated to:
Preferred shares:
Series I	$—	$—	$720

Series II	—	—	109

Preferred capital distribution shares:
Series I	$—	$—	$324

Series II	—	—	16

Term growth shares	$—	$153	$866

Common shares	$72,495	$28,796	$23,847

Basic earnings per share:
Preferred shares:
Series I	$—	$—	$57.05

Series II	$—	$—	$22.51

Preferred capital distribution shares:
Series I	$—	$—	$49.22

Series II	$—	$—	$7.44

Common shares:
Earnings before discontinued operations and cumulative effect of accounting change	$1.63	$1.16	$1.70
Discontinued operations	0.88	—	—
Cumulative effect of a change in accounting principle	(0.04)	—	(0.58)

Basic earnings per common share	$2.47	$1.16	$1.12

Weighted average common shares outstanding	29,397,521	24,904,437	21,204,209
Diluted earnings per share:
Common shares:
Earnings before discontinued operations and cumulative effect of accounting change	$1.61	$1.13	$1.66
Discontinued operations	0.87	—	—
Cumulative effect of a change in accounting principle	(0.04)	—	(0.57)

Diluted earnings per common share	$2.44	$1.13	$1.09

Weighted average common shares outstanding	29,766,032	25,473,815	21,804,186

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the year ended December 31,

	2003	2002	2001

Net income	$72,495	$28,949	$25,882

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	1,973	1,536	(6,951)
Reclassification adjustment for (gains) losses included in net income	(27,480)	(4,887)	8,086

Other comprehensive income (loss)	(25,507)	(3,351)	1,135

Comprehensive income	$46,988	$25,598	$27,017

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Preferred Capital
			Distribution
	Preferred Shares		Shares		Term				Accumulated Other
					Growth	Common	Treasury	Unearned	Comprehensive
	Series I	Series II	Series I	Series II	Shares	Shares	Shares	Compensation	Income (Loss)	Total

Balance, January 1, 2001	$9,594	$4,868	$3,489	$1,268	$197	$328,990	$(944)	$(4,144)	$21,465	$364,783
Net income	720	109	324	16	866	23,847	—	—	—	25,882
Unrealized gains on investments, net of reclassifications	—	—	—	—	—	—	—	—	1,135	1,135
Distributions	(602)	(1,101)	(237)	(440)	(834)	(35,195)	—	—	—	(38,409)
Purchase of treasury shares	(2,798)	(1,550)	(1,024)	(433)	—	(1,363)	—	—	—	(7,168)
Reissuance of treasury shares	—	—	—	—	—	(32)	32	—	—	—
Options exercised	—	—	—	—	—	2,558	—	—	—	2,558
Issuance of common shares	—	—	—	—	—	85,992	—	—	—	85,992
Deferred shares issued under the
Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	151	—	—	—	151
Deferred share grants (Note 17)	—	—	—	—	—	1,418	—	(1,418)	—	—
Amortization of deferred compensation (Note 17)	—	—	—	—	—	—	—	1,417	—	1,417
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—	367	—	—	—	367

Balance, December 31, 2001	6,914	2,326	2,552	411	229	406,733	(912)	(4,145)	22,600	436,708
Net income	—	—	—	—	153	28,796	—	—	—	28,949
Unrealized losses on investments, net of reclassifications	—	—	—	—	—	—	—	—	(3,351)	(3,351)
Distributions	(115)	(15)	(49)	(1)	(382)	(42,683)	—	—	—	(43,245)
Purchase of treasury shares	(6,799)	(2,311)	(2,503)	(410)	—	(7,275)	—	—	—	(19,298)
Options exercised	—	—	—	—	—	3,541	—	—	—	3,541
Issuance of common shares	—	—	—	—	—	81,286	—	—	—	81,286
Reissuance of treasury shares	—	—	—	—	—	(55)	55	—	—	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	190	—	—	—	190
Deferred share grants (Note 17)	—	—	—	—	—	830	—	(830)	—	—
Amortization of deferred compensation (Note 17)	—	—	—	—	—	—	—	1,701	—	1,701
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—	583	—	—	—	583

Balance, December 31, 2002	—	—	—	—	—	471,946	(857)	(3,274)	19,249	487,064
Net income	—	—	—	—	—	72,495	—	—	—	72,495
Unrealized losses on investments, net of reclassifications	—	—	—	—	—	—	—	—	(25,507)	(25,507)
Distributions	—	—	—	—	—	(51,756)	—	—	—	(51,756)
Purchase of treasury shares	—	—	—	—	—	1,758	(1,758)	—	—	—
Options exercised	—	—	—	—	—	1,180	—	—	—	1,180
Issuance of common shares	—	—	—	—	—	155,457	—	—	—	155,457
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	240	—	—	—	240
Deferred share grants (Note 17)	—	—	—	—	—	3,665	—	(3,665)	—	—
Forfeiture of deferred shares	—	—	—	—	—	(475)	—	475	—	—
Amortization of deferred compensation (Note 17)	—	—	—	—	—	—	—	2,472	—	2,472
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—	190	—	—	—	190

Balance, December 31, 2003	$—	$—	$—	$—	$—	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Preferred Capital
	Preferred Shares		Distribution Shares		Term
					Growth	Common	Treasury
	Series I	Series II	Series I	Series II	Shares	Shares	Shares

Balance, January 1, 2001	14,933	7,226	7,798	3,164	2,000	17,655,737	60,839
Redemption of preferred shares	(3,938)	(4,050)	(2,056)	(1,773)	—	—	—
Reissuance of treasury shares	—	—	—	—	—	1,509	(1,509)
Options exercised	—	—	—	—	—	147,800	—
Issuance of common shares	—	—	—	—	—	3,933,920	—
Issuance of common shares under employee share incentive plans (Note 17)	—	—	—	—	—	74,847	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	6,423	—

Balance, December 31, 2001	10,995	3,176	5,742	1,391	2,000	21,820,236	59,330
Redemption of preferred shares	(10,995)	(3,176)	(5,742)	(1,391)	(2,000)	—	—
Options exercised	—	—	—	—	—	192,031	—
Issuance of common shares	—	—	—	—	—	3,436,463	—
Reissuance of treasury shares	—	—	—	—	—	3,886	(3,886)
Issuance of common shares under employee share incentive plans (Note 17)	—	—	—	—	—	85,774	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	7,590	—

Balance, December 31, 2002	—	—	—	—	—	25,545,980	55,444
Options exercised	—	—	—	—	—	64,250	—
Purchase of treasury shares	—	—	—	—	—	(69,271)	69,271
Issuance of common shares	—	—	—	—	—	6,844,082	—
Issuance of common shares under employee share incentive plans (Note 17)	—	—	—	—	—	112,181	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	9,857	—

Balance, December 31, 2003	—	—	—	—	—	32,507,079	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,495	$28,949	$25,882
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	5,989	11,977	10,779
Cumulative effect of a change in accounting principle	1,228	—	12,277
Net holding (gains) losses on trading securities	(6,322)	14,863	3,457
Impairments and valuation allowances related to investments	6,983	730	3,153
Amortization of guarantee liability	(2,151)	—	—
Net gain on sales	(10,486)	(8,558)	(5,546)
Loss on disposal of fixed assets	193	—	—
Loss from investments in partnerships	3,173	3,057	1,279
Distributions received from investments in partnerships	8,942	497	205
Net amortization of premiums, discounts and fees on investments	(14)	(203)	248
Depreciation and amortization	10,825	1,856	2,883
Discontinued operations	(25,748)	—	—
Tax benefit from deferred share compensation	190	583	367
Deferred share compensation expense	2,472	1,701	1,417
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	279	224	178
Net change in assets and liabilities:
Increase in interest receivable	(686)	(298)	(5,881)
Increase in other assets and goodwill	(16,272)	(3,651)	(27,835)
Increase in accounts payable, accrued expenses and other liabilities	15,311	4,349	5,465

Net cash provided by operating activities	66,401	56,076	28,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(191,953)	(191,619)	(159,969)
Loan originations	(430,456)	(384,787)	(459,253)
Acquisition of HCI	(105,337)	—	—
Acquisition of an unconsolidated subsidiary	—	(1,100)	—
Purchases of property and equipment	(2,456)	(290)	(2,096)
Proceeds from the sale of property and equipment	9	—	—
Net investment in restricted assets	11,505	(23,387)	8,502
Principal payments received on tax exempt bonds and loans	386,698	364,755	397,304
Investments in partnerships	(195,913)	(123,351)	(15,543)
Return of capital invested in partnerships	97,567	25,328	18,666
Termination of derivative financial instruments	(10,809)	—	—
Proceeds from sales of investments	72,583	33,149	5,188

Net cash used in investing activities	(368,562)	(301,302)	(207,201)

MUNICIPAL MORTGAGE & EQUITY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In thousands)

	For the year ended December 31,

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	985,252	711,002	674,030
Repayment of credit facilities	(790,080)	(680,141)	(578,542)
Proceeds from tax credit syndication investors	15,417	—	—
Proceeds from short-term debt	31,835	179,700	48,970
Repayment of short-term debt	(71,775)	(38,315)	(11,700)
Proceeds from long-term debt	60,749	13,063	131,130
Repayment of long-term debt	(18,016)	(587)	(67,148)
Issuance of common shares	155,418	77,821	82,645
Issuance of preferred shares in a subsidiary company	—	—	22,801
Redemption of preferred shares	—	(19,298)	(7,168)
Proceeds from stock options exercised	1,180	3,541	2,558
Distributions to common shares	(51,756)	(43,245)	(38,409)
Distributions to preferred shareholders in a subsidiary company	(8,982)	(11,943)	(10,425)

Net cash provided by financing activities	309,242	191,598	248,742

Net increase (decrease) in cash and cash equivalents	7,081	(53,628)	69,869
Cash and cash equivalents at beginning of period	43,745	97,373	27,504

Cash and cash equivalents at end of period	$50,826	$43,745	$97,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$40,801	$22,684	$33,727

Income taxes paid	$212	$1,109	$1,173

DISCLOSURE OF NON-CASH ACTIVITIES:
Disposal of advance to related party	$—	$2,618	$—

Contribution of investment in partnership to a subsidiary	$—	$—	$4,584

Issuance of common stock in connection with the acquisition of an unconsolidated subsidiary	$—	$100	$—

Issuance of common stock in connection with MFH acquisition	$—	$3,331	$3,320

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

      Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including: equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts (“CDD bonds”) to finance the development of community infrastructure supporting single-family housing or commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes.

      The Company is also a tax credit syndicator and a mortgage banker. As a syndicator, the Company acquires and sells to investors interests in partnerships that receive low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit funds and for managing the low-income housing tax credit funds it has syndicated. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

      MuniMae was organized in 1996 as a Delaware limited liability company. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for Federal income tax purposes, MuniMae is not itself subject to Federal and, in most cases, state and local income taxes. Instead, each shareholder must include his or her distributive share of MuniMae’s income, deductions and credits on the shareholder’s income tax return. Most of the Company’s mortgage banking and tax credit syndication activities are conducted through subsidiaries classified as corporations for Federal income tax purposes, which do not have the pass-through income features of a partnership.

Basis of Presentation

      The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). The presentation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

      The following is a summary of the Company’s significant accounting policies.

Consolidation

      The consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries and its majority owned subsidiaries and other entities that require consolidation under GAAP. All significant intercompany balances and transactions have been eliminated.

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

      The Company invests in other housing-related securities, including tax-exempt bonds issued by community development districts to finance the development of infrastructure supporting single-family housing developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.

      The Company’s sources of capital to fund these lending activities include proceeds from equity and debt offerings, securitizations, notes and warehousing facilities with various pension funds and commercial banks, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees from originating the bonds and servicing the bonds during the construction period, respectively.

General Terms of Tax-Exempt Bonds

      The Company’s rights under the bonds it holds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the Company to secure the payment of principal and interest under the bonds. The mortgage loans are first mortgage or subordinate loans on multifamily housing developments and are generally nonrecourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arm-length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Non-participating bonds, which account for the great majority of the Company’s tax-exempt bonds (see Note 3), provide for payment of a fixed rate of interest. Participating bonds have additional interest features that allow the Company to participate in the growth of the underlying property. The participating bonds provide for payment of additional interest from available cash flow of the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond and are set forth in the bond documents. Certain participating and non-participating bonds are considered subordinate bonds, as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

      The CDD bonds which the Company acquires finance the development of community infrastructure supporting single-family housing developments and are secured by specific payments or assessments pledged by the local improvement district that issues the bonds.

      Principal payments on the bonds, if any, are received in accordance with amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance will be required to be repaid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as the Company may require. The mortgage loans are non-assumable except with the consent of the Company. The bonds typically contain provisions that prohibit prepayment of the bond for a specified period of time.

Securitization Programs

      The Company securitizes assets in order to enhance its overall return on its investments and to generate proceeds that, along with other sources of capital, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

Summary of Major Securitization Programs

      To date, the Company securitizes mortgage bonds in its portfolio primarily through four programs: (1) the Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATsSM”) program, (2) a tender option bond program with the Federal Home Loan Mortgage Corporation (“Freddie Mac”), (3) a securitization program utilizing MBIA Insurance Corporation (“MBIA”) credit enhancement and (4) a securitization program for CDD bonds utilizing Compass Bank as the credit enhancement provider. The Company securitizes assets by depositing bonds into a trust or structuring a transaction whereby a third party deposits bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, a remarketing agent typically resets the rate on the senior certificates weekly. To increase the attractiveness of the senior certificates to investors, the credit of the senior certificates is enhanced or the credit of the bond underlying the senior certificates is enhanced. The residual interests retained by the Company are subordinate securities and receive the residual interest on the bonds after the payment of all fees and the senior certificate interest. For certain programs, a counterparty provides liquidity to the senior certificates. In such programs, liquidity advances would be used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events. The Company also enters into various forms of interest rate protection in conjunction with these securitization programs (See “Financial Risk Management and Derivatives” below in this Note).

Term Securitization Facility

      In March 1999, the Company securitized $67.0 million in bonds through a long-term securitization trust (“Term Securitization Facility”). In July 2001, the Company refinanced the Term Securitization Facility. The result of the refinancing was a reduction of the principal amount of the outstanding bonds in the facility from $67.0 million to $45.0 million. The Term Securitization Facility issued two classes of certificates, Class A and Class B. The Class A certificates, which are senior to the Class B certificates, were sold to qualified third party investors and bear interest at a fixed tax-exempt rate of 4.95% per annum through the remarketing date, August 15, 2005. The interest rate will be reset on the remarketing date to the lowest rate that would result in the sale of the Class A certificates at par plus any appreciation in the value of the underlying bonds attributable to the Class A certificates. The Company owns the Class B certificates. The Class B certificates receive the residual interest from the Term Securitization Facility after payment of (1) trustee fees and expenses, (2) all interest and any principal due on the Class A certificates in accordance with the terms of the documents and (3) servicing fees. The Term Securitization Facility is subject to optional liquidation in whole, but not in part, on each February 15, May 15, August 15 and November 15, at the direction of a majority of the Class B certificate holders. The Class A certificates are subject to mandatory tender on the remarketing date. The Term Securitization Facility terminates on August 1, 2008. The Company receives a fee of 0.15% of the weighted average balance of the trust certificates outstanding per annum for acting as the servicer of the Term Securitization Facility. In conjunction with this transaction, a subsidiary of the Company provides credit enhancement for the bonds and liquidity support for the Class A certificates in the Term Securitization Facility. In fulfillment of the credit enhancement obligation, the Company pledged assets as collateral to the Term Securitization Facility.

FSA Securitization Facility

      In February 1995, the Company refunded 11 bonds with an aggregate principal amount of $126.6 million into Series A Bonds and Series B Bonds with aggregate principal amounts of $67.7 million and $58.9 million, respectively. The Series A Bonds, which are senior to the Series B Bonds, were credit enhanced by Financial Security Assurance Inc. (“FSA”) and sold to qualified third party investors. The Series A Bonds bear interest at various fixed rates ranging from 7.05% to 7.40% per annum. The Series A

Bonds mature January 1, 2030 and are subject to mandatory sinking fund redemptions. The Company retained the Series B Bonds. The Series B Bonds mature January 1, 2030.

Other Securitization Programs

      From time to time, the Company securitizes a single bond investment with a new counterparty. The terms of these securitizations have been similar to the programs described in the “Summary of Major Securitization Programs” discussed above.

Management of Counterparty Risk

      As illustrated by the table below, in establishing and managing its securitization programs, the Company endeavors to maintain a diverse array of capital partners:

				December 31, 2003
(in thousands)
					Face
					Amount		Percentage of
		Provider of			of Senior	Fair Value of	Total Senior
	Nature of	Credit	Provider of	Fair Value of	Security	Residual	Securities
Sponsor	Senior Security	Enhancement	Liquidity	Total Bonds	Outstanding	Interest	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	short-term, floating rate, weekly reset	Merrill Lynch or Fannie Mae	Merrill Lynch	$229,320	$220,641	$8,679	37.1%

Freddie Mac	fixed	Freddie Mac	Freddie Mac	87,060	64,085	22,975	10.8%

MBIA	short-term, floating rate, weekly reset	MBIA	Bayerische Landesbank	139,266	138,910	356	23.4%

Term Debt	fixed	MMA Credit Enhancement I, LLC	MMA Credit Enhancement I, LLC	41,603	44,283	(2,680)	7.4%

CDD	fixed	Compass Bank	Compass Bank	43,019	41,946	1,073	7.1%

Other	weekly reset or fixed	Various	N/A	17,866	17,740	126	3.0%

Subtotal				558,134	527,605	30,529	88.8%

Off Balance Sheet Securitizations:
Merrill Lynch(2)	short-term, floating rate, weekly reset	Merrill Lynch or Fannie Mae	Merrill Lynch	—	—	—	0.0%

FSA Bonds	fixed	FSA	N/A	117,737	67,200	50,537	11.2%

Subtotal				117,737	67,200	50,537	11.2%

Total				$675,871	$594,805	$81,066	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
(in thousands)
		Face
		Amount		Percentage of
		of Senior	Fair Value of	Total Senior
	Fair Value of	Security	Residual	Securities
Sponsor	Total Bonds	Outstanding	Interest	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	$62,695	$60,605	$2,090	10.4%

Freddie Mac	91,290	68,970	22,320	11.8%

MBIA	146,624	147,010	(386)	25.2%

Term Debt	42,829	44,892	(2,063)	7.7%

CDD	—	—	—	0.0%

Other	17,612	17,740	(128)	3.0%

Subtotal	361,050	339,217	21,833	58.1%

Off Balance Sheet Securitizations:
Merrill Lynch(2)	187,404	177,812	9,592	30.4%

FSA Bonds	119,188	67,400	51,788	11.5%

Subtotal	306,592	245,212	61,380	41.9%

Total	$667,642	$584,429	$83,213	100.0%

(1)	This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.

(2)	As a result of adoption of FIN 46, these were recorded on the Company’s balance sheet at December 31, 2003.

Fannie Mae Credit Enhancement

      The Company participates in a structured finance program developed by Federal National Mortgage Association (“Fannie Mae”) to facilitate the credit enhancement of bonds for which risk is shared by Fannie Mae and the Company. Under this program, Fannie Mae provides credit enhancement to the assets in a cross-collateralized pool. In order to provide credit enhancement to the bonds secured by this facility, the Company pledged additional collateral to this facility. The Company is required to post collateral as part of the risk sharing agreement. To date, the Company has credit enhanced $100 million in bonds through this program. This program is open-ended, which allows the Company to add additional assets to the program.

Collateral

      In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without posting additional collateral, the Company has pledged additional bonds, taxable loans and cash and cash equivalents as collateral for senior interests in certain securitization trusts and credit enhancement facilities. The following table summarizes the carrying amount of the bonds, taxable loans and cash and cash equivalents pledged as collateral for the programs discussed above.

	Carrying Value at
	December 31,

	2003	2002
(in thousands)
Merrill Lynch P-FLOATs	$170,991	$190,462
MBIA	90,874	86,366
Term Securitization Facility	40,566	41,816
Fannie Mae	28,684	28,595
FSA	—	—
Other	—	—

Total(1)	$331,115	$347,239

(1)	This table reflects collateral pledged for the securitization and credit enhancement facilities discussed above. The Company has other assets pledged as collateral to secure other programs, as discussed in Notes 3, 4, and 8.

     The Company’s significant accounting policies that directly relate to the investment in tax-exempt bonds and residual interests in bond securitizations are described below.

Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations

      Investment in tax-exempt bonds and residual interests in bond securitizations (collectively, “investments in bonds”) are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). All investments in bonds are classified and accounted for as available-for-sale debt securities and are carried at fair value; unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an ongoing basis the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company’s policy discussed in the “Other-Than-Temporary Impairments and Valuation Allowances on Investments” section of this Note 1.

      In December 2003, as a result of the adoption of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (discussed further under “New Accounting Pronouncements” in this Note 1), the Company determined that its investments in residual interests in bond securitizations represented equity interests in variable interest entities (“VIEs”). The Company further determined the Company was the primary beneficiary of the VIEs and therefore needed to consolidate its investment. As a result, the Company made adjustments to (1) reclassify the Company’s residual interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on the Company’s consolidated balance sheets and (4) record the senior interests in the securitization trusts as short-term debt. The Company also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments.

      The Company determines the fair value of bonds that participate in the net cash flow and net capital appreciation of the underlying properties and/or that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. The Company bases the fair value of all other bonds and residual interests in bond securitizations on quotes from external sources, such as brokers, for these or similar investments.

      The Company recognizes base interest on the bonds as revenue as it accrues. Interest income in excess of the base interest (“Participation Interest”) may be available to the Company through participation features of a bond. Participation Interest is recognized as income when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. The Company applies interest payments on non-accrual bonds first to previously recorded accrued interest and, once previously accrued interest is satisfied, as interest income when received. The accrual of interest income is reinstated once a bond’s ability to perform is adequately demonstrated and all interest has been paid.

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

Securitization Transactions

      For financial reporting purposes, the Company accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and FIN 46 (discussed under New Accounting Pronouncements in this Note 1). As a result, the Company accounts for its securitizations as financing transactions. Under financing accounting, the bond securitized is included in the Company’s investments in tax-exempt bonds and the senior interest in the securitization trust is recorded as short-term or long-term debt on the Company’s consolidated balance sheets.

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

Syndication of Low-Income Housing Tax Credits

      The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. The Company earns fees for providing these guarantees. The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated.

      The Company’s significant accounting policies that directly relate to the syndication of low-income housing tax credits are described below.

Syndication and Guarantee Fees

      Syndication and guarantee fees are considered earned and are recognized as income upon receipt of the initial cash payment from investors into the syndicated low-income housing tax credit funds, provided all of the following have occurred: (1) the investor has made a significant down payment; (2) the properties for funds are identified; (3) a firm contract exists that requires an investor to fund capital contribution installments; (4) all services required to earn the fee have been performed to contract specifications; and (5) all appropriate documents have been executed.

Asset Management Fees

      The amount of asset management fees due to the Company is outlined in the tax credit equity syndication fund documents. The asset management fees are paid from available cash from the tax credit equity funds. The Company records asset management fees into income when the amount that the Company will receive is determinable and collection is reasonably assured.

Financing Accounting for Guaranteed Tax Credit Equity Funds

      When the Company provides a guarantee in connection with the syndication of a tax credit equity fund, the Company is considered to have continuing involvement with the assets of that fund and to have effective control over the assets in the fund. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company reports the net assets of the funds, consisting primarily of restricted cash and investments in partnerships, in the Company’s consolidated balance sheet. In addition, the investor capital contributions to the funds are reported as a tax credit equity guarantee liability on the Company’s consolidated balance sheet. The net income (loss) from the tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. The Company’s guarantee liability may expire based on the achievement of certain targets by the underlying properties in the fund or may be outstanding for the life of the fund. When the Company’s liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved as the guarantees expire and the related underlying investment in the property partnership is de-recognized. Any difference between the carrying value of the de-recognized investment in the partnership and the guarantee liability is reflected as a gain or loss on sale and reported in the Company’s consolidated statement of income. For funds in which the Company’s guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and is reported in guarantee fees in the Company’s consolidated statement of income.

Mortgage Banking Activities

      The Company engages in a variety of mortgage banking activities. These activities include the origination, investment in and servicing of investments in multifamily housing and other real estate financings, both for its own account and on behalf of third parties.

      The Company originates equity financing and taxable construction, permanent and supplemental loans to the multifamily housing industry. Supplemental loans include:

•	Pre-development loans, which are project-specific short-term loans for qualifying, early stage pre-development expenditures and are structured to be repaid by the first installments of equity or construction financing; and

•	Term loans, lines of credit and workout loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Term loans, lines of credit and workout loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.

      Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, assignment of syndication proceeds, assignment and pledges of developer fees, assignment and pledge of cash flows from properties and corporate and personal guarantees.

      The Company’s sources of capital to fund its mortgage banking activities include notes and warehousing facilities with various pension funds and commercial banks, various lines of credit with commercial banks and finance companies and working capital. The Company generates profit from the difference between the interest earned on its loans and the interest due under its notes payable and other funding sources. In certain instances, the Company also earns (1) origination fees, (2) loan servicing fees or, in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.

      The Company has established relationships with pension funds through the Midland Affordable Housing Group Trust (the “Group Trust”) and the Midland Multifamily Equity REIT (“MMER”). The Group Trust was established by a group of pension funds for the purpose of investing in income-producing real estate investments. The Group Trust provides loans and lines of credit to finance a variety of the Company’s loan products. MMER is a Maryland real estate investment trust established by a group of pension funds including those invested in the Group Trust. MMER provides the Company short-term lines of credit to finance the Company’s lending activities, in addition to acquiring equity investments in income-producing real estate partnerships. From time to time the pension funds make direct investments in debt or equity financings originated by the Company. In addition, both the Group Trust and the individual pension fund members of the Group Trust provide credit support for short-term credit facilities of the Company. A subsidiary of Midland Financial Holdings, Inc., (together with its subsidiaries, “MFH”, except where otherwise indicated), a wholly owned subsidiary of MuniMae, is the investment manager for the Group Trust and MMER and receives advisory fees for these services. The Company also earns origination fees on the placement of permanent loans with the Group Trust and on the placement of equity interests in real estate partnerships with MMER.

      A subsidiary of MFH is a Fannie Mae Delegated Underwriter and Servicer (“DUS”). A majority of the construction loans originated by the Company are underwritten and structured so as to be eligible for sale to Fannie Mae as or shortly after the loans are converted to permanent loans. The Company usually retains the mortgage servicing rights on the permanent loans which it sells to third parties.

      As a Fannie Mae DUS lender, MFH may share in losses relating to under-performing real estate mortgage loans delivered to Fannie Mae (see Note 14). More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan originated by MFH and sold to Fannie Mae, MFH may be required to make servicing advances to Fannie Mae. Also, MFH may participate in a deficiency after foreclosure. As a DUS lender, MFH must maintain a minimum net worth, liquidity and collateral with a custodian. Its financial exposure, however, is subject to certain deductibles and loss limits. The servicing portfolio balance originated through the DUS program was $875.0 million and $752.6 million at December 31, 2003 and 2002, respectively. MFH is indemnified by the Group Trust against losses it may incur in connection with its servicing of $308.5 million of these loans. As of December 31, 2003, the Company had not incurred any losses on this portfolio.

      A subsidiary of MFH is a Federal Housing Administration (“FHA”) and US Department of Housing and Urban Development (“HUD”) approved mortgagee and is an approved lender under HUD’s Multifamily Accelerated Processing (“MAP”) program. As a MAP lender, the Company is responsible for underwriting and recommending loans to FHA/ HUD for mortgage insurance. As a FHA/ HUD approved mortgagee, the Company must maintain a minimum net worth.

      A subsidiary of MFH is also a Government National Mortgage Association (“GNMA”) approved securities issuer, seller and servicer. All loans originated under HUD programs are securitized through the GNMA Mortgage Backed Security (“MBS”) program and sold in the secondary market. The Company may earn premiums or incur discounts on the securitization of these loans, and the Company retains the servicing rights on all HUD loans sold under the GNMA MBS program. As a GNMA approved issuer, seller and servicer, the Company must maintain a minimum net worth as well as minimum insurance coverages.

      As a FHA/ HUD approved mortgagee, the Company may share in losses relating to underperforming loans originated under the HUD programs. If a borrower fails to make payments of principal, interest, taxes or insurance premiums on a HUD loan securitized with GNMA, the Company may be required to make servicing advances to GNMA. MFH is responsible for making advances through the date that the loan is assigned to HUD. Under current HUD claim guidelines, the Company is fully reimbursed for the principal, tax and insurance advances; however, the Company is not reimbursed for the interest advanced from the date the loan defaulted thru the assignment date. The servicing portfolio originated through the FHA/ HUD program was $198.0 million and $273.6 million at December 31, 2003 and 2002, respectively. For the years ended of December 31, 2003, 2002 and 2001, the Company incurred losses on this portfolio of $0.5 million, $0 and $0, respectively.

      As of September 5, 2003, a subsidiary of MFH was approved as a Targeted Affordable Housing seller/servicer with the ability to sell Freddie Mac multifamily loans secured by properties located within the United States. This approval authorizes the Company to sell and service only Targeted Affordable Housing Loans. For purposes of the Freddie Mac program, a Targeted Affordable Housing Loan means a mortgage on a property that is subject to low-income housing tax credits or receives Federal subsidies (unless any such subsidies consist solely of housing assistance payments under Section 8 of the Housing and Community Development Act of 1974) or a transaction in which Freddie Mac will credit enhance a mortgage that backs tax-exempt bonds or a trust certificate or other instrument related to tax-exempt bonds. As a Targeted Affordable Housing seller/servicer, MFH must maintain a minimum net worth. As of December 31, 2003, MFH had not originated any loans through the Freddie Mac Targeted Affordable Housing seller/servicer program.

      The Company also sells loans through other mortgage conduits. These other mortgage conduits provide an alternative to Fannie Mae for the delivery of permanent loans. These relationships are not contractual. The Company originated $35.9 million through other conduit relationships for the year ended December 31, 2003.

      The Company’s significant accounting policies that directly relate to the mortgage banking activities are described below.

Loans Receivable

      The Company’s loans receivable consist of construction loans, permanent loans and supplemental loans. The Company carries loans receivable at net realizable value. The Company evaluates on an ongoing basis the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company’s policy discussed in this Note. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance.

      The Company recognizes interest on loans as revenue as it accrues. The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. The Company applies interest payments on non-accrual loans first to previously recorded accrued interest and then, once previously accrued interest has been satisfied, as interest income when received. The accrual of interest income would be reinstated once a loan’s ability to perform is adequately demonstrated. Interest income is also recognized for the portion of any principal payments received in excess of basis, including payments for previously unaccrued interest.

Mortgage Servicing Rights

      When the Company sells a loan to a third party but retains the right to service the loan, the Company recognizes as an asset or liability the right to service the mortgage loan. The Company accounts for these mortgage servicing rights in accordance with FAS 140. FAS 140 requires servicing rights retained by the Company after the origination and sale of the related loan to be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted at market discount rates. The capitalization of the mortgage servicing rights is reported in the income statement as a gain or loss on sale and results in an offsetting asset or liability. Mortgage servicing rights are amortized over the estimated life of the serviced loans. The amortization expense is included in amortization of intangibles in the consolidated statements of income.

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

Origination Fees

      The Company earns origination fees on the origination of permanent loans. Origination fees on permanent loans are recognized into income at the time a permanent commitment is executed and collectibility is reasonably assured. The Company may also earn origination fees on supplemental loans. Origination fees on supplemental loans, which are carried on the Company’s balance sheet, are deferred and amortized into income to approximate a level yield over the estimated life of the related loan.

Loan Servicing and Construction Administration Fees

      The Company earns fees in connection with the servicing of loans for its own account and for third parties. The Company earns construction administration fees in connection with the servicing of its construction loans. These fees are recognized as income over the period in which the Company performs the associated services. Construction administration fees are included in loan servicing fees on the consolidated statements of income.

Advisory Fees

      The Company earns advisory fees, from serving as investment manager to the Group Trust and MMER. The Group Trust advisory fees are based on the net asset value of the Group Trust. MMER advisory fees are based on the greater of subscription proceeds or net asset value. Advisory fees are recognized into income over the period in which the Company performs the associated services.

Investments in Partnerships

      The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method. The Company uses the equity method of accounting when the Company owns an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations. Under the equity method, the Company’s ownership interest in the partnership’s capital is reported as an investment on the consolidated balance sheets and the Company’s allocable share of the income or loss from the partnership is reported as income (loss) from equity investments in partnerships in the consolidated statements of income. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the Company’s original investment. After the Company’s investment in such partnership reaches $0, cash distributions received from these investments are recorded as income.

Guaranteed Tax Credit Equity Funds: Limited Partner Investments in Real Estate Operating Partnerships

      When the Company provides or assumes a guarantee in connection with the syndication of the tax credit equity fund, the Company is considered to have continuing involvement with the assets of the related tax credit equity funds and to have effective control over the assets in the funds. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company reports the net assets of the funds, consisting primarily of restricted cash and investments in partnerships, in the Company’s consolidated balance sheet.

Tax Credit Equity Funds: Limited Partner Investments in Real Estate Operating Partnerships

      The Company earns revenues from the syndication of low-income housing tax credits. The Company acquires, through limited partnership interests, equity interests in properties expected to earn such tax credits and, as and when it has a sufficient number of such limited partnership interests and has identified tax credit investors, transfers those interests to a syndicated fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

Investments in Income-Producing Real Estate Operating Partnerships

      The Company makes equity investments in income-producing real estate operating partnerships. To date, the Company’s equity investments have been made in partnership with CAPREIT, Inc. and its affiliates (“CAPREIT”).

Tax Credit Equity Funds: General Partner Interests

      The Company is also the general partner in each of the syndicated low-income housing tax credit funds it originates. The Company’s general partner interests typically represent a one percent or less interest in each such fund.

Financial Risk Management and Derivatives

      Senior interests in securitization trusts, which bear interest at floating rates, and are reported on the Company’s consolidated balance sheet as short-term debt, expose the Company to interest rate risk. To reduce the Company’s exposure to interest rate risks, the Company may enter into interest rate swaps. Historically, the Company has attempted to offset substantially all of its floating interest rate exposure related to securitization trusts; however, from time to time, a portion of this floating rate exposure may not be fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or a decrease in the Company’s interest income and cash flows associated with these investments. Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. In general, the Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is greater than $1.0 million. In certain cases, the Company is also required to post an independent amount of up-front collateral on the swap contracts.

      The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements) (see Note 14).

      The Company’s significant accounting policies that directly relate to the Company’s financial risk management and derivatives are described below.

      Investment in derivative financial instruments is accounted for under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “FAS 133”). These statements establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and to record these instruments at their fair values.

      In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS 133. The Company has elected, as permitted by FAS 133, not to prove the hedging effectiveness of its derivative investments due to the cost and administrative burden of complying with FAS 133. As a result, changes in the fair value of derivatives are recorded through current earnings.

      The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swap agreements and put options. Under FAS 133, the Company’s investment in these derivative financial instruments is recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings.

      The adoption of FAS 133 does not affect cash available for distribution, the Company’s ability to pay distributions, the characterization of the tax-exempt income or the borrowers’ financial obligations under the bonds held by the Company. Upon its adoption of FAS 133, the Company reclassified its interest rate swap agreements to trading securities, and those with a negative balance were reflected as liabilities on the balance sheet. As of January 1, 2001, the Company’s put option contracts were recorded on the balance sheet with a fair value of zero. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001, and is reflected in the income statement as a cumulative effect of a change in accounting principle. The Company recognized an increase in net income of $6.3 million for the year ended December 31, 2003 and decreases in net income of $14.9 million and $5.6 million for the years ended December 31, 2002 and 2001, respectively, due to the change in fair value of its derivative instruments. These changes are reflected in net holding gains (losses) on derivatives in the consolidated statements of income.

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

      The Company determines the fair value of certain of its put option agreements by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. The Company determines the fair value of its other put option agreements based on quotes from external sources, such as brokers, for these or similar investments. Income received on put options for assuming the purchase obligation and providing asset management services on the underlying investment is recognized ratably over the term of the associated put option agreements and is included in other income in the consolidated statements of income.

Cash and Cash Equivalents

      Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of 90 days or less, all of which are readily convertible to known amounts of cash in seven days or less. Cash equivalents are carried at cost, which approximates fair value.

Other Assets

      The Company’s investment in other assets includes prepaid expenses, other receivables, debt issue costs, property and equipment and certain investments in interest-only securities. Prepaid expenses and debt issue costs are amortized over the contract period or the estimated life of the related debt.

      Property and equipment, consisting primarily of furniture and fixtures, equipment, computer hardware, computer software and leasehold improvements, is stated at cost. Leasehold improvements are depreciated on a straight line basis over the estimated life of the lease. Depreciation of property and equipment is provided on the 150% declining balance method over the estimated useful lives of the assets. The following table summarizes property and equipment by type as of December 31, 2003 and 2002.

	As of December 31,
			Useful Life
	2003	2002	(years)
(in thousands, except useful life)
Furniture and Fixtures	$1,897	$1,330	10
Equipment	259	189	10
Computer Software	1,497	916	5
Computer Hardware	1,757	1,023	5
Leasehold Improvements	2,610	808	(A )

	8,020	4,266
Accumulated Depreciation	(2,591)	(1,825)

Total	$5,429	$2,441

(A)	Varies based on estimated lease term.

     The Company recorded depreciation expense of $1.0 million, $0.5 million and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company holds interest-only securities (see Note 14), which represent the right to receive the excess interest on certain mortgage loans sold to Fannie Mae. These rights result from the contractual right to receive the difference between the interest paid at the borrower’s loan rate and interest paid to Fannie Mae at the rate at which the loan was sold to Fannie Mae. The Company classifies these investments as available-for-sale securities under FAS 115 and carries them at fair value with unrealized gains and losses included in accumulated other comprehensive income. The fair value of the interest-only securities is estimated by discounting the expected future cash flows. Due to the existence of a related obligation to pay all or a portion of these cash flows to the Group Trust, a corresponding liability is reflected on the balance sheet in other liabilities.

Goodwill

      In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”); which were effective July 1, 2001 and January 1, 2002, respectively. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the year ended December 31, 2001, the Company recorded amortization expense of $ $2.1 million. In 2003 and 2002, all goodwill was tested for impairment in accordance with the provisions of FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets, other than goodwill, has not ceased.

      The Company’s goodwill at December 31, 2003 and December 31, 2002 represents the excess of cost over market value of the net assets acquired from the acquisition of businesses in the Company’s operating segment. For the year ended December 31, 2002, the Company’s carrying value of goodwill increased by $4.5 million as a result of an acquisition of a previously unconsolidated subsidiary and the final installment payment for the purchase of MFH. For the year ended December 31, 2003, the Company’s goodwill increased by $74.0 million as a result of a July 2003 acquisition (discussed in Note 2). The following table shows the activity for the years ended December 31, 2003 and 2002.

(in thousands)
January 1, 2002	$28,967
Goodwill acquired during the period	4,533

December 31, 2002	33,500
Goodwill acquired during the period	73,913
Adjustment to previously recorded purchase price	92

December 31, 2003	$107,505

      The following table shows the effect of goodwill amortization on net income and earnings per share for the periods presented:

	For the year ended December 31,

	2003	2002	2001
(in thousands)
Reported net income allocated to common shares	$72,495	$28,796	$23,847
Add back: goodwill amortization	—	—	1,572

Adjusted net income allocated to common shares	$72,495	$28,796	$25,419

Basic earnings per share:
Reported earnings per share	$2.47	$1.16	$1.12
Goodwill amortization	—	—	0.07

Adjusted earnings per share	$2.47	$1.16	$1.19

Diluted earnings per share:
Reported earnings per share	$2.44	$1.13	$1.09
Goodwill amortization	—	—	0.07

Adjusted earnings per share	$2.44	$1.13	$1.16

Other-Than-Temporary Impairments and Valuation Allowances on Investments

      The Company evaluates on an ongoing basis the credit risk exposure associated with its assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of an investment, it records an other-than-temporary impairment or valuation allowance. The Company bases its measure of impairment of an investment on the present value of expected future cash flows discounted at the investment’s effective interest rate, or the fair value of the collateral if the investment is collateral dependent. Other-than-temporary impairments and valuation allowances are reported in Note 3 and Note 4, respectively. The Company also evaluates other receivables and advances for collectibility on an ongoing basis. When the Company believes it is probable that is will not collect all amounts due, the balance is written down to its realizable value. For the years ended December 31, 2003, 2002 and 2001, the Company recorded other-than-temporary impairments on tax-exempt bonds of $3.8 million, $0.4 million and $3.3 million, respectively. For the years ended December 31, 2003 and 2002, the Company recorded an allowance for loan losses of $0.6 million and $0.3 million, respectively. No allowance for loan losses was recorded in 2001. For the year ended

December 31, 2003, the Company recorded an allowance of $2.5 million for other receivables and advances. No allowance for other receivables and advances was recorded during 2002 or 2001.

Guarantee Fees

      The Company earns guarantee fees for providing payment or performance guarantees on investments. These fees are amortized into income over the life of the guarantee. The Company also records guarantee income on guaranteed tax credit equity funds as discussed above under “Syndication of Low-Income Housing Tax Credits” in this Note 1.

Other Income

      The Company’s other income includes income from put options, loan related fees and other miscellaneous income. Put option income is recognized ratably over the term of the associated put option agreements. Loan related fees include late fees, extension fees, cancellation fees, prepayment fees and application fees. Loan related fees and other miscellaneous income are recognized as income when earned and collection of the fees is reasonably assured.

Stock Compensation Plans

      The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 17) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the options issued under the plans during 2003, 2002 or 2001. Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires the Company to make certain disclosures as if the compensation expense for the Company’s plans had been determined based on the fair value on the date of grant for awards under those plans. The Company estimated the fair value of each option awarded in 2003, 2002 and 2001 using the Black Scholes option-pricing model with the following assumptions:

	For the year ended December 31,

	2003	2002	2001

Risk-free interest rate	4%	4%	5%
Dividend yield	7.3%	6.9%	6.8%
Volatility	11%	18%	19%
Expected option life	7.5 years	7.5 years	7.5 years
Weighted average fair value of options	$0.57	$1.79	$2.67

      The following table illustrates the effect on net income and earnings per share as if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	For the year ended December 31,

	2003	2002	2001
(in thousands, except per share amounts)
Net income allocated to common shares, as reported	$72,495	$28,796	$23,847
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)	(54)	(281)

Net income allocated to common shares, pro forma	$72,470	$28,742	$23,566

Earnings per common share:
Basic — as reported	$2.47	$1.16	$1.12

Basic — pro forma	$2.47	$1.15	$1.11

Diluted — as reported	$2.44	$1.13	$1.09

Diluted — pro forma	$2.43	$1.13	$1.08

Earnings per Share

      The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

Income Taxes

      MuniMae is organized as a limited liability company. This structure allows MuniMae to combine many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Therefore, the distributive share of MuniMae’s income, deductions and credits is included in each shareholder’s income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. MuniMae records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes. Shareholders’ distributive share of MuniMae’s income, deductions and credits are reported to shareholders on Internal Revenue Service Schedule K-1. The tax returns of the Company are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liabilities of the partners (the Company’s common shareholders) could be adjusted accordingly.

      The tax attributes of the Company’s net assets flow directly to each individual shareholder. Since the Company is taxed as a partnership, and its shareholders are therefore treated as partners, individual shareholders will have different investment bases depending upon the timing and prices of acquisition of partnership units. Further, each shareholder’s tax accounting, which is partially dependent upon the shareholder’s individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual shareholder’s tax basis and the shareholder’s proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Company does not have access to information about each individual shareholder’s tax attributes in the Company, and the aggregate tax bases cannot be readily determined. In any event, management does not believe that, in the Company’s circumstances, the aggregate difference would be meaningful information.

      While the bulk of the Company’s recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. These capital gains and losses are passed through to shareholders and are reported on each shareholder’s Schedule K-1. Until January 1, 2003, the Company had elected under Section 754 of the Internal Revenue Code to adjust the tax basis of the Company’s property on the transfer of shares to reflect the price each shareholder paid for its shares. As a result of the Company’s Section 754 election, for shares purchased prior to January 1, 2003, the capital gain and loss allocated to those shares was determined on a shareholder-by-shareholder basis and will depend on, among other things, the timing of the shareholder’s purchase of the shares, the timing of transactions that generate gains or losses for the Company and the difference (the “Basis Difference”) between the Company’s tax basis in its property and a shareholder’s tax basis in the shares. This means that for assets purchased by the Company prior to a shareholder’s purchase of shares, the shareholder’s basis in the assets may be significantly different than the Company’s basis in those same assets. Although the procedure for allocating the basis adjustment is complex, the result of the election is that each share is homogeneous, while each shareholder’s basis in the assets of the Company may be different. Consequently, the capital gains and losses allocated to individual shareholders may be significantly different than the capital gains and losses recorded by the Company.

      In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked. The Company applied for this revocation due to the increasing administrative burden attributable to this election resulting from the increased numbers of common shareholders and the increasing frequency of events generating capital gain or loss and of purchases and sales of common shares.

      In May 2003, the Internal Revenue Service approved the Company’s application to revoke its election under Section 754 effective beginning with the Company’s tax year ending December 31, 2003. As a result, for common shares purchased on or after January 1, 2003, the capital gain and loss allocated from the Company will be based on each shareholder’s pro-rata share of the Company’s gain and loss allocated without regard to the Basis Difference. In other words, for shares purchased prior to January 1, 2003 portions of the Basis Difference may from time to time be recognized and reported on the shareholder’s Schedule K-1 as and when the Company’s assets are sold, while for shares purchased on or after January 1, 2003, the Basis Difference will be eliminated only when the shareholder sells the shares.

      This change in the method of calculating the Company’s tax basis in its assets could result in the shareholder being allocated more or less income in any given year than he or she would have received if the Section 754 election remained in place; however, it is difficult to predict the precise impact of the change for individual shareholders. The revocation of the Company’s 754 election may result in shareholders who purchase shares on or after January 1, 2003, experiencing a difference in the overall character of income allocated or recognized.

      A portion of the Company’s interest income is derived from private activity bonds that for income tax purposes are considered tax preference items for purposes of the alternative minimum tax (“AMT”). AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company’s income that is exempt from Federal income tax may be different for each shareholder depending on that shareholder’s individual tax situation.

      The Company has numerous corporate subsidiaries that are subject to income taxes. The Company provides for income taxes in accordance with FAS 109. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board approved Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 were effective for the Company’s financial statements for the year ended December 31, 2002 (see Note 14). The Company adopted all the provisions of FIN 45 in 2003 and recognized liabilities for the fair value of the obligations it assumed under guarantees entered into after December 31, 2002.

      In May 2003, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify financial instruments with certain debt-like characteristics as liabilities. The scope of FAS 150 includes financial instruments issued in the form of mandatorily redeemable shares. These types of shares embody an unconditional obligation requiring the issuer to redeem them by transferring assets at a specified date. Management has determined that the Company’s preferred shareholders’ equity in a subsidiary company falls within the scope of FAS 150. Therefore, as of July 1, 2003, the Company has reclassified the liquidation preference value of its preferred shareholders’ equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the redemption dates of the preferred shares. Beginning on July 1, 2003, amounts previously classified as income allocable to preferred shareholders in a subsidiary company are now recorded as interest expense.

      In January 2003, the Financial Accounting Standards Board approved FIN 46. FIN 46 requires the consolidation of a company’s equity investment in a VIE if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46-R). In addition, the Financial Accounting Standards Board extended the effective date until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time. However, the Company determined its residual interests in bonds are special purpose entities, and therefore, they do not qualify for the deferral. The Company’s residual interests in bond securitizations represent an equity interest in a VIE, and the Company is the primary beneficiary of the VIE. Therefore, these securitization trusts have been consolidated at December 31, 2003 (see discussion under “Investment in Tax-Exempt Bonds and Residual Interests in Bond Securitizations” in this Note 1). The Company will continue to review new investments in order to determine if they should be accounted for in accordance with FIN 46.

Use of Estimates

      The use of estimates is inherent in the preparation of all financial statements, but is especially important in the case of the Company, which is required under FAS 115 to carry a substantial portion of its assets at fair value even though only a limited market exists for them. Because only a limited market exists for most of the Company’s investments, fair value is estimated by the Company in accordance with the Company’s valuation procedures discussed above. These estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The assumptions and methodologies selected by the Company were intended to estimate the amounts at which the investments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Changes in assumptions and market conditions could significantly affect these estimates. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

NOTE 2 — Acquisitions

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

      On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Corporation Limited for $102.0 million in cash. HCI is a syndicator of low income housing tax credit equity investments. The acquisition of HCI’s affordable housing tax credit syndication operation has enhanced the Company’s competitive position, and as a result the Company is one of the nation’s leaders in the affordable housing industry. The acquisition, along with working capital needs, was financed by a $120.0 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. The $120.0 million secured credit facility was subsequently repaid by December 31, 2003 with the proceeds from a common equity offering and a $38.0 million term loan and total return swap with Merrill Lynch & Co., Inc. and certain of its subsidiaries including Merrill Lynch Capital Services, Inc. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company, and the Company’s results for the year ended December 31, 2003 reflect six months of activity from TC Corp. In connection with this acquisition, the Company’s operating subsidiary, MuniMae Midland, LLC, has been renamed MMA Financial, LLC.

      The HCI acquisition is being accounted for as a purchase. The total purchase price was $105.3 million, which includes actual acquisition costs and estimated post-acquisition adjustments. The Company allocated the purchase price of its acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The total purchase price is subject to adjustments as the result of finalizing certain post-acquisition adjustments primarily related to taxes, reimbursement of expenses and reserves for contingent liabilities. Of the $105.9 million in goodwill and other intangibles recorded as a result of this acquisition $75.8 million is expected to be amortized and deductible for tax purposes over a 15 year period. The purchase price was allocated as follows:

(in thousands)
Assets
Investments in partnerships	$113,641
Restricted assets	46,712
Other assets	13,377
Asset management contracts	32,003
Goodwill	73,913

Total assets	279,646

Liabilities
Tax credit syndication guarantee liability	157,960
Accounts payable and accrued expenses	4,358
Unearned revenue and other liabilities	11,991

Total liabilities	174,309

Net cash paid	$105,337

      Of the total purchase price, approximately $32.0 million was allocated to asset management contracts. The amortizable intangible assets represent existing contracts that relate primarily to monitoring properties underlying the real estate investment vehicles sponsored or structured by HCI to insure these properties are producing expected returns with appropriate risk controls. The fair value assigned to the asset management contracts is based on a valuation model prepared internally using estimates and assumptions provided by management. The Company is amortizing the fair value of each asset on a straight line basis over the contract’s estimated useful life. The weighted average useful life of all these assets is 7.7 years. For the six months ended December 31, 2003, the Company recognized $4.8 million of amortization expense and the unamortized balance of the asset management contracts was $27.2 million at December 31, 2003. The estimated amortization expense on the asset management contracts for the succeeding five years is as follows:

(in thousands)
2004	$4,716
2005	4,188
2006	3,604
2007	3,130
2008	2,724

$18,362

      The following unaudited pro forma data summarizes the results of operations for the period indicated as if the HCI acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and interest expense related to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future.

	For the year ended
	December 31,

	2003	2002
(in thousands, except per share amounts)
Total income	$194,113	$187,126
Net income	71,188	26,356
Earnings per share:
Basic	$2.42	$1.05
Diluted	$2.39	$1.03

NOTE 3 — Investment in Tax-Exempt Bonds

      As of December 31, 2003 and 2002, the Company held $1,044.0 million and $770.3 million of tax-exempt bonds, respectively. The following tables summarize tax-exempt bonds by type.

	December 31, 2003

		Amortized	Unrealized
	Face Amount	Cost	Gain (Loss)	Fair Value
(in thousands)
Non-participating bonds	$922,544	$897,322	$(22,719)	$874,603
Participating bonds	101,589	100,693	1,666	102,359
Subordinate non-participating bonds	17,642	16,417	58	16,475
Subordinate participating bonds	58,890	35,799	14,737	50,536

Total	$1,100,665	$1,050,231	$(6,258)	$1,043,973

	December 31, 2002

		Amortized	Unrealized
	Face Amount	Cost	Gain (Loss)	Fair Value
(in thousands)
Non-participating bonds	$651,737	$621,594	$(4,692)	$616,902
Participating bonds	82,852	81,956	1,893	83,849
Subordinate non-participating bonds	19,039	17,700	106	17,806
Subordinate participating bonds	58,890	35,799	15,989	51,788

Total	$812,518	$757,049	$13,296	$770,345

      Annual maturities of investments in tax-exempt bonds that mature on a single maturity date are as follows:

	Face Amount	Fair Value
(in thousands)
Due in less than one year	$800	$784
Due between one and five years	19,068	18,457
Due between five and ten years	29,850	28,506
Due after ten years	115,400	108,151

	$165,118	$155,898

      At December 31, 2003, the Company had 137 tax-exempt bonds with an aggregate face amount of $935.5 million that pay principal monthly, semi-annually or annually with final maturity dates ranging from July 2007 to February 2047.

2003 Transactions

      During 2003, the Company invested in tax-exempt bonds with a face amount of $194.4 million for $191.1 million. Of the total face amount of $194.4 million, $107.4 million represents the Company’s new primary investments (bonds which the Company originated), $22.4 million reflects new secondary market investments (previously issued bonds purchased from third parties) and $27.3 million reflects the repurchase of bonds that the Company had previously securitized. From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company’s capital position and needs.

      During 2002, the Company began structuring tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period. In the year these bonds are originated, the total draws for the year are reported as new primary investments. Of the total new primary investments in 2003 discussed above, the total draws on newly originated tax-exempt draw down bonds represent $33.2 million of the face amount and $31.4 million of the purchase amount. The unfunded balance of these tax-exempt draw down bonds totaled $127.3 million at December 31, 2003 and is expected to be funded through 2005. In 2003, the Company also funded an additional $36.5 million of existing tax-exempt draw down bonds with a face amount of $37.3 million.

      In December 2003, as a result of the adoption of FIN 46, the Company made adjustments to (1) reclassify the Company’s residual interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on the Company’s consolidated balance sheets and (4) record the senior interests in the securitization trusts as short-term debt. The Company also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments. The net adjustment to the Company’s amortized cost of investments in tax-exempt bonds as a result of the adoption of FIN 46 was $194.2 million.

      In 2003, five tax-exempt bonds with an aggregate face amount of $31.4 million were repaid, sold or partially redeemed resulting in gain on sales of $2.7 million. Of the total gain recorded, $2.2 million related to bonds with previously recorded other-than-temporary impairments. In addition, the Company acquired a property by deed in lieu of foreclosure in April 2003. This property previously served as collateral for a tax-exempt bond held by the Company. The property was sold in June 2003 and the bond was repaid (see Note 21).

2002 Transactions

      During 2002, the Company invested in tax-exempt bonds with a face amount of $192.0 million for $190.0 million. Of the total face amount of $192.0 million, $17.3 million represents the Company’s new primary investments (bonds which the Company originated), $18.3 million reflects new secondary market investments (previously issued bonds purchased from third parties) and the remaining $156.4 million reflects the repurchase of bonds that the Company had previously securitized. From time to time, the Company may purchase or sell in the open market interests in bonds that it has securitized depending on the Company’s capital position and needs.

      During 2002, the Company began structuring tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period. In the year these bonds are originated, the total draws for the year are reported as new primary investments. Of the total new primary investments discussed above, the total draws on newly originated tax-exempt draw down bonds represent $7.5 million of the face and purchase amounts. The unfunded balance of these draw down bonds totaled $98.9 million at December 31, 2002 and is expected to be funded through 2004.

      In 2002, a tax-exempt bond with a $10.3 million face amount was repaid; because the Company had previously recorded impairment with respect to this bond, the repayment at face resulted in a $2.2 million gain. In addition, the Company sold its investment in a tax-exempt bond with a face amount of $9.6 million, resulting in a gain of $0.4 million.

Investments with Unrealized Losses

      The following table shows unrealized losses and fair value aggregated by length of time that the tax-exempt bonds have been in a continuous loss position at December 31, 2003.

(in thousands)

Less Than 12 Months		12 Months or More		Total

	Unrealized		Unrealized		Unrealized
Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

$200,034	$(12,793)	$133,428	$(21,210)	$333,462	$(34,003)

      At December 31, 2003, there were 22 tax-exempt bonds in a continuous unrealized loss position for more than twelve months, and 26 tax-exempt bonds in a continuous unrealized loss position for less than twelve months. As discussed in Note 1, the fair value of tax-exempt bonds is determined by external quotes or a discounted cash flow analysis. Both methodologies are based on current market conditions including occupancy and net operating income of the underlying properties. An other-than-temporary impairment is only recorded when the Company believes it is possible that it will not collect all amounts due under the terms of the tax-exempt bond. The Company expects to receive payments in excess of its investment over the life of the bonds in the above table. These bonds are not considered to be other-than-temporarily impaired at December 31, 2003.

Other-than-Temporary Impairments

      In 2003, the Company recorded other-than-temporary impairments totaling $3.8 million on two bonds. In 2002, the Company recorded other-than-temporary impairments totaling $0.4 million on four bonds.

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

Investments on Non-Accrual Status

      In accordance with the Company’s policy discussed in Note 1, the Company places delinquent bonds on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At December 31, 2003, 2002 and 2001, there were $102.8 million, $102.9 million and $71.7 million (face value), respectively, of tax-exempt bonds on non-accrual status. Interest income recognized on these bonds was $5.0 million, $7.7 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additional interest income that would have been recognized by the Company had these bonds not been placed on non-accrual status was approximately $2.4 million, $1.0 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Tax-Exempt Bonds Pledged

      In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company also pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements, CAPREIT investments and other derivative agreements. At December 31, 2003 and 2002, the total carrying amount of the tax-exempt bonds pledged as collateral was $452.3 million and $372.9 million, respectively.

Note 4 — Loans Receivable

      The Company’s loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. The following table summarizes loans receivable by loan type at December 31, 2003 and 2002.

	December 31, 2003	December 31, 2002
(in thousands)
Loan Type:
Construction loans	$396,817	$300,266
Taxable permanent loans	54,492	44,665
Supplemental loans	72,966	80,459
Other taxable loans	29,780	37,130

	554,055	462,520
Allowance for loan losses	(1,679)	(1,072)

Total	$552,376	$461,448

Allowance for Loan Losses

      The Company’s allowance for loan losses is based on the Company’s continuing evaluation of the loans receivable and is intended to maintain an allowance adequate to absorb probable losses on these loans. The Company assesses individual loans for impairment based on the Company’s policy on other-than-temporary impairments (see Note 1). Adjustments to the allowance due to changes in measurement of impaired loans are recorded in the provision for loan loss. The allowance for loan losses was $1.7 million and $1.1 million at December 31, 2003 and 2002, respectively.

Loans on Non-Accrual Status

      In accordance with the Company’s policy discussed in Note 1, the Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At December 31, 2003, 2002 and 2001, there were $33.9 million, $12.6 million and $3.3 million (face value), respectively, of loans on non-accrual status. Interest income recognized on these loans was $1.6 million, $1.3 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additional interest income that would have been recognized had the Company not placed these loans on non-accrual status was approximately $1.3 million, $0.2 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Loans Receivable Pledged

      The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2003 and 2002, the total carrying amount of the loans receivable pledged as collateral was $480.1 million and $417.1 million, respectively.

Note 5 — Investment in Partnerships

      The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the Company’s original investment. After the Company’s investment in such partnership reaches $0, cash distributions received from these investments are recorded as income. The following table summarizes investment in partnerships by major category:

	December 31, 2003	December 31, 2002
(in thousands)
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships(1)	$110,593	$—
Tax credit equity funds:
Investment in real estate operating partnerships(2)	108,677	29,798
Investment in CAPREIT(3)	62,561	69,290
Other investments in partnerships	661	878

	$282,492	$99,966

(1)	These investments are real estate operating partnerships owned by tax credit funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.

(2)	The Company acquires, through limited partnership interests; equity interests which typically represent a 99% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a syndicated fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

(3)	The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT. In one such venture, the Company owns a 35% general partnership interest in 12 property partnerships (the “CAPREIT Tera” investment) and in a second such venture the Company owns a 30% general partnership interest in 20 property partnerships and four related swap partnerships (the “CAPREIT 3M” investment).

NOTE 6 — Residual Interests in Bond Securitizations

      In December 2003, as a result of the adoption of FIN 46 (see Note 1), the Company determined that its investments in residual interests in bond securitizations represented equity interests in a VIEs. The Company further determined the Company was the primary beneficiary of the VIEs and therefore needed to consolidate the VIEs. As a result, the Company reclassified the Company’s residual interests in bond securitizations to investment in bonds at December 31, 2003.

      At December 31, 2002, the Company’s residual interests in bond securitizations are investments in Residual Interest Tax-Exempt Securities Receipts (“RITESSM”). RITESSM are the subordinate certificate in the P-FLOATsSM securitization trusts (see Note 1). The following table provides certain information with respect to the residual interests in bond securitizations held by the Company at December 31, 2002.

	December 31, 2002

				Fair Value(1)
	Face	Amortized	Unrealized
	Amount	Cost	Gain (Loss)	Assets	Liabilities(2)	Net
(in thousands)

Total RITESSM(3)	$334	$3,639	$5,953	$11,039	$(1,447)	$9,592

(1)	The amounts disclosed represent the fair values of all the Company’s investments in residual interests in bond securitizations at the reporting date.

(2)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

(3)	The amount of outstanding P-FloatsSM, which are senior to the Company’s RITESSM investments and which were not reflected in the Company’s balance sheet at December 31, 2002 was $177.8 million.

     The Company purchased three RITESSM interests with a face value of $18,000 for $0.9 million in 2003. The Company also collapsed a $5,000 RITESSM position and placed the related $27.3 million bond in the MBIA securitization program. There were no sales of RITESSM in 2003 that resulted in gains or losses.

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

RITESSM Valuation Analysis

      The fair value of a RITESSM investment is derived from the quote on the underlying bond reduced by the outstanding corresponding face amount of senior floating rate certificates, known as P-FLOATsSM. The Company bases the fair value of the bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company’s RITESSM investments. In addition, the RITESSM investments are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.

      At December 31, 2002, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company’s RITESSM would have the following impact:

2002
(in thousands)
Fair value of retained interests, net	$9,592
Residual cash flows discount rate (annual rate)	3.8%-8.1%
Impact on fair value of 10% adverse change	$9,108
Impact on fair value of 20% adverse change	$17,444

      The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.

NOTE 7 — Investment in Derivative Financial Instruments

      The following table provides certain information with respect to the derivative financial instruments held by the Company at December 31, 2003 and 2002.

	December 31, 2003			December 31, 2002

		Fair Value(4)			Fair Value(4)
	Notional			Notional
	Amount	Assets	Liabilities(5)	Amount	Assets	Liabilities(5)
(in thousands)

Interest rate swap agreements(1)	$310,975	$2,559	$(15,244)	$349,810	$18,762	$(49,359)
Total return swaps(2)	38,000	—	—	—	—	—
Put option agreements(3)	122,524	4	(43)	98,539	—	—

Total investment in derivative financial instruments		$2,563	$(15,287)		$18,762	$(49,359)

(1)	For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($345,935 and $598,415 as of December 31, 2003 and December 31, 2002) less the total amount of the Company’s reverse interest rate swap contracts ($34,960 and $248,605 as of December 31, 2003 and December 31, 2002).

(2)	For the total return swaps, the notional amount represents the total amount of the Company’s total return swap contracts.

(3)	For put option agreements, the notional amount represents the Company’s aggregate obligation under the put option agreements.

(4)	The amounts disclosed represent the net fair values of all the Company’s derivatives at the reporting date.

(5)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

Interest rate swaps

      The Company enters into interest rate swap agreements to reduce its exposure to interest rate risk as more fully discussed in Note 1. From time to time, the Company may terminate interest rate swap agreements or enter into interest rate swap contracts that offset certain of the Company’s existing swaps (“reverse interest rate swaps”). The Company may do this for a number of reasons, including in conjunction with converting portions of the Company’s short-term floating rate debt to longer-term, fixed-rate facilities.

      Under the interest rate swap agreements, the Company is obligated to pay the counterparty a fixed rate. In return, the counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues. Under the reverse interest rate swap agreements, the counterparty is obligated to pay the Company a fixed rate. In return, the Company will pay the counterparty a floating rate equivalent to the BMA Municipal Swap Index. The cash paid and received on an interest rate swap is settled on a net basis. Net swap payments received, if any, are taxable income, even though the investment being hedged pays tax-exempt interest. The Company recognizes taxable capital gains or losses upon the termination of an interest rate swap contract. The average BMA rate for 2003, 2002 and 2001 was approximately 1.03%, 1.38% and 2.63%, respectively.

      In 2003, the Company terminated swap contracts with a total notional amount of $105.8 million ($319.4 million in swap contracts and $213.6 million in reverse swap contracts). The Company recorded a net gain on sale of $0.7 million on the termination of these interest rate swaps.

Total return swaps

      The Company occasionally enters into total return swaps that replicate the total return on an underlying investment at a then current market interest rate (“financing rate”). During the term of the swaps, the Company receives net taxable income equal to the excess of the interest rate on the underlying investment over the financing rate. To the extent that the financing rate exceeds the interest rate on the underlying investment, the Company is obligated to pay the counterparty the excess of the financing rate over the interest rate on the underlying investment. In addition to the net taxable income received, total return swaps include a cash settlement at termination, whereby the Company will pay to (receive from) the counterparty an amount equal to the decline (increase) in the market value of the underlying investment. The Company had one total return swap outstanding at December 31, 2003.

Put Options

      The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). The Company had five and six put options with a fair value of ($39,000) and zero at December 31, 2003 and 2002, respectively. The Company’s aggregate obligation under these put options was $122.5 million and $98.5 million at December 31, 2003 and 2002, respectively. The Company received $1.5 million, $0.9 million and $1.0 million in income from put options in 2003, 2002 and 2001, respectively.

      Under the terms of the Company’s derivative agreements, the Company is required to comply with net worth covenants and other terms and conditions. The Company was in compliance with its covenants at December 31, 2003.

NOTE 8 — Restricted Assets

      The table below summarizes restricted assets by major category:

	December 31, 2003	December 31, 2002
(in thousands)
Guaranteed tax credit equity fund cash(1)	$44,192	$—
Margin call deposits(2)	9,122	26,372
Cash deposit for guarantee on sale of certain taxable loans(3)	1,278	1,265
CAPREIT total return swaps collateral(4)
Cash	—	3,981
P-FLOATs	19,670	—
Collateral for securitization programs(5)	—	8,700
Cash deposit for line of credit(6)	1,263	—

	$75,525	$40,318

(1)	Under the financing method, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments in partnerships and other approved uses as set out in the funds’ partnership agreements. (see further discussion under “Syndication of Low Income Housing Tax Credit” section of Note 1).

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts.

(3)	In conjunction with a guarantee provided by the Company related to the sale of certain taxable notes, the Company deposited $1.3 million in cash in an account with a counterparty. This money serves as collateral for the Company’s obligation under the guarantee; however, the Company’s obligation under the guarantee is not limited to this deposit. In the event that any of the properties cannot fund their payments on the loan, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the loans are fulfilled. The Company does not believe it will have to perform under the guarantee.

(4)	Under the terms of the Company’s investment in CAPREIT (see Note 5), the Company is required to post either bond or cash collateral for the CAPREIT total return swaps. From time to time the Company may elect to post P-FLOATs, which are short-term floating-rate marketable securities (see Note 1), in lieu of cash.

(5)	As discussed in Note 1, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. From time to time, the Company may also post cash or P-FLOATs to this pool.

(6)	From time to time, the Company may elect to pledge cash collateral on behalf of its’ customers in order to facilitate a secured line of credit. These transactions are considered temporary and the Company expects to be fully reimbursed.

NOTE 9 — Mortgage Servicing Rights

      At December 31, 2003 and 2002, the Company had capitalized mortgage servicing rights with a carrying value of $10.7 million and $10.9 million, respectively, net of accumulated amortization of $4.6 million and $3.0 million, respectively. The December 31, 2003 balance of $10.7 million represents $11.0 million in mortgage servicing right assets offset by $0.3 million in mortgage servicing rights liabilities (included in other liabilities). The December 31, 2002 balance of $10.9 million represents $11.0 million in mortgage servicing right assets offset by $0.1 million in mortgage servicing rights liabilities. The following table shows the activity for the years ended December 31, 2003 and 2002.

(in thousands)
Balance, December 31, 2001	$9,008
Capitalized mortgage servicing rights	3,167
Amortization	(1,314)
Valuation allowance	—

Balance, December 31, 2002	10,861
Capitalized mortgage servicing rights	1,417
Amortization	(1,541)
Valuation allowance	—

Balance, December 31, 2003	$10,737

      At December 31, 2003 and 2002, the fair value of the mortgage servicing rights approximated the carrying amount. The fair value of the mortgage servicing rights was estimated by discounting estimated net servicing income over the future life of the related loan using a market discount rate. The market discount rate was estimated to be 12% at December 31, 2003 and 2002, respectively. The estimated lives of the loans were determined by considering yield maintenance periods and contractual prepayment penalties, if any. Credit losses were estimated to be zero based on historical performance of the underlying loans.

NOTE 10 — Notes Payable and Debt

      The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and (4) warehouse permanent loans before they are purchased by third parties. The Company’s short and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at December 31, 2003 and 2002.

		December 31,
	Total
	of Facilities	2003	2002
(in thousands)
Short-term notes payable	N/A	$198,342	$126,410
Lines of credit — unaffiliated entities	$485,000	304,153	110,821
Lines of credit — affiliated entities	$195,000	20,662	89,053
Short-term debt	N/A	371,881	219,945

Total short-term notes payable and debt		895,038	546,229

Long-term notes payable	N/A	122,939	124,640
Long-term debt	N/A	190,090	147,357

Total long-term notes payable and debt		313,029	271,997

Total notes payable and debt		$1,208,067	$818,226

      Long-term notes payable consists of amounts borrowed to finance construction lending activities. These amounts mature at various times through 2006. Interest rates on long-term notes payable range from 3.75% to 6.44%.

      Long-term debt consists of amounts related to securitization transactions and other financing transactions recorded as borrowings. These amounts mature at various times through 2042. Interest rates on long-term debt range from 3.75% to 12.00%.

      Annual maturities of notes payable and debt are as follows:

(in thousands)
2004	$895,038
2005	127,896
2006	79,080
2007	1,195
2008	27,736
Thereafter	77,122

Total	$1,208,067

      The weighted average interest rate on notes payable and debt due in one year was 3.30% and 3.90% at December 31, 2003 and 2002, respectively.

Covenant Compliance

      Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, leverage, collateral and other terms and conditions. The Company was in compliance with the covenants in its credit facilities at December 31, 2003.

NOTE 11 —	Preferred Shares Subject to Mandatory Redemption

      As a result of the adoption of FAS 150 (discussed in Note 1), the Company has reclassified the liquidation preference value of its preferred shareholders’ equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the mandatory redemption dates of the preferred shares commencing July 1, 2003. Amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.

      At December 31, 2003 and December 31, 2002, the Company had four classes of preferred shares outstanding: Series A Cumulative Preferred Shares (“Series A Preferred Shares”), Series B Cumulative Preferred Shares (“Series B Preferred Shares”), Series A-1 Cumulative Preferred Shares (“Series A-1 Preferred Shares”) and Series B-1 Subordinate Cumulative Preferred Shares (“Series B-1 Preferred Shares”); all four Series, collectively, the “TE Bond Sub Preferred Shares.” The following discussion summarized the significant terms of the TE Bond Sub Preferred Shares.

      The Series A and A-1 Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”). The Series A and A-1 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Preferred Shares are equal in priority of payment to the Series A Preferred Shares. The Series B and B-1 Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after interest payments to the Series A and Series A-1 Preferred Shares. The Series B-1 Preferred Shares are equal in priority of payment to the Series B Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interest in TE Bond Sub. Cash distributions on the TE Bond Sub Preferred Shares will be paid quarterly on each January 31, April 30, July 31 and October 31. The TE Bond Sub Preferred Shares are subject to remarketing on specified dates as indicated in the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the TE Bond Sub Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The TE Bond Sub Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the TE Bond Sub Preferred Shares.

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

NOTE 12 — Tax Credit Syndication Guarantee Liability

      As part of the acquisition of HCI (see Note 2), the Company is providing guarantees to Lend Lease Corporation Limited related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. As a result of the guarantees, the Company is considered to have continuing involvement with the assets of the related tax credit equity funds and to have effective control over the assets in the funds. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company reports the net assets of the funds, consisting primarily of restricted cash and investments in partnerships, in the Company’s consolidated balance sheet. In addition, the investor capital contributions are reported as a tax credit equity guarantee liability on the Company’s consolidated balance sheet. The net income (loss) from the tax credit equity funds are reported in the appropriate line items of the Company’s consolidated statements of income. The Company’s guarantee liability may expire based on the achievement of certain targets by the underlying properties in the fund or may be outstanding for the life of the fund. When the Company’s liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved as the guarantees expire and the related underlying investment in the property partnership is de-recognized. Any difference between the carrying value of the de-recognized investment in the partnership and the guarantee liability is reflected as a gain or loss on sale and reported in the Company’s consolidated statement of income. For funds where the Company’s guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and is reported in guarantee income in the Company’s consolidated statement of income. The following table shows the changes in the tax credit equity guarantee liability since the acquisition of HCI:

Tax credit syndication guarantee fund liability
(in thousands)
Assumed fund guarantee liability in purchase of HCI	$157,960
Amortization	(2,151)
Expiration of guarantees	(19,900)
Limited partner’s capital contributions	15,417

Balance, December 31, 2003	$151,326

Note 13 — Income Taxes

      Certain subsidiaries of the Company are corporations and are therefore subject to Federal and state income taxes. The following table summarizes the provision for income taxes at December 31, 2003, 2002 and 2001:

	2003	2002	2001
(in thousands)
Federal income tax expense:
Current	$120	$422	$862
Deferred	(1,056)	625	175
State income tax expense:
Current	921	305	250
Deferred	(123)	132	96

Total	$(138)	$1,484	$1,383

      During 2003, 2002 and 2001 the Company recognized approximately $0.2 million, $0.6 million and $0.4 million, respectively, of benefits for deductions associated with the exercise of employee stock options and vesting of deferred shares. These benefits were added directly to shareholders’ equity, and are not reflected in income tax expense on the income statement.

      The reconciliation of the difference between the effective income tax rate and the statutory Federal income tax rate, as applied to the income of the Company’s subsidiaries, which are subject to Federal and state taxes, is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Provision for income taxes computed using the statutory Federal income tax rate	-34.0%	34.0%	34.0%
State income taxes, net of Federal tax effect	37.6	9.2	7.9
Goodwill amortization	2.7	-2.4	16.4
Minority interest	0.2	1.3	2.9
Tax credits	-29.7	-3.7	-21.9
Other	13.8	-1.0	2.3

Provision for income taxes	-9.4%	37.4%	41.6%

      Components of the Company’s deferred tax assets and liabilities, included in other assets and liabilities, are as follows at December 31, 2003 and 2002:

	December 31,

	2003	2002
(in thousands)
Deferred tax assets:
Tax credit carryover	$959	$529
Syndication fees	393	—
Asset management fees and contract amortization	3,637	—
Loss on advance to tax credit equity fund	775	—
Charitable contribution carryover	480	159
Mortgage servicing rights	101	56
Equity investment market value adjustment	559	546
Deferred origination and loan servicing fees	229	155
Other	33	3

Total deferred tax assets	$7,166	$1,448

Deferred tax liabilities
Depreciable assets	$4,022	$939
Mortgage servicing rights	4,223	4,143
Tax amortization	1,027	—
Deferred guarantee fees	390	—
Deferred loan fees	—	42
Other	91	90

Total deferred tax liabilities	$9,753	$5,214

      At December 31, 2003 and 2002, the Company had an unused low-income housing tax credit carryforward for Federal income tax purposes of approximately $1.0 million and $0.5 million, respectively, which expires in 2023. This credit is subject to recapture based upon a qualifying disposition. The Company has a qualified disposition bond to avoid the recapture provisions. Additionally, at December 31, 2003 and 2002, a component of other deferred tax assets is a charitable contribution carryforward of approximately $1.2 million and $0.4 million, respectively, which expires in 2008.

Note 14 — Guarantees, Commitments and Contingencies

Lease Commitments

      The Company has entered into non-cancelable operating leases for office space and equipment, as well as software hosting agreements for various information systems initiatives. These leases expire on various dates through 2014. Rental expense was approximately $3.2 million, $2.1 million and

$1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the minimum aggregate rental commitments are as follows:

Operating Leases
(in thousands)
2004	5,412
2005	5,102
2006	3,880
2007	2,290
2008	829
Thereafter	3,408

Total	$20,921

Unfunded Loan Commitments

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2003 and 2002, the aggregate unfunded commitments totaled approximately $481.8 million and $289.9 million, respectively. The Company has unfunded commitments from investors for $311.8 million of the total unfunded commitments at December 31, 2003. The commitments are not reflected in the financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.

Unfunded Equity Commitments

      As the limited partner in real estate operating partnerships, the Company has committed to extend equity to real estate operating partnerships in accordance with the partnership documents. At December 31, 2003 and 2002, the aggregate unfunded commitments totaled approximately $246.3 million and $74.5 million, respectively.

Fannie Mae Participation Strips

      As of December 31, 2003 and 2002, the Company owned interest-only securities resulting from participations in a percentage of interest received on mortgage loans sold to Fannie Mae with a fair value of $5.6 million and $5.8 million, respectively. The Company has entered into an agreement to pay the income received from these assets to the Group Trust; therefore, a corresponding liability is reflected on the balance sheet in other liabilities.

Guarantees

      The Company’s maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

      The following table summarizes the Company’s guarantees by type at December 31, 2003 and 2002.

		December 31, 2003			December 31, 2002

		Maximum	Carrying		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral	Exposure	Amount	Supporting Collateral

Loss-sharing agreements with Fannie Mae and GNMA	(1)	$181.4	$—	$5.2 million Letter of Credit pledged	$162.1	$—	$4.9 million Letter of Credit pledged
Bank line of credit guarantees	(2)	256.4	256.4	Investment in partnership and loans totaling $258.9 million	182.0	182.0	Investment in partnership and loans totaling $153.6 million
Tax credit related guarantees	(3)	293.8	151.3	$1.3 million of cash	42.8	0.1	None
Other financial/payment guarantees	(4)	177.0	13.3	$3.8 million of cash and tax-exempt bonds	311.3	15.5	None
Put options	(5)	122.5	—	$70.1 million of loans and tax-exempt bonds	101.6	—	$30 million of loans and tax-exempt bonds
Letter of credit guarantees	(6)	54.0	40.0	$1.1 million letter of credit pledged	25.9	17.8	None
Indemnification contracts	(7)	73.3	56.5	None	115.7	—	None

		$1,158.4	$517.5		$941.4	$215.4

Notes:

(1)	As a Federal National Mortgage Association (“Fannie Mae”) DUS lender and Government National Mortgage Association (“GNMA”) loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit is $255.8 million at December 31, 2003. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates between February 1, 2006 and April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates between March 1, 2004 and September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

Litigation

      At December 31, 2003, the Company had a litigation reserve of $1.1 million for routine litigation and administrative proceedings arising in the ordinary course of business. This litigation reserve was established in conjunction with the purchase of HCI (discussed in Note 2).

NOTE 15 — Shareholders’ Equity

      Since March 2002, the common shares have been the Company’s only outstanding shares. As of December 31, 2003, it is the Company’s policy to distribute to the holders of the common shares at least 80% of its annual cash available for distribution. The common shares have no par value. At December 31, 2003, 35,926,099 common shares were authorized.

      Prior to March 2002, the Company had four types of shares: preferred shares, preferred capital distribution shares (“preferred cd shares”), term growth shares and common shares. The Company’s preferred shares, preferred cd shares, term growth shares and common shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of the Company’s Operating Agreement. The Company was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in the Company’s Operating Agreement. The Company was required to distribute to the holders of term growth shares 2.0% of the net cash flow after payment of distributions to holders of preferred shares and preferred cd shares. The balance of the Company’s cash flow was available for distribution to holders of common shares.

      The Company’s Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal.

      Between December 2000 and January 2002, all of the bonds attributable to preferred shares and preferred cd shares were either paid off, sold and/ or reached par value. As a result, in March 2002, the Company redeemed the last outstanding preferred shares and preferred cd shares. The Operating Agreement also required that the term growth shares be redeemed after the last preferred share was redeemed. As a result, the term growth shares, which had no residual value, were also redeemed in 2002.

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

      In October 2003, the Company sold to the public 3.2 million common shares at a price of $24.40 per share and granted the underwriters and option to purchase up to an aggregate of 472,500 common shares to cover over-allotments at the same price. Net proceeds on the 3.2 million shares approximated $72.6 million. On October 15, 2003, the underwriters exercised their option to purchase 472,500 common shares, generating net proceeds of approximately $11.0 million. The majority of the $83.6 million net proceeds was used to repay debt incurred in connection with the acquisition of HCI. The balance of the net proceeds was used for general corporate purposes.

Earnings per Share

      A single presentation of basic earnings per share (“EPS”) is presented for preferred shares and preferred cd shares because there were no potentially dilutive shares outstanding during the periods presented. EPS for preferred shares and preferred cd shares is calculated by dividing net income allocable to the shares by the weighted average number of shares outstanding.

      A dual presentation of basic and diluted EPS is presented for common shares. Basic EPS is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding. The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested, options granted had been exercised and the preferred shares and preferred cd shares had been converted to common shares. Accordingly, the numerator is adjusted to add back the income allocable to the preferred, preferred cd and term growth shares, which would have been allocated to common shares as a result of the conversion of these shares. The diluted EPS calculation does not assume conversion if the conversion would have an anti-dilutive effect on EPS. The tables at the end of this note reconcile the numerators and denominators in the basic and diluted EPS calculations for 2003, 2002 and 2001.

      At December 31, 2003, options to purchase 30,000 common shares were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average price of the common shares for the period.

	Municipal Mortgage & Equity, LLC

	For the year ended December 31, 2003			For the year ended December 31, 2002

	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except share and	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
per share data)
Basic EPS
Net income before cumulative effect of accounting change and discontinued operations	$47,975		$1.63	$28,796		$1.16
Discontinued operations	25,748		0.88	—		—
Cumulative effect of a change in accounting principle	(1,228)		(0.04)	—		—

Income allocable to common shares	$72,495	29,397,521	$2.47	$28,796	24,904,437	$1.16

Effect of Dilutive Securities
Options and deferred shares	—	368,511		—	447,594
Earnings contingency	—	—		—	121,784
Convertible preferred shares to the extent dilutive	—	—		—	—

Diluted EPS
Income allocable to common shares plus assumed conversions	$72,495	29,766,032	$2.44	$28,796	25,473,815	$1.13

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Municipal Mortgage & Equity, LLC

	For the year ended December 31, 2001

	Income	Shares	Per Share
(In thousands, except share and	(Numerator)	(Denominator)	Amount
per share data)
Basic EPS
Net income before cumulative effect of accounting change and discontinued operations	$36,124		$1.70
Discontinued operations			—
Cumulative effect of a change in accounting principle	(12,277)		(0.58)

Income allocable to common shares	$23,847	21,204,209	$1.12

Effect of Dilutive Securities
Options and deferred shares	—	496,450
Earnings contingency	—	69,266
Convertible preferred shares to the extent dilutive	3	34,261

Diluted EPS
Income allocable to common shares plus assumed conversions	$23,850	21,804,186	$1.09

NOTE 16 — Related Party and Affiliate Transactions

Related Party Transactions

Transactions with Mr. Joseph and the Shelter Group

      Mr. Mark K. Joseph, the Company’s Chief Executive Officer and Chairman of its Board of Directors, controls and is an officer of Shelter Development Holdings, Inc. (“Shelter Holdings”), which owns a minority interest in Shelter Development, LLC and Shelter Properties, LLC (collectively, the “Shelter Group”). The Shelter Group is a real estate developer and provides property management services primarily to multifamily residential properties.

      It is the policy of the Company that Mr. Joseph abstains from any involvement in the structuring or review of any contracts or transactions between the Shelter Group and the Company in his capacity as a partner and officer in various entities of the Shelter Group and as an officer or director of the Company.

Property Management Contracts

      The Shelter Group provides management services for certain properties that serve as collateral for the Company’s tax-exempt bond investments. The Shelter Group receives fees under management contracts for properties that it manages. During 2003, 2002 and 2001, the Shelter Group had property management contracts for 8, 10 and 10 properties, respectively, that collateralize the Company’s investments.

      In accordance with the Company’s Operating Agreement, the independent members of the Company’s Board of Directors review and approve these property management contracts on an annual basis. Their review is based on information that compares the proposed fees of the Shelter Group and fees of similar property management companies in the market areas of the properties. The fees charged under these contracts were equal to or below market rates. During the years ended December 31, 2003, 2002 and 2001, these fees were approximately $1.0 million, $1.1 million and $1.1 million, respectively.

Office Space Lease

      From 1996 through February of 2003, the Company leased its headquarters office space from an affiliate of the Shelter Group. On or about February 28, 2003, the Shelter Group affiliate sold the building to a third party. The Company paid the Shelter Group $43,000, $230,000 and $208,000 in rent for this space for the years ended December 31, 2003, 2002 and 2001, respectively. This was a negotiated market rate. As of November 1, 2003, the Company vacated this space and terminated the lease.

Related Party Transactions resulting from Acquisition of Tax Credit Business from Lend Lease

      During the 15 years prior to the July 2003 acquisition of the HCI business, Lend Lease and its predecessors made and syndicated tax credit equity investments in affordable housing projects sponsored by the Shelter Group. Prior to 1996, the Shelter Group participated in these projects directly through Shelter Holdings, of which Mr. Joseph, and certain family interests, owned 100% of the equity. Since 1996, the Shelter Group has participated in these transactions through Shelter Development, LLC, in which Mr. Joseph and his family interests, acting through Shelter Holdings, have at all times owned less than a majority interest (presently approximately 34.5%). Prior to the HCI acquisition, the Company’s tax credit operating subsidiaries have engaged in two transactions with the Shelter Group. Since the HCI acquisition, the Company’s tax credit operating subsidiaries have closed one transaction with the Shelter Group and expect to close additional deals in the future. Consistent with Company policy, Mr. Joseph has not participated, and will not participate, in the structuring or negotiation of these transactions. Future transactions are expected to be consistent with the terms offered by Lend Lease to the Shelter Group prior to the acquisition of the HCI business as well as terms offered by the Company to other comparable developers with whom the Company has similar long-standing relationships. The Shelter Group receives development fees in connection with these transactions.

Southgate Crossing Partnership and Clary’s Forest Partnership

      Through its subsidiary, Midland Mortgage Investment Corporation, the Company has provided supplemental loans to the Southgate Crossing apartment project partnership, which is located in Columbia, Maryland. These supplemental loans were a part of a debt restructuring of the project. Due to the debt restructuring, which consisted of the infusion of new equity from outside parties and the supplemental loan from Midland, all of the partnership interests in this project partnership were sold to new owners in 2003. Mr. Joseph now indirectly holds a 1.5% limited partnership interest in the borrowing entity for the project. He also owns interests in two of the three general partners of the same entity, giving him a 0.67% general partner interest in the borrowing entity. One of the new owners of the partnership interests is Shelter Development, LLC, which holds a 10% partnership interest. As a result of the sale of the partnership interests to new owners, the purchase, a company that is owned 100% by Mr. Joseph received approximately $22,000 in distributions for its prior equity interest in Southgate Crossing and $151,000 in repayment of a loan. In accordance with approval procedures mandated by the Company’s Operating Agreement, the disinterested directors of the Company have reviewed and approved this transaction and found it fair to the Company based upon management’s evaluation of the supplemental loan, the sale terms of the project partnerships and other terms of the transactions, which included a review of property valuations and internally prepared valuation analysis indicating that the purchase price paid by the new owners represented fair market value.

      Since 1998, the Company has held a first mortgage bond on the Southgate Crossing property. As of December 31, 2003, the outstanding amount of this loan was $ 10.3 million. The interest rate on Southgate Crossings is a market rate.

Mr. Joseph’s ownership interest in partnerships holding “defaulted assets”

      Certain transactions with affiliates are described below under the heading “Affiliate Management and Control of Defaulted Assets.” One of these transactions is the creation by the Company of certain partnerships that hold defaulted assets. In connection with these partnerships, Mr. Joseph has a 20.04% limited partnership interest in a what the Company calls an “umbrella” partnership holding certain defaulted assets as described in more detail below. Shelter Holdings holds a 26.20% limited partnership interest in this same umbrella partnership. The umbrella partnership holds a 99% limited partnership interest in the borrowing partnership for these defaulted assets. In addition, Mr. Joseph controls and is an indirect owner in the 1% general partnership interest in the borrowing partnerships for all defaulted assets. While the purpose of this paragraph is to discuss Mr. Joseph’s interest in these transactions, the section entitled “Affiliate Management and Control of Defaulted Assets” describes the nature of these transactions and the impact on the Company.

Special Shareholder

      Shelter Holdings is personally liable for the obligations and liabilities of the Company under the Company’s Amended and Restated Certificate of Formation and Operating Agreement as the “Special Shareholder.” Under the terms of the Operating Agreement, if a business combination or change in control occurs, and the Special Shareholder does not approve the transaction, the Special Shareholder can terminate its status as the Special Shareholder. In this case, the Company would be obligated to pay $1.0 million to Shelter Holdings, as the Special Shareholder.

Transactions with Outside Directors

      Richard O. Berndt, Esq., a member of the Company’s Board of Directors, is the managing partner of the law firm Gallagher, Evelius & Jones LLP (“GEJ”). Mr. Berndt owns 7% of GEJ’s equity interest. GEJ provides legal services to the Company. Some of GEJ’s legal services are provided as part of real estate transactions and the fees charged are billed to and paid for by the borrowers. For the year ended December 31, 2003, GEJ received $0.7 million in legal fees for these transactions. For the year ended December 31, 2003, GEJ received $1.0 million in legal fees directly from the Company. These fees represented 10.5% of GEJ’s total revenues for 2003. It is anticipated that the Company will transact an equal or greater amount of business with GEJ during 2004.

Transactions with Management Directors and Executive Officers

      Charles M. Pinckney is an Executive Vice President with the Company. Through the end of 2010, the Company will pay Mr. Pinckney $32,500 per year for consulting fees earned, but deferred, prior to his becoming an employee of the Company. The Company also distributes to Mr. Pinckney approximately $7,500 per year, to the extent received by the Company, as an annuity on certain assets that the Company acquired from Whitehawk Capital LLC, a company owned by Mr. Pinckney and acquired by the Company in 2002. The Company is obligated to pay Mr. Pinckney this amount as a part of the agreement under which the Company acquired Whitehawk Capital, LLC.

      On January 1, 2000, Shelter Holdings made personal loans to Mr. Michael Falcone, President of the Company, and Mr. Gary Mentesana, Executive Vice President of the Company. Mr. Falcone’s original loan amount was approximately $542,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2003, is approximately $447,000. Mr. Mentesana’s original loan amount was $132,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2003, is approximately $90,000. The purpose of these loans was to allow Messrs. Falcone and Mentesana to purchase Company stock.

      Prior to the Company’s acquisition of MFH in 1999, Mr. Robert J. Banks, now Vice Chairman of the Board of Directors, and Mr. Keith J. Gloeckl, now Executive Vice President of the Company, assumed interests in various real estate properties related to transactions in which MFH participated that had defaulted on their financing obligations. Messrs. Banks and Gloeckl undertook the responsibility of replacing the defaulted general partners in order to protect and preserve the investments for the benefit of the tax credit investors who had participated in low-income housing tax credit funds syndicated and managed by MFH. These properties generated tax credits that were sold to, and benefited, third party investors. These properties are no longer in default. Messrs. Banks’ and Gloeckl’s interests derived from the ownership of shares in four corporations that are investors in the partnerships that control them as operating general partners. In one of the partnerships, Mr. Gloeckl acts as the managing general partner. It is very unlikely that either Mr. Banks or Mr. Gloeckl will personally profit from these transactions.

      Mr. Robert J. Banks, now an employee of the Company and Vice Chairman of the Board of Directors, serves on the Board of Directors of United Bank and Trust Company, an affiliate of Synovus Financial Holdings. Through various subsidiaries, United Bank has extended to the Company a $30.0 million line of credit and the Company has deposits with United Bank of approximately $18.0 million.

Transactions with Affiliates

Affiliate Management and Control of Defaulted Assets

      From time to time, borrowers have defaulted on their debt obligations to the Company. Some of these obligations were incurred in connection with the development of properties that collateralize the Company’s tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances the Company has, after evaluating its options, chosen not to foreclose on the property. Instead, the Company has negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by and affiliated with certain officers of the Company. Following the transfer of a property to, or the replacement of the general partner with, an affiliated entity, that entity controls the defaulted asset, which serves as collateral for the debt to the Company. We will refer to all transferees as “affiliated entities” for purposes of this discussion. These affiliated entities include partnerships in which Mr. Joseph has an interest and 501(c)(3) corporations that have Board members and officers who are also executive officers of the Company. These officers acting as Board members and officers of the affiliated entities do not have a personal financial interest in the entities. Only Mr. Joseph has a personal financial interest in these partnerships, as described above in the section entitled “Related Party Transactions.” The Company has taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. This result is consistent with the Company’s goal of providing tax-exempt income to its shareholders. The following table outlines these affiliate relationships at December 31, 2003:

		Carrying Value
	Number of	of Company’s
(in thousands)	Properties Owned	Investment at
Affiliate Entity	(directly or indirectly)	December 31, 2003

SCA Successor, Inc.(1)	3	$46,253
SCA Successor II, Inc.(1)	12	60,331
MMA Affordable Housing Corporation(2)	2	44,727
MuniMae Foundation, Inc(3)/ MMA Successor I, Inc.(1)	2	11,022

Total	19	$162,333

(1)	These corporations are general partners of the operating partnerships whose property collateralizes the Company’s investments. All of these general partner investments are 1% interests in the related operating partnerships. See above for a discussion of Mr. Joseph’s interest in these general partners.

(2)	MMA Affordable Housing Corporation (“MMAHC”) is a 501(c)(3) non-profit entity organized to provide affordable housing. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of MMAHC.

(3)	MuniMae Foundation, Inc. is a private non-profit entity organized to facilitate non-profit parts of the Company’s business. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of the Foundation.

     The affiliated entities that own and operate the defaulted assets could have interests that do not fully coincide with, or could even be adverse to, the interests of the Company’s tax-exempt bond business. If any of these entities chose to act solely in accordance with their ownership interest in the defaulted assets, such as selling a property or filing a bankruptcy, the interests of the tax-exempt bondholders could be adversely impacted. In making decisions relating to the defaulted assets, the Company, by direction to its affiliates and officers, has, consistent with its overall strategy of providing largely tax-exempt income to its shareholders, elected to manage the defaulted assets in such a manner as to preserve to the greatest extent possible, the tax-exempt interest income that flows from the projects. The Company could, therefore, make a decision to defer the capital needs of a defaulted asset in favor of paying the debt service, which could adversely impact the value of the Company’s collateral.

      As part of the sale of certain taxable notes in 1998 and 1999, the Company provided a guarantee on behalf of the operating partnerships that hold these defaulted assets for the full and punctual payment of interest and principal due under the taxable notes. The face amount of these notes at December 31, 2003 was $16.2 million. The Company’s obligation under this guarantee is included in the summary of the Company’s guarantees in Note 14.

Affiliate 501(c)(3) Organizations

      Some of the Company’s properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For such bonds to remain tax-exempt, the property at all times must be owned by a 501(c)(3) organization. Accordingly, whenever one of these properties requires a workout or restructuring where a change in ownership is desirable, or where partnership interests in the Company’s bond transactions are warehoused, the Company seeks to find a qualified 501(c)(3) organization to act as owner. In order to assure that a 501(c)(3) organization will always be available, the Company helped organize and remains closely associated with MMAHC, a 501(c)(3) organization devoted to the ownership and operation of affordable housing for all citizens. MMAHC owns several of the Company’s bond financed properties and may in the future own more of such properties. This ownership accomplishes both the preservation of affordable housing and the preservation of the tax-exempt status of the Company’s bonds. The Company’s valuation, workout and other policies are the same for these properties and bonds as for all other 501(c)(3) bonds in the Company’s portfolio. The Company may from time to time make additional loans available to its 501(c)(3) borrowers or may make charitable contributions to such entities, including MMAHC. Such loans and grants must be used for the recipient’s charitable purposes, which may include payment of debt service on bonds held by the Company. Because the Company’s 501(c)(3) bonds, like most of the Company’s loans, are non-recourse, the Company values these bonds by reference to the underlying property and therefore such loans or contributions by the Company do not change the value of the bonds on the Company’s books, which is determined by reference to the underlying property.

Fees Paid to the Company from Unconsolidated Entities

Pension Funds

      The Company, through its subsidiary MMA Advisory Services, Inc. (“MAS”), manages money and provides investment advisory services to two pooled investment vehicles and several pension funds. The Group Trust is a pooled investment vehicle that primarily makes debt investments in real estate, and the MMER is a Maryland real estate investment trust is a pooled investment vehicle that makes equity investments in real estate. Both are owned by and comprised exclusively of public pension fund investors. The pension funds created these vehicles for the purpose of investing in income-producing real estate investments. To date, the Group Trust and MMER engage in business transactions only with the Company. The Group Trust provides loans and lines of credit to finance a variety of the Company’s loan products. MMER invests in income-producing real estate partnerships and also provides short-term lines of credit to the Company to finance the Company’s lending activities.

      MAS is a Federally registered investment advisor and serves as investment manager for MAHGT and MMER. MAS receives origination and advisory fees for these services. The Company’s total origination and advisory fees earned through MAS from MAHGT for the years ended December 31, 2003, 2002 and 2001 were $4.1 million, $2.5 million and $2.0 million, respectively. The Company’s fees earned through MAS from MMER for the years ended December 31, 2003, 2002 and 2001 were $1.4 million, $1.6 million and $1.4 million, respectively.

Tax Credit Investments

      Affiliates of the Company are the general partners in various partnerships (“Tax Credit Funds”) that raise funds from third party investors and then invest those funds in operating partnerships that develop, own and operate affordable apartment projects throughout the country. In return for their investment, these investors receive low-income housing tax credits under Section 42 of the Internal Revenue Code. The Company sells the limited partner interests in these Funds to the investors. The Company receives asset management fees from these Tax Credit Funds. For the years ended December 31, 2003, 2002 and 2001, the Company earned $8.9 million, $3.0 million and $2.4 million, respectively, in asset management fees, respectively.

Contributions to Tax Exempt Entities in which the Company’s Officers are Directors

      For the years ended December 31, 2003 and 2001, the Company made a $0.8 million and $0.6 million, respectively, charitable contribution to MMAHC Affordable Housing Corporation. The Company did not make a charitable contribution to this entity in 2002.

NOTE 17 — Non-Employee Directors’ Share Plans and Employee Share Incentive Plans

Non-Employee Directors’ Share Plans

      At December 31, 2003, the total number of shares authorized to be granted under the non-employee directors’ share plans was 250,000 shares. The non-employee directors’ plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the directors’ plans, an option to purchase 7,000 Common Shares is granted to each director when first elected or appointed to the Board of Directors and an option to purchase 5,000 common shares on the date of each annual meeting of shareholders. The exercise price of such options will be equal to 100% of the fair market value of the Common Shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options become exercisable in full on the first anniversary of the date of grant. At December 31, 2003, 180,000 options were outstanding under the directors’ plans with exercise prices of $14.88 to $25.52. The weighted average remaining contractual life for these outstanding options was 7.1 years at December 31, 2003. The following table summarizes the activity relating to options issued under the directors’ plans for the years ended December 31, 2003, 2002 and 2001:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at January 1, 2000	77,500	$19.03
Granted	30,000	$23.51
Exercised	—	—
Expired	—	—

Options outstanding at December 31, 2001	107,500	$20.28

Granted	30,000	$24.74
Exercised	(1,500)	$19.38
Expired	—	—

Options outstanding at December 31, 2002	136,000	$21.28

Granted	44,000	$24.23
Exercised	—	—
Expired	—	—

Options outstanding at December 31, 2003	180,000	22.00

Options exercisable at:
December 31, 2001	77,500	$19.03
December 31, 2002	106,000	$20.29
December 31, 2003	136,000	$21.28

      The directors’ plans also entitle each director to elect to receive payment of director’s fees in the form of common shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable are credited to the account of the director, and future distributions payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the common shares on the record date of the distribution payment. As of December 31, 2003, 7,990 common shares and 39,701 deferred shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 2003, there were 15,809 shares available under the directors’ plans.

Employee Share Incentive Plans

      At December 31, 2003, 2,622,033 shares were authorized to be issued under the share incentive plans. The Company’s share incentive plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company’s performance and to promote ownership of a greater proprietary interest in the Company. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40%, respectively, of the total reserved under the plans. As of December 31, 2003, there were 842,025 shares available under the plans.

Common Share Options

      The exercise price of common share options granted under the plans is equal to 100% of the fair market value of the common shares on the date of grant. The options vest over three to four years. In the event of a change in control of the Company (as defined in the plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2003, 712,689 options were outstanding under the plans with exercise prices of $16.88 to $22.55. The weighted average remaining contractual life for these outstanding options was 4.7 years at December 31, 2003. The following table summarizes the activity relating to options issued under the plans for the years ended December 31, 2003, 2002 and 2001:

	Number of	Weighted Average
	Shares	Exercise Price

Employee Share Incentive Plans
Options outstanding at January 1, 2000	1,072,270	$17.82
Granted	75,000	$22.35
Exercised	(147,800)	$17.28
Expired/ Forfeited	(2,500)	$17.38

Options outstanding at December 31, 2001	996,970	$18.25

Granted	—	—
Exercised	(190,531)	$18.44
Expired/ Forfeited	(10,000)	$18.75

Options outstanding at December 31, 2002	796,439	$18.19

Granted	—	$—
Exercised	(64,250)	$18.37
Expired/ Forfeited	(19,500)	$18.75

Options outstanding at December 31, 2003	712,689	$18.16

Options exercisable at:
December 31, 2001	637,970	$17.68
December 31, 2002	622,389	$17.91
December 31, 2003	654,252	$18.11

Common Share Appreciation Rights

      On November 11, 1997, 3,000 common share appreciation rights (“SARs”) were awarded to certain employees under the plans. The exercise price of the SARs was equal to 100% of the fair market value of the common shares ($19.00 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from the date of grant. In the event of a change in control of the Company (as defined in the plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 2003, 3,000 SARs had vested and 1,500 have been exercised.

Deferred Shares

      The Company granted 146,160, 32,870 and 63,050 deferred share awards with a total fair value of $3.5 million, $0.8 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The deferred shares vest over one to ten years, as outlined in the individual award agreements. The deferred share awards also provide for acceleration of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 2003, 388,855 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders’ equity. Unearned compensation is being amortized into expense over the vesting period. For the years ended December 31, 2003, 2002 and 2001, the Company recognized compensation expense of $2.5 million, $1.7 million and $1.4 million, respectively, relating to the deferred shares.

NOTE 18 — Servicing Portfolio

Trust and Escrow Funds

      The Company maintains certain escrow accounts and trust accounts related to principal and interest payments and to escrow funds received but not yet remitted to investors or others on loans serviced by the Company. These accounts are segregated into special accounts and are excluded from the Company’s assets and liabilities.

Loans and Bonds Serviced

      The Company serviced loans and bonds totaling $2.8 billion, $2.5 billion and $2.2 billion in outstanding principal at December 31, 2003, 2002 and 2001, respectively. The fees earned by the Company for servicing these loans are based on a percentage of the unpaid principal balance of the loans. These loans include approximately $875.0 million and $752.6 million in loans where the Company has a risk-sharing agreement with certain lenders at December 31, 2003 and 2002, respectively. Under the risk-sharing agreement, the Company is responsible for up to 30% of the loan loss on all the loans covered by the agreement (see Guarantee table in Note 14).

NOTE 19 — Fair Value of Financial Instruments

      The estimated fair values of the Company’s financial instruments are included in the table at the end of this note.

      The carrying amounts in the table correspond to amounts included in the accompanying balance sheets. The following methods or assumptions were used by the Company to estimate the fair values of financial instruments:

Investment in tax-exempt bonds, net, residual interests in bond securitizations, investment in derivative financial instruments, cash and cash equivalents, restricted assets — The carrying amounts reported in the balance sheet approximate the fair value of these assets.

Loans receivable and loans receivable held for sale — The fair value of the Company’s fixed rate loans was calculated by discounting the expected cash flows. The discount rates are based on the interest rate charged to current customers for comparable loans. The Company’s adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to approximate their carrying value.

Interest-only securities — The estimated fair value of the interest-only securities was calculated by discounting contractual cash flows adjusted for current prepayment estimates using a market discount rate.

Notes payable — The estimated fair value of the Company’s fixed rate notes payable was calculated by discounting contractual cash flows. The discount rates were based on the interest rates paid to current lenders for comparable notes payable. The Company’s adjustable rate notes payable reprice frequently at current market rates. Therefore, the fair value of these notes payable has been estimated to approximate their carrying value.

Short- and Long-term debt — The fair value of short-term debt has been estimated to approximate carrying value due to the frequent reset of interest rates paid. The fair value of long-term debt has been calculated using the quote on the associated tax-exempt bond or by pricing the debt using a comparison of the fixed rate of the debt to current market rates.

Preferred shares subject to mandatory redemption — The estimated fair value of the preferred shares was calculated by determining the price for preferred shares based on the current level of interest rates on comparable investments.

Commitments to extend credit — Fair value of commitments to extend credit are based on interest rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

Unfunded equity commitments — Unfunded equity commitments represent amounts owed to real estate partnerships in which the Company is a limited partner. The amounts are anticipated to be funded over a short period of time. Therefore, the fair value is estimated to equal the total amount committed less the amount funded at the balance sheet date.

Limitations

      The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no or limited markets exist for a significant portion of the Company’s financial instruments fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	December 31, 2003		December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in thousands)
Assets:
Investment in tax-exempt bonds, net	$1,043,973	$1,043,973	$770,345	$770,345
Loans receivable, net — fixed	523,051	517,360	443,301	438,806
Loans receivable, net — adjustable	29,325	29,325	18,147	18,147
Residual interests in bond securitizations	—	—	11,039	11,039
Investment in derivative financial instruments	2,563	2,563	18,762	18,762
Cash and cash equivalents	50,826	50,826	43,745	43,745
Restricted assets	75,525	75,525	40,318	40,318
Interest-only securities	5,551	5,551	5,757	5,757
Liabilities:
Notes payable — fixed	343,839	357,650	315,975	315,573
Notes payable — adjustable	302,257	302,257	134,949	134,949
Short-term debt	371,881	371,881	219,945	219,945
Long-term debt	190,090	194,169	147,357	153,802
Preferred shares subject to mandatory redemption	168,000	175,387	—	—
Residual interests in bond securitizations	—	—	1,447	1,447
Investment in derivative financial instruments	15,287	15,287	49,359	49,359
Off-Balance Sheet:
Commitments to extend credit	—	443,142	—	290,132
Unfunded equity commitments	—	246,343	—	74,516

NOTE 20 — Business Segment Reporting

      The Company has two reportable business segments: (1) an operating segment consisting of subsidiaries that primarily generate taxable fee income by providing tax credit equity syndication, loan servicing, loan origination and other related services and (2) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

      The revenues associated with the investing segment consist primarily of interest earned on tax-exempt bonds, residual interests in bond securitizations, taxable loans and derivative financial instruments. The revenues associated with the operating segment consist primarily of loan servicing fees, loan origination fees, syndication fees, asset management fees and advisory fees. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company’s reportable segments are strategic business units that primarily generate different income streams and are managed separately.

      The following table reflects the results of the Company’s business segments for the years ended December 31, 2003, 2002 and 2001.

	2003					2002

					Total					Total
	Investing	Operating	Adjustments		Consolidated	Investing	Operating	Adjustments		Consolidated
(in thousands)
Income:
Interest income
Interest on bonds and residual interest in bond securitizations	$60,429	$984	$—		$61,413	$57,322	$2,601	$—		$59,923
Interest on loans	3,732	31,974	—		35,706	3,326	31,569	—		34,895
Interest on short-term investments	12,761	355	(11,979	)(1)	1,137	2,650	225	(1,620	)(1)	1,255

Total interest income	76,922	33,313	(11,979)		98,256	63,298	34,395	(1,620)		96,073

Fee income
Syndication fees	—	26,856	—		26,856	—	7,221	—		7,221
Origination fees	—	9,805	(3,221	)(2)	6,584	750	8,976	(3,095	)(2)	6,631
Loan servicing fees	—	7,173	—		7,173	—	6,823	—		6,823
Asset management and advisory fees	—	10,336	—		10,336	—	3,887	—		3,887
Guarantee fees	451	3,163	—		3,614	188	44	—		232
Other income	4,379	4,476	—		8,855	1,176	3,027	—		4,203

Total fee income	4,830	61,809	(3,221)		63,418	2,114	29,978	(3,095)		28,997

Net gain on sale	5,418	4,875	—		10,293	1,537	7,021	—		8,558

Total Income	87,170	99,997	(15,200)		171,967	66,949	71,394	(4,715)		133,628

Expenses:
Interest expense	18,989	36,498	(11,979)		43,508	10,726	27,490	(1,620)		36,596
Interest expense on preferred shares	6,188	—	—		6,188	—	—	—		—
Salaries and benefits	3,274	38,462	—		41,736	2,082	20,596	—		22,678
General and administrative	2,417	9,745	—		12,162	1,802	5,218	—		7,020
Professional fees	1,298	2,890	—		4,188	1,367	3,593	—		4,960
Amortization of intangibles	—	6,525	—		6,525	—	1,314	—		1,314

Total expenses	32,166	94,120	(11,979)		114,307	15,977	58,211	(1,620)		72,568
Net holding gains ( losses) on derivatives	6,322	—	—		6,322	(14,863)	—	—		(14,863)
Impairments and valuation allowances related to investments	(4,198)	(2,785)	—		(6,983)	(730)	—	—		(730)
Net losses from equity investments in partnerships	—	(3,173)	—		(3,173)	—	(3,057)	—		(3,057)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	57,128	(81)	(3,221)		53,826	35,379	10,126	(3,095)		42,410
Income tax (benefits) expense	—	(138)	—		(138)	—	1,484	—		1,484

Net income before income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	57,128	57	(3,221)		53,964	35,379	8,642	(3,095)		40,926
Income allocable to preferred shareholders in a subsidiary company	(5,989)	—	—		(5,989)	(11,977)	—	—		(11,977)

Net income before discontinued operations and cumulative	51,139	57	(3,221)		47,975	23,402	8,642	(3,095)		28,949
effect of accounting change
Discontinued operations	25,748	—	—		25,748	—	—	—		—
Cumulative effect of a change in accounting principle	(1,228)	—	—		(1,228)	—	—	—		—

Net income (loss)	$75,659	$57	$(3,221)		$72,495	$23,402	$8,642	$(3,095)		$28,949

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001

					Total
	Investing	Operating	Adjustments		Consolidated
(in thousands)
Income:
Interest income
Interest on bonds and residual interest in bond securitizations	$50,732	$2,711	$—		$53,443
Interest on loans	2,798	30,542	—		33,340
Interest on short-term investments	2,045	1,036	—		3,081

Total interest income	55,575	34,289	—		89,864

Fee income
Syndication fees	—	5,480	—		5,480
Origination fees	—	7,271	(820	)(2)	6,451
Loan servicing fees	—	6,982	—		6,982
Asset management and advisory fees	—	2,961	—		2,961
Guarantee fees	—	113	—		113
Other income	—	6,969	—		6,969

Total fee income	—	29,776	(820)		28,956

Net gain on sale	2,339	5,883	—		8,222

Total Income	57,914	69,948	(820)		127,042

Expenses:
Interest expense	6,053	24,643	—		30,696
Interest expense on preferred shares	—	—	—		—
Salaries and benefits	1,996	19,385	—		21,381
General and administrative	831	5,696	—		6,527
Professional fees	1,094	4,407	—		5,501
Amortization of intangibles	—	2,509	—		2,509

Total expenses	9,974	56,640	—		66,614
Net holding gains ( losses) on derivatives	(5,572)	—	—		(5,572)
Impairments and valuation allowances related to investments	—	(3,256)	—		(3,256)
Net losses from equity investments in partnerships	—	(1,279)	—		(1,279)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	42,368	8,773	(820)		50,321
Income tax (benefits) expense	—	1,383	—		1,383

Net income before income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	42,368	7,390	(820)		48,938
Income allocable to preferred shareholders in a subsidiary company	(10,779)	—	—		(10,779)

Net income before discontinued operations and cumulative	31,589	7,390	(820)		38,159
effect of accounting change
Discontinued operations	—	—	—		—
Cumulative effect of a change in accounting principle	(12,277)	—	—		(12,277)

Net income (loss)	$19,312	$7,390	$(820)		$25,882

Notes:

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

NOTE 21 — Discontinued Operations

      In April 2003, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond and taxable loan held by the Company. In June 2003, the Company sold the property for net proceeds of $38.1 million. All activity related to this property has been classified as discontinued operations in the consolidated statements of income. The following table summarizes the components of discontinued operations.

	For the year ended
	December 31,

	2003	2002
(in thousands)

Loss from operations of property	$(1,015)	$—
Gain on disposal of property	26,763	—

	$25,748	$—

      The net assets of the property as of the date of sale were as follows:

2003
(in thousands)
Fixed assets, net	$12,553
Other assets	252
Other liabilities	(446)

Net assets of discontinued operations	$12,359

NOTE 22 — Subsequent Events

      In March 2004, the Company sold to the public 2.0 million common shares at a price of $25.55 per share and granted the underwriters an option to purchase up to an aggregate of 195,000 common shares to cover overallotments at the same price. Net proceeds on the 2.0 million shares approximated $47.7 million. On March 8, 2004, the underwriters exercised their option to purchase 195,000 common shares, generating net proceeds of approximately $4.8 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.

NOTE 23 — Quarterly Results (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands, except per share data)
Year ended December 31, 2003:
INCOME:
Interest income	$25,680	$21,824	$25,328	$25,424
Fee income	7,291	10,389	15,115	30,623
Net gain on sales	1,278	1,453	8,288	(726)

Total income	34,249	33,666	48,731	55,321

EXPENSES:
Interest expense	10,368	8,724	12,696	11,720
Interest expense on preferred shares	—	—	2,994	3,194
Operating expenses	8,611	11,521	16,555	21,400
Amortization of intangibles	389	414	2,863	2,859

Total expenses	19,368	20,659	35,108	39,173

Net holding gains (losses) on derivatives	2,873	(2,449)	3,498	2,400
Impairments and valuations allowances related to investments	—	(1,144)	—	(5,839)
Net gains (losses) from equity investments in partnerships	(747)	(1,606)	(1,608)	788

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company, and cumulative effect of accounting change	17,007	7,808	15,513	13,497
Income tax (benefit) expense	68	(540)	(2,622)	2,956

Net income before income allocated to preferred shareholders in a subsidiary company, discontinued operations and cumulative effect of accounting change	16,939	8,348	18,135	10,541
Income allocable to preferred shareholders in a subsidiary company (Note 11)	(2,994)	(2,994)	—	—

Net income before cumulative effect of accounting change and discontinued operations	13,945	5,354	18,135	10,541
Discontinued operations	—	25,748	—	—
Cumulative effect of a change in accounting principle	—	—	—	(1,228)

Net income	$13,945	$31,102	$18,135	$9,313

Earnings per share before cumulative effect:
Common shares:
Basic	$0.51	$1.08	$0.63	$0.32

Diluted	$0.50	$1.06	$0.62	$0.32

Earnings per share after cumulative effect:
Common shares:
Basic	$0.51	$1.08	$0.63	$0.29

Diluted	$0.50	$1.06	$0.62	$0.28

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands, except per share data)
Year ended December 31, 2002:
INCOME:
Interest income	$24,079	$24,237	$24,345	$23,412
Fee income	6,627	7,844	6,193	8,333
Net gain on sales	2,166	703	657	5,032

Total income	32,872	32,784	31,195	36,777

EXPENSES:
Interest expense	8,972	8,487	8,771	10,366
Operating expenses	7,190	9,594	8,086	9,788
Amortization of intangibles	318	333	334	329

Total expenses	16,480	18,414	17,191	20,483

Net holding gains (losses) on derivatives	3,112	(7,721)	(9,921)	(333)
Impairments and valuations allowances related to investments	(110)	—	—	(620)
Net gains (losses) from equity investments in partnerships	(323)	94	(1,487)	(1,341)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company, and cumulative effect of accounting change	19,071	6,743	2,596	14,000
Income tax (benefit) expense	1,031	828	(635)	260

Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of accounting change	18,040	5,915	3,231	13,740
Income allocable to preferred shareholders in a subsidiary company (Note 11)	2,994	2,995	2,994	2,994

Net income before cumulative effect of accounting change and	15,046	2,920	237	10,746
Cumulative effect of a change in accounting principle	—	—	—	—

Net income	$15,046	$2,920	$237	$10,746

Net income allocated to:
Common shares:
Basic	$0.63	$0.12	$0.01	$0.42

Diluted	$0.62	$0.11	$0.01	$0.41

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company dated as of August 12, 2002 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).
3.2	Amended and Restated Bylaws.
10.1	Master Repurchase Agreement among the Registrant, Trio Portfolio Investors, L.L.C., Rio Portfolio Partners, L.P., Blackrock Capital Finance, L.P., Brazos Fund, L.P. and M.F. Swapco, Inc. dated June 30, 1997 (filed as Item 7 (c) Exhibit 10.4 to the Company’s report on Form 8-K, filed with the Commission on January 28, 1998 and incorporated by reference herein).
10.2	Registration Rights Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as Item 16 Exhibit 2.2 to the Company’s report on Form S-3, File No. 333-56049, filed with the Commission on January 24, 2000 and incorporated by reference herein).
10.3	Employment Agreement between the Company and Mark K. Joseph dated as of July 1, 2003.
10.4	Employment Agreement between the Company and Michael L. Falcone dated as of July 1, 2003.
10.5	Employment Agreement between the Company and Earl W. Cole, III dated as of July 1, 2003.
10.6	Employment Agreement between the Company and Keith J. Gloeckl dated July 1, 2003.
10.7	Employment Agreement between the Company and Robert W. McLewee dated as of July 1, 2003.
10.8	Employment Agreement between the Company and Gary A. Mentesana dated as of July 1, 2003.
10.9	Employment Agreement between the Company and Jenny Netzer dated as of July 1, 2003.
10.10	Employment Agreement between the Company and Charles M. Pinckney dated as of July 1, 2003.
11.1	Statement of Computation of Earnings Per Share.
21.1	List of Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.