Form 10-Q
period 2004-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2004-05-06
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Number: 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware	52-1449733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

621 E. Pratt Street, Suite 300
Baltimore, Maryland	21202-3140
(Address of principal executive offices)	(Zip Code)

(443) 263-2900
(Registrant’s telephone number, including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [  ]_No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [  ]_No

     The Registrant had 34,784,093 common shares outstanding as of April 30, 2004.

MUNICIPAL MORTGAGE & EQUITY, LLC
INDEX TO FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve certain risks and uncertainties. Assumptions contained in various portions of this Quarterly Report on Form 10-Q involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Municipal Mortgage & Equity, LLC (“MuniMae” and together with its subsidiaries, the “Company”). Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Investment in tax-exempt bonds, net (Note 2)	$1,097,764	$1,043,973
Loans receivable, net (Note 3)	541,516	497,884
Loans receivable held for sale (Note 3)	22,933	54,492
Investment in partnerships (Note 4)	1,624,073	282,492
Investments in derivative financial instruments (Note 5)	2,630	2,563
Cash and cash equivalents	40,527	50,826
Interest receivable	17,790	16,843
Restricted assets (Note 6)	195,016	75,525
Other assets	69,610	79,390
Mortgage servicing rights, net	10,631	10,967
Goodwill	107,505	107,505
Other intangibles	25,980	27,159

Total assets	$3,755,975	$2,249,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 7)	$867,478	$646,096
Short-term debt (Note 7)	374,376	371,881
Long-term debt (Note 7)	186,792	190,090
Preferred shares subject to mandatory redemption (Note 8)	168,000	168,000
Tax credit equity guarantee liability (Note 9)	136,322	151,326
Investments in derivative financial instruments (Note 5)	17,709	15,287
Accounts payable and accrued expenses	8,116	17,506
Interest payable	10,610	9,581
Unearned revenue and other liabilities	34,139	37,986

Total liabilities	1,803,542	1,607,753

Commitments and contingencies (Note 10)	—	—

Minority interest in subsidiary companies (Note 1)	1,274,458	31
Shareholders’ equity:
Common shares, par value $0 (38,071,099 shares authorized, including 34,854,393 shares issued and outstanding, and 41,651 deferred shares at March 31, 2004 and 35,926,099 shares authorized, including 32,592,093 shares issued and outstanding, and 39,701 deferred shares at December 31, 2003)	695,311	654,700
Less common shares held in treasury at cost (124,715 at March 31, 2004 and December 31, 2003)	(2,615)	(2,615)
Less unearned compensation (deferred shares) (Note 12)	(4,067)	(3,992)
Accumulated other comprehensive loss	(10,654)	(6,258)

Total shareholders’ equity	677,975	641,835

Total liabilities and shareholders’ equity	$3,755,975	$2,249,619

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
INCOME:
Interest income
Interest on bonds and residual interests in bond securitizations	$19,178	$15,985
Interest on loans	10,283	9,503
Interest on short-term investments	223	192

Total interest income	29,684	25,680

Fee income
Syndication fees	3,751	1,411
Origination fees	917	698
Loan servicing fees	1,881	1,909
Asset management and advisory fees	6,166	1,076
Guarantee fees	1,853	111
Other income	1,837	2,086

Total fee income	16,405	7,291

Net gain on sales	3,307	1,278

Total income	49,396	34,249

EXPENSES:
Interest expense	14,880	10,368
Interest expense on preferred shares (Note 8)	3,046	—
Salaries and benefits	13,059	5,966
General and administrative	3,920	1,656
Professional fees	1,494	989
Amortization of intangibles	1,612	389

Total expenses	38,011	19,368

Net holding gains (losses) on derivatives	(2,355)	2,873
Impairments and valuation allowances related to investments	(300)	—
Net losses from equity investments in partnerships	(10,511)	(747)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company and cumulative effect of a change in accounting principle	(1,781)	17,007
Income tax benefit (expense)	2,510	(68)

Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of a change in accounting principle	729	16,939
Income allocable to preferred shareholders in a subsidiary company	—	(2,994)

Net income before cumulative effect of a change in accounting principle	729	13,945
Cumulative effect of a change in accounting principle	520	—

Net Income	$1,249	$13,945

Basic earnings per common share:
Earnings before cumulative effect of accounting change	$0.02	$0.51
Cumulative effect of a change in accounting principle	0.02	—

Basic earnings per common share	$0.04	$0.51

Weighted average common shares outstanding	33,301,337	27,342,870
Diluted earnings per common share:
Earnings before cumulative effect of accounting change	$0.02	$0.50
Cumulative effect of a change in accounting principle	0.02	—

Diluted earnings per common share	$0.04	$0.50

Weighted average common shares outstanding	33,679,188	27,681,511

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
Net income	$1,249	$13,945

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(4,204)	4,576
Reclassification adjustment for gains included in net income	(192)	—

Other comprehensive income (loss)	(4,396)	4,576

Comprehensive income (loss)	$(3,147)	$18,521

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Loss	Total
Balance, January 1, 2004	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835
Net income	1,249	—	—	—	1,249
Unrealized gains on investments, net of reclassifications	—	—	—	(4,396)	(4,396)
Distributions	(14,770)	—	—	—	(14,770)
Purchase of treasury shares	—	—	—	—	—
Options exercised	758	—	—	—	758
Issuance of common shares	52,475	—	—	—	52,475
Deferred shares issued under the Non-Employee Directors’ Share Plans	47	—	—	—	47
Deferred share grants	—	—	(638)	—	(638)
Forfeiture of deferred shares	—	—	—	—	—
Amortization of deferred compensation	852	—	563	—	1,415
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—

Balance, March 31, 2004	$695,311	$(2,615)	$(4,067)	$(10,654)	$677,975

	Common	Treasury
SHARE ACTIVITY:	Shares	Shares

Balance, January 1, 2004	32,507,079	124,715
Options exercised	41,000	—
Purchase of treasury shares	—	—
Issuance of common shares	2,145,351	—
Issuance of common shares under employee share incentive plans	75,949	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	1,950	—

Balance, March 31, 2004	34,771,329	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,249	$13,945
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	—	2,994
Cumulative effect of a change in accounting principle	(520)
Net holding (gains) losses on trading securities	2,355	(2,873)
Impairments and valuation allowances related to investments	300	—
Amortization of guarantee liability	(1,075)	—
Net gain on sales	(3,307)	(1,278)
Loss from investments in partnerships	10,511	747
Distributions received from investments in partnerships	1,887	1,714
Net amortization of premiums, discounts and fees on investments	(106)	(116)
Depreciation and amortization	2,936	531
Tax benefit from deferred share compensation	—	313
Deferred share compensation expense	777	444
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	56	67
Net change in assets and liabilities:
(Increase) in interest receivable	(947)	(2,555)
(Increase) decrease in other assets and goodwill	(22,434)	16,275
Decrease in accounts payable, accrued expenses and other liabilities	(10,727)	(5,305)
Decrease in loans receivable held for sale	32,168	38,816

Net cash provided by operating activities	13,123	63,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(67,000)	(27,345)
Loan originations	(90,504)	(76,248)
Purchases of property and equipment	(419)	(78)
Net (investment) in restricted assets	9,190	(3,264)
Principal payments received	47,465	60,671
Proceeds from the sale of investments	8,168	—
Investments in partnerships	(43,433)	(19,770)
Return of capital invested in partnerships	60,369	18,617

Net cash used in investing activities	(76,164)	(47,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	280,438	167,522
Repayment of credit facilities	(267,711)	(237,373)
Proceeds from tax credit syndication investors	2,364	—
Proceeds from short-term debt	2,495	—
Repayment of short-term debt	—	(355)
Proceeds from long-term debt	1,140	—
Repayment of long-term debt	(4,438)	(370)
Issuance of common shares	52,466	71,944
Proceeds from stock options exercised	758	188
Distributions on common shares	(14,770)	(11,335)
Distributions to preferred shareholders in a subsidiary company	—	(2,994)

Net cash provided by (used in) financing activities	52,742	(12,773)

Net increase (decrease) in cash and cash equivalents	(10,299)	3,529
Cash and cash equivalents at beginning of period	50,826	43,745

Cash and cash equivalents at end of period	$40,527	$47,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,492	$10,238

Income taxes paid	$1,146	$64

Non-cash activity resulting from consolidation of VIEs under FIN 46 (Note 1):
Investment in partnership	1,382,800	—
Restricted assets	133,107	—
Other assets	(27,398)	—
Notes payable	208,655	—
Accounts payable, accrued expenses and other liabilities	4,740	—
Minority interest in subsidiary companies	1,274,533	—
Accumulated other comprehensive income	61	—

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

     Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing or commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes.

     The Company is also a tax credit syndicator and a mortgage banker. As a syndicator, the Company acquires and sells to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit funds and for managing the low-income housing tax credit funds it has syndicated. Mortgage banking activities include the origination of, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

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

     On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Corporation Limited for $102.0 million in cash. HCI is a syndicator of low income housing tax credit equity investments. The acquisition of this affordable housing tax credit syndication operation has enhanced the Company’s competitive position, and as a result the Company is one of the nation’s leaders in the affordable housing industry. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company, and the Company’s results for the first quarter of 2004 reflect a full quarter of activity from TC Corp.

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”). TE Bond Sub sold Series A, Series B and Series A-1 and Series B-1 Cumulative Preferred Shares (collectively, the “TE Bond Sub Preferred Shares”) to institutional investors in May 1999, June 2000 and October 2001, respectively. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. As a result, the assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The Company’s common equity interest in TE Bond Sub was $268.8 million and $267.0 million at March 31, 2004 and December 31, 2003, respectively. The common equity interest in TE Bond Sub held by MuniMae is subject to the claims of the creditors of MuniMae and in certain circumstances could be foreclosed.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Company’s 2003 Form 10-K”). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) approved Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a company’s equity investment in a variable interest entity (“VIE”) if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (“FIN 46-R”). In addition, FASB extended the effective date of FIN 46 until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time.

     The Company’s residual interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its residual interests in bonds were special purpose entities and did not qualify for the deferral. Therefore, these securitization trusts were consolidated at December 31, 2003.

     The Company has general partner interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46 in March 2004, the Company determined that it is the primary beneficiary in certain of the funds it originates where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statements of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.3 billion, consisting primarily of $1.4 billion in investment in partnerships, $133.1 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.3 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds. The Company also has a general partner interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $970.3 million and liabilities of $90.8 million at March 31, 2004 have not been consolidated and continue to be accounted for using the equity method of accounting.

NOTE 2 — INVESTMENT IN TAX-EXEMPT BONDS

     The Company originates investments in tax-exempt bonds and taxable loans primarily to the affordable multifamily housing industry. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other real estate financings. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties.

     The Company invests in other housing-related securities, including tax-exempt bonds issued by community development districts, to finance the development of infrastructure supporting single-family housing or commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.

     The Company’s sources of capital to fund these lending activities include proceeds from equity and debt offerings, securitizations, notes and warehousing facilities with various pension funds and commercial banks, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees, through subsidiaries classified as corporations for Federal income tax purposes, for originating and servicing the bonds during the construction period.

     For a further discussion of the general terms of tax-exempt bonds see Note 1 to the Company’s 2003 Form 10-K.

     As of March 31, 2004 and December 31, 2003, the Company held $1,097.8 million and $1,044.0 million of tax-exempt bonds, respectively. The following tables summarize the tax-exempt bonds by type.

	March 31, 2004
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value

Non-participating bonds	$976,257	$955,818	$(26,712)	$929,106

Participating bonds	101,503	100,606	878	101,484

Subordinate non-participating bonds	18,778	16,255	(77)	16,178

Subordinate participating bonds	58,890	35,800	15,196	50,996

Total	$1,155,428	$1,108,479	$(10,715)	$1,097,764

	December 31, 2003
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value

Non-participating bonds	$922,544	$897,322	$(22,719)	$874,603

Participating bonds	101,589	100,693	1,666	102,359

Subordinate non-participating bonds	17,642	16,417	58	16,475

Subordinate participating bonds	58,890	35,799	14,737	50,536

Total	$1,100,665	$1,050,231	$(6,258)	$1,043,973

Note:

TE Bond Sub owns $833.4 million and $840.1 million of tax exempt bonds as of March 31, 2004 and December 31, 2003, respectively.

     During the three months ended March 31, 2004, the Company invested in tax-exempt bonds with a face amount of $67.7 million for $67.0 million. Of the total face amount of $67.7 million, $46.8 million represents the Company’s new primary investments (bonds which the Company originated), $2.5 million reflects new secondary market investments (previously issued bonds purchased from third parties) and $7.3 million reflects the refunding of a non-performing bond that the Company had purchased in 2003.

     The Company structures tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company did not originate any new draw down bonds in the first quarter of 2004. However, the Company funded an additional $11.1 million of existing tax-exempt draw down bonds with a face amount of $11.1 million.

     Two tax-exempt bonds with an amortized cost of $8.2 million were paid off in the first quarter. One of the bonds was repaid as a result of a refunding of the bond. The Company continues to hold the refunded bond. The Company recognized a gain of $0.2 million on the pay off of the second bond.

NOTE 3 – LOANS RECEIVABLE

     The Company’s loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. For a further discussion of the general terms of loans held by the Company and the allowance for loan losses, see the description of mortgage banking activities in Note 1 to the Company’s 2003 Form 10-K. The following table summarizes loans receivable by loan type at March 31, 2004 and December 31, 2003.

(in thousands)	March 31, 2004	December 31, 2003

Loan Type:
Construction loans	$432,809	$396,817
Taxable permanent loans	22,933	54,492
Supplemental loans	76,102	72,966
Other taxable loans	34,284	29,780

	566,128	554,055
Allowance for loan losses	(1,679)	(1,679)

Total	$564,449	$552,376

     The Company had loans receivable held for sale of $22.9 million and $54.5 million at March 31, 2004 and December 31, 2003, respectively. These loans committed for sale sold to Federal National Mortgage Association (“Fannie Mae”) and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.

     The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At March 31, 2004 and December 31, 2003, the total carrying amount of the loans receivable pledged as collateral was $521.9 million and $480.1 million, respectively.

NOTE 4 – INVESTMENT IN PARTNERSHIPS

     The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method.

For partnerships in which the Company is a limited partner, the Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the Company’s original investment and, after the Company’s investment in such partnership reaches $0, cash distributions received from these investments are recorded as income. For partnerships in which the Company is a general partner (for example, the Company’s interests in the tax credit equity syndication funds which it originates and the Company’s Joint Ventures with CAPREIT, Inc. and its affiliates (“CAPREIT”)), the Company recognizes losses to the extent of its partnership liability, regardless of the Company’s basis in its partnership interest. The following table summarizes investment in partnerships by major category at March 31, 2004 and December 31, 2003:

(in thousands)	March 31, 2004	December 31, 2003

Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$1,382,799	$—
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships (2)	95,913	110,593
Investment in real estate operating partnerships — warehousing (3)	84,387	108,677
Investment in CAPREIT (4)	60,313	62,561
Other investments in partnerships	661	661

	$1,624,073	$282,492

(1) As a result of FIN 46, the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These investments are real estate operating partnerships owned by tax credit funds, which have been consolidated as of March 31, 2004. See Note 1 for further discussion.

(2) These investments are real estate operating partnerships owned by tax credit funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.

(3) The Company acquires, through limited partnership interests, equity interests that typically represent a 99% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a syndicated fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

(4) The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT. In one such venture, the Company owns a 35% general partnership interest in 12 property partnerships (the “CAPREIT Tera” investment) and in a second such venture the Company owns a 30% general partnership interest in 20 property partnerships and four related swap partnerships (the “CAPREIT 3M” investment).

NOTE 5 — INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At March 31, 2004 and December 31, 2003, the Company’s investments in derivative financial instruments consisted of interest rate swaps, put option contracts and total return swaps. For a further discussion of the Company’s investment in derivative financial instruments, see Note 7 to the Company’s 2003 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at March 31, 2004 and December 31, 2003:

Investment in derivative financial instruments:

	March 31, 2004			December 31, 2003
	Notional	Fair Value (4)		Notional	Fair Value (4)
(in thousands)	Amount	Assets	Liabilities (5)	Amount	Assets	Liabilities (5)

Interest rate swap agreements (1)	$310,975	$2,564	$(17,656)	$310,975	$2,559	$(15,244)
Total return swaps (2)	33,000	66	—	38,000	—	—
Put option agreements (3)	122,524	—	(53)	122,524	4	(43)

Total investment in derivative financial instruments		$2,630	$(17,709)		$2,563	$(15,287)

(1) For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($345,935 as of March 31, 2004 and December 31, 2003) less the total amount of the Company’s reverse interest rate swap contracts ($34,960 as of March 31, 2004 and December 31, 2003).

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

NOTE 6 – RESTRICTED ASSETS

The table below summarizes restricted assets by major category at March 31, 2004 and December 31, 2003:

(in thousands)	March 31, 2004	December 31, 2003

Tax credit equity fund cash (1)	$169,648	$44,192
Margin call deposits (2)	10,934	9,122
Cash deposit for guarantee on sale of certain taxable loans (3)	1,278	1,278
CAPREIT total return swaps collateral (4)	4,895	19,670
Other cash collateral (5)	8,261	1,263

	$195,016	$75,525

(1)	Under the financing method of accounting for guaranteed tax credit funds and due to the consolidation of certain other funds in accordance with FIN 46, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments in partnerships and other approved uses as set out in the funds’ partnership agreements.

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts.

(3)	In conjunction with a guarantee provided by the Company related to the sale of certain taxable notes, the Company deposited $1.3 million in cash in an account with a counterparty. This money serves as collateral for the Company’s obligation under the guarantee; however, the Company’s obligation under the guarantee is not limited to this deposit. In the event that any of the properties cannot fund their payments on the loan, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the loans are fulfilled. The Company does not believe it will have to perform under the guarantee.

(4)	Under the terms of the Company’s investment with CAPREIT, the Company is required to post either bond or cash collateral for the CAPREIT total return swaps. From time to time the Company may elect to post short-term floating-rate marketable securities, in lieu of cash.

(5)	From time to time, the Company may elect to pledge cash collateral for the Company’s account or on behalf of its customers in order to facilitate letters of credit, secured lines of credit and other collateral requirements. These transactions are considered temporary and the Company expects to be fully reimbursed.

NOTE 7 – NOTES PAYABLE AND DEBT

     The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements that are used to (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and (4) warehouse permanent loans before they are purchased by third parties. At March 31, 2004, notes payable also includes factored notes payable reflected on the Company’s balance sheet as a result of consolidating certain tax credit equity funds upon adoption of FIN 46 (discussed in Note 1). These factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The Company’s short- and long-term debt relates to securitization transactions and other financing transactions that the

Company has recorded as borrowings. The following table summarizes notes payable and debt at March 31, 2004 and December 31, 2003:

(in thousands)	Total of Facilities	March 31, 2004	December 31, 2003
Short-term notes payable	N/A	$210,862	$198,342
Lines of credit — unaffiliated entities	$555,000	347,125	304,153
Lines of credit — affiliated entities	$195,000	—	20,662
Short-term debt	N/A	374,376	371,881

Total short-term notes payable and debt		932,363	895,038

Long-term notes payable	N/A	100,836	122,939
Long-term debt	N/A	186,792	190,090

Total long-term notes payable and debt		287,628	313,029

Factored notes payable		208,655	—

Total notes payable and debt		$1,428,646	$1,208,067

Covenant Compliance

     As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46 as of March 31, 2004, and the reclassification, pursuant to Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”) as of September 30, 2003, as liabilities of the Company’s outstanding preferred shares in a subsidiary company, the Company would, in the absence of a waiver or amendment, be in default of a financial covenant in a $200 million short-term line of credit by May 28, 2004. Consequently, the Company and the lender have executed a waiver of this default through June 30, 2004. The parties are also negotiating an amendment to the line of credit to address this issue. As of April 30, 2004, $168 million of debt was outstanding under this line of credit. In the event the Company is unsuccessful in negotiating an amendment prior to the expiration of the waiver, and a default ensues and the lender accelerates this line of credit, the Company will have to secure alternative short-term credit arrangements in order to meet its production targets and other business objectives for 2004. The Company was in compliance with all other covenants with respect to its credit facilities at March 31, 2004.

NOTE 8 – PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

     In accordance with FAS 150, the Company classifies the liquidation preference value of its preferred shareholders’ equity of $168.0 million in a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares are classified in other assets. Commencing on July 1, 2003, the offering costs are amortized through the mandatory redemption dates of the preferred shares and amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.

     At March 31, 2004 and December 31, 2003, the Company had four classes of preferred shares outstanding, including Series A Cumulative Preferred Shares (“Series A Preferred Shares”), Series B Cumulative Preferred Shares (“Series B Preferred Shares”), Series A-1 Cumulative Preferred Shares (“Series A-1 Preferred Shares”) and Series B-1 Subordinate Cumulative Preferred Shares (“Series B-1 Preferred Shares”)(collectively, the “TE Bond Sub Preferred Shares”). The following discussion summarizes the significant terms of the TE Bond Sub Preferred Shares.

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

NOTE 9 – TAX CREDIT EQUITY GUARANTEE LIABILITY

     As part of the acquisition of HCI (see Note 1), the Company is providing guarantees to Lend Lease Corporation Limited (“Lend Lease”) related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. As a result of the guarantees, the Company is considered to have continuing involvement with the assets of the related tax credit equity funds and to have effective control over the assets in the funds. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company reports the net assets of the funds, consisting primarily of restricted cash and investments in partnerships, in the Company’s consolidated balance sheet. In addition, the investor capital contributions are reported as a tax credit equity guarantee liability on the Company’s consolidated balance sheet. The net income (loss) from the tax credit equity funds are reported in the appropriate line items of the Company’s consolidated statements of income. The Company’s guarantee liability may expire based on the achievement of certain targets by the underlying properties in the fund or may be outstanding for the life of the fund. When the Company’s liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved as the guarantees expire and the related underlying investment in the property partnership is de-recognized. Any difference between the carrying value of the de-recognized investment in the partnership and the guarantee liability is reflected as a gain or loss on sale and reported in the Company’s consolidated statement of income. For funds where the Company’s guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and is reported in guarantee income in the Company’s consolidated statement of income. The following table shows the changes in the tax credit equity guarantee liability:

(in thousands)
Balance, January 1, 2004	$151,326
Amortization	(1,075)
Expiration of guarantees	(19,335)
Limited partner’s capital contributions	5,406

Balance, March 31, 2004	$136,322

NOTE 10 – GUARANTEES, COMMITMENTS AND CONTINGENCIES

     For discussion of the Company’s commitments and contingencies, see Note 14 to the Company’s 2003 Form 10-K.

Guarantees

     The following table summarizes the Company’s guarantees by type at March 31, 2004. The Company’s maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

(in millions)

	March 31, 2004
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae and GNMA	(1)	$190.8	$—	$5.4 million Letter of Credit pledged
Bank line of credit guarantees	(2)	236.6	236.6	Investment in partnership and loans totaling $250.5 million
Tax credit related guarantees	(3)	260.8	139.3	None
Other financial/payment guarantees	(4)	168.5	13.5	$3.8 million of cash and tax exempt bonds
Put options	(5)	122.5	3.5	$82.7 million of loans and tax exempt bonds
Letter of credit guarantees	(6)	53.3	40.0	$0.6 million of cash
Indemnification contracts	(7)	76.6	58.9	None

		$1,109.1	$491.8

Notes:

(1)	As a Fannie Mae and Government National Mortgage Association (“GNMA”) loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $236.1 million at March 31, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

Litigation

     At March 31, 2004, the Company had a litigation reserve of $1.1 million for routine litigation and administrative proceedings arising in the ordinary course of business. This litigation reserve was established in conjunction with the purchase of HCI (discussed in Note 1).

NOTE 11 — SHAREHOLDERS’ EQUITY

Equity Offering

     In March 2004, the Company sold to the public 2.0 million common shares at a price of $25.55 per share and granted the underwriters an option to purchase up to an aggregate of 195,000 common shares to cover overallotments at the same price. Net proceeds on the 2.0 million shares approximated $47.7 million. On March 8, 2004, the underwriters exercised their option to purchase 195,000 common shares, generating additional net proceeds of approximately $4.8 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Distributions

     On January 15, 2004, the Board of Directors declared a distribution of $0.4525 for the three months ended December 31, 2003 to common shareholders of record on January 26, 2004. The payment date was February 6, 2004.

Earnings per Share

     The following table reconciles the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three months ended March 31, 2004 and 2003. The effect of all potentially dilutive securities was included in the calculation.

Municipal Mortgage & Equity, LLC
Reconciliation of Basic and Diluted EPS
(unaudited)

	For the three months ended March 31, 2004			For the three months ended March 31, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except share and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income before cumulative effect of accounting change	$729		$0.02	13,945		$0.51
Cumulative effect of accounting change	520		0.02	—		—

Income allocable to common shares	$1,249	33,301,337	$0.04	13,945	27,342,870	$0.51

Effect of Dilutive Securities

Options and deferred shares		377,851			338,641

Diluted EPS

Net income before cumulative effect of accounting change	$729		$0.02	13,945		$0.50
Cumulative effect of accounting change	520		0.02	—		—

Income allocable to common shares plus assumed conversions	$1,249	33,679,188	$0.04	13,945	27,681,511	$0.50

NOTE 12 — NON-EMPLOYEE DIRECTORS’ SHARE PLANS AND EMPLOYEE SHARE INCENTIVE PLANS

     The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 1 and Note 17 to the Company’s 2003 Form 10-K) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for the options issued under the plans during the first quarter of 2004 or 2003. There were no options issued in the first quarter of 2004. The Company issued 7,000 options in the first quarter of 2003. The Company estimated the fair value of each option awarded during that quarter using the Black Scholes option-pricing model with the following assumptions.

For the three months
ended March 31,
2003
Risk-free interest rate	3%
Dividend yield	7.5%
Volatility	20%
Expected option life	7.5 years
Weighted average fair value of options	$1.40

     The following table illustrates the effect on net income and earnings per share if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by Financial Accounting Standards No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” For the three months ended March 31, 2004, there would be no effect on net income from the fair value method of accounting under FAS 123.

For the three months
ended March 31,
(in thousands, except per share amounts)	2003
Net income allocated to common shares, as reported	$13,945
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)

Net income, pro forma	$13,935

Earnings per common share:
Basic — as reported	$0.51

Basic — pro forma	$0.51

Diluted — as reported	$0.50

Diluted — pro forma	$0.50

NOTE 13 – BUSINESS SEGMENT REPORTING

     Subsequent to the acquisition of HCI, the Company has three reportable business segments: (1) a mortgage banking segment consisting of subsidiaries classified as corporations for Federal income tax purposes that primarily generate taxable fee income by providing loan servicing, loan origination and other related services; (2) a tax credit segment consisting of subsidiaries that primarily generate fees by providing tax credit equity syndication and asset management fees; and (3) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. Prior to the acquisition of HCI, the tax credit equity and mortgage banking segments were combined and reported as one segment called the operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s 2003 Form 10-K.

     The following table reflects the results of the Company’s business segments for the three- months ended March 31, 2004 and 2003.

Municipal Mortgage & Equity, LLC
Segment Reporting for the three months ended March 31, 2004 and 2003
(in thousands)

	For the three months ended March 31, 2004						For the three months ended March 31, 2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME:
Interest income
Interest on bonds and residual interest in bond securitizations	$19,178	$—	$—	$—		$19,178	$15,985	$—	$—	$—		$15,985
Interest on loans	1,126	9,157	—	—		10,283	829	8,674	—	—		9,503
Interest on short-term investments	5,910	131	243	(6,061	)(1)	223	1,197	—	188	(1,193	)(1)	192

Total interest income	26,214	9,288	243	(6,061)		29,684	18,011	8,674	188	(1,193)		25,680

Fee income
Syndication fees	—	—	3,751	—		3,751	—	—	1,411	—		1,411
Origination fees	—	1,794	134	(1,011	)(2)	917	—	836	116	(254	)(2)	698
Loan servicing fees	—	1,881	—	—		1,881	—	1,909	—	—		1,909
Asset management and advisory fees	—	362	5,804	—		6,166	—	154	922	—		1,076
Guarantee fees	110	—	1,743	—		1,853	111	—	—	—		111
Other income	651	470	716	—		1,837	1,197	289	600	—		2,086

Total fee income	761	4,507	12,148	(1,011)		16,405	1,308	3,188	3,049	(254)		7,291

Net gain on sales	2	870	2,435	—		3,307	—	1,180	98	—		1,278

Total Income	26,977	14,665	14,826	(7,072)		49,396	19,319	13,042	3,335	(1,447)		34,249

Expenses:
Interest expense	8,224	8,416	4,301	(6,061)		14,880	3,493	7,574	494	(1,193)		10,368
Interest expense on preferred shares	3,046	—	—	—		3,046	—	—	—	—		—
Salaries and benefits	1,138	5,062	6,859	—		13,059	473	4,143	1,350	—		5,966
General and administrative	631	1,244	2,045	—		3,920	552	351	753	—		1,656
Professional fees	515	263	716	—		1,494	544	385	60	—		989
Amortization of intangibles	—	403	1,209	—		1,612	—	389	—	—		389

Total expenses	13,554	15,388	15,130	(6,061)		38,011	5,062	12,842	2,657	(1,193)		19,368
Net holding gains (losses) on derivatives	(2,355)	—	—	—		(2,355)	2,873	—	—	—		2,873
Impairments and valuation allowances related to investments	(289)	(11)	—			(300)	—	—	—	—		—
Net losses from equity investments in partnerships	—	(361)	(10,150)			(10,511)	—	(278)	(469)	—		(747)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company and cumulative effect of accounting change	10,779	(1,095)	(10,454)	(1,011)		(1,781)	17,130	(78)	209	(254)		17,007
Income tax expense (benefit)	—	—	(2,510)	—		(2,510)	—	108	(40)	—		68

Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of accounting change	10,779	(1,095)	(7,944)	(1,011)		729	17,130	(186)	249	(254)		16,939
Income allocable to preferred shareholders in a subsidiary company	—						(2,994)	—	—	—		(2,994)

Net income before cumulative effect of accounting change	10,779	(1,095)	(7,944)	(1,011)		729	14,136	(186)	249	(254)		13,945

Cumulative effect of a change in accounting principle	—	—	520	—		520	—	—	—	—		—

Net income (loss)	$10,779	$(1,095)	$(7,424)	$(1,011)		$1,249	$14,136	$(186)	$249	$(254)		$13,945

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

NOTE 14 – SUBSEQUENT EVENTS

     A consolidated indirect wholly owned subsidiary of the Company, Midland Financial Holdings, Inc. (“MFH”), formed MFH Financial Trust I (“MFH Trust”) in 2003 as a special purpose financing vehicle. On May 3, 2004, MFH Trust sold to institutional investors $60.0 million in 9.5% Trust Preferred Securities (the "Trust Preferred Securities”) having a liquidation amount of $100 per Trust Preferred Security. The Trust Preferred Securities were sold with an initial purchasers’ discount of $3.15 per Trust Preferred Security, or $1.9 million in the aggregate. MFH Trust used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust Preferred Securities. MFH Trust can make distributions to the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt. The Trust Preferred Securities are guaranteed by MuniMae and MFH. The Trust Preferred Securities bear interest at an annual rate of 9.5% until May 5, 2014, to be increased thereafter to a rate which is equal to the greater of (a) 9.5% per annum or (b) the rate per annum which is equal to 6.0% plus the then current coupon rate on the U.S. Treasury Rate with a maturity nearest to May 5, 2024. The Trust Preferred Securities may be redeemed in whole or in part on May 5, 2014 and are subject to redemption in 2034. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH contributed the net proceeds from the offering to one of its subsidiaries, which in turn used the proceeds to pay off intercompany indebtedness to MuniMae. MuniMae intends to use these amounts to repay a portion of its indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Business

     The Company provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing or commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. Interest income derived from the majority of these bond investments is exempt income for Federal income tax purposes.

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

     The Company posts all reports filed with the Securities and Exchange Commission (“SEC”) on its website at http://www.mmafin.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@mmafin.com and by calling 888-788-3863.

Liquidity and Capital Resources

     As discussed more fully in the Company’s 2003 Form 10-K, the Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored enterprises (“GSEs”) to finance its growth. The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, funding the warehousing of operating partnerships for syndication activities and funding of mortgage banking activities, from equity and debt offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2004 and future years. The Company expects it will need $400 million to $650 million in new capital to meet its 2004 production targets for its lending and tax credit equity businesses. In 2004, the Company expects to generate proceeds through the issuance of privately placed preferred equity shares and listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs.

     Activity for the first quarter of 2004 related to liquidity and capital resources is discussed below. For a complete discussion of liquidity and capital resources, see the Company’s 2003 Form 10-K.

     The following table summarizes the transactions structured by the Company for the three months ended March 31, 2004:

(in millions)
Transaction type:
Taxable Construction/Permanent Lending	$191.7
Tax-Exempt	63.3
Supplemental Loans	11.7
Equity Financings	146.4

Total	$413.1

     The Company also raised $91 million for investment in syndicated tax credit equity funds.

     In March 2004, the Company sold to the public 2.0 million common shares at a price of $25.55 per share and granted the underwriters an option to purchase up to an aggregate of 195,000 common shares to cover overallotments. Net proceeds on the 2.0 million shares approximated $47.7 million. On March 8, 2004, the underwriters exercised their option to purchase 195,000 common shares, generating additional net proceeds of approximately $4.8 million. The net proceeds from this offering will be used for general corporate purposes, including funding of new investments, paying down debt and working capital.

     In January 2004, the Company obtained a $70.0 million secured line of credit. This facility will be used to warehouse construction loans. As of March 31, 2004 there were no borrowings under this facility.

     An indirect wholly owned subsidiary of the Company, MFH, previously formed MFH Trust as its subsidiary. In May 2004, MFH Trust sold to institutional investors $60.0 million in 9.5% Trust Preferred Securities. MFH Trust used the proceeds from the offering to purchase Debentures issued by MFH. For a summary of the offering and the terms of the Trust Preferred Securities, see Note 14 to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2004. MFH contributed the net proceeds to one of its subsidiaries, which in turn used the proceeds to pay off intercompany indebtedness to MuniMae. MuniMae intends to use these amounts to repay a portion of its indebtedness.

Covenant Compliance

     As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46 as of March 31, 2004, and the reclassification, pursuant to FAS 150 as of September 30, 2003, as liabilities of the Company’s outstanding preferred shares in a subsidiary company, the Company would, in the absence of a waiver or amendment, be in default of a financial covenant in a $200 million short-term line of credit by May 28, 2004. Consequently, the Company and the lender have executed a waiver of this default through June 30, 2004. The parties are also negotiating an amendment to the line of credit to address this issue. As of April 30, 2004, $168 million of debt was outstanding under this line of credit. In the event the Company is unsuccessful in negotiating an amendment prior to the expiration of the waiver, and a default ensues and the lender accelerates this line of credit, the Company will have to secure alternative short-term credit arrangements in order to meet its production targets and other business objectives for 2004. The Company was in compliance with all other covenants with respect to its credit facilities at March 31, 2004.

Leverage

     The Company has prepared the following table in an effort to enable investors to gain a better understanding of the various components of the Company’s published leverage measure. The table provides an overview, organized according to major categories of invested assets or product types, of the Company’s assets and liabilities as of March 31, 2004. The Company believes this presentation provides helpful information on the components of the Company’s leverage and how the Company’s assets and liabilities relate to those major categories. The table also provides data on the Company’s off-balance sheet bond securitizations as of March 31, 2004 (see column I), in order to permit comparison of the Company’s leverage based on the GAAP balance sheet alone to leverage inclusive of those off-balance sheet items. Readers are cautioned that (1) this table does not reflect formal operating units or business segments within the Company, (2) net assets for each of columns A through G were calculated by taking assets minus liabilities and minority interest for each column, and the related columnar net assets figures should not be construed as representing the actual or notional net assets or shareholders’ equity supporting the invested assets or product type represented by a given column, (3) various items grouped in column E (Other) relate to other columns but have been aggregated in column E for ease of presentation and simplicity (e.g., cash is not allocated among the various columns), (4) the preferred equity interest in MuniMae TE Bond Subsidiary, LLC has been presented in a separate column F to highlight subsidiary preferred shares reclassified to debt as of July 1, 2003 and (5) this table is not prepared in accordance with GAAP and is not intended to replace or approximate GAAP.

MUNICIPAL MORTGAGE & EQUITY, LLC
ANALYSIS OF CONSOLIDATED BALANCE SHEET COMPONENTS
3/31/04
(In thousands, except percentages)
(Unaudited)

	(A)		(B)	(C)	(D)	(E)	(F)	(G)	(H)		(I)	(J)
	Bond				CAPREIT		Preferred				Off Balance	Adjusted
	Securitizations and		Taxable	Tax Credit	Equity		Equity in	Tax Credit	Balance Sheet		Sheet Bond	Balance Sheet
	Derivatives (1)		Lending (2)	Operations (3)	Investments (4)	Other	TE Bond Sub (5)	Funds (6)	03/31/04		Securitizations	03/31/04
ASSETS
Investment in tax-exempt bonds, net	$1,097,764		$—	$—	$—	$—	$—	$—	$1,097,764		$103,493	$1,201,257
Loans receivable, net	30,351		508,643		2,522	—			541,516			541,516
Loans receivable held for sale			22,933			—			22,933			22,933
Investments in partnerships				85,051	60,313	(3)		1,478,712	1,624,073			1,624,073
Investment in derivative financial instruments	2,630					—			2,630			2,630
Cash and cash equivalents						40,527			40,527			40,527
Interest receivable						17,790			17,790			17,790
Restricted assets	13,475				4,895	6,999		169,647	195,016			195,016
Other assets				62,457		29,456	7,380	(29,683)	69,610			69,610
Mortgage servicing rights, net			10,631			—			10,631			10,631
Goodwill			15,855	89,768		1,882			107,505			107,505
Other intangibles (7)				25,980		—		—	25,980			25,980

Total assets	$1,144,220		$558,062	$263,256	$67,730	$96,651	$7,380	$1,618,676	$3,755,975		$103,493	$3,859,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$52,966		$502,882	$102,975	$—	$—	$—	$208,655	$867,478		$—	$867,478
Short-term debt	374,376					—			374,376			374,376
Long-term debt	186,792					—			186,792		103,493	290,285
Preferred shares subject to mandatory redemption						—	168,000		168,000			168,000
Tax credit syndication guarantee liability						—		136,322	136,322			136,322
Investment in derivative financial instruments	17,709					—			17,709			17,709
Accounts payable and accrued expenses						3,503		4,613	8,116			8,116
Interest payable						7,542	2,994	74	10,610			10,610
Unearned revenue and other liabilities				3,339		30,908		72	34,319			34,319

Total liabilities	631,843		502,882	106,314	—	41,953	170,994	349,736	1,803,722		103,493	1,907,215

Minority interest in subsidiary companies			—	(74)		—		1,274,532	1,274,458			1,274,458

Liabilities / Assets	55	%(9)	90%	40%	0%	43%	2317%	22%	48	%(10)	100%	49%
Percentage of liabilities - balance sheet 3/31/04	35%		28%	6%	0%	2%	9%	19%	100%		N/A	N/A
Percentage of liabilities - adjusted balance sheet 3/31/04	33%		26%	6%	0%	2%	9%	18%	N/A		5%	100%

Total net assets (8)	512,377		55,180	157,016	67,730	54,698	(163,614)	(5,592)	677,795		—	677,795

Total liabilities and net assets	$1,144,220		$558,062	$263,256	$67,730	$96,651	$7,380	$1,618,676	$3,755,975		$103,493	$3,859,468

NOTES

(1)	Bond securitizations and derivatives includes the Company’s investments in tax-exempt bonds, bond related investments and derivatives and the related on-balance sheet debt and cash collateral.

(2)	Taxable lending includes the Company’s construction and permanent loans and the related borrowings from the Midland Affordable Housing Group Trust, pension funds and lines of credit.

(3)	Tax credit operations includes the Company’s investment in properties and advances to tax credit equity funds and the related borrowings under lines of credit. This column also includes borrowings under a line of credit used to finance the July 2003 acquisition of Lend Lease’s tax credit operations.

(4)	CAPREIT equity investments includes the taxable equity investments in the CAPREIT joint ventures and the related cash collateral.

(5)	Due to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the preferred shares issued by TE Bond Subsidiary have been reclassified to debt.

(6)	Tax credit funds reflects the consolidation of assets and liabilities of certain tax credit equity funds under two GAAP rules: FIN 46, which requires consolidation of certain funds which are considered “variable interest entities”; and Financial Accounting Statement No. 66, “Accounting for Sales of Real Estate”, which requires consolidation of funds where the Company has provided investors a guarantee or has continuing involvement with the assets of the funds. The great majority of assets, and all of the minority interest in subsidiary companies, shown in this column relates to funds consolidated as of March 31, 2004 pursuant to FIN 46.

(7)	Goodwill of $31.7 million related to the 1999 purchase of the Midland Companies has been allocated equally between taxable lending and tax credit operations.

(8)	Net assets was calculated by taking assets minus liabilities and minority interest for each column, and therefore these amounts do not accurately represent the actual or notional amount of net assets or shareholders’ equity attributable to each column.

(9)	Including the assets and liabilities from off balance sheet bond securitizations the percentage relating to bond securitixations and derivatives would be 59%.

(10)	Adjusted to include minority interest in subsidiaries as a liability, this percentage would be 82%. Adjusted to exclude the assets and liabilities of the tax credit funds (column G) this percentage would be 68%.

Factors that Could Affect Future Results

     The Company’s 2003 Form 10-K contains a detailed description of various factors that could affect the Company’s future results. There has been no material change since December 31, 2003 to the information related to factors that could affect future results.

Contractual Obligations

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s contractual obligations. There has been no material change since December 31, 2003 to the information related to the Company’s contractual obligations.

Guarantees

     The Company’s 2003 Form 10-K contains a summary of the Company’s guarantees. There has been no material change since December 31, 2003 to the information related to the Company’s guarantees. See Note 10 of the consolidated financial statements for a table that summarizes the Company’s guarantees by type as of March 31, 2004.

Off-Balance Sheet Arrangements

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s off-balance sheet arrangements. There has been no material change since December 31, 2003 to the information related to the Company’s off-balance sheet arrangements.

Dividend Policy and Cash Available for Distribution

     The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company uses cash available for distribution (“CAD”) as a primary measure of its ability to pay distributions. The Company believes CAD is the most relevant measure of its ability to pay distributions because it is a measure of current earnings. The Company uses this measure of current earnings as a basis for declaring its quarterly distributions.

     CAD differs from net income because of variations between GAAP income and actual cash received. There are four primary differences between CAD and GAAP income. The first is the treatment of several types of fees (including origination, syndication, guarantee and asset management fees), which for purposes of calculating CAD are recognized as income when received or earned but for GAAP purposes may be amortized into income over time or deferred until certain events occur. The second difference is that the non-cash gains and losses recognized for GAAP associated with valuations, sales of investments and capitalization and amortization of mortgage servicing rights and certain purchased asset management contracts are not included in the calculation of CAD. The third difference is the treatment of the Company’s investments in partnerships. For GAAP, the Company records its allocable share of the income (loss) from the partnership as income, while for CAD reporting the Company records the cash distributions it receives from the partnership as income. The fourth difference is the treatment of tax credit equity funds for funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund or for funds that are required to be consolidated under FIN 46. GAAP accounting requires that the Company record income (loss) from these funds and an associated charge to minority interest income or expense if applicable. These non-cash items are not reflected in CAD.

     The following table reconciles the Company’s GAAP net income to CAD for the quarters ended March 31, 2004 and 2003.

	For the quarter ended March 31,
(in thousands)	2004	2003
Net income allocated to common shares — GAAP Basis	$1,249	$13,945
Conversion to Cash Available for Distribution:
(1) Mark to market adjustments	$2,355	$(2,873)
(2) Equity investments	2,866	2,410
(3) Net gain on sales	(125)	(327)
(3) Amortization of capitalized mortgage servicing fees	403	352
(3) Amortization of asset management contracts	1,179	—
(4) Origination fees, syndication fees and other income, net	1,852	281
(5) Valuation allowances and other-than-temporary impairments	326	—
(6) Deferred tax expense	(2,514)	628
(7) Fund income	5,930	—
(8) Change in accounting principle	(520)	—

Cash Available for Distribution (CAD)	$13,001	$14,416

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

(7) For those of the Company’s tax credit equity syndication funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund, GAAP accounting requires the Company to record the net income (loss) from the fund. This non-cash item is not reflected in CAD.

(8) As a result of the adoption of Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the company determined its residual interests in non-guaranteed tax credit equity funds represented equity interests in variable interest entities (“VIEs”) and the Company was the primary beneficiary of those VIEs and, therefore, was required to consolidate the funds. The non-cash GAAP earnings (loss) from these tax credit equity funds is not included in CAD.

The Company’s current policy is to distribute at least 80% of its annual CAD to common shares to common shareholders. The table below shows the Company’s CAD available to common shares, CAD per common share, distribution per common share and payout ratio for the three-month periods ended March 31, 2004 and 2003.

	2004	2003
CAD available to common shares (000’s)	$13,001	$14,416
CAD per common share (1)	$0.37	$0.50
Dividend per common share	$0.4575	$0.4450
Payout ratio	122.6%	89.0%

(1) CAD per common share is based on the number of shares outstanding at the end of each fiscal quarter.

     The calculation of CAD is the basis for the determination of the Company’s quarterly distributions to common shares, is used by securities analysts and is presented as a supplemental measure of the Company’s performance. The calculation is not approved by the SEC, is not required by GAAP and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. The Company believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.

     Cash Flow—GAAP

     Cash flow from operating activities was $13.1 million and $63.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in operating cash flow is due to an increase in other receivables related to an increase in fee receivables for the tax credit equity business and a decrease in accrued expenses related to larger bonuses paid in the first quarter of 2004 compared to 2003.

Results of Operations and Critical Accounting Estimates

Critical Accounting Policies and Estimates

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s critical accounting policies and estimates. There has been no material change to the information related to critical accounting policies and estimates since December 31, 2003, except as noted under the new accounting pronouncements section of this report.

New Accounting Pronouncements

     In January 2003, FASB approved FIN 46. FIN 46 requires the consolidation of a company’s equity investment in a VIE if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, FASB approved various amendments to FIN 46 and released a revised version of FIN 46. In addition, FASB extended the effective date of FIN 46 until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time.

     The Company’s residual interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its residual interests in bonds were special purpose entities and did not qualify for the deferral. Therefore, these securitization trusts have been consolidated at December 31, 2003.

     The Company has general partner interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46 in March 2004, the Company determined that it is the primary beneficiary in certain of the funds it originates where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statements of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.3 billion, consisting primarily of $1.4 billion in investment in partnerships, $133.1 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.3 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds. The Company also has a general partner interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $970.3 million and liabilities of $90.8 million have not been consolidated and continue to be accounted for using the equity method of accounting.

Results of Operations

Net Interest Income

	For the three months ended March 31,
(000s)	2004	%	2003	%
Interest on bonds and residual interests in bond securitizations	$19,178	163.1%	$15,985	104.4%
Interest on loans	10,283	87.5%	9,503	62.1%
Interest on short-term investments	223	1.9%	192	1.2%

Total interest income	29,684		25,680
Interest expense	(14,880)	-126.6%	(10,368)	-67.7%
Interest expense on preferred shares	(3,046)	-25.9%	—	—

Net interest income	$11,758	100.0%	$15,312	100.0%

     Net interest income for the three months ended March 31, 2004 decreased $3.6 million compared to the same period last year due primarily to a $3.0 million increase in interest expense related to the reclassification of the income allocable to preferred shares to interest expense beginning on July 1, 2003 and $0.4 million increase in interest expense associated with the loan and total return swap used to finance the acquisition of HCI. The majority of the increase in interest income on bonds is offset by an increase in interest expense related to these bond investments. These increases are due to a change in the method of accounting for certain securitization entities in accordance with FIN 46 beginning December 31, 2003. For the three months ended March 31, 2004, the Company is reporting the interest income related to the securitization trust assets (tax-exempt bonds) and interest expense related to the senior interest in the trusts (short-term debt) due to the consolidation of the securitization trust. In 2003, the net interest income earned on the securitization trusts was reported as interest on bonds.

Fee Income

	For the three months ended March 31,
(000s)	2004	%	2003	%
Syndication fees	$3,751	22.9%	$1,411	19.4%
Origination fees	917	5.6%	698	9.6%
Loan servicing fees	1,881	11.5%	1,909	26.2%
Asset management and advisory fees	6,166	37.5%	1,076	14.7%
Guarantee fees	1,853	11.3%	111	1.5%
Other income	1,837	11.2%	2,086	28.6%

Total fee income	$16,405	100.0%	$7,291	100.0%

     Total fee income for the three months ended March 31, 2004 increased $9.1 million compared to the same period in 2003 due primarily to increases in asset management fees, syndication fees and guarantee fees as a result of additional fee income generated from the July 2003 HCI acquisition. In addition, other income increased by $0.6 million as a result of fees generated by the HCI acquisition. This increase was offset by a decrease in other income of $0.8 million due primarily to one-time prepayment fees collected from the prepayment of tax-exempt bond investments in 2003, while no prepayment penalties were collected for the three months ended March 31, 2004.

Net Gain on Sales

	For the three months ended March 31,
(000s)	2004	%	2003	%
Gain for capitalized mortgage servicing rights	$70	2.1%	$404	31.6%
Sales and payoffs of investments	800	24.2%	776	60.7%
Sale of investments in partnerships	2,435	73.6%	98	7.7%
Other	2	0.1%	—	—

Total net gain on sales	$3,307	100.0%	$1,278	100.0%

     Net gain on sales for the three months ended March 31, 2004 increased $2.0 million compared to the same period in 2003 due primarily to an increase in sale of investments in tax credit equity partnerships, which increased due to the acquisition of HCI in July 2003.

Operating Expenses and Amortization

	For the three months ended March 31,
(000s)	2004	%	2003	%
Salaries and benefits	$13,059	65.0%	$5,966	66.3%
General and administrative	3,920	19.6%	1,656	18.4%
Professional fees	1,494	7.4%	989	11.0%
Amortization of intangibles	1,612	8.0%	389	4.3%

	$20,085	100.0%	$9,000	100.0%

     For the three months ended March 31, 2004, operating expenses and amortization increased $11.1 million compared to the same period in 2003 due primarily to an increase of $9.1 million in expenses as a result of the July 2003 HCI acquisition and a $1.6 million increase in salaries and benefits due to an increase in bonus expense accruals.

Net Holding Gains on Derivatives

     The Company recorded net holding losses for mark-to-market adjustments on derivative financial instruments of $2.4 million for the three months ended March 31, 2004 and net holding gains of $2.9 million for the three months ended March 31, 2003.

Impairments and Valuation Allowances Related to Investments

     The Company recorded other-than-temporary impairments totaling $0.3 million on two tax-exempt bonds during the three months ended March 31, 2004. The Company did not record any other-than-temporary impairments during the three months ended March 31, 2003.

Net Losses from Equity Investments in Partnerships

     Net losses from equity investments in partnerships increased by $9.8 million for the three months ended March 31, 2004 compared to the same period last year due primarily to losses from the investments owned by the guaranteed tax credit equity funds as a result of the July 2003 HCI acquisition.

Income Taxes

     The Company had an income tax benefit of $2.5 million for the three months ended March 31, 2004 compared to income tax expense of $68,000 for the same period in 2003. The change from 2004 compared to 2003 is due to a deferred benefit recorded in the first quarter of 2004 for net operating losses. The net operating losses derive from the Company’s tax credit business. No benefit for deferred operating losses was recorded in the first quarter of 2003.

Income Allocable to Preferred Shareholders and Minority Interests in Subsidiary Companies

     Income allocable to preferred shareholders in a subsidiary company is reported as interest expense for the three months ended March 31, 2004. For the three months ended March 31, 2004, income allocable to preferred shareholders in a subsidiary company decreased $3.0 million compared to the same period in 2003 due to this reclassification.

Cumulative Effect of Change in Accounting Principle

     The Company recorded a cumulative effect of change in accounting principle of $0.5 million for the three months ended March 31, 2004 due to the adoption of FIN 46 discussed above.

Net Income

     Net income decreased $12.7 million for the three months ended March 31, 2004 compared to the same period last year due primarily to: (1) a $6.9 million net loss generated from the tax credit business; (2) a $5.2 million increase in net holding losses on derivatives; (3) a $1.6 million increase in non-HCI-related salaries and benefits due to an increased headcount and an increase in bonus expense accruals; (4) an $0.8 million decrease in other income due primarily to one-time prepayment fees collected from the prepayment of tax-exempt bond investments in 2003; offset in part by: (5) a $2.6 million increase in income tax benefit; and (6) a $0.5 million cumulative effect of change of accounting principle related to FIN 46. The net loss generated by the tax credit equity business is due to losses from equity investments in operating partnerships owned by the guaranteed tax credit equity funds. These are non-cash losses primarily generated by non-cash charges, such as depreciation, at the operating partnership entity level.

Other Comprehensive Income (Loss)

     For the three months ended March 31, 2004, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds available for sale was $4.2 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive loss for the three months ended March 31, 2004 was $4.4 million and total comprehensive loss was $3.1 million.

Related Party Transactions

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s related party transactions. During the first quarter of 2004, there has been no material change to the information related to related party transactions.

Income Tax Considerations

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s income tax considerations. During the first quarter of 2004, there has been no material change to the information related to income tax considerations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Since December 31, 2003, there has been no material change to the information included in Item 7A of the Company’s 2003 Form 10-K.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Controls Over Financial Reporting.

     There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

       For a summary of the Company’s change in securities, see Note 14 to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2003 which are included herein.

Item 6. Exhibits and Reports on Form 8-K.

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

(b) Reports on Form 8-K during the quarter ended March 31, 2004.

On March 1 2004, the Company filed a Current Report on Form 8-K and furnished information under Items 7, 9 and 12, containing the earnings package distributed to the securities analysts for the quarter ended December 31, 2003, an earnings press release and financial statements related to the Company’s performance for the quarter ended December 31, 2003 and a production press release related to the Company’s production volume for the quarter ended December 31, 2003.

On March 2, 2004, the Company filed a Form 8-K under Item 5 and furnished information under Item 7 to report the purchase agreement and press release announcing the pricing of an underwritten offering of 1,950,000 of common shares, with an overallotment option of up to 195,000 additional shares.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2004	MUNICIPAL MORTGAGE & EQUITY, LLC
	By:	/s/ Mark K. Joseph

Mark K. Joseph
Chairman of the Board, Chief Executive
Officer (Principal Executive Officer), and
Director

DATE: May 6, 2004	By:	/s/ Mark K. Joseph

Mark K. Joseph
Chairman of the Board, Chief Executive
Officer (Principal Executive Officer), and
Director

DATE: May 6, 2004	By:	/s/ William S. Harrison

William S. Harrison
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

(Registrant)

EXHIBIT INDEX

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