Form 10-Q
period 2004-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2004-08-06
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [ ] No

     The Registrant had 34,853,634 common shares outstanding as of July 30, 2004.

MUNICIPAL MORTGAGE & EQUITY, LLC
INDEX TO FORM 10-Q

Part I	–	FINANCIAL INFORMATION

Item 1.		Financial Statements	3

Item 2.		Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	33

Item 3.		Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.		Controls and Procedures	47

Part II	–	OTHER INFORMATION

Item 2.		Changes in Securities, Use of Proceeds and Issuer Purchases	47
		of Equity Securities

Item 4.		Submission of Matters to a Vote of Security Holders	47

Item 6.		Exhibits and Reports on Form 8-K	48

Signatures			49

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve certain risks and uncertainties. Assumptions contained in various portions of this Quarterly Report on Form 10-Q involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”). Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Investment in tax-exempt bonds, net (Note 2)	$1,180,237	$1,043,973
Loans receivable, net (Note 3)	574,956	497,884
Loans receivable held for sale (Note 3)	39,740	54,492
Investment in partnerships (Note 4)	1,587,008	282,492
Investments in derivative financial instruments (Note 5)	3,320	2,563
Cash and cash equivalents	99,962	50,826
Interest receivable	18,205	16,843
Restricted assets (Note 6)	194,843	75,525
Other assets	66,786	73,961
Land, building and equipment	177,284	5,429
Mortgage servicing rights, net	11,622	10,967
Goodwill	108,578	107,505
Other intangibles	24,801	27,159

Total assets	$4,087,342	$2,249,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 7)	$1,010,878	$646,096
Mortgage notes payable (Note 7)	122,578	—
Debentures (Note 8)	60,000	—
Short-term debt (Note 7)	409,493	371,881
Long-term debt (Note 7)	179,988	190,090
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability (Note 9)	150,475	151,326
Investments in derivative financial instruments (Note 5)	10,545	15,287
Accounts payable and accrued expenses	16,989	17,506
Interest payable	13,533	9,581
Unearned revenue and other liabilities	79,074	37,986

Total liabilities	2,221,553	1,607,753

Commitments and contingencies (Note 10)	—	—

Minority interest in subsidiary companies (Note 1)	1,192,038	31

Shareholders’ equity:
Common shares, par value $0 (38,071,099 shares authorized, including 34,905,251 shares issued and outstanding, and 43,933 deferred shares at June 30, 2004 and 35,926,099 shares authorized, including 32,592,093 shares issued
and outstanding, and 39,701 deferred shares at December 31, 2003)	692,034	654,700
Less common shares held in treasury at cost (124,715 at June 30, 2004 and
December 31, 2003)	(2,615)	(2,615)
Less unearned compensation (deferred shares) (Note 1)	(3,799)	(3,992)
Accumulated other comprehensive loss	(11,869)	(6,258)

Total shareholders’ equity	673,751	641,835

Total liabilities and shareholders’ equity	$4,087,342	$2,249,619

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
INCOME:
Interest income
Interest on bonds and residual interests in bond securitizations	$21,340	$14,366	$40,842	$30,721
Interest on loans	11,388	7,894	22,109	17,804
Interest on short-term investments	1,859	332	2,666	524

Total interest income	34,587	22,592	65,617	49,049

Fee income
Syndication fees	4,190	1,825	7,941	3,236
Origination and brokerage fees	2,848	2,219	3,765	2,917
Loan servicing fees	1,139	1,070	2,258	2,202
Asset management and advisory fees	1,967	1,198	8,133	2,274
Guarantee fees	1,506	112	3,359	223
Other income	1,705	3,197	3,542	5,283

Total fee income	13,355	9,621	28,998	16,135

Net rental income	5,496	—	5,496	—

Total income	53,438	32,213	100,111	65,184

EXPENSES:
Interest expense	21,279	8,724	36,743	19,092
Interest expense on preferred shares	3,035	—	6,081	—
Salaries and benefits	20,421	8,671	33,480	14,637
General and administrative	6,992	1,972	11,017	3,628
Professional fees	2,731	877	4,225	1,866
Depreciation and amortization	3,597	414	5,209	803

Total expenses	58,055	20,658	96,755	40,026

Net gain on sale of loans	1,730	540	2,410	1,720
Net gain (loss) on sale of tax-exempt investments	1,013	(6)	1,205	(6)
Net gain on sale of investments in tax credit equity partnerships	379	178	2,814	276
Net gain on termination of derivatives	—	741	—	741
Net holding gains (losses) on derivatives	7,853	(2,449)	5,498	424
Impairments and valuation allowances related to investments	(430)	(1,144)	(730)	(1,144)
Net losses from equity investments in partnerships	(71,224)	(1,606)	(81,735)	(2,353)

Net income (loss) before income taxes, income allocable to minority interest, discontinued operations and cumulative effect of accounting change	(65,296)	7,809	(67,182)	24,816
Income tax benefit (expense)	(173)	540	2,337	472

Net income (loss) before income allocable to minority interest, discontinued operations and cumulative effect of accounting change	(65,469)	8,349	(64,845)	25,288
Net income (expense) allocable to minority interests	76,659	(2,995)	76,764	(5,989)

Net income before discontinued operations and cumulative effect of
accounting change	11,190	5,354	11,919	19,299
Discontinued operations	—	25,748	—	25,748

Net income before cumulative effect of accounting change	11,190	31,102	11,919	45,047
Cumulative effect of a change in accounting principle	—	—	520	—

Net income	$11,190	$31,102	$12,439	$45,047

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per common share:
Earnings before discontinued operations and cumulative effect of
accounting change	$0.32	$0.19	$0.35	$0.69
Discontinued operations	—	0.89	—	0.91
Cumulative effect of a change in accounting principle	—	—	0.02	—

Basic earnings per common share	$0.32	$1.08	$0.37	$1.60

Weighted average common shares outstanding	34,800,580	28,857,305	34,047,243	28,104,281
Diluted earnings per common share:
Earnings before discontinued operations and cumulative effect of
accounting change	$0.32	$0.18	$0.35	$0.68
Discontinued operations	—	0.88	—	0.90
Cumulative effect of a change in accounting principle	—	—	0.02	—

Diluted earnings per common share	$0.32	$1.06	$0.37	$1.58

Weighted average common shares outstanding	35,140,968	29,213,062	34,406,363	28,451,480

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$11,190	$31,102	$12,439	$45,047

Other comprehensive loss:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(202)	16,540	(4,406)	21,116
Reclassification adjustment for gains included in net income	(1,013)	(24,726)	(1,205)	(24,726)

Other comprehensive loss	(1,215)	(8,186)	(5,611)	(3,610)

Comprehensive income	$9,975	$22,916	$6,828	$41,437

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Loss	Total
Balance, January 1, 2004	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835
Net income	12,439	—	—	—	12,439
Unrealized gains on investments, net of
reclassifications	—	—	—	(5,611)	(5,611)
Distributions	(30,689)	—	—	—	(30,689)
Options exercised	1,410	—	—	—	1,410
Issuance of common shares	52,482	—	—	—	52,482
Deferred shares issued under the
Non-Employee Directors’ Share Plans	104	—	—	—	104
Deferred share grants	1,588	—	(1,588)	—	—
Amortization of deferred compensation	—	—	1,781	—	1,781

Balance, June 30, 2004	$692,034	$(2,615)	$(3,799)	$(11,869)	$673,751

	Common	Treasury
SHARE ACTIVITY:	Shares	Shares
Balance, January 1, 2004	32,507,079	124,715
Options exercised	76,050	—
Issuance of common shares	2,145,669	—
Issuance of common shares under
employee share incentive plans	91,440	—
Deferred shares issued under the
Non-Employee Directors’ Share Plans	4,231	—

Balance, June 30, 2004	34,824,469	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,439	$45,047
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	—	5,679
Cumulative effect of a change in accounting principle	(520)	—
Net holding gains on trading securities	(5,498)	(424)
Impairments and valuation allowances related to investments	730	1,144
Amortization of guarantee liability	(2,149)	—
Net gain on sales	(6,429)	(2,731)
Loss from investments in partnerships	81,735	2,353
Minority interest income	(76,764)	—
Distributions received from investments in partnerships	3,694	5,224
Net amortization of premiums, discounts and fees on investments	978	(185)
Depreciation, accretion and amortization	8,376	1,048
Discontinued operations	—	(25,748)
Deferred income taxes	2,527	1,283
Tax benefit from deferred share compensation	—	330
Deferred share compensation expense	1,781	883
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	104	135
Net change in assets and liabilities:
Increase in interest receivable	(1,362)	(1,095)
(Increase) decrease in other assets and goodwill	(14,202)	11,306
Increase in accounts payable, accrued expenses and other liabilities	11,399	10,353
Decrease in on loans held for sale	15,361	31,730

Net cash provided by operating activities	27,146	54,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(182,928)	(73,769)
Loan originations	(164,956)	(123,427)
Purchases of property and equipment	(8,076)	(394)
Net investment in restricted assets	10,484	(29,211)
Principal payments received	89,930	134,661
Termination of derivative financial instruments	—	(10,809)
Proceeds from the sale of investments	38,479	44,558
Net investment in partnerships	(132,383)	(5,574)

Net cash used in invested activities	(349,450)	(63,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	630,521	350,710
Repayment of credit facilities	(477,502)	(364,685)
Proceeds from tax credit syndication investors	107,708	—
Proceeds from short-term debt	38,200	27,250
Repayment of short-term debt	(588)	(35,525)
Proceeds from long-term debt	61,140	—
Repayment of long-term debt	(11,242)	(5,351)
Issuance of common shares	52,482	71,871
Redemption of preferred shares	—	—
Proceeds from stock options exercised	1,410	1,122
Distributions to common shares	(30,689)	(24,181)
Distributions to preferred shareholders in a subsidiary company	—	(5,988)

Net cash provided by financing activities	371,440	15,223

Net increase in cash and cash equivalents	49,136	37,590
Cash and cash equivalents at beginning of period	50,826	43,745

Cash and cash equivalents at end of period	$99,962	$81,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,871	$15,624

Income taxes paid	$3	$143

Non-cash activity resulting from consolidation of VIEs under FIN 46 (Note 1):
Investment in partnership	$1,271,457	$—
Restricted assets	134,228	—
Other assets	21,150	—
Land, building and equipment, net	166,360	—
Notes payable	208,655	—
Mortgage notes payable	123,900	—
Accounts payable, accrued expenses and other liabilities	35,277	—
Minority interest in subsidiary companies	1,182,482	—
Accumulated other comprehensive income	61	—

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

     The condensed consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries, its majority owned subsidiaries and variable interest entities (“VIEs”) where the Company was determined to be the primary beneficiary of the VIE. All significant intercompany balances and transactions have been eliminated.

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”). TE Bond Sub sold Series A, Series B and Series A-1 and Series B-1 Cumulative Preferred Shares (collectively, the “TE Bond Sub Preferred Shares”) to institutional investors in May 1999, June 2000 and October 2001, respectively. The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. As a result, the assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The Company’s common equity interest in TE Bond Sub was $286.1 million and $267.0 million at June 30, 2004 and December 31, 2003, respectively.

     The Company’s common equity interest in TE Bond Sub was pledged as collateral to secure the Company’s total return swap associated with a term loan. The balance outstanding on the term loan was $10.0 million and $38.0 million at June 30, 2004 and December 31, 2003, respectively. The common equity interest in TE Bond Sub held by MuniMae is subject to the claims of the creditors of MuniMae and in certain circumstances could be foreclosed.

     On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Corporation Limited (“Lend Lease”) for $102.0 million in cash. HCI is a syndicator of low-income housing tax credit equity investments. The acquisition of this affordable housing tax credit syndication operation has enhanced the Company’s competitive position, and as a result the Company is one of the nation’s leaders in the affordable housing industry. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company. The Company’s results for June 30, 2004 reflect a full six months of activity from TC Corp.

     Of the total purchase price, approximately $75 million was allocated to goodwill. The factors contributing to a purchase price including this goodwill included: (a) the Company’s valuation, which focused on HCI’s historical and projected cash flows as well as its business prospects and strategic value, supported the purchase price; (b) the purchase included very few tangible or intangible assets (other than certain asset management contracts) to which significant value could be assigned; and (c) the Company did not assign value to HCI’s customer relationships beyond the asset management contracts acquired.

     Of the total purchase price, approximately $32.0 million was allocated to asset management contracts. The amortizable intangible assets represent existing contracts that relate primarily to monitoring properties underlying the real estate investment vehicles sponsored or structured by HCI to insure these properties are producing expected returns with appropriate risk controls. The fair value assigned to the asset management contracts is based on a valuation model prepared internally using estimates and assumptions provided by management. The Company is amortizing the fair value of each contract on a straight-line basis over the contract’s estimated useful life. The Company amortizes the contract intangible assets at the individual contract level because the fair value of the group of contract intangible assets was allocated to each individual contract intangible asset at the date of acquisition. The weighted average useful life of all these assets is 7.7 years. The Company evaluates its intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset are less than the carrying amount at the date of the evaluation, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the intangible asset.

     Uncertainties regarding several litigation matters and an Internal Revenue Service (“IRS”) audit of a partnership included in one of the tax credit equity funds sponsored by HCI precluded the Company from finalizing the purchase price allocation as of the closing date of July 1, 2003. These uncertainties included, among other things, judicial determinations on requests for class action certification, potential changes to the scope of the IRS audit, and similar factors. In June 2004, based on evaluation of these matters by the Company’s inside counsel, the Company finalized its allocations to these contingent liabilities and recorded an increase in goodwill of $1.0 million.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Company’s 2003 Form 10-K”). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-K. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Loan Servicing, Origination and Construction Administration Fees

     The Company earns fees in connection with the servicing of loans for its own account. The Company earns construction administration fees in connection with the servicing of its construction loans. The Company earns origination fees on the origination of tax-exempt bonds. The Company may also earn origination fees on supplemental loans. These fees on bonds and loans, which are carried on the Company’s balance sheet, are deferred and amortized into interest income to approximate a level yield over the estimated life of the related bond or loan.

     The Company earns fees in connection with the servicing of loans for third parties. These fees are recognized as income over the period in which the Company performs the associated services.

Brokerage Fees

     The Company’s brokerage fees are earned through its relationship with the Midland Affordable Housing Group Trust (the “Group Trust”) (see Note 1 under Mortgage Banking Activities in the Company’s 2003 Form 10-K). The Group Trust commits to make permanent loans to borrowers through arrangements that were originated by the Company. The Company does not provide permanent loan financing to the borrower. The Company earns brokerage fees for establishing the meeting of the borrower and the Group Trust and recognizes revenue when all significant services have been performed, which typically coincides with when the Group Trust commits to extend permanent financing.

Other-than-Temporary Impairments and Valuation Allowances on Investments

     The Company evaluates its investments on an ongoing basis to determine whether other-than-temporary impairments exist or a valuation allowance is needed. The Company considers the credit risk exposure of the investment, the Company’s ability and intent to hold the investment for a period of time to allow for anticipated recoveries in market value, the length of time and extent to which the market value has been less than carrying value, the financial condition of the underlying collateral including the payment status of the investment and general economic and other more specific conditions applicable to the investment, other collateral available to support the investment and whether the Company expects to recover all amounts due under its mortgage obligations on a net present value basis. Third party quotes of securities with similar characteristics or discounted cash flow valuations are used to assist in determining if an impairment exists on investments. If the fair value of the investment is less than its amortized cost, and after assessing the above-mentioned factors it is determined that an other-than-temporary impairment exists, the impairment is recorded currently in earnings and the cost basis of the security is adjusted accordingly. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of an investment, it records a valuation allowance. The Company also evaluates other receivables and advances for collectibility on an ongoing basis. When the Company believes it is probable that it will not collect all amounts due, the balance is written down to its realizable value.

Long-Lived Assets

     The Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset are less than the carrying amount at the date of the evaluation, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the long-lived asset.

Syndication of Low-Income Housing Tax Credits

     The Company acquires and sells interests in partnerships (or “tax credit funds”) that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the tax credit funds or guarantees to the fund investors. The Company earns fees for providing these guarantees. The Company also earns asset management fees for managing the low-income housing tax credit funds syndicated. The Company also acts as general partner of the tax credit funds and receives a pro rata share of cash distributions that may be distributed to the tax credit funds’ partners pursuant to a sale of the Project Partnerships or its assets. The Company’s general partner interests range from 0.1% to 1%. The above-mentioned fees and the Company’s pro rata share of income and losses from the Company’s general partnership interests constitute all sources of income or gain and losses from tax credit syndication transactions. All fees represent normal market rates.

      The Company, through a subsidiary, acquires limited partner interests in underlying project partnerships that the tax credit funds invest in (“Project Partnerships”). As investor capital is raised and investors are admitted as limited partners in, or subsequently contribute additional capital to, the tax credit funds, the tax credit funds acquire those Project Partnership limited partner interests from the subsidiary. The Company evaluates these transfers as real estate transactions, notwithstanding the fact that it is acquiring and transferring limited partner interests and not the underlying real property itself. The Company does not transfer options or contracts to buy properties in its tax credit syndication business.

     The Company’s significant accounting policies that directly relate to the syndication of low-income housing tax credits are described below.

Syndication and Guarantee Fees

     Syndication fees are earned when third party investors are admitted as limited partners into the tax credit fund sponsored by the Company. Guarantee fees are earned when the Company provides certain performance guarantees to the limited partners of the tax credit fund or indemnifies third party guarantors of the tax credit fund with respect to the projected yield of the limited partnership interests. Guarantees are only provided to some of the tax credit funds. Syndication fees are recognized when the earnings process is complete and collectibility is reasonably assured. Guarantee fees are recognized ratably over the life of the guarantee. As an additional stipulation, syndication fees are considered earned and are recognized as income upon receipt of the initial cash payment from investors into the syndicated low-income housing tax credit funds, provided all of the following have occurred: (1) the investor has made a significant down payment; (2) the properties for funds have been identified; (3) a firm contract exists that requires an investor to fund capital contribution installments; (4) all services required to earn the fee have been performed to contract specifications; and (5) all appropriate documents have been executed. The Company does not receive ownership interests in lieu of syndication or guarantee fees. Since March 31, 2004, as a result of the consolidation of certain tax credit funds pursuant to Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”) (see New Accounting Pronouncements below), syndication fees previously recognized as income have been reclassified as intercompany transactions and have, accordingly, been eliminated in consolidation.

Asset Management Fees

     Asset management fees are earned by the Company for managing the assets of the tax credit equity funds, including monitoring the compliance of the property with tax credit regulations. The amount of asset management fees due to the Company is outlined in the tax credit equity syndication fund documents. The Company earns asset management fees from the tax credit equity funds on an annual basis calculated based on a percentage of each tax credit equity fund’s invested capital. The asset management fees are paid from available cash from the tax credit equity funds. The Company records asset management fees into income when the amount that the Company will receive is determinable and collection is reasonably assured. These fees are typically paid to the Company annually in arrears. Upon the adoption of FIN 46R, the Company was required to eliminate intercompany asset management fees earned through services provided to tax credit funds consolidated by the Company.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) approved Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a company’s equity investment in a VIE if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, FASB approved various amendments to FIN 46 and released FIN 46R. In addition, FASB extended the effective date of FIN 46 until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time.

     The Company’s residual interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its bond securitization trusts were special purpose entities (“SPEs”) and did not qualify for the deferral. Therefore, these securitization trusts were consolidated at December 31, 2003. The Company examined each of its SPEs to determine if it meets the definition of a qualified SPE. Certain of the Company’s SPEs are qualified SPEs and are not consolidated accordingly.

     The Company initially measured the assets and liabilities of the securitization trusts at the carrying amounts.

     The Company has general partnership interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46 in March 2004, the Company determined that it was the primary beneficiary in certain of the funds it originated where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the

Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statement of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.2 billion, consisting primarily of $1.4 billion in investment in partnerships, $129.5 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.2 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds.

     At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit funds hold investments. For those property-level general partnership interests (a) owned by the Company and (b) relating to Project Partnerships included in tax credit funds consolidated pursuant to FIN 46, the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership. Such consolidation was recorded in the second quarter and resulted in an increase in assets of $172.0 million, an increase in liabilities of $172.0 million and net income of zero. The Company also has a general partnership interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $970.3 million and liabilities of $90.8 million as of March 31, 2004 have not been consolidated and continue to be accounted for using the equity method.

     The Company initially measured the assets and liabilities of the tax credit equity funds at fair value as of July 1, 2003, the acquisition date of HCI, which was the point in time that the Company first met the criteria to be the primary beneficiary of the VIE. For funds consolidated pursuant to FIN 46 as of March 31, 2004, the fair value was used to record the net assets of the tax credit equity funds when the fair value was less than the carrying amount. For funds where the Company took ownership of the general partnership interest in the underlying Project Partnership in which the fund held an investment, the underlying Project Partnership was recorded at cost in consolidation.

Stock Based Employee Compensation

     The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 1 and Note 17 to the Company’s 2003 Form 10-K) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No options were issued pursuant to the plans and, accordingly, no compensation expense was recognized for options issued under the plans for the six months ended June 30, 2004. The Company issued 7,000 and 30,000 options, respectively, in the first and second quarters of 2003. The Company estimated the fair value of each option awarded using the Black Scholes option-pricing model with the following assumptions:

	For the three months ended	For the six months ended
	June 30, 2003	June 30, 2003
Risk-free interest rate	3%	3%
Dividend yield	7.1%	7.0%
Volatility	14%	14%
Expected option life	7.5 years	7.5 years
Weighted average fair value of options	$0.78	$0.87

     The following table illustrates the effect on net income and earnings per share if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” There would be no effect on net income from the fair value method of accounting under FAS 123 for the three and six months ended June 30, 2004.

	For the three months ended	For the six months ended
(in thousands, except per share amounts)	June 30, 2003	June 30, 2003
Net income allocated to common shares, as reported	$31,102	$45,047
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(23)	(32)

Net income allocated to common shares, pro forma	$31,079	$45,015

Earnings per common share:
Basic — as reported	$1.08	$1.60

Basic — pro forma	$1.08	$1.60

Diluted — as reported	$1.06	$1.58

Diluted — pro forma	$1.06	$1.58

NOTE 2 — INVESTMENT IN TAX-EXEMPT BONDS

     The Company originates for its own account investments in tax-exempt bonds. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments and other types of real estate. The bonds are typically secured by nonrecourse mortgage loans on the underlying properties.

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

     The Company’s sources of capital to fund these lending activities include proceeds from equity and debt offerings, securitizations, loans from warehousing facilities with various pension funds and commercial banks, and draws on lines of credit. The Company earns interest income from its investment in tax-exempt bonds and taxable loans. The Company also earns origination and construction administration fees, through subsidiaries classified as corporations for Federal income tax purposes, for originating and servicing the bonds during the construction period.

     For a further discussion of the general terms of tax-exempt bonds, see Note 1 to the Company’s 2003 Form 10-K.

     As of June 30, 2004 and December 31, 2003, the Company held $1,180.2 million and $1,044.0 million of tax-exempt bonds, respectively. The following tables summarize the tax-exempt bonds by type.

	June 30, 2004
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value
Non-participating bonds	$1,067,420	$1,044,123	$(26,456)	$1,017,667
Participating bonds	101,434	100,537	(267)	100,270
Subordinate non-participating bonds	13,649	11,671	(626)	11,045
Subordinate participating bonds	58,890	35,799	15,456	51,255

Total	$1,241,393	$1,192,130	$(11,893)	$1,180,237

	December 31, 2003
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value
Non-participating bonds	$922,544	$897,322	$(22,719)	$874,603
Participating bonds	101,589	100,693	1,666	102,359
Subordinate non-participating bonds	17,642	16,417	58	16,475
Subordinate participating bonds	58,890	35,799	14,737	50,536

Total	$1,100,665	$1,050,231	$(6,258)	$1,043,973

Note: Of the tax-exempt bonds shown in the table above, TE Bond Sub owned bonds with aggregate fair value of $846.0 million and $840.1 million as of June 30, 2004 and December 31, 2003, respectively.

     During the six months ended June 30, 2004, the Company invested in tax-exempt bonds with a face amount of $185.1 million for $182.9 million. Of the total face amount of $185.1 million, $148.2 million represents the Company’s new primary investments (bonds which the Company originated), $29.6 million reflects new secondary market investments (previously issued bonds purchased from third parties) and $7.3 million reflects the refunding of a non-performing bond that the Company had purchased in 2003.

     The Company structures tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company originated a face amount of $29.6 million in new draw down bonds during the six months ended June 30, 2004. The Company also funded an additional $20.8 million of existing tax-exempt draw down bonds with a face amount of $20.8 million for the six months ended June 30, 2004.

     Six tax-exempt bonds with an amortized cost of $37.7 million were repaid during the six months ended June 30, 2004. One of the bonds was repaid as a result of a refunding of the bond. The Company continues to hold the refunded bond. The Company recognized a gain of $1.2 million on the repayment of the nonrefunded bonds.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company also pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements and other investments and derivative agreements. At June 30, 2004 and December 31, 2003, the total carrying amount of the tax-exempt bonds pledged as collateral was $488.1 million and $452.3 million, respectively.

NOTE 3 — LOANS RECEIVABLE

     The Company’s loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. For a further discussion of the general terms of loans held by the Company and the allowance for loan losses, see the description of mortgage banking activities in Note 1 to the Company’s 2003 Form 10-K. The following table summarizes loans receivable by loan type at June 30, 2004 and December 31, 2003.

(in thousands)	June 30, 2004	December 31, 2003
Loan Type:
Construction loans	$472,886	$396,817
Taxable permanent loans	39,740	54,492
Supplemental loans	71,457	72,966
Other taxable loans	32,355	29,780

	616,438	554,055
Allowance for loan losses	(1,742)	(1,679)

Total	$614,696	$552,376

Note: Supplemental loans include working capital loans, bridge loans and preconstruction loans.

     The Company had loans receivable held for sale of $39.7 million and $54.5 million at June 30, 2004 and December 31, 2003, respectively. These loans committed for sale are sold to Federal National Mortgage Association (“Fannie Mae”) and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.

     The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At June 30, 2004 and December 31, 2003, the total carrying amount of the loans receivable pledged as collateral was $578.3 million and $480.1 million, respectively.

NOTE 4 — INVESTMENT IN PARTNERSHIPS

     The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company. After the Company’s investment in such partnership reaches $0, cash distributions received from these investments are recorded as income. For partnerships in which the Company is a general partner (for example, the Company’s interests in the tax credit equity syndication funds which it originates), the Company recognizes losses to the extent of its partnership liability, regardless of the Company’s basis in its partnership interest. The following table summarizes investment in partnerships by major category at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
(in thousands)
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$1,325,462	$—
Guaranteed tax credit equity funds:
Investment in real estate operating
partnerships (2)	110,453	110,593
Investment in real estate operating
partnerships — warehousing (3)	86,097	108,677
Investment in CAPREIT (4)	64,335	62,561
Other investments in partnerships	661	661

	$1,587,008	$282,492

(1) As a result of FIN 46, the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in limited partnership interests in real estate operating partnerships and have been consolidated as of March 31, 2004. See Note 1 for a further discussion.
(2) These investments are limited partnership interests in real estate operating partnerships owned by tax credit funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.
(3) The Company acquires, through limited partnership interests, equity interests that typically represent a 99% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a tax credit fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.
(4) The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates (“CAPREIT”). In one such venture, the Company owns a 35% interest in general partnerships owning 12 property partnerships (the “CAPREIT Tera” investment) and in a second such venture the Company owns a 30% general partnership interest in 23 property partnerships and four related swap partnerships (the “CAPREIT 3M” investment). In each case, CAPREIT holds the remaining general partnership interest.

NOTE 5 — INVESTMENT IN DERIVATIVE FINANCIAL INSTRUMENTS

     At June 30, 2004 and December 31, 2003, the Company’s investments in derivative financial instruments consisted of interest rate swaps, put option contracts and total return swaps. For a further discussion of the Company’s investment in derivative financial instruments, see Note 7 to the Company’s 2003 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
	Notional	Fair Value (4)		Notional	Fair Value (4)
(in thousands)	Amount	Assets	Liabilities (5)	Amount	Assets	Liabilities (5)
Interest rate swap agreements (1)	$310,975	$3,320	$(10,498)	$310,975	$2,559	$(15,244)
Total return swaps (2)	10,000	—	—	38,000	—	—
Put option agreements (3)	120,403	—	(47)	122,524	4	(43)

Total investment in derivative financial instruments		$3,320	$(10,545)		$2,563	$(15,287)

(1) For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($345,935 as of June 30, 2004 and December 31, 2003) less the total amount of the Company’s reverse interest rate swap contracts ($34,960 as of June 30, 2004 and December 31, 2003).
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
The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 6 — RESTRICTED ASSETS

     The table below summarizes restricted assets by major category at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
(in thousands)
Tax credit equity fund cash (1)	$162,037	$44,192
Margin call deposits (2)	153	9,122
Cash deposit for guarantee on sale of certain taxable loans (3)	1,278	1,278
CAPREIT total return swaps collateral (4)	11,600	19,670
Other cash collateral (5)	19,775	1,263

	$194,843	$75,525

(1)	Under the financing method of accounting for guaranteed tax credit funds and due to the consolidation of certain other funds in accordance with FIN 46, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments in partnerships and other approved uses as set out in the funds’ partnership agreements.
(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts.
(3)	In conjunction with a guarantee provided by the Company related to the sale of certain taxable notes, the Company deposited $1.3 million in cash in an account with a counterparty. This money serves as collateral for the Company’s obligation under the guarantee; however, the Company’s obligation under the guarantee is not limited to this deposit. In the event that any of the properties cannot fund their payments on the loan, the money in this account can be used to fund any shortfalls. The Company does not believe that any loss is likely. These funds will not be released to the Company until the interest and principal obligations on all the loans are fulfilled. The Company does not believe it will have to perform under the guarantee.
(4)	Under the terms of the Company’s investment with CAPREIT, the Company is required to post either bond or cash collateral for the CAPREIT total return swaps. From time to time, the Company may elect to post short-term floating-rate marketable securities in lieu of cash.
(5)	From time to time, the Company may elect to pledge cash collateral for the Company’s account or on behalf of its customers in order to facilitate letters of credit, secured lines of credit and other collateral requirements. These transactions are considered temporary and the Company expects to be fully reimbursed.

NOTE 7 — NOTES PAYABLE AND DEBT

     The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements that are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and (4) warehouse permanent loans before they are purchased by third parties. As of

June 30, 2004, notes payable also includes factored and mortgage notes payable reflected on the Company’s balance sheet as a result of consolidating certain tax credit equity funds upon adoption of FIN 46 (discussed in Note 1). The factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The mortgage notes payable are obligations of Project Partnerships, in which the Company is the general partner, and are non-recourse and not guaranteed by the Company. The Company’s short- and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at June 30, 2004 and December 31, 2003:

(in thousands)	Total of Facilities	June 30, 2004	December 31, 2003
Short-term notes payable	N/A	$190,714	$198,342
Lines of credit — unaffiliated entities	$555,000	393,571	304,153
Lines of credit — affiliated entities	$195,000	—	20,662
Short-term debt	N/A	409,493	371,881

Total short-term notes payable and debt		993,778	895,038

Long-term notes payable	N/A	167,063	122,939
Long-term debt	N/A	179,988	190,090

Total long-term notes payable and debt		347,051	313,029

Factored notes payable		259,530
Mortgage notes payable		122,578	—

Total notes payable and debt		$1,722,937	$1,208,067

Covenant Compliance

     As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46 as of March 31, 2004, and the reclassification, pursuant to Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as of September 30, 2003, as liabilities of the Company’s outstanding preferred shares in a subsidiary company, during the second quarter of 2004 the Company, in the absence of a waiver or amendment, would have been in default of a financial covenant under a $200.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default through June 30, 2004. While under the waiver of default, the Company successfully negotiated an amendment to the line of credit to revise the covenant and cure the default. As of June 30, 2004, $154.6 million of debt was outstanding under this line of credit and the Company was in compliance with all covenants applicable to its credit facilities.

NOTE 8 — DEBENTURES

     A consolidated indirect wholly owned subsidiary of the Company, Midland Financial Holdings, Inc. (“MFH”), formed MFH Financial Trust I (“MFH Trust”) in 2003 as a special purpose financing vehicle. On May 3, 2004, MFH Trust sold to institutional investors $60.0 million in 9.5% Trust

Preferred Securities (the “Trust Preferred Securities”) having a liquidation amount of $100 per Trust Preferred Security. The Trust Preferred Securities were sold with an initial purchasers’ discount of $3.15 per Trust Preferred Security, or $1.9 million in the aggregate. MFH paid the entire initial purchasers’ discount as well as offering expenses on behalf of MFH Trust. MFH Trust used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust Preferred Securities. MFH Trust can make distributions to the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt.

     The Trust Preferred Securities are guaranteed by MuniMae and MFH. The Trust Preferred Securities bear interest at an annual rate of 9.5% until May 5, 2014, to be increased thereafter to a rate which is equal to the greater of (a) 9.5% per annum or (b) the rate per annum which is equal to 6.0% plus the U.S. Treasury Note with a maturity nearest to May 5, 2024. The Trust Preferred Securities may be redeemed in whole or in part on May 5, 2014. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH contributed the net proceeds from the offering to one of its subsidiaries, which in turn used the proceeds to pay off intercompany indebtedness to MuniMae. MuniMae used these amounts to repay a portion of its indebtedness.

     MFH Trust must redeem the Trust Preferred Securities when and to the extent the Debentures are paid at maturity or earlier redeemed. The Company has recorded the Trust Preferred Securities in the accompanying condensed consolidated balance sheet as a long-term liability at the liquidation preference value of $60.0 million. In addition, net offering costs of $2.2 million related to the Trust Preferred Securities are recorded as debt issuance costs and included in other assets in the accompanying condensed consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying condensed consolidated income statement over a 10-year period based on the call option of the preferred shares.

NOTE 9 — TAX CREDIT EQUITY GUARANTEE LIABILITY

     As part of the acquisition of HCI (see Note 1), the Company is providing guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. Subsequent to the acquisition of HCI, the Company established a new guaranteed tax credit fund whereby the Company provides a guarantee to a third party.

      When the Company provides a guarantee in connection with the syndication of a tax credit fund, the Company is considered to have continuing involvement with the assets of that fund and to have effective control over the assets in the fund. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, no profit is recognized from Project Partnership sales to tax credit funds. The sales value of the Project Partnership is equal to the Company’s original cost basis of the investment. There are no fees charged by the Company to the Project Partnership as part of the syndication transaction. The Company reports the net assets of the tax credit funds, consisting primarily of restricted cash and investments in Project Partnerships, in the Company’s consolidated balance sheet. In addition, the investor capital contributions to the tax credit funds are reported as a tax credit guarantee liability on the Company’s consolidated balance sheet. The net income (loss) from the tax credit funds is reported in the appropriate line items of the Company’s consolidated statement of income.

      The Company’s guarantee liability may expire based on the achievement of certain targets by the underlying Project Partnership in the fund or may be outstanding for the life of the tax credit fund. When the Company’s liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved as the guarantees expire and the related underlying investment in the Project Partnership is de-recognized. Any difference between the carrying value of the de-recognized investment in the Project Partnership and the guarantee liability is reflected as a gain or loss on sale and reported in the Company’s consolidated statement of income. For tax credit funds in which the Company’s guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and the related amortization is reported in guarantee fees in the Company’s consolidated statement of income.

     When a guarantee is provided in connection with a syndication, the Company reduces syndication fee and asset management fee recognition by the amount of estimated losses. Typically, the Company estimates that no losses will be incurred and the Company has not incurred any losses to date through its guarantees on limited partnership interests.

     The following table shows the changes in the tax credit equity guarantee liability:

(in thousands)

Balance at January 1, 2004	$151,326
Amortization	(2,149)
Expiration of guarantees	(23,132)
Limited partner’s capital contributions	25,700
Offering costs	(1,270)

Balance at June 30, 2004	$150,475

NOTE 10 — GUARANTEES, COMMITMENTS AND CONTINGENCIES

     For a discussion of the Company’s commitments and contingencies, see Note 14 to the Company’s 2003 Form 10-K.

     The following table summarizes the Company’s guarantees by type at June 30, 2004. The Company’s maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

(in millions)	June 30, 2004
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie
Mae, GNMA and HUD	(1)	$186.4	$—	$5.4 million Letter of Credit pledged
Bank line of credit guarantees	(2)	268.2	268.2	Investment in partnership and loans totaling $283.1 million
Tax credit related guarantees	(3)	364.4	160.8	$0.9 million of cash
Other financial/payment guarantees	(4)	180.7	14.6	$14.8 million of cash, tax exempt bonds and common equity
Put options	(5)	65.9	1.2	$75.8 million of loans and tax exempt bonds
Letter of credit guarantees	(6)	56.4	44.7	$0.6 million of cash
Indemnification contracts	(7)	77.4	58.9	None
Trust preferred guaranteed	(8)	60.1	60.1	None

		$1,259.5	$608.5

Notes:

(1)	As a Fannie Mae and Government National Mortgage Association (“GNMA”) loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on FNMA and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.
(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $267.6 million at June 30, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.
(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.
(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.
(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.
(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.
(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.
(8)	The Company provides a payment guarantee of the underlying securities pursuant to the May 3, 2004 Trust Preferred Securities offering. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

NOTE 11 — SHAREHOLDERS’ EQUITY

Equity Offering

     In March 2004, the Company sold to the public 2.0 million common shares at a price of $25.55 per share and granted the underwriters an option to purchase up to an aggregate of 195,000 common shares to cover overallotments at the same price. Net proceeds on the 2.0 million shares approximated $47.7 million. On March 8, 2004, the underwriters exercised their option to purchase 195,000 common shares, generating additional net proceeds of approximately $4.8 million. The net proceeds from this offering have been used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Distributions

     On April 22, 2004, the Board of Directors declared a distribution of $0.4575 for the three months ended March 31, 2004 to common shareholders of record on May 3, 2004. The payment date was May 14, 2004.

Earnings per Share

     The following tables reconcile the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three and six months ended June 30, 2004 and 2003. The effect of all potentially dilutive securities was included in the calculation.

Municipal Mortgage & Equity, LLC
Reconciliation of Basic and Dilluted EPS
(unaudited)

	For the three months ended June 30, 2004			For the three months ended June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(in thousands, except share and per share data)
Basic EPS
Net income from continuing operations	$11,190		$0.32	$5,354		$0.19
Discontinued operations	—		—	25,748		0.89

Income allocable to common shares	$11,190	34,800,580	$0.32	$31,102	28,857,305	$1.08

Effect of Dilutive Securities
Options and deferred shares		340,388			355,757

Diluted EPS
Net income from continuing operations	$11,190		$0.32	$5,354		$0.18
Discontinued operations	—			25,748		0.88

Income allocable to common shares plus assumed conversions	$11,190	35,140,968	$0.32	$31,102	29,213,062	$1.06

	For the six months ended June 30, 2004			For the six months ended June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(in thousands, except share and per share data)
Basic EPS
Net income from continuing operations	$11,919		$0.35	$19,299		$0.69
Discontinued operations	—		—	25,748		0.91
Cumulative effect of a change in accounting principle	520		0.02	—		—

Income allocable to common shares	$12,439	34,047,243	$0.37	$45,047	28,104,281	$1.60

Effect of Dilutive Securities

Options and deferred shares		359,120			347,199

Diluted EPS

Net income from continuing operations	$11,919		$0.35	$19,299		$0.68
Discontinued operations	—		—	25,748		0.90
Cumulative effect of a change in accounting principle	520		0.02	—		—

Income allocable to common shares plus assumed conversions	$12,439	34,406,363	$0.37	$45,047	28,451,480	$1.58

NOTE 12 — BUSINESS SEGMENT REPORTING

     Subsequent to the acquisition of HCI, the Company has three reportable business segments: (1) a mortgage banking segment consisting of subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination and other related services; (2) a tax credit segment consisting of subsidiaries that primarily generate fees by providing tax credit equity syndication and asset management fees; and (3) an investing segment consisting primarily of subsidiaries holding investments producing tax-exempt interest income. Prior to the acquisition of HCI, the tax credit equity and mortgage banking segments were combined and reported as one segment called the operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s 2003 Form 10-K.

     The following tables reflect the results of the Company’s business segments for the three and six months ended June 30, 2004 and 2003.

Municipal Mortgage & Equity, LLC
Segment Reporting for the three months ended June 30, 2004 and 2003
(in thousands)

	2004						2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$26,646	$9,743	$2,565	$(4,367)	(1)	$34,587	$16,513	$7,006	$233	$(1,160)	(1)	$22,592
Total fee income	786	6,229	7,678	(1,338)	(2)	13,355	1,877	5,453	2,783	(492)	(2)	9,621
Total rental income	—	—	5,496	—		5,496	—	—	—	—		—
Total operating income	27,432	15,972	15,739	(5,705)		53,438	18,390	12,459	3,016	(1,652)		32,213
Net income (loss)	20,541	153	(8,166)	(1,338)		11,190	32,804	(566)	(644)	(492)		31,102
Depreciation and amortization	—	463	3,134	—		3,597	—	414	—	—		414
Net losses from equity investments in partnerships	(223)	744	(71,745)	—		(71,224)	—	(1,222)	(384)	—		(1,606)
Discontinued operations	—	—	—	—		—	25,748	—	—	—		25,748
BALANCE SHEET DATA
Total assets	$1,593,511	$633,541	$1,860,290	$—		$4,087,342	$1,086,577	$449,907	$62,886	$—		$1,599,370

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

Municipal Mortgage & Equity, LLC
Segment Reporting for the six months ended June 30, 2004 and 2003
(in thousands)

	2004						2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$53,848	$19,467	$3,393	$(11,091)	(1)	$65,617	$34,935	$15,920	$421	$(2,227)	(1)	$49,049
Total fee income	1,548	10,108	19,691	(2,349)	(2)	28,998	3,183	8,787	5,118	(953)	(2)	16,135
Total rental income	—	—	5,496	—		5,496	—	—	—	—		—
Total operating income	55,396	29,575	28,580	(13,440)		100,111	38,118	24,707	5,539	(3,180)		65,184
Net income (loss)	31,256	(745)	(15,723)	(2,349)		12,439	47,351	(238)	(1,113)	(953)		45,047
Depreciation and amortization	—	866	4,343	—		5,209	—	803	—	—		803
Net losses from equity investments in partnerships	(491)	650	(81,895)	—		(81,736)	—	(1,500)	(853)	—		(2,353)
Discontinued operations	—	—	—	—		—	25,748	—	—	—		25,748
BALANCE SHEET DATA
Total assets	$1,593,511	$633,541	$1,860,290	$—		$4,087,342	$1,086,577	$449,907	$62,886	$—		$1,599,370

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

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

     The Company posts all reports filed with the SEC on its website at http://www.mmafin.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@mmafin.com and by calling 888-788-3863.

Liquidity and Capital Resources

     As discussed more fully in the Company’s 2003 Form 10-K, the Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored enterprises (“GSEs”) to finance its growth. The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, funding the warehousing of operating partnerships for syndication activities and funding of mortgage banking activities, from equity and debt offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2004 and future years. The Company expects it will need $400 million to $650 million in new capital to meet its 2004 production targets for its lending and tax credit equity businesses. The Company expects to continue to generate capital through the issuance of privately placed preferred and trust preferred securities and listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs.

     Activity for the three and six months ended June 30, 2004 related to liquidity and capital resources is discussed below. For a complete discussion of liquidity and capital resources, see the Company’s 2003 Form 10-K.

     The following table summarizes the transactions structured by the Company for the three months ended June 30, 2004:

(in millions)
Transaction type:
Taxable Construction/Permanent Lending	$263.1
Tax-Exempt	211.6
Supplemental Loans	9.1
Equity Financings	204.4

Total	$688.2

     The Company also raised $244.4 million for investment in syndicated tax credit equity funds during the three months ended June 30, 2004.

     In January 2004, the Company obtained a $70.0 million secured line of credit. This facility is being used to warehouse construction loans. As of June 30, 2004, borrowings under this facility totaled $44.0 million.

     In March 2004, the Company sold to the public 2.0 million common shares at a price of $25.55 per share and granted the underwriters an option to purchase up to an aggregate of 195,000 common shares to cover overallotments. Net proceeds on the 2.0 million shares approximated $47.7 million. On March 8, 2004, the underwriters exercised their option to purchase 195,000 common shares, generating additional net proceeds of approximately $4.8 million. The net proceeds from this offering have been used for general corporate purposes, including funding of new investments, paying down debt and working capital.

     An indirect wholly owned subsidiary of the Company, MFH, previously formed MFH Trust as its subsidiary. In May 2004, MFH Trust sold to institutional investors $60.0 million in 9.5% Trust Preferred Securities. MFH Trust used the net proceeds from the offering to purchase Debentures issued by MFH. MFH contributed the net proceeds to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to MuniMae. MuniMae in turn used these amounts to repay a portion of its indebtedness.

Covenant Compliance

     As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46 as of March 31, 2004, and the reclassification, pursuant to Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as of September 30, 2003, as liabilities of the Company’s outstanding preferred shares in a subsidiary company, during the second quarter of 2004 the Company would have, in the absence of a waiver or amendment, been in default of a financial covenant under a $200.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default through June 30, 2004. While under the waiver of default, the Company successfully negotiated an amendment to the line of credit to revise the covenant and cure the default. As of June 30, 2004, $154.6 million of debt was outstanding under this line of credit. As of June 30, 2004, the Company was in compliance with all covenants applicable to its credit facilities.

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

Guarantees

     The Company’s maximum exposure under its guarantee obligations is not indicative of the Company’s expected loss under the guarantees. The following table summarizes the Company’s guarantees by major group at June 30, 2004:

(in millions)	June 30, 2004
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$186.4	$—	$5.4 million Letter of Credit pledged
Bank line of credit guarantees	(2)	268.2	268.2	Investment in partnership and loans totaling $283.1 million
Tax credit related guarantees	(3)	364.4	160.8	$0.9 million of cash
Other financial/payment guarantees	(4)	180.7	14.6	$14.8 million of cash, tax exempt bonds and common equity
Put options	(5)	65.9	1.2	$75.8 million of loans and tax exempt bonds
Letter of credit guarantees	(6)	56.4	44.7	$0.6 million of cash
Indemnification contracts	(7)	77.4	58.9	None
Trust preferred guaranteed	(8)	60.1	60.1	None

		$1,259.5	$608.5

Notes:

(1)	As a Fannie Mae and Government National Mortgage Association loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on FNMA and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $267.6 million at June 30, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payment in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying securities pursuant to the May 3, 2004, Trust Preferred Securities offering. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

\

Off-Balance-Sheet Arrangements

     The Company securitizes bonds and other assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. (For a description of a typical bond securitization structure, see further discussion under “Liquidity and Capital Resources” in the Company’s 2003 Form 10-K.) The great majority of the Company’s securitizations are reflected as indebtedness on its balance sheet, and off-balance sheet securitizations are not material to the Company’s liquidity and capital needs. At June 30, 2004 and December 31, 2003, the Company’s total off-balance-sheet debt relating to securitizations totaled $83.3 million and $83.4 million, respectively.

Distribution Policy

     The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company’s Board of Directors declares quarterly dividends based on managements’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and current earnings, as measured by the Company’s cash available for distribution (“CAD”). See Other Key Measures of Performance for a description of the differences between CAD and GAAP net income.

     The Company’s dividend per common share for the three months ended June 30, 2004 and 2003 was $0.4625 and $0.4475, respectively. The Company’s dividend per common share for the six months ended June 30, 2004 and 2003 was $0.92 and $0.8925, respecitvely.

Cash Flow

     Cash flow from operating activities was $27.1 million and $86.3 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in operating cash flow is primarily due to a decrease in net income before discontinued operations of $6.9 million, a decrease in distributions from investments in partnerships of $1.5 million, a decrease in non-cash items and tax benefits of $9.7 million and a decrease in net changes in assets and liabilities of $41.1 million.

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) approved Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of a company’s equity investment in VIE if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the losses of the VIE. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (“FIN 46R”). In addition, FASB extended the effective date of FIN 46 until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time.

     The Company’s residual interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its bond securitization trusts were special purpose entities (“SPEs”) and did not qualify for the deferral. Therefore, these securitization trusts were consolidated at December 31, 2003. The Company examined each of its SPEs to determine if it meets the definition of a qualified SPE. Certain of the Company’s SPEs are qualified SPEs and are not consolidated accordingly.

     The Company initially measured the assets and liabilities of the securitization trusts at the carrying amounts.

     The Company has general partnership interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46 in March 2004, the Company determined that it was the primary beneficiary in certain of the funds it originated where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statement of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.2 billion, consisting primarily of $1.4 billion in investment in partnerships, $129.5 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.2 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds.

     At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit funds hold investments. For those property-level general partnership interests (a) owned by the Company and (b) relating to Project Partnerships included in tax credit funds consolidated pursuant to FIN 46, the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership. Such consolidation was recorded in the second quarter and resulted in an increase in assets of $172.0 million, an increase in liabilities of $172.0 million and net income of zero. The Company also has a general partnership interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $970.3 million and liabilities of $90.8 million as of March 31, 2004 have not been consolidated and continue to be accounted for using the equity method.

     The Company initially measured the assets and liabilities of the tax credit equity funds at fair value as of July 1, 2003 (the acquisition date of HCI), which was the point in time that the Company first met the criteria to be the primary beneficiary of the VIE. For funds consolidated pursuant to FIN 46 as of March 31, 2004, the fair value was used to record the net assets of the tax credit equity funds when the fair value was less than the carrying amount. For funds where the Company took ownership of the general partnership interest in the underlying Project Partnership in which the fund held an investment, the underlying Project Partnership was recorded at cost in consolidation.

Results of Operations

Net Interest Income

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2004	2003	2004	2003
Interest on bonds and residual interests in bond securitizations	$21,340	$14,366	$40,842	$30,721
Interest on loans	11,388	7,894	22,109	17,804
Interest on short-term investments	1,859	332	2,666	524

Total interest income	34,587	22,592	65,617	49,049
Interest expense	(21,279)	(8,724)	(36,743)	(19,092)
Interest expense on preferred shares	(3,035)	—	(6,081)	—

Net interest income	$10,273	$13,868	$22,793	$29,957

     Net interest income for the three months ended June 30, 2004 decreased by $3.6 million compared to the same period last year due primarily to: (1) a $4.7 million increase in interest expense; (2) a $3.0 million increase in interest expense related to the reclassification of the income allocable to preferred shares from minority interest to interest expense beginning on July 1, 2003; offset in part by (3) a $3.6 million increase in net interest income on bonds and loans; and (4) a $0.4 million increase in interest income resulting from including interest expense on Project Partnerships consolidated under FIN 46.

     Net interest income for the six months ended June 30, 2004 decreased by $7.2 million compared to the same period last year due primarily to (1) a $6.1 million increase in interest expense related to the reclassification of the income allocable to preferred shares from minority interest to interest expense beginning on July 1, 2003; (2) a $4.7 million increase in interest expense resulting from including interest expense on Project Partnerships consolidated under FIN 46; offset in part by (3) a $3.1 million increase in net interest income on bonds and loans; and (4) a $0.4 million increase in interest income resulting from including interest expense on Project Partnerships consolidated under FIN 46.

     The majority of the increase in interest income on bonds is offset by an increase in interest expense related to these bond investments. These increases are due to a change in the method of accounting for certain securitization entities in accordance with FIN 46 beginning December 31, 2003. For the three and six months ended June 30, 2004, the Company is reporting the interest income related to the securitization trust assets (tax-exempt bonds) and interest expense related to the senior interest in the trusts (short-term debt) due to the consolidation of the securitization trust. In 2003, the net interest income earned on the securitization trusts was reported as interest on bonds.

Fee Income

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Syndication fees	$4,190	31.4%	$1,825	19.0%	$7,941	27.4%	$3,236	20.1%
Origination and brokerage fees	2,848	21.3%	2,219	23.1%	3,765	13.0%	2,917	18.1%
Loan servicing fees	1,139	8.5%	1,070	11.1%	2,258	7.8%	2,202	13.6%
Asset management and advisory fees	1,967	14.7%	1,198	12.4%	8,133	28.0%	2,274	14.1%
Guarantee fees	1,506	11.3%	112	1.2%	3,359	11.6%	223	1.4%
Other income	1,705	12.8%	3,197	33.2%	3,542	12.2%	5,283	32.7%

Total fee income	$13,355	100.0%	$9,621	100.0%	$28,998	100.0%	$16,135	100.0%

     Total fee income for the three months ended June 30, 2004 increased $3.7 million compared to the same period in 2003 due primarily to increases in asset management fees, syndication fees and guarantee fees as a result of additional fee income generated from the July 2003 acquisition, offset in part by a decrease in other income. As a result of the consolidation of certain tax credit equity funds, for the three months ended June 30, 2004, approximately $7.6 million of syndication fees, asset management fees and other income paid to the Company from consolidated funds were eliminated in consolidation and are therefore no longer recognized as income by the Company. Other income decreased by $1.5 million due primarily to (1) a $2.4 million decrease in fees earned on nonrecurring transactions including prepayment penalties, a fee on a conventional equity transaction and other income related to the sale of a property; offset in part by (2) $0.7 million of other fee income generated by the tax credit equity business, which includes general partner fees, guarantee fees and investment valuation services fees; and (3) a $0.3 million increase in income on written put options.

     Total fee income for the six months ended June 30, 2004 increased $12.9 million compared to the same period in 2003 due primarily to increases in asset management fees, syndication fees and guarantee fees as a result of additional fee income generated from the July 2003 acquisition, offset in part by a decrease in other income. As a result of the consolidation of certain tax credit equity funds, for the three months ended June 30, 2004, syndication fees and asset management fees paid to the Company from consolidated funds are eliminated in consolidation and are therefore, no longer recognized as income by the Company. Origination and brokerage fees increased $0.8 million due to an increase in production volume. Other income decreased by $1.7 million due primarily to (1) a $3.9 million decrease in fees earned on nonrecurring transactions including prepayment penalties, a fee on a conventional equity transaction and other income related to the sale of a property; offset in part by (2) $1.3 million of other fee income generated by the tax credit equity business, which includes general partner fees, guarantee fees and investment valuation services fees; and (3) a $0.6 million increase in income on written put options.

Net Rental Income

     At times, the Company takes ownership of the general partnership interest in the underlying project partnerships in which the tax credit funds are the limited partners. The Company is typically the 0.01 % to 1% general partner in the project partnership, and the tax credit equity fund, which the Company also consolidates, is the 99.99% to 99% limited partner. Net rental income represents income from tax credit equity Project Partnerships that are consolidated by the Company pursuant to the adoption of FIN 46 effective March 31, 2004.

Net Gain on Sales

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Sale of investments in tax credit equity parterships	$379	12.1%	$178	12.3%	$2,814	43.8%	$276	10.1%
Sale of tax-exempt investments	1,013	32.4%	(6)	-0.4%	1,205	18.7%	(6)	-0.2%
Sale of loans	1,730	55.5%	540	37.2%	2,410	37.5%	1,720	63.0%
Termination of derivatives	—	0.0%	741	50.9%	—	0.0%	741	27.1%

Total net gain on sales	$3,122	100.0%	$1,453	100.0%	$6,429	100.0%	$2,731	100.0%

     Net gain on sales for the three months ended June 30, 2004 increased $1.7 million compared to the same period in 2003 due primarily to (1) a $1.2 million increase in gain on sale of loans to GNMA, Fannie Mae and other conduit lenders; (2) a $1.0 million increase in gain on sale of tax-exempt bond investments, partially offset by (3) a $0.7 million decrease in gain on termination of derivatives.

     Net gain on sales for the six months ended June 30, 2004 increased $3.7 million compared to the same period in 2003 due primarily to (1) a $2.5 million increase in sale of investments in tax credit equity partnerships, which increased due to the July 2003 acquisition; (2) a $1.2 million increase in gain on sale of tax-exempt bond investments, and (3) a $0.7 million increase in gain on sale of loans to GNMA, Fannie Mae and other conduit lenders, partially offset by (4) a $0.7 million decrease in gain on sale of derivatives.

Operating Expenses

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Salaries and benefits	$20,421	67.7%	$8,671	75.3%	$33,480	68.7%	$14,637	72.7%
General and administrative	6,992	23.2%	1,972	17.1%	11,017	22.6%	3,628	18.0%
Professional fees	2,731	9.1%	877	7.6%	4,225	8.7%	1,866	9.3%

	$30,144	100.0%	$11,520	100.0%	$48,722	100.0%	$20,131	100.0%

     For the three months ended June 30, 2004, operating expenses increased $18.6 million compared to the same period in 2003 due primarily to: (1) a $10.8 million increase in operating expenses due to additional employees and expenses from the July 2003 acquisition; (2) a $3.8 million increase in expenses due to the consolidation of tax credit equity project partnerships (discussed under “New Accounting Pronouncements” above); (3) a $1.9 million increase in salaries and benefits due to employment growth and an increase in bonus expense accruals; and (4) a $2.1 million increase in professional fees and general and administrative expenses primarily due to an increase in accounting and legal expenses related to compliance with rules promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and new transactions.

     For the six months ended June 30, 2004, operating expenses increased $28.6 million compared to the same period in 2003 due primarily to: (1) a $18.8 million increase in operating expenses due to additional employees and expenses from the July 2003 tax credit equity acquisition; (2) a $3.8 million increase in expenses due to the consolidation of tax credit equity project partnerships (discussed under “New Accounting Pronouncements” above); (3) a $3.5 million increase in salaries and benefits due to employment growth and an increase in bonus expense accruals; and (4) a $2.5 million increase in professional fees and general and administrative expenses primarily due to an increase in accounting and legal expenses related to compliance with rules promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and new transactions.

Depreciation and Amortization

     For the three and six months ended June 30, 2004, depreciation and amortization increased $3.2 million and $4.4 million, respectively, compared to the same period in 2003 due primarily to (1) $1.9 million in depreciation expense resulting from the consolidation of the Company’s general partner interest in tax credit equity Project Partnerships (discussed further under “New Accounting Pronouncements” above) and (2) $1.2 million and $2.4 million, respectively, in amortization of intangibles related to the July 2003 acquisition.

Net Holding Gains on Derivatives

     The Company recorded net gains for mark-to-market adjustments on derivative financial instruments of $7.9 million and $5.5 million for the three and six months ended June 30, 2004, respectively, and net holding gains (losses) of ($2.5) million and $0.4 million for the three and six months ended June 30, 2003, respectively.

Net Losses from Equity Investments in Partnerships

     Net losses from equity investments in partnerships increased by $69.6 million and $79.4 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. The increase is primarily due to recording income allocable to the limited partners in tax credit funds that the Company is consolidating pursuant to FIN 46 effective March 31, 2004. The Company typically holds a one percent or less interest in the tax credit funds and therefore approximately 99% of the funds’ losses are shown as minority interest income in the consolidated income statements.

Income Taxes

     The Company had income tax expense of $173,000 for the three months ended June 30, 2004 compared to an income tax benefit of $540,000 for the same period in 2003. Although as in 2003,

the Company incurred a net operating loss that was primarily attributable to investments in multifamily real estate, the benefits were not recorded in 2004 due to an inability to forecast the timing of future use. These benefits were recorded in 2003.

     The Company recorded an income tax benefit of $2.3 million for the six months ended June 30, 2004 compared to a $0.5 million benefit for the six months ended June 30, 2003. The change from 2004 compared to 2003 is primarily due to net operating losses attributable to TC Corp generated in 2004.

Net Income (Expense) Allocable to Minority Interests

     Net income allocable to minority interests increased $79.7 million and $82.8 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. The increase is primarily due to recording income allocable to the limited partners in tax credit funds that the Company is consolidating pursuant to FIN 46 effective March 31, 2004. The Company typically holds a one percent or less interest in the tax credit funds and therefore approximately 99% of the funds’ losses are shown as minority interest income in the consolidated income statements.

     In addition, income allocable to preferred shareholders in a subsidiary company is reported as interest expense for the three and six months ended June 30, 2004, while it was reported as net expense allocable to minority interest for the three and six months ended June 30, 2003.

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

Cumulative Effect of Change in Accounting Principle

     The Company recorded a cumulative effect of change in accounting principle of $0.5 million for the three and six months ended June 30, 2004 due to the adoption of FIN 46 discussed above.

Net Income

     Net income decreased $19.9 million for the three months ended June 30, 2004 compared to the same period last year due primarily to: (1) a $25.7 million decrease in discontinued operations; (2) a $14.8 million increase in expenses from the acquisition of the tax credit business, employment growth and bonuses and higher legal and accounting fees; offset in part by (3) a $10.3 million increase in fair value of derivatives; (4) a $3.6 million increase in net interest income; (5) $4.2 million in net income attributed to tax credit equity funds; and (6) a $2.8 million increase in syndication and asset management fees generated by the tax credit equity business.

     Net income decreased $32.6 million for the six months ended June 30, 2004 compared to the same period last year due primarily to: (1) a $25.7 million decrease in discontinued operations; (2) a $24.8 million increase in expenses from the acquisition of the tax credit business, employment growth and bonuses and higher legal and accounting fees; offset in part by (3) a $10.0 million increase in syndication and asset management fees generated by the tax credit equity business; (4) a $5.1 million increase in fair value of derivatives; and (5) a $3.1 million increase in net interest income.

Other Comprehensive Income (Loss)

     For the three and six months ended June 30, 2004, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds available for sale was $0.2 million and $4.4 million, respectively. After a reclassification adjustment for gains of $1.0 million and $1.2 million, respectively, included in net income, other comprehensive loss for the three and six months ended June 30, 2004 was $1.2 million and $5.6 million, respectively, and total comprehensive income was $10.0 million and $6.8 million, respectively. The fair value of the Company’s investments declined due to changes in interest rates and declining property performance on certain investments. The decrease in fair value was partially offset by the reversal of an unrealized loss on an investment that paid off at par during the second quarter.

Other Key Measures of Performance

     The Company relies on CAD as its primary measure of performance. As a measure of current earnings, CAD (1) is the basis for the Company’s annual budget and forecasting process, (2) is an integral component of management and staff incentive compensation formulas, and (3) is one of several factors considered by management in making recommendations to the Board of Directors regarding distributions to holders of common shares.

     CAD differs from net income because of variations between GAAP income and actual cash received. There are four primary differences between CAD and GAAP income. The first is the treatment of several types of fees (including origination, syndication, guarantee and asset management fees), which for purposes of calculating CAD are recognized as income when recieved or earned but for GAAP purposes may be amortized into income over time or deferred until certain events occur. The second difference is gains and losses recognized for GAAP associated with valuations, sales of investments and capitalization and amortization of mortgage servicing rights and certain purchased asset management contracts that are not included in the calculation of CAD. The third difference is the treatment of the Company’s investments in partnerships. For GAAP, the Company records its allocable share of the income (loss) from the partnership as income, while for CAD reporting the Company records the cash distributions it receives from the partnership as income. The fourth difference is the treatment of tax credit equity funds for funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund or for funds and general partner interests that are required to be consolidated under FIN 46. GAAP accounting requires that the Company record income (loss) from these funds and an associated charge to minority interest income or expense if applicable. These non-cash items are not reflected in CAD.

     The following table reconciles the Company’s GAAP net income to CAD for the three and six months ended June 30, 2004 and 2003.

(in thousands)
		For the three months ended June 30,		For the six months ended June 30,
		2004	2003	2004	2003
Net income allocated to common shares — GAAP Basis		$11,190	$31,102	$12,439	$45,047
Conversion to Cash Available for Distribution:
(1)	Mark to market adjustments	$(7,853)	$2,449	$(5,498)	$(424)
(2)	Equity investments	1,985	3,181	4,851	5,591
(3)	Net gain on sales	(1,663)	(10,486)	(1,788)	(10,813)
(3)	Amortization of capitalized mortgage servicing fees	464	414	867	766
(3)	Amortization of asset management contracts	1,179	—	2,358	—
(4)	Origination and brokerage fees, syndication fees and other income, net	17,471	1,335	19,323	1,616
(5)	Valuation allowances and other-than-temporary impairments	430	1,097	756	1,097
(6)	Deferred tax expense	(13)	984	(2,527)	1,612
(7)	Discontinued operations	—	(25,748)	—	(25,748)
(7)	Interest Income	—	10,793	—	10,793
(8)	Fund Income	(1,866)	—	4,064	—
(9)	Change in Accounting Principle	—	—	(520)	—

Cash Available for Distribution (CAD)		$21,324	$15,121	$34,325	$29,537

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

     (b) Syndication fees, which are recognized as income when earned for CAD purposes, but for GAAP reporting a portion of the fee may be deferred until investors have paid in greater than 20% of their total capital contributions to the tax credit funds. For the quarter ended June 30, 2004, for GAAP purposes syndication fees are eliminated in consolidation as a result of consolidating the tax credit equity funds under FIN 46.

     (c) Guarantee fees, which are recognized as income when received for CAD purposes, but for GAAP reporting are recorded into income over the guarantee period.

     (d) Asset management fees, which are recognized as income when earned and collectible for CAD purposes, but for GAAP purposes are applied first to relieve accounts receivable recorded in conjunction with the July 2003 acquisition, and second as income consistent with the CAD revenue recognition. For the quarter ended June 30, 2004, for GAAP purposes asset management fees are eliminated in consolidation as a result of consolidating the tax credit equity funds under FIN 46.

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

(8) For those of the Company’s tax credit equity syndication funds in which the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund, GAAP accounting requires the Company to record the net income (loss) from the fund. This non-cash item is not reflected in CAD. As a result of the adoption of FIN 46, the company determined its residual interests in non-guaranteed tax credit equity funds represented equity interests in VIE and the Company was the primary beneficiary of the VIE and, therefore, was required to consolidate the funds. The non-cash GAAP earnings (loss) from these tax credit equity funds is not included in CAD.

(9) In conjunction with (8) above, as a result of the adoption of FIN 46, the Company recorded a cumulative effect adjustment for GAAP accounting. This non-cash GAAP adjustment is not included in CAD.

     The calculation of CAD is also used by securities analysts and is presented as a supplemental measure of the Company’s performance. The calculation is not approved by the SEC, is not required by GAAP and should not be considered as an alternative to net income as an indicatior of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. The Company believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results.

Related Party Transactions

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s related party transactions. During the second quarter of 2004, there has been no material change to the information related to related party transactions.

Income Tax Considerations

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s income tax considerations. During the second quarter of 2004, there has been no material change to the information related to income tax considerations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Since December 31, 2003, there has been no material change to the information included in Item 7A of the Company’s 2003 Form 10-K.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls Over Financial Reporting

     There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     A consolidated indirect wholly owned subsidiary of the Company, Midland Financial Holdings, Inc. (“MFH”), formed MFH Financial Trust I (“MFH Trust”) in 2003 as a special purpose financing vehicle. On May 3, 2004, MFH Trust sold to institutional investors $60.0 million in 9.5% Trust Preferred Securities (the “Trust Preferred Securities”) having a liquidation amount of $100 per Trust Preferred Security. The Trust Preferred Securities were sold with an initial purchasers’ discount of $3.15 per Trust Preferred Security, or $1.9 million in the aggregate. MFH Trust used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Trust Preferred Securities may be redeemed in whole or in part on May 5, 2014. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH contributed the net proceeds from the offering to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to MuniMae. MuniMae used these amounts to repay a portion of its indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company’s shareholders held on June 3, 2004, the shareholders voted on two proposals in addition to the election of the Company’s directors. The election of the board of directors was passed, but the proposal to approve a 2004 Non-employee Directors’ Share

Plan and a 2004 Share Incentive Plan were tabled. The shareholders elected the following directors: Eddie C. Brown (32,848,836 in favor and 464,964 abstaining), Douglas A. McGregor (32,859 950 in favor and 453,849 abstaining), Fred N. Pratt, Jr. (32,819388 in favor and 494,411 abstaining) and Carl W. Stearn (32,825,699 in favor and 488,101 abstaining). At a subsequent adjourned annual meeting of the Company’s shareholders held July 30, 2004, the shareholders approved the following plans: the 2004 Non-employee Director’s Share Plan (17,715,923 in favor, 2,846,660 against and 747,026 abstain), the 2004 Share Incentive Plan (17,474,673 in favor, 3,027,919 against and 807,017 abstain).

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

10.1	Employment Agreement between the Company and Frank G. Creamer, Jr.

31.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K during the three months ended June 30, 2004.

On May 3, 2004, the Company filed a Current Report on Form 8-K and furnished information under Items 7, 9 and 12, containing the earnings package distributed to the securities analysts for the quarter ended March 31, 2004, an earnings press release and financial statements related to the Company’s performance for the quarter ended March 31, 2004, a production press release related to the Company’s production volume for the quarter ended March 31, 2004, a press release related to the private placement of $60.0 million in trust preferred securities and a press release announcing the Company’s first quarter distribution to common shares of $0.4575.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2004	MUNICIPAL MORTGAGE & EQUITY, LLC

By: /s/ William S. Harrison

William S. Harrison
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement between the Company and Frank G. Creamer, Jr.

31.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.