Form 10-Q/A
period 2004-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2004-09-24
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MUNICIPAL MORTGAGE & EQUITY, LLC
INDEX TO FORM 10-Q/A

Explanatory Note

     The purpose of this Amendment No. 1 to Municipal Mortgage & Equity, LLC’s (“MuniMae” and together with its subsidiaries the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Form 10-Q/A”) is to restate the Company’s consolidated financial statements for the period ended March 31, 2004. The restatement also affected the period ended June 30, 2004.

     This Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to May 6, 2004, the date of filing of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings. For a discussion of these subsequent events and developments as well as revisions to prior estimates, please refer to the Company’s Form 10-Q filed on August 6, 2004 and Form 10-Q/A filed on September 23, 2004, each for the period ended June 30, 2004.

     This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the original Form 10-Q as well as information set forth under “Forward-Looking Information”. No other information included in the original Form 10-Q is amended hereby. All referenced amounts in this Form 10-Q/A for prior period comparisons reflect the balances and amounts on a restated basis.

     The financial statements have been restated in order to properly reflect costs relative to an employee deferred compensation arrangement executed during the first quarter of 2004. A copy of the employment agreement had been publicly disclosed on March 12, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Additional detail regarding the restatement is included in Note 1A of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A.

Forward-Looking Information

     This Quarterly Report on Form 10-Q/A contains forward-looking statements, which involve certain risks and uncertainties. Assumptions contained in various portions of this Quarterly Report on Form 10-Q/A involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I.
FINANCIAL INFORMATION

Item 1. Restated Financial Statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	Restated
	March 31, 2004	December 31, 2003
ASSETS
Investment in tax-exempt bonds, net (Note 2)	$1,097,764	$1,043,973
Loans receivable, net (Note 3)	541,516	497,884
Loans receivable held for sale (Note 3)	22,933	54,492
Investment in partnerships (Note 4)	1,624,073	282,492
Investments in derivative financial instruments (Note 5)	2,630	2,563
Cash and cash equivalents	40,527	50,826
Interest receivable	17,790	16,843
Restricted assets (Note 6)	195,016	75,525
Other assets	69,610	79,390
Mortgage servicing rights, net	10,631	10,967
Goodwill	107,505	107,505
Other intangibles	25,980	27,159

Total assets	$3,755,975	$2,249,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 7)	$867,478	$646,096
Short-term debt (Note 7)	374,376	371,881
Long-term debt (Note 7)	186,792	190,090
Preferred shares subject to mandatory redemption (Note 8)	168,000	168,000
Tax credit equity guarantee liability (Note 9)	136,322	151,326
Investments in derivative financial instruments (Note 5)	17,709	15,287
Accounts payable and accrued expenses	10,641	17,506
Interest payable	10,610	9,581
Unearned revenue and other liabilities	34,139	37,986

Total liabilities	1,806,067	1,607,753

Commitments and contingencies (Note 10)	—	—
Minority interest in subsidiary companies (Note 1)	1,274,458	31
Shareholders’ equity:
Common shares, par value $0 (38,071,099 shares authorized, including 34,854,393 shares issued and outstanding, and 41,651 deferred shares at March 31, 2004 and 35,926,099 shares authorized, including 32,592,093 shares issued and outstanding, and 39,701 deferred shares at December 31, 2003)	692,786	654,700
Less common shares held in treasury at cost (124,715 at March 31, 2004 and December 31, 2003)	(2,615)	(2,615)
Less unearned compensation (deferred shares) (Note 12)	(4,067)	(3,992)
Accumulated other comprehensive loss	(10,654)	(6,258)

Total shareholders’ equity	675,450	641,835

Total liabilities and shareholders’ equity	$3,755,975	$2,249,619

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	Restated
	2004	2003
INCOME:
Interest income
Interest on bonds and residual interests in bond securitizations	$19,178	$15,985
Interest on loans	10,283	9,503
Interest on short-term investments	223	192

Total interest income	29,684	25,680

Fee income
Syndication fees	3,751	1,411
Origination fees	917	698
Loan servicing fees	1,881	1,909
Asset management and advisory fees	6,166	1,076
Guarantee fees	1,853	111
Other income	1,837	2,086

Total fee income	16,405	7,291

Net gain on sales	3,307	1,278

Total income	49,396	34,249

EXPENSES:
Interest expense	14,880	10,368
Interest expense on preferred shares (Note 8)	3,046	—
Salaries and benefits	15,584	5,966
General and administrative	3,920	1,656
Professional fees	1,494	989
Amortization of intangibles	1,612	389

Total expenses	40,536	19,368

Net holding gains (losses) on derivatives	(2,355)	2,873
Impairments and valuation allowances related to investments	(300)	—
Net losses from equity investments in partnerships	(10,511)	(747)

Net (loss) income before income taxes, income allocated to preferred shareholders in a subsidiary company and cumulative effect of a change in accounting principle	(4,306)	17,007
Income tax benefit (expense)	2,510	(68)

Net (loss) income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of a change in accounting principle	(1,796)	16,939
Income allocable to preferred shareholders in a subsidiary company	—	(2,994)

Net (loss) income before cumulative effect of a change in accounting principle	(1,796)	13,945
Cumulative effect of a change in accounting principle	520	—

Net (loss) income	$(1,276)	$13,945

Basic (loss) earnings per common share:
(Loss) earnings before cumulative effect of accounting change	$(0.06)	$0.51
Cumulative effect of a change in accounting principle	0.02	—

Basic (loss) earnings per common share	$(0.04)	$0.51

Weighted average common shares outstanding	33,301,337	27,342,870
Diluted (loss) earnings per common share:
(Loss) earnings before cumulative effect of accounting change	$(0.06)	$0.50
Cumulative effect of a change in accounting principle	0.02	—

Diluted (loss) earnings per common share	$(0.04)	$0.50

Weighted average common shares outstanding	33,301,337	27,681,511

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	Restated
	2004	2003
Net income	$(1,276)	$13,945

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(4,204)	4,576
Reclassification adjustment for gains included in net income	(192)	—

Other comprehensive income (loss)	(4,396)	4,576

Comprehensive income (loss)	$(5,672)	$18,521

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Loss	Total
Balance, January 1, 2004	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835
Net loss	(1,276)	—	—	—	(1,276)
Unrealized gains on investments, net of reclassifications	—	—	—	(4,396)	(4,396)
Distributions	(14,770)	—	—	—	(14,770)
Purchase of treasury shares	—	—	—	—	—
Options exercised	758	—	—	—	758
Issuance of common shares	52,475	—	—	—	52,475
Deferred shares issued under the Non-Employee Directors’ Share Plans	47	—	—	—	47
Deferred share grants	—	—	(638)	—	(638)
Forfeiture of deferred shares	—	—	—	—	—
Amortization of deferred compensation	852	—	563	—	1,415
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—

Balance, March 31, 2004 as Restated	$692,786	$(2,615)	$(4,067)	$(10,654)	$675,450

	Common	Treasure
SHARE ACTIVITY:	Shares	Shares
Balance, January 1, 2004	32,507,079	124,715
Options exercised	41,000	—
Purchase of treasury shares	—	—
Issuance of common shares	2,145,351	—
Issuance of common shares under employee share incentive plans	75,949	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	1,950	—

Balance, March 31, 2004	34,771,329	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	For the three months ended
	March 31,
	Restated
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,276)	$13,945
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	—	2,994
Cumulative effect of a change in accounting principle	(520)	—
Net holding (gains) losses on trading securities	2,355	(2,873)
Impairments and valuation allowances related to investments	300	—
Amortization of guarantee liability	(1,075)	—
Net gain on sales	(3,307)	(1,278)
Loss from investments in partnerships	10,511	747
Distributions received from investments in partnerships	1,887	1,714
Net amortization of premiums, discounts and fees on investments	(106)	(116)
Depreciation and amortization	2,936	531
Tax benefit from deferred share compensation	—	313
Deferred share compensation expense	777	444
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	56	67
Net change in assets and liabilities:
Increase in interest receivable	(947)	(2,555)
(Increase) decrease in other assets and goodwill	(22,434)	16,275
Decrease in accounts payable, accrued expenses and other liabilities	(8,202)	(5,305)
Decrease in loans receivable held for sale	32,168	38,816

Net cash provided by (used in) operating activities	13,123	63,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(67,000)	(27,345)
Loan originations	(90,504)	(76,248)
Purchases of property and equipment	(419)	(78)
Net (investment) in restricted assets	9,190	(3,264)
Principal payments received	47,465	60,671
Proceeds from the sale of investments	8,168	—
Investments in partnerships	(43,433)	(19,770)
Return of capital invested in partnerships	60,369	18,617

Net cash used in investing activities	(76,164)	(47,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	280,438	167,522
Repayment of credit facilities	(267,711)	(237,373)
Proceeds from tax credit syndication investors	2,364	—
Proceeds from short-term debt	2,495	—
Repayment of short-term debt	—	(355)
Proceeds from long-term debt	1,140	—
Repayment of long-term debt	(4,438)	(370)
Issuance of common shares	52,466	71,944
Proceeds from stock options exercised	758	188
Distributions to common shares	(14,770)	(11,335)
Distributions to preferred shareholders in a subsidiary company	—	(2,994)

Net cash provided by financing activities	52,742	(12,773)

Net increase (decrease) in cash and cash equivalents	(10,299)	3,529
Cash and cash equivalents at beginning of period	50,826	43,745

Cash and cash equivalents at end of period	$40,527	$47,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,492	$10,238

Income taxes paid	$1,146	$64

Non-cash activity resulting from consolidation of VIEs under FIN 46 (Note 1):
Investment in partnership	1,382,800	—
Restricted assets	133,107	—
Other assets	(27,398)	—
Notes Payable	208,655	—
Accounts payable, accrued expenses and other liabilities	4,740	—
Minority interest in subsidiary companies	1,274,533	—
Accumulated other comprehensive income	61	—

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

NOTE 1A – RESTATEMENT

     The consolidated financial statements have been restated in order to reflect certain adjustments to the Company’s consolidated financial statements that were previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 6, 2004 (the“Form 10-Q”). The restatement also affects the three- and six-month periods ended June 30, 2004.

     Subsequent to the filing of the Form 10-Q, management determined that the Company had not properly accounted for certain compensation costs associated with an employee compensation arrangement executed during the first quarter of 2004. Accordingly, the Company has restated the Form 10-Q to recognize the appropriate amount of compensation cost of approximately $2.5 million for the three months ended March 31, 2004, within salaries and benefits in the income statement and accounts payable and accrued expenses in the balance sheet. Corresponding adjustments were made to shareholders’ equity, earnings (loss) per share and cashflows accordingly. This restatement had no effect on the Company’s income tax benefit (expense). No other types of adjustments to the Company’s consolidated financial statements were made in association with the restatement.

     A summary of the significant effects of the restatement is as follows:

	For the period ending
	March 31, 2004
(in thousands, except per share amounts):	As reported	Restated
Consolidated income statement data:
Salaries and benefits	$13,059	$15,584
Net loss before income taxes, income allocated to preferred shareholders in a subsidiary company and cumulative effect of a change in accounting principle	$(1,781)	$(4,306)
Net income (loss) before income allocated to preferred shareholders in a subsidiary company and cumulative effect of a change in accounting principle	$729	$(1,796)
Net income (loss) before cumulative effect of a change in accounting principle	$729	$(1,796)
Net income (loss)	$1,249	$(1,276)
Earnings (loss) per share:
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

	As of
	March 31, 2004
Consolidated balance sheet data:
Accounts payable and accrued expenses	$8,116	$10,641
Total liabilities	$1,803,542	$1,806,067
Shareholders’ equity	$677,975	$675,450

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

Municipal Mortgage & Equity, LLC
Reconciliation of Basic and Diluted EPS
(unaudited)

		Restated
	For the three months ended March 31, 2004			For the three months ended March 31, 2004
(in thousands, except share and per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income before cumulative effect of accounting change	$(1,796)		$(0.06)	$13,945		$0.51
Cumulative effect of accounting change	520		0.02	—		—

Income allocable to common shares	$(1,276)	33,301,337	$(0.04)	$13,945	27,342,870	$0.51

Effect of Dilutive Securities
Options and deferred shares		—			338,641
Diluted EPS
Net income before cumulative effect of accounting change	$(1,796)		$(0.06)	$13,945		$0.50
Cumulative effect of accounting change	520		0.02	—		—

Income allocable to common shares plus assumed conversions	$(1,276)	33,301,337	$(0.04)	$13,945	27,681,511	$0.50

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

Municipal Mortgage & Equity, LLC
Segment Reporting for the three months ended March 31, 2004 and 2003
(in thousands)

	Restated
	For the three months ended March 31, 2004						For the three months ended March 31, 2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME:
Interest income
Interest on bonds and residual interest in bond securitizations	$19,178	$—	$—	$—		$19,178	$15,985	$—	$—	$—		$15,985
Interest on loans	1,126	9,157	—	—		10,283	829	8,674	—	—		9,503
Interest on short-term investments	5,910	131	243	(6,061	) (1)	223	1,197	—	188	(1,193	) (1)	192

Total interest income	26,214	9,288	243	(6,061)		29,684	18,011	8,674	188	(1,193)		25,680

Fee income
Syndication fees	—	—	3,751	—		3,751	—	—	1,411	—		1,411
Origination fees	—	1,794	134	(1,011	) (2)	917	—	836	116	(254	) (2)	698
Loan servicing fees	—	1,881	—	—		1,881	—	1,909	—	—		1,909
Asset management and advisory fees	—	362	5,804	—		6,166	—	154	922	—		1,076
Guarantee fees	110	—	1,743	—		1,853	111	—	—	—		111
Other income	651	470	716	—		1,837	1,197	289	600	—		2,086

Total fee income	761	4,507	12,148	(1,011)		16,405	1,308	3,188	3,049	(254)		7,291

Net gain on sales	2	870	2,435	—		3,307	—	1,180	98	—		1,278

Total Income	26,977	14,665	14,826	(7,072)		49,396	19,319	13,042	3,335	(1,447)		34,249

Expenses:
Interest expense	8,224	8,416	4,301	(6,061)		14,880	3,493	7,574	494	(1,193)		10,368
Interest expense on preferred shares	3,046	—	—	—		3,046	—	—	—	—		—
Salaries and benefits	2,130	5,724	7,730	—		15,584	473	4,143	1,350	—		5,966
General and administrative	631	1,244	2,045	—		3,920	552	351	753	—		1,656
Professional fees	515	263	716	—		1,494	544	385	60	—		989
Amortization of intangibles	—	403	1,209	—		1,612	—	389	—	—		389

Total expenses	14,546	16,050	16,001	(6,061)		40,536	5,062	12,842	2,657	(1,193)		19,368
Net holding gains (losses) on derivatives	(2,355)	—	—	—		(2,355)	2,873	—	—	—		2,873
Impairments and valuation allowances related to investments	(289)	(11)	—			(300)	—	—	—	—		—
Net losses from equity investments in partnerships	—	(361)	(10,150)	—		(10,511)	—	(278)	(469)	—		(747)

Net income before income taxes, income allocated to preferred shareholders in a subsidiary company and cumulative effect of accounting change	9,787	(1,757)	(11,325)	(1,011)		(4,306)	17,130	(78)	209	(254)		17,007
Income tax expense (benefit)	—	—	(2,510)	—		(2,510)	—	108	(40)	—		68

Net income before income allocated to preferred shareholders in a subsidiary company and cumulative effect of accounting change	9,787	(1,757)	(8,815)	(1,011)		(1,796)	17,130	(186)	249	(254)		16,939
Income allocable to preferred shareholders in a subsidiary company	—	—	—	—		—	(2,994)	—	—	—		(2,994)

Net income before cumulative effect of accounting change	9,787	(1,757)	(8,815)	(1,011)		(1,796)	14,136	(186)	249	(254)		13,945
Cumulative effect of a change in accounting principle	—	—	520	—		520	—	—	—	—		—

Net income (loss)	$9,787	$(1,757)	$(8,295)	$(1,011)		$(1,276)	$14,136	$(186)	$249	$(254)		$13,945

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

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

Item 2. Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments relating to compensation cost to the Company’s financial statements that were previously reported in the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2004, and filed with the SEC on May 6, 2004. The restatement also affects the three- and six-month periods ended June 30, 2004. The adjustments decreased net income by approximately $2.5 million for the three-month period ended March 31, 2004. The restated financial information has been prepared by management and reflects all adjustments known to management.

      Refer to Note 1A, “Restatement,” to the financial statements for further information.

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

MUNICIPAL MORTGAGE & EQUITY, LLC
RESTATED ANALYSIS OF CONSOLIDATED BALANCE SHEET COMPONENTS
3/31/04
(In thousands, except percentages)
(Unaudited)

	(A)		(B)	(C)	(D)	(E)	(F)	(G)	(H)		(I)	(J)
	Bond				CAPREIT		Preferred				Off Balance	Adjusted
	Securitizations and		Taxable	Tax Credit	Equity		Equity in	Tax Credit	Balance Sheet		Sheet Bond	Balance Sheet
	Derivatives (1)		Lending (2)	Operations (3)	Investments (4)	Other	TE Bond Sub (5)	Funds (6)	03/31/04		Securitizations	03/31/04
ASSETS
Investment in tax-exempt bonds, net	$1,097,764		$—	$—	$—	$—	$—	$—	$1,097,764		$103,493	$1,201,257
Loans receivable, net	30,351		508,643		2,522	—			541,516			541,516
Loans receivable held for sale			22,933			—			22,933			22,933
Investments in partnerships				85,051	60,313	(3)		1,478,712	1,624,073			1,624,073
Investment in derivative financial instruments	2,630					—			2,630			2,630
Cash and cash equivalents						40,527			40,527			40,527
Interest receivable						17,790			17,790			17,790
Restricted assets	13,475				4,895	6,999		169,647	195,016			195,016
Other assets				62,457		29,456	7,380	(29,683)	69,610			69,610
Mortgage servicing rights, net			10,631			—			10,631			10,631
Goodwill			15,855	89,768		1,882			107,505			107,505
Other intangibles (7)				25,980		—		—	25,980			25,980

Total assets	$1,144,220		$558,062	$263,256	$67,730	$96,651	$7,380	$1,618,676	$3,755,975		$103,493	$3,859,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$52,966		$502,882	$102,975	$—	$—	$—	$208,655	$867,478		$—	$867,478
Short-term debt	374,376					—			374,376			374,376
Long-term debt	186,792					—			186,792		103,493	290,285
Preferred shares subject to mandatory redemption						—	168,000		168,000			168,000
Tax credit syndication guarantee liability						—		136,322	136,322			136,322
Investment in derivative financial instruments	17,709					—			17,709			17,709
Accounts payable and accrued expenses						6,028		4,613	10,641			10,641
Interest payable						7,542	2,994	74	10,610			10,610
Unearned revenue and other liabilities				3,339		30,728		72	34,139			34,139

Total liabilities	631,843		502,882	106,314	—	44,298	170,994	349,736	1,806,067		103,493	1,909,560

Minority interest in subsidiary companies			—	(74)		—		1,274,532	1,274,458			1,274,458

Liabilities / Assets	55	%(9)	90%	40%	0%	46%	2317%	22%	48	%(10)	100%	49%
Percentage of liabilities - balance sheet 3/31/04	35%		28%	6%	0%	2%	9%	19%	100%		N/A	N/A
Percentage of liabilities - adjusted balance sheet 3/31/04	33%		26%	6%	0%	2%	9%	18%	N/A		5%	100%

Total net assets (8)	512,377		55,180	157,016	67,730	52,353	(163,614)	(5,592)	675,450		—	675,450

Total liabilities and net assets	$1,144,220		$558,062	$263,256	$67,730	$96,651	$7,380	$1,618,676	$3,755,975		$103,493	$3,859,468

NOTES

(1)	Bond securitizations and derivatives includes the Company’s investments in tax-exempt bonds, bond related investments and derivatives and the related on-balance sheet debt and cash collateral.

(2)	Taxable lending includes the Company’s construction and permanent loans and the related borrowings from the Midland Affordable Housing Group Trust, pension funds and lines of credit.

(3)	Tax credit operations includes the Company’s investment in properties and advances to tax credit equity funds and the related borrowings under lines of credit. This column also includes borrowings under a line of credit used to finance the July 2003 acquisition of Lend Lease’s tax credit operations.

(4)	CAPREIT equity investments includes the taxable equity investments in the CAPREIT joint ventures and the related cash collateral.

(5)	Due to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the preferred shares issued by TE Bond Subsidiary have been reclassified to debt.

(6)	Tax credit funds reflects the consolidation of assets and liabilities of certain tax credit equity funds under two GAAP rules: FIN 46, which requires consolidation of certain funds which are considered “variable interest entities”; and Financial Accounting Statement No. 66, “Accounting for Sales of Real Estate”, which requires consolidation of funds where the Company has provided investors a guarantee or has continuing involvement with the assets of the funds. The great majority of assets, and all of the minority interest in subsidiary companies, shown in this column relates to funds consolidated as of March 31, 2004 pursuant to FIN 46.

(7)	Goodwill of $31.7 million related to the 1999 purchase of the Midland Companies has been allocated equally between taxable lending and tax credit operations.

(8)	Net assets was calculated by taking assets minus liabilities and minority interest for each column, and therefore these amounts do not accurately represent the actual or notional amount of net assets or shareholders’ equity attributable to each column.

(9)	Including the assets and liabilities from off balance sheet bond securitizations the percentage relating to bond securitixations and derivatives would be 59%.

(10)	Adjusted to include minority interest in subsidiaries as a liability, this percentage would be 82%. Adjusted to exclude the assets and liabilities of the tax credit funds (column G) this percentage would be 68%.

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

     The following table reconciles the Company’s GAAP net income to CAD for the quarters ended March 31, 2004 and 2003.

	For the quarter ended March 31,
	Restated
(in thousands)	2004	2003
Net income allocated to common shares — GAAP Basis	$(1,276)	$13,945
Conversion to Cash Available for Distribution:
(1) Mark to market adjustments	$2,355	$(2,873)
(2) Equity investments	2,866	2,410
(3) Net gain on sales	(125)	(327)
(3) Amortization of capitalized mortgage servicing fees	403	352
(3) Amortization of asset management contracts	1,179	—
(4) Origination fees, syndication fees and other income, net	1,852	281
(5) Valuation allowances and other-than-temporary impairments	326	—
(6) Deferred tax expense	(2,514)	628
(7) Fund income	5,930	—
(8) Change in accounting principle	(520)	—
(9) Deferred compensation	2,525	—

Cash Available for Distribution (CAD)	$13,001	$14,416

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

(9)  For GAAP reporting, the Company records an expense for certain deferred compensation arrangements. These same non-cash costs are not included in the Company’s calculation of CAD until funds are disbursed.

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

Operating Expenses and Amortization

	For the three months ended March 31,
(000s)	2004 Restated	%	2003	%
Salaries and benefits	$15,584	68.9%	$5,966	66.3%
General and administrative	3,920	17.4%	1,656	18.4%
Professional fees	1,494	6.6%	989	11.0%
Amortization of intangibles	1,612	7.1%	389	4.3%

	$22,610	100.0%	$9,000	100.0%

     For the three months ended March 31, 2004, operating expenses and amortization increased $13.6 million (as restated) compared to the same period in 2003 due primarily to an increase of $9.1 million in expenses as a result of the July 2003 HCI acquisition and a $4.1 million (as restated) increase in salaries and benefits due to an increase in bonus and other compensation expense accruals.

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

Net Income

     Net income decreased $15.2 million (as restated) for the three months ended March 31, 2004 compared to the same period last year due primarily to: (1) a $6.9 million net loss generated from the tax credit business; (2) a $5.2 million increase in net holding losses on derivatives; (3) a $4.1 million increase (as restated) in non-HCI-related salaries and benefits due to an increased headcount and an increase in bonus expense and other compensation accruals; (4) an $0.8 million decrease in other income due primarily to one-time prepayment fees collected from the prepayment of tax-exempt bond investments in 2003; offset in part by: (5) a $2.6 million increase in income tax benefit; and (6) a $0.5 million cumulative effect of change of accounting principle related to FIN 46. The net loss generated by the tax credit equity business is due to losses from equity investments in operating partnerships owned by the guaranteed tax credit equity funds. These are non-cash losses primarily generated by non-cash charges, such as depreciation, at the operating partnership entity level.

Other Comprehensive Income (Loss)

     For the three months ended March 31, 2004, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds available for sale was $4.2 million. After a reclassification adjustment for gains of $0.2 million included in net income, other comprehensive loss for the three months ended March 31, 2004 was $4.4 million and total comprehensive loss was $5.7 million (as restated).

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

Item 4. Restated Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) in effect as of the end of the period covered by this Quarterly Report on Form 10-Q/A, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective to ensure that all material information relating to the Company, including the Company’s consolidated subsidiaries, was made known to them by others, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared because of the material weakness described below.

(b) Changes in Internal Controls Over Financial Reporting.

     During the third quarter of 2004, it was discovered that a material weakness existed in internal controls related to the Company’s accounting for material contracts. The identified deficiency was that the Company did not have a system in place to ensure that all material contracts were reviewed by accounting and other appropriate staff members. As a result, the Company inadvertently had not properly accounted for deferred compensation payable to the Company’s Chairman and Chief Executive Officer pursuant to an employment agreement which had been entered into during the first fiscal quarter of 2004.

     In connection with its ongoing internal controls initiatives relating to the Sarbanes-Oxley Act of 2002, management of the Company is revising and enhancing its controls relating to the approval of material contracts in order to prevent similar errors in the future.

PART II
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

       For a summary of the Company’s change in securities, see Note 14 to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2003 which are included herein.

Item 6. Restated Exhibits and Reports on Form 8-K.

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

DATE: September 23, 2004	MUNICIPAL MORTGAGE & EQUITY, LLC
	By:	/s/ Mark K. Joseph

Mark K. Joseph
Chairman of the Board, Chief Executive
Officer (Principal Executive Officer), and
Director

DATE: September 23, 2004	By:	/s/ Mark K. Joseph

Mark K. Joseph
Chairman of the Board, Chief Executive
Officer (Principal Executive Officer), and
Director

DATE: September 23, 2004	By:	/s/ William S. Harrison

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