Form 10-Q/A
period 2004-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2004-09-24
CIK 1003201

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

     The Registrant had 34,853,634 common shares outstanding as of July 30, 2004.

MUNICIPAL MORTGAGE & EQUITY, LLC
INDEX TO FORM 10-Q

Part I	–	FINANCIAL INFORMATION

Item 1.		Restated Financial Statements	3

Item 2.		Restated Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	33

Item 3.		Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.		Restated Controls and Procedures	47

Part II	–	OTHER INFORMATION

Item 2.		Changes in Securities, Use of Proceeds and Issuer Purchases	47
		of Equity Securities

Item 4.		Submission of Matters to a Vote of Security Holders	47

Item 6.		Restated Exhibits and Reports on Form 8-K	48

Signatures			49

Explanatory Note

     The purpose of this Amendment No. 1 to Municipal Mortgage & Equity, LLC’s (“MuniMae” and together with its subsidiaries the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Form 10-Q/A”) is to restate the Company’s consolidated financial statements for the six- and three-month periods ended June 30, 2004. The restatement also affected the three-month period ended March 31, 2004.

     This Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to August 6, 2004, the date of filing of the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2004, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

     This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the original Form 10-Q as well as information set forth under “Forward-Looking Information”. No other information included in the original Form 10-Q is amended hereby. All referenced amounts in this Form 10-Q/A for prior period comparisons reflect the balances and amounts on a restated basis.

     The financial statements have been restated in order to properly reflect costs relative to an employee deferred compensation arrangement executed during the first quarter of 2004. A copy of the employee agreement had been publicly disclosed on March 12, 2004 as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Additional detail regarding the restatement is included in Note 1A of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A.

Forward-Looking Information

     This Quarterly Report on Form 10-Q/A contains forward-looking statements, which involve certain risks and uncertainties. Assumptions contained in various portions of this Quarterly Report on Form 10-Q involve judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Company. Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that such forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I.
FINANCIAL INFORMATION

Item 1. Restated Financial Statements.

MUNICIPAL MORTGAGE & EQUITY, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	Restated
	June 30, 2004	December 31, 2003
ASSETS
Investment in tax-exempt bonds, net (Note 2)	$1,180,237	$1,043,973
Loans receivable, net (Note 3)	574,956	497,884
Loans receivable held for sale (Note 3)	39,740	54,492
Investment in partnerships (Note 4)	1,587,008	282,492
Investments in derivative financial instruments (Note 5)	3,320	2,563
Cash and cash equivalents	99,962	50,826
Interest receivable	18,205	16,843
Restricted assets (Note 6)	194,843	75,525
Other assets	66,786	73,961
Land, building and equipment	177,284	5,429
Mortgage servicing rights, net	11,622	10,967
Goodwill	108,578	107,505
Other intangibles	24,801	27,159

Total assets	$4,087,342	$2,249,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 7)	$1,010,878	$646,096
Mortgage notes payable (Note 7)	122,578	—
Debentures (Note 8)	60,000	—
Short-term debt (Note 7)	409,493	371,881
Long-term debt (Note 7)	179,988	190,090
Preferred shares subject to mandatory redemption (Note 8)	168,000	168,000
Tax credit equity guarantee liability (Note 9)	150,475	151,326
Investments in derivative financial instruments (Note 5)	10,545	15,287
Accounts payable and accrued expenses	19,553	17,506
Interest payable	13,533	9,581
Unearned revenue and other liabilities	79,074	37,986

Total liabilities	2,224,117	1,607,753

Commitments and contingencies (Note 10)	—	—
Minority interest in subsidiary companies (Note 1)	1,192,038	31
Shareholders’ equity:
Common shares, par value $0 (38,071,099 shares authorized, including 34,905,251 shares issued and outstanding, and 43,933 deferred shares at June 30, 2004 and 35,926,099 shares authorized, including 32,592,093 shares issued and outstanding, and 39,701 deferred shares at December 31, 2003)	689,470	654,700
Less common shares held in treasury at cost (124,715 at June 30, 2004 and December 31, 2003)	(2,615)	(2,615)
Less unearned compensation (deferred shares) (Note 1)	(3,799)	(3,992)
Accumulated other comprehensive loss	(11,869)	(6,258)

Total shareholders’ equity	671,187	641,835

Total liabilities and shareholders’ equity	$4,087,342	$2,249,619

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003
INCOME:
Interest income
Interest on bonds and residual interests in bond securitizations	$21,340	$14,366	$40,842	$30,721
Interest on loans	11,388	7,894	22,109	17,804
Interest on short-term investments	1,859	332	2,666	524

Total interest income	34,587	22,592	65,617	49,049

Fee income
Syndication fees	4,190	1,825	7,941	3,236
Origination and brokerage fees	2,848	2,219	3,765	2,917
Loan servicing fees	1,139	1,070	2,258	2,202
Asset management and advisory fees	1,967	1,198	8,133	2,274
Guarantee fees	1,506	112	3,359	223
Other income	1,705	3,197	3,542	5,283

Total fee income	13,355	9,621	28,998	16,135

Net rental income	5,496	—	5,496	—

Total income	53,438	32,213	100,111	65,184

EXPENSES:
Interest expense	21,279	8,724	36,743	19,092
Interest expense on preferred shares	3,035	—	6,081	—
Salaries and benefits	20,460	8,671	36,044	14,637
General and administrative	6,992	1,972	11,017	3,628
Professional fees	2,731	877	4,225	1,866
Depreciation and amortization	3,597	414	5,209	803

Total expenses	58,094	20,658	99,319	40,026

Net gain on sale of loans	1,730	540	2,410	1,720
Net gain (loss) on sale of tax-exempt investments	1,013	(6)	1,205	(6)
Net gain on sale of investments in tax credit equity partnerships	379	178	2,814	276
Net gain on termination of derivatives	—	741	—	741
Net holding gains (losses) on derivatives	7,853	(2,449)	5,498	424
Impairments and valuation allowances related to investments	(430)	(1,144)	(730)	(1,144)
Net losses from equity investments in partnerships	(71,224)	(1,606)	(81,735)	(2,353)

Net income (loss) before income taxes, income allocable to minority interest, discontinued operations and cumulative effect of accounting change	(65,335)	7,809	(69,746)	24,816
Income tax benefit (expense)	(173)	540	2,337	472

Net income (loss) before income allocable to minority interest, discontinued operations and cumulative effect of accounting change	(65,508)	8,349	(67,409)	25,288
Net income (expense) allocable to minority interests	76,659	(2,995)	76,764	(5,989)

Net income before discontinued operations and cumulative effect of accounting change	11,151	5,354	9,355	19,299
Discontinued operations	—	25,748	—	25,748

Net income before cumulative effect of accounting change	11,151	31,102	9,355	45,047
Cumulative effect of a change in accounting principle	—	—	520	—

Net income	$11,151	$31,102	$9,875	$45,047

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003
Basic earnings per common share:
Earnings before discontinued operations and cumulative effect of accounting change	$0.32	$0.19	$0.27	$0.69
Discontinued operations	—	0.89	—	0.91
Cumulative effect of a change in accounting principle	—	—	0.02	—

Basic earnings per common share	$0.32	$1.08	$0.29	$1.60

Weighted average common shares outstanding	34,800,580	28,857,305	34,047,243	28,104,281
Diluted earnings per common share:
Earnings before discontinued operations and cumulative effect of accounting change	$0.32	$0.18	$0.27	$0.68
Discontinued operations	—	0.88	—	0.90
Cumulative effect of a change in accounting principle	—	—	0.02	—

Diluted earnings per common share	$0.32	$1.06	$0.29	$1.58

Weighted average common shares outstanding	35,140,968	29,213,062	34,406,363	28,451,480

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003
Net income	$11,151	$31,102	$9,875	$45,047

Other comprehensive loss:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(202)	16,540	(4,406)	21,116
Reclassification adjustment for gains included in net income	(1,013)	(24,726)	(1,205)	(24,726)

Other comprehensive loss	(1,215)	(8,186)	(5,611)	(3,610)

Comprehensive income	$9,936	$22,916	$4,264	$41,437

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Loss	Total
Balance, January 1, 2004	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835
Net income	9,875	—	—	—	9,875
Unrealized gains on investments, net of reclassifications	—	—	—	(5,611)	(5,611)
Distributions	(30,689)	—	—	—	(30,689)
Options exercised	1,410	—	—	—	1,410
Issuance of common shares	52,482	—	—	—	52,482
Deferred shares issued under the Non-Employee Directors’ Share Plans	104	—	—	—	104
Deferred share grants	1,588	—	(1,588)	—	—
Amortization of deferred compensation	—	—	1,781	—	1,781

Balance, June 30, 2004 as Restated	$689,470	$(2,615)	$(3,799)	$(11,869)	$671,187

	Common	Treasury
	Shares	Shares
SHARE ACTIVITY:
Balance, January 1, 2004	32,507,079	124,715
Options exercised	76,050	—
Issuance of common shares	2,145,669	—
Issuance of common shares under employee share incentive plans	91,440	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	4,231	—

Balance, June 30, 2004 as Restated	34,824,469	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six month ended
	June 30,
	Restated
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,875	$45,047
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	—	5,679
Cumulative effect of a change in accounting principle	(520)	—
Net holding gains on trading securities	(5,498)	(424)
Impairments and valuation allowances related to investments	730	1,144
Amortization of guarantee liability	(2,149)	—
Net gain on sales	(6,429)	(2,731)
Loss from investments in partnerships	81,735	2,353
Minority interest income	(76,764)	—
Distributions received from investments in partnerships	3,694	5,224
Net amortization of premiums, discounts and fees on investments	978	(185)
Depreciation, accretion and amortization	8,376	1,048
Discontinued operations	—	(25,748)
Deferred income taxes	(2,527)	1,283
Tax benefit from deferred share compensation	—	330
Deferred share compensation expense	1,781	883
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	104	135
Net change in assets and liabilities:
Increase in interest receivable	(1,362)	(1,095)
(Increase) decrease in other assets and goodwill	(14,202)	11,306
Increase in accounts payable, accrued expenses and other liabilities	13,963	10,353
Decrease in loans held for sale	15,361	31,730

Net cash provided by operating activities	27,146	86,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(182,928)	(73,769)
Loan originations	(164,956)	(123,427)
Purchases of property and equipment	(8,076)	(394)
Net investment in restricted assets	10,484	(29,211)
Principal payments received	89,930	134,661
Termination of derivative financial instruments	—	(10,809)
Proceeds from the sale of investments	38,479	44,558
Net investments in partnerships	(132,383)	(5,574)

Net cash used in investing activities	(349,450)	(63,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	630,521	350,710
Repayment of credit facilities	(477,502)	(364,685)
Proceeds from tax credit syndication investors	107,708	—
Proceeds from short-term debt	38,200	27,250
Repayment of short-term debt	(588)	(35,525)
Proceeds from long-term debt	61,140	—
Repayment of long-term debt	(11,242)	(5,351)
Issuance of common shares	52,482	71,871
Redemption of preferred shares	—	—
Proceeds from stock options exercised	1,410	1,122
Distributions to common shares	(30,689)	(24,181)
Distributions to preferred shareholders in a subsidiary company	—	(5,988)

Net cash provided by financing activities	371,440	15,223

Net increase in cash and cash equivalents	49,136	37,590
Cash and cash equivalents at beginning of period	50,826	43,745

Cash and cash equivalents at end of period	$99,962	$81,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$38,871	$15,625

Income taxes paid	$3	$143

Non-cash activity resulting from consolidation of VIEs under FIN 46 (Note 1):

Investment in partnership	$1,271,457	$—

Restricted assets	134,228	—

Other assets	21,150	—

Land, building and equipment, net	166,360	—

Notes payable	208,655	—

Mortgage notes payable	123,900	—

Accounts payable, accrued expenses and other liabilities	35,277	—

Minority interest in subsidiary companies	1,182,482	—

Accumulated other comprehensive income	61	—

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

NOTE 1A–RESTATEMENT

     The financial statements have been restated in order to reflect certain adjustments to the Company’s consolidated financial statements that were previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004 (the “Form 10-Q”). The restatement also affects the three-months ended March 31, 2004.

     Subsequent to the filing of the Form 10-Q, management determined that the Company had not properly accounted for certain compensation costs associated with an employee compensation arrangement executed during the first quarter of 2004. Accordingly, the Company has restated the Form 10-Q to recognize the appropriate amount of compensation cost of approximately $0 million and $2.6 million for the three and six-months ended June 30, 2004, respectively within salaries and benefits in the income statements and accounts payable and accrued expenses in the balance sheet. Corresponding adjustments were made to shareholders’ equity, earnings (loss) per share and cashflows accordingly. This restatement had no effect on the Company’s income tax benefit (expense). No other types of adjustments to the Company’s consolidated financial statements were made in association with the restatement.

     A summary of the significant effects of the restatement is as follows:

	For the three months ending		For the six months ending
	June 30, 2004		June 30, 2004
(in thousands, except per share amounts):	As reported	Restated	As reported	Restated
Consolidated income statement data:
Salaries and benefits	$20,421	$20,460	$33,480	$36,044
Net loss before income taxes, income allocable to minority interests, discontinued operations and cumulative effect of accounting change	$(65,296)	$(65,335)	$(67,182)	$(69,746)
Net loss before income allocable to minority interest, discontinued operations and cumulative effect of accounting change	$(65,469)	$(65,508)	$(64,845)	$(67,409)
Net income before cumulative effect of accounting change	$11,190	$11,151	$11,919	$9,355
Net income	$11,190	$11,151	$12,439	$9,875
Earnings per share:
Basic	$0.32	$0.32	$0.37	$0.29
Diluted	$0.32	$0.32	$0.37	$0.29

	As of
	June 30, 2004
	As reported	Restated
Consolidated balance sheet data:
Accounts payable and accrued expenses	$16,989	$19,553
Total liabilities	$2,221,553	$2,224,117
Shareholders’ equity	$673,751	$671,187

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

Municipal Mortgage & Equity, LLC
Reconciliation of Basic and Diluted EPS
(unaudited)

	Restated
	For the three months ended June 30, 2004			For the three months ended June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(in thousands, except share and per share data)
Basic EPS
Net income from continuing operations	$11,151		$0.32	$5,354		$0.19
Discontinued operations	—		—	25,748		0.89

Income allocable to common shares	$11,151	34,800,580	$0.32	$31,102	28,857,305	$1.08

Effect of Dilutive Securities
Options and deferred shares		340,388			355,757

Diluted EPS
Net income from continuing operations	$11,151		$0.32	$5,354		$0.18
Discontinued operations	—			25,748		0.88

Income allocable to common shares plus assumed conversions	$11,151	35,140,968	$0.32	$31,102	29,213,062	$1.06

	Restated
	For the six months ended June 30, 2004			For the six months ended June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(in thousands, except share and per share data)
Basic EPS
Net income from continuing operations	9,355		0.27	$19,299		$0.69
Discontinued operations	—		—	25,748		0.91
Cumulative effect of a change in accounting principle	520		0.02	—		—

Income allocable to common shares	$9,875	34,047,243	0.29	$45,047	28,104,281	$1.60

Effect of Dilutive Securities
Options and deferred shares		359,120			347,199

Diluted EPS
Net income from continuing operations	9,355		$0.27	$19,299		$0.68
Discontinued operations	—		—	25,748		0.90
Cumulative effect of a change in accounting principle	520		0.02	—		—

Income allocable to common shares plus assumed conversions	$9,875	34,406,363	$0.29	$45,047	28,451,480	$1.58

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

Municipal Mortgage & Equity, LLC
Segment Reporting for the three months ended June 30, 2004 and 2003
(in thousands)

	Restated
	2004						2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$26,646	$9,743	$2,565	$(4,367	) (1)	$34,587	$16,513	$7,006	$233	$(1,160	) (1)	$22,592
Total fee income	786	6,229	7,678	(1,338	) (2)	13,355	1,877	5,453	2,783	(492	) (2)	9,621
Total rental income	—	—	5,496	—		5,496	—	—	—	—		—
Total operating income	27,432	15,972	15,739	(5,705)		53,438	18,390	12,459	3,016	(1,652)		32,213
Net income (loss)	20,526	143	(8,180)	(1,338)		11,151	32,804	(566)	(644)	(492)		31,102
Depreciation and amortization	—	463	3,134	—		3,597	—	414	—	—		414
Net losses from equity investments in partnerships	(223)	744	(71,745)	—		(71,224)	—	(1,222)	(384)	—		(1,606)
Discontinued operations	—	—	—	—		—	25,748	—	—	—		25,748
BALANCE SHEET DATA
Total assets	$1,593,511	$633,541	$1,860,290	$—		$4,087,342	$1,086,577	$449,907	$62,886	$—		$1,599,370

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

Municipal Mortgage & Equity, LLC
Segment Reporting for the six months ended June 30, 2004 and 2003
(in thousands)

	Restated
	2004						2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$53,848	$19,467	$3,393	$(11,091	) (1)	$65,617	$34,935	$15,920	$421	$(2,227	) (1)	$49,049
Total fee income	1,548	10,108	19,691	(2,349	) (2)	28,998	3,183	8,787	5,118	(953	) (2)	16,135
Total rental income	—	—	5,496	—		5,496	—	—	—	—		—
Total operating income	55,396	29,575	28,580	(13,440)		100,111	38,118	24,707	5,539	(3,180)		65,184
Net income (loss)	30,248	(1,417)	(16,607)	(2,349)		9,875	47,351	(238)	(1,113)	(953)		45,047
Depreciation and amortization	—	866	4,343	—		5,209	—	803	—	—		803
Net losses from equity investments in partnerships	(491)	650	(81,895)	—		(81,736)	—	(1,500)	(853)	—		(2,353)
Discontinued operations	—	—	—	—		—	25,748	—	—	—		25,748
BALANCE SHEET DATA
Total assets	$1,593,511	$633,541	$1,860,290	$—		$4,087,342	$1,086,577	$449,907	$62,886	$—		$1,599,370

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

Item 2. Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments relating to compensation cost to the Company’s financial statements that were previously reported in the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2004, and filed with the SEC on August 6, 2004. The restatement also affects the three-month period ended March 31, 2004. The adjustments decreased net income by approximately $2.5 million and $0.0 million for the six- and three-month periods ended June 30, 2004. The restated financial information has been prepared by Management and reflects all adjustments known to management.

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

Cash Flow

     Cash flow from operating activities was $27.1 million and $86.3 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in operating cash flow is primarily due to a decrease in net income before discontinued operations of $9.5 million (as restated), a decrease in distributions from investments in partnerships of $1.5 million, a decrease in non-cash items and tax benefits of $9.7 million and a decrease in net changes in assets and liabilities of $38.5 million (as restated).

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

Operating Expenses

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2004 Restated	%	2003	%	2004 Restated	%	2003	%
Salaries and benefits	$20,460	67.8%	$8,671	75.3%	$36,044	70.3%	$14,637	72.7%
General and administrative	6,992	23.2%	1,972	17.1%	11,017	21.5%	3,628	18.0%
Professional fees	2,731	9.0%	877	7.6%	4,225	8.2%	1,866	9.3%

	$30,183	100.0%	$11,520	100.0%	$51,286	100.0%	$20,131	100.0%

     For the three months ended June 30, 2004, operating expenses increased $18.7 million (as restated) compared to the same period in 2003 due primarily to: (1) a $10.8 million increase in operating expenses due to additional employees and expenses from the July 2003 acquisition; (2) a $3.8 million increase in expenses due to the consolidation of tax credit equity project partnerships (discussed under “New Accounting Pronouncements” above); (3) a $1.9 million increase (as restated) in salaries and benefits due to employment growth and an increase in bonus expense and other compensation accruals; and (4) a $2.1 million increase in professional fees and general and administrative expenses primarily due to an increase in accounting and legal expenses related to compliance with rules promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and new transactions.

     For the six months ended June 30, 2004, operating expenses increased $31.2 million (as restated) compared to the same period in 2003 due primarily to: (1) a $18.8 million increase in operating expenses due to additional employees and expenses from the July 2003 tax credit equity acquisition; (2) a $3.8 million increase in expenses due to the consolidation of tax credit equity project partnerships (discussed under “New Accounting Pronouncements” above); (3) a $6.1 million (as restated) increase in salaries and benefits due to employment growth and an increase in bonus expense and other compensation accruals; and (4) a $2.5 million increase in professional fees and general and administrative expenses primarily due to an increase in accounting and legal expenses related to compliance with rules promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and new transactions.

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

Net Income

     Net income decreased $19.9 million (as restated) for the three months ended June 30, 2004 compared to the same period last year due primarily to: (1) a $25.7 million decrease in discontinued operations; (2) a $14.8 million increase (as restated) in expenses from the acquisition of the tax credit business, employment growth, bonuses and other compensation costs and higher legal and accounting fees; offset in part by (3) a $10.3 million increase in fair value of derivatives; (4) a $3.6 million increase in net interest income; (5) $4.2 million in net income attributed to tax credit equity funds; and (6) a $2.8 million increase in syndication and asset management fees generated by the tax credit equity business.

     Net income decreased $35.2 million (as restated) for the six months ended June 30, 2004 compared to the same period last year due primarily to: (1) a $25.7 million decrease in discontinued operations; (2) a $27.4 million increase (as restated) in expenses from the acquisition of the tax credit business, employment growth, bonuses and other compensation costs and higher legal and accounting fees; offset in part by (3) a $10.0 million increase in syndication and asset management fees generated by the tax credit equity business; (4) a $5.1 million increase in fair value of derivatives; and (5) a $3.1 million increase in net interest income.

Other Comprehensive Income (Loss)

     For the three and six months ended June 30, 2004, the net adjustment to other comprehensive income for unrealized holding losses on tax-exempt bonds available for sale was $0.2 million and $4.4 million, respectively. After a reclassification adjustment for gains of $1.0 million and $1.2 million, respectively, included in net income, other comprehensive loss for the three and six months ended June 30, 2004 was $1.2 million and $5.6 million, respectively, and total comprehensive income was $10.0 million (as restated) and $4.3 million (as restated), respectively. The fair value of the Company’s investments declined due to changes in interest rates and declining property performance on certain investments. The decrease in fair value was partially offset by the reversal of an unrealized loss on an investment that paid off at par during the second quarter.

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

     The following table reconciles the Company’s GAAP net income to CAD for the three and six months ended June 30, 2004 and 2003.

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	Restated		Restated
	2004	2003	2004	2003
Net income allocated to common shares — GAAP Basis	$11,151	$31,102	$9,875	$45,047
Conversion to Cash Available for Distribution:
(1) Mark to market adjustments	(7,853)	2,449	(5,498)	(424)
(2) Equity investments	1,985	3,181	4,851	5,591
(3) Net gain on sales	(1,663)	(10,486)	(1,788)	(10,813)
(3) Amortization of capitalized mortgage servicing fees	464	414	867	766
(3) Amortization of asset management contracts	1,179	—	2,358	—
(4) Origination and brokerage fees, syndication fees and other income, net	17,471	1,335	19,323	1,616
(5) Valuation allowances and other-than-temporary impairments	430	1,097	756	1,097
(6) Deferred tax expense	(13)	984	(2,527)	1,612
(7) Discontinued operations	—	(25,748)	—	(25,748)
(7) Interest Income	—	10,793	—	10,793
(8) Fund Income	(1,866)	—	4,064	—
(9) Change in Accounting Principle	—	—	(520)	—
(10) Deferred compensation	39	—	2,564	—
Cash Available for Distribution (CAD)	$21,324	$15,121	$34,325	$29,537

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

(10) For GAAP reporting, the Company records an expense for certain deferred compensation arrangements. These same non-cash costs are not included in the Company’s calculation of CAD until funds are disbursed.

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

(b) Changes in Internal Controls Over Financial Reporting

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company’s shareholders held on June 3, 2004, the shareholders voted on two proposals in addition to the election of the Company’s directors. The election of the board of directors was passed, but the proposal to approve a 2004 Non-employee Directors’ Share

Plan and a 2004 Share Incentive Plan were tabled. The shareholders elected the following directors: Eddie C. Brown (32,848,836 in favor and 464,964 abstaining), Douglas A. McGregor (32,859,950 in favor and 453,849 abstaining), Fred N. Pratt, Jr. (32,819,388 in favor and 494,411 abstaining) and Carl W. Stearn (32,825,699 in favor and 488,101 abstaining). At a subsequent adjourned annual meeting of the Company’s shareholders held July 30, 2004, the shareholders approved the following plans: the 2004 Non-employee Director’s Share Plan (17,715,923 in favor, 2,846,660 against and 747,026 abstain), the 2004 Share Incentive Plan (17,474,673 in favor, 3,027,919 against and 807,017 abstain).

Item 6. Restated Exhibits and Reports on Form 8-K.

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