Form 10-Q
period 2004-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2004-11-09
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number: 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC

(Exact name of registrant as specified in its charter)

Delaware	52-1449733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

621 E. Pratt Street, Suite 300 Baltimore, Maryland	21202-3140 (Zip Code)
(Address of principal executive offices)

(443) 263-2900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

     The Registrant had 35,015,253 common shares outstanding as of November 3, 2004.

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

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Investment in tax-exempt bonds, net (Note 2)	$1,220,367	$1,043,973
Loans receivable, net (Note 3)	611,539	497,884
Loans receivable held for sale (Note 3)	43,110	54,492
Investment in partnerships (Note 4)	1,638,319	282,492
Investments in derivative financial instruments (Note 5)	3,086	2,563
Cash and cash equivalents	63,984	50,826
Interest receivable	18,849	16,843
Restricted assets (Note 6)	196,252	75,525
Other assets	72,791	73,961
Land, building and equipment, net	171,497	5,429
Mortgage servicing rights, net	11,392	10,967
Goodwill	106,610	107,505
Other intangibles	23,622	27,159

Total assets	$4,181,418	$2,249,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 7)	$1,036,019	$646,096
Mortgage notes payable (Note 7)	122,228	—
Short-term debt (Note 7)	427,693	371,881
Long-term debt (Note 7)	174,675	190,090
Subordinate debentures (Note 8)	84,000	—
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability (Note 9)	159,079	151,326
Distribution payable	16,399	—
Investments in derivative financial instruments (Note 5)	12,374	15,287
Accounts payable and accrued expenses	26,326	17,506
Interest payable	15,937	9,581
Unearned revenue and other liabilities	70,934	37,986

Total liabilities	2,313,664	1,607,753

Commitments and contingencies (Note 10)	—	—

Minority interest in subsidiary companies (Note 1)	1,207,312	31

Shareholders’ equity:
Common shares, par value $0 (38,071,099 shares authorized, including 35,079,216 shares issued and outstanding, and 51,080 deferred shares at September 30, 2004 and 35,926,099 shares authorized, including 32,592,093 shares issued and outstanding, and 39,701 deferred shares at December 31, 2003)	672,663	654,700
Less common shares held in treasury at cost (124,715 shares at September 30, 2004 and December 31, 2003)	(2,615)	(2,615)
Less unearned compensation (deferred shares) (Note 1)	(4,523)	(3,992)
Accumulated other comprehensive loss	(5,083)	(6,258)

Total shareholders’ equity	660,442	641,835

Total liabilities and shareholders’ equity	$4,181,418	$2,249,619

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
INCOME:
Interest income
Interest on bonds and residual interests in bond securitizations	$21,663	$15,894	$62,505	$46,614
Interest on loans	10,872	9,790	32,981	27,594
Interest on short-term investments	1,338	309	4,004	832

Total interest income	33,873	25,993	99,490	75,040

Fee income
Syndication fees	6,861	5,764	14,802	9,000
Origination and brokerage fees	2,769	862	6,534	3,779
Guarantee fees	2,093	1,891	5,452	2,114
Asset management and advisory fees	1,685	3,191	9,818	5,465
Loan servicing fees	1,059	1,051	3,316	3,254
Other income	1,308	1,692	4,851	6,975

Total fee income	15,775	14,451	44,773	30,587

Net rental income	5,520	—	11,016	—

Total income	55,168	40,444	155,279	105,627

EXPENSES:
Interest expense	18,802	12,696	54,576	31,788
Interest expense on debentures and preferred shares	4,769	2,994	11,819	2,994
Salaries and benefits	17,824	12,065	53,868	26,702
General and administrative	7,276	3,272	17,627	6,928
Professional fees	2,478	1,105	6,703	2,971
Depreciation and amortization	3,825	3,108	9,700	4,192

Total expenses	54,974	35,240	154,293	75,575

Net gain on sale of loans	406	1,623	2,816	3,343
Net gain (loss) on sale of tax-exempt investments	(660)	2,194	545	2,188
Net gain on sale of investments in tax credit equity partnerships	125	4,471	2,939	4,747
Net gain on termination of derivatives	—	—	—	741
Net holding gains (losses) on derivatives	(2,062)	3,498	3,436	3,922
Impairments and valuation allowances related to investments	(2,646)	—	(3,376)	(1,144)
Net losses from equity investments in partnerships	(46,250)	(1,608)	(127,985)	(3,961)

Net (losses) income before income taxes, income allocable to minority interest, discontinued operations and cumulative effect of accounting change	(50,893)	15,382	(120,639)	39,888
Income tax benefit (expense)	(73)	2,622	2,264	3,094

Net (losses) income before income allocable to minority interest, discontinued operations, and cumulative effect of accounting change	(50,966)	18,004	(118,375)	42,982
Net income (expense) allocable to minority interest	51,663	131	128,427	(5,548)

Net income before discontinued operations and cumulative effect of accounting change	697	18,135	10,052	37,434
Discontinued operations	10,865	—	10,865	25,748

Net income before cumulative effect of accounting change	11,562	18,135	20,917	63,182
Cumulative effect of a change in accounting principle	—	—	520	—

Net income	$11,562	$18,135	$21,437	$63,182

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per common share:
Earnings before discontinued operations and cumulative effect of accounting change	$0.02	$0.63	$0.29	$1.32
Discontinued operations	0.31	—	0.31	0.91
Cumulative effect of a change in accounting principle	—	—	0.02	—

Basic earnings per common share	$0.33	$0.63	$0.62	$2.23

Weighted average common shares outstanding	34,927,975	28,842,447	34,343,492	28,353,040
Diluted earnings per common share:
Earnings before discontinued operations and cumulative effect of accounting change	$0.02	$0.62	$0.29	$1.30
Discontinued operations	0.31	—	0.31	0.90
Cumulative effect of a change in accounting principle	—	—	0.02	—

Diluted earnings per common share	$0.33	$0.62	$0.62	$2.20

Weighted average common shares outstanding	35,267,697	29,224,605	34,696,145	28,711,892

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,562	$18,135	$21,437	$63,182

Other comprehensive gain (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	8,519	(15,551)	4,113	5,564
Reclassification adjustment for losses (gains) included in net income	(1,733)	(2,194)	(2,938)	(26,919)

Other comprehensive gain (loss)	6,786	(17,745)	1,175	(21,355)

Comprehensive income	$18,348	$390	$22,612	$41,827

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Loss	Total
Balance, January 1, 2004	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835
Net income	21,437	—	—	—	21,437
Unrealized gains on investments, net of reclassifications	—	—	—	1,175	1,175
Distributions	(63,214)	—	—	—	(63,214)
Options exercised	3,576	—	—	—	3,576
Issuance of common shares	52,506	—	—	—	52,506
Deferred shares issued under the Non-Employee Directors’ Share Plans	245	—	—	—	245
Deferred share grants	3,413	—	(3,413)	—	—
Amortization of deferred compensation	—	—	2,882	—	2,882

Balance, September 30, 2004	$672,663	$(2,615)	$(4,523)	$(5,083)	$660,442

	Common	Treasury
	Shares	Shares
SHARE ACTIVITY:
Balance, January 1, 2004	32,507,079	124,715
Options exercised	193,300	—
Issuance of common shares	2,146,625	—
Issuance of common shares under employee share incentive plans	147,198	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	11,379	—

Balance, September 30, 2004	35,005,581	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,437	$63,182
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	—	5,989
Cumulative effect of a change in accounting principle	(520)	—
Net holding gains on trading securities	(3,436)	(3,922)
Impairments and valuation allowances related to investments	3,376	1,144
Change in fair value of tax credit guarantee liability	(2,187)
Amortization of guarantee liability	(3,748)	(1,076)
Net gain on sales	(6,300)	(11,019)
Loss from investments in partnerships	127,985	3,961
Minority interest income	(128,427)	—
Distributions received from investments in partnerships	5,629	7,055
Net amortization of premiums, discounts and fees on investments	(3,794)	(124)
Depreciation, accretion and amortization	14,442	5,874
Discontinued operations	(10,865)	(25,748)
Deferred income taxes	(3,021)	1,778
Tax benefit from deferred share compensation	—	242
Deferred share compensation expense	2,882	1,428
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	245	201
Net change in assets and liabilities:
Increase in interest receivable	(2,006)	(103)
(Increase) decrease in other assets and goodwill	(15,266)	(5,722)
Increase in accounts payable, accrued expenses and other liabilities	31,121	8,071
Decrease in loans held for sale	12,553	—

Net cash provided by operating activities	40,100	51,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(282,603)	(125,039)
Loan originations	(243,900)	(274,154)
Acquisition of HCI	—	(105,425)
Purchases of property and equipment	(4,507)	(945)
Net investment in restricted assets	7,635	(28,067)
Principal payments received	139,167	299,745
Proceeds from the sale of investments	110,517	64,754
Net investments in partnerships	(243,048)	(49,798)
Termination of derivative financial instruments	—	(10,809)

Net cash used in investing activities	(516,739)	(229,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	924,886	657,199
Repayment of credit facilities	(748,953)	(498,617)
Proceeds from tax credit syndication investors	196,599	15,319
Proceeds from short-term debt	57,220	27,250
Repayment of short-term debt	(1,408)	(55,360)
Proceeds from long-term debt	85,140	18,802
Repayment of long-term debt	(16,555)	(10,711)
Issuance of common shares	52,506	71,871
Proceeds from stock options exercised	3,576	1,180
Distributions to common shares	(63,214)	(37,161)
Distributions to preferred shareholders in a subsidiary company	—	(8,982)

Net cash provided by financing activities	489,797	180,790

Net increase in cash and cash equivalents	13,158	2,263
Cash and cash equivalents at beginning of period	50,826	43,745

Cash and cash equivalents at end of period	$63,984	$46,008

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$60,039	$28,863

Income taxes paid	$4	$147

Non-cash activity resulting from consolidation of VIEs under FIN 46 (Note 1):
Investment in partnerships	$1,265,623	$—
Restricted assets	134,228	—
Other assets	17,939	—
Land, building and equipment, net	166,360	—
Notes payable	208,655	—
Mortgage notes payable	123,900	—
Accounts payable, accrued expenses and other liabilities	35,277	—
Minority interest in subsidiary companies	1,179,915	—
Accumulated other comprehensive income	61	—

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

     The Company is also a tax credit syndicator and a mortgage banker. As a syndicator, the Company acquires and sells to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated. Mortgage banking activities include the origination of, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

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

     In 1999, the Company placed a substantial portion of its tax-exempt bonds and residual interests in bond securitizations in an indirect subsidiary of the Company, MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”). TE Bond Sub sold Series A, Series B and Series A-1 and Series B-1 Cumulative Preferred Shares (collectively, the “TE Bond Sub Preferred Shares”) to institutional investors in May 1999, June 2000 and October 2001, respectively. In October 2004, TE Bond Sub sold $73.0 million of additional preferred shares (see further discussion in Note 15). The TE Bond Sub Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. Any income from TE Bond Sub available after payment of the cumulative distributions of the TE Bond Sub Preferred Shares is allocated to the Company, which holds all of the common equity interests. As a result, the assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company. The Company’s common equity interest in TE Bond Sub was $298.3 million and $267.0 million at September 30, 2004 and December 31, 2003, respectively.

     The Company’s common equity interest in TE Bond Sub was pledged as collateral to secure the Company’s total return swap associated with a term loan. The balance outstanding on the term loan was $10.0 million and $38.0 million at September 30, 2004 and December 31, 2003, respectively. The common equity interest in TE Bond Sub held by MuniMae is subject to the claims of the creditors of MuniMae and in certain circumstances could be foreclosed.

     On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Corporation Limited (“Lend Lease”) for $102.0 million in cash. HCI is a syndicator of low-income housing tax credit equity investments. The acquisition of this affordable housing tax credit syndication operation has enhanced the Company’s competitive position, and as a result the Company is one of the nation’s leaders in the affordable housing industry. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company. The Company’s results for September 30, 2004 reflect a full nine months of activity from TC Corp.

     Of the total purchase price for HCI, approximately $75.0 million was allocated to goodwill. The factors contributing to a purchase price including this goodwill included: (a) the Company’s valuation, which focused on HCI’s historical and projected cash flows as well as its business prospects and strategic value, supported the purchase price; (b) the purchase included very few tangible or intangible assets (other than certain asset management contracts) to which significant value could be assigned; and (c) the Company did not assign value to HCI’s customer relationships beyond the asset management contracts acquired.

     Of the total purchase price for HCI, approximately $32.0 million was allocated to asset management contracts. The amortizable intangible assets represent existing contracts that relate primarily to monitoring properties underlying the real estate investment vehicles sponsored or structured by HCI to insure these properties are producing expected returns with appropriate risk controls. The fair value assigned to the asset management contracts is based on a valuation model prepared internally using estimates and assumptions provided by management. The Company is amortizing the fair value of each contract on a straight-line basis over the contract’s estimated useful life. The Company amortizes the contract intangible assets at the individual contract level because the fair value of the group of contract intangible assets was allocated to each individual contract intangible asset at the date of acquisition. The weighted average useful life of all these assets is 7.7 years. The Company evaluates its intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset are less than the carrying amount at the date of the evaluation, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the intangible asset.

     Uncertainties regarding contingent liabilities, several litigation matters and an Internal Revenue Service (“IRS”) audit of a partnership included in one of the tax credit equity funds sponsored by HCI precluded the Company from finalizing the purchase price allocation as of the closing date of July 1, 2003. These uncertainties included, among other things, judicial determinations on requests for class action certification, potential changes to the scope of the IRS audit and similar factors. During the second and third quarters of 2004, based on evaluation of these matters by management and the Company’s inside counsel, the Company finalized its allocations to these contingent liabilities and recorded a decrease in goodwill of $0.9 million.

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

Loan Servicing, Origination and Construction Administration Fees

     The Company earns fees in connection with the servicing of loans for third parties. The Company earns construction administration fees in connection with the servicing of its construction loans. The Company earns origination fees on the origination of tax-exempt bonds. The Company may also earn origination fees on agency bonds and supplemental loans. The fees on bonds and loans, which are carried on the Company’s balance sheet, are deferred and amortized into interest income to approximate a level yield over the estimated life of the related bond or loan.

     The fees for servicing loans for others are recognized as income over the period in which the Company performs the associated services.

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

Other-than-Temporary Impairments and Valuation Allowances on Investments

     The Company evaluates its investments on an ongoing basis to determine whether other-than-temporary impairments exist or a valuation allowance is needed. The Company considers the credit risk exposure of the investment, the Company’s ability and intent to hold the investment for a period of time to allow for anticipated recoveries in market value, the length of time and extent to which the market value has been less than carrying value, the financial condition of the underlying collateral including the payment status of the investment and general economic and other more specific conditions applicable to the investment, other collateral available to support the investment and whether the Company expects to recover all amounts due under its mortgage obligations on a net present value basis. Third party quotes of securities with similar characteristics or discounted cash flow valuations are used to assist in determining if an impairment exists on investments. If the fair value of the investment is less than its amortized cost and after assessing the above-mentioned factors, it is determined that an other-than-temporary impairment exists, the impairment is recorded currently in earnings and the cost basis of the security is adjusted accordingly. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of an investment, it records a valuation allowance. The Company also evaluates other receivables and advances for collectibility on an ongoing basis. When the Company believes it is probable that it will not collect all amounts due, the balance is written down to its realizable value.

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

Syndication of Low-Income Housing Tax Credits

     The Company acquires and sells interests in partnerships (or “tax credit equity funds”) that provide low-income housing tax credits for investors. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying real estate project partnerships owned by the tax credit equity funds (“Project Partnerships”) or guarantees to the fund investors. The Company earns fees for providing these guarantees. The Company also earns asset management fees for managing the low-income housing tax credit equity funds syndicated. The Company also acts as general partner of the tax credit equity funds and receives a pro rata share of cash distributions that may be distributed to the tax credit equity funds’ partners pursuant to a sale of the Project Partnerships or their assets. The Company’s general partner interests range from 0.1% to 1.0%. The above-mentioned fees and the Company’s pro rata share of income and losses from the Company’s general partnership interests constitute all sources of income or gain and losses from tax credit syndication transactions. All fees represent normal market rates.

     The Company, through a subsidiary, acquires limited partner interests in Project Partnerships. As investor capital is raised and investors are admitted as limited partners in, or subsequently contribute additional capital to, the tax credit equity funds, the tax credit equity funds acquire those Project Partnership limited partner interests from the subsidiary. The Company evaluates these transfers as real estate transactions, notwithstanding the fact that it is acquiring and transferring limited partner interests and not the underlying real property itself. The Company does not transfer options or contracts to buy properties in its tax credit syndication business.

     The Company’s significant accounting policies that directly relate to the syndication of low-income housing tax credits are described below.

Syndication and Guarantee Fees

     Syndication fees are earned when third party investors are admitted as limited partners into the tax credit equity fund sponsored by the Company. Guarantee fees are earned when the Company provides certain performance guarantees to the limited partners of the tax credit equity fund or indemnifies third party guarantors of the tax credit equity fund with respect to the projected yield of the limited partnership interests. Guarantees are only provided to some of the tax credit equity funds. Syndication fees are recognized when the earnings process is complete and collectibility is reasonably assured. Guarantee fees are recognized ratably over the life of the guarantee. As an additional stipulation, syndication fees are considered earned and are recognized as income upon receipt of the initial cash payment from investors into the syndicated low-income housing tax credit equity funds, provided all of the following have occurred: (1) the investor has made a significant down payment; (2) the properties for funds have been identified; (3) a firm contract exists that requires an investor to fund capital contribution installments; (4) all services required to earn the fee have been performed to contract specifications; and (5) all appropriate documents have been executed. The Company does not receive ownership interests in lieu of syndication or guarantee fees. Since March 31, 2004, as a result of the consolidation of certain tax credit equity funds pursuant to Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”) (see New Accounting Pronouncements below), syndication fees previously recognized as income have been reclassified as intercompany transactions and have, accordingly, been eliminated in consolidation.

Asset Management Fees

     Asset management fees are earned by the Company for managing the assets of the tax credit equity funds, including monitoring the compliance of the properties with tax credit regulations. The amount of asset management fees due to the Company is outlined in the tax credit equity syndication fund documents. The Company earns asset management fees from the tax credit equity funds on an annual basis calculated based on a percentage of each tax credit equity fund’s invested capital. The asset management fees are paid from available cash from the tax credit equity funds. The Company records asset management fees into income when the amount that the Company will receive is determinable and collection is reasonably assured. These fees are typically paid to the Company annually in arrears. Upon the adoption of FIN 46R, the Company was required to eliminate intercompany asset management fees earned through services provided to tax credit equity funds consolidated by the Company.

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

     The Company has general partnership interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46R in March 2004, the Company determined that it was the primary beneficiary in certain of the funds it originated where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in real estate partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the

Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statement of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.2 billion, consisting primarily of $1.4 billion in investment in partnerships, $129.5 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.2 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds.

     At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests (a) owned by the Company and (b) relating to Project Partnerships included in tax credit equity funds consolidated pursuant to FIN 46R, the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership. Such consolidation was recorded in the second quarter and resulted in an increase in assets of $172.0 million, an increase in liabilities of $172.0 million and net income of zero. The Company also has a general partnership interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $970.3 million and liabilities of $90.8 million as of March 31, 2004 have not been consolidated and continue to be accounted for using the equity method.

     The Company initially measured the assets and liabilities of the tax credit equity funds at fair value as of July 1, 2003, the acquisition date of HCI, which was the point in time that the Company first met the criteria to be the primary beneficiary of the VIE. For funds consolidated pursuant to FIN 46R as of March 31, 2004, the fair value was used to record the net assets of the tax credit equity funds when the fair value was less than the carrying amount. For funds where the Company took ownership of the general partnership interest in the underlying Project Partnership in which the fund held an investment, the underlying Project Partnership was recorded at cost in consolidation.

Stock Based Employee Compensation

     The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 1 and Note 17 to the Company’s 2003 Form 10-K) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No options were issued pursuant to the plans and, accordingly, no compensation expense was recognized for options issued under the plans for the nine months ended September 30, 2004. The Company issued 7,000 and 30,000 options, respectively, in the first and second quarters of 2003. The Company estimated the fair value of each option awarded using the Black Scholes option-pricing model with the following assumptions:

For the nine months ended
September 30,
2003
Risk-free interest rate	3%
Dividend yield	7.3%
Volatility	14%
Expected option life	7.5 years
Weighted average fair value of options	$0.77

     The following table illustrates the effect on net income and earnings per share if the compensation expense had been determined based on the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” There would be no effect on net income from the fair value method of accounting under FAS 123 for the three and nine months ended September 30, 2004.

For the nine months ended
(in thousands, except per share amounts)	September 30, 2003
Net income allocated to common shares, as reported	$63,182
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29)

Net income allocated to common shares, pro forma	$63,153

Earnings per common share:
Basic — as reported	$2.23

Basic — pro forma	$2.23

Diluted — as reported	$2.20

Diluted — pro forma	$2.20

Restatement

     Subsequent to the filing of the March 31, and June 30, 2004 Form 10-Q’s, management determined that the Company had not properly accounted for certain compensation costs associated with an employee compensation arrangement executed during the first quarter of 2004. Accordingly, the Company restated those Form 10-Q’s to recognize the appropriate amount of compensation cost within salaries and benefits in the income statement and accounts payable and accrued expenses in the balance sheet. Corresponding adjustments were made to shareholders’ equity, earnings (loss) per share and cashflows accordingly. This restatement had no effect on the Company’s income tax benefit (expense). No other types of adjustments to the Company’s consolidated financial statements were made in association with the restatement.

	For the three months ending		For the six months ending
(in thousands, except per share amounts):	June 30, 2004		June 30, 2004
	As reported	Restated	As reported	Restated
Consolidated income statement data:
Salaries and benefits	$20,421	$20,460	$33,480	$36,044
Net loss before income taxes, income allocable to minority interests, discontinued operations and cumulative effect of accounting change	$(65,296)	$(65,335)	$(67,182)	$(69,746)
Net loss before income allocable to minority interest, discontinued operations and cumulative effect of accounting change	$(65,469)	$(65,508)	$(64,845)	$(67,409)
Net income before cumulative effect of accounting change	$11,190	$11,151	$11,919	$9,355
Net income	$11,190	$11,151	$12,439	$9,875
Earnings per share:
Basic	$0.32	$0.32	$0.37	$0.29
Diluted	$0.32	$0.32	$0.37	$0.29

	As of
	June 30, 2004
	As reported	Restated
Consolidated balance sheet data:
Accounts payable and accrued expenses	$16,989	$19,553
Total liabilities	$2,221,553	$2,224,117
Shareholders’ equity	$673,751	$671,187

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

     As of September 30, 2004 and December 31, 2003, the Company held $1,220.4 million and $1,044.0 million of tax-exempt bonds, respectively. The following tables summarize the tax-exempt bonds by type.

	September 30, 2004
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value
Non-participating bonds	$1,103,282	$1,077,379	$(17,169)	$1,060,210
Participating bonds	101,267	100,571	(2,005)	98,566
Subordinate non-participating bonds	13,626	11,695	(622)	11,073
Subordinate participating bonds	58,890	35,799	14,719	50,518

Total	$1,277,065	$1,225,444	$(5,077)	$1,220,367

	December 31, 2003
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value
Non-participating bonds	$922,544	$897,322	$(22,719)	$874,603
Participating bonds	101,589	100,693	1,666	102,359
Subordinate non-participating bonds	17,642	16,417	58	16,475
Subordinate participating bonds	58,890	35,799	14,737	50,536

Total	$1,100,665	$1,050,231	$(6,258)	$1,043,973

Note: Of the tax-exempt bonds shown in the table above, TE Bond Sub owned bonds with aggregate fair value of $898.1 million and $840.1 million as of September 30, 2004 and December 31, 2003, respectively.

     During the nine months ended September 30, 2004, the Company invested in tax-exempt bonds with a face amount of $290.5 million for $285.1 million. Of the total face amount of $290.5 million, $213.1 million represents the Company’s new primary investments (bonds which the Company originated), $70.1 million reflects new secondary market investments (previously issued bonds purchased from third parties) and $7.3 million reflects the refunding of a non-performing bond that the Company had purchased in 2003.

     The Company structures tax-exempt bonds that allow the borrower to make draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company originated a face amount of $49.5 million in new draw down bonds during the nine months ended September 30, 2004. The Company also funded an additional $33.5 million of existing tax-exempt draw down bonds with a face amount of $33.5 million for the nine months ended September 30, 2004.

     Seven tax-exempt bonds with an amortized cost of $37.7 million were repaid during the nine months ended September 30, 2004. One of the bonds was repaid as a result of a refunding of the bond. The Company continues to hold the refunded bond. The Company recognized a gain of $1.2 million on the repayment of the nonrefunded bonds. In September 2004, the Company both acquired Lakeview by deed in lieu of foreclosure and sold the property for net proceeds of $16.0 million. All activities related to this property have been classified as discontinued operations in the accompanying condensed consolidated statements of income.

     Three tax-exempt bonds with an amortized cost of $46.7 million were sold into a securitization trust during the nine months ended September 30, 2004. The Company holds the D-certificate and recognized a loss of $0.5 million on the sale of these bonds.

     In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company also pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements and other investments and derivative agreements. At September 30, 2004 and December 31, 2003, the total carrying amount of the tax-exempt bonds pledged as collateral was $534.3 million and $452.3 million, respectively.

NOTE 3 — LOANS RECEIVABLE

     The Company’s loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. For a further discussion of the general terms of loans held by the Company and the allowance for loan losses, see the description of mortgage banking activities in Note 1 to the Company’s 2003 Form 10-K. The following table summarizes loans receivable by loan type at September 30, 2004 and December 31, 2003.

(in thousands)	September 30, 2004	December 31, 2003
Loan Type:
Construction loans	$520,583	$396,817
Taxable permanent loans	43,110	54,492
Supplemental loans	60,918	72,966
Other taxable loans	31,671	29,780

	656,282	554,055
Allowance for loan losses	(1,633)	(1,679)

Total	$654,649	$552,376

Note: Supplemental loans include pre-development loans, bridge loans and other loans.

     The Company had loans receivable held for sale of $43.1 million and $54.5 million at September 30, 2004 and December 31, 2003, respectively. These loans committed for sale are sold to Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“GNMA”) and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.

     The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At September 30, 2004 and December 31, 2003, the total carrying amount of the loans receivable pledged as collateral was $623.5 million and $480.1 million, respectively.

NOTE 4 — INVESTMENT IN PARTNERSHIPS

     The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company. After the Company’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income. For partnerships in which the Company is a general partner (for example, the Company’s interests in the tax credit equity syndication funds which it originates), the Company recognizes losses to the extent of its partnership liability, regardless of the Company’s basis in its partnership interest. The following table summarizes investment in partnerships by major category at September 30, 2004 and December 31, 2003:

(in thousands)	September 30, 2004	December 31, 2003
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$1,356,922	$—
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships (2)	121,803	110,593
Investment in real estate operating partnerships — warehousing (3)	88,660	108,677
Investment in CAPREIT (4)	70,273	62,561
Other investments in partnerships	661	661

	$1,638,319	$282,492

(1)	As a result of FIN 46R, the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in limited partnership interests in real estate operating partnerships and have been consolidated as of March 31, 2004. See Note 1 for a further discussion.

(2)	These investments are limited partnership interests in real estate operating partnerships owned by tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheet until such time as the Company’s guarantee expires.

(3)	The Company acquires, through limited partnership interests, equity interests that typically represent a 99.0% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a tax credit equity fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a fund.

(4)	The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates (“CAPREIT”). In one such venture, the Company owns a 35% interest in general partnerships owning 12 property partnerships (the “CAPREIT Tera” investment) and a related swap partnership, and in a second such venture the Company owns a 30% general partnership interest in 23 property partnerships and three related swap partnerships (the “CAPREIT 3M” investment). In each case, CAPREIT holds the remaining general partnership interest.

NOTE 5 — INVESTMENTS IN DERIVATIVE FINANCIAL INSTRUMENTS

     At September 30, 2004 and December 31, 2003, the Company’s investments in derivative financial instruments consisted of interest rate swaps, put option contracts and total return swaps. For a further discussion of the Company’s investments in derivative financial instruments, see Note 7 to the Company’s 2003 Form 10-K. The following table provides certain information with respect to the derivative financial instruments held by the Company at September 30, 2004 and December 31, 2003:

Investments in derivative financial instruments:

	September 30, 2004			December 31, 2003
	Notional	Fair Value (4)		Notional	Fair Value (4)
(in thousands)	Amount	Assets	Liabilities (5) (6)	Amount	Assets	Liabilities (5) (6)
Interest rate swap agreements (1)	$285,975	$3,086	$(12,320)	$310,975	$2,559	$(15,244)
Total return swaps (2)	10,000	—	—	38,000	—	—
Put option agreements (3)	119,210	—	(54)	122,524	4	(43)

Total investments in derivative financial instruments		$3,086	$(12,374)		$2,563	$(15,287)

(1)	For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($320,935 as of September 30, 2004 and $345,395 as of December 31, 2003) less the total amount of the Company’s reverse interest rate swap contracts ($34,960 as of September 30, 2004 and December 31, 2003).

(2)	For the total return swaps, the notional amount represents the total amount of the Company’s total return swap contracts.

(3)	For put option agreements, the notional amount represents the Company’s aggregate obligation under the put option agreements.

(4)	The amounts disclosed represent the fair values of all the Company’s derivatives at the reporting date.

(5)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes.

(6)	The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 6 — RESTRICTED ASSETS

     The table below summarizes restricted assets by major category at September 30, 2004 and December 31, 2003:

(in thousands)	September 30, 2004	December 31, 2003
Tax credit equity fund cash (1)	$157,551	$44,192
Margin call deposits (2)	1,064	9,122
Cash deposit for guarantee on sale of certain taxable loans (3)	1,281	1,278
CAPREIT total return swaps collateral (4)	6,575	19,670
Other cash collateral (5)	29,781	1,263

	$196,252	$75,525

(1)	Under the financing method of accounting for guaranteed tax credit funds and due to the consolidation of certain other funds in accordance with FIN 46, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments in partnerships and other approved uses as set out in the funds’ partnership agreements.

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million. In certain cases, the Company is also required to post up-front collateral on the swap contracts.

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

NOTE 7 — NOTES PAYABLE AND DEBT

     The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements that are used to: (1) finance construction lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and (4) warehouse permanent loans before they are purchased by third parties. As of September 30, 2004, notes payable also includes factored and mortgage notes payable reflected on the Company’s balance sheet as a result of consolidating certain tax credit equity funds upon adoption of FIN 46R (discussed in Note 1). The factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The mortgage notes payable are obligations of Project Partnerships, in which the Company is the general partner, and are non-recourse and not guaranteed by the Company. The Company’s short- and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at September 30, 2004 and December 31, 2003:

(in thousands)	Total of Facilities	September 30, 2004	December 31, 2003
Short-term notes payable	N/A	$184,910	$198,342
Lines of credit — unaffiliated entities	$527,000	371,668	304,153
Lines of credit — affiliated entities	$195,000	—	20,662
Short-term debt	N/A	427,693	371,881

Total short-term notes payable and debt		984,271	895,038

Long-term notes payable	N/A	190,278	122,939
Long-term debt	N/A	174,675	190,090

Total long-term notes payable and debt		364,953	313,029

Factored notes payable		289,163	—
Mortgage notes payable		122,228	—

Total notes payable and debt		$1,760,615	$1,208,067

Covenant Compliance

     As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46 as of March 31, 2004, and the reclassification, pursuant to Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as of September 30, 2003, as liabilities of the Company’s outstanding preferred shares in a subsidiary company, during the second quarter of 2004 the Company, in the absence of a waiver or amendment, would have been in default of a financial covenant under a $200.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default through June 30, 2004. While under the waiver of default, the Company successfully negotiated an amendment to the line of credit to revise the covenant and cure the default. As of September 30, 2004, $157.2 million of debt was outstanding under this line of credit.

     During the third quarter of 2004, the Company, in the absence of a waiver or amendment, would have been in default of a leverage covenant under a $20.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default. The parties are also negotiating an amendment to the line of credit to address this issue. As of September 30, 2004, $12.6 million of debt was outstanding under this line of credit. The debt is included in lines of credit-unaffiliated entities in the table above.

     As of September 30, 2004 the Company was in compliance with all covenants applicable to other facilities.

NOTE 8 — SUBORDINATE DEBENTURES

     A consolidated indirect wholly owned subsidiary of the Company, Midland Financial Holdings, Inc. (“MFH”), formed MFH Financial Trust I (“MFH Trust”) in 2003 as a special purpose financing entity. On May 3, 2004, MFH Trust sold to qualified institutional investors $60.0 million in 9.5% Trust Preferred Securities (the “Trust Preferred Securities”) having a liquidation amount of $100 per Trust Preferred Security. In September 2004, there was a sale of an additional $24.0 million of Trust Preferred Securities to qualified institutional investors. The $60.0 million of Trust Preferred Securities were sold with an initial purchasers’ discount of $3.15 per Trust Preferred Security or $1.9 million in the aggregate. The additional $24 million of Trust Preferred Securities did not include an initial purchasers’ discount. MFH paid the entire initial purchasers’ discount as well as offering expenses on behalf of MFH Trust. MFH Trust used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust Preferred Securities. MFH Trust can make distributions to the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt.

     The Trust Preferred Securities are guaranteed by MuniMae and MFH. The Trust Preferred Securities bear interest at an annual rate of 9.5% until May 5, 2014, to be adjusted thereafter to a rate which is equal to the greater of (a) 9.5% per annum or (b) the rate per annum which is equal to 6.0% plus the then current U.S. Treasury Note with a maturity nearest to May 5, 2024. The Trust Preferred Securities may be redeemed in whole or in part on May 5, 2014. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH loaned the net proceeds from the $60.0 million offering to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to MuniMae. MFH used the net proceeds from the $24.0 million offering to repay a portion of an inter-company loan from MuniMae. MuniMae used these amounts to repay a portion of its indebtedness as well as for general corporate purposes.

     MFH Trust must redeem the Trust Preferred Securities when and to the extent the Debentures are paid at maturity or earlier redeemed. The Company has recorded the Trust Preferred Securities in the accompanying condensed consolidated balance sheet as a long-term liability at the liquidation preference value of $84.0 million. In addition, net offering costs of $ 2.2 million related to the Trust Preferred Securities are recorded as debt issuance costs and included in other assets in the accompanying condensed consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying condensed consolidated income statement over a 10-year period based on the call option of the preferred shares.

NOTE 9 — TAX CREDIT EQUITY GUARANTEE LIABILITY

     As part of the acquisition of HCI (see Note 1), the Company is providing guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. Subsequent to the acquisition of HCI, the Company has established new guaranteed tax credit equity funds whereby the Company provides a guarantee to a third party or investors.

     When the Company provides a guarantee in connection with the syndication of a tax credit equity fund, the Company is considered to have continuing involvement with the assets of that fund and to have effective control over the assets in the fund. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, no profit is recognized from Project Partnership sales to tax credit equity funds. The sales value of the Project Partnership is equal to the Company’s original cost basis of the investment. There are no fees charged by the Company to the Project Partnership as part of the syndication transaction. The Company reports the net assets of the tax credit equity funds, consisting primarily of restricted cash and investments in Project Partnerships, in the Company’s consolidated balance sheet. In addition, the investor capital contributions to the tax credit equity funds are reported as a tax credit equity guarantee liability on the Company’s consolidated balance sheet. The net income (loss) from the tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income.

     The Company’s guarantee liability may expire based on the achievement of certain targets by the underlying Project Partnership in the fund or may be outstanding for the life of the tax credit equity fund. When the Company’s liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved as the guarantees expire and the related underlying investment in the Project Partnership is de-recognized. Any difference between the carrying value of the de-recognized investment in the Project Partnership and the guarantee liability is reflected as a gain or loss on sale and reported in the Company’s consolidated statement of income. For tax credit equity funds in which the Company’s guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and the related amortization is reported in guarantee fees in the Company’s consolidated statement of income.

     When a guarantee is provided in connection with a syndication, the Company reduces syndication fee and asset management fee recognition by the amount of estimated losses. Typically, the Company estimates that no losses will be incurred and the Company has not incurred any losses to date through its guarantees on limited partnership interests.

     The following table shows the changes in the tax credit equity guarantee liability:

(in thousands)
Balance at January 1, 2004	$151,326
Amortization	(3,748)
Expiration of guarantees	(30,129)
Limited partner’s capital contributions	44,628
Fair value adjustments	(2,187)
Offering costs	(811)

Balance at September 30, 2004	$159,079

NOTE 10 — GUARANTEES, COMMITMENTS AND CONTINGENCIES

     For a discussion of the Company’s commitments and contingencies, see Note 14 to the Company’s 2003 Form 10-K.

     The following table summarizes the Company’s guarantees by type at September 30, 2004. The Company’s maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

(in millions)	September 30, 2004
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with
Fannie Mae, GNMA and HUD	(1)	$165.0	$—	$5.4 million Letter of Credit pledged
Bank line of credit guarantees	(2)	262.0	262.0	Investment in partnership, loans and tax-exempt bonds totaling $274.4 million
Tax credit related guarantees	(3)	338.2	159.7	$14.0 million of cash and tax-exempt bonds
Other financial/payment guarantees	(4)	296.2	163.8	$341.8 million of cash, tax-exempt bonds and common equity
Put options	(5)	127.2	—	$58.6 million of tax-exempt bonds
Letter of credit guarantees	(6)	150.0	80.1	$0.6 million of cash
Indemnification contracts	(7)	59.0	39.7	None
Trust preferred guarantee	(8)	85.3	85.3	None

		$1,482.9	$790.6

Notes:

(1)	As a Fannie Mae and Government National Mortgage Association (“GNMA”) loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment, on a loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on FNMA and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $260.7 million at September 30, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through March 1, 2014.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying securities pursuant to the May and September 2004 Trust Preferred Securities offerings. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

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

Distributions

     On April 22, 2004, the Board of Directors declared a distribution of $0.4575 for the three months ended March 31, 2004 to common shareholders of record on May 3, 2004. The payment date was May 14, 2004. On July 22, 2004, the Board of Directors declared a distribution of $0.4625 for the three months ended June 30, 2004 to common shareholders of record on August 2, 2004. The payment date was August 13, 2004. On September 22, 2004, the Board of Directors declared a distribution of $0.4675 for the three months ended September 30, 2004 to common shareholders of record on November 1, 2004. The payment date is November 12, 2004.

Earnings per Share

     The following tables reconcile the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three and nine months ended September 30, 2004 and 2003. The Company had 30,000 options to purchase common shares that were not included in the computation of diluted EPS at September 30, 2003 due to the options’ exercise price being greater than the average price of the common shares for the period. The effect of all potentially dilutive securities was included in the calculation for September 30, 2004.

Municipal Mortgage & Equity, LLC
Reconciliation of Basic and Diluted EPS
(unaudited)

	For the three months ended September 30, 2004			For the three months ended September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except share and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income from continuing operations	$697		$0.02	$18,135		$0.63
Discontinued operations	10,865		0.31

Income allocable to common shares	$11,562	34,927,975	$0.33	$18,135	28,842,447	$0.63

Effect of Dilutive Securities

Options and deferred shares		339,722			382,158

Diluted EPS

Net income from continuing operations	$697		$0.02	$18,135		$0.62
Discontinued operations	10,865		0.31

Income allocable to common shares plus assumed conversions	$11,562	35,267,697	$0.33	$18,135	29,224,605	$0.62

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except share and per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS

Net income from continuing operations	$10,052		$0.29	$37,434		$1.32
Discontinued operations	10,865		0.31	25,748		0.91
Cumulative effect of a change in accounting principle	520		0.02	—		—

Income allocable to common shares	$21,437	34,343,492	$0.62	$63,182	28,353,040	$2.23

Effect of Dilutive Securities

Options and deferred shares		352,654			358,852

Diluted EPS

Net income from continuing operations	$10,052		$0.29	$37,434		$1.30
Discontinued operations	10,865		0.31	25,748		0.90
Cumulative effect of a change in accounting principle	520		0.02	—		—

Income allocable to common shares plus assumed conversions	$21,437	34,696,146	$0.62	$63,182	28,711,892	$2.20

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

The following tables reflect the results of the Company’s business segments for the three and nine months ended September 30, 2004 and 2003.

Municipal Mortgage & Equity, LLC
Segment Reporting for the three months ended September 30, 2004 and 2003
(in thousands)

	2004						2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$26,435	$9,961	$1,307	$(3,830	) (1)	$33,873	$21,966	$8,536	$296	$(4,805)		$25,993
Total fee income	654	3,837	10,988	296	(2)	15,775	792	3,332	11,353	(1,026	) (2)	14,451
Total rental income	—		5,520			5,520	—	—	—	—		—
Total operating income	27,089	13,798	17,815	(3,534)		55,168	22,758	11,868	11,649	(5,831)		40,444
Net income (loss)	12,900	2,885	(4,519)	296		11,562	18,996	(3,567)	3,732	(1,026)		18,135
Depreciation and amortization	32	487	3,306			3,825	38	501	2,569			3,108
Net income (loss) from equity investments in partnerships	(191)	3,197	(49,256)			(46,250)	—	97	(1,705)			(1,608)
Discontinued operations	10,865	—	—	—		10,865	—	—	—			—
BALANCE SHEET DATA
Total assets	$1,620,393	$659,316	$1,901,709	$—		$4,181,418	$1,203,149	$476,502	$240,245	$—		$1,919,896

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

Municipal Mortgage & Equity, LLC
Segment Reporting for the nine months ended September 30, 2004 and 2003
(in thousands)

	2004						2003
		Mortgage	Tax			Total		Mortgage	Tax			Total
	Investing	Banking	Credit	Adjustments		Consolidated	Investing	Banking	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$79,654	$29,429	$4,700	$(14,293	) (1)	$99,490	$56,901	$24,454	$717	$(7,032	) (1)	$75,040
Total fee income	2,202	13,944	30,679	(2,052	) (2)	44,773	3,975	11,134	17,457	(1,979	) (2)	30,587
Total rental income	—	—	11,016	—		11,016	—	—	—	—		—
Total operating income	81,856	43,373	46,395	(16,345)		155,279	60,876	35,588	18,174	(9,011)		105,627
Net income (loss)	44,156	(4,225)	(16,442)	(2,052)		21,437	66,347	(3,805)	2,619	(1,979)		63,182
Depreciation and amortization	117	1,594	7,989	—		9,700	64	1,548	2,580	—		4,192
Net income (loss) from equity investments in partnerships	(681)	3,847	(131,151)	—		(127,985)	—	(1,403)	(2,558)	—		(3,961)
Discontinued operations	10,865	—	—	—		10,865	25,748	—	—	—		25,748
BALANCE SHEET DATA
Total assets	$1,620,393	$659,316	$1,901,709	$—		$4,181,418	$1,203,149	$476,502	$240,245	$—		$1,919,896

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

NOTE 13 — RELATED PARTY TRANSACTIONS

     As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in the Company’s 2003 Form 10-K in order for the Company to be a bondholder and receive tax-exempt interest payments with respect to its investments, it is not permitted to also be the owner of the underlying property or the borrower under the documents that create the investment. As a result, if the Company deems it advisable to exercise remedies without triggering acceleration and prepayment of a tax-exempt bond, it may, through a process known as a deed in lieu of foreclosure, cause the property to be transferred to a legally independent entity. Alternatively, the Company may take ownership of the property through foreclosure. In the case that follows, however, the Company, through a newly created and wholly owned subsidiary, took title to a defaulted property by a deed in lieu of foreclosure, sold the subsidiary that took title to the property, and used the sale proceeds to retire the tax-exempt bonds.

     The Company owned approximately $9.0 million in aggregate principal amount of mortgage revenue bonds (the “Lakeview Bonds”) and parity working capital loans related to the Lakeview Bonds in an aggregate principal amount of $305,000 (the “Lakeview Loans”) secured by the Lakeview Garden Apartments Project (“Lakeview”). A limited partnership in which Mark Joseph, the Company’s Chairman and Chief Executive Officer, indirectly owned 100% of the general partner interest and certain of the limited partner interests was the owner of Lakeview and was the borrower under the bond documents (the “Lakeview Borrower”). The Lakeview Borrower went into monetary default under the bond documents.

     On September 29, 2004, the Company (i) exercised its rights under the bond documents as a result of the default and took title to Lakeview by a deed in lieu of foreclosure through an entity formed to hold the deed, and (ii) sold that entity to an unrelated third party for a purchase price of approximately $16.2 million, of which approximately $11.2 million was used to retire all of the outstanding principal and deferred interest on the Lakeview Bonds and the Lakeview Loans.

     No partner in the Lakeview Borrower or the entities owning the Lakeview Borrower (including Mr. Joseph or entities of which he is an owner (other than the Company)) received any distributions resulting from these transactions. These transactions were made on the usual and customary terms upon which subsidiaries of the Company take title to defaulted properties by deed in lieu of foreclosure and sell interests in those entities to unrelated third parties. The disinterested members of the Company’s Board of Directors, in accordance with the Company’s Operating Agreement, approved these transactions. Mr. Joseph did not participate in, or influence, the structuring or the approval of these transactions.

NOTE 14 — DISCONTINUED OPERATIONS

     In April 2003, the Company acquired a property by deed in lieu of foreclosure. In June 2003, the Company sold the property for net proceeds of $38.1 million. In September 2004, the Company both acquired Lakeview by deed in lieu of foreclosure and sold the property for net proceeds of $16.0 million. Both properties previously served as collateral for a tax-exempt bond and taxable loan held by the Company. All activities related to these properties have been classified as discontinued operations in the accompanying condensed consolidated statements of income. The following table summarizes the components of discontinued operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Income (loss) from operations of property	$—	$—	$—	$(1,015)
Gain on disposal of property	10,865	—	10,865	26,763

Discontinued operations	$10,865	$—	$10,865	$25,748

The net assets of the properties as of the dates of sale were as follows:

(in thousands)	2004	2003
Fixed assets, net	$3,983	$12,553
Other assets	366	252
Other liabilities	784	(446)

Net assets of discontinued operations	$5,133	$12,359

NOTE 15 — SUBSEQUENT EVENTS

     In October 2004, TE Bond Sub completed a $73.0 million private placement of rated tax-exempt perpetual preferred shares with a weighted average distribution rate of 5.17% to institutional investors. The offering included five new series of tax-exempt securities which were assigned ratings by Moody’s Investors Services, Inc. ranging from A3 to Baa2. The net proceeds of $71.2 million will be used to acquire investments that produce tax-exempt interest income and for general corporate purposes of TE Bond Sub.

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

     The Company is also a tax credit syndicator and a mortgage banker. As a syndicator, the Company acquires and sells to investors interests in partnerships that receive low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated. Mortgage banking activities include the origination, investment in and servicing of investments in multifamily housing, both for its own account and on behalf of third parties. These investments generate taxable income.

     The Company posts all reports filed with the SEC on its website at http://www.mmafin.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@mmafin.com or by calling 888-788-3863.

Liquidity and Capital Resources

     As discussed more fully in the Company’s 2003 Form 10-K, the Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored enterprises (“GSEs”) to finance its growth. The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, funding the warehousing of operating partnerships for syndication activities and funding of mortgage banking activities, from securitization transactions, equity and debt offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital during the remainder of 2004 and in future years. The Company expects it will need $200 million to $400 million in new capital during the fourth quarter of 2004 to meet its remaining 2004 production targets for its lending and tax credit equity businesses. The Company expects to continue to generate capital through the issuance of privately placed preferred and trust preferred securities and listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs.

     Activity for the three and nine months ended September 30, 2004 related to liquidity and capital resources is discussed below. For a complete discussion of liquidity and capital resources, see the Company’s 2003 Form 10-K.

     The following table summarizes the transactions structured by the Company for the three months ended September 30, 2004:

	Third Quarter	Year-to-Date
(in millions)	Volume	Volume
Taxable Construction/Permanent Lending	$145.7	$600.5
Tax-exempt Bonds Construction/Permanent	148.1	423.0
Supplemental Loans	10.8	31.7
Equity Investments	214.1	564.8

Total	$518.7	$1,620.0

     The Company also raised $267.7 million for investment in syndicated tax credit equity funds during the three months ended September 30, 2004.

     In January 2004, the Company obtained a $70.0 million secured line of credit. This facility is being used to warehouse construction loans. As of September 30, 2004, borrowings under this facility totaled $29.0 million.

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

     An indirect wholly owned subsidiary of the Company, MFH, formed MFH Trust as its subsidiary in 2003. In May 2004, MFH Trust sold to institutional investors $60.0 million in 9.5% Trust Preferred Securities. MFH Trust used the net proceeds from the offering to purchase Debentures issued by MFH. MFH loaned the net proceeds to one of its subsidiaries, which in turn used the proceeds to pay off intercompany indebtedness to MuniMae. MuniMae in turn used these amounts to repay a portion of its indebtedness.

     In September 2004, MFH Trust sold an additional $24.0 million of Trust Preferred Securities to qualified institutional investors in a follow-on sale. The terms are identical to the original $60.0 million of trust preferred securities sold. MFH Trust used the net proceeds from the offering to purchase Debentures issued by MFH. MFH used the proceeds to repay a portion of an inter-company loan from MuniMae. MuniMae intends to use its proceeds for general corporate purposes.

     In October 2004, TE Bond Sub completed a $73.0 million private placement of rated tax-exempt perpetual preferred shares with a weighted average distribution rate of 5.17% to institutional investors. The offering included five new series of tax-exempt securities which were assigned ratings by Moody’s Investors Services, Inc. ranging from A3 to Baa2. The net proceeds of $71.2 million will be used to acquire investments that produce tax-exempt interest income and for general corporate purposes of TE Bond Sub.

Covenant Compliance

     As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46R as of March 31, 2004, and the reclassification, pursuant to Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as of September 30, 2003, as liabilities of the Company’s outstanding preferred shares in a subsidiary company, during the second quarter of 2004 the Company would have, in the absence of a waiver or amendment, been in default of a financial covenant under a $200.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default through June 30, 2004. While under the waiver of default, the Company successfully negotiated an amendment to the line of credit to revise the covenant and cure the default. As of September 30, 2004, $157.2 million of debt was outstanding under this line of credit.

     During the third quarter of 2004, the Company, in the absence of a waiver or amendment, would have been in default of a leverage covenant under a $20.0 million short-term line of credit. Consequently, the company and the lender executed a waiver of this default. The parties are also negotiating an amendment to the line of credit to address this issue. As of September 30, 2004, $12.6 million of debt was outstanding under this line of credit.

     As of September 30, 2004 the Company was in compliance with all covenants applicable to other facilities.

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

Guarantees

     The Company’s maximum exposure under its guarantee obligations is not indicative of the Company’s expected loss under the guarantees. The following table summarizes the Company’s guarantees by major group at September 30, 2004:

(in millions)	September 30, 2004
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with
Fannie Mae, GNMA and HUD	(1)	$165.0	$—	$5.4 million Letter of Credit pledged
Bank line of credit guarantees	(2)	262.0	262.0	Investment in partnership, loans and tax-exempt bonds totaling $274.4 million
Tax credit related guarantees	(3)	338.2	159.7	$14.0 million of cash and tax-exempt bonds
Other financial/payment guarantees	(4)	296.2	163.8	$341.8 million of cash, tax-exempt bonds and common equity
Put options	(5)	127.2	—	$58.6 million of tax-exempt bonds
Letter of credit guarantees	(6)	150.0	80.1	$0.6 million of cash
Indemnification contracts	(7)	59.0	39.7	None
Trust preferred guarantee	(8)	85.3	85.3	None

		$1,482.9	$790.6

Notes:

(1)	As a Fannie Mae and Government National Mortgage Association (“GNMA”) loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment, on a loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on FNMA and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $260.7 million at September 30, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through March 1, 2014.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying securities pursuant to the May and September 2004 Trust Preferred Securities offerings. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

Distribution Policy

     The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company’s Board of Directors declares quarterly dividends based on management’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and available cash.

     The Company’s dividend per common share for the three months ended September 30, 2004 and 2003 was $0.4675 and $0.4500, respectively. The Company’s dividend per common share for the nine months ended September 30, 2004 and 2003 was $1.3875 and $1.3425, respectively.

Cash Flow

     Cash flow from operating activities was $40.1 million and $51.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in operating cash flow is primarily due to a decrease in net income before discontinued operations and cumulative effect of a change in accounting principle of $27.4 million, a decrease in distributions from investments of partnerships of $1.4 million, a decrease in non-cash items and tax benefits of $6.5 million and an increase in net changes in assets and liabilities of $24.2 million.

Results of Operations and Critical Accounting Estimates

Critical Accounting Policies and Estimates

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s critical accounting policies and estimates. There has been no material change to the information related to critical accounting policies and estimates since December 31, 2003, except as noted under the “New Accounting Pronouncements” section in Note 1 to the Condensed Consolidated Financial Statements included in this Report.

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

     The Company’s residual interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its bond securitization trusts were special purpose entities (“SPEs”) and did not qualify for the deferral. Therefore, these securitization trusts were consolidated at December 31, 2003. The Company examined each of its SPEs to determine if it meets the definition of a “qualified SPE.” Certain of the Company’s SPEs are qualified SPEs and therefore under FIN 46R are not consolidated.

     The Company initially measured the assets and liabilities of the securitization trusts at the carrying amounts.

     The Company has general partnership interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46R in March 2004, the Company determined that it was the primary beneficiary in certain of the funds it originated where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statement of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.2 billion, consisting primarily of $1.4 billion in investment in partnerships, $129.5 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.2 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds. At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests (a) owned by the Company and (b) relating to Project Partnerships included in tax credit equity funds consolidated pursuant to FIN 46R, the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership. Such consolidation was recorded in the second quarter and resulted in an increase in assets of $172.0 million, an increase in liabilities of $172.0 million and net income of zero. The Company also has a general partnership interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $970.3 million and liabilities of $90.8 million as of March 31, 2004 have not been consolidated and continue to be accounted for using the equity method.

     The Company initially measured the assets and liabilities of the tax credit equity funds at fair value as of July 1, 2003 (the acquisition date of HCI), which was the point in time that the Company first met the criteria to be the primary beneficiary of the VIE. For funds consolidated pursuant to FIN 46R as of March 31, 2004, the fair value was used to record the net assets of the tax credit equity funds when the fair value was less than the carrying amount. For funds where the Company took ownership of the general partnership interest in the underlying Project Partnership in which the fund held an investment, the underlying Project Partnership was recorded at cost in consolidation.

Results of Operations

Net Interest Income

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Interest on bonds and residual interests in bond securitizations	$21,663	210.3%	$15,894	154.3%	$62,505	188.90%	$46,614	115.8%
Interest on loans	10,872	105.5%	9,790	95.0%	32,981	99.60%	27,594	68.5%
Interest on short-term investments	1,338	13.0%	309	3.0%	4,004	12.10%	832	2.1%

Total interest income	33,873		25,993		99,490		75,040
Interest expense	(18,802)	-182.5%	(12,696)	-123.2%	(54,576)	-164.90%	(31,788)	-79.0%
Interest expense on preferred shares	(4,769)	-46.3%	(2,994)	-29.1%	(11,819)	-35.70%	(2,994)	-7.4%

Net interest income	$10,302	100.00%	$10,303	100.0%	$33,095	100.0%	$40,258	100.0%

     Net interest income for the three months ended September 30, 2004 remained virtually unchanged compared to the same period last year. During the three months ended September 30, 2004, the primary change in individual components of net interest income were: (1) a decrease in net interest income of $2.6 million related to the tax credit equity funds consolidated pursuant to FIN 46R; offset in part by (2) excluding tax credit equity funds consolidated pursuant to FIN 46R, a $0.8 million increase in interest on short-term investments primarily from the timing of the completion of portfolio deals and the necessity to post restricted collateral; and (3) excluding tax credit equity funds consolidated pursuant to FIN 46, a $1.8 million increase in net interest income on bonds and loans.

     Net interest income for the nine months ended September 30, 2004 decreased by $7.2 million compared to the same period last year due primarily to: (1) a $6.8 million decrease in net interest income related to the tax credit equity funds consolidated pursuant to FIN 46R; (2) excluding tax credit equity funds consolidated pursuant to FIN 46R, a $3.4 million decrease in net interest income on bonds and loans; offset in part by (3) excluding tax credit equity funds consolidated pursuant to FIN 46R, a $3.0 million increase in interest on short-term investments primarily from the timing of the completion of portfolio deals and the necessity to post restricted collateral.

     For the three and nine months ended September 30, 2004, the majority of the increase in interest income on bonds is offset by an increase in interest expense related to these bond investments. These increases are due to a change in the method of accounting for certain securitization entities in accordance with FIN 46R beginning December 31, 2003. For the three and nine months ended September 30, 2004, the Company is reporting the interest income related to the securitization trust assets (tax-exempt bonds) and interest expense related to the senior interest in the trusts (short-term debt) due to the consolidation of the securitization trust. In 2003, the net interest income earned on the securitization trusts was reported as interest on bonds. In addition, during the nine months ended September 30, 2003, interest expense on preferred shares was classified as net income (expense) allocable to minority interest. Total net income (expense) allocable to minority interest related to preferred shares for the nine months ended September 30, 2004 was $6.0 million. Including this amount in the net interest income change above results in a $2.6 million increase in net interest income for the nine months ended September 30, 2004 as compared with the prior-year period.

Fee Income

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Syndication fees	$6,861	43.5%	$5,764	39.9%	$14,802	33.1%	$9,000	29.4%
Origination and brokerage fees	2,769	17.6%	862	6.0%	6,534	14.6%	3,779	12.4%
Guarantee fees	2,093	13.3%	1,891	13.1%	5,452	12.2%	2,114	6.9%
Asset management and advisory fees	1,685	10.7%	3,191	22.1%	9,818	21.9%	5,465	17.9%
Loan servicing fees	1,059	6.7%	1,051	7.3%	3,316	7.4%	3,254	10.6%
Other income	1,308	8.2%	1,692	11.6%	4,851	10.8%	6,975	22.8%

Total fee income	$15,775	100.0%	$14,451	100.0%	$44,773	100.0%	$30,587	100.0%

     Total fee income excluding adjustments for the consolidation of the tax credit equity funds pursuant to FIN 46R for the three months ended September 30, 2004 increased $8.6 million compared to the same period in 2003 due primarily to: (1) an increase of $7.1 million in asset management fees, syndication fees and guarantee fees related to an increase in production and (2) a $1.9 million increase in origination fees on bonds and loans, offset in part by (3) a decrease of $0.4 million in other income. For the three months ended September 30, 2004, including adjustments of $7.3 million related to the consolidation of tax credit equity funds, total fee income increased $1.3 million. These adjustments are primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from these consolidated tax credit equity funds.

     Total fee income excluding adjustments for the consolidation of the tax credit equity funds pursuant to FIN 46R for the nine months ended September 30, 2004 increased $32.1 million compared to the same period in 2003 due primarily to : (1) an increase of $30.9 million in asset management fees, syndication fees and guarantee fees as a result of additional fee income generated from the July 2003 acquisition of HCI and an increase in production and (2) a $2.8 million increase in origination fees on bonds and loans, offset in part by (3) a $1.6 million decrease in other income. Other income decreased by $1.6 million due primarily to a $3.5 million decrease in fees earned on nonrecurring transactions including prepayment penalties, a fee on a conventional equity transaction and other income related to the sale of a property, offset in part by $1.3 million of other fee income generated by the tax credit equity business, which includes general partner fees, guarantee fees and investment valuation services fees and a $0.6 million increase in income on written put options. For the nine months ended September 30, 2004, including adjustments of $17.9 million related to the consolidation of tax credit equity funds the Company conducts business with, total fee income increased $14.2 million.

Net Rental Income

     At times, the Company takes ownership of the general partnership interest in the underlying project partnerships in which the tax credit equity funds are the limited partners. The Company is typically the 0.01 % to 1% general partner in the project partnership, and the tax credit equity fund, which the Company also consolidates, is the 99.99% to 99% limited partner. Net rental income represents income from tax credit equity Project Partnerships that are consolidated by the Company pursuant to the adoption of FIN 46R effective March 31, 2004.

Net Gain on Sales

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Sale of investments in tax credit equity partnerships	$125	-96.9%	$4,471	53.9%	$2,939	46.7%	$4,747	43.1%
Sale of tax-exempt investments	(660)	511.6%	2,194	26.5%	545	8.7%	2,188	19.9%
Sale of loans	406	-314.7%	1,623	19.6%	2,816	44.6%	3,343	30.3%
Termination of derivatives	—	0.0%	—	—	—	—	741	6.7%

Total net gain on sales	$(129)	100.0%	$8,288	100.0%	$6,300	100.0%	$11,019	100.0%

     Net gain on sales excluding adjustments for the consolidation of the tax credit equity funds pursuant to FIN 46R for the three months ended September 30, 2004 decreased $7.3 million compared to the same period in 2003 due primarily to: (1) a $4.1 million decrease in gain on sale of investments by the consolidated guaranteed funds; (2) $2.9 million decrease in gain on sale of tax exempt bond investments; (3) a $1.0 million decrease in gain on sale of taxable loans including loans to GNMA, FNMA and other conduit lenders; and (4) a $0.2 million decrease in gain on sale of mortgage servicing rights, offset in part by (5) a $0.9 million increase in gain on sale of investments to unconsolidated tax credit equity funds. For the three months ended September 30, 2004, including adjustments of $1.1 million related to the consolidation of tax credit equity funds, total net gain on sales decreased $8.4 million.

     Net gain on sales excluding adjustments for the consolidation of the tax credit equity funds pursuant to FIN 46R for the nine months ended September 30, 2004 decreased $3.3 million compared to the same period in 2003 due primarily to: (1) a $1.6 million decrease in gain on sale of tax exempt bond investments; (2) a $1.2 million decrease in gain on sale of taxable loans including loans to GNMA, FNMA and other conduit lenders; (3) a $1.2 million decrease in gain on sale of investments in consolidated guaranteed funds; and (4) a $0.7 decrease in gain on sale related to the termination of a derivative, offset in part by (5) a $0.7 million increase in gain of sale of investments to unconsolidated tax credit equity funds; and (6) a $0.7 million increase in gain on sale of mortgage servicing rights. For the nine months ended September 30, 2004, including adjustments of $1.4 million related to the consolidation of tax credit equity funds the Company conducts business with, total net gain on sales decreased $4.7 million.

Operating Expenses

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2004	%	2003	%	2004	%	2003	%
Salaries and benefits	$17,824	64.6%	$12,065	73.4%	$53,868	68.9%	$26,702	73.0%
General and administrative	7,276	26.4%	3,272	19.9%	17,627	22.5%	6,928	18.9%
Professional fees	2,478	9.0%	1,105	6.7%	6,703	8.6%	2,971	8.1%

	$27,578	100.0%	$16,442	100.0%	$78,198	100.0%	$36,601	100.0%

     Excluding adjustments for the consolidation of the tax credit equity funds pursuant to FIN 46R, for the three months ended September 30, 2004, operating expenses increased $6.9 million compared to the same period in 2003 due primarily to: (1) $5.0 million in salaries and benefits which increased from employment growth, bonuses and other compensation costs and (2) $1.1 million for higher legal and accounting fees attributable to Sarbanes-Oxley compliance initiatives and new transactions coupled with a $0.8 million increase in other general and administrative costs. For the three months ended September 30, 2004, including adjustments of $4.2 million related to the consolidation of tax credit equity funds, total operating expenses increased $11.1 million.

     Excluding adjustments for the consolidation of the tax credit equity funds pursuant to FIN 46R, for the nine months ended September 30, 2004, operating expenses increased $33.7 million compared to the same period in 2003 due primarily to: (1) $25.7 million in salaries and benefits which increased from the July 2003 HCI acquisition, employment growth, bonuses and other compensation costs and (2) $3.3 million for higher legal and accounting fees attributable to Sarbanes-Oxley compliance initiatives, new transactions and the July 2003 HCI acquisition, coupled with a $4.7 million increase in other general and administrative costs. For the nine months ended September 30,

2004, including adjustments of $7.9 million related to the consolidation of tax credit equity funds the Company conducts business with, total operating expenses increased $41.6 million.

Depreciation and Amortization

     For the three and nine months ended September 30, 2004, depreciation and amortization increased $0.7 million and $5.5 million, respectively, compared to the same period in 2003 due primarily to (1) $1.9 million and $3.9 million, respectively, in depreciation expense resulting from the consolidation of the Company’s general partner interest in tax credit equity Project Partnerships (discussed further under “New Accounting Pronouncements” above) and the July 2003 acquisition of HCI and (2) a decrease of $1.2 million and an increase of $1.1 million, respectively, in amortization of intangibles related to the July 2003 HCI acquisition.

Net Holding Gains on Derivatives

     The Company recorded net holding gains (losses) for mark-to-market adjustments on derivative financial instruments of $(2.1) million and $3.4 million for the three and nine months ended September 30, 2004, respectively, and net holding gains of $3.5 million and $3.9 million for the three and nine months ended September 30, 2003, respectively.

Impairments and Valuation Allowances Related to Investments

     Impairments and valuation allowances related to investments increased by $2.7 million and $2.2 millions for the three and nine months ended September 30, 2004, respectively as compared to the same periods in the prior year. The increase is primarily attributable to an other-than-temporary decrease in the fair value of one tax-exempt investment during the third quarter of 2004.

Net Losses from Equity Investments in Partnerships

     Net losses from equity investments in partnerships increased by $ 44.6 million and $124.0 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. The increase is primarily due to recording income allocable to the limited partners in tax credit equity funds that the Company is consolidating pursuant to FIN 46R effective March 31, 2004. The Company typically holds a one percent or less interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as minority interest income in the consolidated statement of income.

Income Taxes

     The Company had income tax expense of $0.1 million for the three months ended September 30, 2004 compared to an income tax benefit of $2.6 million for the same period in 2003. Although as in 2003, the Company incurred a net operating loss that was primarily attributable to investments in multifamily real estate, the benefits were not recorded in 2004 due to an inability to forecast the timing of future use. These benefits were recorded in 2003.

     The Company recorded an income tax benefit of $2.3 million for the nine months ended September 30, 2004 compared to a $3.1 million benefit for the nine months ended September 30, 2003. The change from 2004 compared to 2003 is primarily due to a reduction in net operating losses attributable to TC Corp in 2004.

Net Income (Expense) Allocable to Minority Interests

     Net income allocable to minority interests increased $51.5 million and $134.0 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. The increase is primarily due to recording income allocable to the limited partners in tax credit equity funds that the Company is consolidating pursuant to FIN 46R effective March 31, 2004. The Company typically holds a one percent or less interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as minority interest income in the consolidated statement of income .

     In addition, income allocable to preferred shareholders in a subsidiary company is reported as interest expense for the three and nine months ended September 30, 2004, while it was reported as net expense allocable to minority interests for the three and nine months ended September 30, 2003.

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

     During the three months ended September 30, 2004, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $16.0 million, which resulted in a $10.9 million gain. The $10.9 million gain was classified as discontinued operations in the consolidated statements of income.

Cumulative Effect of a Change in Accounting Principle

     The Company recorded a cumulative effect of a change in accounting principle of $0 million and $0.5 million for the three and nine months ended September 30, 2004, respectively, due to the adoption of FIN 46R discussed above.

Net Income

     Net income decreased $6.6 million for the three months ended September 30, 2004 compared to the same period last year due primarily to: (1) a $5.6 million decrease in the fair value of derivatives; (2) a $2.7 million increase in impairments on investments primarily related to an other than temporary impairment taken on a tax-exempt bond; (3) a $8.4 million decrease in net gain on sale of loans, tax-exempt investments and tax credit equity partnerships; (4) a $2.7 million increase in income tax expense primarily related to a reduction in net operating losses attributable to TC Corp; (5) a $5.8 million increase in salaries and benefits due primarily to employment growth, bonuses, other compensation costs and tax credit equity funds consolidated pursuant to FIN 46R; (6) a $6.1 million increase in other operating expenses of which $5.0 million relates to tax credit equity funds consolidated pursuant to FIN 46R and $1.1 million relates to higher legal and accounting fees attributable to Sarbanes-Oxley compliance initiatives and new transactions; offset in part by (7) a $1.3 million net increase in syndication fees, asset management fees, guarantee fees and other income generated by the tax credit equity business; (8) a $10.9 million increase in discontinued operations resulting from the sale of a property acquired in a deed in lieu of foreclosure; (9) a net increase of $7.1 million attributable to losses from equity investments in partnerships and income allocable to minority interest; and (10) an increase of $5.5 million in net rental income resulting from the consolidation of tax credit equity funds pursuant to FIN 46R.

     Net income decreased $41.8 million for the nine months ended September 30, 2004 compared to the same period last year due primarily to: (1) a $0.5 million decrease in the fair value of derivatives; (2) a $2.2 million increase in impairments on investments primarily related to an other than temporary impairment taken on a tax-exempt bond; (3) a $4.7 million decrease in net gain on sale of loans, tax-exempt investments and tax credit equity partnerships and termination of derivatives; (4) a $0.8 million decrease in income tax benefit primarily related to a reduction in the net operating losses attributable to TC Corp; (5) a $27.1 million increase in salaries and benefits due primarily to the July 2003 HCI acquisition, employment growth, bonuses, other compensation costs and tax credit equity funds consolidated pursuant to FIN 46R; (6) a $19.9 million increase in other operating expenses of which $10.3 million relates to tax credit equity funds consolidated pursuant to FIN 46R and $9.6 million relates to higher legal and accounting fees attributable to Sarbanes-Oxley compliance initiatives, new transactions and the July 2003 HCI acquisition; (7) a $14.9 million decrease in discontinued operations resulting from the sale of a property acquired in a deed in lieu of foreclosure; and (8) a $7.2 million decrease in net interest income, offset in part by (9) a $14.2 million net increase in syndication fees, asset management fees, guarantee fees and other income generated by the tax credit equity business; (10) a net increase of $9.8 million attributable to losses from equity investments in partnerships and income allocable to minority interest; (11) an increase of $11.0 million in net rental income resulting from the consolidation of tax credit equity funds pursuant to FIN 46R and (12) a $0.5 million increase in cumulative effect of accounting change.

Other Comprehensive Income (Loss)

     For the three and nine months ended September 30, 2004, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds available for sale was $8.5 million and $4.1 million, respectively. After a reclassification adjustment for gains of $1.7 million and $(2.9) million, respectively, included in net income, other comprehensive gain for the three and nine months ended September 30, 2004 was $6.8 million and $1.2 million, respectively, and total comprehensive income was $18.4 and $22.6 million, respectively. The fair value of the Company’s investments increased due to changes in interest rates and favorable property performance on certain investments. The increase in fair value was partially offset by the reversal of an unrealized loss on an investment that was effectively paid off through a deed in lieu of foreclosure and subsequent sale of the underlying property during the third quarter.

Off-Balance-Sheet Arrangements

     The Company securitizes bonds and other assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. For a description of a typical bond securitization structure, see further discussion under “Liquidity and Capital Resources” in the Company’s 2003 Form 10-K. The substantial majority of the Company’s securitizations are reflected as indebtedness on its consolidated balance sheet, and off-balance sheet securitizations are not material to the Company’s liquidity and capital needs. At September 30, 2004 and December 31, 2003, the Company’s total off-balance-sheet debt relating to securitizations totaled $127.5 million and $83.4 million, respectively.

Related Party Transactions

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s related party transactions. The following is the only material change from the Company’s 2003 Form 10-K.

     As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” in the Company’s 2003 Form 10-K in order for the Company to be a bondholder and receive tax-exempt interest payments with respect to its investments, it is not permitted to also be the owner of the underlying property or the borrower under the documents that create the investment. As a result, if the Company deems it advisable to exercise remedies without triggering acceleration and prepayment of a tax-exempt bond, it may, through a process known as deed in lieu of foreclosure, cause the property to be transferred to a legally independent entity. Alternatively, the Company may take ownership of the property through foreclosure. In the case that follows, however, the Company, through a newly created and wholly owned subsidiary, took title to a defaulted property by a deed in lieu of foreclosure, sold the subsidiary that took title to the property, and used the sale proceeds to retire the tax-exempt bonds.

     The Company owned approximately $9.0 million in aggregate principal amount of mortgage revenue bonds (the “Lakeview Bonds”) and parity working capital loans related to the Lakeview Bonds in an aggregate principal amount of $305,000 (the “Lakeview Loans”) secured by the Lakeview Garden Apartments Project (“Lakeview”). A limited partnership in which Mark Joseph, the Company’s Chairman and Chief Executive Officer, indirectly owned 100% of the general partner interest and certain of the limited partner interests was the owner of Lakeview and was the borrower under the bond documents (the “Lakeview Borrower”). The Lakeview Borrower went into monetary default under the bond documents.

     On September 29, 2004, the Company (i) exercised its rights under the bond documents as a result of the default and took title to Lakeview by a deed in lieu of foreclosure through an entity formed to hold the deed, and (ii) sold the entity to an unrelated third party for a purchase price of approximately $16.2 million, of which approximately $11.2 million was used to retire all of the outstanding principal and deferred interest on the Lakeview Bonds and the Lakeview Loans.

     No partner in the Lakeview Borrower or the entities owning the Lakeview Borrower (including Mr. Joseph or entities of which he is an owner (other than the Company)) received any distributions resulting from these transactions. These transactions were made on the usual and customary terms upon which subsidiaries of the Company take title to defaulted properties by deed in lieu of foreclosure and sell interests in those entities to unrelated third parties. The disinterested members of the Company’s Board of Directors, in accordance with the Company’s Operating Agreement, approved these transactions. Mr. Joseph did not participate in, or influence, the structuring or the approval of these transactions.

Income Tax Considerations

     The Company’s 2003 Form 10-K contains a detailed description of the Company’s income tax considerations. During the third quarter of 2004, there has been no material change to the information related to income tax considerations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Since December 31, 2003, there has been no material change to the information included in Item 7A of the Company’s 2003 Form 10-K.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. As discussed in this report, the Company began consolidating the financial results of certain tax credit equity funds effective March 31, 2004 pursuant to the requirements of FIN 46R. Because the operations of these tax credit equity funds are primarily driven by underlying entities that the tax credit equity funds do not control or consolidate, and the results of these unconsolidated entities are often reported to the tax credit equity funds on a delayed basis, the Company’s disclosure controls and procedures with respect to information regarding these tax credit equity funds are necessarily more limited than those for consolidated subsidiaries the Company controls. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — New Accounting Pronouncements” for more information regarding the consolidation of the financial results of these tax credit equity funds.

     In early 2004, the Company began the documentation process for its Sarbanes-Oxley Section 404 compliance initiative. During the third quarter of 2004, the Company commenced testing of its internal controls. The Company’s testing has, as would be expected in the normal course of this process, identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

     Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting

     There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     A consolidated indirect wholly owned subsidiary of the Company, Midland Financial Holdings, Inc. (“MFH”), formed MFH Financial Trust I (“MFH Trust”) in 2003 as a special purpose financing entity. On May 3, 2004, MFH Trust sold to qualified institutional investors $60.0 million in 9.5% Trust Preferred Securities (the “Trust Preferred Securities”) having a liquidation amount of $100 per Trust Preferred Security. The $60 million of Trust Preferred Securities were sold with an initial purchasers’ discount of $3.15 per Trust Preferred Security, or $1.9 million in the aggregate. In September of 2004, there was a sale of an additional $24.0 million of Trust Preferred Securities to qualified institutional investors. The $24 million of trust preferred securities did not include an initial purchaser’s discount. MFH Trust used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Trust Preferred Securities may be redeemed in whole or in part on May 5, 2014. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH loaned the net proceeds from the $60.0 million offering to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to MuniMae. MFH used the net proceeds from the $24.0 million offering to repay a portion of an inter-company loan from MuniMae. MuniMae used these amounts to repay a portion of its indebtedness as well as for general corporate purposes. These trust preferred securities were exempt from registration under the Securities Act of 1933, as amended, under Rule 144A of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of the Company’s shareholders held on June 3, 2004, the shareholders voted on two proposals in addition to the election of the Company’s directors. The election of the board of directors was passed, but the proposals to approve a 2004 Non-employee Directors’ Share Plan and a 2004 Share Incentive Plan were tabled. The shareholders elected the following directors: Eddie C. Brown (32,848,836 in favor and 464,964 abstaining), Douglas A. McGregor (32,859,950 in favor and 453,849 abstaining), Fred N. Pratt, Jr. (32,819,388 in favor and 494,411 abstaining) and Carl W. Stearn (32,825,699 in favor and 488,101 abstaining). At a subsequent adjourned annual meeting of the Company’s shareholders held July 30, 2004, the shareholders approved the following plans: the 2004 Non-employee Director’s Share Plan (17,715,923 in favor, 2,846,660 against and 747,026 abstain) and the 2004 Share Incentive Plan (17,474,673 in favor, 3,027,919 against and 807,017 abstain).

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Amended and Restated 2004 Non-Employee Directors’ Share Plan.

10.2	Amended and Restated 2004 Share Incentive Plan.

10.3	2004 Share Incentive Plan Form of Deferred Share Agreement.

31.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended September 30, 2004.

On August 3, 2004, the Company filed a Current Report on Form 8-K and furnished information under Items 7 and 12, containing the earnings package distributed to the securities analysts for the quarter ended June 30, 2004, an earnings press release and financial statements related to the Company’s performance for the quarter ended June 30, 2004, a production press release related to the Company’s production volume for the quarter ended June 30, 2004 and a press release announcing the Company’s quarterly distribution to common shares of $0.4625 per share.

On September 24, 2004, the Company filed a Current Report on Form 8-K furnishing information under Items 2.02, 4.02 and 9.01, relating to the restatement of earnings for the first and second quarters of 2004 due to an accounting error, and providing a press release relating to the accounting error and a press release announcing a quarterly distribution of $0.4675 per share for the third quarter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2004	MUNICIPAL MORTGAGE & EQUITY, LLC
	By:	/s/ William S. Harrison
William S. Harrison Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated 2004 Non-Employee Directors’ Share Plan.

10.2	Amended and Restated 2004 Share Incentive Plan.

10.3	2004 Share Incentive Plan Form of Deferred Share Agreement.

31.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark K. Joseph, Chief Executive Officer and Chairman of the Board of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002