Form 10-K
period 2004-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2005-03-16
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number 001-11981
Municipal Mortgage & Equity, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1449733
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
621 East Pratt Street, Suite 300 Baltimore, Maryland 21202-3140 (Address of Principal Executive Offices)
(443) 263-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares	New York Stock Exchange, Inc.
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the common shares, no par value per share (“common shares”), of the registrant held by non-affiliates of the registrant was approximately $763,960,772 based upon the closing price of $23.32 on the New York Stock Exchange composite tape on the last business day of the Company’s most recently completed second fiscal quarter.
      As of March 2, 2005, there were 37,832,775 common shares outstanding.
      Portions of the Company’s Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements, that involve certain risks and uncertainties. Such statements are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Assumptions contained in various portions of this Annual Report on Form 10-K involve judgments with respect to, among other things, future economic and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”). Although the Company believes that the assumptions underlying the forward-looking information included herein are reasonable, any of the assumptions could be inaccurate which may cause results to differ materially. Therefore, there can be no assurance that such forward-looking information will prove to be accurate and readers should be cautioned not to place undue reliance on such statements. In light of the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

MUNICIPAL MORTGAGE & EQUITY, LLC

PART I
Item 1. Business.
      Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other types of commercial real estate. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure which supports single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes. Real estate finance activities include the origination of, investment in and servicing of investments in multifamily housing and other types of real estate, both for the Company’s own account and on behalf of third parties. These investments generate income that is includable income for Federal income tax purposes.
      The Company is also a tax credit syndicator. As a syndicator, the Company acquires and transfers to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.
      MuniMae was organized in 1996 as a Delaware limited liability company. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for Federal income tax purposes, MuniMae is not itself subject to Federal and, in most cases, state and local income taxes. Instead, each shareholder must include his or her distributive share of MuniMae’s income, deductions and credits on the shareholder’s income tax return. Most of the Company’s real estate finance and tax credit equity syndication activities are conducted through subsidiaries classified as corporations for Federal income tax purposes. These corporations do not have the pass-through income features of a partnership and, as a result, are subject to Federal, state and local income taxes.
      The Company posts all reports it files with the Securities and Exchange Commission (“SEC”) on its website at http://www.munimae.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are filed with the SEC. These reports are available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@munimae.com and 888-788-3863.
      Since the first quarter of 2002, MuniMae has had only common shares outstanding. For a description of other MuniMae securities of the Company that were outstanding prior to that time, see Part II, Item 5 below.
Acquisition of Housing and Community Investing Business of Lend Lease Corporation Limited
      On July 1, 2003, the Company acquired the Housing and Community Investing business of Lend Lease Real Estate Investments (“HCI”), for $102.0 million in cash ($105.3 million including acquisition costs). HCI is a syndicator of low-income housing tax credit equity investments. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company. The

Company’s results for 2003 reflect six months of activity from TC Corp and the Company’s results for 2004 reflect a full year of such activities.
Competition
      In seeking out attractive tax credit, multifamily and other housing-related investment opportunities, the Company competes directly against a large number of syndicators, direct investors and lenders-including banks, finance companies and other financial intermediaries-and providers of related services such as portfolio loan servicing. Certain of the Company’s competitors have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, excellent access to investor capital, longstanding relationships with developers and a broad array of product offerings, many of the Company’s competitors benefit from substantial economies of scale in their business and have other competitive advantages.
      The Company competes directly with other syndicators in raising investor capital for tax credit investments. Certain of the Company’s competitors have greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, track record, and excellent access to high-quality investments, several of our competitors benefit from the ability to use large amounts of tax credit themselves, from balance sheets that allow them to cost-effectively guarantee tax credit investments, and have other competitive advantages.
      In addition, in seeking permanent financing for their developments, the Company’s customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner’s use of the property. As a result, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. In particular, the differential in interest expense between tax-exempt and taxable financing alternatives tends to be lower in a low interest rate environment, which may make the Company’s tax-exempt multifamily housing bond financings less attractive to developers than taxable alternatives. While the Company expects that its strategic emphasis will remain on tax-exempt financing, absent a major change in the tax code, the Company expects to continue to expand and diversify its other lines of business.
Syndication
      As a tax credit syndicator, the Company could be adversely affected if it is unable to syndicate to investors the tax credit investments it acquires for syndication, or if it syndicates the tax credit investments to investors at a price that is lower than the price paid for those investments. In most cases, the Company acquires interests in tax credit investments several months before those interests are sold to investors. In the event of dramatic market changes in the time between acquisition and sale of the interests, it is possible that the Company could suffer losses upon sale of the investments. If unable to sell the investments for an extended period of time, the Company could face demands from its lenders and foreclosure of tax credit interests. In over 17 years of tax credit syndication, the Company (including its predecessor organizations) has never failed to sell a tax credit investment acquired for syndication, and has never sustained significant losses in the syndication of tax credit investments. If market conditions were to change suddenly and dramatically, however, it is possible that the syndication risk would entail losses for the Company.
Business Segments
      The Company has three reportable business segments: (1) an investing segment consisting primarily of subsidiaries producing tax-exempt interest income through investments in tax-exempt bonds, interests in bond securitizations, taxable loans and derivative financial instruments; (2) a tax credit equity segment that primarily generates fees by providing tax credit equity syndication and asset management services; and (3) a real estate finance segment that primarily generates taxable fee income by providing loan servicing, loan origination, advisory and other related services. Prior to the acquisition of HCI, the tax credit equity and real estate finance segments were combined and reported as one segment called the operating segment. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company’s reportable segments are strategic business units that primarily generate different income streams and are managed separately.
      For the years ended December 31, 2004 and 2003, the Company’s total income, net income and identifiable assets have been distributed among the following segments:

	For the year ended December 31,

	2004					2003

		Real Estate					Real Estate	Tax
	Investing	Finance	Tax Credit	Adjustments(1)	Total	Investing	Finance	Credit	Adjustments(1)	Total
(in thousands)
Total operating income	$109,336	$58,787	$71,480	$(21,197)	$218,406	$92,965	$49,333	$44,595	$(15,408)	$171,485
Net income (loss)	63,431	(9,271)	(24,630)	(2,493)	27,037	78,930	(495)	(3,330)	(2,610)	72,495
Identifiable assets	1,688,233	760,713	1,129,345	(267,961)	3,310,330	1,476,420	601,618	424,854	(253,273)	2,249,619

(1)	Represents origination fees on purchased investments that are deferred and amortized into income over the life of the investment, and intercompany interest, expense, receivables and payables that are eliminated in consolidation.
Employees
      As of March 2, 2005, the Company had 433 employees. The Company is not a party to any collective bargaining agreement.
Item 2. Properties.
      The Company leases office space as follows:
Baltimore, Maryland. In October 2003, the Company relocated its corporate offices in Baltimore. The office space contains 21,283 square feet. In the third quarter of 2004, the Company exercised its option to expand into an additional 13,045 square feet of space in the same building. This lease expires in January 2014.
Clearwater, Florida. In January 2001, the Company negotiated a lease in Clearwater. The office space contains 36,004 square feet and the lease expires in December 2005.
Tampa, Florida. In January 2005, the Company negotiated a new lease in Tampa. The office space contains 34,484 square feet. This lease expires in March 2016.
Boston, Massachusetts. In July 2003, the Company assumed a lease for 36,982 square feet of office space in connection with the acquisition of HCI. In the fourth quarter of 2004, the Company exercised its option to expand into an additional 11,762 square feet of office space in the same building. This lease expires July 2007.
      The Company also leases office space for its regional offices in Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Washington D.C.; Atlanta, Georgia; Providence, Rhode Island; San Francisco, California; San Diego, California; Boulder, Colorado; and New York, New York. The Company believes its facilities are suitable for its requirements and are adequate for its current and contemplated future operations.
Item 3. Legal Proceedings.
      The Company is not a party to any material litigation or proceeding, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of the Company’s shareholders during the three months ended December 31, 2004.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The following table sets forth the high and low sale prices per common share as reported by the New York Stock Exchange for each calendar quarter in 2004 and 2003 and the distributions declared with respect to such shares allocable to such period.

	Common Stock
	Market Price
			Distributions
	High	Low	Declared

2004:
Fourth Quarter	$27.21	$25.10	$0.4725
Third Quarter	25.26	23.35	0.4675
Second Quarter	25.74	22.41	0.4625
First Quarter	26.11	24.60	0.4575
2003:
Fourth Quarter	$24.94	$23.60	$0.4525
Third Quarter	26.05	23.25	0.4500
Second Quarter	26.25	23.53	0.4475
First Quarter	25.99	22.90	0.4450
      As of March 2, 2005, there were approximately 2,671 holders of record of common shares.
      It is the Company’s current policy to pay distributions to its holders of common shares quarterly in February, May, August and November.
Description of Shares
      Since March 2002, the common shares have been MuniMae’s only outstanding capital securities. The common shares have no par value. At December 31, 2004, 39,471,099 common shares were authorized. The holders of the common shares are entitled to distributions as and when declared by the Board of Directors out of funds legally available for that purpose. The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company’s Board of Directors declares quarterly distributions based on management’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and available cash.
      The common shares are not redeemable (except pursuant to certain anti-takeover provisions), and upon liquidation share ratably in any assets remaining after payments to creditors. The holders of the common shares voting as a single class have the right to elect the directors of the Company and have voting rights with respect to a merger or consolidation of the Company (in which it is not the surviving entity) or the sale of substantially all of its assets, the removal of a director, the dissolution of the Company and certain anti-takeover provisions. Each common share entitles its holder to cast one vote on each matter presented for shareholder vote.
      Prior to March 2002, MuniMae had four types of shares outstanding: preferred shares, preferred capital distribution shares (“preferred cd shares”), term growth shares and common shares. These shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of MuniMae’s Operating Agreement. MuniMae was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in MuniMae’s Operating Agreement. MuniMae was required to distribute 2.0% of the net cash flow to the holders of term growth shares. The balance of the Company’s cash flow was available for distribution to the holders of the common shares.
      MuniMae’s Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal.
      Between December 2000 and January 2002, all of the bonds attributable to the preferred shares and preferred cd shares were either paid off, sold and/or reached par value. As a result, in March 2002, MuniMae redeemed the last outstanding preferred shares and preferred cd shares. The Operating Agreement also required that the term growth shares be redeemed after the last preferred share was redeemed. As a result, the term growth shares, which had no residual value, were also redeemed in 2002.
      The preferred shares and the preferred cd shares were not listed on any national security exchanges and there was no established public trading market for these shares.
Securities Authorized for Issuance under Equity Compensation Plans
      The following table sets forth information regarding MuniMae’s securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004.

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants and rights(1)		warrants and rights	first column)

Equity compensation plans approved by security holders:
Non-employee director’s share plans	152,000		$22.75(2)	412,922
Employee share incentive plans	638,008	(3)	$17.59(2)	1,683,222
Equity compensation plans not approved by security holders	—			—

Total	790,008			2,096,144

(1)	Does not include any deferred shares which have already vested, as such shares are already reflected in the Company’s common shares outstanding.

(2)	Represents the weighted-average exercise price of the outstanding stock options.

(3)	Includes 199,073 unvested deferred shares and 438,935 stock options.

Item 6. Selected Financial Data.
      The following selected financial data have been summarized or derived from the Company’s audited financial statements. Additional financial information is set forth in the audited consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data.”

	As of and for the year ended December 31,

	2004(9)	2003(6)		2002	2001		2000
(in thousands)
INCOME STATEMENT DATA:
Interest income	$134,399	$111,005		$108,597	$92,227		$79,225
Fee income	66,048	60,480		26,057	28,956		19,308
Net rental income	17,959	—		—	—		—

Total income	218,406	171,485		134,654	121,183		98,533
Interest expense	69,884	44,528		36,596	30,696		31,152
Interest expense on debentures and preferred shares(1)	17,318	6,189		—	—		—
Operating expenses	107,103	57,076		34,154	33,409		24,249
Depreciation and amortization	14,159	7,492		1,857	2,509		1,887

Total expenses	208,464	115,285		72,607	66,614		57,288
Net gain on sale of loans	3,393	4,864		3,407	3,477		2,127
Net gain on sale of tax-exempt investments	304	2,133		4,896	2,396		192
Net gain on sale of investments in tax credit equity partnerships	3,019	2,747		282	2,322		—
Net loss on derivatives	(219)	(1,919)		(24,474)	(7,935)		—
Impairments and valuation allowances	(7,141)	(6,983)		(730)	(3,229)		(1,508)
Net losses from equity investments in partnerships	(169,404)	(3,173)		(3,057)	(1,279)		—
Income tax (expense) benefit	(2,737)	138		(1,484)	(1,383)		(2,006)
Net income (expense) allocable to minority interest	178,280	(6,032)		(11,938)	(10,779)		(8,475)

Income from continuing operations	15,437	47,975		28,949	38,159		31,575
Discontinued operations	11,080 (7)	25,748	(5)	—	—		—
Cumulative effect of a change in accounting principle	520 (8)	(1,228	)(2)	—	(12,277	)(3)	—

Net income	$27,037	$72,495		$28,949	$25,882		$31,575

Net income available to common shareholders	$27,037	$72,495		$28,796	$23,847		$29,076

NET INCOME PER SHARE:
Common shares (diluted earnings per share before discontinued operations and cumulative effect of accounting change)	$0.44	$1.61		$1.13	$1.66		$1.62
Common shares (diluted earnings per share)	$0.78	$2.44		$1.13	$1.09		$1.62

	As of and for the year ended December 31,

	2004(9)		2003(6)	2002	2001	2000
(in thousands)
BALANCE SHEET DATA:
Investment in tax-exempt bonds and interests in bond securitizations, net	$1,275,748		$1,043,973	$781,384	$629,755	$500,190
Loans receivable, net	630,939		552,376	461,448	440,031	349,291
Investments in partnerships	827,273	(9)	282,492	99,966	5,393	—
Investment in derivative financial instruments	3,102		2,563	18,762	2,912	—
Total assets	3,310,330		2,249,619	1,552,918	1,289,276	987,882
Notes payable	880,224		663,544	460,449	420,063	329,159
Mortgage notes payable	132,237		—	—	—	—
Short-term debt	413,157		371,881	219,945	78,560	41,290
Long-term debt	164,014		172,642	137,832	134,881	70,899
Subordinate debentures	84,000		—	—	—	—
Preferred shares subject to mandatory redemption(1)	168,000		168,000	—	—	—
Tax credit equity guarantee liability	186,778		151,326	—	—	—
Investment in derivative financial instruments	4,923		15,287	49,359	18,646	—
Minority interest in subsidiary companies	404,586	(9)	31	—	—	—
Preferred shareholders’ equity in a subsidiary company(1)	71,031		—	160,465	160,645	137,664
Total shareholders’ equity	672,935		641,835	487,064	436,708	364,783

CASH DISTRIBUTIONS PER SHARE:
Common shares:
For the year ended December 31, paid quarterly(4)	$1.8600		$1.7950	$1.7550	$1.7150	$1.6725

(1)	As a result of the adoption of Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), the Company has reclassified the liquidation preference value of its preferred shareholders’ equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the redemption dates of the preferred shares. Amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.

(2)	As a result of the adoption of Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company determined its residual interests in bond securitizations represented equity interests in variable interest entities (“VIEs”), and the Company was the primary beneficiary of the VIEs and, therefore, needed to consolidate the securitization trusts. The cumulative effect of adopting FIN 46 was a decrease to net income of approximately $1.2 million as of December 31, 2003.

(3)	The Company has several types of financial instruments that meet the definition of a derivative financial instrument under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “FAS 133”), including interest rate swaps, put option contracts and total return swaps. FAS 133 requires the Company’s investment in derivative financial instruments be recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings. As of January 1, 2001, the Company’s put option contracts were recorded on the balance sheet with a fair value of zero and the Company’s interest rate swaps and total return swaps were reclassified to trading securities and those with a negative balance were reflected as liabilities on the balance sheet. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001.

(4)	This amount represents total distributions declared for the year.

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

(6)	The 2003 column includes six months of income and expense from HCI, which was acquired July 1, 2003.

(7)	During 2004, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The company sold the property for net proceeds of $16.2 million, which resulted in a $11.1 million gain. The $11.1 million gain on the property was classified as discontinued operations in the consolidated statements of income.

(8)	Upon adoption of Financial Accounting Standards Board’s Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”), in March 2004, the Company determined that it was the primary beneficiary in certain of the tax credit equity funds it originated where there are multiple limited partners. As a result, the Company consolidated these equity investments at March 31, 2004. The cumulative effect of adopting FIN 46R was an increase to net income of approximately $0.5 million as of March 31, 2004.

(9)	The decrease in net income and increase in investments in partnerships and minority interest in subsidiary companies, is primarily attributable to the consolidation of tax credit equity funds pursuant to FIN 46R and the financing method of accounting.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General Business
      The Company provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. Interest income derived from the majority of these bond investments is exempt income for Federal income tax purposes. Real estate finance activities include the origination of, investment in and servicing of investments in multifamily housing, both for the Company’s own account and on behalf of third parties. These investments generate income that is includable income for Federal income tax purposes.
      The Company is also a tax credit syndicator. As a syndicator, the Company acquires and transfers to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.
      While the Company expects continued growth in taxable fee income and taxable interest on loans in 2005, tax-exempt interest on bonds and interests in bond securitizations is expected to continue to account for a substantial part of the Company’s cash flow and distributions to shareholders.
      MuniMae was organized in 1996 as a Delaware limited liability company. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for Federal income tax purposes, MuniMae is not itself subject to Federal and, in most cases, state and local income taxes. Instead, each shareholder must include his or her distributive share of MuniMae’s income, deductions and credits on the shareholder’s income tax return. Most of the Company’s real estate finance and tax credit equity syndication activities are conducted through subsidiaries classified as corporations for Federal income tax purposes, which do not have the pass-through income features of a partnership and, as a result, are subject to Federal, state and local income taxes.

Acquisition of Housing and Community Investing Business of Lend Lease Real Estate Investments
      On July 1, 2003, the Company acquired the Housing and Community Investing (“HCI”) business of Lend Lease Real Estate Investments for $102.0 million in cash ($105.3 million including acquisition costs). HCI is a syndicator of low-income housing tax credit equity investments. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company, and the Company’s results for 2003 reflect six months of activity from TC Corp.
Investing Segment
      The Company originates for its own account and for others investments in tax-exempt bonds and taxable loans secured primarily by non-recourse mortgage loans on affordable and market rate multifamily housing. Tax-exempt bonds are issued by state and local government authorities to finance real estate, including multifamily housing developments or other types of real estate.
      The Company invests in other housing-related securities, including CDD bonds. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student and senior housing developments.
      The Company may from time to time make taxable equity investments for its own account in income-producing real estate operating partnerships. To date, the Company’s equity investments have been made in partnership with CAPREIT, Inc. and its affiliates.
      The Company’s sources of capital to fund its investing activities include proceeds from equity and debt offerings, securitizations, loans from warehousing facilities with various pension funds and commercial banks and draws on lines of credit. The Company earns interest income from its investments in tax-exempt bonds and taxable loans. The Company also earns origination, construction administration and servicing fees through subsidiaries classified as corporations for Federal income tax purposes for originating and servicing the tax-exempt bonds.
      The Company’s strategy currently includes the maintenance and expansion of a diversified portfolio of tax-exempt bonds and related investments, thereby increasing the interest income earned by the Company. The Company’s business plan includes originating $450.0 million to $650.0 million in tax-exempt bonds and related investments in 2005. For the years ended December 31, 2004, 2003 and 2002, the Company structured $401.6 million, $220.9 million and $144.9 million, respectively, in tax-exempt bond transactions.
Tax Credit Segment
      The Company acquires and transfers to investors interests in partnerships that provide low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees with respect to the underlying real estate project partnerships holding the real estate projects owned by the tax credit equity funds (“Project Partnerships”) or guarantees to the fund investors. The Company earns fees for providing these guarantees. The Company also earns asset management fees for managing the low-income housing tax credit equity funds syndicated. The Company also acts as general partner of the tax credit equity funds and receives a share of cash distributions that may be distributed to the tax credit equity funds’ partners pursuant to a sale of the Project Partnerships or their assets. The Company’s general partner interests in tax credit equity funds range from 0.1% to 1.0%.
      The Company, through a subsidiary, acquires limited partner interests in Project Partnerships. As investor capital is raised and investors are admitted as limited partners in, or subsequently contribute additional capital to, the tax credit equity funds, the tax credit equity funds acquire those Project Partnership limited partner interests from the subsidiary. The Company evaluates these transactions as real estate transactions, notwithstanding the fact that it is acquiring and transferring limited partner interests and not the underlying real property itself. The Company does not transfer options or contracts to buy properties in its tax credit syndication business.

      The Company’s sources of capital to fund its syndication activities include draws on lines of credit, proceeds from debt and equity offerings and working capital. The Company earns syndication, asset management and guarantee fees in conjunction with its syndication transactions.
      The Company significantly grew its syndication business in 2003 through the acquisition of HCI. The Company syndicated equity investments totaling $1.1 billion, $555.1 million and $152.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s 2005 business plan includes syndicating $900.0 million to $1.1 billion of equity investments in low-income housing tax credits.
Real Estate Finance Segment
      The Company engages in a variety of real estate finance activities. These activities include the origination, investment in and servicing of investments in multifamily housing and other real estate investments, both for its own account and on behalf of third parties.
      The Company originates equity financing and taxable construction, permanent and supplemental loans to the multifamily housing industry. Supplemental loans include:

•	Pre-development loans, which are project-specific short-term loans for qualifying, early stage pre-development expenditures and are structured to be repaid by the first installments of equity or construction financing; and
•	Bridge and other loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Bridge and other loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.
      Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, an assignment of syndication proceeds, an assignment and pledge of developer fees, an assignment and pledge of cash flows from properties, a corporate guarantee and a personal guarantee.
      The Company’s sources of capital to fund its real estate finance activities include (1) warehousing facilities and short-term lines of credit with commercial banks and finance companies, (2) debt and equity financings, either through the Midland Affordable Housing Group Trust (the “Group Trust”) or the Midland Multifamily Equity REIT (“MMER”) and (3) working capital. The Company earns income from the difference between the interest charged on its loans and the interest due under its notes payable and other funding sources. The Company also earns (1) origination fees, (2) loan servicing fees, or in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.
      The Company conducts real estate finance activities through certain subsidiaries that originate loans on behalf of, or in conjunction with, the following entities and their respective programs: Fannie Mae Delegated Underwriting and Servicing (“DUS”) program; Government National Mortgage Association (“GNMA”) — GNMA Mortgage Backed Security program; Federal Housing Administration (“FHA”) and U.S. Department of Housing and Urban Development (“HUD”) — HUD’s Multifamily Accelerated Processing program; and Federal Home Loan Mortgage Corporation (“Freddie Mac”) — Targeted Affordable Housing program. These entities’ programs provide an important source of liquidity to the Company. Typically, the loans originated in conjunction with these programs are underwritten and structured in accordance with strict financial requirements set by the sponsoring entity that the Company’s subsidiaries must abide by, including maintaining a minimum net worth, liquidity and insurance coverages, and collateral pledges. Certain programs require the Company to bear a portion of losses incurred on underlying loans. As a Fannie Mae DUS lender, the Company underwrites and originates multifamily housing loans in accordance with Fannie Mae’s underwriting guidelines and sells those loans directly to Fannie Mae. For certain loans made under the DUS program, MMA Financial Holdings, Inc. (together with its subsidiaries, “MFH”) and formerly Midland Financial Holdings, Inc. , a wholly owned subsidiary of the Company, is indemnified by the Group Trust against losses it may incur in connection with its servicing of $316.3 million of these loans. As of December 31, 2004, the Company had not incurred any losses on this portfolio of loans. In addition, at times the Company retains the servicing rights attached to the loans.
      During 2003, the Company also began originating permanent loans through other mortgage conduits. These other mortgage conduits provide an alternative liquidity strategy for the delivery of permanent loans. These conduits are not contractually obligated to purchase any loans.
      The Company has grown its real estate finance business by increasing production levels, which, in turn, is expected to increase the fees generated by origination services and loan servicing fees.
      The Company’s business plan includes originating $1.3 billion to $1.5 billion in taxable construction, permanent and supplemental loans, agency bonds and third party equity financing in 2005. The following table shows the Company’s originations in its real estate finance business for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
(in thousands)
Transaction Type:
Construction loans	$355,673	$254,475	$338,202
Taxable permanent loans	459,084	348,376	351,868
Supplemental loans	54,527	57,956	76,154
Agency bonds	147,015	29,510	21,455
Third-party equity financing	26,607	59,637	47,643

Total	$1,042,906	$749,954	$835,322

Liquidity and Capital Resources
      As noted above, the Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored enterprises (“GSEs”) to finance its growth. In 2004, the Company completed one common share offering, one offering of preferred shares of a subsidiary and two debt offerings and diversified its access to securitization capital to fund its growth in the tax-exempt bond business. The two debt offerings were completed through the issuance of trust preferred securities. The Company also expanded its access to capital through an expansion of its bank and other lines of credit and the establishment of new syndicated bank lines of credit to fund its real estate finance activities and tax credit equity business. The Company’s sources of capital are discussed below.
      The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, operating expenses, funding the warehousing of operating partnerships for syndication activities and funding of real estate finance activities, from securitization transactions, equity and debt offering proceeds, cash on hand and bank lines of credit. To continue to grow these activities, the Company will need to increase its access to capital in 2005 and future years. The Company expects it will need approximately $700.0 million to $900.0 million in new net capital including approximately $100.0 million of off balance sheet securitizations to meet its 2005 production targets for its lending and tax credit equity businesses. In 2005, the Company expects to generate proceeds through the expansion of existing and new debt facilities, the issuance of privately placed preferred and trust preferred securities and the issuance of listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds and to expand its relationships with GSEs.

Equity Offerings
Common Shares
      The Company periodically obtains equity capital from public offerings of common shares.
      In February 2005, the Company sold to the public 2.6 million common shares at a price of $26.51 per share and granted underwriters the option, which was not exercised, to purchase up to an aggregate of 386,250 common shares to cover over-allotments at the same price. Net proceeds of the offering approximated $65.0 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.
      In March 2004, the Company sold 2.2 million common shares (including the underwriters’ overallotment option) to the public at a price of $25.55 per share. Net proceeds of this offering were $52.5 million and were used for general corporate purposes, including funding of new investments, paying down debt and working capital.
      In October 2003, the Company sold 3.7 million common shares (including the entire underwriters’ overallotment option) to the public at a price of $24.40 per share. Of the $83.6 million net proceeds, $82.0 million was used to repay debt incurred in connection with the acquisition of HCI. The remainder of the proceeds was used for general corporate purposes.
      In February 2003, the Company sold 3.2 million common shares (including the entire underwriters’ overallotment option) to the public at a price of $23.60 per share. Net proceeds of this offering were $71.9 million and were used for general corporate purposes, including funding of new investments, paying down debt and working capital.
Preferred Shares
      The Company has raised long-term capital from offerings of preferred shares of MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”), an indirect subsidiary of the Company. TE Bond Sub was established as a vehicle to raise capital through private placements to institutional investors of preferred shares that pay tax-exempt distributions. TE Bond Sub sold $73 million of Series A-2, B-2, C, C-1 and C-2 Cumulative Preferred Shares (collectively, the “Preferred Shares”) to institutional investors in October 2004. The assets of TE Bond Sub and its subsidiaries, while indirectly controlled by MuniMae and thus included in the consolidated financial statements of the Company, are legally owned by TE Bond Sub and are not available to the creditors of the Company.
Debt Offerings
      The Company has also raised long-term capital from offerings of preferred securities of MFH Financial Trust I (“MFH Trust”), a special purpose financing entity formed by MFH. MFH Trust sold a total of $84.0 million of trust preferred securities (the “Trust Preferred Securities”) to institutional investors in May and September 2004. MFH Trust used the proceeds from the offerings to purchase junior subordinated debentures issued by MFH (the “Debentures”). MFH Trust can make distributions to the holders of the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt. MFH loaned the net proceeds from the May offering to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to the Company. MFH used the net proceeds from the September offering to repay a portion of an inter-company loan from the Company. The Company used these amounts to repay a portion of its indebtedness to Merrill Lynch, which was incurred in connection with the HCI acquisition, as well as for general corporate purposes.

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

      As illustrated by the table below, in establishing and managing its securitization programs, the Company endeavors to maintain a diverse array of capital partners:

				December 31, 2004
(in thousands)
				(A)	(B)	(A) - (B)
					Face
					Amount		Percentage of
		Provider of			of Senior		Total Senior
	Nature of	Credit	Provider of	Fair Value of	Security		Securities
Sponsor	Senior Security	Enhancement	Liquidity	Total Bonds	Outstanding	Difference	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	short-term, floating rate, weekly reset(2)	Merrill Lynch or Fannie Mae	Merrill Lynch	$269,535	$262,512	$7,023	38.0%
Freddie Mac	fixed	Freddie Mac	Freddie Mac	87,333	63,835	23,498	9.3
MBIA	short-term, floating rate, weekly reset	MBIA	Bayerische Landesbank (BLB) and Landesbank Baden-Wurttenberg (LBBW)	134,486	138,315	(3,829)	20.1
Term	fixed	MMA Credit Enhancement I, LLC through the pledge of additional bonds	N/A	36,009	43,170	(7,161)	6.3
CDD	fixed	Compass Bank	N/A	43,807	41,616	2,191	6.0
Other	weekly reset or fixed	Compass Bank	Compass Bank	12,823	12,330	493	1.8

Subtotal				$583,993	$561,778	$22,215	81.5%
Off Balance Sheet Securitizations:
FSA Bonds	fixed	FSA	N/A	121,675	66,900	54,775	9.7
CDD	fixed	Various	N/A	64,668	61,005	3,663	8.8

Subtotal				$186,343	$127,905	$58,438	18.5%

Total				$770,336	$689,683	$80,653	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003
(in thousands)
	(A)	(B)	(A) - (B)
		Face
		Amount		Percentage of
		of Senior		Total Senior
	Fair Value of	Security		Securities
Sponsor	Total Bonds	Outstanding	Difference	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	$229,320	$220,641	$8,679	37.1%
Freddie Mac	87,060	64,085	22,975	10.8
MBIA	139,266	138,910	356	23.4
Term	38,642	44,283	(5,641)	7.4
CDD	43,019	41,946	1,073	7.1
Other	17,866	17,740	126	3.0

Subtotal	$555,173	$527,605	$27,568	88.8%
Off Balance Sheet Securitizations:
FSA Bonds	117,737	67,200	50,537	11.2
CDD	—	—	—	0.0

Subtotal	$117,737	$67,200	$50,537	11.2%

Total	$672,910	$594,805	$78,105	100.0%

(1)	This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.

(2)	At December 31, 2004, $15.0 million of senior securities had a fixed rate for a term of one to three years.

Lines of Credit
      The Company relies on short-term lines of credit with commercial banks and finance companies to finance its growth.
      During the first quarter of 2004, the Company obtained a $70.0 million secured line of credit from Bank of America. This facility is primarily used to warehouse construction loans. In addition, this facility has a letter of credit sublimit of $14.0 million. As of December 31, 2004, borrowings under this facility totaled $63.5 million.
      The Company currently has a $200.0 million line of credit with Residential Funding Corporation that the Company does not expect to renew once it comes due during fiscal 2005. As of December 31, 2004, borrowings under this facility totaled $128.8 million. The Company is contractually obligated to pay back borrowings under this facility within six months of termination. The Company expects to pay back borrowings under this facility through existing credit facilities or future debt and equity offerings. During the fourth quarter of 2004, the Company entered into a new $250.0 million line of credit with Bank of America as an alternative source of capital. As of December 31, 2004, borrowings under the new Bank of America facility totaled $14.1 million.
      In addition, the Company increased two of its existing lines of credit in 2004. A $30.0 million line of credit with United Bank was increased to $60.0 million, of which $10.0 million is to be used for the issuance of letters of credit. The remaining $50.0 million will be used to fund tax-exempt bonds, taxable construction loans and pre-development loans. As of December 31, 2004, borrowings under this facility totaled $10.0 million. Additionally, the Company has increased its line of credit with Fleet National Bank (Bank of America) from $125.0 million to $140.0 million in order to meet the warehousing needs of the tax credit equity business through September 2005. This facility also has a letter of credit sublimit of $15.0 million. As of December 31, 2004, borrowings under this facility totaled $33.0 million.
      For further discussion of letters of credit and related balances, see the paragraphs below. The following table summarizes the Company’s borrowings under lines of credit as of December 31, 2004 and 2003:

		December 31, 2004		December 31, 2003

		Aggregate		Aggregate
	Principal purpose	facilities	Balance	facilities	Balance
(in thousands)
General bank lines of credit	Working capital and funding supplemental loans	$80,000	$10,000	$50,000	$35,250
Loan warehousing lines	Warehousing construction and permanent loans	592,000	278,364	272,000	150,883
Tax credit equity warehousing line	Property acquisition and working capital	140,000	33,022	125,000	80,020

Total		$812,000	$321,386	$447,000	$266,153

      Interest rates on these lines of credit range from 3.3% to 5.3% in 2004 and 2.0% to 4.1% in 2003.
      Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, leverage, collateral and other terms and conditions.
      At December 31, 2004, the Company was in compliance with all covenants of the facilities listed above.
Letters of Credit
      The Company has available letter of credit facilities with multiple financial institutions. At December 31, 2004, the Company had outstanding letters of credit of $159.0 million, which typically provide credit support to various third parties for real estate activities. These letters of credit expire at various dates through September 2017. The unused portion of the letter of credit facilities was $104.3 million at December 31, 2004.
      As disclosed in the guarantee table below, the Company has provided a guarantee on certain of these letters of credit. The maximum exposure was $152.5 million as of December 31, 2004.
Pension Funds
      At times, the Company secures capital for its real estate finance business from a group of pension funds with which MFH has had relationships for over twenty-five years. Through the Group Trust and MMER, these pension funds provide the Company with debt financing. In addition, from time to time the pension funds make direct investments in debt or equity financings originated by the Company.
      The Group Trust was established by a group of pension funds for the purpose of investing in real estate debt investments. The Group Trust provides loans and lines of credit to finance a variety of the Company’s loan products. In addition, the Group Trust provides credit support for short-term credit facilities of the Company. As of December 31, 2004, these credit facilities provided $142.0 million of total potential capital for the Company’s real estate finance business. MMER is a Maryland real estate investment trust established by a group of pension funds including those invested in the Group Trust. MMER acquires equity interests in market rate income-producing real estate partnerships and provides the Company short-term lines of credit to finance the Company’s lending activities. A subsidiary of MFH is the investment manager for the Group Trust and MMER and receives advisory fees for these services. The Company also earns origination fees on the placement of equity interests in real estate partnerships with MMER, debt investments with the Group Trust and the placement of direct equity or debt investments with individual pension funds.
      The following table shows the balance of the Company’s borrowings from the Group Trust, MMER and direct pension funds at December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003

	Notes	Lines of		Notes	Lines of
	payable	Credit(1)	Total	payable	Credit	Total
(in thousands)
Group Trust	$133,885	$—	$133,885	$182,122	$4,713	$186,835
MMER	—	—	—	—	15,950	15,950
Direct pension fund investment	128,389	N/A	128,389	70,918	N/A	70,918

Total	$262,274	$—	$262,274	$253,040	$20,663	$273,703

(1)	At December 31, 2004, the Company’s borrowing facilities under its lines of credit with the Group Trust and MMER totaled $160.0 million and $35.0 million, respectively. The borrowing available through MMER is limited by MMER’s available cash.
     For the years ended December 31, 2004 and 2003, the Company structured $26.6 million and $59.6 million, respectively, in equity investments for MMER and direct pension fund investments.
Government Sponsored Enterprises
      The Company relies on the GSEs as a source of liquidity and credit enhancement. In addition, at times the Company sells to GSEs interests in tax credit equity funds. Consequently, the Company’s results may be impacted by changes in the lending and investing activities of the GSEs, particularly those that diminish their appetite for investments in affordable housing or make their debt rates relatively more expensive and therefore less attractive to the Company’s developer clients.
      Certain construction and permanent loans originated by the Company are underwritten and structured so as to be eligible for ultimate placement with GSEs. For the years ended December 31, 2004 and 2003, the Company delivered $185.3 million and $91.2 million, respectively, of loans in conjunction with GSE programs.

Other Financings
      During 2003, the Company financed the acquisition of HCI through a $120.0 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. The $120.0 million secured credit facility was repaid by December 31, 2003 with the proceeds from a common equity offering and a $38.0 million term loan and total return swap with Merrill Lynch & Company, Inc. and certain subsidiaries including Merrill Lynch Capital Services, Inc. During the fourth quarter of 2004, the $38.0 million term loan, of which $10.0 million was outstanding, was repaid and the related total return swap was terminated. The Company simultaneously executed a new promissory note and swap with outstanding balances of $30.0 million each. The new promissory note and swap contain the same terms and interest rates as the original term loan with the exception of a new maturity date of November 16, 2006 for the term loan and April 30, 2005 for the swap.
Leverage
      As a result of the acquisition of HCI and the adoption of new accounting standards, the Company’s on-balance sheet assets and liabilities increased significantly in 2003 and again in 2004. Due to the acquisition of HCI, the Company has an investment in guaranteed syndicated tax credit funds. These funds are subject to Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). FAS 66 requires consolidation of certain transactions and financings, including certain tax credit syndications and securitizations, even those with respect to which the Company believes it has minimal risk of loss. As a result of FAS 66, the guaranteed syndicated tax credit funds have been recorded on the balance sheet of the Company using finance accounting.
      New accounting standards that were adopted by the Company in 2003 and 2004 have significantly impacted the Company’s leverage. FAS 150 requires the reclassification to debt of certain securities which were previously classified as preferred equity interests in a subsidiary. FIN 46 requires the consolidation of a Company’s equity investment in a variable interest entity (“VIE”) if the Company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the Company absorbs the majority of the losses of the VIE. The Company determined its interests in bond securitizations represented equity interests in VIEs, and the Company was the primary beneficiary of the VIE and, therefore was required to consolidate the securitization trusts as of December 31, 2003. In December 2003, FASB approved various amendments to FIN 46 and released FIN 46R. The Company has general partnership interests in low-income housing tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46R in March 2004, the Company determined that it was the primary beneficiary in certain of the tax credit equity funds it originated where there are multiple limited partners. As a result, the Company consolidated these tax credit equity funds at March 31, 2004. At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership pursuant to FIN 46R. As of December 31, 2004, the Company recorded approximately $327.0 million of debt as a result of the consolidation of tax credit equity funds and Project Partnerships pursuant to FIN 46R. This debt is nonrecourse to the Company. The effects of FIN 46R pertaining to the tax credit equity funds and Project Partnerships are not considered under certain Company debt covenant compliance computations.
Risk Factors
      The following discussion outlines certain general risk factors affecting the Company. Those risk factors specific to the Company’s financial instruments are discussed in “Item 7A. Qualitative and Quantitative Disclosures about Market Risk.” in this report.

      In seeking out attractive multifamily and other real estate-related investment opportunities, the Company competes directly with a large number of lenders, including banks, finance companies and other financial intermediaries, and providers of related services such as portfolio loan servicing. Certain of the Company’s competitors have substantially greater financial and operational resources than the Company. While the Company has historically been able to compete effectively against such competitors on the basis of its service, longstanding relationships with developers and a broad array of product offerings, many of the Company’s competitors benefit from substantial economies of scale in their business and have other competitive advantages.
      In addition, in seeking permanent financing for their developments, the Company’s customers generally evaluate a wide array of taxable and tax-exempt financing options. While tax-exempt financings offer specific attractions for developers, they can be more complicated than taxable financings and can involve ongoing restrictions on the owner’s use of the property. As a result, the relative attractiveness of tax-exempt permanent financing may increase or decrease over time based on the availability and cost of taxable financing. In particular, the differential in interest expense between tax-exempt and taxable financing alternatives tends to be lower in a low interest rate environment, which tends to make the Company’s tax-exempt multifamily housing bond financings less attractive to developers than taxable alternatives. While the Company’s strategic emphasis on tax-exempt financing will — absent a major change in the Code — continue, the Company will continue to expand and diversify its other lines of business.
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
      Periods of economic slowdown or recession that result in declining property performance, particularly declines in the value or performance of multifamily properties, may adversely affect the Company. Any material decline in property values weakens the collateral value of the properties the Company invests in, and prolonged poor performance in the rental market, particularly the affordable housing market segment, could result in a decline in demand for financing. Additionally, some of the Company’s income comes from contingent interest on participating tax-exempt bonds. A decline in the performance of the related multifamily property would likely have a negative effect on the Company’s cash available for distribution.
      Other governmental policies relating to affordable housing also directly impact the Company’s business. For example, in 2000 Congress passed legislation increasing the supply of low-income housing tax credits (“LIHTC”) and tax-exempt “private activity” bonds. The amount of LIHTC, which is determined on a state-by-state basis according to each state’s population, was increased from $1.25 per capita in 2000 to $1.50 in 2001 and $1.75 in 2002. Also in 2000, Congress approved a 50% increase in allocations for tax-exempt and other “private activity” bonds, from $50.00 per state resident for 2000 to $75.00 for 2002. Current law provides for inflation-based adjustments to the amount of LIHTC and tax-exempt bond allocations; accordingly, in 2005, each state’s LIHTC allocation will be $1.85 per state resident, and its private activity bond allocation will be $80.00 per state resident. In addition, each state has minimum amounts of LIHTC and private activity bond allocations that increase with inflation. For 2005, the minimum LIHTC allocation is $2.1 million and the minimum private activity bond allocation is $239.2 million.
      The tax credit business may be directly impacted by governmental tax policies, which may affect the demand for tax credit equity investments, or by changes to regulations governing the availability or allocation of tax credits, which would affect the supply of tax credit product. Although there is a history of affordable housing subsidies by the Federal government, changes in governmental policy could have a significant and adverse effect on the Company.
      To the extent that certain other government programs are enacted or modified, they may have an impact on the Company’s tax credit business. Changes that may impact the Company’s tax credit syndication business include but are not limited to: passage of a home ownership tax credit program (which is currently supported by the Bush administration), which may reduce the supply and/or demand for LIHTC; reduction of funding for rent supplements, including the HUD voucher program, which may affect the cash flow and financial performance of LIHTC properties in funds syndicated by the Company; and significant changes to the Federal tax code which may reduce the benefits that investors currently receive from the LIHTC program.
      Demand for tax credit products may be impacted by the Community Reinvestment Act, which requires financial institutions to invest in affordable housing. As a supplier of investment products backed by affordable housing, the Company benefits from the demand for investments that help financial institutions meet Community Reinvestment Act requirements. Changes in the Community Reinvestment Act could have a significant and material effect on the Company by reducing demand for its products.
      The Company’s future results are also dependent on the Company’s maintenance of its relationships with the GSEs participating in the affordable housing market, particularly Fannie Mae. The maintenance of the Company’s DUS license with Fannie Mae is important to the continued productivity and growth of the Company’s real estate finance operations. As a DUS lender, the Company is subject to periodic reviews by Fannie Mae and must comply with a variety of underwriting and servicing guidelines imposed by Fannie Mae contractually. Noncompliance or failure to adhere to these guidelines could result in loss of delegated authority and a revocation of the Company’s DUS license. Alternatively, Fannie Mae could impact the value of the DUS license to the Company by either issuing new DUS licenses to the Company’s competitors or changing the delegated authority of its DUS lenders or making it more costly or otherwise more difficult for DUS lenders to underwrite and service loans on Fannie Mae’s behalf.
      In addition, because Fannie Mae and Freddie Mac are the largest corporate buyers of low-income housing tax credits in the industry, any change in their appetite for such credits, or the Company’s loss of either Fannie Mae or Freddie Mac as a LIHTC customer, could adversely affect the Company’s syndication business.
      The Company’s future results could also be impacted by deterioration in the credit quality of Fannie Mae and Freddie Mac, which provide credit enhancement that facilitates the securitization of certain of the Company’s assets. If Fannie Mae or Freddie Mac ceased to provide such support, the Company would have to seek alternative forms of credit support in order to continue to securitize those assets currently credit enhanced by Fannie Mae and Freddie Mac. The Company does not have any reason to believe that either entity will cease to provide such support.
      Recently, Fannie Mae and Freddie Mac have been under heavy scrutiny by the Office of Federal Housing Enterprise Oversight and Congress and, in the case of Fannie Mae, by the SEC. Both have experienced accounting problems and changes in top management. It is possible that the on-going scrutiny of Fannie Mae and Freddie Mac could result in changes in their regulatory oversight, accounting practices or special benefits, including the following: (1) their earnings are exempt from state and local corporate income taxes; (2) their securities are exempt from SEC registration requirements; and (3) their securities are eligible for unlimited investment by Federally insured thrifts, national banks and state bank members of the Federal Reserve system. A number of sizeable financial services companies and trade associations have launched a concerted effort to limit the growth of the GSEs and spur close examination of how the benefits of their GSE status are being employed. While it is impossible to predict what changes will occur and what their impact will be on the activities of the GSEs, any changes could conceivably result in a contraction of the GSEs’ support of the affordable housing market or an increase to the GSEs’ cost of capital, either of which could make some of the Company’s products less competitive.
      The Company relies on the GSEs as a source of liquidity and credit enhancement. The Company’s results may be impacted by changes in the strategic direction of the GSEs, particularly those that diminish their appetite for investments in affordable housing. In addition, changes in the GSEs’ charters could reduce their capital cost advantage, which in turn, could have a negative impact on the Company.
      The pension fund participants in the Group Trust and MMER provide financial support to the Company’s real estate finance activities. While the Company believes its relations with these pension funds are good, it is possible that these funds will reduce or withdraw their financing commitments in the future.
      The Company’s capital partners require collateral support for providing capital to the Company. As a result, the Company posts its assets as collateral to support its borrowings under notes payable, lines of credit, and securitization facilities. The degree to which the Company’s investments and other assets are pledged as collateral varies according to asset class; however, the Company’s collateral arrangements can be summarized as follows:

•	Tax-exempt Bonds. The majority (approximately $955.9 million carrying value as of December 31, 2004) of the Company’s tax-exempt bonds are owned in a subsidiary, TE Bond Sub, which has issued nine series of cumulative preferred shares with an aggregate redemption value of $241.0 million. The holders of the preferred shares have a senior claim to the income from this subsidiary. In addition, $537.0 million (the majority of which is held in TE Bond Sub) of the Company’s investments in tax-exempt bonds were pledged as collateral for securitization facilities, notes payable and lines of credit as of December 31, 2004.
•	Loans Receivable. Substantially all of the Company’s construction loans (approximately $485.9 million as of December 31, 2004) are pledged as collateral to support borrowings under the Company’s notes payable, bank lines, pension fund credit lines or other credit facilities. Certain of the Company’s supplemental and permanent loans totaling $46.7 million and $24.6 million, respectively, as of December 31, 2004 are pledged as collateral under short-term bank lines of credit. Certain of the Company’s other taxable loans totaling $0 as of December 31, 2004 are pledged for securitization facilities and other programs.
•	Restricted Assets. The Company’s restricted assets include cash and short-term investments pledged as collateral under terms of the Company’s interest rate swap contracts, securitizations, certain guarantees and other obligations (see Note 7 to the Company’s consolidated financial statements).
•	Investments in Partnerships. A portion of the Company’s investments in partnerships is pledged as collateral for borrowings under a line of credit. In addition, a portion of the Company’s investments in partnerships on the consolidated balance sheets relates to certain tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement with the assets of the fund. Although GAAP required the inclusion of the properties in these funds in investments in partnerships as of December 31, 2004, the Company does not own or control them; therefore, the Company considers these assets to be restricted.

      The table below shows the proportion of the Company’s total assets (excluding goodwill and interests in bond securitizations carried as liabilities), which was either pledged as collateral or otherwise restricted as of December 31, 2004 and 2003.

	2004		2003
(in millions)
Tax-exempt bonds pledged	$537.0		$452.3
Loans receivable pledged	557.2		480.1
Restricted assets	72.8		75.5
Bonds in securitization trusts	584.0		555.2
Residual interests in bond securitizations, net	3.7		—
Investments in partnerships, pledged	39.1		101.8
Investments in partnerships, restricted	149.1		110.6

Total	$1,942.9		$1,775.5

As % of total assets, excluding goodwill and intangible assets	61.1	%(1)	84.0%
Total assets	$3,310.3		$2,249.6
Goodwill and intangible assets	(129.0)		(134.7)

	$3,181.3		$2,114.9

(1)	This percentage does not take into account the fact that, at December 31, 2004, the Company’s common equity interest in TE Bond Sub was pledged as collateral to secure the Company’s total return swap associated with the Company’s $30.0 million term loan. Assuming for purposes of calculating this percentage that additional bond assets having a fair value of $30.0 million were treated as having been pledged, the pro forma figure would be 62.0%.
     For several years, the Company has been engaged in a comprehensive overhaul of its information systems infrastructure in order to develop scalable, integrated accounting and financial reporting, loan underwriting, deal management and loan servicing systems tailored to the Company’s needs and expected growth profile. As of December 31, 2004, the Company had: (1) standardized its hardware and internal communications platforms; (2) upgraded its accounting and financial systems to an enterprise resource planning system; and (3) implemented new loan servicing systems to increase the efficiencies in its permanent and construction loan servicing. The Company has also invested in asset management software to move towards a fully integrated system for all assets under management. Management expects these information systems upgrades to continue at least through 2005. The Company believes that successful implementation of the upgrades will increase the Company’s efficiency in future years; however, delays or complications in implementation may have an adverse impact on the Company’s operations.
      The operating results from the Company’s tax credit equity syndication business, which increased significantly as a portion of its total business as a result of the HCI acquisition, are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest revenues from that business — and thus overall — will occur in the third and fourth calendar quarters. In addition, seasonality in tax-exempt bond originations results in higher volume in the second calendar quarter and especially in the fourth calendar quarter. Because of the effect of seasonality on the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year. Seasonal fluctuations in cash flow may impact the cash distributions to shareholders on a quarterly basis.
      Substantially all of the Company’s investments are illiquid. There is no regular trading market for substantially all of the Company’s investments. This lack of liquidity would be worse during turbulent market conditions or if any of the Company’s tax-exempt bonds were determined to be taxable or go into default. If the Company requires additional cash during a turbulent market, it may be necessary to sell investments on unfavorable terms. In addition, the illiquidity associated with the Company’s investments makes them hard to value and may cause significant changes in the fair value of the investments, which would be reflected in carrying value and other comprehensive income. Significant unfavorable changes in the fair value of the Company’s investments could reduce the value of its common shares and its ability to pay distributions to holders of its common shares. Additionally, the Treasury Department recently released proposed regulations governing “tax shelter opinions” that could apply to tax-exempt bonds. If finalized in their current form, the regulators could cause the opinions or disclosures for tax-exempt bonds to substantially change, which could affect the fair market value and liquidity of tax-exempt bonds. Thus the Company’s ability to realize cash proceeds from these investments might be reduced, resulting in a decrease in its ability to pay distributions to holders of its common shares. The form of the final regulations, their effective date and their impact on the market for tax-exempt bonds are unclear.
      A portion of the Company’s investments are subordinated securities or interests in bonds that are junior in right of payment to other bonds, notes or instruments. Among the risks of these investments are that borrowers may not be able to make payments on both the senior and the junior interests and that the value of the underlying asset may be less than the amounts owed to both the senior and the junior interest holders. As a consequence, the Company, as a holder of the junior security, could receive less than the full and timely repayment of its investment. Moreover, the holders of the senior interests may control the ability to enforce remedies. Without the consent of the senior holders, the Company will have limited ability to take actions that might protect its interests. If the cash flow with respect to a particular investment is not sufficient to make full payments on the junior interests, this may adversely affect the amount of cash that the Company has available to make distributions to holders of its common shares.
      All of the Company’s income is derived from contractual obligations, and therefore the Company’s income depends on the performance of the Company’s contractual counterparties. Some of the Company’s structured transactions, such as the securitization transactions, are extremely complex. The Company also engages in limited amounts of buying and selling of hedging products and mortgage instruments, including, but not limited to, buying and selling total return swaps and financial futures contracts and options on financial futures contracts and trading forward contracts in order to hedge bond purchase commitments. These instruments are complex and can produce volatile results, including margin calls. Hedging and participating in structured transactions, particularly of a complex nature, exposes the Company to the credit risks of counterparties who may in certain circumstances not pay or perform under their contracts. Accordingly, the Company cannot assure that its investment or hedging strategies will have the desired results.
      The Company has obligations under guarantee and loss sharing agreements. As part of the Company’s regular business, it sometimes guarantees obligations of third parties and agrees to share losses, if any, with investors and other counterparties. These commitments include guarantees of payment on bank credit lines, tax indemnities to holders of preferred shares issued by one of its subsidiaries, guarantees for the benefit of investors in its tax credit equity syndication business, guarantees of performance on certain financing and swap agreements and guarantees of payment and loss sharing agreements with financial partners. The Company assumes these obligations to facilitate the completion of some investments it makes and transactions it structures, and to increase the yield it offers to shareholders and can realize itself or decrease the rate charged to the Company by investors or lenders. If the Company were required to fulfill obligations on one or more of these commitments, it would adversely affect the amount of cash that the Company would have available to make distributions to holders of the Company’s common shares. The Company is a party to a number of credit facilities and other borrowings that could have significant adverse effects on its business. This debt makes it more difficult to obtain additional financing on favorable terms, and requires the Company to dedicate a substantial portion of cash flows from operations to the repayment of principal and interest on debt, imposes operating and financial restrictions that may impair the Company’s ability to respond to changing business and economic conditions or to grow business and makes the Company more vulnerable to economic downturns. If the Company is unable to generate sufficient cash flows from operations in the future, it may have to refinance all or a portion of its debt and/or obtain additional financing. The Company may not be able to obtain refinancing or additional financing on favorable terms.
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
      The Company’s CDD bonds are secured by special assessments to be paid by the owners of the land being improved as part of the community development project. The land owners are not legally bound to pay more than the assessment on their parcel of land, so if any development does not meet financial expectations or is otherwise delayed, or in the event of a developer bankruptcy, there could be a shortfall in the amount of assessment revenues to pay the bonds.
      The Company holds investments that have failed in the past to meet their debt service obligations and may fail to meet their obligations again in the future. Additionally, some of the Company’s tax-exempt bonds have been refunded on terms that defer, and in certain circumstances reduce, the debt service obligations on such tax-exempt bonds. The Company generally has no ability to limit or initiate these refundings. The Company cannot assure that defaults and refundings will not occur in the future and that when they do occur, that they will not result in reduced cash flow from its investments. At December 31, 2004, 2003 and 2002, $185.5 million, $136.7 million and $115.5 million (face value), respectively, of tax-exempt bonds and loans were on non-accrual status. Interest income recognized on these bonds and loans was $7.8 million, $6.6 million and $9.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additional interest income that would have been recognized by the Company had these bonds and loans been on accrual status was approximately $6.0 million, $3.7 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      A decrease in market interest rates may result in a bond issuer redeeming or a bond borrower prepaying or refinancing the bond prior to its stated maturity. The Company may not be able to reinvest the proceeds of any redeemed investment at an attractive rate of return. This may adversely affect the Company’s ability to generate sufficient net income to pay distributions to holders of its common shares. An increase in market interest rates may lead the Company’s securitization counterparties or prospective purchasers of its existing investments to demand a higher annual yield than they currently receive. This could increase the Company’s cost of capital and reduce the market value of its investments, and may result in a reduction, possibly to zero, of interest distributions the Company receives from its residual trust interests. These occurrences would adversely affect the amount of cash that the Company has available to discharge its obligations to the holders of its common shares. In addition, an increase in market interest rates could lead to a decrease in the value of some of its investments. This could cause some counterparties to demand additional collateral to preserve its existing securitization facilities. To the extent that additional collateral could not be provided to satisfy these demands, these securitization facilities could be terminated, which could also adversely affect the Company’s financial condition and it may not be able to generate sufficient net income to pay distributions to holders of its common shares.

      Tax-exempt income could decrease if the focus of the Company’s business changes. If the real estate finance segment of the business, which generates taxable income, represents a larger percentage of the Company’s business in the future or if the Company invests in a larger percentage of taxable investments, the percentage of net income that is tax-exempt could decrease significantly. Additionally, the Company receives interest income on intercompany loans made to corporate subsidiaries and it also receives dividend income from corporate subsidiaries. Unlike tax-exempt distributions from a subsidiary organized as a limited liability company that can act as a pass through entity, taxable interest income and dividend income from a corporation are not tax-exempt. The percentage of net income that is tax-exempt could decrease significantly if, and to the extent, the Company receives interest or dividends from corporate subsidiaries. Investors may be less willing to fund the Company’s operations if the after-tax return on their investment decreases, which could raise the Company’s cost of financing and decrease the amount of cash available for distribution.
      The Company’s major policies, including policies with respect to acquisitions, financing, growth, debt, capitalization, interest rate risk management and distributions, are determined by its board of directors. Although the board of directors has no present intention to broadly change the Company’s business plan, the board of directors may amend or revise these and certain other policies from time to time without a vote of shareholders. Accordingly, shareholders will have no control over certain changes in the Company’s policies. Such changes could affect the returns to the Company’s shareholders.
      The Company’s organizational documents contain provisions that may be deemed to have an anti-takeover effect. These provisions are intended to enhance the likelihood of continuity and stability in the composition of the Company’s board of directors and management and in the policies formulated by the board of directors and to discourage an unsolicited takeover if the board of directors determines that such a takeover is not in the best interests of the Company’s shareholders. These provisions may, however, have the effect of delaying, deferring or preventing a takeover attempt that a shareholder might consider to be in the shareholder’s best interest, including offers that might result in a premium over market price for the common shares. These provisions may reduce interest in the Company as a potential acquisition target or reduce the likelihood of a change in the Company’s management or voting control without the consent of the then incumbent board of directors. In addition, if certain business combination or share acquisition transactions occur, and the Company’s special shareholder — Shelter Development Holdings, Inc., an affiliate of the Company’s Chairman — does not approve of the transaction, the special shareholder has the right to withdraw as a shareholder and, in that event, the Company would be obligated to pay the withdrawing special shareholder $1.0 million.
      The Company business prospects are directly impacted by governmental tax policies, which affect demand for its debt and equity financing products as well as investor demand for its securities. Although there is a history of affordable housing subsidies by the Federal government, changes in governmental tax policy could have a significant and material effect on the Company. The Bush administration has appointed a commission to investigate and recommend changes in the tax laws. There has been speculation about what the recommendations will be. It is possible that there will be some recommendations, which, if enacted, could have a significant negative impact on the Company. These impacts could be direct, such as abolition of the LIHTC, or indirect, by making other investments more attractive to the Company’s investors, or making the Company’s debt and equity products less attractive to its customers and clients. Changes in tax rates could have similar effects, for example, by making tax-exempt bonds less attractive. There could also be changes that might create new opportunities for the Company, such as the enactment of a single-family housing tax credit. The fact that various proposals are being made and discussed could cause investors and borrowers to delay entering into transactions until the likely outcome is known. This could lead to a reduction in the Company’s transaction volume, which could negatively impact its operating results, even if no changes to the Code are ultimately enacted.
      On the date of initial issuance of each of the tax-exempt bonds in which the Company invests, bond counsel, or special tax counsel, rendered an opinion to the effect that, based on the Federal income tax law in effect on the date of issuance, interest on such tax-exempt bonds was excludable from gross income for Federal income tax purposes, except with respect to any tax-exempt bond, other than a tax-exempt bond the proceeds of which are loaned to a charitable organization qualifying as a certain type of tax-exempt organization under the Federal income tax law, during any period in which such tax-exempt bond is held by a “substantial user” of the property or by a “related person” to such substantial user as such terms are described in the relevant provisions of the Federal income tax law. These opinions are typically conditioned on the compliance with state and local usury laws. For purposes of this discussion, the Company treats Federal income tax law as a body of authorities consisting of the Code, Treasury Regulations issued under the Code, administrative interpretations of the Code and judicial interpretations of the Code.
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
      Prior to the acquisition of the participating tax-exempt bonds, the Company’s predecessor received opinions of counsel to the effect that, based upon certain assumptions described in the opinions, more likely than not, each of these tax-exempt bonds would be treated, for Federal income tax purposes, as representing indebtedness and that no portion of the tax-exempt bond or any payments receivable thereunder would be considered (i) an equity interest in the conduit borrower, (ii) an equity interest in a venture between the Company and the conduit borrower or (iii) an ownership interest in the underlying properties. The Company has received similar opinions with respect to the participating subordinate tax-exempt bonds and one additional tax-exempt bond that the Company acquired afterward.
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
      The Company will use various accounting and reporting conventions to determine each shareholder’s allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions. The Company’s allocation provisions will be respected for Federal income tax purposes only if they are considered to have a “substantial economic effect” or are in accordance with the partners’ “interest in the partnership.” There is no assurance that the Internal Revenue Service will agree with the Company’s various accounting methods, conventions and allocation provisions, particularly its allocation, pursuant to an election made by the Company, to shareholders of adjustments attributable to the differences between the shareholders’ purchase price of common shares and their shares of the Company’s tax basis in its assets.
      The Company operates as a partnership for Federal income tax purposes. This permits the Company to pass through most of its tax items, including taxable income, tax-exempt income, deductions, credits and other tax items, to shareholders. The listing of common shares on the New York Stock Exchange, however, causes the Company to be treated as a “publicly traded partnership” for Federal income tax purposes. As a publicly traded partnership, the Company will be taxed as a corporation for any taxable year in which less than 90% of its gross income consists of “qualifying income.” Qualifying income includes interest (including tax exempt interest), dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items.
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
      The Company has completed three acquisitions and, as the Company continues to grow and diversify its business, the Company may make additional acquisitions in the future. Integration of acquisitions generally involves a number of risks, including the diversion of management’s attention to the assimilation of the operations of businesses, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of personnel, challenges in retaining the customers of the combined businesses and potential adverse effects on operating results. If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner, its business and its growth prospects could be negatively affected.
      After the Company’s formation in 1996, it issued four kinds of securities. The Company’s Operating Agreement required it to redeem all of these securities, other than its common shares, upon the occurrence of certain events relating to a pool of bonds originally acquired by the Company’s predecessor. As some of these events occurred, the Company redeemed portions of the securities. In January 2002, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, known as Merrill Lynch, acquired custodial receipts representing interests in five of the bonds that had been owned by the Company’s predecessor. After Merrill Lynch acquired the custodial receipts, the Company redeemed the remaining outstanding securities, other than its common shares. There can be no assurance that the former holders of these securities will not challenge the values the Company assigned to, or the redemption of, their shares. Such challenges could negatively affect the Company’s financial results.
      The Company has in the past obtained, and may in the future obtain, a portion of its funding from securitizing tax-exempt bonds. When the Company securitizes a bond and purchases only subordinate certificates, the Company’s rights are subordinate to the payment in full of the value of outstanding senior certificates. Under the Company’s policies in effect prior to September 30, 2001, and consistent with generally accepted accounting principles, the Company did not include these obligations and the related assets on its balance sheet. Although generally accepted accounting principles allow the Company to keep similar financing generated by future securitization transactions off its balance sheet, due to potential accounting issues associated with off-balance-sheet transactions the Company decided to change its policies for most transactions entered into after September 30, 2001. Under the Company’s revised policies, it intends to treat most future securitization transactions in which the Company owns interests in the bonds prior to their securitization as borrowings and include the senior certificate obligations and the related assets on its balance sheet.
      The Company intends to conduct business so as not to become regulated as an investment company under the Investment Company Act of 1940 as amended. The Company is exempt from registration because, directly and through majority owned subsidiaries, it is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. In order to qualify for this exemption, according to current interpretation of the Staff of the SEC, the Company must maintain at least 55% of assets directly in mortgages and other liens on and interests in real estate, and at least 80% of assets in real estate-type interests. Unless an investment represents all of the certificates issued with respect to a pool of mortgages, the investment may be treated as separate from the underlying mortgage loans and, thus, may not be considered as a qualifying interest for purposes of the 55% requirement. Additionally, the Company must own “whole” bonds in order for its mortgage bonds to be considered qualifying interests for purposes of the 55% requirement. The Company’s interests and some tax-exempt bonds, however, are not qualifying interests. The requirement that the Company maintain 55% of its assets in qualifying interests may inhibit its ability to acquire assets or to securitize additional interests in the future. If the Company fails to qualify for an exemption from registration as an investment company, it would be unable to conduct business as it currently does, which could result in penalties and additional operating costs. Additionally, each of the Company’s subsidiaries must qualify individually for an exemption from registration. Even if the Company maintains its current exemption, if one or more of its subsidiaries becomes subject to registration, the Company would be unable to conduct business as it currently does.
      The Company’s ability to achieve its investment objectives depends largely on its ability to successfully securitize its tax-exempt bonds, continue to operate its existing securitization programs and manage its exposure to interest rate risks. Some of the Company’s tax-exempt bonds may have credit or other characteristics which make them unsuitable for securitization at a given time. In addition, as discussed above, certain types of securitized tax-exempt bonds may not be considered “qualifying interests” for the purposes of the 55.0% requirement under the Investment Company Act of 1940. Any failure to maintain existing or consummate new securitization and interest rate swap transactions could reduce the Company’s net interest income and have a material adverse effect on its operations.
      A portion of the construction lending the Company originates through MFH is facilitated by its access to funds from the Group Trust. The Group Trust is funded by a group of pension funds that are under no obligation to continue their investments in the trust. If these pension funds were to liquidate their investments in the Group Trust or MMER, the Company’s ability to grow its operating segment would be impaired until such time as the Company obtains alternative sources of capital and advisory fees and other income, if the Company were able to do so.
      An affiliate of Mark K. Joseph, the Company’s Chairman, provides property management functions for some of the properties securing the Company’s investments. This affiliate receives property management fees under management contracts. The Company’s management believes that these contracts provide for fees that are at or below market rates. Each of these management contracts will continue to be renewed only if it provides property management services at a price competitive with the prices that would be charged by independent third parties for comparable goods and services in the same geographic location and, in the case of any management contract with any company managed or controlled by any member of the Company’s board of directors, the contract is approved by a majority of the Company’s independent directors. Nonetheless, conflicts may exist in determining whether to renew or terminate these management contracts and in setting the fees payable under these contracts because any change in the fees could affect the amounts available to make payments under the related tax-exempt mortgage revenue bonds.
      Mr. Joseph controls interests in, and one other officer own interests in, entities that own some of the properties that either secure the Company’s investments or otherwise relate to projects from which it syndicates tax credits. The Company transferred the deeds to some of these properties to these related entities in order to protect its investments or preserve the availability of the tax credits the Company had syndicated to its investors. The Company’s officers do not generally realize any value from these transactions. These entities could have interests that do not coincide with, or even are adverse to, the Company’s interests. If these affiliated entities choose to act solely in accordance with their own interests, it could adversely affect the Company. Among the actions these entities could take might be selling a mortgaged property, thereby causing a redemption event for the Company’s investment at a time and under circumstances that could be disadvantageous to the Company.
      The Company has in the past syndicated, and expects in the future to continue to syndicate, tax credits earned by projects developed by affiliates of Mr. Joseph. These affiliates of Mr. Joseph earn developer fees from the projects.
      Additionally, certain of the Company’s officers serve entities that operate for the benefit of third parties and its shareholders in fiduciary capacities. For example, as directors of TE Bond Sub these officers have fiduciary responsibilities to holders of that subsidiary’s preferred shares, which are owned by third parties, and to the Company, as the holder of that subsidiary’s common shares. There may be instances where the interests of TE Bond Sub and its shareholders may not coincide with, or may even be adverse to, the interests of the holders of the Company’s common shares. Similar issues arise in connection with the Group Trust and a charity with which the Company is affiliated and to which the Company makes contributions. The Company established this charity in order to ensure that a 501(c)(3) entity would continue to act as borrower on certain bonds (the terms of which require such an entity to act as borrower in order for the bonds to remain tax exempt) in the event of a default by the original owner and the Company’s foreclosure on the property.
      Environmental problems at the properties securing the Company’s investments could reduce the interest payments to the Company as well as the value of the collateral securing the investment and the investment itself. The Company’s tax-exempt bonds, interests in bond securitizations and investment in partnerships are generally secured by real estate. Under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is generally liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under or in such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of these substances. The costs of removal or remediation could be substantial and could negatively impact the availability of cash flow at the property level for payments on the Company’s investments. The Company has obtained Phase I environmental site assessments (which involve inspection without soil sampling or groundwater analysis). The Company cannot assure shareholders that the environmental assessments or inspections have revealed all environmental liabilities and problems relating to the properties or that nothing has occurred since the completion of such assessments. Additionally, the Company cannot assure investors that the properties on which no environmental assessment was conducted do not contain regulated toxic or hazardous substances. The Company expects that all investments acquired in the future will have Phase I environmental site assessments.
      Terrorist attacks or acts of war may cause damage or disruption to the Company and its employees, facilities, information systems and properties securing the Company’s investments, which could significantly impact its financial condition. The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause the Company’s business to suffer in ways that the Company currently cannot predict. The military action taken by the United States and its allies in Iraq and elsewhere could have a short or long term negative economic impact upon the financial markets and the Company’s business in general. In addition, events such as those referred to above could cause or contribute to a general decline in equity valuations, which in turn could reduce the market value of an investment in the Company’s common shares.
Contractual Obligations
      The following table provides the Company’s commitments, as of December 31, 2004, to make future payments under the Company’s debt agreements and other contractual obligations:

	Payment due by period

		Less than			More than
	Total	1 year	1-2 years	3-5 years	5 years
(in thousands)
Short-term debt	$413,157	$413,157	$—	$—	$—
Notes payable	688,137	500,617	187,520	—	—
Long-term debt	164,014	—	67,241	29,003	67,770
Operating lease obligations	22,647	6,401	8,436	2,838	4,972
Unfunded loan commitments	482,491	482,491	—	—	—
Unfunded equity commitments	463,134	463,134	—	—	—
Employment Contract Commitments	6,030	2,973	3,057	—	—

Total	$2,239,610	$1,868,773	$266,254	$31,841	$72,742

Guarantees
      The Company’s maximum exposure under its guarantee obligations is not indicative of the Company’s expected loss under the guarantees.

      The following table summarizes the Company’s guarantees by major group at December 31, 2004 and 2003.

		December 31, 2004			December 31, 2003

(in millions)		Maximum	Carrying		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral	Exposure	Amount	Supporting Collateral

Loss-sharing agreements with Fannie Mae and GNMA	(1)	$189.1	$—	$5.4 million Letter of Credit pledged	$181.4	$—	$5.2 million letter of credit pledged
Bank line of credit guarantees	(2)	187.1	187.1	Investment in partnership, loans and tax-exempt bonds totaling $202.9 million	256.4	256.4	Investment in partnership and loans totaling $258.9 million
Tax credit related guarantees	(3)	417.0	187.6	$24.3 million of tax- exempt bonds and cash	293.8	151.3	$1.3 million of cash
Other financial/payment guarantees	(4)	295.2	166.1	$336.6 million of cash, equity and tax-exempt bonds	177.0	13.3	$3.8 million of cash and tax-exempt bonds
Put options	(5)	105.6	—	$55.6 million of tax- exempt bonds	122.5	—	$70.1 million of loans and tax-exempt bonds
Letter of credit guarantees	(6)	152.5	76.6	$2.4 million of cash	54.0	40.0	$1.1 million letter of credit pledged
Indemnification contracts	(7)	32.0	11.1	None	73.3	56.5	None
Trust preferred guarantee	(8)	85.3	85.3	None	—	—

		$1,463.8	$713.8		$1,158.4	$517.5

Notes:

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit is $185.9 million at December 31, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

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

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued in May and September 2004. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.
Off-Balance Sheet Arrangements
      The Company may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent off-balance sheet debt for the Company. These senior bonds that are not reflected on the Company’s balance sheet at December 31, 2004 and 2003 totaled $11.9 million and $20.5 million, respectively (face amount).
      The Company securitizes bonds and other assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. The substantial majority of the Company’s securitizations are reflected as indebtedness on its consolidated balance sheet, and off-balance securitizations are not material to the Company’s liquidity and capital needs. At December 31, 2004 and 2003, the Company’s total off-balance-sheet debt relating to securitizations totaled $144.1 million and $83.6 million, respectively.
Distribution Policy
      The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company’s board of directors declares quarterly distributions based on management’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and available cash.
      The Company’s distribution per common share for the three months ended December 31, 2004 and 2003 was $0.4725 and $0.4525, respectively. The Company’s distribution per common share for the years ended December 31, 2004 and 2003 was $1.8600 and $1.7950, respectively.
Cash Flow
      At December 31, 2004 and 2003, the Company had cash and cash equivalents of approximately $92.9 million and $50.8 million, respectively. Cash flow from operating activities was $54.1 million, $45.7 million and $97.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The $8.4 million increase in operating cash flow for 2004 versus 2003 is due primarily to a decrease in net income before discontinued operations and cumulative effect of a change in accounting principle of $32.5 million, a decrease in non-cash items and tax benefits of $15.3 million and an increase in net changes in assets and liabilities of $56.2 million. The $51.4 million decrease in operating cash flow for 2003 versus 2002 is primarily attributable to a $19.0 million increase in the Company’s net income before discontinued operations and cumulative effect of a change in accounting principle due to the increase in the tax credit business offset by a $55.3 million decrease in the net changes in assets and liabilities and a $15.1 million decrease in non-cash items and tax benefits.
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

Investment in Tax-Exempt Bonds and Interests in Bond Securitizations
      Investment in tax-exempt bonds and interests in bond securitizations (collectively, “investments in bonds”) are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). All investments in bonds are classified and accounted for as available-for-sale debt securities and are carried at fair value. Unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates on an ongoing basis the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company’s policy discussed in the Other-Than-Temporary Impairments on Bonds section of this discussion. Future adverse changes in market conditions or poor operating results from the underlying real estate could result in losses or an inability to recover the carrying value of the investments.
      The Company bases the fair value of non-participating bonds (i.e., bonds that do not participate in the net cash flow and net capital appreciation of the underlying properties) and interests in bond securitizations, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds or investments. Net operating income is one of the key assumptions used to value the non-participating bonds and interests in bond securitizations. Had net operating income been decreased by 10% and 20%, the fair value of the bonds and interests in bond securitizations would have decreased by approximately $35.7 million and $69.2 million, respectively.
      The Company determines the fair value of participating bonds that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. The Company selected discount rates ranging from 10.1% to 12.9% and capitalization rates ranging from 7.8% to 10.75% for the year ended December 31, 2004. Increasing the discount rates by 50 basis points and the capitalization rates by 100 basis points would result in decreasing the recorded asset on the Company’s balance sheet by approximately $12.6 million, with an offsetting decrease to other comprehensive income.
      Because the Company’s investment in tax-exempt bonds and interests in bond securitizations are secured by non-recourse mortgage loans on real estate properties, the value of the Company’s assets is subject to all of the factors affecting bond and real estate values, including macro-economic conditions, interest rate changes, demographics, local real estate markets and individual property performance. Further, many of the Company’s investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower’s ability to meet principal and interest payments.
Other-Than-Temporary Impairments on Bonds
      The Company evaluates on an ongoing basis the credit risk exposure associated with its assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. The Company considers the credit risk exposure of the investment, the Company’s ability and intent to hold the investment for a period of time to allow for anticipated recoveries in market value, the length of time and extent to which the market value has been less than carrying value, the financial condition of the underlying collateral including the payment status of the investment and general economic and other more specific conditions applicable to the investment, other collateral available to support the investment and whether the Company expects to recover all amounts due under its mortgage obligations on a net present value basis. Third party quotes of securities with similar characteristics or discounted cash flow valuations are used to assist in determining if an impairment exists on investments. If the fair value of the investment is less than its amortized cost, and after assessing the above-mentioned factors, it is determined that an other-than-temporary impairment exists, the impairment is recorded currently in earnings and the cost basis of the security is adjusted accordingly.

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
      The Company selected a discount rate of 12% for the year ended December 31, 2004. Using a lower discount rate of 10% would result in increasing the recorded asset on the Company’s balance sheet by approximately $258,000, with an offsetting increase in the Company’s corresponding gain on sale of loans. Using a higher discount rate of 14% would result in decreasing the recorded assets on the Company’s balance sheet by approximately $224,000, with an offsetting decrease in the Company’s corresponding gain on sale of loans.
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
Goodwill
      In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”) and No. 142 “Goodwill and Other Intangible Assets (“FAS 142”), which were effective July 1, 2001 and January 1, 2002, respectively. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. All goodwill was tested for impairment in accordance with the provisions of FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets, other than goodwill, recorded by the Company were indefinitely lived; therefore, amortization of these intangible assets has not ceased.
      The Company bases its test for impairment on the present value of estimates of the future cash flows generated by the reporting units containing goodwill discounted at market discount rates. The Company selected a discount rate of 9% for the year ended December 31, 2004. Increasing the discount rate by 10% and 20% would result in an approximate decrease in the estimated value of the reporting units of $66.3 million and $125.6 million, respectively. These decreases in value would not require the Company to record impairment.
      The Company estimated the growth in the future cash flows generated by the reporting units based on assumptions of 4% annual growth in revenue and 4% annual growth in expenses. Decreasing the assumed annual revenue growth rate by 10% and 20% would cause a decrease in the value of the estimated value of the reporting units of $77.4 million and $151.5 million, respectively. These decreases in value would not require the Company to record impairment. Increasing the assumed annual expense rate by 10% and 20% would cause a decrease in the estimated value of the reporting units of $46.4 million and $94.9 million, respectively. These decreases in value would not require the Company to record impairment. Additionally, tax and regulatory changes could have unpredictable impacts which can not be easily captured in a discounted cash flow analysis.

Tax Credit Guaranteed Funds
      The Company accounts for its transactions with guaranteed funds under Statement of Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” (“FAS 66”). In conjunction with the sale of certain partnership interests, the Company may provide performance guarantees on the Project Partnerships or guarantees to the tax credit equity fund investors. The Company earns fees for providing these guarantees. Fees received for providing these guarantees are deferred and recognized as income over the guarantee period.
      FAS 66 generally requires the profit to be deferred on a sale of real estate when the seller of the real estate guarantees a return on the buyer’s investment or a return on that investment for a limited or extended period. The Company is deemed to have continuing involvement with Project Partnerships that are sold by the Company with a guarantee to a tax credit equity fund. In accordance with FAS 66, the investor capital paid into a tax credit equity fund where the investors are provided a guarantee by the Company is recorded as a guarantee liability in the consolidated balance sheet. In addition, the assets, liabilities and operations of the tax credit equity fund are recorded in the consolidated financial statements. The guarantee liability is recognized as guarantee income over the life of the guarantee period. A gain or loss is recorded upon the termination of the guarantee as the assets and liabilities are removed from the consolidated financial statements.
New Accounting Pronouncements
      In January 2003, the FASB approved FIN 46 which requires the consolidation of a company’s equity investment in a VIE if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the “expected losses” of the VIE as defined in the pronouncement. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, FASB approved various amendments to FIN 46 and released FIN 46R. In addition, FASB extended the effective date of FIN 46 until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time.
      The Company’s interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its bond securitization trusts were special purpose entities (“SPEs”) and did not qualify for the deferral. Therefore, these securitization trusts were consolidated at December 31, 2003. The Company examined each of its SPEs to determine if it met the definition of a qualified SPE. Certain of the Company’s SPEs are qualified SPEs and are not consolidated accordingly.
      The Company initially measured the assets and liabilities of the securitization trusts at the carrying amounts.
      The Company has general partnership interests in tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46R in March 2004, the Company determined that it was the primary beneficiary in certain of the funds it originated where there are multiple limited partners with restrictions on their ability to sell, transfer or pledge their investment. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the assets and liabilities of the funds, consisting primarily of restricted cash, investments in real estate partnerships and notes payable, which are nonrecourse to the Company, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest (expense) income in the Company’s consolidated statement of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.2 billion, consisting primarily of $1.4 billion in investment in partnerships, $129.5 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the Company. The Company recorded $1.2 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds.
      At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership pursuant to FIN 46R. Such consolidation was inadvertently not recorded in the first quarter in conjunction with the adoption of FIN 46R but was recorded in the second quarter of 2004 and resulted in an increase in assets of $172.0 million, an increase in liabilities of $172.0 million, which are non-recourse to the Company, and net income of zero. The Company does not believe that the error in the first quarter was material. At December 31, 2004, $177.5 million of land, building and equipment is collateral for the obligations of the underlying Project Partnership.
      The Company also has a general partnership interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $2.1 billion and liabilities of $263.9 million as of December 31, 2004 have not been consolidated and continue to be accounted for using the equity method.
      The Company initially measured the assets and liabilities of the tax credit equity funds at fair value as of July 1, 2003, the acquisition date of HCI, which was the point in time that the Company first met the criteria to be the primary beneficiary of the VIE. For funds consolidated pursuant to FIN 46R as of March 31, 2004, the fair value was used to record the net assets of the tax credit equity funds when the fair value was less than the carrying amount. For funds where the Company took ownership of the general partnership interest in the underlying Project Partnership in which the fund held an investment, the underlying Project Partnership was recorded at cost in consolidation. During the quarter ended December 31, 2004, the Company amended certain of its funds to remove certain restrictions placed on limited partners’ ability to sell, transfer or pledge their investments. As a result, funds with assets of $954.8 million and liabilities of $134.6 million have been deconsolidated.
      In December 2004, FASB approved Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“FAS 123R”). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized and applies to all outstanding and unvested share-based payment awards at the adoption date. Share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. The Company will be required to apply FAS 123R as of the first reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of FAS 123R will have a material effect on the Company’s financial statements.
Results of Operations
      As further discussed in “New Accounting Pronouncements,” FIN 46R requires, in some cases, consolidation of certain tax credit equity funds. As a result of the adoption of FIN 46R, the Company consolidated certain tax credit equity funds at March 31, 2004. The Company is the general partner in these funds and the Company’s interests typically represent a one percent or less interest in each fund. For those funds which it consolidates, the Company reports the net assets of the funds, consisting primarily of restricted cash, investments in real estate partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest expense (income) in the Company’s consolidated statement of income. The consolidation of these tax credit equity funds, coupled with the financing accounting for guaranteed tax credit equity funds, makes the year over year comparison for results of operations difficult. To facilitate comparison, the effect of financing accounting and consolidation for the tax credit funds is broken out in certain of the explanations below.
Net Interest Income

	For the year ended December 31

	2004	%	2003	%	2002	%
(in thousands)
Interest on bonds and interests in bond securitizations	$85,505	181.2%	$71,636	118.9%	$70,757	98.3%
Interest on loans	43,874	93.0%	37,211	61.7%	36,585	50.8%
Interest on short-term investments	5,020	10.6%	2,158	3.6%	1,255	1.7%

Total interest income	134,399		111,005		108,597
Interest expense	(69,884)	- 148.1%	(44,528)	- 73.9%	(36,596)	- 50.8%
Interest expense on debentures and preferred shares	(17,318)	- 36.7%	(6,189)	- 10.3%	—	0.0%

Net interest income	$47,197	100.0%	$60,288	100.0%	$72,001	100.0%

      For the year ended December 31, 2004, the majority of the increase in interest income on bonds is offset by an increase in interest expense related to these bond investments. These increases are due to a change in the method of accounting for certain securitization entities in accordance with FIN 46R beginning December 31, 2003. For the year ended December 31, 2004, for these entities, the Company is reporting the interest income related to the securitization trust assets (tax-exempt bonds) and interest expense related to the senior interest in the trusts (short-term debt) due to the consolidation of the securitization trust. In 2003, the net interest income earned on the securitization trusts was reported as interest on bonds and as a result, $2.2 million of securitization-related interest expense was included in interest income. In addition, upon the adoption of FAS 150 as of July 1, 2003, interest expense on preferred shares was recorded as interest expense on debentures and preferred shares rather than interest income (expense) allocable to minority interest. During 2003, $6.0 million of interest expense on preferred shares was recorded as interest income (expense) allocable to minority interest and $6.2 million of interest expense on preferred shares was recorded as interest expense on debentures and preferred shares.
      Net interest income decreased $13.1 million from 2003 to 2004 primarily due to (1) a $20.5 million increase in interest on bonds and loans due to an increase in the average investment in tax-exempt bond and loan receivable balances and the abovementioned $2.2 million amount of securitization-related interest expense included in 2003 interest income; (2) a $3.1 million increase in interest on short term investments resulting from interest earned on advances to tax credit equity funds from a full year of operations from the HCI business in 2004 versus six months of operations in 2003; (3) a $13.7 million increase in interest expense primarily due to (i) a $6.4 million increase in interest expense on senior debt interests in securitizations due to an increase in the number of securitizations; (ii) a $1.1 million increase in interest expense on notes payable due to an increase in note payable balances coupled with an increase in market interest rates throughout 2004; and (iii) a $6.7 million increase in interest expense on lines of credit due to an increase in outstanding line of credit balances fueled by increased volumes in investment activity coupled with higher interest rates in 2004; and (4) a $5.2 million increase in interest expense and amortization of debt issue costs associated with debentures and the new 2004 trust preferred securities, excluding the $6.0 million of interest expense on preferred shares recorded during 2003, to interest income (expense) allocable to minority interest (discussed above). In addition, for the year ended

December 31, 2004, the Company recorded interest expense of $11.9 million related to the financing method and consolidation of the tax credit equity funds. These adjustments are primarily the result of eliminating intercompany interest from the consolidated tax credit equity funds and the financing method as well as the interest expense related to the consolidated Project Partnerships.
      Net interest income for the year ended December 31, 2003 decreased $11.7 million compared to 2002 due primarily to (1) a $2.3 million increase in the accrual of interest on bonds and loans due to an increase in average loan receivable and investment in tax-exempt bond balances; (2) a $7.8 million increase in interest expense due primarily to: (i) $3.0 million of interest expense due to borrowings for the acquisition of HCI; (ii) $2.1 million of debt issue cost amortization on credit lines related to the acquisition of HCI and the warehousing of real estate operating partnerships for the tax credit equity business; (iii) $1.8 million of financing costs due to new securitization programs; and (iv) a $0.9 million increase in interest expense due to higher average notes payable balances; and (3) a $6.2 million increase in interest expense due to the reclassification of the preferred shares distribution as interest expense in accordance with the terms of FAS 150 as of July 1, 2003.
Fee Income

	For the year ended December 31,

	2004	%	2003	%	2002	%
(in thousands)
Syndication fees	$25,535	38.8%	$26,856	44.4%	$7,221	27.7%
Origination and brokerage fees	7,934	12.0%	6,584	10.9%	6,632	25.5%
Guarantee fees	7,852	11.9%	3,614	6.0%	232	0.9%
Asset management and advisory fees	12,733	19.3%	10,337	17.1%	3,887	14.9%
Loan servicing fees	4,579	6.9%	4,234	7.0%	3,882	14.9%
Other income	7,415	11.1%	8,855	14.6%	4,203	16.1%

Total fee income	$66,048	100.0%	$60,480	100.0%	$26,057	100.0%

      Total fee income for the year ended December 31, 2004 increased $5.6 million over 2003 due primarily to (1) a $24.2 million increase in syndication fees resulting from the increased volume of syndications closed, which were primarily driven by four new guaranteed funds, two new multi-investor funds, two new corporate investor funds and a full year of operations from the HCI business in 2004 versus six months of operations in 2003; (2) a $9.7 million increase in asset management and advisory fees due primarily to a full year of operations from the HCI business in 2004 versus six months of operations in 2003; (3) a $1.4 million increase in origination and brokerage fees primarily the result of an increase in production volume from taxable loans and bonds; (4) a $0.4 million increase in loan servicing fees due to an increase in the size of the permanent loan portfolio serviced; (5) a $0.5 million increase in guarantee fees primarily from the establishment of four new guaranteed tax credit equity funds and a full year of operations from the HCI business in 2004 versus six months of operations in 2003; and (6) a $0.7 million decrease in other income primarily attributable to a $2.4 million decrease in fees collected on conventional equity deals and a collateral release after the sale of property offset in part by a $1.7 million increase related to extension, cancellation, application and loan fees and income recognized on written put options. These increases were offset by adjustments of $29.9 million related to the financing method and consolidation of certain tax credit equity funds. These adjustments are primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from the consolidated tax credit equity funds and guarantee fee income generated from the financing method.
      Total fee income for the year ended December 31, 2003 increased $34.4 million over 2002 due primarily to (1) a $19.6 million increase in syndication fees due primarily to the increased volume of syndications closed; (2) a $6.5 million increase in asset management and advisory fees due primarily to tax credit equity asset management fees and an increase in tax credit equity and MMER assets under management; (3) a $0.4 million increase in loan servicing fees due to an increase in the size of the permanent loan portfolio serviced. The increases in fees from the tax credit equity business were chiefly attributable to the acquisition of HCI in July 2003; (4) a $3.3 million increase in guarantee fee income due primarily to (i) $2.1 million from the guaranteed tax credit funds; (ii)$1.0 million in guarantee fee income from the tax credit equity business; and (iii) $0.3 million of amortization of a guarantee fee received in the fourth quarter of 2002; and (5) a $4.7 million increase in other income due primarily to: (i) $1.7 million in prepayment fees collected from the early payment of tax-exempt bond investments; (ii) $1.6 million in fees collected on a conventional equity deal; (iii) $1.5 million in valuation service fees and other property related income from the tax credit equity business; (iv) $0.8 million collected as the result of a collateral release after the sale of a property; (v) $0.6 million of income recognized on written put options; and (vi) a $1.5 million decrease in commission income.
Net Rental Income
      At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds are the limited partners. The Company takes a 0.01% to 1% general partner interest in the Project Partnership, and the tax credit equity fund, which the Company may also consolidate, is typically the 99.99% to 99% limited partner. Net rental income represents income from tax credit equity Project Partnerships that are consolidated by the Company pursuant to the adoption of FIN 46R effective March 31, 2004.
Net Gain (Loss) on Sales

	For the year ended December 31,

	2004	%	2003	%	2002	%
(in thousands)
Net gain on sale of investments in tax credit equity partnerships	$3,019	46.5%	$2,747	35.1%	$282	- 1.8%
Net gain on sale of tax-exempt investments	304	4.7%	2,133	27.3%	4,896	- 30.8%
Net gain on sale of loans	3,393	52.2%	4,864	62.1%	3,407	- 21.4%
Net loss on derivatives	(219)	- 3.4%	(1,919)	- 24.5%	(24,474)	154.0%

Total net gain (loss) on sales	$6,497	100.0%	$7,825	100.0%	$(15,889)	100.0%

      Net gain on sales decreased $1.3 million for the year ended December 31, 2004 compared to 2003 due primarily to (1) a $1.8 million decrease in gain on sale of tax-exempt investments due to two large tax exempt investment sales during 2003 generating $2.2 million of gain with no similar substantial gains in 2004; (2) a $1.5 million decrease in gain on sale of loans resulting from (i) a $1.2 million decrease from taxable loans due to two large taxable loan sales during 2003 generating $1.2 million of gain with no similar substantial gains in 2004; (ii) a $0.7 million decrease due to a decrease in premiums on the sale of loans to GSEs; (iii) a $0.4 million increase in gains from mortgage servicing rights; and (3) a $1.7 million increase in net gain (loss) on derivatives primarily driven by market fluctuations in the value of the Company’s derivatives. In addition, the Company recorded adjustments of $0.2 million related to the financing method and consolidation of the tax credit equity funds, which decreased the total net gain in 2004.
      Net gain on sales for the year ended December 31, 2003 increased $23.7 million over 2002 due primarily to (1) a $2.5 million increase in gain on sales due to the sale of investments in tax credit equity partnerships, which increased due to the acquisition of HCI; (2) a $2.8 million decrease in gain on sale of tax-exempt investments; (3) a $1.5 million increase in gain on sale of loans due to an increase in premiums on the sale of loans to GSEs; and (4) a $22.5 million increase in net gain (loss) on derivatives primarily driven by market fluctuations in the value of the Company’s derivatives.

Operating Expenses

	For the year ended December 31,

	2004	%	2003	%	2002	%
(in thousands)
Salaries and benefits	$69,540	64.9%	$41,736	73.1%	$22,678	66.4%
General and administrative	26,445	24.7%	11,152	19.5%	6,516	19.1%
Professional fees	11,118	10.4%	4,188	7.4%	4,960	14.5%

Total operating expenses	$107,103	100.0%	$57,076	100.0%	$34,154	100.0%

      Total operating expenses increased $50.0 million for the year ended December 31, 2004 over 2003 due primarily to (1) a $25.2 million increase in salaries and benefits resulting from a full year of operations from the HCI business in 2004 versus six months of operations in 2003, employment growth and an increase in bonus and other compensation costs; (2) a $4.4 million increase in general and administrative expenses due primarily to (i) increases of $0.5 million, $1.8 million and $1.0 million in increased travel, rent, information and technology and service agreement costs, respectively, resulting from a full year of operations from the HCI business in 2004 versus six months of operations in 2003; (ii) a $0.7 million increase in unreimbursed deal expenses; and (iii) a $0.4 million increase in charitable contributions; (3) a $6.1 million increase in professional fees due to higher legal and accounting fees attributable to Sarbanes-Oxley compliance initiatives, new transactions and a full year of operations from the HCI business in 2004 versus six months of operations in 2003. In addition, the Company recorded operating expenses of $14.3 million, after giving effect for eliminations, related to the financing method and consolidation of certain tax credit equity funds.
      Total operating expenses for the year ended December 31, 2003 increased $22.9 million over 2002 due primarily to (1) a $19.1 million increase in salaries and benefits due primarily to: (i) $13.4 million of expense from the acquisition of HCI; (ii) a $3.4 million increase in bonus expense due to the Company accruing at a higher bonus level than in 2002; and (iii) a $2.3 million increase in salaries and other compensation (2) a $4.6 million increase in general and administrative expenses due primarily to: (i) $3.7 million of expense from the acquisition of HCI; and (ii) a $0.9 million increase due primarily to an increase in unreimbursed deal expenses and integration costs related to the acquisition of HCI; and (3) a $0.8 million decrease in professional fees due to $1.0 million of expense from HCI partially offset by a $1.6 million decrease in commission expense.
Depreciation and Amortization
      For the year ended December 31, 2004, depreciation and amortization increased $6.7 million over 2003 due primarily to (1) a $6.4 million increase in depreciation expense resulting from the consolidation of the Company’s general partner interests in tax credit equity Project Partnerships; and (2) a $0.3 million increase in depreciation and amortization related to assets from the July 2003 acquisition of HCI.
      For the year ended December 31, 2003, depreciation and amortization increased $5.6 million over 2002 due primarily to (1) a $5.1 million increase in amortization of intangibles due primarily to (i) $4.8 million of amortization of capitalized asset management fee contracts from HCI; (ii) a $0.2 million increase in amortization of mortgage servicing rights; and (iii) $0.1 million of amortization expense from the guaranteed tax credit funds; and (2) a $0.5 million increase in depreciation primarily attributable to six months of operations related to the assets of the July 2003 acquisition of HCI.
Impairments and Valuation Allowances Related to Investments
      In accordance with the Company’s valuation and impairment policies, the Company recorded $7.1 million in impairments and valuation allowances in 2004 related primarily to: (1) $5.5 million on five bonds and five taxable loans with an aggregate face amount of $37.0 million as of December 31, 2004; and (2) $1.6 million in impairment charges on fixed assets of one consolidated Project Partnership. The Company recorded $7.0 million in impairments and valuation allowances in 2003 related primarily to (1) two bonds and eight taxable loans with an aggregate face amount of $39.0 million; and (2) advances to two tax credit equity funds with total outstanding balances of $9.3 million. In 2002, the Company recorded $0.7 million in impairments and valuation allowances related to four bonds and one taxable loan with an aggregate face amount of $57.6 million.
Net Losses from Equity Investments in Partnerships
      Net losses from equity investments in partnerships increased $166.2 million for the year ended December 31, 2004 as compared to 2003. The increase is due to net losses from equity investments in partnerships resulting from the financing method and consolidation of certain tax credit equity funds, as discussed at the beginning of this “Results of Operations” section.
      Net losses from equity investments in partnerships remained relatively unchanged in 2003 compared to 2002. The most significant variances were (1) a $3.4 million increase from the guaranteed tax credit funds; (2) a $1.5 million increase in losses from investments in real estate operating partnerships that are being warehoused before transfer to syndicated tax credit equity funds; and (3) a $5.0 million decrease in losses from an investment in income-producing real estate partnerships and related swap partnerships. While these later investments generate cash flow to the Company in the form of quarterly distributions on a GAAP basis they may generate a net loss due to non-cash adjustments for depreciation and mark-to-market adjustments related to the swap partnerships.
Income Tax Expense
      Income tax expense for the year ended December 31, 2004 increased $2.9 million compared to 2003. This increase is due primarily to state tax liabilities computed on a separate company basis and deferred tax expense primarily associated with the Company’s equity investments in real estate partnerships.
      Income tax expense for the year ended December 31, 2003 decreased $1.6 million compared to 2002. This decrease is due primarily to a decrease in deferred tax expense caused by temporary differences related to asset management fees and syndication fees from the tax credit equity business. These differences are new in 2003 due to the acquisition of HCI.
Net Income Allocable to Minority Interest
      Net income allocable to minority interest for the year ended December 31, 2004 increased $184.3 million over 2003. The increase is primarily due to recording income allocable to the limited partners in tax credit equity funds that the Company consolidated pursuant to FIN 46R and the financing method. The Company typically holds a 0.01% to 1% interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as net income allocable to minority interest in the consolidated statement of income.
      Income allocable to minority interest was reclassified as interest expense for the six months ended December 31, 2003. For the year ended December 31, 2003, income allocable to minority interest decreased $6.0 million compared to 2002 due to this reclassification. Total payments to preferred shareholders were $12.2 million during 2003. Of this amount, $6.0 million was recorded as income allocable to minority interest and $6.2 million was recorded as interest expense due to the adoption of FAS 150. Total payments to preferred shareholders were consistent with payments of $12.0 million made during 2002.
Discontinued Operations
      During 2004, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $16.2 million, which resulted in an $11.1 million gain. The $11.1 million gain was classified as discontinued operations in the consolidated statements of income.

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
Cumulative Effect of a Change in Accounting Principle
      During the first quarter of 2004, the Company recorded a cumulative effect of a change in accounting principle of $0.5 million as a result of the adoption of FIN 46R discussed above.
      In December 2003, as a result of the adoption FIN 46R, the Company determined that its investments in residual interests in bond securitizations represented equity interests in VIEs. The Company further determined the Company was the primary beneficiary of the VIEs and therefore was required to consolidate the securitization trusts. As a result, the Company made adjustments to (1) reclassify the Company’s residual interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on the Company’s consolidated balance sheets and (4) record the senior interest in the securitization trusts as short-term debt. The Company also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments.
Net Income
      Net income for the year ended December 31, 2004 decreased $45.5 million from 2003 due primarily to (1) an increase in interest income of $23.4 million offset by an increase in interest expense and interest expense on debentures and preferred shares of $36.5 million; (2) an increase in net rental income of $18.0 million; (3) an increase in salaries and benefits expense of $27.8 million; (4) an increase in general and administrative expense of $15.3 million; (5) an increase in net losses from equity investments in partnerships of $166.2 million offset by an increase in net income (expense) allocable to minority interest of $184.3 million; and (6) a decrease in income from discontinued operations of $14.7 million.
      Net income for the year ended December 31, 2003 increased $43.5 million over 2002 due primarily to (1) a $25.7 million increase from discontinued operations; (2) a $21.2 million decrease in net holding losses on derivatives; (3) a $19.6 million increase in syndication fees; partially offset by (4) a $19.1 million increase in salaries and benefits; and (5) a $6.9 million increase in interest expense.
Other Comprehensive Income
      For the year ended December 31, 2004, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $7.4 million. After a reclassification adjustment for gains of $2.7 million included in net income, other comprehensive income for the year ended December 31, 2004 was $4.7 million and total comprehensive income was $31.8 million.
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
Related Party Transactions
Transactions with Mr. Joseph and the Shelter Group
      Mr. Mark K. Joseph, the Company’s Chairman of its Board of Directors and, through December 31, 2004, its Chief Executive Officer, controls and is an officer of Shelter Development Holdings, Inc. and of Shelter Property Holdings, Inc. (collectively “Shelter Holdings”), which own a 34.7% interest in Shelter Development, LLC and Shelter Properties, LLC respectively (collectively, the “Shelter Group”). The Shelter Group is a real estate developer and provides property management services primarily to multifamily residential properties.
      It is the policy of the Company that Mr. Joseph abstains from any involvement in the structuring or review of any contracts or transactions between the Shelter Group and the Company in both his capacity as a partner and officer in various entities of the Shelter Group and as a director and, previously, as an officer of the Company.
Property Management Contracts
      The Shelter Group provides management services for certain properties that serve as collateral for the Company’s tax-exempt bond investments. The Shelter Group receives fees under management contracts for properties that it manages. During 2004, 2003, and 2002, the Shelter Group had property management contracts for eight, eight and ten properties, respectively, that collateralize the Company’s investments.
      In accordance with the Company’s Operating Agreement, the disinterested members of the Company’s Board of Directors review and approve these property management contracts on an annual basis. Their review is based on information that compares the proposed fees and services of the Shelter Group and fees and services of similar property management companies in the market areas of the properties. The fees charged under these contracts were determined to be equal to or below market rates. During the years ended December 31, 2004, 2003 and 2002, these fees were approximately $0.8 million, $1.0 million, and $1.1 million, respectively.
Related Party Transactions resulting from Acquisition of Tax Credit Business from Lend Lease
      During the 15 years prior to the July 2003 acquisition of the Lend Lease HCI business, Lend Lease and its predecessors made and syndicated tax credit equity investments in affordable housing projects sponsored by the Shelter Group. Prior to 1996, the Shelter Group participated in these projects directly through Shelter Holdings, of which Mr. Joseph, and certain family interests, owned 100% of the equity. Since 1996, the Shelter Group has participated in these transactions through Shelter Development, LLC, in which Mr. Joseph and his family, acting through Shelter Holdings, have at all times owned less than a majority interest (presently 34.7%).
      Since the HCI acquisition, the Company’s tax credit operating subsidiaries have closed three transactions with the Shelter Group and expect to close additional deals in the future. Consistent with Company policy, Mr. Joseph has not participated, and will not participate, in the structuring or negotiation of these transactions. Future transactions are expected to be consistent with the terms offered by Lend Lease to the Shelter Group prior to the acquisition of the HCI business as well as terms offered by the Company to other comparable quality developers with whom the Company has similar long-standing relationships. The Shelter Group receives development fees in connection with these transactions.
      In accordance with the Company’s Operating Agreement, the Board, acting through the disinterested directors, has authorized the continued investment in and syndication of tax credit equity investments in affordable housing projects sponsored by The Shelter Group without the need for further Board approval and approved and ratified all prior tax credit transactions with The Shelter Group.

Investments/ Loans by Tax Credit Equity Business
      It is customary in the tax credit industry for syndicators to provide development loans to certain high caliber developers with whom they have long-standing relationships. As part of its growth plan, Shelter Development, LLC requested that the Company provide a pre-development loan facility. In 2004, pursuant to the Company’s Operating Agreement, the disinterested Directors of the Board approved such a facility in an amount not to exceed $1,500,000. The facility is evidenced by an umbrella loan agreement and note with the Shelter Group together with individual notes beneath it for each property on which a loan is made, signed by the relevant property partnership. Loans for individual transactions will be subject to the Company’s normal due diligence requirements and are expected to include a pledge of both the developer fees as well as the general partner interest in the partnership that owns the property.
      The transactions are being made on the usual and customary terms upon which the Company’s tax credit business would make loans to high caliber developers and upon which other similarly situated tax credit businesses would make development loans to developers like Shelter Development, LLC. Mr. Joseph did not and will not participate in, or influence, the structuring of this facility in any way and will not personally receive any of the proceeds of these Loans.
      The Company has previously made individual pre-development loans to Shelter Group prior to the approval of the facility. In 2004 a pre-development loan was made to and repaid by the borrower on the Shelter Group’s Woodbridge Commons transaction.
Southgate Crossing Partnership
      Through its subsidiary, MMA Mortgage Investment Corporation (“MMIC”), formerly Midland Mortgage Investment Corporation (“Midland”), the Company has provided a supplemental loan through the Fannie Mae DUS program to the Southgate Crossing apartment project partnership, which is located in Columbia, Maryland. The supplemental loan was a part of a debt restructuring of the project. Due to the debt restructuring, which consisted of the infusion of new equity from outside parties and the supplemental loan from Midland, all of the partnership interests in this project partnership were sold to new owners in 2003. Mr. Joseph indirectly held a 1.5% limited partnership interest in the borrowing entity for the project. He also owned interests in two of the three general partners of the same entity, which gave him a 0.67% general partner interest in the borrowing entity. Shelter Development, LLC. now owns an 80.36% interest in the new general partner of the borrowing entity. This new general partner owns a 10% interest in the borrowing entity. As a result of the sale of the partnership interests to new owners, a company that is owned 100% by Mr. Joseph received approximately $22,000 in distributions for its prior equity interest in Southgate Crossing and $151,000 in repayment of a loan. The Shelter Group also receives fees in connection with this transaction. Mr. Joseph will benefit from these fees by virtue of his investment in Shelter Group, but will not directly receive any fees. In accordance with approval procedures mandated by the Company’s Operating Agreement, the disinterested directors of the Company reviewed and approved this transaction and found it fair to the Company based upon management’s evaluation of the supplemental loan, the sale terms of the project partnerships and other terms of the transactions, which included a review of property valuations and an internally prepared valuation analysis indicating that the purchase price paid by the new owners represented fair market value.
      The Company has held a first mortgage bond on the Southgate Crossing property since 1998. As of December 31, 2004, the outstanding amount of this loan was $10.2 million. The first mortgage loan on Southgate Crossing was made at market rate. Payment of principal and interest on the related bond is credit enhanced by Fannie Mae.
Lakeview Gardens Transaction
      With respect to the defaulted Lakeview Bonds (as defined below), the Company, through a newly created and wholly owned subsidiary, took title to a defaulted property by a deed in lieu of foreclosure, sold the subsidiary that took title to the property, and used the sale proceeds to retire the defaulted tax-

exempt bonds. While the Company owned the subsidiary, the Company earned a de minimis amount of taxable income.
      The Company owned approximately $9.0 million in aggregate principal amount of mortgage revenue bonds (the “Lakeview Bonds”) and parity working capital loans related to the Lakeview Bonds in an aggregate principal amount of $305,000 (the “Lakeview Loans”) secured by the Lakeview Garden Apartments Project (“Lakeview”). A limited partnership in which Mr. Joseph indirectly owned 100% of the general partner interest and a lesser percentage of the limited partner interests, was the owner of Lakeview and was the borrower under the bond documents (the “Lakeview Borrower”). The Lakeview Borrower has been in monetary default under the bond documents since the original borrower defaulted, which was not a related party.
      On September 29, 2004, the Company (i) exercised its rights under the bond documents as a result of the default and took title to Lakeview by a deed in lieu of foreclosure through an entity formed to hold the deed, and (ii) subsequently sold that entity to an unrelated third party for a purchase price of approximately $16.2 million, of which approximately $11.2 million was used to retire all of the outstanding principal and deferred interest on the Lakeview Bonds and the Lakeview Loans. The remainder was a gain to the Company.
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
Mr. Joseph’s ownership interest in partnerships holding “defaulted assets”
      Certain transactions with affiliates are described below under the heading “Affiliate and Non-Profit Management and Control of Defaulted Assets.” One of these transactions is the creation by the Company of certain partnerships that hold defaulted or previously defaulted assets. In connection with these partnerships, Mr. Joseph controls direct and indirect membership interests in the aggregate of 69.12% in what the Company calls an “umbrella” limited liability company (“LLC”) holding certain defaulted or previously defaulted assets as described in more detail below. The umbrella LLC holds a 99% limited partnership interest in the borrowing partnership for these defaulted or previously defaulted assets. In addition, Mr. Joseph controls and is a 56% indirect owner in the 1% general partnership interest in the borrowing partnerships (or, in the case of the Creekside project partnership, is a 56% indirect owner in a 0.5% general partnership interest) for these defaulted or previously defaulted assets. In addition, an entity wholly owned by Mr. Joseph is the manager of this LLC. While the purpose of this paragraph is to discuss Mr. Joseph’s interest in these transactions, the section entitled “Affiliate and Non-Profit Management and Control of Defaulted Assets” describes the nature and the impact of these transactions on the Company.
Refinancing of FSA Portfolio
      In February 1995, the Company’s predecessor by merger, as bondholder, and various property-owning partnerships indirectly controlled by Mr. Joseph, as borrowers, participated in the refunding of 11 tax-exempt bonds with an aggregate principal balance of $126.6 million into senior Series A tax-exempt bonds and subordinate Series B tax-exempt bonds with aggregate principal balances of $67.7 million and $58.9 million, respectively. The borrowing partnerships are currently owned by general partners controlled by Mr. Joseph and by the umbrella LLC described above under “Mr. Joseph’s ownership interest in partnerships holding ‘defaulted assets’.” The Series B bonds are held by a subsidiary of the Company. The Series A bonds were deposited, at the direction of the Company, into a custody arrangement wherein payments of principal and interest on the Series A bonds were credit enhanced by insurance policies issued by Financial Security Assurance, Inc (“FSA”), and custodial receipts were issued to third-party investors evidencing beneficial ownership interests in the FSA-enhanced Series A bonds (the “Custodial Receipts”).

      Although the Series A bonds could have been redeemed and refunded at the direction of the borrowing partnerships beginning in early 2005, the Company avoided the cost and time involved in refunding by keeping the Series A bonds and the Custodial Receipts outstanding and by causing a subsidiary to direct the purchase of the Custodial Receipts in lieu of redemption in February 2005. The subsidiary then caused the Custodial Receipts to be deposited into a securitization vehicle, whereby new receipts, benefiting from FSA’s underlying credit enhancement, were issued to third-party investors and the subsidiary purchased certificates representing residual beneficial interests in the Custodial Receipts. This residual beneficial interest will indirectly produce tax-exempt income for the Company.
      The transaction does not affect the obligations of the borrowing partnerships in connection with the Series A bonds. Pursuant to the Company’s Operating Agreement, the transaction was approved by the disinterested members of the Company’s Board of Directors. Mr. Joseph did not participate in, or influence, the structuring or the approval of the transaction.
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
Transactions with Outside Directors
      Richard O. Berndt, Esq., a member of the Company’s Board of Directors, is the managing partner of the law firm Gallagher, Evelius & Jones LLP (“GEJ”). Mr. Berndt owns 6% of GEJ’s equity interest. GEJ provides legal services to the Company. Some of GEJ’s legal services are provided as part of real estate transactions and the fees charged are billed to and paid for by the borrowers. For the year ended December 31, 2004, GEJ received $1.0 million in legal fees for these transactions. For the year ended December 31, 2004, GEJ received $1.7 million in legal fees directly from the Company. The fees paid by the Company represented 11.5% of GEJ’s total revenues for 2004. It is anticipated that the Company will transact an equal or greater amount of business with GEJ during 2005.
      In 2004, the Company appointed Stephen A. Goldberg as its General Counsel. Mr. Goldberg remains a partner at GEJ and the firm bills the Company its standard hourly rates for Mr. Goldberg’s services.
      Fred N. Pratt, Jr., a member of the Company’s Board of Directors, was a founder and chief executive officer of The Boston Financial Group, the predecessor to the Lend Lease HCI business. As a result of this prior role, Mr. Pratt owns certain limited partnership and other interests in entities related to the Company’s affordable housing investment business. Most of these interests were granted to Mr. Pratt prior to 1986 and relate to pre-tax credit properties. MMA serves as asset manager to these properties, and Mr. Pratt does not influence their management. Most of these properties are expected to be sold over the next few years, and besides asset management and disposition fees, the Company has no economic interest in them. It is expected that Mr. Pratt will receive payments from his interests in these properties when they are sold, but this will not represent payments to Mr. Pratt by the Company.
Transactions with Management Directors And Executive Officers
      Charles M. Pinckney is an Executive Vice President with the Company. Through the end of 2010, the Company will pay Mr. Pinckney $32,500 per year for consulting fees earned, but deferred, prior to his becoming an employee of the Company. The Company also distributes to Mr. Pinckney approximately $7,000 per year, to the extent received by the Company, as an annuity on certain assets that the Company acquired from Whitehawk Capital LLC, a company owned by Mr. Pinckney and acquired by the Company in 2002. The Company is obligated to pay Mr. Pinckney these amounts as a part of the agreement under which the Company acquired Whitehawk Capital, LLC.

      On January 1, 2000, Shelter Holdings made personal loans to Mr. Michael L. Falcone, President of the Company and, since January 1, 2005, Chief Executive Officer, and Mr. Gary A. Mentesana, Executive Vice President of the Company. Mr. Falcone’s original loan amount was approximately $542,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2004, is approximately $399,087. Mr. Mentesana’s original loan amount was $132,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2004, is approximately $83,627. The purpose of these loans was to allow Messrs. Falcone and Mentesana to purchase the Company’s common shares.
      Prior to the Company’s acquisition of the Midland Companies by the Company in 1999, Mr. Robert J. Banks, an employee of the Company and Vice Chairman of the Board of Directors through the end of 2004, and Mr. Keith J. Gloeckl, Executive Vice President of the Company, assumed interests in various real estate properties related to transactions in which the Midland Companies participated that had defaulted on their financing obligations. Messrs. Banks and Gloeckl undertook the responsibility of replacing the defaulted general partners in order to protect and preserve the investments for the benefit of the tax credit investors who had participated in low-income housing tax credit funds syndicated and managed by the Midland Companies. These properties generated tax credits that were sold to, and benefited, third party investors. These properties are no longer in default. Messrs. Banks and Gloeckl’s interests derived from the ownership of shares in four corporations that are investors in the partnerships that control them as operating general partners. In one of the partnerships, Mr. Gloeckl acts as the managing general partner. It is very unlikely that either Mr. Banks or Mr. Gloeckl will personally profit from these transactions.
      Mr. Robert J. Banks, an employee of the Company and Vice Chairman of the Board of Directors through the end of 2004, serves on the Board of Directors of United Bank and Trust Company, an affiliate of Synovus Financial Holdings. Through various subsidiaries, United Bank has extended to the Company a $50.0 million line of credit and $10.0 million letter of credit facility and the Company currently has deposits with United Bank of approximately $39.3 million.
Transactions with Affiliates and Non-Profit Entities
Affiliate and Non-Profit Management and Control of Defaulted Assets
      From time to time, borrowers have defaulted on their debt obligations to the Company. Some of these obligations were incurred in connection with the development of properties that collateralize the Company’s tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances the Company has, after evaluating its options, chosen not to foreclose on the property. Instead and in lieu of foreclosure, the Company has negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by and affiliated with certain officers of the Company. The Company has taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. Following the transfer of a property to, or the replacement of the general partner with, an affiliated entity, that entity controls the defaulted or previously defaulted asset, which serves as collateral for the debt to the Company. The Company will refer to all transferees as “affiliated entities” for purposes of this discussion. These affiliated entities include partnerships in which Mr. Joseph has interests, for purposes of this discussion, affiliate entities also include a 501(c)(3) corporation and a non-501(c)(3) corporation that have Board members and officers who are also executive officers of the Company. These officers acting as Board members and officers of the affiliated entities do not have a personal financial interest in the entities. Only Mr. Joseph has a personal financial interest in these partnerships, as described above in the section entitled “Related Party Transactions.” A portion of the defaulted assets subsequently ceased to be in default.

      This result is consistent with the Company’s goal of providing tax-exempt income to its shareholders. The following table outlines these affiliate relationships at December 31, 2004:

		Carrying Value of
		Company’s Investment
(in thousands)	Number of Properties Owned	at
Affiliate or Non-Profit Entity	(directly or indirectly)	December 31, 2004

SCA Successor, Inc. (1)	2	$39,781,869
SCA Successor II, Inc. (1)	12	65,339,156
MMA Affordable Housing, Inc. and
MMA Successor I, Inc. (2)	1	5,991,217
MuniMae Foundation, Inc. (3)	3	52,178,159

Total	18	$163,290,401

(1)	These corporations are general partners of the operating partnerships whose property collateralizes the Company’s investments. All of these general partner investments, except for the Company’s Creekside project, are 1% interests in the related operating partnerships. See above for a discussion of Mr. Joseph’s interest in these general partners. The property partnerships in which the SCA Successor entities are the general partners include the partnerships in which the umbrella LLC described above is the limited partner.

(2)	MuniMae Affordable Housing, Inc. (“MMAH”), formerly known as MuniMae Foundation, Inc., is a private non-profit entity organized to promote affordable housing. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of MMAH. MMA Successor I, Inc. is a for profit entity owned and controlled by Mr. Joseph. MMAH and MMA Successor I, Inc. are, respectively, the 99% limited partner and the 1% general partner in a partnership whose property collateralizes one of the Company’s investments.

(3)	MuniMae Foundation, Inc. (“MMF”), formerly known as MMA Affordable Housing Corp. (“MMAHC”), is a 501(c)(3) non-profit entity organized to provide affordable housing. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of MMF.
     The affiliated entities that own and operate the defaulted or previously defaulted assets could have interests that do not fully coincide with, or could even be adverse to, the interests of the Company’s tax-exempt bond business. If any of these entities chose to act solely in accordance with their ownership interest in the defaulted or previously defaulted assets, such as selling a property or filing a bankruptcy, the interests of the tax-exempt bondholders could be adversely impacted. In making decisions relating to the defaulted or previously defaulted assets, the Company, by direction to its affiliates and officers, has, consistent with its overall strategy of providing largely tax-exempt income to its shareholders, elected to manage the defaulted or previously defaulted assets in such a manner that maximizes the tax-exempt cash flow from the projects. The Company could, therefore, make a decision to defer the capital needs of a defaulted or previously defaulted asset in favor of paying the debt service, which could adversely impact the value of the Company’s collateral.
      As part of the sale of certain taxable notes in 1998 and 1999, the Company provided a guarantee on behalf of the operating partnerships that hold these defaulted assets for the full and punctual payment of interest and principal due under the taxable notes. The face amount of these notes at December 31, 2004 was $16.2 million. The Company’s obligation under this guarantee is included in the summary of the Company’s guarantees in Note 14 of Notes to the Consolidated Financial Statements.
501(c)(3) Organization
      Some of the Company’s properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For such bonds to remain tax-exempt, the property at all times must be owned by a 501(c)(3) organization. Accordingly, whenever one of these properties requires a workout or restructuring where a change in ownership is desirable, the Company seeks to find a qualified 501(c)(3) organization to act as owner. In order to assure that a 501(c)(3) organization will always be available, the Company helped organize and remains closely associated with MMF, a 501(c)(3) organization devoted to the ownership and operation of affordable housing for all citizens. MMF owns several of the Company’s bond financed properties and may in the future own more of such properties. This ownership accomplishes both the preservation of affordable housing and the preservation of the tax-exempt status of the Company’s bonds. The Company’s valuation, workout and other policies are the same for these properties and bonds as for all other 501(c)(3) bonds in the Company’s portfolio. The Company may from time to time make additional loans available to its 501(c)(3) borrowers or may make charitable contributions to such entities, including MMF. Such loans and grants must be used for the recipient’s charitable purposes, which may include payment of debt service on bonds held by the Company. Because the Company’s 501(c)(3) bonds, like most of the Company’s loans, are non-recourse, the Company values these bonds by reference to the underlying property and therefore such loans or contributions by the Company do not change the value of the bonds on the Company’s books, which is determined by reference to the underlying property.
      On April 1, 2004, a wholly owned subsidiary of MMF, took title to the Peaks at Conyers property by a deed in lieu of foreclosure, assuming the obligations of the previous borrower under the 501(c)(3) tax-exempt bond documents. The subsidiary was and still is called MMA Affordable Housing Corp. — Conyers, LLC.
      On October 13, 2004, the entire membership interest in MMA Affordable Housing Corp. — Conyers, LLC was assigned by MMF to a newly created for-profit corporation, Peaks at Conyers Corp., a Maryland corporation, which is owned 100% by MMAH. On the same day, the 501(c)(3) tax-exempt bonds were redeemed in whole, and MMA Affordable Housing Corp. — Conyers, LLC issued taxable corporate bonds that are guaranteed by an insurance policy issued by QBE International Insurance Limited. The proceeds from the sale of the new taxable bonds were used to pay off the existing 501(c)(3) bonds. The Company has no interest in the new bonds.
      On December 14, 2004, MMF took control of the defaulted borrower under the Cool Springs bond documents by receiving an assignment of the entire membership interest in this borrower, which is called ASF of Franklin, LLC, a Tennessee limited liability company. The 501(c)(3) Cool Springs bonds remain outstanding.
      By acquiring the entire membership interest in the existing borrower, MMF was able to avoid the transfer taxes that would have been assessed if the property itself had been conveyed by a deed in lieu of foreclosure to MMF or a subsidiary.
      Winter Oaks Partners, Ltd., (L.P.), a Georgia limited partnership (the “Borrower”), is the owner of the Winter Oaks Apartments project in Winterhaven, Florida. Until May 12, 2004, the Borrower was owned by MMA Successor I, Inc., an entity owned and controlled by Mr. Joseph, as the 1% general partner and by Winter Oaks, L.P., a Delaware limited partnership, as the 99% limited partner. Winter Oaks, L.P. is owned 1% by MMA Successor I, Inc. and 99% by MMAH. The Borrower was the borrower under bond documents related to two subordinate bonds and a related junior mortgage owned by MuniMae TE Bond Subsidiary, LLC. The Borrower was also the borrower under a taxable loan from the Company. A senior mortgage loan was held by Fannie Mae.
      On May 12, 2004, MMA Successor I, Inc. assigned its 1% general partner interest in the Borrower to a third party, and Winter Oaks, L.P. assigned its 99% limited partner interest to a third party. On the same day, the proceeds of the sale were used to redeem the two subordinate bonds and to pay off the taxable loan from the Company. The senior bond and first-lien mortgage remained outstanding and the new partners in the Borrower assumed the obligations related thereto. There were insufficient proceeds from the sale to pay off all the deferred interest owed under the most junior bond. As a result, MuniMae TE Bond Subsidiary, LLC waived its right to receive full payment of the deferred interest and permitted the redemption to take place.
      Neither the assignors, MMA Successor I, Inc. and Winter Oaks, L.P., nor Mr. Joseph, received any proceeds from the assignments.

Fees Paid to the Company from Unconsolidated Entities
Pension Funds
      The Company, through its subsidiary MMA Advisory Services, Inc. (“MAS”), formerly Midland Advisory Services, Inc., receives fee income from two pooled investment vehicles, the Group Trust and MMER. The Group Trust invests primarily in real estate backed debt investments, and MMER makes equity investments in real estate. Both are owned by and comprised exclusively of a select group of institutional investors. To date, the Group Trust and MMER engage in business transactions only with the Company. The Group Trust invests in loans originated by the Company and, on occasion, provides short-term financing to the Company through a market rate credit facility. MMER invests in income-producing real estate partnerships originated by the Company and provides short-term lines of credit to the Company also through a market rate credit facility.
      MAS earns fee income for investment management services provided to MMER. In addition, the Company receives origination fees for investments placed with MMER. Collectively these fees totaled $1.5 million, $1.4 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002 respectively.
      The Company, directly and through MAS, receives fee income from the Group Trust for providing investment management services, originating Group Trust loans, and servicing individual Group Trust investments. The Company receives these fees on both Group Trust direct investments and investments funded through lines of credit backed by Group Trust assets. For the years ended December 31, 2004, 2003, and 2002, these fees amounted to $4.5 million, $4.1 million, and $2.5 million respectively.
Contributions to Tax-Exempt Entities in which the Company’s Officers Are Directors
      For the year ended December 31, 2004, the Company made a $1.0 million charitable contribution to MMF.
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
      Tax-exempt bonds make up the majority of MuniMae’s investments. Historically, these bonds were purchased using financing sources other than debt. However, the Company may use debt-funding sources to finance tax-exempt bond acquisitions. As a result, the associated interest expense incurred in connection with loans used to finance these acquisitions will be disallowed as a deduction. While the bulk of the Company’s recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. These capital gains and losses are passed through to shareholders and are reported on each shareholder’s Schedule K-1.
      The Company previously made an election under the relevant provisions of the federal income tax law to adjust the basis of its partnership property on the transfer between shareholders of its common shares by the difference between the transferee shareholder’s purchase price for the shares and the transferee shareholder’s proportionate share of the basis of the Company’s assets. Under this election, the increase or decrease affected the basis of the Company’s property only with respect to the transferee shareholder’s shares. In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked. The Company applied for this revocation due to the increasing administrative burden attributable to this election resulting from the increased numbers of common shareholders and the increasing frequency of events generating capital gain or loss and of purchases and sales of common shares. In May 2003, the Internal Revenue Service approved the Company’s application to revoke its election under Section 754 effective beginning with the Company’s tax year ending December 31, 2003.
      In October 2004, new tax legislation was enacted that requires partnerships that have aggregate built-in losses in all partnership assets of greater than $250,000 at the time a shareholder purchases and interest in the Company to make basis adjustments similar to those described above. Although the Company does not currently have aggregate built-in losses that would require such an adjustment, monitoring its assets and making potential adjustments will eliminate the administrative savings of having revoked such election. As a result, MuniMae will attempt to retroactively reinstitute its basis adjustment election under Section 754 of the Internal Revenue Code effective January 1, 2003. Accordingly, if such re-election is successful, the basis adjustment election will apply to all MuniMae shares acquired after 1995. The procedure for basis adjustments is complex and there is no assurance that the IRS will not challenge the accounting conventions the Company uses or the allocation of the basis step-up among the Company’s assets.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
      The Company holds a variety of financial instruments and other investments, including available-for-sale investments in tax-exempt bonds and interests in bond securitizations, taxable construction, permanent and related loans, short- and long-term debt and notes payable. These financial instruments are subject to various forms of market risk including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk. The Company seeks to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels consistent with the risks the Company undertakes.
      The following is a discussion of various categories of risk that the Company may be subject to in the foreseeable future.
Real Estate Risk
      The Company’s investments in bonds, interests in bond securitizations and taxable loans are primarily collateralized by non-recourse mortgage loans on real estate properties. One of the major risks of owning investments collateralized by multifamily residential properties is the possibility that the owner of a property collateralizing the investment will not make the payments due to the Company and therefore defaults on the debt obligation. Defaults are influenced by a wide variety of factors, including, but not limited to, property performance, property management, owners’ financial health with respect to other real estate investments, supply and demand forces, economic trends, interest rates and other factors beyond the control of the Company. The Company may receive less income from its investments than expected due to any number of factors, including:

•	Adverse economic conditions, at the local, regional or national level, may limit the amount of rent that can be charged for rental units at the properties. Adverse economic conditions may also result in a reduction in timely rent payments or a reduction in occupancy levels.
•	Occupancy and rent levels may decrease due to the construction of additional housing units or the establishment of rent stabilization or rent control laws or similar arrangements.
•	A decline in the level of mortgage interest rates and other changes in the mortgage finance market, such as the increasing availability of zero down payment mortgages, may encourage tenants in multifamily rental properties to purchase housing, which may reduce the demand for rental housing.
•	City, state and Federal housing programs that subsidize many of the properties impose rent limitations and may limit the ability of the operators of the properties to increase rents. This may discourage operators from maintaining the properties in proper condition during periods of rapid inflation or declining market value of the properties. In addition, the programs may impose income restrictions on tenants, which may reduce the number of eligible tenants in the properties and result in a reduction in occupancy rates. Even if a property is not subject to legal restrictions on the amount of rent that may be charged to low and moderate income tenants, rental market conditions and other factors may result in reduced rents.
•	Tenants who are eligible for subsidies or similar programs may not find the differences in rents between the subsidized or supported properties and other multifamily rental properties in the same area to be a sufficient economic incentive to reside at a subsidized or supported property, which may have fewer amenities or otherwise be less attractive as a residence.
•	Expenses at the property level, including but not limited to capital needs, real estate taxes and insurance, may increase.
      All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to the Company under its tax-exempt bond and taxable debt business. These conditions and events may also cause foreclosure in the tax credit business. This could affect the Company’s cash available for distribution to shareholders. The Company manages this risk through a diligent underwriting process and by carefully monitoring loan performance.
      All of these conditions and events may also affect the underlying performance of properties in the Company-sponsored tax credit funds. Actual net operating income of the properties in the funds may be lower than originally projected. In general, the Company is not directly impacted by a decline in the net operating income of the properties in Company-sponsored tax credit funds. However, a decline in property net income may result in a reduction of the asset management fees that the funds can pay the Company. Also, to the extent that economic conditions adversely affect a property so that the property can no longer pay debt service and local general partners have exhausted or do not honor their guarantees to investors, and the property is subject to foreclosure by the lender, the Company may be subject to additional liability under its tax credit guarantees. However, the funds are structured with funded reserves controlled by the General Partner entity of the fund, which in almost all cases is an affiliate of the Company, and those reserves may be used to provide assistance to properties experiencing financial difficulties.
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
      The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation and providing asset management services on the underlying investments. The purchase price can be reduced in the event of a material adverse change (as defined in the put agreements). The Company is at risk that the value of the underlying investment decreases, causing the counterparty to exercise its right to sell the investment to the Company at the specified price. As a result, the Company may be purchasing these investments for more than their market value. In addition, the counterparty might exercise its option at times unfavorable to the Company and the Company may need to liquidate investments to meet the obligation. The Company’s aggregate obligation under put options was $105.6 million and $122.5 million at December 31, 2004 and 2003, respectively.
Interest Rate Risk
      Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. The interest income collected on fixed-rate investments, interest paid on fixed-rate debt and interest collected on investments that pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates, unless the investment or debt is prepaid as discussed below. In contrast, certain of the Company’s investments in interests in bond securitizations and the Company’s floating rate short- and long-term debt are directly impacted by fluctuations in market interest rates. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2004, the Company’s annual net interest income on these investments and debt would have decreased by $4.0 million and $8.1 million, respectively. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2003, the Company’s annual net interest income on these investments and debt would have decreased by $3.2 million and $6.4 million, respectively. As discussed below, the Company attempts to manage this interest rate exposure through a financial risk management strategy, which currently relies heavily upon the use of interest rate swaps.
      Changes in relative interest rates between taxable and tax-exempt or rising interest rate environments could reduce the demand for multifamily tax-exempt and taxable financing and tax credit equity investments, which could limit the Company’s ability to structure transactions. Conversely, falling interest rates may prompt historical renters to purchase homes, which could reduce the demand for multifamily housing. In addition, in a falling interest rate environment, demand for taxable financing could increase relative to tax-exempt financing.

      The majority of the Company’s loans receivable and notes payable related to the Company’s real estate finance activities are generally not expected to be directly subject to interest rate risk. The Company typically provides loans to borrowers (loans receivable) by borrowing from third parties (notes payable). The Company earns net interest income that represents the difference between the interest charged to borrowers and the interest paid to the Company’s lenders. The Company typically attempts to match the terms and rates of its loans receivable and notes payable to fix the net interest income the Company will receive. However, because many of the Company’s taxable loans receivable have a fixed interest rate floor to the extent such loans are currently paying interest based on the floor rather than a percentage spread over a floating rate index, rising interest rates may cause the Company’s cost of financing such loans to increase faster than the Company’s interest income until rates on the loans rise enough to cause the spread-based rate to exceed the floor.
      Developing an effective interest rate management strategy can be complex, and no strategy can insulate the Company from all potential risks associated with interest rate changes. Management believes the majority of the Company’s interest rate risk arises in connection with: (1) certain of its interests in bond securitizations and senior interests in securitization trusts which are reflected as short- and long-term debt in the Company’s consolidated balance sheets; (2) properties warehoused prior to being placed in tax credit equity funds; and (3) to the extent not match-funded as described above, floating-rate debt used to finance the Company’s real estate finance activities. The Company manages its interest rate exposure on its investments in certain tax-exempt bond securitizations through the use of interest rate swaps. The Company may choose not to hedge all of its floating rate exposure with hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company’s interest income and cash flows associated with these investments. Also, certain of the interest rate swap agreements are subject to risk of early termination, possibly at times unfavorable to the Company. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, the Company would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the floating rate exposure remains in existence.
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
      The interest required to be paid on certain of the Company’s senior interests in bond securitization trusts includes a remarketing spread over a floating market interest rate. This remarketing spread varies on a weekly basis and is not mitigated by the hedging instruments discussed above. As a result, changes in the remarketing spread could result in either an increase or decrease in the Company’s interest income and cash flows associated with its interests in bond securitizations. At December 31, 2004, the Company’s weighted average remarketing spread was 8.8%. If the remarketing spread had changed by 50% and 100% at December 31, 2004, the Company’s annual interest income on these investments would have changed by $0.2 million and $0.4 million, respectively. At December 31, 2003, the Company’s weighted average remarketing spread was 0.12%. If the remarketing spread had changed by 50% and 100% at December 31, 2003, the Company’s annual interest income on these investments would have changed by $0.2 million and $0.5 million, respectively.
      The Company’s investments in tax-exempt bonds, interests in bond securitizations, and investments in derivative financial instruments are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2004, the market value of these investments would have changed by 8% and 14%, respectively. If interest rates had changed by 100 basis points and 200 basis points at December 31, 2003, the market value of these investments would have changed by 7% and 14%, respectively. However, for the participating tax-exempt bonds for which the fair value is determined by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, economic events and conditions, and investor risk perceptions.
Credit and Liquidity Risks
      Substantially all of the Company’s tax-exempt bond investments lack a regular trading market and are illiquid. This lack of liquidity could be exacerbated during turbulent market conditions or if any of the tax-exempt bonds become taxable or go into default. If the Company were required to raise additional cash during a turbulent market, the Company might have to liquidate its investments on unfavorable terms. In addition, the illiquidity associated with the Company’s tax-exempt bond investments can result in increased volatility in the fair value of the Company’s investments, which could impact the Company’s balance sheet and other comprehensive income (loss).
      There can also be significant credit risk assigned by investors to the types of investments held by the Company. The illiquid assets held by the Company trade at yields that can be traced to spreads over “investment grade” instruments. On occasion there may be periods of market volatility during which the market investors demand an increased credit spread over “investment grade” investments for the investments owned by the Company. During these times, the market value of the Company’s investments may decline significantly. If the investors’ required rate of return on the Company’s investments had changed 100 basis points and 200 basis points at December 31, 2004, the market value of these investments would have changed by 8% and 15%, respectively. If the investors’ required rate of return on the Company’s investments had changed 100 basis points and 200 basis points at December 31, 2003, the market value of these investments would have changed by 8% and 15%, respectively.
      Under the terms of the Company’s interest rate swap agreements with counterparties and certain other transactions (see Note 7 to the consolidated financial statements), the Company is required to maintain cash deposits with its counterparties (“margin call deposits”). The Company’s margin call deposits with counterparties were $0.5 million and $9.1 million at December 31, 2004 and 2003, respectively. There is a risk that the Company could be required to liquidate investments to satisfy margin calls on its interest rate swap contracts if interest rates rise or fall dramatically. If interest rates changed by 50 and 100 basis points at December 31, 2004, the Company would be required to post additional margin call deposits of $1.4 million and $3.5 million, respectively. Additionally, the Company is exposed to the credit risks of the Company’s counterparties in the interest rate swap. The Company’s counterparties, under certain circumstances, may not pay or perform under the contracts or they may terminate the contract at times unfavorable to the Company. In addition, these agreements contain covenants related to minimum net worth and other terms and conditions. These covenants impose operating and financial restrictions that may impair the Company’s ability to respond to changing business and economic conditions or to grow its business and make the Company more vulnerable to economic downturns.
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

Prepayment Risk
      A decrease in market interest rates may result in the redemption of an investment or a borrower prepaying or refinancing the investment prior to its stated maturity. The Company may not be able to reinvest the proceeds of the redeemed investment at an attractive rate of return. This may affect the Company’s ability to generate sufficient cash to pay distributions. The risk of prepayment is mitigated by the existence of prepayment penalties on certain of the Company’s investments.
Other Risks Associated with Securitizations and Financings
      Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. In certain of the Company’s floating rate on-balance sheet securitization trusts, investment banks provide liquidity to the trust (the “liquidity provider”) and credit enhancement to the bonds (“the credit enhancer”), which enable the senior interests to be sold to qualified institutional buyers and accredited third party investors seeking investments rated the equivalent AA- or better by Standard and Poor’s. The Company retains the residual interest in these trusts. To the extent that the credit enhancer is downgraded below AA-, either an alternative credit enhancer would be substituted to reinstate the desired investment rating or the senior interests would be marketed to qualified institutional buyers and other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company’s income. The liquidity facilities generally have one-year terms and are renewable annually by the liquidity providers. If the liquidity provider does not renew the liquidity facility, the Company would be forced to find an alternative liquidity provider, sell the senior interests as fixed-rate securities, repurchase the underlying bonds, or liquidate the underlying bond and its investment in the residual interests. Similarly, if the credit enhancer does not renew the credit enhancement facility, the Company would be forced to find an alternative credit enhancer, repurchase the underlying bonds, or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed above), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2004, $400.8 million and $186.4 million of the senior interests in the Company’s securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. As of December 31, 2003, $331.2 million and $115.6 million of the senior interests in the Company’s securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. Where possible, the Company has already extended in advance the liquidity and credit enhancement of the senior interests for a period of one year on each trust. Certain liquidity and credit enhancement facilities are automatically extended by one year unless the Company is otherwise notified by the liquidity provider and credit enhancer six months prior to the termination of the facilities. The expiration of each facility is staggered for certain trusts so that the annual renewals are not concentrated in any one month. The Company continues to review alternatives that would reduce and diversify credit risks.
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
      The Company is party to a number of credit facilities and other borrowings that could have significant adverse effects on its business. This debt makes it more difficult for the Company to obtain additional financing on favorable terms and requires the Company to dedicate a substantial portion of its cash flows from operations to the repayment of principal and interest on its debt. In addition, certain of these facilities contain various restrictive covenants, including, for example, covenants related to minimum net worth, maximum leverage and interest coverage. These covenants impose operating and financial restrictions that may impair the Company’s ability to respond to changing business and economic conditions or to grow its business and make the Company more vulnerable to economic downturns. If the Company is unable to generate sufficient cash flows from operations in the future, it may have to refinance all or a portion of its debt and/or obtain additional financing. The Company may not be able to obtain refinancing or additional financing on favorable terms.
Item 8. Financial Statements and Supplementary Data.
      The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP dated March 15, 2005, are listed in Item 15(a)(1) and included at the end of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. Notwithstanding these limitations, the Company’s controls and procedures are not limited insofar as they relate to: the recording of amounts related to such investments that are recorded in our consolidated financial statements; the selection of accounting methods for the same; the recognition of equity method earnings and losses; and the determination, valuation and recording of our investment account balances therefor. As discussed in this report, the Company began consolidating the financial results of certain tax credit equity funds effective March 31, 2004 pursuant to the requirements of FIN 46R. Because the operations of these tax credit equity funds are primarily driven by underlying entities that the tax credit equity funds do not control or consolidate, and the results of these unconsolidated entities are often reported to the tax credit equity funds on a delayed basis, these entities are among the entities with respect to whose information the Company’s disclosure controls and procedures are necessarily more limited than those for consolidated subsidiaries the Company controls. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — New Accounting Pronouncements” for more information regarding the consolidation of the financial results of these tax credit equity funds.
(b) Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
      Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the criteria related to internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

      The Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Controls Over Financial Reporting
      In October 2004, in connection with its ongoing internal controls initiatives relating to the Sarbanes-Oxley Act of 2002, management of the Company implemented procedures to enhance its controls relating to the approval of material contracts. Except as disclosed above, during the fiscal quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
      None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
      The Company has adopted a Code of Ethics that applies to Officers, Employees and Directors, a copy of which is available on the Company’s website at www.munimae.com.
      The remaining information required to be furnished by this Item 10 is contained in the Company’s proxy statement for its 2005 annual shareholders meeting under the captions “Information about the Company’s Directors,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Item 11. Executive Compensation.
      The information required to be furnished by this Item 11 is contained in the Company’s proxy statement for its 2005 annual shareholders meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required to be furnished by this Item 12 is contained in the Company’s proxy statement for its 2005 annual shareholders meeting under the same caption and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
      The information required to be furnished by this Item 13 is contained in the Company’s proxy statement for its 2005 annual shareholders meeting under “Related Party and Affiliate Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
      The information required to be furnished by this Item 14 is contained in the Company’s proxy statement for its 2005 annual shareholders meeting under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The following is a list of the consolidated financial statements included at the end of this report:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended
December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
Schedules other than Schedule II are omitted as not applicable or not required.

(3) Exhibit Index

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company dated as of August 12, 2002 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).
3.2	Amended and Restated Bylaws (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.1	Amended and Restated Master Recourse Agreement among Fannie Mae, Municipal Mortgage & Equity, LLC and MMACAP, LLC dated as of December 1, 2000.
10.2	Registration Rights Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as Item 16 Exhibit 2.2 to the Company’s report on Form S-3, File No. 333-56049, filed with the Commission on January 25, 2000 and incorporated by reference herein).
10.3	Employment Agreement between the Company and Mark K. Joseph dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.4	Amendment to Employment Agreement between the Company and Mark K. Joseph dated as of January 1, 2005.
10.5	Employment Agreement between the Company and Michael L. Falcone dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.6	Employment Agreement between the Company and Michael L. Falcone dated as of January 1, 2005.
10.7	Employment Agreement between the Company and Earl W. Cole, III dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.8	Employment Agreement between the Company and Keith J. Gloeckl dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.9	Employment Agreement between the Company and Gary A. Mentesana dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).

10.10	Employment Agreement between the Company and Jenny Netzer dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.11	Employment Agreement between the Company and Charles M. Pinckney dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.12	Employment Agreement between the Company and Frank G. Creamer, Jr. dated as of August 1, 2004 (filed as part of the Company’s Form 10-Q/A for the quarter ended June 30, 2004 and incorporated by reference herein).
10.13	Warehousing Credit and Security Agreement, Residential Funding Corporation dated May 23, 2003.
10.14	Credit Agreement with Bank of America dated November 12, 2004 (filed as part of the Company’s Form 8-K filed on November 17, 2004 and incorporated by reference herein).
10.15	Municipal Mortgage Equity, LLC 2004 Non-Employee Directors’ Share Plan (filed as part of the Company’s form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein).
10.16	Municipal Mortgage & Equity, LLC Amended and Restated 2004 Share Incentive Plan and Form of Deferred Share Agreement (filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein).
10.17	Form of Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement filed on April 12, 2001 and incorporated by reference herein).
10.18	Form of Municipal Mortgage & Equity, L.L.C. 2001 Non-Employee Directors’ Share Incentive Plan (filed as Appendix B of the Company’s Definitive Proxy Statement filed on April 12, 2001 and incorporated by reference herein).
10.19	Form of Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 1998 and incorporated by reference herein).
10.20	Form of Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan (filed as Appendix B of the Company’s Definitive Proxy Statement filed on April 29, 1998 and incorporated by reference herein).
10.21	Indenture between Midland Financial Holdings, Inc. and Wilmington Trust Company, dated as of May 3, 2004.
11.1	Statement of Computation of Earnings Per Share.
14.1	Code of Ethics.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, the Registrant’s Independent Registered Public Accounting Firm.
31.1	Certification of Michael L. Falcone, Chief Executive Officer and President of Municipal Mortgage & Equity, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael L. Falcone, Chief Executive Officer and President of Municipal Mortgage & Equity, LLC, pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC, pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule II
Valuation and Qualifying Accounts
December 31, 2004

		Additions

(in thousands)	Balance at	Charged to costs	Charged to Other	Deductions –		Balance at end
Description	beginning of period	and expenses	Accounts – Describe	Describe		of period

Loan Loss Reserve
2004	$(1,679)	$(1,411)	$—	$130	a	$(2,960)
2003	(1,072)	(610)	—	3	a	(1,679)
2002	(835)	(297)	—	60	b	(1,072)

a	Represents amounts collected for loan previously determined as uncollectible

b	Represents amounts adjusted to loan receivable and loan loss reserve to properly reflect loan loss reserve balance

$(1,411)	Amount per above
(4,170)	Other-than-Temporary Impairments Related to Bonds
(1,582)	Impairment of Fixed Assets
22	Other Impairments/ Write offs

$(7,141)	Impairments and Valuation Allowances per 2004
Consolidated Statement of Income

$(610)	Amount per above
(3,831)	Other-than-Temporary Impairments Related to Bonds
(2,542)	Other Impairments/ Write offs

$(6,983)	Impairments and Valuation Allowances per 2003
Consolidated Statement of Income

$(297)	Amount per above
(433)	Other-than-Temporary Impairments Related to Bonds

$(730)	Impairments and Valuation Allowances per 2002
Consolidated Statement of Income

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Municipal Mortgage & Equity, LLC

By:	/s/ Michael L. Falcone

Michael L. Falcone
Chief Executive Officer
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Joseph Mark K. Joseph	Chairman of the Board and Director	March 15, 2005

/s/ Michael L. Falcone Michael L. Falcone	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005

/s/ William S. Harrison William S. Harrison	Executive Vice President and Chief Financial Officer	March 15, 2005

/s/ Charles C. Baum Charles C. Baum	Director	March 15, 2005

/s/ Richard O. Berndt Richard O. Berndt	Director	March 15, 2005

/s/ Eddie C. Brown Eddie C. Brown	Director	March 15, 2005

/s/ Robert S. Hillman Robert S. Hillman	Director	March 15, 2005

/s/ Douglas A. McGregor Douglas A. McGregor	Director	March 15, 2005

/s/ Arthur S. Mehlman Arthur S. Mehlman	Director	March 15, 2005

/s/ Fred N. Pratt, Jr. Fred N. Pratt, Jr.	Director	March 15, 2005

PricewaterhouseCoopers LLP Suite 2100 250 W. Pratt St. Baltimore MD 21201 Telephone (410) 783 7600 Facsimile (410) 783 7680
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
  of Municipal Mortgage & Equity LLC:
We have completed an integrated audit of Municipal Mortgage & Equity LLC’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Municipal Mortgage & Equity, LLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 1 and 11, the Company adopted certain of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) as of December 31, 2003, the provisions of the amendment to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) as of March 31, 2004 and the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), as of July 1, 2003.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
March 15, 2005

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2004	2003

ASSETS:
Investment in tax-exempt bonds and interests in bond securitizations, net (Note 3)	$1,275,748	$1,043,973
Loans receivable, net (Note 4)	603,173	497,884
Loans receivable held for sale (Note 4)	27,766	54,492
Investments in partnerships (Note 5)	827,273	282,492
Investment in derivative financial instruments (Note 6)	3,102	2,563
Cash and cash equivalents	92,881	50,826
Interest receivable	18,368	16,843
Restricted assets (Note 7)	72,805	75,525
Other assets	66,040	73,961
Land, building and equipment, net	182,773	5,429
Mortgage servicing rights, net (Note 8)	11,349	10,967
Goodwill	106,609	107,505
Other intangibles	22,443	27,159

Total assets	$3,310,330	$2,249,619

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Notes payable (Note 9)	$880,224	$663,544
Mortgage notes payable (Note 9)	132,237	—
Short-term debt (Note 9)	413,157	371,881
Long-term debt (Note 9)	164,014	172,642
Subordinate debentures (Note 10)	84,000	—
Preferred shares subject to mandatory redemption (Note 11)	168,000	168,000
Tax credit equity guarantee liability (Note 12)	186,778	151,326
Investment in derivative financial instruments (Note 6)	4,923	15,287
Accounts payable and accrued expenses	35,003	17,506
Interest payable	19,266	9,581
Unearned revenue and other liabilities	74,176	37,986

Total liabilities	2,161,778	1,607,753

Commitments and contingencies (Note 14)
Minority interest in subsidiary companies (Note 1)	404,586	31
Preferred shareholders’ equity in a subsidiary company, liquidation preference of $73,000 and $0 at December 31, 2004 and 2003, respectively (Note 11)	71,031	—
Shareholders’ equity:
Common shares, par value $0 (39,471,099 shares authorized, including 35,179,884 shares issued and outstanding, and 58,114 deferred shares at December 31, 2004 and 35,926,099 shares authorized, 32,592,093 shares issued and outstanding, and 39,701 deferred shares at December 31, 2003)	681,227	654,700
Less common shares held in treasury at cost (124,715 at December 31, 2004 and 2003, respectively)	(2,615)	(2,615)
Less unearned compensation (deferred shares) (Note 17)	(4,145)	(3,992)
Accumulated other comprehensive loss	(1,532)	(6,258)

Total shareholders’ equity	672,935	641,835

Total liabilities and shareholders’ equity	$3,310,330	$2,249,619

The accompanying notes are an integral part of these financial statements

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	For the year ended December 31,

	2004	2003	2002

INCOME:
Interest income
Interest on bonds and interests in bond securitizations	$85,505	$71,636	$70,757
Interest on loans	43,874	37,211	36,585
Interest on short-term investments	5,020	2,158	1,255

Total interest income	134,399	111,005	108,597

Fee income
Syndication fees	25,535	26,856	7,221
Origination and brokerage fees	7,934	6,584	6,632
Guarantee fees	7,852	3,614	232
Asset management and advisory fees	12,733	10,337	3,887
Loan servicing fees	4,579	4,234	3,882
Other income	7,415	8,855	4,203

Total fee income	66,048	60,480	26,057

Net rental income	17,959	—	—

Total income	218,406	171,485	134,654

EXPENSES:
Interest expense	69,884	44,528	36,596
Interest expense on debentures and preferred shares (Notes 10 & 11)	17,318	6,189	—
Salaries and benefits	69,540	41,736	22,678
General and administrative	26,445	11,152	6,516
Professional fees	11,118	4,188	4,960
Depreciation and amortization	14,159	7,492	1,857

Total expenses	208,464	115,285	72,607

Net gain on sale of loans	3,393	4,864	3,407
Net gain on sale of tax-exempt investments	304	2,133	4,896
Net gain on sale of investments in tax credit equity partnerships	3,019	2,747	282
Net loss on derivatives	(219)	(1,919)	(24,474)
Impairments and valuation allowances	(7,141)	(6,983)	(730)

Income before income tax (expense) benefit, net income (expense) allocable to minority interest, net losses from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	9,298	57,042	45,428
Income tax (expense) benefit	(2,737)	138	(1,484)
Net income (expense) allocable to minority interest	178,280	(6,032)	(11,938)
Net losses from equity investments in partnerships	(169,404)	(3,173)	(3,057)

Income from continuing operations	15,437	47,975	28,949
Discontinued operations (Note 21)	11,080	25,748	—

Income before cumulative effect of a change in accounting principle	26,517	73,723	28,949
The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF INCOME — (Continued)
(In thousands, except share and per share data)

	For the year ended December 31,

	2004	2003	2002

Cumulative effect of a change in accounting principle	520	(1,228)	—

Net income	$27,037	$72,495	$28,949

Net income allocated to:
Term growth shares	$—	$—	$153

Common shares	$27,037	$72,495	$28,796

Basic earnings per share:
Earnings before discontinued operations and cumulative effect of a change in accounting principle	$0.44	$1.63	$1.16
Discontinued operations	0.32	0.88	—
Cumulative effect of a change in accounting principle	0.02	(0.04)	—

Basic earnings per common share	$0.78	$2.47	$1.16

Weighted average common shares outstanding	34,521,842	29,397,521	24,904,437
Diluted earnings per share:
Earnings before discontinued operations and cumulative effect of a change in accounting principle	$0.44	$1.61	$1.13
Discontinued operations	0.32	0.87	—
Cumulative effect of a change in accounting principle	0.02	(0.04)	—

Diluted earnings per common share	$0.78	$2.44	$1.13

Weighted average common shares outstanding	34,783,888	29,766,032	25,473,815
The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the year ended December 31,

	2004	2003	2002

Net income	$27,037	$72,495	$28,949

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	7,423	1,973	1,536
Reclassification adjustment for gains included in net income	(2,697)	(27,480)	(4,887)

Other comprehensive income (loss)	4,726	(25,507)	(3,351)

Comprehensive income	$31,763	$46,988	$25,598

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

			Preferred Capital
			Distribution
	Preferred Shares		Shares		Term				Accumulated Other
					Growth	Common	Treasury	Unearned	Comprehensive
	Series I	Series II	Series I	Series II	Shares	Shares	Shares	Compensation	Income (Loss)	Total

Balance, January 1, 2002	$6,914	$2,326	$2,552	$411	$229	$406,733	$(912)	$(4,145)	$22,600	$436,708
Net income	—	—	—	—	153	28,796	—	—	—	28,949
Unrealized losses on investments, net of reclassifications	—	—	—	—	—	—	—	—	(3,351)	(3,351)
Distributions	(115)	(15)	(49)	(1)	(382)	(42,683)	—	—	—	(43,245)
Purchase of treasury shares	(6,799)	(2,311)	(2,503)	(410)	—	(7,275)	—	—	—	(19,298)
Options exercised	—	—	—	—	—	3,541	—	—	—	3,541
Issuance of common shares	—	—	—	—	—	81,286	—	—	—	81,286
Reissuance of treasury shares	—	—	—	—	—	(55)	55	—	—	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	190	—	—	—	190
Deferred share grants (Note 17)	—	—	—	—	—	830	—	(830)	—	—
Amortization of deferred compensation (Note 17)	—	—	—	—	—	—	—	1,701	—	1,701
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—	583	—	—	—	583

Balance, December 31, 2002	$—	$—	$—	$—	$—	$471,946	$(857)	$(3,274)	$19,249	$487,064
Net income	—	—	—	—	—	72,495	—	—	—	72,495
Unrealized losses on investments, net of reclassifications	—	—	—	—	—	—	—	—	(25,507)	(25,507)
Distributions	—	—	—	—	—	(51,756)	—	—	—	(51,756)
Purchase of treasury shares	—	—	—	—	—	1,758	(1,758)	—	—	—
Options exercised	—	—	—	—	—	1,180	—	—	—	1,180
Issuance of common shares	—	—	—	—	—	155,457	—	—	—	155,457
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	240	—	—	—	240
Deferred share grants (Note 17)	—	—	—	—	—	3,665	—	(3,665)	—	—
Forfeiture of deferred shares	—	—	—	—	—	(475)	—	475	—	—
Amortization of deferred compensation (Note 17)	—	—	—	—	—	—	—	2,472	—	2,472
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—	190	—	—	—	190

Balance, December 31, 2003	$—	$—	$—	$—	$—	$654,700	$(2,615)	$(3,992)	$(6,258)	$641,835
Net income	—	—	—	—	—	27,037	—	—	—	27,037
Unrealized gains on investments, net of reclassifications	—	—	—	—	—	—	—	—	4,726	4,726
Distributions	—	—	—	—	—	(63,181)	—	—	—	(63,181)
Options exercised	—	—	—	—	—	5,382	—	—	—	5,382
Issuance of common shares	—	—	—	—	—	52,521	—	—	—	52,521
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	377	—	—	—	377
Deferred share grants (Note 17)	—	—	—	—	—	3,949	—	(3,949)	—	—
Amortization of deferred compensation (Note 17)	—	—	—	—	—	—	—	3,796	—	3,796
Tax benefit from exercise of options and vesting of deferred shares	—	—	—	—	—	442	—		—	442

Balance, December 31, 2004	$—	$—	$—	$—	$—	$681,227	$(2,615)	$(4,145)	$(1,532)	$672,935

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

			Preferred Capital
	Preferred Shares		Distribution Shares		Term
					Growth	Common	Treasury
	Series I	Series II	Series I	Series II	Shares	Shares	Shares

SHARE ACTIVITY:
Balance, January 1, 2002	10,995	3,176	5,742	1,391	2,000	21,820,236	59,330
Redemption of preferred shares	(10,995)	(3,176)	(5,742)	(1,391)	(2,000)	—	—
Options exercised	—	—	—	—	—	192,031	—
Issuance of common shares	—	—	—	—	—	3,436,463	—
Reissuance of treasury shares	—	—	—	—	—	3,886	(3,886)
Issuance of common shares under employee share incentive plans (Note 17)	—	—	—	—	—	85,774	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	7,590	—

Balance, December 31, 2002	—	—	—	—	—	25,545,980	55,444
Options exercised	—	—	—	—	—	64,250	—
Purchase of treasury shares	—	—	—	—	—	(69,271)	69,271
Issuance of common shares	—	—	—	—	—	6,844,082	—
Issuance of common shares under employee share incentive plans (Note 17)	—	—	—	—	—	112,181	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	9,857	—

Balance, December 31, 2003	—	—	—	—	—	32,507,079	124,715
Options exercised	—	—	—	—	—	283,754	—
Issuance of common shares	—	—	—	—	—	2,147,470	—
Issuance of common shares under employee share incentive plans (Note 17)	—	—	—	—	—	156,563	—
Deferred shares issued under the Non-Employee Directors’ Share Plans (Note 17)	—	—	—	—	—	18,417	—

Balance, December 31, 2004	—	—	—	—	—	35,113,283	124,715

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the twelve months ended
	December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,037	$72,495	$28,949
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to preferred shareholders	755	5,989	11,977
Cumulative effect of a change in accounting principle	(520)	1,228	—
Net holding (gains) losses on trading securities	(10,903)	(6,322)	14,863
Impairments and valuation allowances related to investments	7,141	6,983	730
Amortization of guarantee liability	(5,843)	(2,151)	—
Net gain on sales	(6,716)	(10,486)	(8,558)
Loss on disposal of fixed assets	—	193	—
Loss from investments in partnerships	169,404	3,173	3,057
Minority interest income	(179,035)	—	—
Net amortization of premiums, discounts and fees on investments	(5,666)	(14)	(203)
Depreciation, accretion and amortization	20,819	10,825	1,856
Discontinued operations	(11,080)	(25,748)	—
Deferred income taxes	1,765	190	583
Deferred share compensation expense	3,796	2,472	1,701
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	377	279	224
Net change in assets and liabilities:
Increase in interest receivable	(1,688)	(686)	(298)
(Increase) decrease in other assets	(9,102)	(16,272)	(3,651)
Increase in accounts payable, accrued expenses and other liabilities	25,417	15,311	4,349
(Increase) decrease in loans held for sale	28,183	(11,740)	41,516

Net cash provided by operating activities	54,141	45,719	97,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tax-exempt bonds and residual interests in bond securitizations	(369,315)	(191,953)	(191,619)
Loan originations	(340,122)	(285,476)	(264,937)
Acquisition of HCI	—	(105,337)	—
Acquisition of an unconsolidated subsidiary	—	—	(1,100)
Purchases of property and equipment	(8,975)	(2,456)	(290)
Proceeds from the sale of property and equipment	—	9	—
Net investment in restricted assets	30,812	11,505	(23,387)
Principal payments received	247,022	253,458	203,389
Proceeds from the sale of investments	129,380	72,583	33,149
Distributions received from investments in partnerships	7,676	8,942	497
Net investments in partnerships	(348,370)	(98,346)	(98,023)
Termination of derivative financial instruments	(5,000)	(10,809)	—

Net cash used in investing activities	(656,892)	(347,880)	(342,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	1,244,543	1,003,630	720,527
Repayment of credit facilities	(1,108,835)	(800,535)	(680,141)
Proceeds from tax credit syndication investors	321,287	15,417	—
Proceeds from short-term debt	43,955	31,835	179,700
Repayment of short-term debt	(2,679)	(71,775)	(38,315)
Proceeds from long-term debt	85,140	42,371	3,538
Repayment of long-term debt	(4,358)	(7,561)	(587)
Issuance of common shares	52,521	155,418	77,821
Issuance of preferred shares	71,031	—	—
Redemption of preferred shares	—	—	(19,298)
Proceeds from stock options exercised	5,382	1,180	3,541
Distributions to common shares	(63,181)	(51,756)	(43,245)
Distributions to preferred shareholders in a subsidiary company	—	(8,982)	(11,943)

Net cash provided by financing activities	644,806	309,242	191,598

Net increase in cash and cash equivalents	42,055	7,081	(53,628)
Cash and cash equivalents at beginning of period	50,826	43,745	97,373

Cash and cash equivalents at end of period	$92,881	$50,826	$43,745

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the twelve months ended
	December 31,

	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$77,517	$40,801	$22,684

Income taxes paid	$1,023	$212	$1,109

Disposals of advance to related party	$—	$—	$2,618

Issuance of common stock in connection with the acquisition of an unconsolidated subsidiary	$—	$—	$100

Issuance of common stock in connection with the MFH acquisition	$—	$—	$3,331

Non-cash activity resulting from consolidation of VIEs under FIN 46R (Note 1):
Investment in partnerships	$395,883	$—	$—
Restricted assets	28,943	—	—
Land, building and equipment, net	177,576	—	—
Notes payable	75,410	—	—
Mortgage notes payable	139,532	—	—
Accounts payable, accrued expenses and other liabilities	53,508	—	—
Minority interest in subsidiary companies	333,447	—	—
Accumulated other comprehensive income	(15)	—	—
The accompanying notes are an integral part of these financial statements.

NOTE 1 — Summary of Significant Accounting Policies
      Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes. Real estate finance activities include the origination of, investment in and servicing of investments in multifamily housing, both for the Company’s own account and on behalf of third parties. These activities generate income that is includable income for Federal income tax purposes.
      The Company is also a tax credit syndicator. As a syndicator, the Company acquires and transfers to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.
      MuniMae was organized in 1996 as a Delaware limited liability company. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. Since MuniMae is classified as a partnership for Federal income tax purposes, MuniMae is not itself subject to Federal and, in most cases, state and local income taxes. Instead, each shareholder must include his or her distributive share of MuniMae’s income, deductions and credits on the shareholder’s income tax return. Most of the Company’s real estate finance and tax credit syndication activities are conducted through subsidiaries classified as corporations for Federal income tax purposes. These corporations do not have the pass-through income features of a partnership.
Basis of Presentation
      The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). The presentation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.
      The following is a summary of the Company’s significant accounting policies.
Consolidation
      The consolidated financial statements include the accounts of MuniMae, its wholly owned subsidiaries, its majority owned subsidiaries and variable interest entities (“VIEs”) where management determined that the Company was the primary beneficiary of the VIE. All significant intercompany balances and transactions have been eliminated.

Investing Segment
      The Company originates for its own account and for others investments in tax-exempt bonds and taxable loans secured primarily by non-recourse mortgage loans on affordable and market rate multifamily housing. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other types of real estate.
      The Company also invests in other housing-related securities, including CDD bonds. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.
      The Company may from time to time make taxable equity investments for its own account in income-producing real estate operating partnerships. To date, the Company’s equity investments have been made in partnership with CAPREIT, Inc. and its affiliates (“CAPREIT”).
      The Company’s sources of capital to fund its investing activities include proceeds from equity and debt offerings, securitizations, loans from warehousing facilities with various pension funds and commercial banks and draws on lines of credit. The Company earns interest income from its investments in tax-exempt bonds and taxable loans. The Company also earns origination, construction administration and servicing fees, through subsidiaries classified as corporations for Federal income tax purposes, for originating and servicing the bonds.
General Terms of Tax-Exempt Bonds
      The Company’s rights under the bonds it holds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of principal and interest under the bonds. The mortgage loans are first mortgage or subordinate loans on multifamily housing developments and are generally nonrecourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arms’-length negotiations that reflect market conditions existing at the time the bonds were acquired or originated by the Company. Non-participating bonds, which account for the great majority of the Company’s tax-exempt bonds (see Note 3), provide for payment of a fixed or variable rate of interest. Participating bonds have additional interest features that allow the Company to receive additional interest through certain increases in available cash flow from the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond. Certain participating and non-participating bonds are subordinate bonds, as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.
      The CDD bonds which the Company acquires finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and are secured by specific payments or assessments pledged by the local improvement district that issues the bonds.
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
Securitization Programs
      The Company securitizes assets in order to enhance the overall return on its investments and to generate proceeds that, along with other sources of capital, facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments.

Summary of Major Securitization Programs
      To date, the Company has securitized mortgage bonds in its portfolio primarily through six programs: (1) the Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATsSM”) program, (2) a tender option bond program with the Federal Home Loan Mortgage Corporation (“Freddie Mac”), (3) a securitization program utilizing MBIA Insurance Corporation (“MBIA”) credit enhancement, (4) a securitization program for CDD bonds utilizing various financial institutions as credit enhancement providers, (5) a long-term securitization program (“Term Securitization Facility”), and (6) a securitization program utilizing Financial Security Assurance, Inc. (“FSA”) as the credit enhancement provider. At times the Company securitizes a single bond investment with a new counterparty other than those listed above. With the exception of the FSA securitization program, the Company securitizes assets by depositing bonds into a trust or structuring a transaction whereby a third party deposits bonds into a trust. The trust issues senior and subordinate certificates and the Company receives cash proceeds from the sale of the senior certificates and retains the subordinate certificates. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, a remarketing agent typically resets the rate on the senior certificates weekly. To increase the attractiveness of the senior certificates to investors, the credit of the senior certificates is enhanced, or the credit of the bond underlying the senior certificates is enhanced. The residual interests retained by the Company are subordinate securities and receive the residual interest on the bonds after the payment of all fees and the senior certificate interest. For certain programs, a counterparty provides liquidity to the senior certificates. In such programs, liquidity advances would be used to provide bridge funding for the redemption of senior certificates tendered upon a failure to remarket senior certificates or in the event of other mandatory tender events.
      The liquidity facilities generally have one-year terms and are renewable annually by the liquidity providers. If the liquidity provider does not renew the liquidity facility, the Company would be forced to find an alternative liquidity provider, sell the senior interests as fixed-rate securities, repurchase the underlying bonds, or liquidate the underlying bond and its investment in the residual interests. Similarly, if the credit enhancer does not renew the credit enhancement facility, the Company would be forced to find an alternative credit enhancer, repurchase the underlying bonds, or liquidate the underlying bond and its investment in the residual interests. If the Company is forced to liquidate its investment in the residual interests and potentially the related interest rate swaps (discussed above), the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2004, $400.8 million and $186.4 million of the senior interests in the Company’s securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. As of December 31, 2003, $331.2 million and $115.6 million of the senior interests in the Company’s securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively.
      Under the FSA Securitization program, the Company refunded bonds into Series A Bonds and Series B Bonds. The Series A Bonds, which are senior to the Series B Bonds, were credit enhanced by FSA and sold to qualified third party investors. The Series A Bonds bear interest at various fixed rates and are subject to mandatory sinking fund redemptions. The Company retained the Series B Bonds. During February 2005, the Series A Bonds were purchased by Merrill Lynch and securitized in the P-FLOATSM program, and the Company purchased a $55,000 (face amount) residual interest in the P-FLOATSM trust.
      The Company also enters into various forms of interest rate protection in conjunction with these securitization programs. (See “Financial Risk Management and Derivatives” below in this Note.)

Management of Counterparty Risk
      As illustrated by the table below, in establishing and managing its securitization programs, the Company endeavors to maintain a diverse array of capital partners.

				December 31, 2004

(in thousands)				(A)	(B)	(A) - (B)
					Face
					Amount		Percentage of
		Provider of			of Senior		Total Senior
	Nature of	Credit	Provider of	Fair Value of	Security		Securities
Sponsor	Senior Security	Enhancement	Liquidity	Total Bonds	Outstanding	Difference	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	short-term, floating rate, weekly reset (2)	Merrill Lynch or Fannie Mae	Merrill Lynch	$269,535	$262,512	$7,023	38.0%

Freddie Mac	fixed	Freddie Mac	Freddie Mac	87,333	63,835	23,498	9.3

MBIA	short-term, floating rate, weekly reset	MBIA	Bayerische Landesbank (BLB) and Landesbank Baden-Wurttenberg (LBBW)	134,486	138,315	(3,829)	20.1

Term	fixed	MMA Credit Enhancement I, LLC through the pledge of additional bonds	N/ A	36,009	43,170	(7,161)	6.3

CDD	fixed	Compass Bank	N/ A	43,807	41,616	2,191	6.0

Other	weekly reset or fixed	Compass Bank	Compass Bank	12,823	12,330	493	1.8

Subtotal				$583,993	$561,778	$22,215	81.5%

Off Balance Sheet Securitizations:

FSA Bonds	fixed	FSA	N/ A	121,675	66,900	54,775	9.7
CDD	fixed	Various	N/ A	64,668	61,005	3,663	8.8

Subtotal				$186,343	$127,905	$58,438	18.5%

Total				$770,336	$689,683	$80,653	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003

(in thousands)	(A)	(B)	(A) - (B)
		Face
		Amount		Percentage of
		of Senior		Total Senior
	Fair Value of	Security		Securities
Sponsor	Total Bonds	Outstanding	Difference	Outstanding(1)

On Balance Sheet Securitizations:
Merrill Lynch	$229,320	$220,641	$8,679	37.1%

Freddie Mac	87,060	64,085	22,975	10.8

MBIA	139,266	138,910	356	23.4

Term	38,642	44,283	(5,641)	7.4

CDD	43,019	41,946	1,073	7.1

Other	17,866	17,740	126	3.0

Subtotal	$555,173	$527,605	$27,568	88.8%

Off Balance Sheet Securitizations:

FSA Bonds	117,737	67,200	50,537	11.2
CDD	—	—	—	0.0

Subtotal	$117,737	$67,200	$50,537	11.2%

Total	$672,910	$594,805	$78,105	100.0%

(1)	This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.

(2)	At December 31, 2004, $15.0 million of senior securities had a fixed rate for a term of one to three years.

Fannie Mae Credit Enhancement
      The Company participates in a structured finance program developed by Federal National Mortgage Association (“Fannie Mae”) to facilitate the credit enhancement of bonds for which risk is shared by Fannie Mae and the Company. Under this program, Fannie Mae provides credit enhancement to the assets in a cross-collateralized pool. In order to obtain the credit enhancement from Fannie Mae for the bonds secured by this facility, the Company procured a letter of credit and a bond insurance policy for the benefit of Fannie Mae that insures the first loss on the cross-collateralized pool. Prior to 2004, the Company was required to post collateral as credit support for the bond insurance policy. In 2004, the Company replaced the collateral posting obligation with a corporate guarantee. To date, the Company has credit enhanced $100.0 million in bonds through this program. This program is open-ended, which allows the Company to add additional assets to the program and is not a securitization program.
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

	Carrying Value at
	December 31,

	2004	2003
(in thousands)
Merrill Lynch P-FLOATs	$134,361	$170,991
MBIA	95,897	90,874
Term Securitization Facility	35,251	40,566
Fannie Mae Credit Enhancement	1,330	28,684
Guaranteed Funds/ Credit Enhancement	73,809	—

Total(1)	$340,648	$331,115

(1)	This table reflects collateral pledged for the securitization and credit enhancement facilities discussed above. The Company has other assets pledged as collateral to secure other programs, as discussed in Notes 3, 4, 6, 7 and 14.
     The Company’s significant accounting policies that directly relate to the investment in tax-exempt bonds and interests in bond securitizations are described below.
Investments in Tax-Exempt Bonds and Interests in Bond Securitizations
      Investments in tax-exempt bonds and interests in bond securitizations (collectively, “investments in bonds”) are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). All investments in bonds are classified and accounted for as available-for-sale debt securities and are carried at fair value; unrealized gains or losses arising during the period are recorded through other comprehensive income in shareholders’ equity, while realized gains and losses and other-than-temporary impairments are recorded through operations. The Company evaluates, on an ongoing basis, the credit risk exposure associated with these assets to determine whether any other-than-temporary impairments exist in accordance with the Company’s policy discussed in the “Other-Than-Temporary Impairments and Valuation Allowances on Investments” section of this Note 1.
      In December 2003, as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (discussed further under “New Accounting Pronouncements” in this Note 1), the Company determined that its investments in interests in bond securitizations represented equity interests in VIEs. The Company further determined the Company was the primary beneficiary of the VIEs and therefore was required to consolidate its investments. As a result, the Company made adjustments to (1) reclassify the Company’s interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on the Company’s consolidated balance sheets and (4) record the senior interests in the securitization trusts as short-term debt. The Company also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments.
      The Company determines the fair value of bonds that participate in the net cash flow and net capital appreciation of the underlying properties and/or that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. The Company bases the fair value of all other bonds and interests in bond securitizations on quotes from external sources, such as brokers, for these or similar investments.
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
      For tax purposes, the Company recognizes base interest as income as it accrues. For certain investments, in accordance with the terms of the bond document, the Company may also recognize Participation Interest as income as it accrues for tax reporting. Base interest and Participation Interest in certain bonds is accrued for tax purposes even when the interest income is not collected. Base interest recognized on the bonds is exempt for Federal income tax purposes for the shareholders. In accordance with the terms and conditions of the underlying bond documents and tax regulations, Participation Interest in certain bonds may be taxable to the shareholders for Federal income tax purposes.
Securitization Transactions
      For financial reporting purposes, the Company accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and FIN 46 (discussed under “New Accounting Pronouncements” in this Note 1). As a result, the Company accounts for its securitizations as either sales or financing transactions. If the transfer of the underlying bond is considered to result in the surrender of control pursuant to FAS 140, then a sale has occurred and a gain or loss is recognized accordingly. Under financing accounting, the bond securitized is included in the Company’s investments in tax-exempt bonds and the senior interest in the securitization trust is recorded as short-term or long-term debt on the Company’s consolidated balance sheets.
Premiums and Discounts on Purchased Investments
      Premiums and discounts on purchased investments are deferred and amortized into interest income to approximate a level yield over the estimated lives of the related investments. Upon the sale or prepayment of an investment, the unamortized balance of premiums and discounts is recorded as income.
Origination and Construction Administration Fees
      The Company earns origination fees on the origination of tax-exempt bonds and agency bonds. The Company also earns construction administration fees in connection with the servicing of its construction bonds. The origination fees, which are carried on the Company’s balance sheet, are deferred and amortized into interest income to approximate a level yield over the estimated life of the related bonds. Upon sale or prepayment, any unamortized fees are recorded as income.
Tax Credit Segment
      The Company acquires and transfers interests in real estate project partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying real estate project partnerships (“Project Partnerships”) owned by the tax credit equity funds or guarantees to the fund investors. The Company earns fees for providing these guarantees. The Company also earns asset management fees for managing the low-income housing tax credit equity funds syndicated. The Company also acts as general partner of the tax credit equity funds and receives a pro rata share of cash distributions that may be distributed to the tax credit equity funds’ partners pursuant to a sale of the Project Partnerships or their assets. The Company’s general partner interests in tax credit equity funds range from 0.1% to 1.0%. The above-mentioned fees and the Company’s pro rata share of income and losses from the Company’s general partnership interests constitute the primary sources of income or gain and losses from tax credit syndication transactions. All fees represent normal market rates.
      As investor capital is raised and investors are admitted as limited partners in, or subsequently contribute additional capital to, the tax credit equity funds, the tax credit equity funds acquire those Project Partnership limited partner interests from the Company. The Company evaluates these transfers as real estate transactions, notwithstanding the fact that it is acquiring and transferring limited partner interests and not the underlying real property itself. The Company does not transfer options or contracts to buy properties in its tax credit syndication business.
      The Company’s sources of capital to fund its syndication activities include draws on lines of credit, proceeds from debt and equity offerings and working capital. The Company earns syndication, asset management and guarantee fees in conjunction with its syndication transactions.
      The Company’s significant accounting policies that directly relate to the tax credit segment are described below.
Syndication and Guarantee Fees
      Syndication fees are earned when third party investors are admitted as limited partners into the tax credit equity fund sponsored by the Company. Guarantee fees are earned when the Company provides certain performance guarantees to the limited partners of the tax credit equity fund or indemnifies third party guarantors of the tax credit equity fund with respect to the projected yield of the limited partnership interests. Guarantees are only provided with respect to certain of the tax credit equity funds. Syndication fees are recognized when the earnings process is complete and collectibility is reasonably assured. Guarantee fees are recognized ratably over the life of the guarantee. As an additional stipulation, syndication fees are considered earned and are recognized as income upon receipt of the initial cash payment from investors into the syndicated tax credit equity funds, provided all of the following have occurred: (1) the investor has made a significant down payment; (2) the properties for funds have been identified; (3) a firm contract exists that requires an investor to fund capital contribution installments; (4) all services required to earn the fee have been performed to contract specifications; and (5) all appropriate documents have been executed. The Company does not receive ownership interests in lieu of syndication or guarantee fees. Since March 31, 2004, as a result of the consolidation of certain tax credit equity funds pursuant to Financial Accounting Standards Board’s Financial Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46R”) (see New Accounting Pronouncements below), certain syndication fees previously recognized as income have been reclassified as intercompany transactions and have, accordingly, been eliminated in consolidation.

Asset Management Fees
      Asset management fees are earned by the Company for managing the assets of the tax credit equity funds, including monitoring the compliance of the properties with tax credit regulations. The amount of asset management fees due to the Company is outlined in the tax credit equity fund documents. The Company earns asset management fees from the tax credit equity funds on an annual basis calculated based on a percentage of each tax credit equity fund’s invested capital or number of Project Partnerships. The asset management fees are paid from available cash from the tax credit equity funds. The Company records asset management fees as income when the amount that the Company will receive is determinable and collection is reasonably assured. These fees are typically paid to the Company annually in arrears. Upon the adoption of FIN 46R, the Company was required to eliminate intercompany asset management fees earned through services provided to certain tax credit equity funds consolidated by the Company.
Financing Accounting for Guaranteed Tax Credit Equity Funds
      When the Company provides a guarantee in connection with the syndication of a tax credit equity fund, the Company is considered to have continuing involvement with the assets of that fund and to have effective control over the assets in the fund. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, no profit is recognized from the sale of interests in Project Partnerships to tax credit equity funds. The sales value of the Project Partnership is equal to the Company’s original cost basis of the investment. There are no fees charged by the Company to the Project Partnership as part of the syndication transaction. The Company reports the net assets of the tax credit equity funds, consisting primarily of restricted cash and investments in Project Partnerships, in the Company’s consolidated balance sheet. In addition, the investor capital contributions to the tax credit equity funds are reported as a tax credit equity guarantee liability on the Company’s consolidated balance sheet. The net income (loss) from the tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income.
      The Company’s guarantee liability may expire based on the achievement of certain targets by the underlying Project Partnership in the tax credit equity fund or may be outstanding for the life of the tax credit equity fund. When the Company’s liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved and the related underlying investment in the Project Partnership is removed. Any difference between the carrying value of the de-recognized investment in the Project Partnership and the guarantee liability is reflected as a gain or loss on sale and reported in the Company’s consolidated statement of income. For a tax credit equity fund in which the Company’s guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and the related amortization is reported in guarantee fees in the Company’s consolidated statement of income.
      When a guarantee is provided in connection with a syndication, the Company reduces syndication fee and guarantee fee recognition by the amount of estimated losses. The Company estimates that no losses will be incurred under the guarantees. The Company has not incurred any losses to date through its guarantees on limited partnership interests; however, if losses are projected and estimable, reserves will be provided for accordingly.
Real Estate Finance Segment
      The Company engages in a variety of real estate finance activities. These activities include the origination, investment in and servicing of investments in multifamily housing and other real estate financings, both for its own account and on behalf of third parties.
      The Company’s sources of capital to fund its real estate finance activities include (1) warehousing facilities and short-term lines of credit with commercial banks and finance companies, (2) debt and equity financings, either through the Midland Affordable Housing Group Trust (the “Group Trust”) or the Midland Multifamily Equity REIT (“MMER”) and (3) working capital. The Company earns income from the difference between the interest charged on its loans and the interest due under its notes payable and other funding sources. The Company also earns (1) origination fees, (2) loan servicing fees, or in the case of construction loans, construction administration fees and (3) guarantee and other fees in cases where the Company provides credit support to the obligations of a borrower to a third party.
      The Company has established relationships with pension funds through the Group Trust and MMER. The Group Trust was established by a group of pension funds for the purpose of investing in real estate debt investments. The Group Trust provides loans and lines of credit to finance a variety of the Company’s loan products. MMER is a Maryland real estate investment trust established by a group of pension funds including those invested in the Group Trust. MMER provides the Company short-term lines of credit to finance the Company’s lending activities, in addition to acquiring equity investments in income-producing real estate partnerships. From time to time the pension funds make direct investments in debt or equity financings originated by the Company. A subsidiary of MMA Financial Holdings, Inc. (formerly Midland Financial Holdings, Inc. and, together with its subsidiaries, “MFH”, except where otherwise indicated), a wholly owned subsidiary of MuniMae, is the investment manager for the Group Trust and MMER and receives advisory fees for these services. The Company also earns brokerage fees on the placement of permanent loans with the Group Trust and on the placement of equity interests in real estate partnerships with MMER.
      The Company originates taxable construction, permanent and supplemental loans and equity financing to the multifamily housing industry. Supplemental loans include:

•	Pre-development loans, which are project-specific short-term loans for qualifying, early stage pre-development expenditures and are structured to be repaid by the first installments of equity or construction financing; and

•	Bridge and other loans, which have expenditure purposes and sources of repayment that may or may not be limited to a single project. Bridge and other loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.
      Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, assignment of syndication proceeds, assignment and pledges of developer fees, assignment and pledge of cash flows from properties and corporate and personal guarantees.
      The Company conducts real estate finance activities through certain subsidiaries that originate loans on behalf of or in conjunction with the following entities and their respective programs: Fannie Mae — Delegated Underwriting and Servicing (“DUS”) program; Government National Mortgage Association (“GNMA”) — GNMA Mortgage Backed Security program; Federal Housing Administration (“FHA”); US Department of Housing and Urban Development (“HUD”) — HUD’s Multifamily Accelerated Processing program; and Federal Home Loan Mortgage Corporation (“Freddie Mac”) — Targeted Affordable Housing program. These entities’ programs provide an important source of liquidity to the Company. Typically, the loans originated in conjunction with these programs are underwritten and structured in accordance with the terms of these programs. In addition, the Company’s subsidiaries must meet certain financial requirements including maintaining a minimum net worth, liquidity and insurance coverages and holding collateral with a custodian. At December 31, 2004, the Company was in compliance with such requirements. As a Fannie Mae DUS lender, the Company underwrites and originates multifamily housing loans in accordance with Fannie Mae’s underwriting guidelines and sells those loans directly to Fannie Mae. Certain programs require the Company to bear a portion of losses incurred on underlying loans. In addition, at times the Company retains the servicing rights attached to the loans. The servicing portfolio balance originated through these programs was $1.2 billion and $1.1 billion at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company incurred losses on this portfolio of $0, $0.5 million and $0, respectively.
      During 2003, the Company also began originating permanent loans through other mortgage conduits. These other mortgage conduits provide an alternative liquidity strategy for the delivery of permanent loans. These conduits are not contractually obligated to purchase any loans. The Company originated $15.5 million and $35.9 million through other conduit relationships for the years ended December 31, 2004 and 2003, respectively.
      The Company’s significant accounting policies that directly relate to the real estate finance segment are described below.
Loans Receivable
      The Company’s loans receivable consist primarily of construction loans, permanent loans, supplemental loans and other taxable loans. The Company carries loans receivable at net realizable value in accordance with Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15”, (“FAS 114”). The Company evaluates on an ongoing basis the credit risk exposure associated with these assets to determine whether any impairment exists in accordance with the Company’s policy discussed in this Note. When the Company believes that it is probable that it will not collect all amounts due, including principal and interest, under the terms of a loan, it records a valuation allowance.
      The Company recognizes interest on loans as revenue as it accrues. The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. The Company applies interest payments on non-accrual loans first to previously recorded accrued interest and then, once previously accrued interest has been satisfied, as interest income when received. The accrual of interest income is reinstated once a loan’s ability to perform is adequately demonstrated. Interest income is also recognized for the portion of any principal payments received in excess of basis, including payments for previously unaccrued interest.
Loans Receivable Held for Sale
      Management classifies loans that are held for sale as loans receivable held for sale. Loans held for sale are typically held for a period of less than three months. Loans held for sale are reported at lower of cost or market value, on a portfolio basis.
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
Loan Servicing, Origination and Construction Administration Fees
      The Company earns fees in connection with the servicing of loans for third parties. The Company earns construction administration fees in connection with the servicing of its construction loans. The Company earns origination fees on the origination of construction and supplemental loans. The fees on loans held for the Company’s own account are carried on the Company’s consolidated balance sheet, are deferred and amortized into interest income to approximate a level yield over the estimated life of the related loan.
Advisory Fees
      The Company earns advisory fees from serving as investment manager to the Group Trust and MMER. The Group Trust advisory fees are based on the net asset value of the Group Trust. MMER advisory fees are based on the greater of subscription proceeds or net asset value. Advisory fees are recognized into income over the period in which the Company performs the associated services.
Brokerage Fees
      The Company’s brokerage fees are earned through its relationship with the Group Trust, Fannie Mae, Freddie Mac and GNMA. These entities commit to make permanent loans to borrowers through arrangements originated by the Company. The Company does not provide permanent loan financing to the borrower. The Company earns brokerage fees for establishing the meeting of the borrower and these entities and recognizes revenue when all significant services have been performed, which typically coincides with when the permanent lender commits to extend permanent financing.
Investments in Partnerships
      The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method of accounting. The Company uses the equity method when the Company owns an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations. Under the equity method, the Company’s ownership interest in the partnership’s capital is reported as an investment on its consolidated balance sheets and the Company’s allocable share of the income or loss from the partnership is reported as income (loss) from equity investments in partnerships in the consolidated statements of income. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company. After the Company’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income.
Guaranteed Tax Credit Equity Funds: Limited Partner Investments in Real Estate Operating Partnerships
      When the Company provides or assumes a guarantee in connection with the syndication of a tax credit equity fund, the Company is considered to have continuing involvement with the assets of the related tax credit equity funds and to have effective control over the assets in the funds. Therefore, the Company accounts for its involvement in these funds under the financing method. Under the financing method, the Company reports the net assets of the funds, consisting primarily of restricted cash and investments in partnerships, on the Company’s consolidated balance sheet.
Tax Credit Equity Funds: Limited Partner Investments in Real Estate Operating Partnerships
      The Company earns revenues from the syndication of low-income housing tax credits. The Company acquires, through limited partnership interests, equity interests in Project Partnerships expected to earn such tax credits and, as and when it has a sufficient number of such limited partnership interests and has identified tax credit investors, transfers those interests to a syndicated tax credit equity fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a tax credit equity fund. For those tax credit equity funds consolidated pursuant to the adoption of FIN 46R, applicable transferred partnership interests remain on the Company’s consolidated balance sheet. At times the tax credit equity fund acquires equity interests in Project Partnerships identified by the Company directly from the underlying developer.

Investments in Income-Producing Real Estate Operating Partnerships
      The Company makes equity investments in income-producing real estate operating partnerships. To date, the Company’s equity investments have been made in partnership with CAPREIT.
Tax Credit Equity Funds: General Partner Interests
      The Company is also the general partner in most of the syndicated low-income housing tax credit equity funds it originates. The Company’s general partner interests represent 0.1% to 1.0% interest in each such fund. As further discussed in “New Accounting Pronouncements”, FIN 46R requires, in some cases, consolidation of these tax credit equity funds. In other cases, the fund may not be consolidated but instead record the Company’s general partnership investment using the equity method. For partnerships in which the Company is a general partner, the Company recognizes losses to the extent of its partnership liability, regardless of the Company’s basis in its partnership interest.
      At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership pursuant to FIN 46R.
Financial Risk Management and Derivatives
      Senior interests in securitization trusts, which bear interest at floating rates and are reported on the Company’s consolidated balance sheet as short-term debt, expose the Company to interest rate risk. To reduce the Company’s exposure to interest rate risks, the Company may enter into interest rate swaps. Historically, the Company has attempted to offset substantially all of its floating interest rate exposure related to securitization trusts; however, a portion of this floating rate exposure is not fully mitigated by hedging instruments. As a result, changes in interest rates could result in either an increase or a decrease in the Company’s interest income and cash flows associated with these investments. Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. In general, the Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is greater than $1.0 million. In certain cases, the Company is also required to post an independent amount of up-front collateral on the swap contracts.
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
      Investments in derivative financial instruments are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “FAS 133”). These statements establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities in its financial statements and to record these instruments at their fair values.
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
      The Company has several types of financial instruments that meet the definition of a derivative financial instrument under FAS 133, including interest rate swap agreements, total return swaps and put options. Under FAS 133, the Company’s investment in these derivative financial instruments is recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings. The Company recognized an increase in net income of $4.9 million for the year ended December 31, 2004, an increase in net income of $6.3 million for the year ended December 31, 2003 and a decrease in net income of $14.9 million for the year ended December 31, 2002, due to the change in fair value of its derivative instruments. These changes are reflected in net gain (loss) on derivatives in the Company’s consolidated statements of income.
      The Company determines the fair value of its investment in interest rate swap agreements and total return swaps based on quotes from external sources, such as brokers, for these or similar investments. Investments in interest rate swap agreements with market values below zero are reflected as liabilities in the accompanying consolidated balance sheets. The Company recognizes the differential paid or received under these agreements through net gain (loss) on derivatives. Net swap payments received by the Company, if any, will be taxable income, even though the investment being hedged pays tax-exempt interest.
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
Land, Building and Equipment
      Land, building and equipment, consisting primarily of land, buildings, furniture and fixtures, equipment, computer software, computer hardware and leasehold improvements, is stated at cost. Leasehold improvements are amortized on a straight line basis over the estimated life of the lease. Depreciation is provided on either the declining balance or straight line methods over the estimated useful lives of the assets. The following table summarizes property and equipment by type as of December 31, 2004 and 2003.

	As of December 31,
			Useful Life
	2004	2003	(years)
(in thousands, except useful life)
Land	$26,495	$—	N/A
Building	207,983	—	27.50 - 40
Furniture and Fixtures	8,448	1,897	5 - 20
Equipment	267	259	10
Computer Software	1,806	1,497	5
Computer Hardware	1,460	1,757	5
Leasehold Improvements	3,102	2,610	(A	)

	249,561	8,020	(B	)
Accumulated Depreciation	(66,788)	(2,591)

Total	$182,773	$5,429

(A)	Varies based on estimated lease term.

(B)	$241.1 and $0 represents land, building and furniture applicable to Project Partnerships for the years ended December 31, 2004 and 2003, respectively.
     The Company recorded depreciation expense of $7.6 million, $1.0 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Other Assets
      The Company’s investment in other assets includes prepaid expenses, other receivables, debt issue costs, deferred tax assets and certain investments in interest-only securities. Prepaid expenses and debt issue costs are amortized over the contract period or the estimated life of the related debt.
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
Goodwill
      In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”), which were effective July 1, 2001 and January 1, 2002, respectively. FAS 141 requires that the purchase method of accounting be used for all business combinations consummated after June 30, 2001. The Company adopted FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill and indefinitely lived intangible assets, including goodwill and indefinitely lived intangible assets recorded in past business combinations, was discontinued. For the years ended December 31, 2004 and 2003, all goodwill was tested for impairment in accordance with the provisions of FAS 142 and the Company found no instances of impairment. The Company determined that none of the intangible assets recorded by the Company were indefinitely lived, therefore, amortization of these intangible assets, other than goodwill, has not ceased.
      The Company’s goodwill at December 31, 2004 and December 31, 2003 represents the excess of cost over market value of the net assets acquired from the acquisition of businesses in the Company’s real estate finance segment. The following table shows the activity for the years ended December 31, 2004 and 2003. See Note 2 for a discussion of acquisitions.

(in thousands)
January 1, 2003	$33,500
Goodwill acquired during the period	73,913
Adjustment to previously recorded purchase price	92

December 31, 2003	107,505
Goodwill acquired during the period	—
Adjustment to previously recorded purchase price	(896)

December 31, 2004	$106,609

Other-than-Temporary Impairments and Valuation Allowances on Investments
      The Company evaluates on an ongoing basis the credit risk exposure associated with its assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. The Company considers the credit risk exposure of the investment, the Company’s ability and intent to hold the investment for a period of time to allow for anticipated recoveries in market value, the length of time and extent to which the market value has been less than carrying value, the financial condition of the underlying collateral including the payment status of the investment and general economic and other more specific conditions applicable to the investment, other collateral available to support the investment and whether the Company expects to recover all amounts due under its mortgage obligations on a net present value basis. Third party quotes of securities with similar characteristics or discounted cash flow valuations are used to assist in determining if an impairment exists on investments. If the fair value of the investment is less than its amortized cost, and after assessing the above-mentioned factors it is determined that an other-than-temporary impairment exists, the impairment is recorded currently in earnings and the cost basis of the security is adjusted accordingly. Other-than-temporary impairments and valuation allowances are reported in Note 3 and Note 4, respectively. The Company measures impairment of a loan in accordance with the provisions of FAS 114. FAS 114 requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company provides an allowance for loan losses based upon management’s evaluation of all loans in the portfolio. In management’s judgment, consideration has been given to overall loss experience, loan-to-value ratios, delinquency data, economic market conditions, debt service coverage, indemnification agreements, and other factors that warrant recognition in reviewing the portfolio for impairment. The Company also evaluates other receivables and advances for collectibility on an ongoing basis. When the Company believes it is probable that it will not collect all amounts due, the balance is written down to its realizable value. For the years ended December 31, 2004, 2003 and 2002, the Company recorded other-than-temporary impairments on tax-exempt bonds of $4.2 million, $3.8 million and $0.4 million, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recorded allowances for loan losses of $1.3 million, $0.6 million and $0.3 million, respectively. For the year ended December 31, 2003, the Company recorded an allowance of $2.5 million for other receivables and advances. No allowance for other receivables and advances was recorded during 2004 or 2002.
Long-Lived Assets
      The Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset is less than the carrying amount at the date of the evaluation, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the long-lived asset. During the fourth quarter of 2004, it was determined that long-lived assets of certain Project Partnerships were impaired. As a result, the Company recorded an impairment of $1.5 million for the year ended December 31, 2004. The Company recorded no such impairment losses during the years ended December 31, 2003 and 2002.
Guarantee Fees
      The Company earns guarantee fees for providing payment or performance guarantees on investments. These fees are amortized into income over the life of the guarantee. The Company also records guarantee income on guaranteed tax credit equity funds as discussed above under “Syndication of Low-Income Housing Tax Credits” in this Note 1.
Net Rental Income
      Net rental income in the accompanying consolidated financial statements relates to the operations of the consolidated Project Partnerships. Net rental income is recognized as earned and is recorded when due from residents, generally upon the first day of the month. Leases are for periods of up to one year, with rental payments due monthly. Net rental income for the year ended December 31, 2004 was approximately $18.0 million including concessions and bad debt of approximately $0.1 million.
Other Income
      The Company’s other income includes income from put options, loan related fees, market study revenues and other miscellaneous income. Put option income is recognized ratably over the term of the associated put option agreements. Loan related fees include late fees, extension fees, cancellation fees, prepayment fees and application fees. Market study revenues include fees for performing market feasibility studies for proposed investment alternatives. Loan related fees, market study revenues and other miscellaneous income are recognized as income when earned and collection of the fees is reasonably assured.
Stock Compensation Plans
      The Company accounts for both the non-employee director share plans and the employee share incentive plans (see Note 17) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, since grants have been made at fair value no compensation expense has been recognized for the options issued under the plans during 2004, 2003 or 2002. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), requires the Company to make certain disclosures as if the compensation expense for the Company’s plans had been determined based on the fair value on the date of grant for awards under those plans. Using the Black Scholes option-pricing model, the Company estimated the fair value of each option awarded in 2004, 2003 and 2002 based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by FAS 148. The estimated fair values of options awarded under each year were de minimis and would have no impact on the earnings per share calculation.
Earnings per Share
      The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”). FAS 128 requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.
Income Taxes
      MuniMae is organized as a limited liability company. This structure allows MuniMae to combine many of the limited liability, governance and management characteristics of a corporation with the pass-

through income features of a partnership. Therefore, the distributive share of MuniMae’s income, deductions and credits is included in each shareholder’s income tax return. In addition, the tax-exempt income derived from certain investments remains tax-exempt when it is passed through to the shareholders. MuniMae records cash dividends received from subsidiaries organized as corporations as dividend income for tax purposes. Shareholders’ distributive share of MuniMae’s income, deductions and credits are reported to shareholders on Internal Revenue Service Schedule K-1. The tax returns of the Company are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liabilities of the partners (the Company’s common shareholders) could be adjusted accordingly.
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
      Tax-exempt bonds make up the majority of MuniMae’s investments. Historically, these bonds were purchased using financing sources other than debt. However, the Company may use debt-funding sources to finance tax-exempt bond acquisitions. As a result, the associated interest expense incurred in connection with loans used to finance these acquisitions will be disallowed as a deduction. While the bulk of the Company’s recurring interest income is tax-exempt, from time to time the Company may sell or securitize various assets, which may result in capital gains and losses for tax purposes. These capital gains and losses are passed through to shareholders and are reported on each shareholder’s Schedule K-1.
      The Company previously made an election under the relevant provisions of the federal income tax law to adjust the basis of its partnership property on the transfer between shareholders of its common shares by the difference between the transferee shareholder’s purchase price for the shares and the transferee shareholder’s proportionate share of the basis of the Company’s assets. Under this election, the increase or decrease affected the basis of the Company’s property only with respect to the transferee shareholder’s shares. In January 2003, the Company applied to have its election under Section 754 of the Internal Revenue Code revoked. The Company applied for this revocation due to the increasing administrative burden attributable to this election resulting from the increased numbers of common shareholders and the increasing frequency of events generating capital gain or loss and of purchases and sales of common shares. In May 2003, the Internal Revenue Service approved the Company’s application to revoke its election under Section 754 effective beginning with the Company’s tax year ending December 31, 2003.
      In October 2004, new tax legislation was enacted that requires partnerships that have aggregate built-in losses in all partnership assets of greater than $250,000 at the time a shareholder purchases and interest in the Company to make basis adjustments similar to those described above. Although the Company does not currently have aggregate built-in losses that would require such an adjustment, monitoring its assets and making potential adjustments will eliminate the administrative savings of having revoked such election. As a result, MuniMae will attempt to retroactively reinstitute its basis adjustment election under Section 754 of the Internal Revenue Code effective January 1, 2003. Accordingly, if such re-election is successful, the basis adjustment election will apply to all MuniMae shares acquired after 1995. The procedure for basis adjustments is complex and there is no assurance that the IRS will not challenge the accounting conventions the Company uses or the allocation of the basis step-up among the Company’s assets.
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
New Accounting Pronouncements
      In January 2003, the FASB approved FIN 46. FIN 46 requires the consolidation of a company’s equity investment in a VIE if the company is the primary beneficiary of the VIE and if risks are not effectively dispersed among the owners of the VIE. The Company is considered to be the primary beneficiary of the VIE if the company absorbs the majority of the “expected losses” of the VIE as defined in the pronouncement. FIN 46 is effective for VIEs created after January 31, 2003. For any VIE in which the Company held an interest that it acquired before February 1, 2003, FIN 46 was effective for the first interim reporting period beginning after June 15, 2003. In December 2003, FASB approved various amendments to FIN 46 and released FIN 46R. In addition, FASB extended the effective date of FIN 46 until the first reporting period ending after March 15, 2004 for VIEs which are not special purpose entities, and the Company elected to defer adoption of that portion of FIN 46 until that time.
      The Company’s interests in bond securitizations represent equity interests in VIEs, and the Company is the primary beneficiary of those VIEs. The Company determined that its bond securitization trusts were special purpose entities (“SPEs”) and did not qualify for the deferral. Therefore, these securitization trusts were consolidated at December 31, 2003. The Company examined each of its SPEs to determine if it meets the definition of a qualified SPE. Certain of the Company’s SPEs are qualified SPEs and are not consolidated accordingly. The Company initially measured the assets and liabilities of the securitization trusts at the carrying amounts.
      The Company has general partnership interests in tax credit equity funds where the respective funds have one or more limited partners. The determination of whether the Company is the primary beneficiary of (and must consequently consolidate) a given tax credit equity fund depends on a number of factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund. Upon adoption of FIN 46R in March 2004, the Company determined that it was the primary beneficiary in certain of the funds it originated where there are multiple limited partners with restrictions on their ability to sell, transfer or pledge their investment. As a result, the Company consolidated these equity investments at March 31, 2004. The Company’s general partner interests represent one percent or less interest in each fund. For those funds which it consolidates, the Company reports the assets and liabilities of the funds, consisting primarily of restricted cash, investments in real estate partnerships and notes payable, in the Company’s consolidated balance sheet. In addition, the limited partnership interests in the funds, owned by third party investors, are reported as a minority interest. The net income (loss) from these tax credit equity funds is reported in the appropriate line items of the Company’s consolidated statement of income. An adjustment for the income (loss) allocable to the limited partners (investors) in the funds is recorded through minority interest (expense) income in the Company’s consolidated statement of income. At March 31, 2004, the Company recorded net assets of these tax credit equity funds of $1.2 billion, consisting primarily of $1.4 billion in investment in partnerships, $129.5 million in restricted assets and $208.7 million in notes payable, which are non-recourse to the

Company. The Company recorded $1.2 billion in minority interest in subsidiary companies. As of March 31, 2004, the Company also recorded a $0.5 million cumulative effect of a change in accounting principle as a result of recording the net equity allocable to the Company’s general partner interest in the funds.
      At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests the Company has discontinued the equity method of accounting and consolidated the underlying Project Partnership pursuant to FIN 46R. Such consolidation was inadvertently not recorded in the first quarter in conjunction with the adoption of FIN 46R but was recorded in the second fiscal quarter of 2004 and resulted in an increase in assets of $172.0 million, an increase in liabilities of $172.0 million, which are non-recourse to the Company, and net income of zero. The Company does not believe that the error in the first quarter was material. At December 31, 2004, $177.5 million of land, building and equipment is collateral for the obligations of the underlying Project Partnership.
      The Company also has a general partnership interest in certain other low-income housing tax credit equity funds where it has concluded that it is not the primary beneficiary. Accordingly, funds with assets of $2.1 billion and liabilities of $263.9 million as of December 31, 2004 have not been consolidated and continue to be accounted for using the equity method.
      The Company initially measured the assets and liabilities of the tax credit equity funds at fair value as of July 1, 2003, the acquisition date of Housing and Community Investing (“HCI”), which was the point in time that the Company first met the criteria to be the primary beneficiary of the VIE. For funds consolidated pursuant to FIN 46R as of March 31, 2004, the fair value was used to record the net assets of the tax credit equity funds when the fair value was less than the carrying amount. For funds where the Company took ownership of the general partnership interest in the underlying Project Partnership in which the fund held an investment, the underlying Project Partnership was recorded at cost in consolidation. During the quarter ended December 31, 2004, the Company amended certain of its funds to remove certain restrictions placed on limited partners’ ability to sell, transfer or pledge their investments. As a result, funds with assets of $954.8 million and liabilities of $134.6 million have been deconsolidated.
      In December 2004, the FASB approved Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“FAS 123R”). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized and applies to all outstanding and unvested share-based payment awards at the adoption date. Share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. The Company will be required to apply FAS 123R as of the first reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of FAS 123R will have a material effect on the financial statements.
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

Reclassifications
      Certain amounts from prior years have been reclassified to conform to the 2004 presentation with no effect on previously reported net income or shareholders’ equity. These reclassifications include the reclassification of payments on derivative contracts of $8.8 million and $9.6 million for the years ended December 31, 2003 and 2002, respectively, out of interest income and into net loss on derivatives.
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
      On July 1, 2003, the Company acquired the HCI business of Lend Lease Corporation Limited (“Lend Lease”) for $102.0 million in cash. HCI is a syndicator of low income housing tax credit equity investments. The acquisition of this affordable housing tax credit syndication operation has enhanced the Company’s competitive position, and as a result the Company is one of the nation’s leaders in the affordable housing finance industry. The acquisition, and related working capital needs, were financed by a $120.0 million secured term credit facility provided by a syndicate of banks led by the Royal Bank of Canada. The $120.0 million secured credit facility was subsequently repaid by December 31, 2003 with the proceeds from a common equity offering and a $38.0 million term loan with Merrill Lynch & Co., Inc. and certain of its subsidiaries including Merrill Lynch Capital Services, Inc. The HCI business is owned by MMA Financial TC Corp. (“TC Corp”), a wholly owned subsidiary of the Company. The Company’s results for the years ended December 31, 2004 and 2003 reflect a full year and six months, respectively, of activity from TC Corp. In connection with this acquisition, the Company’s operating subsidiary, MuniMae Midland, LLC, was renamed MMA Financial, LLC.
      The HCI acquisition has been accounted for as a purchase. The total purchase price was $105.3 million, which includes actual acquisition costs and estimated post-acquisition adjustments. The Company allocated the purchase price of its acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Of the total purchase price for HCI, approximately $73.0 million was allocated to goodwill. The factors considered in allocating the purchase price, including goodwill, included: (a) the Company’s valuation, which focused on HCI’s historical and projected cash flows as well as its business prospects and strategic value; (b) relatively few tangible or intangible assets (other than certain asset management contracts) to which significant value could be assigned; and (c) not assigning value to HCI’s customer relationships beyond the asset management contracts acquired. The total purchase price is subject to adjustments as the result of finalizing certain post-acquisition adjustments primarily related to taxes, reimbursement of expenses and reserves for contingent liabilities. Of the $105.0 million in goodwill and other intangibles recorded as a result of this acquisition $75.8 million is expected to be amortized and deductible for tax purposes over a 15-year period. The purchase price was allocated as follows:

(in thousands)
Assets
Investments in partnerships	$113,641
Restricted assets	46,712
Other assets	14,554
Asset management contracts	32,003
Goodwill	73,020

Total assets	279,930

Liabilities
Tax credit syndication guarantee liability	157,960
Accounts payable and accrued expenses	3,572
Unearned revenue and other liabilities	13,061

Total liabilities	174,593

Net cash paid	$105,337

      Of the total purchase price, approximately $32.0 million was allocated to asset management contracts. These amortizable intangible assets represent existing contracts that relate primarily to monitoring properties underlying the real estate investment vehicles sponsored or structured by HCI to insure these properties are producing expected returns with appropriate risk controls. The fair value assigned to the asset management contracts is based on a valuation model prepared internally using estimates and assumptions provided by management. The fair value of the group of contract intangible assets was allocated to each individual contract intangible asset at the date of acquisition. The Company is amortizing the fair value of each asset on a straight line basis over the contract’s estimated useful life. The weighted average useful life of all these assets was 7.7 years at the time of acquisition. The Company evaluates its intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset are less than the carrying amount at the date of the evaluation, a potential impairment loss exists. If the carrying amount exceeds the fair value of the intangible asset, an impairment loss is recorded accordingly. For the years ended December 31, 2004 and 2003, the Company recognized $4.7 million and $4.8 million of amortization expense, respectively. The total accumulated amortization of the asset management contracts was $9.6 million and $4.8 million at December 31, 2004 and 2003, respectively.
      Uncertainties regarding contingent liabilities, several litigation matters and an IRS audit of a partnership included in one of the tax credit equity funds sponsored by HCI precluded the Company from finalizing the purchase price allocation as of the closing date of July 1, 2003. These uncertainties included, among other things, judicial determinations on requests for class action certification, potential changes to the scope of the IRS audit and similar factors. During the second and third quarters of 2004, based on evaluation of these matters by management and the Company’s counsel, the Company finalized its allocations to these contingent liabilities and recorded a decrease in goodwill of $0.9 million.

NOTE 3 — Investments in Tax-Exempt Bonds and Interests in Bond Securitizations
      As of December 31, 2004 and 2003, the Company held $1,275.7 million and $1,044.0 million of tax-exempt bonds, respectively. The following tables summarize tax-exempt bonds by type.

	December 31, 2004

		Amortized	Unrealized
	Face Amount	Cost	Gain (Loss)	Fair Value
(in thousands)
Non-participating bonds	$1,154,541	$1,129,842	$(13,085)	$1,116,757
Participating bonds	101,234	100,565	(5,643)	94,922
Subordinate non-participating bonds	6,562	6,383	(752)	5,631
Subordinate participating bonds	60,530	35,799	18,976	54,775
Interests in securitization trusts	4,698	4,687	(1,024)	3,663

Total	$1,327,565	$1,277,276	$(1,528)	$1,275,748

	December 31, 2003

		Amortized	Unrealized
	Face Amount	Cost	Gain (Loss)	Fair Value
(in thousands)
Non-participating bonds	$922,544	$897,322	$(22,719)	$874,603
Participating bonds	101,589	100,693	1,666	102,359
Subordinate non-participating bonds	17,642	16,417	58	16,475
Subordinate participating bonds	58,890	35,799	14,737	50,536

Total	$1,100,665	$1,050,231	$(6,258)	$1,043,973

      Annual maturities of investments in tax-exempt bonds at December 31, 2004 that mature on a single maturity date are as follows:

	Face Amount	Fair Value
(in thousands)
Due in less than one year	$—	$—
Due between one and five years	17,346	19,908
Due between five and ten years	29,850	29,588
Due after ten years	109,480	107,315

	$156,676	$156,811

      At December 31, 2004, the Company had 156 tax-exempt bonds and bond investments with an aggregate face amount of $1.2 billion that pay principal monthly, semi-annually or annually with final maturity dates ranging from July 2007 to January 2049.
2004 Transactions
      During 2004, the Company invested $357.2 million in tax-exempt bonds with a face amount of $363.8 million. Of the total face amount of $363.8 million, $298.9 million represents the Company’s new primary investments (bonds which the Company originated), $57.6 million reflects new secondary market investments (previously issued bonds purchased from third parties) and $7.3 million reflects the refunding of a non-performing bond that the Company had purchased in 2003.
      The Company structures some tax-exempt bonds so that the borrower makes draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company originated a face amount of $93.4 million in new draw down bonds during 2004. The Company also funded an additional $45.5 million of existing tax-exempt draw down bonds in 2004.

      Seven tax-exempt bonds with an amortized cost of $37.7 million were repaid during 2004. One of the bonds was repaid as a result of a refunding of the bond. The Company continues to hold the refunded bond. The Company recognized a gain of $1.2 million on the repayment of the nonrefunded bonds. In September 2004, the Company both acquired by deed in lieu of foreclosure and sold a property (see “Lakeview” in Note 16 — Related Party and Affiliate Transactions) for net proceeds of $16.2 million. All activities related to this property have been classified as discontinued operations in the accompanying consolidated statements of income (see Note 21).
      Five tax-exempt bonds with an amortized cost of $65.5 million were sold into securitization trusts during 2004. In conjunction with these sales, the Company purchased four interests in bond securitizations with a face amount of $4.7 million and recognized a loss of approximately $0.6 million.
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
      In December 2003, as a result of the adoption of FIN 46, the Company made adjustments to (1) reclassify the Company’s interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on the Company’s consolidated balance sheets and (4) record the senior interests in the securitization trusts as short-term debt. The Company also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments. The net adjustment to the Company’s amortized cost of investments in tax-exempt bonds as a result of the adoption of FIN 46 was $194.2 million.
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
Investments with Unrealized Losses
      The following table shows unrealized losses and fair value aggregated by length of time that the tax-exempt bonds or interests in bond securitizations have been in a continuous loss position at December 31, 2004 and 2003.

December 31, 2004
(in thousands)

Less Than 12 Months		12 Months or More		Total

	Unrealized		Unrealized		Unrealized
Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

$210,880	$(12,862)	$293,147	$(45,547)	$504,027	$(58,409)

December 31, 2003
(in thousands)

Less Than 12 Months		12 Months or More		Total

	Unrealized		Unrealized		Unrealized
Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

$206,947	$(13,820)	$203,352	$(39,757)	$410,299	$(53,577)

      There were 37 and 29 tax-exempt bonds or interests in bond securitizations in a continuous unrealized loss position for more than twelve months, and 25 and 28 tax-exempt bonds or interests in bond securitizations in a continuous unrealized loss position for less than twelve months at December 31, 2004 and 2003, respectively. As discussed in Note 1, the fair value of tax-exempt bonds or interests in bond securitizations is determined by external quotes or a discounted cash flow analysis. Both methodologies are based on current market conditions including occupancy and net operating income of the underlying properties. An other-than-temporary impairment is only recorded when the Company believes it is possible that it will not collect all amounts due under the terms of the tax-exempt bond or interests in bond securitizations. The Company expects to receive payments in excess of its investment over the life of the bonds or interests in bond securitizations in the above table. These bonds or interests in bond securitizations are not considered to be other-than-temporarily impaired at December 31, 2004.
      Included in the table above there are twelve and nine tax-exempt bonds as of December 31, 2004 and 2003, respectively, with other-than-temporary impairment charges in the past.
Other-than-Temporary Impairments
      In 2004, the Company recorded other-than-temporary impairments totaling $4.2 million on five bonds. In 2003, the Company recorded other-than-temporary impairments totaling $3.8 million on two bonds.
Investments on Non-Accrual Status
      In accordance with the Company’s policy discussed in Note 1, the Company places delinquent bonds on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At December 31, 2004, 2003 and 2002, there were $108.1 million, $102.8 million and $102.9 million (face value), respectively, of tax-exempt bonds on non-accrual status. Interest income recognized on these bonds was $5.4 million, $5.0 million and $7.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additional interest income that would have been recognized by the Company had these bonds been on accrual status was approximately $3.2 million, $2.4 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Tax-Exempt Bonds Pledged
      In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements, CAPREIT investments and other derivative agreements. In addition, at times the Company pledges collateral when providing a guarantee in connection with the syndication of tax credit equity funds. At December 31, 2004 and 2003, the total carrying amount of the tax-exempt bonds pledged as collateral was $537.0 million and $452.3 million, respectively.
Residual Interests in Bond Securitizations Valuation Analysis
      The fair value of residual interests in bond securitizations is derived from the quote on the underlying bonds reduced by the outstanding corresponding face amount of senior floating rate certificates. The Company bases the fair value of the underlying bond, which has a limited market, on quotes from external sources, such as brokers, for these or similar bonds. The fair value of the underlying bond includes a prepayment risk factor. The prepayment risk factor is reflected in the fair value of the bond by assuming the bond will prepay at the most adverse time to the Company given current market rates and estimates of future market rates. Based on this, an adverse change in prepayment risk would not have an effect on the fair value of the Company’s residual interests in bond securitizations. In addition, the residual interests in bond securitizations are not subject to prepayment risk as the term of the securitization trusts is only for a period during which the underlying bond cannot be prepaid. Based on historical information, credit losses were estimated to be zero.
      At December 31, 2004, a 10% and 20% adverse change in key assumptions used to estimate the fair value of the Company’s residual interests in bond securitizations would have the following impact:

2004
(in thousands)
Fair value of residual interests in bond securitizations, net	$3,663
Residual cash flows discount rate (annual rate)	6.3% - 7.3%
Impact on fair value of 10% adverse change	$(3,958)
Impact on fair value of 20% adverse change	$(7,534)
      The sensitivity analysis presented above is hypothetical in nature and presented for information purposes only. The analysis shows the effect on fair value of a variation in one assumption and is calculated without considering the effect of changes in any other assumption. In reality, changes in one assumption may affect the others, which may magnify or offset the sensitivities.
NOTE 4 — Loans Receivable
      The Company’s loans receivable and loans receivable held for sale consist primarily of construction loans, permanent loans, taxable supplemental loans and other taxable loans. Supplemental loans include pre-development loans, bridge and other loans. The following table summarizes loans receivable by loan type at December 31, 2004 and 2003.

	December 31, 2004	December 31, 2003
(in thousands)
Loan Type:
Construction loans	$503,745	$396,817
Taxable permanent loans	27,766	54,492
Supplemental loans	62,079	72,966
Other taxable loans	40,309	29,780

	633,899	554,055
Allowance for loan losses	(2,960)	(1,679)

Total	$630,939	$552,376

Loans Receivable Held for Sale
      Management classifies loans that are held for sale as loans receivable held for sale. Loans held for sale are typically held for a period of less than three months. Loans held for sale are reported at lower of cost or market value, on a portfolio basis.
Allowance for Loan Losses
      The Company’s allowance for loan losses is based on the Company’s continuing evaluation of the loans receivable and is intended to maintain an allowance adequate to absorb probable losses on these loans. The Company assesses individual loans for impairment based on the Company’s allowance as discussed in the Other Than Temporary Impairments and Valuation Allowances on Investments in Note 1. Adjustments to the allowance due to changes in measurement of impaired loans are recorded in the provision for loan loss. The allowance for loan losses was $3.0 million and $1.7 million at December 31, 2004 and 2003, respectively.
Loans on Non-Accrual Status
      In accordance with the Company’s policy discussed in Note 1, the Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At December 31, 2004, 2003 and 2002, there were $77.4 million, $33.9 million and $12.6 million (face value), respectively, of loans on non-accrual status. Interest income recognized on these loans was $2.4 million, $1.6 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additional interest income that would have been recognized by the Company had these loans been on accrual status was approximately $2.8 million, $1.3 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Loans Receivable Pledged
      The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At December 31, 2004 and 2003, the total carrying amount of the loans receivable pledged as collateral was $557.2 million and $480.1 million, respectively.
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

Company’s basis in its partnership interest. The following table summarizes investment in partnerships by major category:

	December 31, 2004	December 31, 2003
(in thousands)
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships(1)	$563,310	$—
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships(2)	149,078	110,593
Investment in real estate operating partnerships — warehousing(3)	43,873	108,677
Investment in CAPREIT(4)	70,351	62,561
Other investments in partnerships	661	661

	$827,273	$282,492

(1)	As a result of FIN 46R, the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in limited partnership interests in real estate operating partnerships and have been consolidated as of March 31, 2004. See Note 1 for a further discussion.

(2)	These investments are real estate operating partnerships owned by tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.

(3)	The Company acquires, through limited partnership interests; equity interests which typically represent a 99.0% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a tax credit equity fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a tax credit equity fund.

(4)	The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates.
NOTE 6 — Investment in Derivative Financial Instruments
      The following table provides certain information with respect to the derivative financial instruments held by the Company at December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003

		Fair Value(4)			Fair Value(4)
	Notional			Notional
	Amount	Assets	Liabilities(5)(6)	Amount	Assets	Liabilities(5)(6)
(in thousands)
Interest rate swap agreements(1)	$286,015	$3,102	$(4,878)	$310,975	$2,559	$(15,244)
Total return swaps(2)	38,200	—	—	38,000	—	—
Put option agreements(3)	105,610	—	(45)	122,524	4	(43)

Total investment in derivative financial instruments		$3,102	$(4,923)		$2,563	$(15,287)

(1)	For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($320,975 and $345,935 as of December 31, 2004 and December 31, 2003, respectively) less the total amount of the Company’s reverse interest rate swap contracts ($34,960 and $34,960 as of December 31, 2004 and December 31, 2003, respectively).

(2)	For the total return swaps, the notional amount represents the total amount of the Company’s total return swap contracts.

(3)	For put option agreements, the notional amount represents the Company’s aggregate obligation under the put option agreements.

(4)	The amounts disclosed represent the net fair values of all the Company’s derivatives at the reporting date.

(5)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes.

(6)	The negative fair value of these investments is considered temporary and is not indicative of future earnings on these investments.

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
      Under the interest rate swap agreements, the Company is obligated to pay the counterparty a fixed or floating rate. In return, the counterparty will pay the Company a floating rate equivalent to the weekly BMA Municipal Swap Index (an index of weekly tax-exempt variable rate issues), a fixed rate based on the BMA index for the specific term of the swap or the London Interbank Offer Rate. The cash paid and received on an interest rate swap is settled on a net basis. The average BMA rate for 2004, 2003 and 2002 was approximately 1.22%, 1.03% and 1.38%, respectively.
      During the fourth quarter of 2004, the Company terminated swap contracts with a total notional amount of $76.4 million. The Company recorded a net loss of $5.0 million on the termination of these interest rate swaps. In addition, the Company entered into new swap contracts with a total notional amount of $76.4 million.
      In 2003, the Company terminated swap contracts with a total notional amount of $105.8 million ($319.4 million in swap contracts and $213.6 million in reverse swap contracts). The Company recorded a net loss on sale of $11.0 million on the termination of these interest rate swaps.
      Under the terms of certain of the Company’s derivative agreements, the Company is required to comply with net worth covenants and other terms and conditions. The Company was in compliance with its covenants at December 31, 2004.
Total return swaps
      The Company occasionally enters into total return swaps that are intended to replicate the total return on an underlying investment at a then current market interest rate. The Company utilizes total return swaps to meet strategic financing and investment objectives. During the term of the swaps, the Company receives from or pays to a counterparty the excess of the market interest rate plus a margin over the underlying investment rate, which is typically fixed. In addition to the Company’s settlement receipt or payment, total return swaps may include a cash settlement at termination, whereby the Company will receive from or pay to the counterparty an amount equal to the increase or decrease in the market value of the underlying investment. To date, when required to post collateral in a total return swap transaction, the Company has pledged cash, tax-exempt bonds or common shares of TE Bond Subsidiary, LLC. The Company had two total return swaps outstanding at December 31, 2004.
Put Options
      The Company has occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. Under the put options, the Company may receive an annual payment for assuming the purchase obligation. In general, the Company may either net settle the put or take possession of the assets underlying the puts. The Company had four and five put options with a fair value of ($45,000) and ($39,000) at December 31, 2004 and 2003, respectively. The Company’s aggregate obligation under these put options was $105.6 million and $122.5 million at December 31, 2004 and 2003, respectively. The Company received $2.0 million, $1.5 million and $0.9 million in income from put options in 2004, 2003 and 2002, respectively.

NOTE 7 — Restricted Assets
      Restricted assets includes cash and cash equivalents summarized by major category in the table below:

	December 31, 2004	December 31, 2003
(in thousands)
Tax credit equity fund cash(1)	$49,069	$44,192
Margin call deposits(2)	452	9,117
CAPREIT total return swaps collateral(3)	—	19,670
Collateral for securitization programs(4)	17,000	—
Other collateral(5)	6,284	2,546

	$72,805	$75,525

(1)	Under the financing method of accounting for guaranteed tax credit equity funds and due to the consolidation of certain other funds in accordance with FIN 46 R, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments by the consolidated funds into partnerships and other approved uses as set out in the funds’ partnership agreements. (see further discussion under “Tax Credit Segment” section of Note 1).

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million.

(3)	Under the terms of the Company’s investment with CAPREIT, the Company is required to post either bond collateral or cash and cash equivalents collateral for the CAPREIT total return swaps.

(4)	As discussed in Note 1, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. From time to time, the Company may also post cash or cash equivalents to this pool.

(5)	From time to time, the Company may elect to pledge collateral in connection with guarantees, first loss positions and leases or on behalf of its customers in order to facilitate credit and other collateral requirements. Collateral posted on behalf of its customers is considered temporary and the Company expects to be fully reimbursed.
NOTE 8 — Mortgage Servicing Rights
      At December 31, 2004 and 2003, the Company had capitalized mortgage servicing rights with a carrying value of $11.0 million and $10.7 million, respectively, net of accumulated amortization of $5.0 million and $4.6 million, respectively. The December 31, 2004 balance of $11.0 million represents $11.4 million in mortgage servicing right assets offset by $0.4 million in mortgage servicing rights liabilities (included in other liabilities). The December 31, 2003 balance of $10.7 million represents $11.0 million in mortgage servicing right assets offset by $0.3 million in mortgage servicing rights liabilities. The following table shows the activity for the years ended December 31, 2004 and 2003.

(in thousands)
Balance, December 31, 2002	$10,861
Change in mortgage servicing rights	1,417
Amortization	(1,541)
Valuation allowance	—

Balance, December 31, 2003	10,737
Change in mortgage servicing rights	1,869
Amortization	(1,617)
Valuation allowance	—

Balance, December 31, 2004	$10,989

      At December 31, 2004 and 2003, the fair value of the mortgage servicing rights approximated the carrying amount. The fair value of the mortgage servicing rights was estimated by discounting estimated net servicing income over the future life of the related loan using a market discount rate. The market discount rate was estimated to be 12% at December 31, 2004 and 2003. The estimated lives of the loans were determined by considering yield maintenance periods and contractual prepayment penalties, if any. Credit losses were estimated to be zero based on historical performance of the underlying loans. Using a lower discount rate of 10% would result in increasing the recorded asset on the Company’s balance sheet by approximately $258,000, with an offsetting increase in the Company’s corresponding gain on sale of loans. Using a higher discount rate of 14% would result in decreasing the recorded assets on the Company’s balance sheet by approximately $224,000, with an offsetting decrease in the Company’s corresponding gain on sale of loans.
NOTE 9 — Notes Payable and Debt

			December 31,
	Total
	of Facilities(a)		2004	2003
(in thousands)
Short-term notes payable	N/A		$193,311	$236,342
Lines of credit — unaffiliated entities	$562,000	(b)	307,306	266,153
Lines of credit — affiliated entities	$195,000		—	20,662
Short-term debt	N/A		413,157	371,881

Total short-term notes payable and debt			913,774	895,038

Lines of credit — unaffiliated entities	$250,000		14,080	—
Long-term notes payable	N/A		173,440	140,387
Long-term debt	N/A		164,014	172,642

Total long-term notes payable and debt			351,534	313,029

Factored notes payable	N/A		192,087	—
Mortgage notes payable	N/A		132,237	—

Total notes payable and debt			$1,589,632	$1,208,067

(a)	As of December 31, 2004

(b)	$39.0 of these facilities are available for letters of credit. (See Note 14)
     The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to: (1) finance lending needs; (2) finance working capital needs; (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds; and (4) warehouse permanent loans before they are purchased by third parties. As of December 31, 2004, notes payable also includes factored and mortgage notes payable reflected on the Company’s balance sheet as a result of consolidating certain tax credit equity funds upon adoption of FIN 46R (discussed in Note 1). The factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The mortgage notes payable are obligations of Project Partnerships, in which the Company is the general partner, and are non-recourse and not guaranteed by the Company. The Company’s short and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at December 31, 2004 and 2003.
      Long-term notes payable consists of amounts borrowed to finance construction lending activities. These amounts mature at various times through 2007. Interest rates on long-term notes payable range from 3.75% to 6.71%.
      Long-term debt consists of amounts related to securitization transactions and other financing transactions recorded as borrowings. These amounts mature at various times through 2042. Interest rates on long-term debt range from 3.38% to 13.00%. Annual maturities of notes payable and debt are as follows:

(in thousands)
2005	$913,774
2006	189,130
2007	65,631
2008	27,798
2009	1,205
Thereafter	67,770
Mortgage and factored notes payable	324,324	(1)

Total	$1,589,632

(1)	Mortgage and factored notes payable are excluded from the annual maturities table due to the lack of necessary information to determine the maturities of each Project Partnership’s or tax credit equity fund’s mortgage or factored notes payable.
     The weighted average interest rate on notes payable and debt due in one year was 3.59% and 3.30% at December 31, 2004 and 2003, respectively.
Lines of Credit
      The Company relies on short-term lines of credit with commercial banks and finance companies to finance its growth. The Company had approximately $757.0 million and $642.0 million available in revolving lines of credit at December 31, 2004 and 2003, respectively. While many of these lines are payable on demand by the lender, they all mature throughout 2005. Interest rates on these lines of credit range from 3.3% to 5.3% in 2004 and 2.0% to 4.1% in 2003. These borrowings are used to fund construction loans, supplemental loans, tax-exempt bonds and general business needs. The majority of the borrowings are collateralized by assets owned by the Company. The outstanding balance on these lines of credit at December 31, 2004 and 2003, respectively, was $307.0 million and $287.0 million, at a weighted average interest rate on this outstanding balance of 4.0% and 3.1%. Borrowings under these lines are typically subject to certain financial covenants and restrictions on liquidity, indebtedness, consolidated net worth, financial guarantees and other related items. As of December 31, 2004, the Company was in compliance with all covenants related to these short-term lines of credit.
      Additionally, during the fourth quarter of 2004, the Company entered into a new $250.0 million long-term line of credit with Bank of America, N.A. (“Bank of America”), which will be used to fund tax-exempt bonds and taxable construction loans. The line of credit expires in November 2006, unless extended. Borrowings under this line of credit bear interest (4.41% at December 31, 2004) at either (1) the Eurodollar rate plus 2% or (2) the higher of the Federal Funds Rate plus .5% or Bank of America’s prime rate. The Company’s tax-exempt bonds and taxable construction loans collateralize these borrowings. The outstanding balance on the line of credit was $14.0 million as of December 31, 2004. Borrowings under the line of credit are subject to certain financial covenants and other restrictions on liquidity, leverage, consolidated net worth and other related items. As of December 31, 2004, the Company was in compliance with all covenants.
Covenant Compliance
      Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, leverage, collateral and other terms and conditions.
      As a result of the consolidation of certain assets and liabilities relating to the Company’s tax credit equity syndication business pursuant to FIN 46 as of March 31, 2004, and the reclassification, pursuant to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”) as of September 30, 2003, of the Company’s outstanding preferred shares in a subsidiary company as liabilities during the second quarter of 2004, the Company, in the absence of a waiver or amendment, would have been in default of a financial covenant under a $200.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default through June 30, 2004. While under the waiver of default, the Company successfully negotiated an amendment to the line of credit to revise the covenant and cure the default. As of December 31, 2004, $128.8 million of debt was outstanding under this line of credit. The debt is included in lines of credit — unaffiliated entities in the table above.
      During the third quarter of 2004, the Company, in the absence of a waiver or amendment, would have been in default of a leverage covenant under a $20.0 million short-term line of credit. Consequently, the Company and the lender executed a waiver of this default. The parties are also negotiating an amendment to the line of credit to address this issue. As of December 31, 2004, there was not a balance outstanding under this line of credit.
      The Company was in compliance with the covenants in its credit facilities at December 31, 2004.
NOTE 10 — Subordinate Debentures
      A consolidated indirect wholly owned subsidiary of the Company, MFH, formed MFH Financial Trust I (“MFH Trust”) in 2003 as a special purpose financing entity. On May 3, 2004, MFH Trust sold to qualified institutional investors $60.0 million in 9.5% Trust Preferred Securities (the “Trust Preferred Securities”) having a liquidation amount of $100 per Trust Preferred Security. In September 2004, there was a sale of an additional $24.0 million of Trust Preferred Securities to qualified institutional investors. The $60.0 million of Trust Preferred Securities were sold with an underwriters’ discount of $3.15 per Trust Preferred Security or $1.9 million in the aggregate. The additional $24.0 million of Trust Preferred Securities did not include an initial purchasers’ discount. MFH paid the entire initial purchasers’ discount as well as offering expenses on behalf of MFH Trust. MFH Trust used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust Preferred Securities. MFH Trust can make distributions to the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt.
      The Trust Preferred Securities are guaranteed by MFH and MuniMae. The Trust Preferred Securities bear interest at an annual rate of 9.5% until May 5, 2014, to be adjusted thereafter to a rate which is equal to the greater of (a) 9.5% per annum or (b) the rate per annum which is equal to 6.0% plus the then current U.S. Treasury Note with a maturity nearest to May 5, 2024. The Trust Preferred Securities may be redeemed in whole or in part on May 5, 2014. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH loaned the net proceeds from the $60.0 million offering to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to MuniMae. MFH used the net proceeds from the $24.0 million offering to repay a portion of an inter-company loan from MuniMae. MuniMae used these amounts to repay a portion of its indebtedness as well as for general corporate purposes.
      MFH Trust must redeem the Trust Preferred Securities when and to the extent the Debentures are paid at maturity or earlier redeemed. The Debentures are included in the accompanying condensed consolidated balance sheet as a long-term liability at the liquidation preference value of $84.0 million. In addition, net offering costs of $2.3 million related to the Trust Preferred Securities are recorded as debt issuance costs and included in other assets in the accompanying condensed consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying consolidated income statement over a 30-year period based on the call option of the preferred shares.
NOTE 11 — Preferred Shares
      In October 2004, a subsidiary of MuniMae, TE Bond Subsidiary, LLC (“TE Bond Sub”), completed a $73.0 million private placement of rated tax-exempt perpetual preferred shares. The net proceeds of $71.0 million was used to acquire investments that produce tax-exempt interest income and for general corporate purposes of TE Bond Sub. As of December 31, 2004, TE Bond Sub had both preferred shares and mandatorily redeemable preferred shares outstanding. The following discussion and related tables summarize the significant terms of each.
Preferred Shareholders’ Equity in a Subsidiary Company
      As of December 31, 2004, TE Bond Sub had five series (A-2, B-2, C, C-1 and C-2) of preferred shares outstanding (collectively the “Preferred Shares”), excluding the mandatorily redeemable preferred shares described below. The Series A-2 Preferred Shares bear interest at 4.90% per annum, or, if lower, the aggregate net income of TE Bond Sub. The Series A-2 Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-2 Preferred Shares are equal in priority of payment to the Series A and A-1 Mandatorily Redeemable Preferred Shares. The Series B-2 Preferred Shares bear interest at 5.20% per annum, or, if lower, the aggregate net income of TE Bond Sub, after interest payments to the Series A and A-1 Mandatorily Redeemable Preferred Shares and the Series A-2 Preferred Shares. The Series B-2 Preferred Shares are equal in priority of payment to the Series B and B-1 Mandatorily Redeemable Preferred Shares. The Series C, C-1 and C-2 Preferred Shares bear interest at 4.70%, 5.40% and 5.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after payments to the Series A, A-1, B and B-1 Mandatorily Redeemable Preferred Shares and the Series A-2 and B-2 Preferred Shares. The Series C-1 and C-2 Preferred Shares are equal in priority of payment to the Series C Preferred Shares. Any income from TE Bond Sub available after payment of the cumulative distributions of the Series C, C-1 and C-2 Preferred Shares is allocated to the Company, which holds all of the common equity interest in TE Bond Sub. The initial distribution for the Preferred Shares, which was for the period from October 19, 2004 to December 31, 2004, was paid on January 31, 2005. After payment of the initial distribution, distributions on the Preferred Shares are payable, once declared, on each January 31, April 30, July 31 and October 31. The Preferred Shares are subject to remarketing on specified dates as indicated in the table below. TE Bond Sub may elect to remarket the Preferred Shares based on the particular series at varying dates beginning on September 30, 2009. On the remarketing date, the remarketing agent will seek to remarket the Preferred Shares at the lowest distribution rate that would result in a resale of the Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Preferred Shares will not be redeemable prior to the remarketing dates. TE Bond Sub may elect to redeem the Preferred Shares at its liquidation preference plus accrued and unpaid distributions based on the particular series at varying dates beginning on September 30, 2009. The following table provides a summary of certain terms of the Preferred Shares.

		Number of	Par Amount	Dividend	First Remarketing	Optional
	Issue Date	Shares	per Share	Rate	Date	Redemption Date

Series A-2 Preferred Shares	October 19, 2004	10	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series B-2 Preferred Shares	October 19, 2004	7	$2,000,000	5.20%	September 30, 2014	September 30, 2014
Series C Preferred Shares	October 19, 2004	13	$1,000,000	4.70%	September 30, 2009	September 30, 2009
Series C-1 Preferred Shares	October 19, 2004	13	$1,000,000	5.40%	September 30, 2014	September 30, 2014
Series C-2 Preferred Shares	October 19, 2004	13	$1,000,000	5.80%	September 30, 2019	September 30, 2019
Preferred Shares Subject to Mandatory Redemption
      As a result of the adoption of FAS 150, the Company has reclassified the liquidation preference value of its preferred shares subject to mandatory redemption (collectively, the “Mandatorily Redeemable Preferred Shares”) of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to the Mandatorily Redeemable Preferred Shares have been reclassified to other assets and are being amortized through the mandatory redemption dates commencing July 1, 2003. Amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.
      As of December 31, 2004, TE Bond Sub had four series (A, A-1, B and B-1) of mandatorily redeemable preferred shares outstanding. The Series A and A-1 Mandatorily Redeemable Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub. The Series A and A-1 Mandatorily Redeemable Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Mandatorily Redeemable Preferred Shares are equal in priority of payment to the Series A Mandatorily Redeemable Preferred Shares. The Series B and B-1 Mandatorily Redeemable Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after interest payments to the Series A and Series A-1 Mandatorily Redeemable Preferred Shares. The Series B-1 Mandatorily Redeemable Preferred Shares are equal in priority of payment to the Series B Preferred Shares. Cash distributions on the Mandatorily Redeemable Preferred Shares are payable, once declared, on each January 31, April 30, July 31 and October 31. The Mandatorily Redeemable Preferred Shares are subject to remarketing on specified dates as indicated in the table below. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the Mandatorily Redeemable Preferred Shares at a price equal to par plus all accrued but unpaid distributions. The Mandatorily Redeemable Preferred Shares will be subject to mandatory tender on specified dates, as indicated below, and on all subsequent remarketing dates at a price equal to par plus all accrued but unpaid distributions. The following table provides a summary of certain terms of the Mandatorily Redeemable Preferred Shares.

		Number of	Par Amount	Dividend	First Remarketing	Mandatory Tender	Redemption
	Issue Date	Shares	per Share	Rate	Date	Date	Date

Series A Mandatorily Redeemable Preferred Shares	May 27, 1999	42	$2,000,000	6.88%	June 30, 2009	June 30, 2009	June 30, 2049
Series A-1 Mandatorily Redeemable Preferred Shares	October 9, 2001	8	$2,000,000	6.30%	June 30, 2009	June 30, 2009	June 30, 2049
Series B Mandatorily Redeemable Preferred Shares	June 2, 2000	30	$2,000,000	7.75%	November 1, 2010	November 1, 2010	June 30, 2050
Series B-1 Mandatorily Redeemable Preferred Shares	October 9, 2001	4	$2,000,000	6.80%	November 1, 2010	November 1, 2010	June 30, 2050
NOTE 12 — Tax Credit Equity Guarantee Liability
      As part of the acquisition of HCI (see Note 2), the Company provided guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. In addition, subsequent to the acquisition of HCI, the Company has established new guaranteed tax credit equity funds whereby the Company provides a guarantee to a third party or investors. The following table shows the changes in the tax credit equity guarantee liability:

(in thousands)
Assumed fund guarantee liability in purchase of HCI	$157,960
Amortization	(2,151)
Expiration of guarantees	(19,900)
Limited partner’s capital contributions	15,417

Balance at December 31, 2003	151,326
Amortization	(5,843)
Expiration of guarantees	(35,183)
Limited partner’s capital contributions	76,478

Balance, December 31, 2004	$186,778

NOTE 13 — Income Taxes
      Certain subsidiaries of the Company are corporations and are therefore subject to Federal and state income taxes. The following table summarizes the provision for income taxes at December 31, 2004, 2003 and 2002:

	2004	2003	2002
(in thousands)
Federal income tax expense:
Current	$(234)	$120	$422
Deferred	1,254	(1,056)	625
State income tax expense:
Current	1,206	921	305
Deferred	511	(123)	132

Total	$2,737	$(138)	$1,484

      During 2004, 2003 and 2002 the Company recognized approximately $0.4 million, $0.2 million and $0.6 million, respectively, of benefits for deductions associated with the exercise of employee stock options and vesting of deferred shares. These benefits were added directly to shareholders’ equity, and are not reflected in income tax expense on the income statement.
      The reconciliation of the difference between the effective income tax rate and the statutory Federal income tax rate, as applied to the income of the Company’s subsidiaries, which are subject to Federal and state taxes, is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Provision for income taxes computed using the statutory Federal income tax rate	34.0%	-34.0%	34.0%
State income taxes, net of Federal tax effect	21.5	37.6	9.2
Goodwill amortization	0.0	2.7	-2.4
Minority interest	0.0	0.2	1.3
Tax credits	-13.8	-29.7	-3.7
Other	10.3	13.8	-1.0

Provision for income taxes	52.0%	-9.4%	37.4%

      Components of the Company’s deferred tax assets and liabilities, included in other assets and liabilities, are as follows at December 31, 2004 and 2003:

	December 31,

	2004	2003
(in thousands)
Deferred tax assets:
Tax credit carryover	$1,686	$959
Net operating loss carryforward	3,147	—
Syndication fees	678	393
Asset management fees and contract amortization	4,758	3,637
Loss on advance to tax credit equity fund	775	775
Charitable contribution carryover	961	480
Mortgage servicing rights	152	101
Equity investment market value adjustment	—	559
Deferred origination and loan servicing fees	312	229
Construction administration fees	147	—
Loan loss reserve	123	—
Other	(22)	33

Total deferred tax assets	$12,717	$7,166

Deferred tax liabilities:
Depreciable assets	$95	$—
Mortgage servicing rights	4,387	4,223
Tax amortization	3,026	1,027
Deferred guarantee fees	848	390
Equity investments in partnerships	8,270	4,022
Other	—	91

Total deferred tax liabilities	$16,626	$9,753

      At December 31, 2004 and 2003, the Company had an unused low-income housing tax credit carryforward for Federal income tax purposes of approximately $1.7 million and $1.0 million, respectively, which expire at intervals through 2024. This credit is subject to recapture based upon a qualifying disposition. The Company has a qualified disposition bond to avoid the recapture provisions. Additionally, at December 31, 2004 and 2003, a component of other deferred tax assets is a charitable contribution carryforward of approximately $2.5 million and $1.2 million, respectively, which expire at intervals through 2009. Included in the deferred tax asset balance at December 31, 2004 is a net operating loss carryforward to future years in the amount of $9.3 million. Unused net operating loss carryforwards will expire at intervals through 2024.
NOTE 14 — Guarantees, Commitments and Contingencies
Lease Commitments
      The Company has entered into non-cancelable operating leases for office space and equipment, as well as software hosting agreements for various information systems initiatives. These leases expire on various dates through. Rental expense was approximately $5.2 million, $3.2 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the minimum aggregate rental commitments are as follows:

Operating Leases
(in thousands)
2005	6,401
2006	5,139
2007	3,297
2008	1,558
2009	1,280
Thereafter	4,972

Total	$22,647

Letters of Credit
      The Company has available letter of credit facilities with multiple financial institutions. At December 31, 2004, the Company had outstanding letters of credit of $159.0 million, which typically provide credit support to various third parties for real estate activities. These letters of credit expire at various dates through September 2017. The unused portion of the letter of credit facilities was $104.3 million at December 31, 2004.
      As disclosed in the guarantee table below, the Company has provided a guarantee on certain of these letters of credit. The maximum exposure was $152.5 million as of December 31, 2004.
Unfunded Loan Commitments
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2004 and 2003, the aggregate unfunded commitments totaled approximately $482.5 million and $481.8 million, respectively. The commitments are not reflected in the financial statements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans.
Unfunded Equity Commitments
      As the limited partner in real estate operating partnerships, the Company has committed to extend equity to real estate operating partnerships in accordance with the partnership documents. At December 31, 2004 and 2003, the aggregate unfunded commitments totaled approximately $463.1 million and $246.3 million, respectively.
Future Commitment for Minimum Salary Levels Under Employment Contracts
      The Company has employment agreements with several of its executive officers, the terms of which expire at various times through December 2007. Such agreements, which have been revised from time to time, provide for minimum salary levels, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2004, excluding performance-based bonuses, was approximately $6.0 million.
Fannie Mae Participation Strips
      As of December 31, 2004 and 2003, the Company owned interest-only securities resulting from participations in a percentage of interest received on mortgage loans sold to Fannie Mae with a fair value of $5.8 million and $5.6 million, respectively. The Company has entered into an agreement to pay the income received from these assets to the Group Trust; therefore, a corresponding liability is reflected on the balance sheet in other liabilities.

Guarantees
      The Company’s maximum exposure under its guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.
      The following table summarizes the Company’s guarantees by type at December 31, 2004 and 2003.

		December 31, 2004			December 31, 2003

(in millions)		Maximum	Carrying		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral	Exposure	Amount	Supporting Collateral

Loss-sharing agreements with Fannie Mae and GNMA	(1)	$189.1	$—	$5.4 million Letter of Credit pledged	$181.4	$—	$5.2 million letter of credit pledged
Bank line of credit guarantees	(2)	187.1	187.1	Investment in partnership, loans and tax-exempt bonds totaling $202.9 million	256.4	256.4	Investment in partnership and loans totaling $258.9 million
Tax credit related guarantees	(3)	417.0	187.6	$24.3 million of tax- exempt bonds and cash	293.8	151.3	$1.3 million of cash
Other financial/payment guarantees	(4)	295.2	166.1	$336.6 million of cash, equity and tax-exempt bonds	177.0	13.3	$3.8 million of cash and tax-exempt bonds
Put options	(5)	105.6	—	$55.6 million of tax- exempt bonds	122.5	—	$70.1 million of loans and tax-exempt bonds
Letter of credit guarantees	(6)	152.5	76.6	$2.4 million of cash	54.0	40.0	$1.1 million letter of credit pledged
Indemnification contracts	(7)	32.0	11.1	None	73.3	56.5	None
Trust preferred guarantee	(8)	85.3	85.3	None	—	—

		$1,463.8	$713.8		$1,158.4	$517.5

Notes:

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit is $185.9 million at December 31, 2004. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 18 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

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

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued in May and September 2004. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

Litigation
      At December 31, 2004 and 2003, the Company had a litigation reserve of $2.0 million and $1.1 million, respectively, for routine litigation and administrative proceedings arising in the ordinary course of business. This litigation reserve was established in conjunction with the purchase of HCI (discussed in Note 2).
NOTE 15 — Shareholders’ Equity
      Since March 2002, the common shares have been MuniMae’s only outstanding shares. The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company’s Board of Directors declares quarterly dividends based on management’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and available cash. The common shares have no par value. At December 31, 2004, 39,471,099 common shares were authorized.
      Prior to March 2002, MuniMae had four types of shares: preferred shares, preferred capital distribution shares (“preferred cd shares”), term growth shares and common shares. MuniMae’s preferred shares, preferred cd shares, term growth shares and common shares differed principally with respect to allocation of income and cash distributions, as provided by the terms of the MuniMae’s Operating Agreement. MuniMae was required to distribute to the holders of preferred shares and preferred cd shares cash flow attributable to such shares as defined in the MuniMae’s Operating Agreement. MuniMae was required to distribute to the holders of term growth shares 2.0% of the net cash flow after payment of distributions to holders of preferred shares and preferred cd shares. The balance of the MuniMae’s cash flow was available for distribution to holders of common shares.
      MuniMae’s Operating Agreement provided that the preferred shares and the preferred cd shares were subject to partial redemption when any bond attributable to the shares was sold, or beginning in the year 2000, when any bond attributable to the shares reached par value based on an appraisal.
2004 Transactions
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
2003 Transactions
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
      In October 2003, the Company sold to the public 3.2 million common shares at a price of $24.40 per share and granted the underwriters an option to purchase up to an aggregate of 472,500 common shares to cover over-allotments at the same price. Net proceeds on the 3.2 million shares approximated $72.6 million. On October 15, 2003, the underwriters exercised their option to purchase 472,500 common shares, generating net proceeds of approximately $11.0 million. The majority of the $83.6 million net proceeds was used to repay debt incurred in connection with the acquisition of HCI. The balance of the net proceeds was used for general corporate purposes.
2002 Transactions
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
Earnings per Share
      A dual presentation of basic and diluted earnings per share (“EPS”) is presented for common shares. Basic EPS is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding. The calculation of diluted EPS is similar to that of basic EPS except that the denominator is increased to include the number of additional shares that would have been outstanding if the deferred shares had vested and the options granted had been exercised. The diluted EPS calculation does not include shares that would have an anti-dilutive effect on EPS. The tables at the end of this note reconcile the numerators and denominators in the basic and diluted EPS calculations for 2004, 2003 and 2002.

      No options to purchase common shares were excluded from the computation of diluted EPS at December 31, 2004, 2003 and 2002.

	Municipal Mortgage & Equity, LLC
	Statement of Computation Earnings per Share

	For the year ended December 31, 2004			For the year ended December 31, 2003

	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except share and	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
per share data)
Basic EPS
Net income before cumulative effect of a change in accounting principle and discontinued operations	$15,437		$0.44	$47,975		$1.63
Discontinued operations	11,080		0.32	25,748		0.88
Cumulative effect of a change in accounting principle	520		0.02	(1,228)		(0.04)

Income allocable to common shares	$27,037	34,521,842	$0.78	$72,495	29,397,521	$2.47

Effect of Dilutive Securities
Options and deferred shares	—	262,046		—	368,511
Earnings contingency	—	—		—	—

Diluted EPS
Income allocable to common shares plus assumed conversions	$27,037	34,783,888	$0.78	$72,495	29,766,032	$2.44

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Municipal Mortgage & Equity, LLC
	Statement of Computation Earnings per Share

	For the year ended December 31, 2002

	Income	Shares	Per Share
(In thousands, except share and	(Numerator)	(Denominator)	Amount
per share data)
Basic EPS
Net income before cumulative effect of a change in accounting principle and discontinued operations	$28,796		$1.16
Discontinued operations			—
Cumulative effect of a change in accounting principle	—		—

Income allocable to common shares	$28,796	24,904,437	$1.16

Effect of Dilutive Securities
Options and deferred shares	—	447,594
Earnings contingency	—	121,784

Diluted EPS
Income allocable to common shares plus assumed conversions	$28,796	25,473,815	$1.13

NOTE 16 — Related Party Transactions And Transactions with Affiliates And Non-Profit Entities
Related Party Transactions
Transactions with Mr. Joseph and the Shelter Group
      Mr. Mark K. Joseph, the Company’s Chairman of its Board of Directors and, through December 31, 2004, its Chief Executive Officer, controls and is an officer of Shelter Development Holdings, Inc. and of Shelter Property Holdings, Inc. (collectively “Shelter Holdings”), which own a 34.7% interest in Shelter Development, LLC and Shelter Properties, LLC respectively (collectively, the “Shelter Group”). The Shelter Group is a real estate developer and provides property management services primarily to multifamily residential properties.
      It is the policy of the Company that Mr. Joseph abstains from any involvement in the structuring or review of any contracts or transactions between the Shelter Group and the Company in both his capacity as a partner and officer in various entities of the Shelter Group and as a director and, previously, as an officer of the Company.
Property Management Contracts
      The Shelter Group provides management services for certain properties that serve as collateral for the Company’s tax-exempt bond investments. The Shelter Group receives fees under management contracts for properties that it manages. During 2004, 2003, and 2002, the Shelter Group had property management contracts for eight, eight and ten properties, respectively, that collateralize the Company’s investments.

      In accordance with the Company’s Operating Agreement, the disinterested members of the Company’s Board of Directors review and approve these property management contracts on an annual basis. Their review is based on information that compares the proposed fees and services of the Shelter Group and fees and services of similar property management companies in the market areas of the properties. The fees charged under these contracts were determined to be equal to or below market rates. During the years ended December 31, 2004, 2003 and 2002, these fees were approximately $0.8 million, $1.0 million, and $1.1 million, respectively.
Related Party Transactions resulting from Acquisition of Tax Credit Business from Lend Lease
      During the 15 years prior to the July 2003 acquisition of the Lend Lease HCI business, Lend Lease and its predecessors made and syndicated tax credit equity investments in affordable housing projects sponsored by the Shelter Group. Prior to 1996, the Shelter Group participated in these projects directly through Shelter Holdings, of which Mr. Joseph, and certain family interests, owned 100% of the equity. Since 1996, the Shelter Group has participated in these transactions through Shelter Development, LLC, in which Mr. Joseph and his family, acting through Shelter Holdings, have at all times owned less than a majority interest (presently 34.7%).
      Since the HCI acquisition, the Company’s tax credit operating subsidiaries have closed three transactions with the Shelter Group and expect to close additional deals in the future. Consistent with Company policy, Mr. Joseph has not participated, and will not participate, in the structuring or negotiation of these transactions. Future transactions are expected to be consistent with the terms offered by Lend Lease to the Shelter Group prior to the acquisition of the HCI business as well as terms offered by the Company to other comparable quality developers with whom the Company has similar long-standing relationships. The Shelter Group receives development fees in connection with these transactions.
      In accordance with the Company’s Operating Agreement, the Board, acting through the disinterested directors, has authorized the continued investment in and syndication of tax credit equity investments in affordable housing projects sponsored by The Shelter Group without the need for further Board approval and approved and ratified all prior tax credit transactions with The Shelter Group.
Investments/ Loans by Tax Credit Equity Business
      It is customary in the tax credit industry for syndicators to provide development loans to certain high caliber developers with whom they have long-standing relationships. As part of its growth plan, Shelter Development, LLC requested that the Company provide a pre-development loan facility. In 2004, pursuant to the Company’s Operating Agreement, the disinterested Directors of the Board approved such a facility in an amount not to exceed $1,500,000. The facility is evidenced by an umbrella loan agreement and note with the Shelter Group together with individual notes beneath it for each property on which a loan is made, signed by the relevant property partnership. Loans for individual transactions will be subject to the Company’s normal due diligence requirements and are expected to include a pledge of both the developer fees as well as the general partner interest in the partnership that owns the property.
      The transactions are being made on the usual and customary terms upon which the Company’s tax credit business would make loans to high caliber developers and upon which other similarly situated tax credit businesses would make development loans to developers like Shelter Development, LLC. Mr. Joseph did not and will not participate in, or influence, the structuring of this facility in any way and will not personally receive any of the proceeds of these Loans.
      The Company has previously made individual pre-development loans to Shelter Group prior to the approval of the facility. In 2004 a pre-development loan was made to and repaid by the borrower on the Shelter Group’s Woodbridge Commons transaction.

Southgate Crossing Partnership
      Through its subsidiary, MMA Mortgage Investment Corporation (“MMIC”), formerly Midland Mortgage Investment Corporation (“Midland”), the Company has provided a supplemental loan through the Fannie Mae DUS program to the Southgate Crossing apartment project partnership, which is located in Columbia, Maryland. The supplemental loan was a part of a debt restructuring of the project. Due to the debt restructuring, which consisted of the infusion of new equity from outside parties and the supplemental loan from Midland, all of the partnership interests in this project partnership were sold to new owners in 2003. Mr. Joseph indirectly held a 1.5% limited partnership interest in the borrowing entity for the project. He also owned interests in two of the three general partners of the same entity, which gave him a 0.67% general partner interest in the borrowing entity. Shelter Development, LLC. now owns an 80.36% interest in the new general partner of the borrowing entity. This new general partner owns a 10% interest in the borrowing entity. As a result of the sale of the partnership interests to new owners, a company that is owned 100% by Mr. Joseph received approximately $22,000 in distributions for its prior equity interest in Southgate Crossing and $151,000 in repayment of a loan. The Shelter Group also receives fees in connection with this transaction. Mr. Joseph will benefit from these fees by virtue of his investment in Shelter Group, but will not directly receive any fees. In accordance with approval procedures mandated by the Company’s Operating Agreement, the disinterested directors of the Company reviewed and approved this transaction and found it fair to the Company based upon management’s evaluation of the supplemental loan, the sale terms of the project partnerships and other terms of the transactions, which included a review of property valuations and an internally prepared valuation analysis indicating that the purchase price paid by the new owners represented fair market value.
      The Company has held a first mortgage bond on the Southgate Crossing property since 1998. As of December 31, 2004, the outstanding amount of this loan was $10.2 million. The first mortgage loan on Southgate Crossing was made at market rate. Payment of principal and interest on the related bond is credit enhanced by Fannie Mae.
Lakeview Gardens Transaction
      With respect to the defaulted Lakeview Bonds (as defined below), the Company, through a newly created and wholly owned subsidiary, took title to a defaulted property by a deed in lieu of foreclosure, sold the subsidiary that took title to the property, and used the sale proceeds to retire the defaulted tax-exempt bonds. While the Company owned the subsidiary, the Company earned a de minimis amount of taxable income.
      The Company owned approximately $9.0 million in aggregate principal amount of mortgage revenue bonds (the “Lakeview Bonds”) and parity working capital loans related to the Lakeview Bonds in an aggregate principal amount of $305,000 (the “Lakeview Loans”) secured by the Lakeview Garden Apartments Project (“Lakeview”). A limited partnership in which Mr. Joseph indirectly owned 100% of the general partner interest and a lesser percentage of the limited partner interests, was the owner of Lakeview and was the borrower under the bond documents (the “Lakeview Borrower”).
      The Lakeview Borrower has been in monetary default under the bond documents since the original borrower defaulted, which was not a related party.
      On September 29, 2004, the Company (i) exercised its rights under the bond documents as a result of the default and took title to Lakeview by a deed in lieu of foreclosure through an entity formed to hold the deed, and (ii) subsequently sold that entity to an unrelated third party for a purchase price of approximately $16.2 million, of which approximately $11.2 million was used to retire all of the outstanding principal and deferred interest on the Lakeview Bonds and the Lakeview Loans. The remainder was a gain to the Company.
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
Mr. Joseph’s ownership interest in partnerships holding “defaulted assets”
      Certain transactions with affiliates are described below under the heading “Affiliate and Non-Profit Management and Control of Defaulted Assets.” One of these transactions is the creation by the Company of certain partnerships that hold defaulted or previously defaulted assets. In connection with these partnerships, Mr. Joseph controls direct and indirect membership interests in the aggregate of 69.12% in what the Company calls an “umbrella” limited liability company (“LLC”) holding certain defaulted or previously defaulted assets as described in more detail below. The umbrella LLC holds a 99% limited partnership interest in the borrowing for these defaulted or previously defaulted assets. In addition, Mr. Joseph controls and is a 56% indirect owner in the 1% general partnership interest in the borrowing partnerships partnership (or, in the case of the Creekside project partnership, is a 56% indirect owner in a 0.5% general partnership interest) for these defaulted or previously defaulted assets. In addition, an entity wholly owned by Mr. Joseph is the manager of this LLC. While the purpose of this paragraph is to discuss Mr. Joseph’s interest in these transactions, the section entitled “Affiliate and Non-Profit Management and Control of Defaulted Assets” describes the nature and the impact of these transactions on the Company.
Refinancing of FSA Portfolio
      In February 1995, the Company’s predecessor by merger, as bondholder, and various property-owning partnerships indirectly controlled by Mr. Joseph, as borrowers, participated in the refunding of 11 tax-exempt bonds with an aggregate principal balance of $126.6 million into senior Series A tax-exempt bonds and subordinate Series B tax-exempt bonds with aggregate principal balances of $67.7 million and $58.9 million, respectively. The borrowing partnerships are currently owned by general partners controlled by Mr. Joseph and by the umbrella LLC described above under “Mr. Joseph’s ownership interest in partnerships holding ’defaulted assets’.” The Series B bonds are held by a subsidiary of the Company. The Series A bonds were deposited, at the direction of the Company, into a custody arrangement wherein payments of principal and interest on the Series A bonds were credit enhanced by insurance policies issued by Financial Security Assurance, Inc (“FSA”), and custodial receipts were issued to third-party investors evidencing beneficial ownership interests in the FSA-enhanced Series A bonds (the “Custodial Receipts”).
      Although the Series A bonds could have been redeemed and refunded at the direction of the borrowing partnerships beginning in early 2005, the Company avoided the cost and time involved in refunding by keeping the Series A bonds and the Custodial Receipts outstanding and by causing a subsidiary to direct the purchase of the Custodial Receipts in lieu of redemption in February 2005. The subsidiary then caused the Custodial Receipts to be deposited into a securitization vehicle, whereby new receipts, benefiting from FSA’s underlying credit enhancement, were issued to third-party investors and the subsidiary purchased certificates representing residual beneficial interests in the Custodial Receipts. This residual beneficial interest will indirectly produce tax-exempt income for the Company.
      The transaction does not affect the obligations of the borrowing partnerships in connection with the Series A bonds. Pursuant to the Company’s Operating Agreement, the transaction was approved by the disinterested members of the Company’s Board of Directors. Mr. Joseph did not participate in, or influence, the structuring or the approval of the transaction.
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
Transactions with Outside Directors
      Richard O. Berndt, Esq., a member of the Company’s Board of Directors, is the managing partner of the law firm Gallagher, Evelius & Jones LLP (“GEJ”). Mr. Berndt owns 6% of GEJ’s equity interest. GEJ provides legal services to the Company. Some of GEJ’s legal services are provided as part of real estate transactions and the fees charged are billed to and paid for by the borrowers. For the year ended December 31, 2004, GEJ received $1.0 million in legal fees for these transactions. For the year ended December 31, 2004, GEJ received $1.7 million in legal fees directly from the Company. The fees paid by the Company represented 11.5% of GEJ’s total revenues for 2004. It is anticipated that the Company will transact an equal or greater amount of business with GEJ during 2005.
      In 2004, the Company appointed Stephen A. Goldberg as its General Counsel. Mr. Goldberg remains a partner at GEJ and the firm bills the Company its standard hourly rates for Mr. Goldberg’s services.
      Fred N. Pratt, Jr., a member of the Company’s Board of Directors, was a founder and chief executive officer of The Boston Financial Group, the predecessor to the Lend Lease HCI business. As a result of this prior role, Mr. Pratt owns certain limited partnership and other interests in entities related to the Company’s affordable housing investment business. Most of these interests were granted to Mr. Pratt prior to 1986 and relate to pre-tax credit properties. MMA serves as asset manager to these properties, and Mr. Pratt does not influence their management. Most of these properties are expected to be sold over the next few years, and besides asset management and disposition fees, the Company has no economic interest in them. It is expected that Mr. Pratt will receive payments from his interests in these properties when they are sold, but this will not represent payments to Mr. Pratt by the Company.
Transactions with Management Directors And Executive Officers
      Charles M. Pinckney is an Executive Vice President with the Company. Through the end of 2010, the Company will pay Mr. Pinckney $32,500 per year for consulting fees earned, but deferred, prior to his becoming an employee of the Company. The Company also distributes to Mr. Pinckney approximately $7,000 per year, to the extent received by the Company, as an annuity on certain assets that the Company acquired from Whitehawk Capital LLC, a company owned by Mr. Pinckney and acquired by the Company in 2002. The Company is obligated to pay Mr. Pinckney these amounts as a part of the agreement under which the Company acquired Whitehawk Capital, LLC.
      On January 1, 2000, Shelter Holdings made personal loans to Mr. Michael L. Falcone, President of the Company and, since January 1, 2005, Chief Executive Officer, and Mr. Gary A. Mentesana, Executive Vice President of the Company. Mr. Falcone’s original loan amount was approximately $542,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2004, is approximately $399,087. Mr. Mentesana’s original loan amount was $132,000 with an interest rate of LIBOR plus 1.85%. The unpaid balance on this loan, as of December 31, 2004, is approximately $83,627. The purpose of these loans was to allow Messrs. Falcone and Mentesana to purchase the Company’s common shares.
      Prior to the Company’s acquisition of the Midland Companies by the Company in 1999, Mr. Robert J. Banks, an employee of the Company and Vice Chairman of the Board of Directors through the end of 2004, and Mr. Keith J. Gloeckl, Executive Vice President of the Company, assumed interests in various real estate properties related to transactions in which the Midland Companies participated that had defaulted on their financing obligations. Messrs. Banks and Gloeckl undertook the responsibility of replacing the defaulted general partners in order to protect and preserve the investments for the benefit of the tax credit investors who had participated in low-income housing tax credit funds syndicated and managed by the Midland Companies. These properties generated tax credits that were sold to, and benefited, third party investors. These properties are no longer in default. Messrs. Banks and Gloeckl’s interests derived from the ownership of shares in four corporations that are investors in the partnerships that control them as operating general partners. In one of the partnerships, Mr. Gloeckl acts as the managing general partner. It is very unlikely that either Mr. Banks or Mr. Gloeckl will personally profit from these transactions.
      Mr. Robert J. Banks, an employee of the Company and Vice Chairman of the Board of Directors through the end of 2004, serves on the Board of Directors of United Bank and Trust Company, an affiliate of Synovus Financial Holdings. Through various subsidiaries, United Bank has extended to the Company a $50.0 million line of credit and $10.0 million letter of credit facility and the Company currently has deposits with United Bank of approximately $39.3 million.
Transactions with Affiliates and Non-Profit Entities
Affiliate and Non-Profit Management and Control of Defaulted Assets
      From time to time, borrowers have defaulted on their debt obligations to the Company. Some of these obligations were incurred in connection with the development of properties that collateralize the Company’s tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances the Company has, after evaluating its options, chosen not to foreclose on the property. Instead and in lieu of foreclosure, the Company has negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by and affiliated with certain officers of the Company. The Company has taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. Following the transfer of a property to, or the replacement of the general partner with, an affiliated entity, that entity controls the defaulted or previously defaulted asset, which serves as collateral for the debt to the Company. The Company will refer to all transferees as “affiliated entities” for purposes of this discussion. These affiliated entities include partnerships in which Mr. Joseph has interests, for purposes of this discussion, affiliate entities also include a 501(c)(3) corporation and a non-501(c)(3) corporation that have Board members and officers who are also executive officers of the Company. These officers acting as Board members and officers of the affiliated entities do not have a personal financial interest in the entities. Only Mr. Joseph has a personal financial interest in these partnerships, as described above in the section entitled “Related Party Transactions.” A portion of the defaulted assets subsequently ceased to be in default.
      This result is consistent with the Company’s goal of providing tax-exempt income to its shareholders. The following table outlines these affiliate relationships at December 31, 2004:

		Carrying Value
	Number of	of Company’s
	Properties Owned	Investment at
Affiliate or Non-Profit Entity	(directly or indirectly)	December 31, 2004

SCA Successor, Inc.(1)	2	$39,781,869
SCA Successor II, Inc.(1)	12	65,339,156
MMA Affordable Housing, Inc. and MMA Successor I, Inc.(2)	1	5,991,217
MuniMae Foundation, Inc.(3)	3	52,178,159

Total	18	$163,290,401

(1)	These corporations are general partners of the operating partnerships whose property collateralizes the Company’s investments. All of these general partner investments, except for the Company’s Creekside project, are 1% interests in the related operating partnerships. See above for a discussion of Mr. Joseph’s interest in these general partners. The property partnerships in which the SCA Successor entities are the general partners include the partnerships in which the umbrella LLC described above is the limited partner.

(2)	MuniMae Affordable Housing, Inc. (“MMAH”), formerly known as MuniMae Foundation, Inc., is a private non-profit entity organized to promote affordable housing. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of MMAH. MMA Successor I, Inc. is a for profit entity owned and controlled by Mr. Joseph. MMAH and MMA Successor I, Inc. are, respectively, the 99% limited partner and the 1% general partner in a partnership whose property collateralizes one of the Company’s investments.

(3)	MuniMae Foundation, Inc. (“MMF”), formerly known as MMA Affordable Housing Corp. (“MMAHC”), is a 501(c)(3) non-profit entity organized to provide affordable housing. No part of its earnings inures to the benefit of any individual or for-profit entity. Executive officers of the Company serve as directors of MMF.
     The affiliated entities that own and operate the defaulted or previously defaulted assets could have interests that do not fully coincide with, or could even be adverse to, the interests of the Company’s tax-exempt bond business. If any of these entities chose to act solely in accordance with their ownership interest in the defaulted or previously defaulted assets, such as selling a property or filing a bankruptcy, the interests of the tax-exempt bondholders could be adversely impacted. In making decisions relating to the defaulted or previously defaulted assets, the Company, by direction to its affiliates and officers, has, consistent with its overall strategy of providing largely tax-exempt income to its shareholders, elected to manage the defaulted or previously defaulted assets in such a manner that maximizes the tax-exempt cash flow from the projects. The Company could, therefore, make a decision to defer the capital needs of a defaulted or previously defaulted asset in favor of paying the debt service, which could adversely impact the value of the Company’s collateral.
      As part of the sale of certain taxable notes in 1998 and 1999, the Company provided a guarantee on behalf of the operating partnerships that hold these defaulted assets for the full and punctual payment of interest and principal due under the taxable notes. The face amount of these notes at December 31, 2004 was $16.2 million. The Company’s obligation under this guarantee is included in the summary of the Company’s guarantees in Note 14 in these Notes to the Consolidated Financial Statements.
501(c)(3) Organization
      Some of the Company’s properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For such bonds to remain tax-exempt, the property at all times must be owned by a 501(c)(3) organization. Accordingly, whenever one of these properties requires a workout or restructuring where a change in ownership is desirable, the Company seeks to find a qualified 501(c)(3) organization to act as owner. In order to assure that a 501(c)(3) organization will always be available, the Company helped organize and remains closely associated with MMF, a 501(c)(3) organization devoted to the ownership and operation of affordable housing for all citizens. MMF owns several of the Company’s bond financed properties and may in the future own more of such properties. This ownership accomplishes both the preservation of affordable housing and the preservation of the tax-exempt status of the Company’s bonds. The Company’s valuation, workout and other policies are the same for these properties and bonds as for all other 501(c)(3) bonds in the Company’s portfolio. The Company may from time to time make additional loans available to its 501(c)(3) borrowers or may make charitable contributions to such entities, including MMF. Such loans and grants must be used for the recipient’s charitable purposes, which may include payment of debt service on bonds held by the Company. Because the Company’s 501(c)(3) bonds, like most of the Company’s loans, are non-recourse, the Company values these bonds by reference to the underlying property and therefore such loans or contributions by the Company do not change the value of the bonds on the Company’s books, which is determined by reference to the underlying property.
      On April 1, 2004, a wholly owned subsidiary of MMF, took title to the Peaks at Conyers property by a deed in lieu of foreclosure, assuming the obligations of the previous borrower under the 501(c)(3) tax-exempt bond documents. The subsidiary was and still is called MMA Affordable Housing Corp. — Conyers, LLC.
      On October 13, 2004, the entire membership interest in MMA Affordable Housing Corp. — Conyers, LLC was assigned by MMF to a newly created for-profit corporation, Peaks at Conyers Corp., a Maryland corporation, which is owned 100% by MMAH. On the same day, the 501(c)(3) tax-exempt bonds were redeemed in whole, and MMA Affordable Housing Corp. — Conyers, LLC issued taxable corporate bonds that are guaranteed by an insurance policy issued by QBE International Insurance Limited. The proceeds from the sale of the new taxable bonds were used to pay off the existing 501(c)(3) bonds. The Company has no interest in the new bonds.

      On December 14, 2004, MMF took control of the defaulted borrower under the Cool Springs bond documents by receiving an assignment of the entire membership interest in this borrower, which is called ASF of Franklin, LLC, a Tennessee limited liability company. The 501(c)(3) Cool Springs bonds remain outstanding.
      By acquiring the entire membership interest in the existing borrower, MMF was able to avoid the transfer taxes that would have been assessed if the property itself had been conveyed by a deed in lieu of foreclosure to MMF or a subsidiary.
      Winter Oaks Partners, Ltd., (L.P.), a Georgia limited partnership (the “Borrower”), is the owner of the Winter Oaks Apartments project in Winterhaven, Florida. Until May 12, 2004, the Borrower was owned by MMA Successor I, Inc., an entity owned and controlled by Mr. Joseph, as the 1% general partner and by Winter Oaks, L.P., a Delaware limited partnership, as the 99% limited partner. Winter Oaks, L.P. is owned 1% by MMA Successor I, Inc. and 99% by MMAH. The Borrower was the borrower under bond documents related to two subordinate bonds and a related junior mortgage owned by MuniMae TE Bond Subsidiary, LLC. The Borrower was also the borrower under a taxable loan from the Company. A senior mortgage loan was held by Fannie Mae.
      On May 12, 2004, MMA Successor I, Inc. assigned its 1% general partner interest in the Borrower to a third party, and Winter Oaks, L.P. assigned its 99% limited partner interest to a third party. On the same day, the proceeds of the sale were used to redeem the two subordinate bonds and to pay off the taxable loan from the Company. The senior bond and first-lien mortgage remained outstanding and the new partners in the Borrower assumed the obligations related thereto. There were insufficient proceeds from the sale to pay off all the deferred interest owed under the most junior bond. As a result, MuniMae TE Bond Subsidiary, LLC waived its right to receive full payment of the deferred interest and permitted the redemption to take place.
      Neither the assignors, MMA Successor I, Inc. and Winter Oaks, L.P., nor Mr. Joseph, received any proceeds from the assignments.
Fees Paid to the Company from Unconsolidated Entities
Pension Funds
      The Company, through its subsidiary MMA Advisory Services, Inc. (“MAS”), formerly Midland Advisory Services, Inc., receives fee income from two pooled investment vehicles, Group Trust and MMER. The Group Trust invests primarily in real estate backed debt investments, and MMER makes equity investments in real estate. Both are owned by and comprised exclusively of a select group of institutional investors. To date, the Group Trust and MMER engage in business transactions only with the Company. The Group Trust invests in loans originated by the Company and, on occasion, provides short-term financing to the Company through a market rate credit facility. MMER invests in income-producing real estate partnerships originated by the Company and provides short-term lines of credit to the Company also through a market rate credit facility.
      MAS earns fee income for investment management services provided to MMER. In addition, the Company receives origination fees for investments placed with MMER. Collectively these fees totaled $1.5 million, $1.4 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002 respectively.
      The Company, directly and through MAS, receives fee income from the Group Trust for providing investment management services, originating Group Trust loans, and servicing individual Group Trust investments. The Company receives these fees on both Group Trust direct investments and investments funded through lines of credit backed by Group Trust assets. For the years ended December 31, 2004, 2003, and 2002, these fees amounted to $4.5 million, $4.1 million, and $2.5 million respectively.

Contributions to Tax-Exempt Entities in which the Company’s Officers Are Directors
      For the year ended December 31, 2004, the Company made a $1.0 million charitable contribution to MMF.
NOTE 17 — Non-Employee Directors’ Share Plans And Employee Share Incentive Plans
Non-Employee Directors’ Share Plans
      At December 31, 2004, a total of 650,000 shares were authorized to be granted under the non-employee directors’ share plans. The non-employee directors’ plans provide a means to attract and retain highly qualified persons to serve as non-employee directors of the Company. Under the directors’ plans, an option to purchase 7,000 common shares is granted to each director when first elected or appointed to the Board of Directors. The exercise price of such options will be equal to 100% of the fair market value of the common shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options vest in three equal annual installments commencing at the earlier of: (a) the next anniversary of the director’s initial election or appointment or (b) the next annual meeting of shareholders. Such options are subject to earlier vesting in the event of death, disability, or a change in control. Except as otherwise determined by the Board, options will become fully exercisable after the participant ceases to serve as a director for any reason other than death or disability only to the extent that the options are vested at the date he or she ceased to be a director or has vested within two months after the date he or she ceased to be a director.
      In addition, the Company will grant the directors restricted shares on the date of each annual meeting of shareholders. The plan also entitles each director to elect to receive shares or deferred shares in lieu of restricted shares. The restricted shares granted will vest at the earlier of: (a) the next anniversary of the grant of such restricted shares, or (b) the next annual meeting of shareholders. Such restricted shares are subject to earlier vesting in the event of death, disability, or a change in control as defined in the 2004 Directors’ Plans. Except as otherwise determined by the Board, a participant’s restricted shares will become fully vested after the participant ceases to serve as a director for any reason other than death or disability only to the extent that the restricted shares are vested at the date he or she ceased to be a director or has vested within two months after the date he or she ceased to be a director. Restricted shares that, at the time the participant ceases to be a director, remain subject to restriction will be forfeited and reacquired by the Company.
      At December 31, 2004, 152,000 options were outstanding under the directors’ plans with exercise prices of $14.88 to $25.52. The weighted average remaining contractual life for these outstanding options was 6.6 years at December 31, 2004. The following table summarizes the activity relating to options issued under the directors’ plans for the years ended December 31, 2004, 2003 and 2002:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	107,500	$20.28
Granted	30,000	$24.74
Exercised	(1,500)	19.38
Expired/ Forfeited	—	—

Options outstanding at December 31, 2002	136,000	$21.28

Granted	44,000	$24.23
Exercised	—	—
Expired/ Forfeited	—	—

Options outstanding at December 31, 2003	180,000	$22.00

Granted	7,000	$25.52
Exercised	(10,000)	15.84
Expired/ Forfeited	(25,000)	20.88

Options outstanding at December 31, 2004	152,000	$22.75

Options exercisable at:
December 31, 2002	106,000	$20.29
December 31, 2003	136,000	$21.28
December 31, 2004	145,000	$22.62
      The directors’ plans also entitle each director to elect to receive payment of director’s fees in the form of common shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis, whereby the shares payable are credited to the account of the director, and future distributions payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the common shares on the record date of the distribution payment. As of December 31, 2004, 9,970 common shares, 490 restricted shares and 58,118 deferred shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 2004, there were 412,922 shares available under the directors’ plans.
Employee Share Incentive Plans
      At December 31, 2004, 3,622,033 shares were authorized to be issued under the share incentive plans. The Company’s share incentive plans provide a means to attract, retain and reward executive officers and other key employees of the Company, to link employee compensation to measures of the Company’s performance and to promote ownership of a greater proprietary interest in the Company. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40%, respectively, of the total reserved under the plans. As of December 31, 2004, there were 1,683,222 shares available under the plans.
Common Share Options
      The exercise price of common share options granted under the plans is equal to 100% of the fair market value of the common shares on the date of grant. The options vest over three to four years. In the event of a change in control of the Company (as defined in the plans), the options shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the options. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2004, 438,935 options were outstanding under the plans with exercise prices of $16.88 to $21.95. The weighted average remaining contractual life for these outstanding options was 3.10 years at December 31, 2004. The following table summarizes the activity relating to options issued under the plans for the years ended December 31, 2004, 2003 and 2002:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	996,970	$18.25
Granted	—	—
Exercised	(190,531)	18.44
Expired/ Forfeited	(10,000)	18.75

Options outstanding at December 31, 2002	796,439	$18.19

Granted	—	$—
Exercised	(64,250)	18.37
Expired/ Forfeited	(19,500)	18.75

Options outstanding at December 31, 2003	712,689	$18.16

Granted	—	$—
Exercised	(273,754)	19.08
Expired/ Forfeited	—	—

Options outstanding at December 31, 2004	438,935	$17.59

Options exercisable at:
December 31, 2002	622,389	$17.91
December 31, 2003	654,252	$18.11
December 31, 2004	438,935	$17.59
Common Share Appreciation Rights
      On November 11, 1997, 3,000 common share appreciation rights (“SARs”) were awarded to certain employees under the plans. The exercise price of the SARs was equal to 100% of the fair market value of the common shares ($19.00 per share) on the date of grant and are exercisable for cash only. The SARs vest over three years and generally expire ten years from the date of grant. In the event of a change in control of the Company (as defined in the plans), the SARs shall become immediately and fully exercisable. In addition, the Company may, at any time, accelerate the exercisability of all or a specified portion of the SARs. However, the SARs will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the SARs will expire one year after such event. As of December 31, 2004, all 3,000 SARs had vested and all 3,000 have been exercised.
Deferred Shares
      The Company granted 158,803, 146,160 and 32,870 deferred share awards with a total fair value of $3.9 million, $3.5 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The deferred shares vest over one to ten years, as outlined in the individual award agreements. The deferred share awards also provide for acceleration of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 2004, 545,418 deferred shares had vested. The Company recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders’ equity. Unearned compensation is being amortized into expense over the vesting period. For the years ended December 31, 2004, 2003 and 2002, the Company recognized compensation expense of $3.8 million, $2.5 million and $1.7 million, respectively, relating to the deferred shares.
NOTE 18 — Servicing Portfolio
Trust and Escrow Funds
      The Company maintains certain escrow accounts and trust accounts related to principal and interest payments and to escrow funds received but not yet remitted to investors or others on loans serviced by the Company. These accounts are segregated into special accounts and are excluded from the Company’s assets and liabilities.
Loans and Bonds Serviced
      The Company serviced loans and bonds totaling $3.5 billion, $2.8 billion and $2.5 billion in outstanding principal at December 31, 2004, 2003 and 2002, respectively. The fees earned by the Company for servicing these loans are based on a percentage of the unpaid principal balance of the loans. These loans include approximately $1.1 billion in loans where the Company has a risk-sharing agreement with certain lenders at December 31, 2004 and 2003. Under the risk-sharing agreements, the Company is responsible for losses on individual loans at varying percentages, in no case greater than 40% of the original unpaid principal balance of the loan on loans covered by the agreement (see Guarantee table in Note 14).
NOTE 19 — Fair Value of Financial Instruments
      The estimated fair values of the Company’s financial instruments are included in the table at the end of this note.
      The carrying amounts in the table correspond to amounts included in the accompanying balance sheets. The following methods or assumptions were used by the Company to estimate the fair values of financial instruments:
      Investment in tax-exempt bonds, net, interests in bond securitizations, investment in derivative financial instruments, cash and cash equivalents, restricted assets, mortgage servicing rights — The carrying amounts reported in the balance sheet approximate the fair value of these assets.
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
      Mortgage and factored notes payable — Mortgage and factored notes payable are excluded from the fair value disclosure of financial instruments due to the lack of necessary information to determine the fair value. Factored notes payable are classified as notes payable on the consolidated balance sheet. At

December 31, 2004 and 2003, the balance of factored notes payable was $192.1 million and $0, respectively.
      Short- and Long-term debt — The fair value of short-term debt has been estimated to approximate carrying value due to the frequent reset of interest rates paid. The fair value of long-term debt has been calculated using the quote on the associated tax-exempt bond or by pricing the debt using a comparison of the fixed rate of the debt to current market rates.
      Subordinate debentures and preferred shares subject to mandatory redemption — The estimated fair value of the subordinate debentures and preferred shares was calculated by determining the price for these instruments based on the current level of interest rates on comparable investments.
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

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(in thousands)
Assets:
Investment in tax-exempt bonds and interests in bond securitizations, net	$1,275,748	$1,275,748	$1,043,973	$1,043,973
Loans receivable, net — fixed	269,870	266,600	523,051	517,360
Loans receivable, net — adjustable	361,069	361,069	29,325	29,325
Investment in derivative financial instruments	3,102	3,102	2,563	2,563
Cash and cash equivalents	92,881	92,881	50,826	50,826
Restricted assets	72,805	72,805	75,525	75,525
Interest-only securities	5,768	5,768	5,551	5,551
Mortgage servicing rights, net	11,349	11,349	10,967	10,967
Liabilities:
Notes payable — fixed	160,423	158,103	361,287	374,544
Notes payable — adjustable	527,714	527,714	302,257	302,257
Short-term debt	413,157	413,157	371,881	371,881
Long-term debt	164,014	165,245	172,642	177,275
Subordinate debentures	84,000	85,852	—	—
Preferred shares subject to mandatory redemption	168,000	182,392	168,000	175,387
Investment in derivative financial instruments	4,923	4,923	15,287	15,287
NOTE 20 — Business Segment Reporting
      The Company has three reportable business segments: (1) an investing segment consisting primarily of subsidiaries producing tax-exempt interest income through investments in tax-exempt bonds, interests in bond securitizations, taxable loans and derivative financial instruments; (2) a tax credit equity segment consisting of subsidiaries that primarily generate fees by providing tax credit equity syndication and asset management services; and (3) a real estate finance segment consisting of subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination, advisory and other related services. Prior to the acquisition of HCI, the tax credit equity and real estate finance segments were combined and reported as one segment called the operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company’s reportable segments are strategic business units that primarily generate different income streams and are managed separately.

      The following table reflects the results of the Company’s business segments for the years ended December 31, 2004, 2003 and 2002.
Municipal Mortgage & Equity, LLC
Segment Reporting for the twelve months ended
December 31, 2004, 2003 and 2002 (in thousands)

	2004

		Real Estate	Tax			Total
	Investing	Finance	Credit	Adjustments		Consolidated

INCOME STATEMENT DATA
Total interest income	$108,057	$38,674	$6,372	$(18,704	) (1)	$134,399
Total fee income	1,279	20,113	47,149	(2,493	) (2)	66,048
Total rental income	—	—	17,959	—		17,959
Total operating income	109,336	58,787	71,480	(21,197)		218,406
Net income (loss)	63,431	(9,271)	(24,630)	(2,493)		27,037
Depreciation and amortization	159	2,113	11,887	—		14,159
Net loss from equity investments in partnerships	3,391	—	(172,795)	—		(169,404)
Discontinued operations	11,080	—	—	—		11,080
BALANCE SHEET DATA
Total assets	$1,688,233	$760,713	$1,129,345	$(267,961	) (3)	$3,310,330

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2003

		Real Estate	Tax			Total
	Investing	Finance	Credit	Adjustments		Consolidated

INCOME STATEMENT DATA
Total interest income	$88,135	$33,732	$1,936	$(12,798	) (1)	$111,005
Total fee income	4,830	15,601	42,659	(2,610	) (2)	60,480
Total rental income	—	—	—	—		—
Total operating income	92,965	49,333	44,595	(15,408)		171,485
Net income (loss)	78,930	(495)	(3,330)	(2,610)		72,495
Depreciation and amortization	118	2,087	5,287	—		7,492
Net loss from equity investments in partnerships	2,318	—	(5,491)	—		(3,173)
Discontinued operations	25,748	—	—	—		25,748
BALANCE SHEET DATA
Total assets	$1,476,420	$601,618	$424,854	$(253,273	) (3)	$2,249,619

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002

		Real Estate	Tax			Total
	Investing	Finance	Credit	Adjustments		Consolidated

INCOME STATEMENT DATA
Total interest income	$80,150	$29,299	$768	$(1,620	) (1)	$108,597
Total fee income	1,364	14,107	11,615	(1,029	) (2)	26,057
Total rental income	—	—	—	—		—
Total operating income	81,514	43,406	12,383	(2,649)		134,654
Net income (loss)	23,826	6,589	(437)	(1,029)		28,949
Depreciation and amortization	46	1,783	28	—		1,857
Net loss from equity investments in partnerships	(2,677)	—	(380)	—		(3,057)
Discontinued operations	—	—	—	—		—
BALANCE SHEET DATA
Total assets	$1,072,414	$406,006	$74,498	$—		$1,552,918

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

(3)	Adjustments represent intercompany receivables and payables that are eliminated in consolidation.

NOTE 21 — Discontinued Operations
      In September 2004, the Company both acquired a property by deed in lieu of foreclosure and sold the property for net proceeds of $16.2 million. In April 2003, the Company acquired a property by deed in lieu of foreclosure. In June 2003, the Company sold the property for net proceeds of $38.1 million. Both properties previously served as collateral for a tax-exempt bond and taxable loan held by the Company. All activities related to these properties have been classified as discontinued operations in the consolidated statements of income. The following table summarizes the components of discontinued operations.

	For the year ended
	December 31,

	2004	2003
(in thousands)
Loss from operations of property	$—	$(1,015)
Gain on disposal of property	11,080	26,763

	$11,080	$25,748

      The net assets of the property as of the date of sale were as follows:

	2004	2003
(in thousands)
Fixed assets	$5,551	$12,553
Other assets	366	252
Other liabilities	(784)	(446)

Net assets of discontinued operations	$5,133	$12,359

NOTE 22 — Subsequent Events
Acquisition
      On February 18, 2005, the Company completed the acquisition of MONY Realty Capital Inc. (“MRC”), a subsidiary of AXA Financial, Inc. (“AXA”). MRC originates and manages real estate investments primarily in commercial debt for MONY Life Insurance Company, an AXA subsidiary, and third parties. These investments include high yielding or structured transactions.
      The purchase price for MRC was approximately $8.5 million in cash. In connection with the acquisition, the Company has agreed to commit approximately $25.0 million in capital to invest in a commercial real estate investment fund. In addition, the Company will assume MRC’s capital position in two existing commercial real estate investment funds.
Common Share Offering
      In February 2005, the Company sold to the public 2.6 million common shares at a price of $26.51 per share and granted underwriters an option, which was not exercised, to purchase up to an aggregate of 386,250 common shares to cover over allotments at the same price. Net proceeds of the offering approximated $65.0 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

NOTE 23 — Quarterly Results (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands, except per share data)
	(Restated -	(Restated -
	See Note (1))	See Note (1))
Year ended December 31, 2004:
INCOME:
Interest income	$31,030	$34,587	$34,978	$33,804
Fee income	15,643	13,355	14,670	22,380
Net rental income	—	5,496	5,520	6,943

Total income	46,673	53,438	55,168	63,127

EXPENSES:
Interest expense	13,904	18,651	17,122	20,207
Interest expense on debentures and preferred shares	3,046	4,004	4,769	5,499
Operating expenses	20,776	29,844	27,578	28,905
Depreciation and amortization	1,939	3,936	3,825	4,459

Total expenses	39,665	56,435	53,294	59,070

Net gain on sale of loans	680	1,730	406	577
Net gain (loss) on sale of tax-exempt investments	192	1,013	(660)	(241)
Net gain on sale of investments in tax credit equity partnerships	2,435	379	125	80
Net gain (loss) on derivatives	(3,915)	6,194	(3,742)	1,244
Impairments and valuations allowances related to investments	(300)	(430)	(2,646)	(3,765)

Income (loss) before income tax (expense) benefit, net income allocable to minority interest, net losses from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	6,100	5,889	(4,643)	1,952
Income tax (expense) benefit	2,510	(173)	(73)	(5,001)
Net income allocable to minority interest	105	76,659	51,663	49,853
Net losses from equity investments in partnerships	(10,511)	(71,224)	(46,250)	(41,419)

(Loss) income from continuing operations	(1,796)	11,151	697	5,385
Discontinued operations	—	—	10,865	215

(Loss) income before cumulative effect of a change in accounting principle	(1,796)	11,151	11,562	5,600
Cumulative effect of a change in accounting principle	520	—	—	—

Net (loss) income	$(1,276)	$11,151	$11,562	$5,600

(Loss) earnings per share from continuing operations:
Common shares:
Basic	$(0.05)	$0.32	$0.02	$0.15

Diluted	$(0.05)	$0.32	$0.02	$0.15

(Loss) earnings per share:
Common shares:
Basic	$(0.04)	$0.32	$0.33	$0.16

Diluted	$(0.04)	$0.32	$0.33	$0.16

(1)	Subsequent to the filing of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2004, management determined that the Company had not properly accounted for certain compensation costs associated with an employee compensation arrangement entered into during the first quarter of 2004. Accordingly, the Company restated the financial information presented in those Form 10-Qs to recognize the appropriate amount of compensation cost within salaries and benefits in the income statement and accounts payable and accrued expenses in the balance sheet. Corresponding adjustments were made to shareholders’ equity, earnings (loss) per share and cash flows. This restatement had no effect on the Company’s income tax benefit (expense). No other types of adjustments to the Company’s consolidated financial statements were made in association with the restatement.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(in thousands, except per share data)
Year ended December 31, 2003:
INCOME:
Interest income	$29,079	$25,037	$28,373	$28,516
Fee income	6,513	9,623	14,450	29,894

Total income	35,592	34,660	42,823	58,410

EXPENSES:
Interest expense	10,368	8,724	13,103	12,333
Interest expense on preferred shares	—	—	2,994	3,195
Operating expenses	8,639	11,520	16,442	20,475
Depreciation and amortization	530	554	3,108	3,300

Total expenses	19,537	20,798	35,647	39,303

Net gain on sale of loans	1,180	540	1,623	1,521
Net gain (loss) on sale of tax-exempt investments	—	(6)	2,194	(55)
Net gain (loss) on sale of investments in tax credit equity partnerships	98	178	4,471	(2,000)
Net gain (loss) on derivatives	252	(4,156)	1,525	460
Impairments and valuations allowances related to investments	—	(1,144)	—	(5,839)

Income before income tax (expense) benefit, net (expense) income allocable to minority interest, net (losses) gains from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	17,585	9,274	16,989	13,194
Income tax (expense) benefit	(68)	540	2,622	(2,956)
Net (expense) income allocable to minority interest	(2,825)	(2,854)	132	(485)
Net (losses) gains from equity investments in partnerships	(747)	(1,606)	(1,608)	788

Income from continuing operations	13,945	5,354	18,135	10,541
Discontinued operations	—	25,748	—	—

Income before cumulative effect of a change in accounting principle	13,945	31,102	18,135	10,541
Cumulative effect of a change in accounting principle	—	—	—	(1,228)

Net income	$13,945	$31,102	$18,135	$9,313

Earnings per share from continuing operations:
Common shares:
Basic	$0.51	$0.19	$0.63	$0.32

Diluted	$0.50	$0.18	$0.62	$0.32

Earnings per share:
Common shares:
Basic	$0.51	$1.08	$0.63	$0.29

Diluted	$0.50	$1.06	$0.62	$0.28

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company dated as of August 12, 2002 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein).
3.2	Amended and Restated Bylaws (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.1	Amended and Restated Master Recourse Agreement among Fannie Mae, Municipal Mortgage & Equity, LLC and MMACAP, LLC dated as of December 1, 2000.
10.2	Registration Rights Agreement among the Registrant and Messrs. Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated October 20, 1999 (filed as Item 16 Exhibit 2.2 to the Company’s report on Form S-3, File No. 333-56049, filed with the Commission on January 25, 2000 and incorporated by reference herein).
10.3	Employment Agreement between the Company and Mark K. Joseph dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.4	Amendment to Employment Agreement between the Company and Mark K. Joseph dated as of January 1, 2005.
10.5	Employment Agreement between the Company and Michael L. Falcone dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.6	Employment Agreement between the Company and Michael L. Falcone dated as of January 1, 2005.
10.7	Employment Agreement between the Company and Earl W. Cole, III dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.8	Employment Agreement between the Company and Keith J. Gloeckl dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.9	Employment Agreement between the Company and Gary A. Mentesana dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.10	Employment Agreement between the Company and Jenny Netzer dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.11	Employment Agreement between the Company and Charles M. Pinckney dated as of July 1, 2003 (filed as part of the Company’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein).
10.12	Employment Agreement between the Company and Frank G. Creamer, Jr. dated as of August 1, 2004 (filed as part of the Company’s Form 10-Q/A for the quarter ended June 30, 2004 and incorporated by reference herein).
10.13	Warehousing Credit and Security Agreement, Residential Funding Corporation dated May 23, 2003.
10.14	Credit Agreement with Bank of America dated November 12, 2004 (filed as part of the Company’s Form 8-K filed on November 17, 2004 and incorporated by reference herein).
10.15	Municipal Mortgage Equity, LLC 2004 Non-Employee Directors’ Share Plan (filed as part of the Company’s form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein).

10.16	Municipal Mortgage & Equity, LLC Amended and Restated 2004 Share Incentive Plan and Form of Deferred Share Agreement (filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein).
10.17	Form of Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement filed on April 12, 2001 and incorporated by reference herein).
10.18	Form of Municipal Mortgage & Equity, L.L.C. 2001 Non-Employee Directors’ Share Incentive Plan (filed as Appendix B of the Company’s Definitive Proxy Statement filed on April 12, 2001 and incorporated by reference herein).
10.19	Form of Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 1998 and incorporated by reference herein).
10.20	Form of Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan (filed as Appendix B of the Company’s Definitive Proxy Statement filed on April 29, 1998 and incorporated by reference herein).
10.21	Indenture between Midland Financial Holdings, Inc. and Wilmington Trust Company, dated as of May 3, 2004.
11.1	Statement of Computation of Earnings Per Share.
14.1	Code of Ethics.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, the Registrant’s Independent Registered Public Accounting Firm.
31.1	Certification of Michael L. Falcone, Chief Executive Officer and President of Municipal Mortgage & Equity, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael L. Falcone, Chief Executive Officer and President of Municipal Mortgage & Equity, LLC, pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC, pursuant to 18 U.S.C. Section 1350, as Adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.