Form 10-Q
period 2005-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2005-05-09
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number: 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)

621 E. Pratt Street, Suite 300 Baltimore, Maryland (Address of principal executive offices)	21202-3140 (Zip Code)

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

     The Registrant had 37,932,278 common shares outstanding as of May 2, 2005.

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

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Investment in tax-exempt bonds and interests in bond securitizations, net (Note 3)	$1,353,049	$1,275,748
Investment in taxable bonds, net (Note 3)	9,015	9,205
Loans receivable, net (Note 4)	637,525	593,968
Loans receivable held for sale (Note 4)	13,753	27,766
Investment in partnerships (Note 5)	758,313	827,273
Investments in derivative financial instruments (Note 6)	4,368	3,102
Cash and cash equivalents	57,805	92,881
Interest receivable	18,380	18,368
Restricted assets (Note 7)	89,940	72,805
Other assets	69,819	66,040
Land, building and equipment, net	179,143	182,773
Mortgage servicing rights, net	13,035	11,349
Goodwill	109,483	106,609
Other intangibles	23,854	22,443

Total assets	$3,337,482	$3,310,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 8)	$740,292	$880,224
Mortgage notes payable (Note 8)	128,679	132,237
Short-term debt (Note 8)	488,048	413,157
Long-term debt (Note 8)	182,760	164,014
Subordinate debentures (Note 9)	134,000	84,000
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability (Note 10)	200,843	186,778
Investments in derivative financial instruments (Note 6)	2,949	4,923
Accounts payable and accrued expenses	14,714	35,003
Interest payable	17,607	19,266
Unearned revenue and other liabilities	88,139	74,176

Total liabilities	2,166,031	2,161,778

Commitments and contingencies (Note 11)

Minority interest in subsidiary companies	377,550	404,586

Preferred shareholders’ equity in a subsidiary company, liquidation preference of $73,000 at March 31, 2005 and December 31, 2004, respectively	71,031	71,031

Shareholders’ equity:
Common shares, par value $0 (42,046,099 shares authorized, including 37,955,251 shares issued and outstanding, and 63,196 deferred shares at March 31, 2005 and 39,471,099 shares authorized, including 35,179,884 shares issued and outstanding, and 58,114 deferred shares at December 31, 2004)	738,619	681,227
Less common shares held in treasury at cost (181,015 and 124,715 shares at March 31, 2005 and December 31, 2004, respectively)	(3,926)	(2,615)
Less unearned compensation (deferred shares)	(6,571)	(4,145)
Accumulated other comprehensive loss	(5,252)	(1,532)

Total shareholders’ equity	722,870	672,935

Total liabilities and shareholders’ equity	$3,337,482	$3,310,330

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended
	March 31,
	2005	2004
INCOME:
Interest income
Interest on bonds and interests in bond securitizations	$23,085	$19,502
Interest on loans	11,946	10,721
Interest on short-term investments	487	807

Total interest income	35,518	31,030

Fee income
Syndication fees	4,608	3,751
Origination and brokerage fees	435	917
Guarantee fees	2,936	1,853
Asset management and advisory fees	5,686	6,166
Loan servicing fees	1,222	1,119
Other income	1,376	1,347

Total fee income	16,263	15,153

Net rental income	6,572	—

Total income	58,353	46,183

EXPENSES:
Interest expense	17,117	13,904
Interest expense on debentures and preferred shares (Note 9)	5,231	3,046
Salaries and benefits	17,849	15,584
General and administrative	9,170	3,698
Professional fees	1,878	1,494
Depreciation and amortization	3,794	1,939

Total expenses	55,039	39,665

Net (loss) gain on sale of loans	(286)	680
Net gain on sale of tax-exempt investments	914	192
Net gain on sale of investments in tax credit equity partnerships	841	2,435
Net gain (loss) on derivatives	2,888	(3,425)
Impairments and valuation allowances	(812)	(300)

Income before income tax benefit, net income allocable to minority interest, net losses from equity investments in partnerships, and cumulative effect of a change in accounting principle	6,859	6,100
Income tax benefit	1,216	2,510
Net income allocable to minority interest	38,882	105
Net losses from equity investments in partnerships	(44,726)	(10,511)

Income (loss) before cumulative effect of a change in accounting principle	2,231	(1,796)
Cumulative effect of a change in accounting principle	—	520

Net income (loss)	$2,231	$(1,276)

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
(in thousands, except share and per share data)
(unaudited)

Basic earnings per common share:
Earnings before cumulative effect of a change in accounting principle	$0.06	$(0.06)
Cumulative effect of a change in accounting principle	—	0.02

Basic earnings per common share	$0.06	$(0.04)

Weighted average common shares outstanding	36,888,128	33,301,337
Diluted earnings per common share:
Earnings before cumulative effect of a change in accounting principle	$0.06	$(0.06)
Cumulative effect of a change in accounting principle	—	0.02

Diluted earnings per common share	$0.06	$(0.04)

Weighted average common shares outstanding	37,349,192	33,301,337

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2005	2004
Net income (loss)	$2,231	$(1,276)

Other comprehensive loss:
Unrealized gains (losses) on investments:
Unrealized holding losses arising during the period	(2,806)	(4,204)
Reclassification adjustment for gains included in net income (loss)	(914)	(192)

Other comprehensive loss	(3,720)	(4,396)

Comprehensive loss	$(1,489)	$(5,672)

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Loss	Total
Balance, January 1, 2005	$681,227	$(2,615)	$(4,145)	$(1,532)	$672,935
Net income	2,231	—	—	—	2,231
Unrealized gains on investments, net of reclassifications	—	—	—	(3,720)	(3,720)
Distributions	(16,636)	—	—	—	(16,636)
Purchase of treasury shares	—	(1,311)	—	—	(1,311)
Options exercised	185	—	—	—	185
Issuance of common shares	64,927	—	—	—	64,927
Deferred shares issued under the Non-Employee Directors’ Share Plans	148	—	—	—	148
Deferred share grants	6,577	—	(6,577)	—	—
Amortization of deferred compensation	—	—	4,151	—	4,151
Net tax expense from exercise of options and vesting of deferred shares	(40)	—	—	—	(40)

Balance, March 31, 2005	$738,619	$(3,926)	$(6,571)	$(5,252)	$722,870

	Common	Treasury
SHARE ACTIVITY:	Shares	Shares
Balance, January 1, 2005	35,113,283	124,715
Options exercised	11,000	—
Purchase of treasury shares	(56,300)	56,300
Issuance of common shares	2,575,000	—
Issuance of common shares under employee share incentive plans	189,367	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	5,082	—

Balance, March 31, 2005	37,837,432	181,015

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,231	$(1,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income allocated to subsidiary preferred shareholders	950	—
Cumulative effect of a change in accounting principle	—	(520)
Net holding gains on trading securities	(3,240)	2,355
Impairments and valuation allowances related to investments	812	300
Amortization of guarantee liability	(2,099)	(1,075)
Net gain on sales	(1,469)	(3,307)
Loss from investments in partnerships	44,726	10,511
Minority interest income	(39,832)	(105)
Net amortization of premiums, discounts and fees on investments	(1,972)	(106)
Depreciation, accretion and amortization	4,419	2,936
Deferred income taxes	(1,429)	—
Deferred share compensation expense	4,151	777
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	148	56
Net change in assets and liabilities:
Increase in interest receivable	(12)	(947)
Increase in other assets	(842)	(22,434)
Decrease in accounts payable, accrued expenses and other liabilities	(17,300)	(8,097)
(Increase) decrease in loans held for sale	(6,631)	32,168

Net cash (used in) provided by operating activities	(17,389)	11,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of bonds and interests in bond securitizations	(129,465)	(67,000)
Loan originations	(104,700)	(90,504)
Acquisition of MRC	(9,612)	—
Purchases of property and equipment	(3,913)	(419)
Net investment in restricted assets	(17,321)	9,190
Principal payments received	82,851	47,465
Proceeds from the sale of investments	49,755	8,168
Distributions received from investments in partnerships	4,358	1,887
Net investments in partnerships	(99,303)	16,936

Net cash used in investing activities	(227,350)	(74,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	194,142	280,438
Repayment of credit facilities	(288,973)	(267,711)
Proceeds from tax credit syndication investors	114,447	2,364
Proceeds from short-term debt	132,010	2,495
Repayment of short-term debt	(57,119)	—
Proceeds from long-term debt	69,077	1,140
Repayment of long-term debt	(331)	(4,438)
Purchase of treasury shares	(1,311)	—
Issuance of common shares	64,927	52,466
Proceeds from stock options exercised	185	758
Distributions to common shares	(16,636)	(14,770)
Distributions to preferred shareholders in a subsidiary company	(755)	—

Net cash provided by financing activities	209,663	52,742

Net decrease in cash and cash equivalents	(35,076)	(10,299)
Cash and cash equivalents at beginning of period	92,881	50,826

Cash and cash equivalents at end of period	$57,805	$40,527

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$23,307	$24,492

Income taxes paid	$467	$1,146

Non-cash activity resulting from consolidation of VIEs under FIN 46:
Investment in partnerships	$144,496	$1,382,800
Restricted assets	186	133,107
Other assets	209	—
Land, building and equipment, net	5,256	—
Notes payable	44,816	208,655
Mortgage notes payable	4,109	—
Accounts payable, accrued expenses and other liabilities	3,394	32,138
Minority interest in subsidiary companies	97,828	1,274,533
Accumulated other comprehensive income	—	61

The accompanying notes are an integral part of these financial statements.

MUNICIPAL MORTGAGE & EQUITY, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes. Real estate finance activities include the origination of, investment in and servicing of investments in multifamily housing, both for the Company’s own account and on behalf of third parties. These activities generate income that is includable for Federal income tax purposes. The Company is also a tax credit syndicator. As a syndicator, the Company acquires and transfers to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.

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

The results of consolidated operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The operating results from the Company’s tax credit equity syndication business are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest revenues from the tax credit business will occur in the third and fourth quarters. In addition, seasonality in tax-exempt bond originations is expected to result in higher volume in the second half of 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Company’s 2004 Form 10-K”). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles in the United

States of America (“GAAP”) have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-K. Certain 2004 amounts have been reclassified to conform to the 2005 presentation with no effect on previously reported net income or shareholders’ equity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“FAS 123R”). FAS 123R requires the Company to expense grants made under the share option and employee share purchase plan programs. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of SFAS 123R such that the Company must adopt it no later than January 1, 2006. Upon adoption of FAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is continuing to evaluate the impact of this standard.

Share-Based Employee Compensation

The Company accounts for both the non-employee director share plans and the employee share incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No options were issued pursuant to the plans and, accordingly, no compensation expense was recognized for options issued under the plans for the three months ended March 31, 2005 and 2004. SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), requires the Company to make certain disclosures as if the compensation expense for the Company’s plans had been determined based on the fair value on the date of grant for awards under those plans. The estimated fair values of options previously awarded were de minimis and would have no impact on the earnings per share calculation for the three months ended March 31, 2005 and 2004.

NOTE 2 — ACQUISITIONS

On February 18, 2005, the Company purchased MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. (“AXA”) for a total purchase cost of $10.5 million, comprised of cash paid to AXA of $8.5 million, transaction costs of approximately $1.1 million and liabilities assumed of approximately $0.9 million. The Company has accounted for this acquisition as a purchase and has allocated the purchase cost to tangible and identified intangible assets based on their fair values. The excess purchase cost over the fair values of these assets has been recorded as goodwill. The Company allocated approximately $2.9 million to tangible assets (primarily investments in partnerships, and receivables), $4.8 million to identifiable intangibles (primarily management advisory contracts and mortgage servicing rights) and approximately $2.8 million to goodwill. These purchase allocations could be revised in the future when finalization of pre- and post-acquisition activities with AXA is complete.

Additionally, as part of the purchase agreement, the Company committed to invest $25.0 million in a real estate partnership in which MRC is already a general partner. This interest was acquired by the Company upon its acquisition of MRC. The Company is required to invest the remainder of the $25.0 million commitment on or prior to the third anniversary of the closing date. As of the filing date, the Company had funded $5.4 million of its commitment.

NOTE 3 — INVESTMENT IN TAX-EXEMPT BONDS, TAXABLE BONDS AND INTERESTS IN BOND SECURITIZATIONS

The Company originates for its own account and for others investments in tax-exempt bonds. Tax-exempt bonds are issued by state and local government authorities to finance multifamily housing developments or other types of real estate including land infrastructure development. The multifamily bonds are secured primarily by non-recourse mortgage loans on affordable and market rate multifamily housing, while the land infrastructure bonds are secured by sales tax liens and other assessments on the district.

The Company originates for its own account and for others investments in taxable bonds. Taxable bonds are issued by state and local government authorities to finance multifamily housing developments or land infrastructure development. The multifamily bonds are secured primarily by non-recourse mortgage loans on affordable and market rate housing, while the land infrastructure bonds are secured by sales tax liens and other assessments on the district.

The Company invests in housing-related securities, including CDD bonds. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.

The Company’s sources of capital to fund these lending activities include proceeds from equity and debt offerings, securitizations, loans from warehousing facilities and lines of credit with banks, pension funds and finance companies and cash on hand. The Company earns interest income from its investment in tax-exempt bonds and taxable bonds. The Company also earns origination, construction administration and servicing fees through subsidiaries classified as corporations for Federal income tax purposes, for originating and servicing the bonds.

As of March 31, 2005 and December 31, 2004, the Company held tax-exempt bonds with a fair value of $1,353.0 million and $1,275.7 million and taxable bonds with a fair value of $9.0 million and $9.2 million, respectively. The following tables summarize the bonds by type.

	March 31, 2005
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value
Non-participating tax-exempt bonds	$1,234,165	$1,210,811	$(18,530)	$1,192,281
Participating tax-exempt bonds	101,146	100,502	(6,286)	94,216
Subordinate non-participating tax-exempt bonds	6,558	6,379	(762)	5,617
Subordinate participating tax-exempt bonds	60,530	35,799	21,817	57,616
Interests in securitization trusts	4,698	4,687	(1,368)	3,319
Investment in taxable bonds	9,420	9,136	(121)	9,015

Total	$1,416,517	$1,367,314	$(5,250)	$1,362,064

	December 31, 2004
	Face	Amortized	Unrealized	Fair
(in thousands)	Amount	Cost	Gain (Loss)	Value
Non-participating tax-exempt bonds	$1,154,541	$1,129,842	$(13,085)	$1,116,757
Participating tax-exempt bonds	101,234	100,565	(5,643)	94,922
Subordinate non-participating tax-exempt bonds	6,562	6,383	(752)	5,631
Subordinate participating tax-exempt bonds	60,530	35,799	18,976	54,775
Interests in securitization trusts	4,698	4,687	(1,024)	3,663
Investment in taxable bonds	9,489	9,205	—	9,205

Total	$1,337,054	$1,286,481	$(1,528)	$1,284,953

During February 2005, the Company purchased $55,000 in residual interests in eleven P-FLOAT trusts. The eleven trusts hold approximately $68.1 million in tax-exempt bonds and issued approximately $66.7 million in senior interests to third parties. The company is the primary beneficiary of each variable interest entity or trust and is therefore required to consolidate all of the securitization trusts.

During the three months ended March 31, 2005, the Company invested in tax-exempt bonds with a face amount of $129.3 million for $129.5 million. Of the total face amount of $129.3 million, $62.6 million represents the Company’s new primary investments (bonds which the Company originated) and $66.7 million reflects new secondary market investments (previously issued securities purchased from third parties).

The Company structures some tax-exempt bonds so that the borrower makes draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company originated a face amount of $21.7 million in new draw down bonds during the three months ended March 31, 2005. The Company also funded an additional $15.7 million of existing tax-exempt draw down bonds with a face amount of $15.7 million for the three months ended March 31, 2005.

Four tax-exempt bonds with an amortized cost of $44.8 million were repaid during the three months ended March 31, 2005. The Company recognized a gain of $0.8 million on the repayment of these bonds. One tax-exempt bond with an amortized cost of $4.0 million was sold during the three months ended March 31, 2005, resulting in a gain of $0.1 million.

In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise would be available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements, other investments and derivative agreements. In addition, at times the Company pledges collateral when providing a guarantee in connection with the syndication of tax credit equity funds. At March 31, 2005 and December 31, 2004, the total carrying amount of the tax-exempt bonds pledged as collateral was $561.3 million and $537.0 million, respectively.

During the three months ended March 31, 2005, the Company recorded an other than temporary impairment of $0.3 million on two tax-exempt bond with a face amount of $1.5 million. During the three months ended March 31, 2004, the Company recorded an other than temporary impairment of $0.3 million on two tax-exempt bonds with an aggregate face amount of $17.8 million.

NOTE 4 — LOANS RECEIVABLE

The Company’s loans receivable and loans receivable held for sale consist primarily of construction loans, permanent loans, taxable supplemental loans and other taxable loans. The following table summarizes loans receivable by loan type at March 31, 2005 and December 31, 2004.

(in thousands)	March 31, 2005	December 31, 2004
Loan Type:
Construction loans	$513,468	$503,745
Taxable permanent loans	13,753	27,766
Supplemental loans	76,246	62,079
Other taxable loans	51,043	31,104

	654,510	624,694
Allowance for loan losses	(3,232)	(2,960)

Total	$651,278	$621,734

Note: Supplemental loans include pre-development loans, bridge loans and other loans.

The Company had loans receivable held for sale of $13.8 million and $27.8 million at March 31, 2005 and December 31, 2004, respectively. These loans committed for sale are sold to Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“GNMA”) and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.

The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At March 31, 2005 and December 31, 2004, the total carrying amount of the loans receivable pledged as collateral was $558.3 million and $548.0 million, respectively.

NOTE 5 — INVESTMENT IN PARTNERSHIPS

The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method. The following table summarizes investment in partnerships by major category at March 31, 2005 and December 31, 2004:

(in thousands)	March 31, 2005	December 31, 2004
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$487,907	$563,310
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships (2)	144,758	149,078
Investment in real estate operating partnerships — warehousing (3)	58,104	43,873
Investment in CAPREIT (4)	66,758	70,351
Other investments in partnerships	786	661

	$758,313	$827,273

(1)	As a result of Financial Interpretation No. 46 (Revised) (“FIN 46R”), the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in limited partnership interests in real estate operating partnerships (“Project Partnerships”).

(2)	These investments are real estate operating partnerships owned by tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.

(3)	The Company acquires, through limited partnership interests, equity interests which typically represent a 99.0% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a tax credit equity fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a tax credit equity fund.

(4)	The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates.

NOTE 6 — INVESTMENTS IN DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2005 and December 31, 2004, the Company’s investments in derivative financial instruments consisted of interest rate swaps, put option contracts and total return swaps.

In March 2005, the Company entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from the Company or a third party and hold the bonds for a minimum of 30 days. The Company will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether the bonds are purchased by the Company or not, the Company will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market value from the date of purchase to the date of swap termination. The arrangement is considered a derivative and included in the balance of the total return swaps in the table below. The total maximum notional amount of the swap is $50.0 million, based on the underlying value of the bonds held by the counterparty. The Company will receive a 1.50% annual fee on the outstanding notional amount of the swap. During the term of the swap, the Company is required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. The arrangement has a maturity date of December 31, 2005. As of March 31, 2005, the Company had three swaps outstanding under this arrangement with a total notional amount of $15.7 million.

The following table provides certain information with respect to the derivative financial instruments held by the Company at March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
	Notional	Fair Value (4)		Notional	Fair Value (4)
(in thousands)	Amount	Assets	Liabilities (5)	Amount	Assets	Liabilities (5)
Interest rate swap agreements (1)	$302,890	$4,368	$(2,949)	$286,015	$3,102	$(4,878)
Total return swaps (2)	38,870	—	—	38,200	—	—
Put option agreements (3)	80,400	—	—	105,610	—	(45)

Total investments in derivative financial instruments		$4,368	$(2,949)		$3,102	$(4,923)

(1)	For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($337,850 as of March 31, 2005 and $320,975 as of December 31, 2004) less the total amount of the Company’s reverse interest rate swap contracts ($34,960 as of March 31, 2005 and December 31, 2004, respectively).

(2)	For the total return swaps, the notional amount represents the total amount of the Company’s total return swap contracts.

(3)	For put option agreements, the notional amount represents the Company’s aggregate obligation under the put option agreements.

(4)	The amounts disclosed represent the net fair values of all the Company’s derivatives at the reporting date.

(5)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

NOTE 7 — RESTRICTED ASSETS

Restricted assets includes cash and cash equivalents summarized by major category in the table below at March 31, 2005 and December 31, 2004:

(in thousands)	March 31, 2005	December 31, 2004
Tax credit equity fund cash (1)	$64,651	$49,069
Margin call deposits (2)	—	452
Collateral for securitization programs (3)	17,000	17,000
Other cash collateral (4)	8,289	6,284

	$89,940	$72,805

(1)	Under the financing method of accounting for guaranteed tax credit equity funds and due to the consolidation of certain other funds in accordance with FIN 46R, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments by the consolidated funds into partnerships and other approved uses as set out in the funds’ partnership agreements.

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million.

(3)	In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securiziation trusts. From time to time, the Company may also post cash or cash equivalents to this pool.

(4)	From time to time, the Company may elect to pledge collateral in connection with guarantees, first loss positions and leases or on behalf of its customers in order to facilitate credit and other collateral requirements. Collateral posted on behalf of its customers is considered temporary and the Company expects to be fully reimbursed.

NOTE 8 — NOTES PAYABLE AND DEBT

The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements which are used to: (1) finance lending activities; (2) finance working capital needs; and (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds. Notes payable also includes factored and mortgage notes payable reflected on the Company’s balance sheet as a result of consolidating certain tax credit equity funds pursuant to FIN 46R. The factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The mortgage notes payable are obligations of Project Partnerships, in which the Company is the general partner, and are non-recourse and not guaranteed by the Company. The Company’s short- and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at March 31, 2005 and December 31, 2004:

(in thousands)	Total of Facilities (a)	March 31, 2005	December 31, 2004
Short-term notes payable	N/A	$194,404	$193,311
Lines of credit	$562,000 (b)	256,914	307,306
Short-term debt	N/A	488,048	413,157

Total short-term notes payable and debt		939,366	913,774

Lines of credit	$250,000	—	14,080
Long-term notes payable	N/A	156,537	173,440
Long-term debt	N/A	182,760	164,014

Total long-term notes payable and debt		339,297	351,534

Factored notes payable		132,437	192,087
Mortgage notes payable		128,679	132,237

Total notes payable and debt		$1,539,779	$1,589,632

(a)	As of March 31, 2005

(b)	$39.0 million of these facilities are reserved for letters of credit.

Covenant Compliance

Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, leverage, collateral and other terms and conditions.

As of March 31, 2005, the Company was in compliance with the covenants in its credit facilities.

NOTE 9 — SUBORDINATE DEBENTURES

A consolidated indirect wholly owned subsidiary of the Company, MMA Financial Holdings, Inc. (“MFH”), formed MFH Capital Trust II (“MFH Trust II”) in 2005 as a special purpose financing entity. MFH Trust II is an unconsolidated entity. On March 15, 2005, MFH Trust II sold to qualified institutional investors $50.0 million in 8.05% Trust Preferred Securities (the “Trust Preferred Securities”) having a liquidation amount of $1,000 per Trust Preferred Security. MFH Trust II used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust Preferred Securities. MFH Trust II can make distributions to holders of the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt.

The Trust Preferred Securities are guaranteed by MFH and MuniMae. The Trust Preferred Securities bear interest at an annual rate of 8.05% through the interest payment date of March 30, 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to the 90-day London Interbank Offer Rate (“LIBOR”) plus 3.30% per annum of the liquidation preference of the Trust Preferred Securities. The Trust Preferred Securities may be redeemed in whole or in part on March 30, 2010. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH used the net proceeds from the Debentures to repay a portion of a loan from an affiliate and other indebtedness of MFH and its affiliates, and for general corporate purposes.

MFH Trust II must redeem the Trust Preferred Securities when and to the extent the Debentures are paid at maturity or earlier redeemed. The Debentures are included in the accompanying condensed consolidated balance sheet as a long-term liability at the liquidation preference value of $50.0 million. In addition, net offering costs of $1.6 million related to the Trust Preferred Securities are recorded as debt issuance costs and included in other assets in the accompanying condensed consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying consolidated income statement over a 30-year period based on the call option of the preferred shares.

NOTE 10 — TAX CREDIT EQUITY GUARANTEE LIABILITY

As part of the acquisition of the HCI business (“HCI”) of Lend Lease Corporation Limited (“Lend Lease”), the Company provided guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. In addition, subsequent to the acquisition of HCI, the Company has established new guaranteed tax credit equity funds whereby the Company provides a guarantee to a third party or investors. The following table shows the changes in the tax credit equity guarantee liability:

(in thousands)
Balance at January 1, 2005	$186,778
Amortization	(2,099)
Expiration of guarantees	(10,717)
Limited partner’s capital contributions	26,881

Balance at March 31, 2005	$200,843

NOTE 11 — GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company’s maximum exposure under its guarantee obligations may not be indicative of the likelihood of the expected loss under the guarantees. The following table summarizes the Company’s guarantees by type at March 31, 2005.

(in millions)	March 31, 2005
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$187.2	$—	$5.4 million letter of credit pledged
Bank line of credit guarantees	(2)	133.1	133.1	$144.3 million of investment in partnership, loans receivable and tax-exempt bonds
Tax credit related guarantees	(3)	454.3	201.5	$27.4 million of cash, tax-exempt bonds, and letters of credit
Other financial/payment guarantees	(4)	440.7	273.6	$493.7 million of cash, equity, and tax-exempt bonds
Put options	(5)	80.4	—	$55.4 million of tax-exempt bonds
Letter of credit guarantees	(6)	147.3	74.5	$12.0 million of cash and loans receivable
Indemnification contracts	(7)	65.6	25.7	None
Trust preferred guarantee	(8)	135.5	135.5	None

		$1,644.1	$843.9

Notes:

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit is $131.9 million at March 31, 2005. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

NOTE 12 — SHAREHOLDERS’ EQUITY

Equity Offering

In February 2005, the Company sold to the public 2.6 million common shares at a price of $26.51 per share. Net proceeds on the 2.6 million shares approximated $64.9 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Share Repurchase Program

During the first quarter of 2005, the Company purchased 56,300 common shares at an aggregate cost of $1.3 million under a share repurchase program previously approved by the Board of Directors.

Distributions

On January 21, 2005, the Board of Directors declared a distribution of $0.4725 for the three months ended December 31, 2004 to common shareholders of record on January 31, 2005. The payment date was February 11, 2005.

Earnings per Share

The following tables reconcile the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three months ended March 31, 2005 and 2004. The effect of all potentially dilutive securities was included in the calculation for March 31, 2005 and 2004. The computation of diluted EPS at March 31, 2005 and 2004 excluded 0 and 851,689 options to purchase common shares, respectively.

Municipal Mortgage & Equity, LLC
Reconciliation of Basic and Diluted EPS
(unaudited)

	For the three months ended March 31, 2005			For the three months ended March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(in thousands, except share and per share data)
Basic EPS

Net income from continuing operations	$2,231		$0.06	$(1,796)		$(0.06)
Cumulative effect of a change in accounting principle	—		—	520		0.02

Income allocable to common shares	$2,231	36,888,128	$0.06	$(1,276)	33,301,377	$(0.04)

Effect of Dilutive Securities

Options and deferred shares		461,064			—

Diluted EPS

Net income from continuing operations	$2,231		$0.06	$(1,796)		$(0.06)
Cumulative effect of a change in accounting principle	—		—	520		0.02

Income allocable to common shares plus assumed conversions	$2,231	37,349,192	$0.06	$(1,276)	33,301,377	$(0.04)

NOTE 13 — BUSINESS SEGMENT REPORTING

The Company has three reportable business segments: (1) an investing segment consisting primarily of subsidiaries producing tax-exempt interest income through investments in tax-exempt bonds, interests in bond securitizations, taxable loans and derivative financial instruments; (2) a tax credit equity segment consisting of subsidiaries that primarily generate fees by providing tax credit equity syndication and asset management services; and (3) a real estate finance segment consisting of subsidiaries that primarily generate taxable fee income by providing loan servicing, loan origination, advisory and other related services. The real estate finance segment includes certain new business/product initiatives of the Company and encompasses our fiduciary responsibilities to our institutional investor clients. Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company’s reportable segments are strategic business units that primarily generate different income streams and are managed separately.

The following tables reflect the results of the Company’s business segments for the three months ended March 31, 2005 and 2004.

Municipal Mortgage & Equity, LLC
Segment Reporting for the three months ended March 31, 2005 and 2004
(in thousands)

	2005						2004
		Real Estate	Tax			Total		Real Estate	Tax			Total
	Investing	Finance	Credit	Adjustments		Consolidated	Investing	Finance	Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$27,808	$10,870	$583	$(3,743	) (1)	$35,518	$26,538	$9,725	$827	$(6,060	) (1)	$31,030
Total fee income	185	3,733	13,084	(739	) (2)	16,263	270	3,878	12,016	(1,011	) (2)	15,153
Net rental income	—	—	6,572	—		6,572	—	—	—	—		—
Total operating income	27,993	14,603	20,239	(4,482)		58,353	26,808	13,603	12,843	(7,071)		46,183
Net income (loss)	18,029	(4,521)	(10,538)	(739)		2,231	11,658	(120)	(11,803)	(1,011)		(1,276)
Depreciation and amortization	31	480	3,283	—		3,794	42	519	1,378	—		1,939
Net income (loss) from equity investments in partnerships	1,434	(286)	(45,874)	—		(44,726)	485	(846)	(10,150)	—		(10,511)
BALANCE SHEET DATA
Total assets	$1,776,560	$798,940	$1,062,003	$(300,021	) (3)	$3,337,482	$1,526,189	$638,353	$1,870,257	$(281,788	) (3)	$3,753,011

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments which are deferred and amortized into income over the life of the investment.

(3)	Adjustment represents intercompany receivables and payables that are eliminated in consolidation.

NOTE 14 — SUBSEQUENT EVENTS

In April 2005, the Company amended its Warehousing Credit and Security Agreement with Residential Funding Corporation. The amendment provides, among other things, that: the agency portion of the facility that was scheduled to expire on April 30, 2005 is extended until July 31, 2005; the non-utilization fee and compensating balance requirements are eliminated; and the limit for the agency portion of the facility is $75.0 million, with the remaining funding limited to $125.0 million.

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

The Company is also a tax credit syndicator. As a syndicator, the Company acquires and transfers to investors interests in partnerships that receive and distribute low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.

The Company posts all reports filed with the SEC on its website at http://www.munimae.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@munimae.com or by calling 888-788-3863.

Overview

Net income increased $3.5 million for the first quarter of 2005 as compared with the first quarter of 2004.

Net interest income decreased $0.9 million for the first quarter of 2005 as compared with the prior-year period, primarily due to an increase in defaulted and non-accrual bonds, an increase in interest expense related to our trust preferred securities and a decrease in net interest income related to the consolidation of tax credit equity funds and the financing method as well as increased interest expense related to the consolidated real estate operating partnerships (“Project Partnerships”).

Fee income increased $1.1 million for the first quarter of 2005 as compared with 2004, primarily as a result of higher syndication fees due to an increase in overall syndication volume. This increase occurred despite a $1.5 million reduction of fee income attributable to the elimination of syndication fees, asset management fees and other income from the tax credit equity funds consolidated under Financial Interpretation No. 46 (Revised) (“FIN 46R”) and guarantee fees for certain tax credit equity funds accounted for under the finance method.

Total operating expenses including depreciation and amortization increased $10.0 million for the first quarter of 2005 as compared with 2004, primarily due to $8.6 million of operating expenses recorded as a result of the financing method and consolidation of certain tax credit equity Project Partnerships under FIN 46R. In addition, salaries and benefits expense increased due to 19% employment growth over 2004, and increased medical insurance, bonus, salary and other compensation costs.

In February 2005, the Company completed the acquisition of MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. for a total purchase cost of $10.5 million. MRC sources, underwrites, structures, closes and manages commercial real estate investments and is included in the Company’s real estate finance segment. Part of the purchase agreement requires that the Company commit to invest $25 million in a real estate partnership in which MRC is already a general partner. As of the filing date, the Company had funded $5.4 million of its commitment.

Liquidity and Capital Resources

Capital

The Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored enterprises (“GSEs”) to finance its growth. The Company’s sources of capital are discussed below.

The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, funding the warehousing of operating partnerships for syndication activities and funding of real estate finance activities, from securitization transactions, equity and debt offering proceeds, warehousing facilities and lines of credit with banks, finance companies and pension funds and cash on hand. To continue to grow these activities, the Company will need to increase its access to capital during the remainder of 2005 and in future years. The Company expects it will need approximately $700 million to $900 million in new net capital during the remainder of 2005 to meet its 2005 production targets for its lending and tax credit equity businesses. The new net capital includes additional borrowings on existing lines of credit. The Company expects to continue to generate capital through the issuance of privately placed preferred and trust preferred securities and listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds, investors in funds we manage, and to expand its relationships with GSEs.

In February 2005, the Company sold to the public 2.6 million common shares at a price of $26.51 per share. Net proceeds on the 2.6 million shares approximated $64.9 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

An indirect wholly owned subsidiary of the Company, MMA Financial Holdings (“MFH”), formed MFH Capital Trust II (“MFH Trust II”) as its subsidiary in the first quarter of 2005. MFH Trust II is an unconsolidated entity. In March 2005, MFH Trust II sold to institutional investors $50.0 million in 8.05% Trust Preferred Securities. MFH Trust II used the net proceeds from the offering to purchase Debentures issued by MFH. MFH will use the proceeds to repay a portion of a loan from an affiliate and other indebtedness of MFH and its affiliates, and for general corporate purposes.

During the first quarter of 2005, the Company purchased 56,300 common shares at an aggregate cost of $1.3 million under a share repurchase program previously approved by the Board of Directors.

Production

The following table summarizes the transactions structured by the Company for the three months ended March 31, 2005:

First Quarter
(in millions)	Volume
Taxable Construction/Permanent Lending	$126.9
Tax-exempt Bonds Construction/Permanent	62.4
Supplemental Loans	24.0
Equity Investments	177.3

Total	$390.6

The Company also raised $107.4 million for investment in syndicated tax credit equity funds during the three months ended March 31, 2005.

Covenant Compliance

As of March 31, 2005, the Company was in compliance with all covenants applicable to its credit facilities.

Contractual Obligations

The Company’s 2004 Form 10-K contains a detailed description of the Company’s contractual obligations. Except as described below, there has been no material change since December 31, 2004 to the information related to the Company’s contractual obligations.

In March 2005, the Company entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from the Company or a third party and hold the bonds for a minimum of 30 days. The Company will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether the bonds are purchased by the Company or not, the Company will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market value from the date of purchase to the date of swap termination. The arrangement is considered a derivative. The total maximum notional amount of the swap is $50.0 million, based on the underlying value of the bonds held by the counterparty. The Company will receive a 1.50% annual fee on the outstanding notional amount of the swap. During the term of the swap, the Company is required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. The arrangement has a maturity date of December 31, 2005. As of March 31, 2005, the Company had three swaps outstanding under this arrangement with a total notional amount of $15.7 million.

Distribution Policy

The Company’s current policy is to maximize shareholder value through increases in cash distributions to shareholders. The Company’s Board of Directors declares quarterly distributions based on management’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and available cash.

The Company’s distribution per common share for the three months ended March 31, 2005 and 2004 was $0.4775 and $0.4575, respectively.

Cash Flow

At March 31, 2005 and 2004, the Company had cash and cash equivalents of approximately $92.9 million and $50.8 million, respectively. Cash flow from operating activities was $(17.4) million and $11.2 million for the quarters ended March 31, 2005 and 2004, respectively. The $28.6 million decrease in operating cash flow for 2005 versus 2004 is due primarily to a decrease in net changes in assets and liabilities of $25.3 million, a net decrease in non-cash items, tax benefits and income allocable to preferred shareholders of $7.3 million, offset by an increase in net income before cumulative effect of a change in accounting principle of $4.0 million.

Off-Balance-Sheet Arrangements

The Company may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent off-balance-sheet debt for the Company. These senior bonds that are not reflected on the Company’s balance sheet at March 31, 2005 and December 31, 2004 totaled $11.7 and $11.9 million, respectively (face amount).

The Company securitizes bonds and other assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. For a description of a typical bond securitization structure, see further discussion under “Liquidity and Capital Resources” in the Company’s 2004 Form 10-K. The substantial majority of the Company’s securitizations are reflected as indebtedness on its consolidated balance sheet, and off-balance-sheet securitizations are not material to the Company’s liquidity and capital needs. At March 31, 2005 and December 31, 2004, the Company’s total off-balance-sheet debt relating to securitizations totaled $77.3 million and $144.1 million, respectively.

Guarantees

The Company’s maximum exposure under its guarantee obligations may not be indicative of the Company’s expected loss under the guarantees. The following table summarizes the Company’s guarantees by major group at March 31, 2005:

(in millions)	March 31, 2005
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$187.2	$—	$5.4 million letter of credit pledged
Bank line of credit guarantees	(2)	133.1	133.1	$144.3 million of investment in partnership, loans receivable and tax-exempt bonds
Tax credit related guarantees	(3)	454.3	201.5	$27.4 million of cash, tax-exempt bonds, and letters of credit
Other financial/payment guarantees	(4)	440.7	273.6	$493.7 million of cash, equity, and tax-exempt bonds
Put options	(5)	80.4	—	$55.4 million of tax-exempt bonds
Letter of credit guarantees	(6)	147.3	74.5	$12.0 million of cash and loans receivable
Indemnification contracts	(7)	65.6	25.7	None
Trust preferred guarantee	(8)	135.5	135.5	None

		$1,644.1	$843.9

Notes:

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment on a DUS loan originated by the Company and sold to Fannie Mae, of principal, interest, taxes or insurance premiums, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit is $131.9 million at March 31, 2005. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through April 1, 2007.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 1, 2007.

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

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

Results of Operations and Critical Accounting Estimates

Critical Accounting Policies and Estimates

The Company’s 2004 Form 10-K contains a detailed description of the Company’s critical accounting policies and estimates. There has been no material change to the information related to critical accounting policies and estimates since December 31, 2004, except as noted under the “New Accounting Pronouncements” section in Note 1 to the Condensed Consolidated Financial Statements included in this Report.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“FAS 123R”). FAS 123R requires the Company to expense grants made under the share option and employee share purchase plan programs. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. In April 2005, the Securities and Exchange Commission approved a new rule that, for public companies, delays the effective date of SFAS 123R such that the Company must adopt it no later than January 1, 2006. Upon adoption of FAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is continuing to evaluate the impact of this standard.

Results of Operations

Net Interest Income

	For the three months ended March 31,
(in thousands)	2005	%	2004	%
Interest on bonds and interests in bond securitizations	$23,085	175.3%	$19,502	138.5%
Interest on loans	11,946	90.7%	10,721	76.1%
Interest on short-term investments	487	3.7%	807	5.7%

Total interest income	35,518		31,030
Interest expense	(17,117)	-130.0%	(13,904)	-98.8%
Interest expense on debentures and preferred shares	(5,231)	-39.7%	(3,046)	-21.5%

Net interest income	$13,170	100.00%	$14,080	100.0%

Net interest income decreased $0.9 million for the three months ended March 31, 2005, as compared to March 31, 2004, primarily due to: (1) a $3.6 million net increase in interest on bonds and interests in bond securitizations resulting from new investments in tax-exempt bonds producing $5.7 million of interest income offset by an increase in defaulted and non-accrual bonds that previously generated $2.2 million of interest income coupled with other net increases in bond interest income of $0.1 million; (2) a $1.2 million increase in interest on loans due to an increase in the average loan receivable balance; (3) a $0.5 million increase in interest expense due to an increase in senior costs from securitizations combined with an increased volume of bond and loan investments financed; (4) a $2.2 million increase in interest expense on debentures and preferred shares resulting from the interest expense and related amortization of debt issue costs applicable to the issuance of the $134.0 million of trust preferred securities issued in May and September of 2004 and March of 2005; and (5) a reduction in net interest income of $3.0 million related to the financing method and consolidation of the tax credit equity funds. This reduction is primarily related to the elimination of intercompany interest from the consolidated tax credit equity funds and the financing method as well as the interest expense related to the consolidated Project Partnerships.

During the three months ended March 31, 2005 and 2004, $1.0 million and $0 million of interest expense on preferred shares was recorded as net income (expense) allocable to minority interest. These preferred shares are recorded as preferred shareholders’ equity in a subsidiary company, are treated as debt instruments and were issued in October of 2004. Including these amounts as an expense above results in an overall decrease of $1.9 million in net interest income.

Fee Income

	For the three months ended March 31,
(in thousands)	2005	%	2004	%
Syndication fees	$4,608	28.3%	$3,751	24.8%
Origination and brokerage fees	435	2.7%	917	6.1%
Guarantee fees	2,936	18.1%	1,853	12.2%
Asset management and advisory fees	5,686	35.0%	6,166	40.7%
Loan servicing fees	1,222	7.5%	1,119	7.4%
Other income	1,376	8.4%	1,347	8.8%

Total fee income	$16,263	100.0%	$15,153	100.0%

Total fee income for the quarter ended March 31, 2005, increased $1.1 million over the same period for 2004 due primarily to: (1) a $3.0 million increase in syndication fees resulting from an increase in overall volume; (2) a $0.5 million decrease in origination and brokerage fees driven by a change in origination structure of taxable loans; (3) a $0.2 million decrease in asset management and advisory fees due to (i) a $0.6 million increase in advisory fees generated from the recent acquisition of MRC, offset by (ii) a $0.6 million decrease in asset management fees from our tax credit segment due to an increase in projected reserve levels, and (iii) a $0.2 million decrease in fees from other advisory services; (4) a $0.1 million increase in loan servicing fees resulting from an increase in our servicing portfolio; (5) a $0.2 million increase in other income due to (i) a $0.6 million increase in property disposition consultation fees in our tax credit segment and other fees generated from the MRC business, offset by (ii) a $0.4 million decrease in extension, cancellation, and other fees; and (6) a reduction of $1.5 million in fee income related to the financing method and consolidation of the tax credit equity funds. This reduction is primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from the consolidated tax credit equity funds and guarantee fee income generated from the finance method.

Net Rental Income

At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds are the limited partners. The Company takes a 0.01 % to 1% general partner interest in the Project Partnership, and the tax credit equity fund, which the Company may also consolidate, is typically the 99.99% to 99% limited partner. Net rental income represents income from the Project Partnerships that were consolidated by the Company effective March 31, 2004.

Net Gain (Loss) on Sales

	For the three months ended March 31,
(in thousands)	2005	%	2004	%
Net (loss) gain on sale of loans	$(286)	-6.6%	$680	-576.3%
Net gain on sale of tax-exempt investments	914	21.0%	192	-162.7%
Net gain on sale of investments in tax credit equity partnerships	841	19.3%	2,435	-2063.6%
Net gain (loss) on derivatives	2,888	66.3%	(3,425)	2902.6%

Total net gain (loss) on sales	$4,357	100.0%	$(118)	100.0%

Net gain on sales increased $4.5 million for the quarter ended March 31, 2005, as compared to March 31, 2004, due primarily to: (1) a $0.9 million decrease in net (loss) gain on sale of loans resulting from (i) a $0.4 million loss from the reduction of mortgage servicing rights assets due to underlying loan extinguishments and (ii) a $0.5 million decrease resulting from a 60% reduction in the volume of loans sold in 2005 versus 2004; (2) a $0.7 million increase in net gain on sale of tax-exempt investments due to the repayment of four tax-exempt bonds generating $0.8 million of gain and the sale of one tax-exempt bond generating $0.1 million of gain in 2005 versus the sale of one tax-exempt bond in 2004 generating $0.2 million of gain; (3) a $0.4 million increase in net gain on sale of investments in tax credit equity partnerships resulting from increases in the time held of certain Project Partnerships temporarily owned by the Company prior to sale to tax credit equity funds; (4) a $6.3 million increase in net gain (loss) on derivatives primarily driven by market fluctuations in the value of the Company’s derivatives; and (5) a net reduction of $2.0 million to net gain (loss) on sales related to the financing method and consolidation of the tax credit equity funds. This reduction primarily relates to the elimination of the gains recorded on sales of investments in tax credit equity partnerships to consolidated tax credit equity funds and the gains recorded on the extinguishment of guarantees under the finance method.

Operating Expenses

	For the three months ended March 31,
(in thousands)	2005	%	2004	%
Salaries and benefits	$17,849	61.8%	$15,584	75.0%
General and administrative	9,170	31.7%	3,698	17.8%
Professional fees	1,878	6.5%	1,494	7.2%

Total operating expenses	$28,897	100.0%	$20,776	100.0%

Total operating expenses increased $8.1 million for the quarter ended March 31, 2005, over the same period for 2004 due primarily to: (1) a $1.5 million increase in salaries and benefits resulting from (i) a $4.0 increase in salary, bonus, healthcare insurance and other compensation costs resulting from a 19% increase in headcount, offset by (ii) a $2.5 million decrease in compensation costs relating to our recently retired chief executive officer; (2) a $0.1 million increase in general and administrative and professional fees due to an increase in the overall volume of Company business; and (3) an increase in operating expenses of $6.5 million, after giving effect for eliminations, related to the financing method and consolidation of certain tax credit equity funds. These operating expenses primarily are attributable to the consolidated Project Partnerships.

Depreciation and Amortization

For the quarter ended March 31, 2005, depreciation and amortization increased $1.9 million as compared to the quarter ended March 31, 2004, due primarily to: (1) a $2.0 million increase in depreciation expense from the consolidation of Project Partnerships and (2) a $0.1 million decrease in the amortization of asset management contracts.

Impairments and Valuation Allowances Related to Investments

In accordance with the Company’s valuation and impairment policies, the Company recorded $0.8 million in impairments and valuation allowances during the first quarter of 2005 related to one bond and one taxable loan with an aggregate face amount of $2.7 million as of March 31, 2005. The Company recorded other-than-temporary impairments totaling $0.3 million on two tax-exempt bonds during the three months ended March 31, 2004.

Net Losses from Equity Investments in Partnerships

Net losses from equity investments in partnerships increased $34.2 million for the quarter ended March 31, 2005, as compared to March 31, 2004, due primarily to: (1) an increase of $35.7 million in net losses from equity investments in partnerships resulting from the financing method and consolidation of certain tax credit equity funds offset by (2) a $1.5 million decrease in losses from an investment in income-producing real estate partnerships and related swap partnerships.

Income Tax Benefit

Income tax benefit for the quarter ended March 31, 2005, decreased $1.3 million as compared to the same period in 2004 due to a decrease in net operating loss deferred income tax benefits generated.

Net Income Allocable to Minority Interest

Net income allocable to minority interest for the quarter ended March 31, 2005, increased $38.8 million as compared to the same period in 2004 and is primarily due to recording income allocable to the limited partners in consolidated tax credit equity funds and the financing method. The Company typically holds a 0.01% to 1% interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as net income allocable to minority interest in the condensed consolidated statement of income.

Cumulative Effect of a Change in Accounting Principle

During the first quarter of 2004, the Company recorded a cumulative effect of a change in accounting principle of $0.5 million as a result of the adoption of FIN 46R.

Other Comprehensive Loss

For the three months ended March 31, 2005, the net adjustment to other comprehensive income for the unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $2.8 million. After a reclassification adjustment for gains of $0.9 million included in net income, other comprehensive loss for the quarter ended March 31, 2005, was $3.7 million and the total comprehensive loss was $1.5 million.

Related Party Transactions

The Company’s 2004 Form 10-K contains a detailed description of the Company’s related party transactions. There has been no material change since December 31, 2004 to the information related to the Company’s related party transactions.

Income Tax Considerations

The Company’s 2004 Form 10-K contains a detailed description of the Company’s income tax considerations. There has been no material change since December 31, 2004 to the information related to income tax considerations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change since December 31, 2004 to the information included in Item 7A of the Company’s 2004 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation as of March 31, 2005, the Company’s management, including its Chief Executive Officer and President and its Chief Financial Officer, has concluded that the Company’s “disclosure controls and procedures” as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f)) during the Company’s last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our on-going review and monitoring of internal control over financial reporting does not currently cover, and will not cover by the fiscal year ending December 31, 2005, MRC (formerly MONY Realty Capital, Inc.), which was acquired in February 2005. By the end of this fiscal year, management will not be able to fully assess the effectiveness of internal control over financial reporting for this business unit because MRC was acquired by the Company in February 2005, and management believes it was not possible for it to conduct a complete assessment of the internal controls during the integration of this entity.

However, management has commenced its assessment of MRC’s internal control over financial reporting and expects to have completed its assessment by December 31, 2006, the date upon which management is required to have completed its assessment of MRC under current law. This acquisition is described in Note 2 to our condensed consolidated financial statements.

PART II. — OTHER INFORMATION

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s purchases of common shares during the first quarter of 2005:

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased	Maximum Number
	Total		as Part of	of Shares that May
	Number of	Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
January 1, 2005 to January 31, 2005	—	$—	—	1,500,000
February 1, 2005 to February 28, 2005	—	—	—	1,500,000
March 1, 2005 to March 31, 2005	56,300	24.36	56,300	1,443,700

Total	56,300	$24.36	56,300	1,443,700

(1)	The Company announced on July 24, 2002, a share repurchase plan authorizing a repurchase of up to 1.5 million common shares.

Item 6. Exhibits.

10.1	Employment Agreement between the Company and Melanie M. Lundquist dated as of December 31, 2004 (filed as part of the Company’s Current Report on Form 8-K filed April 1, 2005 and incorporated by reference herein).

31.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2005	MUNICIPAL MORTGAGE & EQUITY, LLC
	By:	/s/ William S. Harrison
William Harrison
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10.1	Employment Agreement between the Company and Melanie M. Lundquist dated as of December 31, 2004 (filed as part of the Company’s Current Report on Form 8-K filed April 1, 2005 and incorporated by reference herein).

31.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.