Form 10-Q
period 2005-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2005-08-04
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period from _________________ to _________________
MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)

621 E. Pratt Street, Suite 300 Baltimore, Maryland (Address of principal executive offices)	21202-3140 (Zip Code)
(443) 263-2900
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The Registrant had 38,064,725 common shares outstanding as of August 1, 2005.

Municipal Mortgage & Equity, LLC

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Investment in tax-exempt bonds and interests in bond securitizations, net (Note 4)	$1,354,108	$1,275,748
Investment in taxable bonds, net (Note 4)	16,389	9,205
Loans receivable, net (Note 5)	663,663	593,968
Loans receivable held for sale (Note 5)	715	27,766
Investment in partnerships (Note 6)	672,609	827,273
Investments in derivative financial instruments (Note 7)	2,381	3,102
Cash and cash equivalents	136,698	92,881
Interest receivable	20,002	18,368
Restricted assets (Note 8)	81,064	72,805
Other assets	82,966	66,040
Land, building and equipment, net	162,518	182,773
Mortgage servicing rights, net	13,309	11,349
Goodwill	107,561	106,609
Other intangibles	25,764	22,443

Total assets	$3,339,747	$3,310,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 9)	$740,183	$880,224
Mortgage notes payable (Note 9)	108,783	132,237
Short-term debt (Note 9)	490,215	413,157
Long-term debt (Note 9)	182,337	164,014
Subordinate debentures (Note 10)	172,750	84,000
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability (Note 11)	223,986	186,778
Investments in derivative financial instruments (Note 7)	3,246	4,923
Accounts payable and accrued expenses	21,173	35,003
Interest payable	16,172	19,266
Unearned revenue and other liabilities	90,256	74,176

Total liabilities	$2,217,101	$2,161,778

Commitments and contingencies (Note 12)
Minority interest in subsidiary companies	312,484	404,586
Preferred shareholders’ equity in a subsidiary company, liquidation preference of $73,000 at June 30, 2005 and December 31, 2004, respectively	71,031	71,031

Shareholders’ equity (Note 13):
Common shares, par value $0 (42,046,099 shares authorized, including 38,074,265 shares issued and outstanding, and 70,855 deferred shares at June 30, 2005 and 39,471,099 shares authorized, including 35,179,884 shares issued and outstanding, and 58,114 deferred shares at December 31, 2004)	749,424	681,227
Less common shares held in treasury at cost (181,015 and 124,715 shares at June 30, 2005 and December 31, 2004, respectively)	(3,987)	(2,615)
Less unearned compensation (deferred shares)	(7,539)	(4,145)
Accumulated other comprehensive income (loss)	1,233	(1,532)

Total shareholders’ equity	739,131	672,935

Total liabilities and shareholders’ equity	$3,339,747	$3,310,330

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
INCOME:
Interest income
Interest on bonds and interests in bond securitizations	$24,361	$21,340	$47,446	$40,842
Interest on loans	11,665	11,388	23,611	22,109
Interest on short-term investments	994	1,859	1,481	2,666

Total interest income	37,020	34,587	72,538	65,617

Fee income
Syndication fees	4,424	4,190	9,032	7,941
Origination and brokerage fees	1,410	2,848	1,845	3,765
Guarantee fees	4,039	1,506	6,975	3,359
Asset management and advisory fees	5,344	1,967	11,030	8,133
Loan servicing fees	1,350	1,139	2,572	2,258
Other income	1,388	1,213	2,764	2,558

Total fee income	17,955	12,863	34,218	28,014

Net rental income	5,550	5,496	12,122	5,496

Total income	60,525	52,946	118,878	99,127

EXPENSES:
Interest expense	18,702	18,651	35,819	32,554
Interest expense on debentures and preferred shares (Note 10)	6,081	4,004	11,312	7,049
Salaries and benefits	19,839	20,460	37,688	36,044
General and administrative	7,546	6,654	16,716	10,352
Professional fees	3,466	2,731	5,344	4,225
Depreciation and amortization	3,937	3,936	7,731	5,875

Total expenses	59,571	56,436	114,610	96,099

Net gain on sale of loans	1,251	1,730	965	2,410
Net gain on sale of tax-exempt investments	5,159	1,013	6,073	1,205
Net gain on sale of investments in tax credit equity partnerships	5,723	379	6,564	2,814
Net gain on deconsolidation of tax credit equity partnerships	2,501	—	2,501	—
Net gain on derivatives	94	6,687	2,982	3,262
Impairments and valuation allowances	(554)	(430)	(1,366)	(730)

Income before income tax (expense) benefit, net income allocable to minority interest, net losses from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	15,128	5,889	21,987	11,989
Income tax (expense) benefit	(4,251)	(173)	(3,035)	2,337
Net income allocable to minority interest	22,031	76,659	60,913	76,764
Net losses from equity investments in partnerships	(9,330)	(71,224)	(54,056)	(81,735)

Income from continuing operations	23,578	11,151	25,809	9,355
Discontinued operations (Note 16)	—	—	—	—

Income before cumulative effect of a change in accounting principle	23,578	11,151	25,809	9,355
Cumulative effect of a change in accounting principle	—	—	—	520

Net income	$23,578	$11,151	$25,809	$9,875

(Continued)
The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per common share:
Income from continuing operations	$0.62	$0.32	$0.69	$0.27
Discontinued operations	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	0.02

Basic earnings per common share	$0.62	$0.32	$0.69	$0.29

Weighted average common shares outstanding	37,919,842	34,800,580	37,404,006	34,047,243

Diluted earnings per common share:
Income from continuing operations	$0.61	$0.32	$0.68	$0.27
Discontinued operations	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	0.02

Diluted earnings per common share	$0.61	$0.32	$0.68	$0.29

Weighted average common shares outstanding	38,432,587	35,140,968	37,890,911	34,406,363
The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$23,578	$11,151	$25,809	$9,875

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	11,644	(202)	8,838	(4,406)
Reclassification adjustment for gains included in net income	(5,159)	(1,013)	(6,073)	(1,205)

Other comprehensive income (loss)	6,485	(1,215)	2,765	(5,611)

Comprehensive income	$30,063	$9,936	$28,574	$4,264

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Accumulated
				Other
	Common	Treasury	Unearned	Comprehensive
	Shares	Shares	Compensation	Income (Loss)	Total
Balance, January 1, 2005	$681,227	$(2,615)	$(4,145)	$(1,532)	$672,935
Net income	25,809	—	—	—	25,809
Unrealized gains on investments, net of reclassifications	—	—	—	2,765	2,765
Distributions	(34,481)	—	—	—	(34,481)
Purchase of treasury shares	—	(1,372)	—	—	(1,372)
Options exercised	1,155	—	—	—	1,155
Issuance of common shares	65,935	—	—	—	65,935
Deferred shares issued under the Non-Employee Directors’ Share Plans	278	—	—	—	278
Deferred share grants	9,791	—	(9,791)	—	—
Amortization of deferred compensation	—	—	6,397	—	6,397
Net tax expense from exercise of options and vesting of deferred shares	(290)	—	—	—	(290)

Balance, June 30, 2005	$749,424	$(3,987)	$(7,539)	$1,233	$739,131

	Common Shares	Treasury Shares
SHARE ACTIVITY:
Balance, January 1, 2005	35,113,283	124,715
Options exercised	67,000	—
Purchase of treasury shares	(56,300)	56,300
Issuance of common shares	2,575,000	—
Issuance of common shares under employee share incentive plans	251,616	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	13,506	—

Balance, June 30, 2005	37,964,105	181,015

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,809	$9,875
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to subsidiary preferred shareholders	1,894	—
Cumulative effect of a change in accounting principle	—	(520)
Net holding gains on trading securities	(1,823)	(5,498)
Impairments and valuation allowances related to investments	1,366	730
Amortization of guarantee liability	(4,722)	(2,149)
Net gain on sales	(13,602)	(6,429)
Net gain on deconsolidation of tax credit equity partnerships	(2,501)	—
Loss from investments in partnerships	54,056	81,735
Minority interest income	(62,807)	(76,764)
Net amortization of premiums, discounts and fees on investments	(4,706)	978
Depreciation, accretion and amortization	8,858	8,376
Deferred income taxes	2,442	(2,527)
Deferred share compensation expense	6,397	1,781
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	278	104
Net change in assets and liabilities:
Increase in interest receivable	(1,619)	(1,362)
Increase in other assets	(9,844)	(14,202)
Decrease (increase) in accounts payable, accrued expenses and other liabilities	(6,054)	13,963
Decrease in loans held for sale	6,855	15,361

Net cash provided by operating activities	277	23,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of bonds and interests in bond securitizations	(194,253)	(182,928)
Loan originations	(210,128)	(164,956)
Acquisition of assets and businesses	(10,992)	—
Purchases of property and equipment	(5,723)	(8,076)
Net investment in restricted assets	(27,720)	10,484
Principal payments received	155,007	89,930
Proceeds from the sale of investments	118,761	38,479
Distributions received from investments in partnerships	23,147	3,694
Net investments in partnerships	(170,935)	(132,383)

Net cash used in investing activities	(322,836)	(345,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	477,789	630,521
Repayment of credit facilities	(552,368)	(477,502)
Proceeds from tax credit syndication investors	227,292	107,708
Proceeds from short-term debt	221,055	38,200
Repayment of short-term debt	(143,997)	(588)
Proceeds from long-term debt	107,827	61,140
Repayment of long-term debt	(754)	(11,242)
Purchase of treasury shares	(1,372)	—
Issuance of common shares	65,935	52,482
Proceeds from stock options exercised	1,155	1,410
Distributions to common shares	(34,481)	(30,689)
Distributions to preferred shareholders in a subsidiary company	(1,705)	—

Net cash provided by financing activities	366,376	371,440

Net increase in cash and cash equivalents	43,817	49,136
Cash and cash equivalents at beginning of period	92,881	50,826

Cash and cash equivalents at end of period	$136,698	$99,962

(Continued)
The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$48,355	$38,871

Income taxes paid	$576	$3

Non-cash activity related to VIEs under FIN 46:
Loans receivable	$8,812	$—
Investment in partnerships	225,177	1,271,457
Restricted assets	19,461	134,228
Other assets	1,165	21,150
Land, building and equipment, net	21,598	166,360
Notes payable	65,922	208,655
Mortgage notes payable	23,476	123,900
Accounts payable, accrued expenses and other liabilities	5,640	35,277
Minority interest in subsidiary companies	181,175	1,182,482
Accumulated other comprehensive income	—	61
The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1— BASIS OF PRESENTATION
Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for Federal income tax purposes. Real estate finance activities include the origination of, investment in and servicing of investments in multifamily housing, and sourcing, underwriting, structuring and managing of commercial real estate investments, both for the Company’s own account and on behalf of third parties. These activities generate income that is includable for Federal income tax purposes. The Company is also a tax credit syndicator. As a syndicator, the Company acquires and transfers to investors interests in partnerships that receive and distribute to investors low-income housing tax credits. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.
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
The results of consolidated operations for the three- and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. The operating results from the Company’s tax credit equity syndication business are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest revenues from the tax credit business will occur in the third and fourth quarters. In addition, seasonality in tax-exempt bond originations is expected to result in higher volume in the second half of 2005.
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

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“FAS 123R”). FAS 123R requires the Company to expense grants made under the share option and employee share purchase plan programs. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. In April 2005, the SEC approved a new rule for public companies that delays the effective date of SFAS 123R such that the Company must adopt it no later than January 1, 2006. Upon adoption of FAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is continuing to evaluate the impact of this standard.
In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. To promote consistency in applying this guidance to corporate entities and those entities that hold real estate:
•	the EITF amended Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Interest Shareholder or Shareholders Have Certain Approval or Veto Rights” (Issue 96-16), and

•	the FASB staff issued FSP No. SOP 78-9-1, which amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to reflect the consensus reached in Issue 04-5.
The effective date for applying the guidance in Issue 04-5 and FSP SOP 78-9-1 is (1) June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Thus far, the impact of Issue 04-5 has had no effect on the Company’s financial statements. The Company will continue to evaluate the impact of Issue 04-5 throughout the remainder of 2005.
NOTE 2— SHARE-BASED EMPLOYEE COMPENSATION
The Company accounts for both the non-employee director share plans and the employee share incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No options were issued pursuant to the plans and, accordingly, no compensation expense was recognized for options issued under the plans for the six months ended June 30, 2005 and 2004. SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), requires the Company to make certain disclosures as if the compensation expense for the Company’s plans had been determined based on the fair value on the date of grant for awards under those plans. The estimated fair values of options previously awarded were de minimis and would have no impact on the earnings per share calculation for the six months ended June 30, 2005 and 2004.
NOTE 3— ACQUISITIONS
On February 18, 2005, the Company purchased MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. (“AXA”) for a total purchase cost of $10.9 million comprised of cash paid to AXA of $8.5 million, transaction costs of approximately $1.4 million and liabilities assumed of approximately $1.0 million. The Company has accounted for this acquisition as a purchase and has allocated the purchase cost to tangible and identified intangible assets based on their fair values. The excess purchase cost over the fair values of these assets has been recorded as goodwill. The Company allocated approximately $2.9 million to tangible assets (primarily investments in partnerships and receivables), $7.0 million to identifiable intangibles (primarily management advisory contracts, mortgage servicing rights and customer relationship value) and approximately $0.9 million to goodwill.
Additionally, as part of the purchase agreement, the Company committed to invest $25.0 million in a real estate partnership in which MRC is already a general partner. This interest was acquired by the Company upon its acquisition of MRC. The Company is required to invest the remainder of the $25.0 million commitment on or prior to the third anniversary of the closing date. As of June 30, 2005, the Company had funded $7.9 million of its commitment.

NOTE 4—INVESTMENT IN TAX-EXEMPT BONDS, TAXABLE BONDS AND INTERESTS IN BOND SECURITIZATIONS
The Company originates for its own account and for others’ investments in tax-exempt and taxable bonds. Tax-exempt and taxable bonds are issued by state and local government authorities to finance multifamily housing developments or other types of real estate, including land infrastructure development (CDD Bonds). The multifamily bonds are secured primarily by non-recourse mortgage loans on affordable and market rate multifamily housing, while the land infrastructure bonds are secured by property tax or sales tax liens and other assessments on the district. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.
The Company’s sources of capital to fund these lending activities include proceeds from equity and debt offerings, securitizations, loans from warehousing facilities and lines of credit with banks, pension funds and finance companies and cash on hand. The Company earns interest income from its investment in tax-exempt bonds and taxable bonds. The Company also earns origination, construction administration and servicing fees through subsidiaries, classified as corporations for Federal income tax purposes, for originating and servicing the bonds.
As of June 30, 2005 and December 31, 2004, the Company held tax-exempt bonds with a fair value of $1,354.1 million and $1,275.7 million and taxable bonds with a fair value of $16.4 million and $9.2 million, respectively. The following tables summarize the bonds by type.

	June 30, 2005
	Face	Amortized	Unrealized	Unrealized
(in thousands)	Amount	Cost	Gain	Loss	Fair Value
Non-participating tax-exempt bonds	$1,229,186	$1,207,070	$33,040	$(47,453)	$1,192,657
Participating tax-exempt bonds	101,092	100,473	5,643	(12,207)	93,909
Subordinate non-participating tax-exempt bonds	6,555	6,377	208	(1,021)	5,564
Subordinate participating tax-exempt bonds	60,530	35,799	23,763	(358)	59,204
Interests in securitization trusts	3,183	3,176	—	(402)	2,774
Investment in taxable bonds	16,650	16,367	25	(3)	16,389

Total	$1,417,196	$1,369,262	$62,679	$(61,444)	$1,370,497

	December 31, 2004
	Face	Amortized	Unrealized	Unrealized
(in thousands)	Amount	Cost	Gain	Loss	Fair Value
Non-participating tax-exempt bonds	$1,154,541	$1,129,842	$31,071	$(44,156)	$1,116,757
Participating tax-exempt bonds	101,234	100,565	5,280	(10,923)	94,922
Subordinate non-participating tax-exempt bonds	6,562	6,383	184	(936)	5,631
Subordinate participating tax-exempt bonds	60,530	35,799	20,310	(1,334)	54,775
Interests in securitization trusts	4,698	4,687	36	(1,060)	3,663
Investment in taxable bonds	9,489	9,205	—	—	9,205

Total	$1,337,054	$1,286,481	$56,881	$(58,409)	$1,284,953

During the six months ended June 30, 2005, the Company invested in tax-exempt bonds with a face amount of $187.8 million for $187.0 million. Of the total face amount of $187.8 million, $121.0 million represents the Company’s new primary investments (bonds which the Company originated) and $66.8 million reflects new secondary market investments (previously issued securities purchased from third parties).

The Company structures some tax-exempt bonds so that the borrower makes draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company originated a face amount of $35.7 million in new draw down bonds during the six months ended June 30, 2005. The Company also funded an additional $33.4 million of existing tax-exempt draw down bonds with a face amount of $33.4 million for the six months ended June 30, 2005.
Thirteen tax-exempt bonds with an amortized cost of $112.7 million were redeemed or sold during the six months ended June 30, 2005. The Company recognized a gain of $6.1 million related to these bonds. Of the $112.7 million, five bonds that were in a bond securitization and four bonds that were wholly owned with an amortized cost of $92.9 million and $1.2 million, respectively, were redeemed during the six months ended June 30, 2005, resulting in a gain totaling $4.5 million. Two bonds that were in a bond securitization, one bond that was wholly owned and one senior interest in a bond securitization with an amortized cost of $13.0 million, $4.1 million and $1.5 million, respectively, were sold during the six months ended June 30, 2005, resulting in a gain totaling $1.6 million.
In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise would be available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements, other investments and derivative agreements. In addition, at times the Company pledges collateral when providing a guarantee in connection with the syndication of tax credit equity funds. At June 30, 2005 and December 31, 2004, the total carrying amount of the tax-exempt bonds pledged as collateral was $578.4 million and $537.0 million, respectively. At June 30, 2005 and December 31, 2004, the total carrying amount of taxable bonds pledged as collateral was $14.7 million and $0, respectively.
During the six months ended June 30, 2005, the Company recorded an other than temporary impairment of $0.3 million on one tax-exempt bond with a face amount of $1.5 million. During the six months ended June 30, 2004, the Company recorded an other than temporary impairment of $0.7 million on three tax-exempt bonds with an aggregate face amount of $17.8 million.
NOTE 5— LOANS RECEIVABLE
The Company’s loans receivable and loans receivable held for sale consist primarily of construction loans, permanent loans, taxable supplemental loans and other taxable loans. The following table summarizes loans receivable by loan type at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
(in thousands)	2005	2004
Loan Type:
Construction loans	$504,263	$503,745
Taxable permanent loans	715	27,766
Supplemental loans	75,056	62,079
Other taxable loans	87,576	31,104

	667,610	624,694
Allowance for loan losses	(3,232)	(2,960)

Total	$664,378	$621,734

Note: Supplemental loans include pre-development loans, bridge loans and other loans.
The Company had loans receivable held for sale of $0.7 million and $27.8 million at June 30, 2005 and December 31, 2004, respectively. These loans committed for sale are sold to Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“GNMA”) and third party conduit lenders. Due to the short time the Company holds these loans, carrying value approximates fair value.
The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At June 30, 2005 and December 31, 2004, the total carrying amount of the loans receivable pledged as collateral was $526.5 million and $548.0 million, respectively.
The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At June 30, 2005 and December 31, 2004, there were $39.2 million and $77.4 million (face value), respectively, of loans on non-accrual status.

NOTE 6—INVESTMENT IN PARTNERSHIPS,
The Company’s investments in partnerships consist of equity interests in real estate operating partnerships. The Company’s investments in partnerships are accounted for using the equity method. The following table summarizes investment in partnerships by major category at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(in thousands)	2005	2004
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$402,276	$563,310
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships (2)	151,337	149,078
Investment in real estate operating partnerships—warehousing (3)	42,733	43,873
Investment in CAPREIT (4)	64,619	70,351
Investments in real estate operating partnerships—MRC (5)	9,979	—
Other investments in partnerships	1,665	661

	$672,609	$827,273

(1)	As a result of Financial Interpretation No. 46 (Revised) (“FIN 46R”), the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in limited partnership interests in real estate operating partnerships (“Project Partnerships”).

(2)	These investments are real estate operating partnerships owned by tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.

(3)	The Company acquires, through limited partnership interests, equity interests, which typically represent a 99.0% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a tax credit equity fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a tax credit equity fund.

(4)	The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates.

(5)	The Company makes equity investments in income-producing real estate partnerships through MRC and its affiliates.
NOTE 7— INVESTMENTS IN DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2005 and December 31, 2004, the Company’s investments in derivative financial instruments consisted of interest rate swaps, put option contracts and total return swaps.
In March 2005, the Company entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from the Company or a third party and hold the bonds for a minimum of 30 days. The Company will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether the bonds are purchased by the Company or not, the Company will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market values from the date of purchase to the date of swap termination. The arrangement is considered a derivative transaction and is included in the balance of the total return swaps in the table below. The total maximum notional amount of the swap is $50.0 million, based on the underlying value of the bonds held by the counterparty. The Company will receive a 1.50% annual fee on the outstanding notional amount of the swap. During the term of the swap, the Company is required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. The arrangement has a maturity date of December 31, 2005. As of June 30, 2005, the Company had three swaps outstanding under this arrangement with a total notional amount of $15.7 million.
In June 2005, the Company terminated interest rate swap contracts with a total notional amount of $35.0 million. The Company recorded a net gain of $1.5 million on the termination of these interest rate swaps. In addition, the Company in conjunction with a new non-revolving term financing facility (see Note 9) entered into a new interest rate swap contract with a total notional amount of $18.4 million and an effective date in July 2005. The total notional amount of this contract is expected to increase to $22.0 million in the third quarter of 2005. In addition to the above-mentioned interest rate swaps, the Company entered into two other interest rate swaps with a total notional amount of $16.9 million in February of 2005.

The following table provides certain information with respect to the derivative financial instruments held by the Company at June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
	Notional	Fair Value (1)		Notional	Fair Value (1)
(in thousands)	Amount	Assets	Liabilities (2)	Amount	Assets	Liabilities (2)
Interest rate swap agreements (3)	$337,850	$2,148	$(3,122)	$286,015	$3,102	$(4,878)
Total return swaps (4)	38,870	233	(82)	38,200	—	—
Put option agreements (5)	99,930	—	—	105,610	—	(45)
Loan commitments (6)	43,449		(42)	—	—	—

Total investments in derivative financial instruments		$2,381	$(3,246)		$3,102	$(4,923)

(1)	The amounts disclosed represent the net fair values of all the Company’s derivatives at the reporting date.

(2)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes. The negative fair value of these investments is considered temporary and is not indicative of the future earnings on these investments.

(3)	For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($337,850 as of June 30, 2005 and $320,975 as of December 31, 2004) less the total amount of the Company’s reverse interest rate swap contracts ($0 as of June 30, 2005 and $34,960 as of December 31, 2004).

(4)	For the total return swaps, the notional amount represents the total amount of the Company’s total return swap contracts.

(5)	For put option agreements, the notional amount represents the Company’s aggregate obligation under the put option agreements.

(6)	Loan commitments represent agreements to take out construction loans originated by the Company.
NOTE 8— RESTRICTED ASSETS
Restricted assets includes cash and cash equivalents summarized by major category in the table below at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(in thousands)	2005	2004
Tax credit equity fund cash (1)	$51,762	$49,069
Margin call deposits (2)	881	452
Collateral for securitization programs (3)	17,000	17,000
Other cash collateral (4)	11,421	6,284

	$81,064	$72,805

(1)	Under the financing method of accounting for guaranteed tax credit equity funds and due to the consolidation of certain other funds in accordance with FIN 46R, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments by the consolidated funds into partnerships and other approved uses as set out in the funds’ partnership agreements.

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million.

(3)	In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. From time to time, the Company may also post cash or cash equivalents to this pool.

(4)	From time to time, the Company may elect to pledge collateral in connection with guarantees, first loss positions and leases or on behalf of its customers in order to facilitate credit and other collateral requirements. Collateral posted on behalf of its customers is considered temporary and the Company expects to be fully reimbursed.

NOTE 9— NOTES PAYABLE AND DEBT
The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements which are used to: (1) finance lending activities; (2) finance working capital needs; and (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds. Notes payable also includes factored and mortgage notes payable reflected on the Company’s balance sheet as a result of consolidating certain tax credit equity funds pursuant to FIN 46R. The factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The mortgage notes payable are obligations of Project Partnerships, in which the Company is the general partner, and are non-recourse and not guaranteed by the Company. The Company’s short- and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at June 30, 2005 and December 31, 2004:

	Total of	June 30,	December 31,
(in thousands)	Facilities (a)	2005	2004
Short-term notes payable	N/A	$171,867	$193,311
Lines of credit	$437,000 (b)	237,181	307,306
Short-term debt	N/A	490,215	413,157

Total short-term notes payable and debt		899,263	913,774

Long-term notes payable	$ N/A	129,875	173,440
Lines of credit	272,000	85,849	14,080
Long-term debt	N/A	182,337	164,014

Total long-term notes payable and debt		398,061	351,534

Factored notes payable		115,411	192,087
Mortgage notes payable		108,783	132,237

Total notes payable and debt		$1,521,518	$1,589,632

(a)	As of June 30, 2005.

(b)	$39.0 million of these facilities are reserved for letters of credit.
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
During the second quarter of 2005, the Company entered into a new term financing facility of up to $22.0 million. The facility is secured by certain taxable bonds and has a maturity date of May 1, 2010. Interest accrues at London Interbank Offer Rate (“LIBOR”) plus a spread. In connection with this facility, the Company entered into certain interest rate swap agreements (see Note 7).
Covenant Compliance
Under the terms of the various credit facilities, the Company is required to comply with covenants including net worth, interest coverage, leverage, collateral and other terms and conditions.
As of June 30, 2005, the Company was in compliance with the covenants in its credit facilities.
NOTE 10—SUBORDINATE DEBENTURES
A consolidated indirect wholly owned subsidiary of the Company, MMA Financial Holdings, Inc. (“MFH”), formed MFH Capital Trust II (“MFH Trust II”) and MFH Capital Trust III (“MFH Trust III”) in 2005 as special purpose financing entities. MFH Trust II and MFH Trust III are unconsolidated entities. On March 15, 2005, MFH Trust II sold to qualified institutional investors $50.0 million in 8.05% Trust Preferred Securities having a liquidation amount of $1,000 per Trust Preferred Security. On June 28, 2005, MFH Trust III sold to qualified institutional investors $38.8 million in 7.62% Trust Preferred Securities having a liquidation amount of $1,000 per Trust Preferred Security. MFH Trust II and MFH Trust III used the proceeds from the offerings to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust Preferred Securities. MFH Trust II and MFH Trust III can make distributions to holders of the Trust Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt.

The Trust Preferred Securities issued by MFH Trust II and MFH Trust III are guaranteed by MFH and MuniMae. The Trust Preferred Securities issued by MFH Trust II bear interest at an annual rate of 8.05% through the interest payment date in March 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to the 90-day LIBOR plus 3.30% per annum of the liquidation preference of the Trust Preferred Securities and may be redeemed in whole or in part beginning on March 30, 2010. The Trust Preferred Securities issued by MFH Trust III bear interest at an annual rate of 7.62% through the interest payment date in June 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to the LIBOR plus 3.30% per annum of the liquidation preference of the Trust Preferred Securities and may be redeemed in whole or in part beginning on July 31, 2010. Cash distributions on the Trust Preferred Securities are paid quarterly. MFH used the March 15, 2005, offering net proceeds from the Debentures to repay a portion of a loan from an affiliate and other indebtedness of MFH and its affiliates, and for general corporate purposes. MFH loaned the June 28, 2005, net proceeds from the Debentures to an affiliate, which in turn used the proceeds towards the acquisition of Glaser Financial Group, Inc. (see Note 17—Subsequent Events).
MFH Trust II and MFH Trust III must redeem the Trust Preferred Securities when and to the extent the Debentures are paid at maturity or earlier redeemed. The Debentures are included in the accompanying condensed consolidated balance sheet as a long-term liability at the liquidation preference value of $88.8 million. In addition, net offering costs of $2.9 million related to the Trust Preferred Securities are recorded as debt issuance costs and included in other assets in the accompanying condensed consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying condensed consolidated income statement over a 30-year period based on the call option of the preferred shares.
NOTE 11— TAX CREDIT EQUITY GUARANTEE LIABILITY
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

(in thousands)
Balance at January 1, 2005	$186,778
Amortization	(4,722)
Expiration of guarantees	(33,482)
Limited partners’ capital contributions	75,412

Balance at June 30, 2005	$223,986

NOTE 12—GUARANTEES, COMMITMENTS AND CONTINGENCIES
The Company’s maximum exposure under its guarantee obligations may not be indicative of the likelihood of the expected loss under the guarantees. The following table summarizes the Company’s guarantees by type at June 30, 2005.

(in millions)	June 30, 2005
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$195.3	$—	$4.0 million letter of credit pledged
Bank line of credit guarantees	(2)	173.2	173.2	$200.2 million of investment in partnership, loans receivable, tax-exempt and taxable bonds
Tax credit-related guarantees	(3)	513.8	232.3	$48.3 million of cash, tax-exempt bonds, loans receivable and letters of credit
Other financial/payment guarantees	(4)	471.0	312.4	$542.9 million of cash, equity and tax-exempt bonds
Put options	(5)	69.6	—	$60.3 million of tax-exempt bonds
Letter of credit guarantees	(6)	131.4	65.0	$11.6 million of cash and loans receivable
Indemnification contracts	(7)	77.2	26.1	None
Trust preferred guarantees	(8)	174.1	174.1	None

		$1,805.6	$983.1

(1)	As a Fannie Mae DUSTM lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan originated by the Company and sold to Fannie Mae, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $172.0 million at June 30, 2005. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through June 2010.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

NOTE 13—SHAREHOLDERS’ EQUITY
Equity Offering
In February 2005, the Company sold to the public approximately 2.6 million common shares at a price of $26.51 per share. Net proceeds on the 2.6 million shares approximated $64.9 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.
Share Repurchase Program
During the first quarter of 2005, the Company purchased 56,300 common shares at an aggregate cost of $1.3 million under a share repurchase program previously approved by the Board of Directors.
Distributions
On January 21, 2005, the Board of Directors declared a distribution of $0.4725 for the three months ended December 31, 2004 to common shareholders of record on January 31, 2005. The payment date was February 11, 2005. On April 21, 2005, the Board of Directors declared a distribution of $0.4775 for the three months ended March 31, 2005 to common shareholders of record on May 2, 2005. The payment date was May 13, 2005.
Earnings per Share
The following tables reconcile the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three and six months ended June 30, 2005 and 2004. The effect of all potentially dilutive securities was included in the calculation for June 30, 2005 and 2004. The computation of diluted EPS for the three and six months ended June 30, 2005 and 2004 excluded 39,000 and 67,000 options to purchase common shares, respectively.

Municipal Mortgage & Equity, LLC
RECONCILIATION OF BASIC AND DILUTED EPS
(in thousands, except share and per share data)
(unaudited)
	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income from continuing operations	$23,578		$0.62	$11,151		$0.32
Discontinued operations	—		—	—		—

Income allocable to common shares	$23,578	37,919,842	$0.62	$11,151	34,800,580	$0.32

Effect of Dilutive Securities
Options and deferred shares		512,745			340,388

Diluted EPS
Net income from continuing operations	$23,578		$0.61	$11,151		$0.32
Discontinued operations	—		—	—		—

Income allocable to common shares plus assumed conversions	$23,578	38,432,587	$0.61	$11,151	35,140,968	$0.32

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income from continuing operations	$25,809		$0.69	$9,355		$0.27
Discontinued operations	—		—	—		—
Cumulative effect of a change in accounting principle	—		—	520		0.02

Income allocable to common shares	$25,809	37,404,006	$0.69	$9,875	34,047,243	$0.29

Effect of Dilutive Securities
Options and deferred shares		486,905			359,120

Diluted EPS
Net income from continuing operations	$25,809		$0.68	$9,355		$0.27
Discontinued operations	—			—		—
Cumulative effect of a change in accounting principle	—		—	520		0.02

Income allocable to common shares plus assumed conversions	$25,809	37,890,911	$0.68	$9,875	34,406,363	$0.29

NOTE 14— RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES AND NON-PROFIT ENTITIES
From time to time, borrowers have defaulted on their debt obligations to the Company. Some of these obligations were incurred in connection with the development of properties that collateralize the Company’s tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances, the Company has, after evaluating its options, chosen not to foreclose on the property. Instead, the Company has negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by certain officers of the Company, including MMA Affordable Housing, Inc. (“MMAH”) and MuniMae Foundation, Inc. (“MMF”). The Company has taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. The officers receive no monetary benefit from these transactions. Following the transfer of a property to, or replacement of the general partner with, such entity, that entity controls the defaulted or previously defaulted asset, which serves as collateral for the debt to the Company.
During 2005, certain developers opted or were required to transfer to the Company or an affiliate of the Company all of their rights and interests in eleven properties, as the developers had encountered substantial financial difficulties and/or had inadequately managed and supervised development of the underlying properties. Seven of the eleven properties were financed, in whole or in part, through equity investments from tax credit equity funds that the Company sponsored (including some from guaranteed funds) and tax-exempt bond or taxable loan investments held by the Company. Three of the eleven properties had no Company debt and were financed in part by equity investments from tax credit equity funds that the Company sponsored. One of the eleven properties had no equity investment sponsored by the Company and was financed in part by a tax-exempt bond investment and a taxable loan investment held by the Company. The general partner interests in ten of the property partnerships were transferred to MMAH. The sole member interest in one of the property partnerships that is a not-for-profit was transferred to MMF. The total carrying value of the Company’s investments in these properties was $61.8 million as of June 30, 2005.
The Company is continuing to evaluate the possibility of impairment related to all of the above-mentioned investments as each relates to the Company. At this time, the facts and circumstances surrounding each investment and the possible outcomes are uncertain. No other-than-temporary impairment is currently probable or estimable as no single outcome has a high probability of occurring. As of June 30, 2005, no other-than-temporary impairment has been recorded in the accompanying condensed consolidated income statement for these investments. However, certain of the tax-exempt bonds have been recorded at a fair value below amortized cost through a charge to other comprehensive income.
The Company is exposed to the following risks associated with the above-mentioned investments: (1) we could be required to provide loans to the partnerships in order to complete the construction or rehabilitation of certain properties and to achieve stabilization of those properties which are not substantially leased; (2) the tax-exempt bonds secured by properties held in these partnerships could become other-than-temporarily impaired resulting in a loss recorded in the income statement; (3) we could be called upon to make payments pursuant to our yield guarantees related to properties held in sponsored guaranteed funds; (4) a bankruptcy by or against the replaced general partners or the construction companies involved in these properties or its affiliates may give rise to additional claims concerning these partnerships; and (5) we may foreclose on the properties related to our debt investments, which foreclosure could result in losses to the Company.
NOTE 15— BUSINESS SEGMENT REPORTING
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
The following tables reflect the results of the Company’s business segments for the three and six months ended June 30, 2005 and 2004.

Municipal Mortgage & Equity, LLC
SEGMENT REPORTING FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)

	2005
		Real Estate				Total
	Investing	Finance	Tax Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$28,900	$10,721	$1,544	$(4,145	)(1)	$37,020
Total fee income	224	6,833	12,181	(1,283	)(2)	17,955
Net rental income	—	—	5,550	—		5,550

Total operating income	29,124	17,554	19,275	(5,428)		60,525
Net income (loss)	32,392	(4,627)	(2,904)	(1,283)		23,578
Depreciation and amortization	36	892	3,009	—		3,937
Net income (loss) from equity investments in partnerships	15,526	527	(25,383)	—		(9,330)

BALANCE SHEET DATA
Total assets	$1,761,950	$903,949	$939,157	$(265,309	)(3)	$3,339,747

	2004
		Real Estate				Total
	Investing	Finance	Tax Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$27,309	$9,743	$2,565	$(5,030	)(1)	$34,587
Total fee income	294	6,236	7,677	(1,344	)(2)	12,863
Net rental income	—	—	5,496	—		5,496

Total operating income	27,603	15,979	15,738	(6,374)		52,946
Net income (loss)	21,284	(403)	(8,386)	(1,344)		11,151
Depreciation and amortization	44	587	3,305	—		3,936
Net income (loss) from equity investments in partnerships	521	—	(71,745)	—		(71,224)

BALANCE SHEET DATA
Total assets	$1,593,506	$709,714	$2,011,485	$(230,674	)(3)	$4,084,031

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments, which are deferred and amortized into income over the life of the investment

(3)	Adjustment represents intercompany receivables and payables that are eliminated in consolidation.

Municipal Mortgage & Equity, LLC
SEGMENT REPORTING FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)

	2005
		Real Estate				Total
	Investing	Finance	Tax Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$56,708	$21,591	$2,127	$(7,888	)(1)	$72,538
Total fee income	411	11,486	25,264	(2,943	)(2)	34,218
Net rental income	—	—	12,122	—		12,122

Total operating income	57,119	33,077	39,513	(10,831)		118,878
Net income (loss)	49,751	(9,990)	(11,009)	(2,943)		25,809
Depreciation and amortization	68	1,371	6,292	—		7,731
Net income (loss) from equity investments in partnerships	16,290	911	(71,257)	—		(54,056)

BALANCE SHEET DATA
Total assets	$1,761,950	$903,949	$939,157	$(265,309	)(3)	$3,339,747

	2004
		Real Estate				Total
	Investing	Finance	Tax Credit	Adjustments		Consolidated
INCOME STATEMENT DATA
Total interest income	$53,847	$19,468	$3,393	$(11,091	)(1)	$65,617
Total fee income	564	10,156	19,691	(2,397	)(2)	28,014
Net rental income	—	—	5,496	—		5,496

Total operating income	54,411	29,624	28,580	(13,488)		99,127
Net income (loss)	32,096	(3,881)	(15,944)	(2,396)		9,875
Depreciation and amortization	86	1,106	4,683	—		5,875
Net income (loss) from equity investments in partnerships	160	—	(81,895)	—		(81,735)

BALANCE SHEET DATA
Total assets	$1,593,506	$709,714	$2,011,485	$(230,674	)(3)	$4,084,031

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments, which are deferred and amortized into income over the life of the investment

(3)	Adjustment represents intercompany receivables and payables that are eliminated in consolidation.
NOTE 16— DISCONTINUED OPERATIONS
In January and March of 2005, certain Project Partnerships’ property was sold for net proceeds of $1.8 million. Approximately $6.9 million of the Project Partnerships’ liabilities were forgiven and included in the overall gain to the partnerships. The Company holds a less than 1% general partner interest in the Project Partnerships and therefore, the activities related to these properties, including the associated gain on disposal, are de minimis to the Company. The Company as general partner received no proceeds from the sale. The net assets of the properties as of the date of sale were approximately as follows:

(in thousands)
Fixed assets	$15,397
Other assets	274
Other liabilities	(12,248)

Net assets of discontinued operations	$3,423

NOTE 17— SUBSEQUENT EVENTS
On July 1, 2005, the Company completed the acquisition of Glaser Financial Group, Inc. (“Glaser”). Glaser is a full service commercial mortgage banker that arranges financing predominately in the upper Midwest for multifamily, senior housing and commercial real estate through Fannie Mae DUS, Freddie Mac, HUD/FHA, conventional and conduit funding sources. The purchase price included a combination of cash and stock totaling approximately $67.0 million, assuming certain performance metrics are achieved. Glaser’s current servicing portfolio totals approximately $3.5 billion and is comprised of approximately 64,000 units including both insured and uninsured taxable loans and tax-exempt bond issues. The initial payment of $50.0 million was financed primarily through the sale of approximately $38.8 million in Trust Preferred Securities (see Note 10). The remainder of the initial portion of the purchase price is being funded through cash on hand.
In connection with the acquisition, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) effective as of July 1, 2005 with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provides for revolving loans to the Company to finance specified types of mortgage loans, investments and advances in an amount of up to $255.0 million, subject to sub-limits for particular classifications of borrowings. The revolving loans have varying maturities of up to 90 days as agreed upon between the Company and U.S. Bank, and all revolving loans mature not later than September 30, 2005. Depending on the type of borrowing, revolving loans bear interest at either U.S. Bank’s prime rate or a floating rate, reset daily, equal to the one-month LIBOR rate plus a spread. The revolving loans are secured by a first priority lien on specified loans, mortgages, investments and advances financed under the Credit Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General Business
The Company provides debt and equity financing to developers of multifamily housing and other types of commercial real estate. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds. The multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in other housing-related debt and equity investments, including equity investments in real estate operating partnerships; tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds. Interest income derived from the majority of these bond investments is exempt income for Federal income tax purposes. Real estate finance activities include the origination of, investment in and servicing of investments in multifamily housing and other types of real estate, and servicing, underwriting, structuring and managing of commercial real estate investments, both for the Company’s own account and on behalf of third parties. These investments generate income that is includable income for Federal income tax purposes.
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
Overview
Net income increased $12.4 million and $15.9 million for the three and six months ended June 30, 2005, respectively, over the same periods in 2004. The increases are primarily driven by increases of $5.1 million and $6.2 million in fee income and $4.9 million and $9.4 million in net gain on sales offset by increases in operating expenses of $1.0 million and $9.0 million for the three and six months ended June 30, 2005, respectively, over the same periods in 2004. In addition, the Company recorded $0.6 million and $1.4 million in impairments and valuation allowances related to certain bonds, taxable loans and equity method investments for the three and six months ended June 30, 2005, respectively.
In February 2005, the Company completed the acquisition of MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. for a total purchase price of $10.9 million. MRC sources, underwrites, structures, closes and manages commercial real estate investments and is included in the Company’s real estate finance segment. Part of the purchase agreement requires that the Company commit to invest $25.0 million in a real estate partnership in which MRC is already a general partner. As of June 30, 2005, the Company had funded $7.9 million of its commitment.
On July 1, 2005, the Company completed the acquisition of Glaser Financial Group, Inc. (“Glaser”). Glaser is a full service commercial mortgage banker that arranges financing predominately in the upper Midwest for multifamily, senior housing and commercial real estate through Fannie Mae DUSTM, Freddie Mac, HUD/FHA, conventional and conduit funding sources. The purchase price included a combination of cash and common shares totaling approximately $67.0 million, assuming certain performance metrics are achieved. The initial payment of $50.0 million was financed primarily through the sale of approximately $38.8 million in Trust Preferred Securities. The remainder of the initial portion of the purchase price is being funded through cash on hand. In connection with the acquisition, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) effective as of July 1, 2005 with U.S. Bank National Association. The Credit Agreement provides for revolving loans to the Company to finance specified types of mortgage loans, investments and advances in an amount of up to $255.0 million, subject to sub-limits for particular classifications of borrowings.
Liquidity and Capital Resources
Capital
The Company relies on the regular availability of capital from equity and debt offerings, securitization transactions, bank lines of credit, pension funds and government sponsored enterprises (“GSEs”) to finance its growth. The Company’s sources of capital are discussed below.
The Company expects to meet its cash needs in the short-term, which consist primarily of funding of new investments, payment of distributions to shareholders, funding the warehousing of operating partnerships for syndication activities and funding of real estate finance activities, from securitization transactions, equity and debt offering proceeds, warehousing facilities and lines of credit with banks, finance companies and pension funds and cash on hand. To continue to grow these activities, the Company will need to increase its access to capital during the remainder of 2005 and in future years. The Company expects it will need approximately $300 million to $500 million in new net capital during the remainder of 2005 to meet its 2005 production targets for its lending and tax credit equity businesses. The new net capital includes additional borrowings on existing lines of credit. The Company expects to continue to generate capital through the issuance of privately placed preferred and trust preferred securities and listed common shares. The Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds, investors in funds we manage, and to expand its relationships with GSEs.
In February 2005, the Company sold to the public approximately 2.6 million common shares at a price of $26.51 per share. Net proceeds on the 2.6 million shares approximated $64.9 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.
A consolidated indirect wholly owned subsidiary of the Company, MMA Financial Holdings, Inc. (“MFH”), formed MFH Capital Trust II (“MFH Trust II”) and MFH Capital Trust III (“MFH Trust III”) in 2005 as special purpose financing entities. MFH Trust II and MFH Trust III are unconsolidated entities. On March 15, 2005, MFH Trust II sold to qualified institutional investors $50.0 million in 8.05% Trust Preferred Securities. On June 28, 2005, MFH Trust III sold to qualified institutional investors $38.8 million in 7.62% Trust Preferred Securities. MFH Trust II and MFH Trust III used the proceeds from the offerings to purchase Junior Subordinated Debentures issued by MFH. MFH used the March 15, 2005, offering net proceeds from the Debentures to repay a portion of a loan from an affiliate and other indebtedness of MFH and its affiliates, and for general corporate purposes. MFH loaned the June 28, 2005, net proceeds from the Debentures to an affiliate, which in turn used the proceeds towards the acquisition of Glaser.
During the first quarter of 2005, the Company purchased 56,300 of its common shares at an aggregate cost of $1.3 million under a share repurchase program previously approved by the Board of Directors. No common shares were purchased during the second quarter of 2005.
Production
The following table summarizes the transactions structured by the Company for the three months ended June 30, 2005:

Second
Quarter
Volume
(in millions)
Taxable Construction/Permanent Lending.	$281.3
Tax-exempt Bonds Construction/Permanent	62.5
Supplemental Loans	12.5
Equity Investments	220.2

Total	$576.5

The Company also raised $215.3 million for investment in syndicated tax credit equity funds during the three months ended June 30, 2005.
Covenant Compliance
As of June 30, 2005, the Company was in compliance with all covenants applicable to its credit facilities.
Contractual Obligations
The Company’s 2004 Form 10-K contains a detailed description of the Company’s contractual obligations. Except as described below, there has been no material change since December 31, 2004 to the information related to the Company’s contractual obligations.
In March 2005, the Company entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from the Company or a third party and hold the bonds for a minimum of 30 days. The Company will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether the bonds are purchased by the Company or not, the Company will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market value from the date of purchase to the date of swap termination. The arrangement is considered a derivative. The total maximum notional amount of the swap is $50.0 million, based on the underlying value of the bonds held by the counterparty. The Company will receive a 1.50% annual fee on the outstanding notional amount of the swap. During the term of the swap, the Company is required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. The arrangement has a maturity date of December 31, 2005. As of June 30, 2005, the Company had three swaps outstanding under this arrangement with a total notional amount of $15.7 million.
During the second quarter of 2005, the Company entered into a new term financing facility of up to $22.0 million. The facility is secured by certain taxable bonds and has a maturity date of May 1, 2010. Interest accrues at LIBOR plus a spread. In connection with this facility, the Company entered into a new interest rate swap contract with a total notional amount of $18.4 million and an effective date in July 2005. The total notional amount of this contract is expected to increase to $22.0 million in the third quarter of 2005. In addition to the above-mentioned interest rate swaps, the Company entered into two other interest rate swaps with a total notional amount of $16.9 million in February of 2005.
Distribution Policy
The Company has historically sought to maximize shareholder value through increases in cash distributions to shareholders. The Company’s Board of Directors declares quarterly distributions based on management’s recommendation, which itself is based on evaluation of a number of factors, including the Company’s retained earnings, business prospects and available cash.
The Company’s distributions per common share for the six months ended June 30, 2005 and 2004 totaled $0.9600 and $0.9200, respectively.
Cash Flow
At June 30, 2005 and 2004, the Company had cash and cash equivalents of approximately $136.7 million and $100.0 million, respectively. Cash flow from operating activities was $0.3 million and $23.5 million for the six months ended June 30, 2005 and 2004, respectively. The $23.2 million decrease in operating cash flow for 2005 versus 2004 is due primarily to a decrease in net changes in assets and liabilities of $24.4 million, a net decrease in non-cash items, tax benefits and income allocable to preferred shareholders of $8.0 million, an increase in net gain on sales of $7.2 million, offset by an increase in net income before cumulative effect of a change in accounting principle of $16.4 million.
Off-Balance-Sheet Arrangements
The Company may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent off-balance-sheet debt for the Company. These senior bonds that are not reflected on the Company’s balance sheet at June 30, 2005 and December 31, 2004 totaled $11.7 million and $11.9 million, respectively (face amount).
The Company securitizes bonds and other assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. For a description of a typical bond securitization structure, see further discussion under “Liquidity and Capital Resources” in the Company’s 2004 Form 10-K. The substantial majority of the Company’s securitizations are reflected as indebtedness on its consolidated balance sheet, and off-balance-sheet securitizations are not material to the Company’s liquidity and capital needs. At June 30, 2005 and December 31, 2004, the Company’s total off-balance-sheet debt relating to securitizations totaled $73.9 million and $144.1 million, respectively.

Guarantees
The Company’s maximum exposure under its guarantee obligations may not be indicative of the likelihood of the expected loss under the guarantees. The following table summarizes the Company’s guarantees by type at June 30, 2005.

(in millions)	June 30, 2005
		Maximum	Carrying
Guarantee	Note	Exposure	Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$195.3	$—	$4.0 million letter of credit pledged
Bank line of credit guarantees	(2)	173.2	173.2	$200.2 million of investment in partnership, loans receivable, tax-exempt and taxable bonds
Tax credit-related guarantees	(3)	513.8	232.3	$48.3 million of cash, tax-exempt bonds, loans receivable and letters of credit
Other financial/payment guarantees	(4)	471.0	312.4	$542.9 million of cash, equity and tax-exempt bonds
Put options	(5)	69.6	—	$60.3 million of tax-exempt bonds
Letter of credit guarantees	(6)	131.4	65.0	$11.6 million of cash and loans receivable
Indemnification contracts	(7)	77.2	26.1	None
Trust preferred guarantees	(8)	174.1	174.1	None

		$1,805.6	$983.1

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan originated by the Company and sold to Fannie Mae, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $172.0 million at June 30, 2005. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through June 2010.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

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
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“FAS 123R”). FAS 123R requires the Company to expense grants made under the share option and employee share purchase plan programs. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. In April 2005, the Securities and Exchange Commission approved a new rule for public companies that delays the effective date of SFAS 123R such that the Company must adopt it no later than January 1, 2006. Upon adoption of FAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated income statement. The Company is continuing to evaluate the impact of this standard.
In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. To promote consistency in applying this guidance to corporate entities and those entities that hold real estate:
•	the EITF amended Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Interest Shareholder or Shareholders Have Certain Approval or Veto Rights” (Issue 96-16), and

•	the FASB staff issued FSP No. SOP 78-9-1, which amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to reflect the consensus reached in Issue 04-5.
The effective date for applying the guidance in Issue 04-5 and FSP SOP 78-9-1 is (1) June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Thus far, the impact of Issue 04-5 has had no effect on the Company’s financial statements. The Company will continue to evaluate the impact of Issue 04-5 throughout the remainder of 2005.

Results of Operations
Net Interest Income
	For the three months ended June 30,				For the six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
(in thousands)
Interest on bonds and interests in bond securitizations	$24,361	199.1%	$21,340	178.9%	$47,446	186.8%	$40,842	156.9%
Interest on loans	11,665	95.3	11,388	95.4	23,611	92.9	22,109	85.0
Interest on short-term investments	994	8.1	1,859	15.6	1,481	5.8	2,666	10.2

Total interest income	37,020		34,587		72,538		65,617
Interest expense	(18,702)	(152.8)	(18,651)	(156.3)	(35,819)	(141.0)	(32,544)	(125.0)
Interest expense on debentures and preferred shares	(6,081)	(49.7)	(4,004)	(33.6)	(11,312)	(44.5)	(7,049)	(27.1)

Net interest income	$12,237	100.0%	$11,932	100.0%	$25,407	100.0%	$26,024	100.0%

In the table above, interest on short-term investments and interest expense include the effects of the financing method and consolidation of the tax credit equity funds. Net interest income increased $0.3 million for the three months ended June 30, 2005, as compared to the same period in 2004, primarily due to: (1) a $3.0 million net increase in interest on bonds and interests in bond securitizations resulting from (i) new investments in tax-exempt bonds producing $5.8 million of interest income, (ii) increased funding of existing investments in tax-exempt bonds producing $2.7 million of interest income, (iii) $0.5 million of interest income from new investments in taxable bonds, offset by (iv) an increase in defaulted and non-accrual bonds that decreased interest income $2.6 million and (v) a reduction of $4.0 million in interest income due to sales and restructuring of underlying tax-exempt bond investments coupled with other net increases in bond interest income of $0.6 million; (2) a $0.3 million increase in interest on loans due to an increase in the average loan receivable balance; (3) a $0.9 million decrease in interest on short-term investments due primarily to (i) a decrease of $2.1 million in interest on short-term investments related to fluctuations in short-term investment accounts and interest charged to tax credit equity funds on warehoused properties offset by (ii) an increase of $1.2 million in interest on short-term investments related to the financing method and consolidation of tax credit equity funds; (4) a slight increase in interest expense resulting from (i) an increase of $0.5 million from senior costs in new securitizations combined with increases in underlying borrowing rates offset by (ii) a $0.5 million decrease in interest expense related to the financing method and consolidation of tax credit equity funds; and (5) a $2.1 million increase in interest expense on debentures and preferred shares resulting from the interest expense and related amortization of debt issue costs applicable to the issuance of the $172.8 million of trust preferred securities issued in May and September of 2004 and March and June of 2005. The above-mentioned fluctuations related to the financing method and consolidation of tax credit partnerships are primarily related to the elimination of intercompany interest from the consolidated tax credit equity funds and the financing method as well as the interest expense related to the consolidated Project Partnerships.
During the three months ended June 30, 2005 and 2004, $0.9 million and $0 million, respectively, of interest expense on preferred shares was recorded as net income allocable to minority interest. These preferred shares are recorded as preferred shareholders’ equity in a subsidiary company and were issued in October of 2004. Including these amounts as interest expense above results in an overall decrease of $0.6 million in net interest income.
Net interest income decreased $0.6 million for the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to: (1) a $6.6 million net increase in interest on bonds and interests in bond securitizations resulting from (i) new investments in tax-exempt bonds producing $9.6 million of interest income, (ii) increased funding of existing investments in tax-exempt bonds producing $4.7 million of interest income, (iii) $0.5 million of interest income from new investments in taxable bonds, offset by (iv) an increase in defaulted and non-accrual bonds that decreased interest income $5.1 million and (v) a reduction of $4.3 million in interest income due to sales and restructuring of underlying tax-exempt bond investments coupled with other net increases in bond interest income of $1.2 million; (2) a $1.5 million increase in interest on loans due to an increase in the average loan receivable balance; (3) a $1.2 million decrease in interest on short-term investments due primarily to (i) a decrease of $2.0 million in interest on short-term investments related to fluctuations in short-term investment accounts and interest charged to tax credit equity funds on warehoused properties offset by (ii) an increase of $0.8 million in interest on short-term investments related to the financing method and consolidation of tax credit equity funds; (4) an increase of $3.2 million in interest expense resulting from (i) an increase of $1.1 million from senior costs in new securitizations combined with increases in underlying borrowing rates and an increase of (ii) $2.1 million in interest expense related to the financing method and consolidation of tax credit equity funds; and (5) a $4.3 million increase in interest expense on debentures and preferred shares resulting from the interest expense and related amortization of debt issue costs applicable to the issuance of the $172.8 million of trust preferred securities issued in May and September of 2004 and March and June of 2005. The above-mentioned fluctuations related to the financing method and consolidation of tax credit partnerships are primarily related to the elimination of intercompany interest from the consolidated tax credit equity funds and the financing method as well as the interest expense related to the consolidated Project Partnerships.
During the six months ended June 30, 2005 and 2004, $1.9 million and $0 million, respectively, of interest expense on preferred shares was recorded as net income allocable to minority interest. These preferred shares are recorded as preferred shareholders’ equity in a subsidiary company and were issued in October of 2004. Including these amounts as interest expense above results in an overall decrease of $2.5 million in net interest income.
Fee Income
	For the three months ended June 30,				For the six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
(in thousands)
Syndication fees	$4,424	24.6%	$4,190	32.6%	$9,032	26.4%	$7,941	28.4%
Origination and brokerage fees	1,410	7.9	2,848	22.1	1,845	5.4	3,765	13.4
Guarantee fees	4,039	22.5	1,506	11.7	6,975	20.4	3,359	12.0
Asset management and advisory fees	5,344	29.8	1,967	15.3	11,030	32.2	8,133	29.0
Loan servicing fees	1,350	7.5	1,139	8.9	2,572	7.5	2,258	8.1
Other income	1,388	7.7	1,213	9.4	2,764	8.1	2,558	9.1

Total fee income	$17,955	100.0%	$12,863	100.0%	$34,218	100.0%	$28,014	100.0%

The table above includes the effects of the financing method and the consolidation of tax credit equity funds. Syndication fees, asset management and advisory fees, guarantee fees and other income are all affected by either or both of the financing method and the consolidation of tax credit equity funds. For the three months ended June 30, 2005, total fee income increased $5.1 million over the same period for 2004. The effects of the financing method and the consolidation of tax credit equity funds account for $8.7 million of the overall increase. These effects are primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from the consolidated tax credit equity funds and guarantee fee income generated from the finance method. This increase of $8.7 million together with the following fluctuations which net to a decrease of $3.6 million result in the overall increase of $5.1 million in total fee income: (1) a decrease of $2.6 million in syndication fees due to a decrease in overall volume; (2) a decrease of $1.4 million in origination and brokerage fees due to (i) a decrease of $2.5 million in fees driven by a change in origination structure of taxable loans offset by (ii) an increase of $1.1 million from our MRC business; (3) an increase of $1.0 million in guarantee fees primarily due to an increase in the number of guaranteed funds; (4) a decrease of $0.7 million in asset management and advisory fees resulting primarily from an increase in projected reserve levels and a decrease in other advisory fees; (5) an increase of $0.2 million in loan servicing fees due to an increase in our servicing portfolio including fees from our MRC business; and (6) a decrease of $0.1 million in other income.
For the six months ended June 30, 2005, total fee income increased $6.2 million over the same period for 2004. The effects of the financing method and the consolidation of tax credit equity funds account for $6.5 million of the overall increase. These effects are primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from the consolidated tax credit equity funds and guarantee fee income generated from the finance method. This increase of $6.5 million together with the following fluctuations which net to a decrease of $0.3 million result in the overall increase of $6.2 million in total fee income: (1) an increase of $0.3 million in syndication fees due to an increase in overall volume; (2) a decrease of $1.9 million in origination and brokerage fees due to (i) a decrease of $3.1 million in fees driven by a change in origination structure of taxable loans offset by (ii) an increase of $1.2 million from our MRC business; (3) an increase of $1.0 million in guarantee fees primarily due to an increase in the number of guaranteed funds; (4) a decrease of $0.1 million in asset management and advisory fees primarily the result from an increase in projected reserve levels and a decrease in other advisory fees; (5) an increase of $0.3 million in loan servicing fees due to an increase in our servicing portfolio including fees from our MRC business; and (6) an increase of $0.1 million in other income.

Net Rental Income
At times, the Company takes ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds are the limited partners. The Company takes a 0.01% to 1% general partner interest in the Project Partnership, and the tax credit equity fund, which the Company may also consolidate, is typically the 99.99% to 99% limited partner. Net rental income represents income from the Project Partnerships that were consolidated by the Company effective March 31, 2004. Net rental income remained relatively unchanged for the three months ended June 30, 2005. Net rental income increased $6.6 million for the six months ended June 30, 2005 over the same period for 2004 due to three months of operations reflected in 2004 versus six months of operations in 2005.
Net Gain on Sales
	For the three months ended June 30,				For the six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
(in thousands)
Net gain on sale of loans	$1,251	8.5%	$1,730	17.6%	$965	5.1%	$2,410	24.9%
Net gain on sale of tax-exempt investments	5,159	35.0	1,013	10.3	6,073	31.8	1,205	12.4
Net gain on sale of investments in tax credit equity partnerships	5,723	38.9	379	3.9	6,564	34.4	2,814	29.0
Net gain on deconsolidation of tax credit equity partnerships	2,501	17.0	—	—	2,501	13.1	—	—
Net gain on derivatives	94	0.6	6,687	68.2	2,982	15.6	3,262	33.7

Total net gain on sales	$14,728	100.0%	$9,809	100.0%	$19,085	100.0%	$9,691	100.0%

Net gain on sales increased $4.9 million for the three months ended June 30, 2005, as compared to the same period in 2004, due primarily to: (1) a $0.5 million decrease in net gain on sale of loans primarily resulting from a reduction in gains from mortgage servicing rights assets; (2) a $4.2 million increase in net gain on sale of tax-exempt investments due to the repayment of nine tax-exempt bonds generating $5.2 million of gain versus the sale or repayment of four tax-exempt bonds in 2004 generating $1.0 million of gain; (3) a $3.4 million increase in net gain on sale of investments in tax credit equity partnerships resulting from fluctuations in the operating results and time held of certain Project Partnerships temporarily owned by the Company prior to sale to tax credit equity funds; (4) a $2.5 million increase in gain on deconsolidation of tax credit equity partnerships due to the deconsolidation of one tax credit equity fund in 2005 versus zero in 2004; (5) a $6.6 million decrease in net gain on derivatives primarily driven by market fluctuations in the value of the Company’s derivatives; and (6) a net increase of $1.9 million to net gain on sales related to the financing method and consolidation of the tax credit equity funds. This increase primarily relates to the elimination of the gains recorded on sales of investments in tax credit equity partnerships to consolidated tax credit equity funds and the gains recorded on the extinguishment of guarantees under the finance method.
Net gain on sales increased $9.4 million for the six months ended June 30, 2005, as compared to the same period in 2004, due primarily to: (1) a $1.5 million decrease in net gain on sale of loans primarily resulting from (i) a $1.1 million reduction in gains from mortgage servicing rights assets and (ii) a $0.4 million decrease in gains on loans due to an overall net decrease in production volume; (2) a $4.9 million increase in net gain on sale of tax-exempt investments due to the repayment or sale of fourteen tax-exempt bonds and one senior interest in a bond securitization generating $6.1 million of gain versus the sale or repayment of six tax-exempt bonds in 2004 generating $1.2 million of gain; (3) a $0.9 million increase in net gain on sale of investments in tax credit equity partnerships resulting from fluctuations in the operating results and time held of certain Project Partnerships temporarily owned by the Company prior to sale to tax credit equity funds; (4) a $2.5 million increase in gain on deconsolidation of tax credit equity partnerships due to the deconsolidation of one tax credit equity fund in 2005 versus zero in 2004; (5) a $0.3 million decrease in net gain on derivatives primarily driven by market fluctuations in the value of the Company’s derivatives; and (6) a net increase of $2.9 million to net gain on sales related to the financing method and consolidation of the tax credit equity funds. This increase primarily relates to the elimination of the gains recorded on sales of investments in tax credit equity partnerships to consolidated tax credit equity funds and the gains recorded on the extinguishment of guarantees under the financing method.

Operating Expenses
	For the three months ended June 30,				For the six months ended June 30,
	2005	%	2004	%	2005	%	2004	%
(in thousands)
Salaries and benefits	$19,839	64.3%	$20,460	68.5%	$37,688	63.1%	$36,044	71.2%
General and administrative	7,546	24.5	6,654	22.3	16,716	28.0	10,352	20.5
Professional fees	3,466	11.2	2,731	9.2	5,344	8.9	4,225	8.3

Total operating expenses	$30,851	100.0%	$29,845	100.0%	$59,748	100.0%	$50,621	100.0%

All line items in the table above include the effects of the financing method and the consolidation of tax credit equity funds. Total operating expenses increased $1.0 million for the three months ended June 30, 2005, over the same period for 2004 due primarily to: (1) a $0.7 million decrease in salaries and benefits resulting from, (i) a $2.6 million increase in salary, healthcare insurance and other compensation costs resulting from a 25% increase in headcount, offset by (ii) a $3.3 million decrease in bonus costs due to timing differences and changes in bonus structure; (2) a $1.6 million increase in general and administrative and professional fees due to an increase in the overall volume of Company business and increased accounting and consulting fees surrounding internal control compliance; and (3) an increase in operating expenses of $0.1 million, after giving effect for eliminations, related to the financing method and consolidation of certain tax credit equity funds. These operating expenses are primarily attributable to the consolidated Project Partnerships.
Total operating expenses increased $9.1 million for the six months ended June 30, 2005, over the same period for 2004 due primarily to: (1) a $0.9 million increase in salaries and benefits resulting from, (i) a $4.3 million increase in salary, healthcare insurance and other compensation costs resulting from a 25% increase in headcount, offset by (ii) a $0.9 million decrease in bonus costs due to timing differences and changes in bonus structure and (iii) a decrease of $2.5 million in compensation costs relating to our recently retired chief executive officer; (2) a $2.5 million increase in general and administrative and professional fees due to an increase in the overall volume of Company business and increased accounting and consulting fees surrounding internal control compliance; and (3) an increase in operating expenses of $5.7 million, after giving effect for eliminations, related to the financing method and consolidation of certain tax credit equity funds. These operating expenses are primarily attributable to the consolidated Project Partnerships.
Depreciation and Amortization
For the three months ended June 30, 2005, depreciation and amortization remained flat as compared to the same period in 2004. For the six months ended June 30, 2005, depreciation and amortization increased $1.9 million primarily due to six months of depreciation expense from the consolidated Project Partnerships versus three months of depreciation expense for the same period in 2004.
Impairments and Valuation Allowances Related to Investments
In accordance with the Company’s valuation and impairment policies, the Company recorded $0.6 million in impairment during the second quarter of 2005 related to a warehousing investment in a real estate operating partnership. The Company recorded other-than-temporary impairments totaling $0.4 million on one tax-exempt bond and two taxable loans with an aggregate face amount of $10.6 million during the three months ended June 30, 2004.
For the six months ended June 30, 2005, the Company recorded $1.4 million in impairments and valuation allowances related to a warehousing investment in a real estate operating partnership as well as one bond and one taxable loan with an aggregate face amount of $2.7 million. The Company recorded other-than-temporary impairments totaling $0.7 million for the six months ended June 30, 2004 primarily related to three tax-exempt bonds and two taxable loans.
The Company is continuing to evaluate the possibility of impairment related to certain transfers of interests in underlying debt and equity investments to MMA Affordable Housing, Inc. (“MMAH”) and MuniMae Foundation, Inc. (“MMF”). These transfers of interests were driven by underlying developer failure relating to the construction and management of the property partnerships. At this time, the facts and circumstances surrounding each investment and the possible outcomes are uncertain and no other-than-temporary impairment is probable or estimable. Accordingly, as of June 30, 2005, no other-than-temporary impairment has been recorded in the accompanying condensed consolidated income statement related to these investments.
Net Losses from Equity Investments in Partnerships
Net losses from equity investments in partnerships decreased $61.9 million for the three months ended June 30, 2005, as compared to the same period in 2004, due primarily to: (1) a decrease of $45.7 million in net losses from equity investments in partnerships resulting from the financing method and consolidation of certain tax credit equity funds driven by a decrease in the number of tax credit equity funds consolidated and (2) a $16.2 million decrease in losses primarily attributable to (i) a

$15.4 million increase in gains from investments in income-producing real estate operating partnerships related to the new MRC business and CAPREIT, Inc. and its affiliates (“CAPREIT”) and (ii) a $0.8 million decrease in losses related to warehousing investments in real estate operating partnerships.
Net losses from equity investments in partnerships decreased $27.7 million for the six months ended June 30, 2005, as compared to the same period in 2004, due primarily to: (1) a decrease of $9.9 million in net losses from equity investments in partnerships resulting from the financing method and consolidation of certain tax credit equity funds driven by a decrease in the number of tax credit equity funds consolidated; and (2) a $17.8 million decrease in losses primarily attributable to (i) a $17.1 million increase in gains from investments in income-producing real estate partnerships related to the new MRC business and CAPREIT and (ii) a $0.7 million decrease in losses related to warehousing investments in real estate operating partnerships.
Income Tax (Expense) Benefit
Income tax expense for the three months ended June 30, 2005, increased $4.1 million as compared to the same period in 2004 due to an increase in state tax liabilities, which was partially attributable to the MRC acquisition in the first quarter of 2005 and the deferred tax liability associated with equity investments in income-producing real estate partnerships in joint ventures with CAPREIT.
The Company had income tax expense of $3.0 million for the six months ended June 30, 2005 as compared to an income tax benefit of $2.3 million for the same period in 2004. The $5.3 million increase in expense is primarily attributable to an increase in the deferred tax liability associated with equity investments in income-producing real estate partnerships in joint ventures with CAPREIT.
Net Income Allocable to Minority Interest
Net income allocable to minority interest decreased $54.6 million and $15.9 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The decrease in income allocable to the limited partners in consolidated tax credit equity funds is primarily attributable to a decrease in the number of tax credit equity funds consolidated during 2005 as compared to 2004. The Company typically holds a 0.01% to 1% interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as net income allocable to minority interest in the condensed consolidated statement of income.
Discontinued Operations
For the three and six months ended June 30, 2005 and 2004, discontinued operations reflects no activity in the condensed consolidated statement of income. During January and March of 2005, certain Project Partnerships’ property was sold for net proceeds of $1.8 million. The Company holds a less than 1% general partnership interest in the Project Partnerships and therefore, the activities related to these properties, including the associated gain on disposal, are de minimis and no amount was recorded for the three and six months ended June 30, 2005.
Cumulative Effect of a Change in Accounting Principle
For the six months ended June 30, 2004, the Company recorded a cumulative effect of a change in accounting principle of $0.5 million as a result of the adoption of FIN 46R and the consolidation of certain tax credit equity funds.
Other Comprehensive Income
For the three and six months ended June 30, 2005, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and interests in bond securitizations available for sale was $12.9 million and $8.8 million, respectively. After a reclassification adjustment for gains of $5.2 million and $6.1 million, respectively, included in net income, other comprehensive income for the three and six months ended June 30, 2005, was $7.8 million and $2.8 million, respectively, and total comprehensive income was $31.3 million and $28.6 million, respectively.
Related Party Transactions
From time to time, borrowers have defaulted on their debt obligations to the Company. Some of these obligations were incurred in connection with the development of properties that collateralize the Company’s tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances, the Company has, after evaluating its options, chosen not to foreclose on the property. Instead, the Company has negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by certain officers of the Company, including MMAH and MMF. The Company has taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. The officers receive no monetary benefit from these transactions. Following the transfer of a property to, or replacement of the general partner with, such entity, that entity controls the defaulted or previously defaulted asset, which serves as collateral for the debt to the Company.
During 2005, certain developers opted or were required to transfer to the Company or an affiliate of the Company all of their rights and interests in eleven properties, as the developers had encountered substantial financial difficulties and/or had inadequately managed and supervised development of the underlying properties. Seven of the eleven properties were financed, in whole or in part, through equity investments from tax credit equity funds that the Company sponsored (including some from guaranteed funds) and tax-exempt bond or taxable loan investments held by the Company. Three of the eleven properties had no Company debt and were financed in part by equity investments from tax credit equity funds that the Company sponsored. One of the eleven properties had no equity investment sponsored by the Company and was financed in part by a tax-exempt bond investment and a taxable loan investment held by the Company. The general partner interests in ten of the property partnerships were transferred to MMAH. The sole member interest in one of the property partnerships that is a not-for-profit was transferred to MMF. The total carrying value of the Company’s investments in these properties was $61.8 million as of June 30, 2005.
The Company is continuing to evaluate the possibility of impairment related to all of the above-mentioned investments as each relates to the Company. At this time, the facts and circumstances surrounding each investment and the possible outcomes are uncertain. No other-than-temporary impairment is currently probable or estimable as no single outcome has a high probability of occurring. As of June 30, 2005, no other-than-temporary impairment has been recorded in the accompanying condensed consolidated income statement for these investments. However, certain of the tax-exempt bonds have been recorded at a fair value below amortized cost through a charge to other comprehensive income.
The Company is exposed to the following risks associated with the above-mentioned investments: (1) we could be required to provide loans to the partnerships in order to complete the construction or rehabilitation of certain properties and to achieve stabilization of those properties which are not substantially leased; (2) the tax-exempt bonds secured by properties held in these partnerships could become other-than-temporarily impaired resulting in a loss recorded in the income statement; (3) we could be called upon to make payments pursuant to our yield guarantees related to properties held in sponsored guaranteed funds; (4) a bankruptcy by or against the replaced general partners or the construction companies involved in these properties or its affiliates may give rise to additional claims concerning these partnerships; and (5) we may foreclose on the properties related to our debt investments, which foreclosure could result in losses to the Company.
The Company’s 2004 Form 10-K contains a detailed description of the Company’s related party transactions. There have been no other material changes since December 31, 2004 to the information related to the Company’s related party transactions.
Income Tax Considerations
The Company’s 2004 Form 10-K contains a detailed description of the Company’s income tax considerations. There has been no material change since December 31, 2004 to the information related to income tax considerations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change since December 31, 2004 to the information included in Item 7A of the Company’s 2004 Form 10-K.
Controls and Procedures
Based on their evaluation as of June 30, 2005, the Company’s management, including its Chief Executive Officer and President and its Chief Financial Officer, has concluded that the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f)) during the Company’s last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting.
Our on-going review and monitoring of internal control over financial reporting does not currently cover, and will not cover by the fiscal year ending December 31, 2005, MRC (formerly MONY Realty Capital, Inc.), which was acquired in February 2005 and Glaser, which was acquired in July 2005. By the end of this fiscal year, management will not be able to fully assess the effectiveness of internal control over financial reporting for these business units because MRC and Glaser were acquired by the Company during 2005, and management believes it will not be possible for it to conduct a complete assessment of the internal controls during the integration of these entities.

However, management has commenced its assessment of MRC’s internal control over financial reporting and will commence its assessment of Glaser’s internal control over financial reporting during the third quarter of 2005. Management expects to have completed its assessments by December 31, 2006, the date upon which management is required to have completed its assessments of MRC and Glaser under current law. These acquisitions are described in Notes 2 and 17 to our condensed consolidated financial statements.

PART II — OTHER INFORMATION
Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company’s purchases of common shares during the first quarter of 2005:

Issuer Purchases of Equity Security
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (1)
January 1, 2005 to January 31, 2005	—	$—	—	1,500,000
February 1, 2005 to February 28, 2005	—	—	—	1,500,000
March 1, 2005 to March 31, 2005	56,300	24.36	56,300	1,443,700

Total	56,300	$24.36	56,300	1,443,700

(1)	The Company announced on July 24, 2002, a share repurchase plan authorizing a repurchase of up to 1.5 million common shares.
There were no share repurchases during the second quarter of 2005.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the Company’s shareholders held on June 2, 2005, the shareholders voted on the election of certain members of the Company’s board of directors. The election of the directors was passed. The shareholders elected the following directors: Charles C. Baum (34,597,090 in favor and 260,679 abstaining), Mark K. Joseph (34,617,898 in favor and 239,871 abstaining) and Arthur S. Mehlman (34,625,395 in favor and 232,374 abstaining).

Item 6. Exhibits

10.1	Stock Purchase Agreement, dated June 8, 2005 (filed as part of the Company’s Current Report on Form 8-K filed June 8, 2005 and incorporated by reference herein).

10.2	Amended and Restated Credit Agreement, dated July 1, 2005, between MMA Mortgage Investment Corporation and U.S. Bank National Association (filed as part of the Company’s Current Report on Form 8-K filed July 7, 2005 and incorporated by reference herein).

31.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 2005	MUNICIPAL MORTGAGE & EQUITY, LLC
	By:	/s/ William S. Harrison
William Harrison
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10.1	Stock Purchase Agreement, dated June 8, 2005 (filed as part of the Company’s Current Report on Form 8-K filed June 8, 2005 and incorporated by reference herein).

10.2	Amended and Restated Credit Agreement, dated July 1, 2005, between MMA Mortgage Investment Corporation and U.S. Bank National Association (filed as part of the Company’s Current Report on Form 8-K filed July 7, 2005 and incorporated by reference herein).

31.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael L. Falcone, Chief Executive Officer, President and Director of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William S. Harrison, Chief Financial Officer of Municipal Mortgage & Equity, LLC Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.