Form 10-Q
period 2005-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2005-11-09
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from                      to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☑

The Registrant had 38,135,023 common shares outstanding as of November 1, 2005.

Municipal Mortgage & Equity, LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The disclosure in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains some forward looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Examples of forward-looking statements in this Quarterly Report include: (a) the Company’s expectations about the seasonality of its tax credit equity and tax exempt bond origination businesses, (b) the Company’s expectations as to the extension and/or renewal of certain of its credit facilities, (c) the Company’s expectation about the funding sources for the payment of the deferred consideration and the funding sources and amount of the contingent consideration for the acquisition of Glaser Financial Group, Inc., (d) the Company’s expectations as to its short- and long-term financing needs and potential sources and (e) the Company’s expectation about its interest rate swap transactions.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	changes in or failure to comply with applicable tax laws;

•	the availability of capital to fund operations;

•	the performance of multifamily housing developments and other investments;

•	the ability to acquire new investments;

•	changes in accounting principles generally accepted in the United States;

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate; and

•	other risk factors described by the Company in its current and periodic filings with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Tax-exempt bonds and interests in bond securitizations, net (Note 4)	$1,339,385	$1,275,748
Taxable bonds, net (Note 4)	23,670	9,205
Loans receivable, net (Note 5)	687,331	593,968
Loans receivable held for sale (Note 5)	45,868	27,766
Investment in partnerships (Note 6)	777,009	827,273
Derivative financial instruments (Note 7)	3,292	3,102
Cash and cash equivalents	64,514	92,881
Interest receivable	19,197	18,368
Restricted assets (Note 8)	114,078	72,805
Other assets	73,518	66,040
Land, building and equipment, net	169,117	182,773
Mortgage servicing rights, net	67,056	11,349
Goodwill	130,431	106,609
Other intangibles	28,172	22,443

Total assets	$3,542,638	$3,310,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable (Note 9)	$887,415	$880,224
Mortgage notes payable (Note 9)	109,627	132,237
Short-term debt (Note 9)	484,059	413,157
Long-term debt (Note 9)	139,041	164,014
Subordinate debentures (Note 10)	172,750	84,000
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability (Note 11)	209,861	186,778
Derivative financial instruments (Note 7)	2,861	4,923
Accounts payable and accrued expenses	29,224	35,003
Interest payable	17,359	19,266
Unearned revenue and other liabilities	125,994	74,176

Total liabilities	$2,346,191	$2,161,778

Commitments and contingencies (Note 12)
Minority interest in subsidiary companies	384,525	404,586
Preferred shareholders’ equity in a subsidiary company, liquidation preference of $73,000 at September 30, 2005 and December 31, 2004	71,031	71,031
Shareholders’ equity (Note 13):
Common shares, no par value (42,046,099 shares authorized, including 38,211,783 shares issued and outstanding, and 74,814 deferred shares at September 30, 2005 and 39,471,099 shares authorized, including 35,179,884 shares issued and outstanding, and 58,114 deferred shares at December 31, 2004)	752,212	681,227
Less common shares held in treasury at cost (181,015 and 124,715 shares at September 30, 2005 and December 31, 2004, respectively)	(3,987)	(2,615)
Less unearned compensation (deferred shares)	(6,346)	(4,145)
Accumulated other comprehensive loss	(988)	(1,532)

Total shareholders’ equity	740,891	672,935

Total liabilities and shareholders’ equity	$3,542,638	$3,310,330

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
INCOME
Interest income
Interest on bonds and interests in bond securitizations	$23,984	$22,765	$71,430	$63,609
Interest on loans	14,971	10,872	38,582	32,981
Interest on short-term investments	1,606	1,338	3,087	4,004

Total interest income	40,561	34,975	113,099	100,594

Fee income
Syndication fees	2,278	6,861	11,310	14,802
Origination and brokerage fees	1,539	1,665	3,384	5,429
Guarantee fees	3,967	2,093	10,942	5,452
Asset management and advisory fees	7,588	1,685	18,618	9,818
Loan servicing fees	3,450	1,059	6,022	3,316
Other income	2,883	813	5,647	3,371

Total fee income	21,705	14,176	55,923	42,188

Net rental income	4,828	5,151	16,950	10,290

Total income	67,094	54,302	185,972	153,072

EXPENSES
Interest expense	19,907	16,937	55,726	49,304
Interest expense on debentures and preferred shares (Note 10)	6,818	4,769	18,130	11,819
Salaries and benefits	22,227	17,759	59,915	53,742
General and administrative	6,179	7,148	22,895	17,390
Professional fees	2,615	2,464	7,959	6,673
Depreciation and amortization	6,384	3,681	14,115	9,412

Total expenses	64,130	52,758	178,740	148,340

Net gain on sale of loans	4,796	406	5,761	2,816
Net gain (loss) on sale of tax-exempt investments	442	(660)	6,515	545
Net gain on sale of investments in tax credit equity partnerships	2,494	125	9,058	2,939
Net gain on deconsolidation of tax credit equity partnerships	46	—	2,547	—
Net gain (loss) on derivatives	(1,563)	(3,245)	1,419	18
Impairments and valuation allowances	(1,951)	(2,646)	(3,317)	(3,376)
Income before income tax benefit (expense), net loss allocable to minority interest, net losses from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	7,228	(4,476)	29,215	7,674
Income tax benefit (expense)	865	(73)	(2,170)	2,264
Net loss allocable to minority interest	13,135	52,000	74,048	128,790
Net losses from equity investments in partnerships	(10,291)	(46,754)	(64,347)	(128,676)

Income from continuing operations	10,937	697	36,746	10,052
Discontinued operations (Note 16)	9,480	10,865	9,480	10,865

Income before cumulative effect of a change in accounting principle	20,417	11,562	46,226	20,917
Cumulative effect of a change in accounting principle	—	—	—	520

Net income	$20,417	$11,562	$46,226	$21,437

(Continued)

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per common share:
Earnings from continuing operations	$0.29	$0.02	$0.98	$0.29
Discontinued operations	0.25	0.31	0.25	0.31
Cumulative effect of a change in accounting principle	—	—	—	0.02

Basic earnings per common share	$0.54	$0.33	$1.23	$0.62

Weighted average common shares outstanding	38,064,377	34,927,975	37,628,566	34,343,492
Diluted earnings per common share:
Earnings from continuing operations	$0.28	$0.02	$0.96	$0.29
Discontinued operations	0.24	0.31	0.25	0.31
Cumulative effect of a change in accounting principle	—	—	—	0.02

Diluted earnings per common share	$0.52	$0.33	$1.21	$0.62

Weighted average common shares outstanding	38,982,520	35,267,697	38,259,217	34,696,146

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income	$20,417	$11,562	$46,226	$21,437
Other comprehensive (loss) income:
Unrealized gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(1,779)	8,519	7,059	4,113
Reclassification adjustment for gains included in net income	(442)	(1,733)	(6,515)	(2,938)

Other comprehensive (loss) income	(2,221)	6,786	544	1,175

Comprehensive income	$18,196	$18,348	$46,770	$22,612

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares	Treasury Shares	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2005	$681,227	$(2,615)	$(4,145)	$(1,532)	$672,935
Net income	46,226	—	—	—	46,226
Unrealized gains on investments, net of reclassifications	—	—	—	544	544
Distributions	(52,851)	—	—	—	(52,851)
Purchase of treasury shares	—	(1,372)	—	—	(1,372)
Options exercised	2,466	—	—	—	2,466
Issuance of common shares	64,892	—	—	—	64,892
Deferred shares issued under the Non-Employee Directors’ Share Plans	407	—	—	—	407
Deferred share grants	9,848	—	(9,848)	—	–
Amortization of deferred compensation	—	—	7,647	—	7,647
Net tax expense from exercise of options and vesting of deferred shares	(3)	—	—	—	(3)

Balance, September 30, 2005	$752,212	$(3,987)	$(6,346)	$(988)	$740,891

	Common Shares	Treasury Shares
SHARE ACTIVITY:
Balance, January 1, 2005	35,113,283	124,715
Options exercised	141,450	—
Purchase of treasury shares	(56,300)	56,300
Issuance of common shares	2,575,000	—
Issuance of common shares under employee share incentive plans	314,684	—
Deferred shares issued under the Non-Employee Directors’ Share Plans	17,465	—

Balance, September 30, 2005	38,105,582	181,015

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,226	$21,437
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to subsidiary preferred shareholders	2,837	—
Cumulative effect of a change in accounting principle	—	(520)
Net holding gains on trading securities	(2,252)	(3,436)
Impairments and valuation allowances related to investments	4,203	3,376
Amortization of guarantee liability	(7,761)	(3,748)
Net gain on sales, including discontinued operations	(30,814)	(17,165)
Net gain on deconsolidation of tax credit equity partnerships	(2,547)	—
Loss from investments in partnerships	64,347	127,985
Minority interest income	(76,885)	(128,427)
Net amortization of premiums, discounts and fees on investments	(7,321)	(3,794)
Depreciation, accretion and amortization	16,908	14,442
Deferred income taxes	(868)	(3,021)
Deferred share compensation expense	7,647	2,882
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	407	245
Net change in assets and liabilities:
Increase in interest receivable	(817)	(2,006)
Decrease (increase) in other assets	2,625	(15,266)
Increase in accounts payable, accrued expenses and other liabilities	3,799	14,721
Decrease in loans held for sale	10,234	12,553

Net cash provided by operating activities	29,968	20,258

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bonds and interests in bond securitizations	(259,408)	(282,603)
Loan originations	(296,263)	(243,900)
Acquisition of assets and businesses, net of cash acquired	(58,587)	—
Purchases of property and equipment	(11,490)	(4,507)
Net investment in restricted assets	(53,734)	7,635
Principal payments received	215,292	139,167
Proceeds from the sale of investments	198,335	110,517
Distributions received from investments in partnerships	29,560	5,629
Net investments in partnerships	(304,220)	(245,235)

Net cash used in investing activities	(540,515)	(513,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from credit facilities	1,000,327	924,886
Repayment of credit facilities	(980,296)	(748,953)
Proceeds from tax credit syndication investors	316,990	196,599
Proceeds from short-term debt	285,005	57,220
Repayment of short-term debt	(214,103)	(1,408)
Proceeds from long-term debt	107,827	85,140
Repayment of long-term debt	(44,056)	(16,555)
Purchase of treasury shares	(1,372)	—
Issuance of common shares	64,892	52,506
Proceeds from stock options exercised	2,466	3,576
Distributions to common shares	(52,851)	(46,814)
Distributions to preferred shareholders in a subsidiary company	(2,649)	—

Net cash provided by financing activities	482,180	506,197

Net (decrease) increase in cash and cash equivalents	(28,367)	13,158
Cash and cash equivalents at beginning of period	92,881	50,826

Cash and cash equivalents at end of period	$64,514	$63,984

(Continued)

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$72,586	$60,039

Income taxes paid	$1,044	$4

Non-cash activity related to VIEs under FIN 46:
Loans receivable	$11,461	$—
Investment in partnerships	225,177	1,265,623
Restricted assets	19,461	134,228
Other assets	1,165	17,939
Land, building and equipment, net	18,949	166,360
Notes payable	65,922	208,655
Mortgage notes payable	23,476	123,900
Accounts payable, accrued expenses and other liabilities	5,640	35,277
Minority interest in subsidiary companies	181,175	1,179,915
Accumulated other comprehensive income	—	61
Non-cash investing and financing activities:
Debt and other liabilities assumed in the acquisition of businesses	89,935	—

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds; however, the multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for federal income tax purposes.

The Company also engages in real estate finance activities that generate income that is includable for federal income tax purposes. These include the origination of, investment in and servicing of investments in multifamily housing, and sourcing, underwriting, structuring and managing of commercial real estate investments, both for the Company’s own account and on behalf of third parties. The Company is also a low-income housing tax credit syndicator, whereby it acquires and transfers to investors interests in partnerships that receive and distribute low-income housing tax credits to investors. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.

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

The results of consolidated operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. The operating results from the Company’s tax credit equity syndication business are expected to fluctuate based on seasonal patterns. The highest production volumes from the tax credit business generally occur in the second half of the fiscal year. However, corresponding increases in revenues are not necessarily the resulting effect as syndication revenues earned in association with consolidated tax credit equity funds are eliminated in consolidation. Seasonality in tax-exempt bond originations generally results in higher volume in the second half of the fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and, in the opinion of management, contain all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of the results for the periods presented. These results have been determined on the basis of accounting principles and policies discussed in Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Company’s 2004 Form 10-K”). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-K. Certain 2004 amounts have been reclassified to conform to the 2005 presentation with no effect on previously reported net income or shareholders’ equity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“SFAS 123R”). SFAS 123R requires the Company to expense grants made under the share option and employee share purchase plan programs. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. In April 2005, the SEC approved a new rule for public companies that delays the effective date of SFAS 123R such that the Company must adopt it no later than January 1, 2006. Upon adoption of SFAS 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated statements of income. The Company is continuing to evaluate the impact of this standard and expects that implementation of SFAS No. 123R will have no material effect on its reported financial condition or results of operations.

In June 2005, the FASB ratified the consensus in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. To promote consistency in applying this guidance to corporate entities and those entities that hold real estate:

•	the EITF amended Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Interest Shareholder or Shareholders Have Certain Approval or Veto Rights” (“Issue 96-16”), and

•	the FASB staff issued FASB Staff Position (“FSP”) No. 78-9-1 (“FSP 78-9-1”), which amends the American Institute of Public Accountants (“AICPA”) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” to reflect the consensus reached in Issue 04-5.

The effective date for applying the guidance in Issue 04-5 and FSP 78-9-1 (1) was June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and (2) is no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Thus far, the impact of Issue 04-5 has had no effect on the Company’s financial statements. The Company will continue to evaluate the impact of Issue 04-5 throughout the remainder of 2005.

NOTE 2—SHARE-BASED EMPLOYEE COMPENSATION

The Company accounts for both the non-employee director share plans and the employee share incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, since grants have been made at fair value, no compensation expense has been recognized for the options issued under the plans for the nine months ended September 30, 2005 and 2004. SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), requires the Company to make certain disclosures as if the compensation expense for the Company’s plans had been determined based on the fair value on the date of grant for awards under those plans. Using the Black Scholes option-pricing model, the Company estimated the fair value of each option awarded during the nine months ended September 30, 2005 and 2004 based on the fair value recognition provisions of statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by FAS 148. The estimated fair values of options awarded were de minimis and would have no impact on the earnings per share calculation for the three or nine months ended September 30, 2005 and 2004.

NOTE 3—ACQUISITIONS

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

Additionally, as part of the purchase agreement, the Company committed to invest $25.0 million in a real estate partnership in which MRC is already a general partner. This interest was acquired by the Company upon its acquisition of MRC. The Company is required to invest the remainder of the $25.0 million commitment on or prior to the third anniversary of the closing date of the acquisition. As of September 30, 2005, the Company had funded $9.2 million of its commitment.

On July 1, 2005, the Company completed the acquisition of all the outstanding capital stock of Glaser Financial Group, Inc. (“Glaser”). Glaser was a full service commercial mortgage banker that arranged financing predominately in the upper Midwest for multifamily, senior housing and commercial real estate through Fannie Mae DUS, Freddie Mac, HUD/FHA, conventional and conduit funding sources. The purchase price included a combination of cash and common shares and could total approximately $68.5 million assuming certain performance metrics are achieved. The initial portion of cash purchase price was financed primarily through the sale of approximately $38.8 million in Trust Preferred Securities (see Note 10). The remainder of the initial cash purchase price was funded through cash on hand.

The Glaser acquisition has been accounted for as a purchase. The total purchase price, excluding contingent consideration, was $63.5 million, which includes: (i) the initial cash purchase price of $50.0 million, (ii) three deferred payments of at least $4.0 million on each of the first three anniversaries of the closing date (fair value of $10.2 million) (the “Deferred Purchase Price”), (iii) $1.0 million for reimbursement of additional working capital and (iv) capitalized acquisition costs of $0.5 million. Additionally, there is contingent consideration that may be payable on the third anniversary of the closing date in the event that specified levels of operating performance are achieved. The contingent consideration was not recorded at the acquisition date as it will be recorded once the contingency is resolved.

The Company allocated the purchase price of its acquisition to the tangible assets, liabilities and identified intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Of the total purchase price for Glaser, approximately $23.5 million was allocated to goodwill. The Deferred Purchase Price of $10.2 million is included in unearned revenue and other liabilities in the purchase price allocation below. The factors considered in allocating the purchase price, including goodwill, included the Company’s valuation, which focused on Glaser’s historical and projected cash flows as well as its business prospects and strategic value. The total purchase price is subject to adjustments as the result of finalizing certain post-acquisition adjustments primarily related to the contingent consideration. The purchase price was allocated as follows:

(in thousands)
Assets
Loans receivable held for sale	$46,746
Cash and cash equivalents	9,267
Other assets	963
Mortgage servicing rights, net	53,968
Goodwill	23,504
Other intangibles	5,066

Total assets	$139,514

Liabilities
Short-term debt	$53,267
Accounts payable, accrued expenses and interest payable	986
Unearned revenue and other liabilities	34,725

Total liabilities	$88,978

Net cash paid	$50,536

Of the total purchase price, approximately $5.1 million was allocated to intangible assets. Of this amount, $4.0 million relates to a license agreement with an indefinite life, $1.0 million relates to loans in process of origination, and $50,000 relates to non-compete agreements. The license will be classified as an indefinite-lived asset, and therefore, will not be subject to amortization. Loans in the process of origination are amortized to net gain on sale of loans as the related transactions close, all of which are expected to close within the next twelve months. The Company recognized amortization of $0.7 million for the period ended September 30, 2005 related to loans in process of origination.

The pro forma financial information reflects pro forma adjustments that are based upon available information and which management believes is reasonable. The pro forma financial information does not necessarily reflect the results of operations or financial position of the Company that actually would have resulted had the acquisition occurred on the assumed date. The pro forma financial information is based on historical results of the combined entities and is not necessarily indicative of results that will be achieved by the combined entities in the future. Some factors that may result in differences between the pro forma financial information and actual results are: changes in the financial performance of the acquired businesses, synergy savings in the combined entity and the risk factors identified in the Company’s periodic and current reports filed pursuant to the Exchange Act.

The condensed consolidated statements of income for the three and nine months ended September 30, 2005 include the results of operations of Glaser from the date of acquisition. The following table reflects the pro forma results of operations for the three and nine months ended September 30, 2005 and 2004 as if the acquisition had been completed as of the beginning of the period presented:

	Three months ended,		Nine months ended,
(in thousands, except per share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Total income	$67,094	$58,538	$192,969	$164,104
Income from continuing operations	$11,401	$1,907	$35,949	$11,192
Net income	$20,881	$12,772	$45,429	$22,577
Income from continuing operations per common share
Basic	$0.30	$0.05	$0.95	$0.33
Diluted	$0.29	$0.05	$0.94	$0.33
Net income per common share
Basic	$0.55	$0.37	$1.20	$0.66
Diluted	$0.54	$0.36	$1.19	$0.65

NOTE 4—TAX-EXEMPT BONDS, TAXABLE BONDS AND INTERESTS IN BOND SECURITIZATIONS

The Company originates investments in tax-exempt and taxable bonds both for its own account and for others. Tax-exempt and taxable bonds are issued by state and local government authorities to finance multifamily housing developments or other types of real estate, including land infrastructure development. The multifamily bonds are secured primarily by non-recourse mortgage loans on affordable and market rate multifamily housing, while the land infrastructure bonds are secured by property or sales tax liens and other assessments on the district. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments.

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

As of September 30, 2005 and December 31, 2004, the Company held tax-exempt bonds with a fair value of $1,339.4 million and $1,275.7 million, respectively, and taxable bonds with a fair value of $23.7 million and $9.2 million, respectively. The following tables summarize the bonds by type as of each such date.

	September 30, 2005
(in thousands)	Face Amount	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Non-participating tax-exempt bonds	$1,185,105	$1,166,657	$27,807	$(43,133)	$1,151,331
Participating tax-exempt bonds	128,234	127,672	5,474	(13,210)	119,936
Subordinate non-participating tax-exempt bonds	6,550	6,372	210	(1,008)	5,574
Subordinate participating tax-exempt bonds	60,530	35,799	23,643	(345)	59,097
Interests in securitization trusts	3,892	3,880	11	(444)	3,447
Taxable bonds	23,907	23,622	50	(2)	23,670

Total	$1,408,218	$1,364,002	$57,195	$(58,142)	$1,363,055

	December 31, 2004
(in thousands)	Face Amount	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Non-participating tax-exempt bonds	$1,127,291	$1,102,554	$30,836	$(44,156)	$1,089,234
Participating tax-exempt bonds	128,484	127,853	5,515	(10,923)	122,445
Subordinate non-participating tax-exempt bonds	6,562	6,383	184	(936)	5,631
Subordinate participating tax-exempt bonds	60,530	35,799	20,310	(1,334)	54,775
Interests in securitization trusts	4,698	4,687	36	(1,060)	3,663
Taxable bonds	9,489	9,205	—	—	9,205

Total	$1,337,054	$1,286,481	$56,881	$(58,409)	$1,284,953

During the nine months ended September 30, 2005, the Company invested in tax-exempt bonds with a face amount of $247.0 million and a purchase price of $244.8 million. Of the total face amount of $247.0 million, $180.3 million represents the Company’s new primary investments (bonds which the Company originated) and $66.7 million reflects new secondary market investments (previously issued securities purchased from third parties).

The Company structures some tax-exempt bonds so that the borrower makes draws on the bonds throughout the construction period (“draw down bonds”). In the year these bonds are originated, the total draws for the year are reported as new primary investments. The Company originated a face amount of $46.8 million in new draw down bonds during the nine months ended September 30, 2005. The Company also funded additional draws of $39.0 million on existing tax-exempt draw down bonds, increasing the face amount of these bonds to $129.8 million as of September 30, 2005.

Nineteen tax-exempt bonds with an amortized cost of $182.5 million were redeemed or sold during the nine months ended September 30, 2005. The Company recognized an aggregate gain of $6.5 million in connection with these redemptions and sales. Of the $182.5 million, seven bonds that were in a bond securitization and five bonds that were wholly owned with an amortized cost of $130.7 million and $8.6 million, respectively, were redeemed during the nine months ended September 30, 2005, resulting in a gain totaling $4.9 million. Two bonds that were in a bond securitization, four bonds that were wholly owned and one senior interest in a bond securitization with an amortized cost of $13.0 million, $28.7 million and $1.5 million, respectively, were sold during the nine months ended September 30, 2005, resulting in a gain totaling $1.6 million.

In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise would be available to the Company without the posting of additional collateral, the Company has pledged additional bonds to various pools that act as collateral for senior interests in certain securitization trusts. From time to time, the Company pledges bonds as collateral for letters of credit, lines of credit, warehouse lending arrangements, other investments and derivative agreements. In addition, at times the Company pledges collateral when providing a guarantee in connection with the syndication of tax credit equity funds. At September 30, 2005 and December 31, 2004, the total carrying amount of the tax-exempt bonds pledged as collateral was $541.7 million and $537.0 million, respectively. At September 30, 2005 and December 31, 2004, the total carrying amount of taxable bonds pledged as collateral was $22.0 million and $0, respectively.

During the nine months ended September 30, 2005, the Company recorded an other-than-temporary impairment of $1.6 million on two tax-exempt bonds with an aggregate face amount of $10.0 million. During the nine months ended September 30, 2004, the Company recorded an other-than-temporary impairment of $3.3 million on four tax-exempt bonds with an aggregate face amount of $25.4 million.

The Company places delinquent bonds on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At September 30, 2005 and December 31, 2004, there were $162.9 million and $108.1 million (face value), respectively, of bonds on non-accrual status.

NOTE 5—LOANS RECEIVABLE

The Company’s loans receivable and loans receivable held for sale consist primarily of construction loans, taxable permanent loans, taxable supplemental loans and other taxable loans. Supplemental loans include pre-development loans, bridge loans and other loans. The following table summarizes loans receivable by loan type at September 30, 2005 and December 31, 2004.

(in thousands)	September 30, 2005	December 31, 2004
Loan Type:
Construction loans	$525,962	$503,745
Taxable permanent loans	45,868	27,766
Supplemental loans	73,056	62,079
Other taxable loans	93,065	31,104

	737,951	624,694

Allowance for loan losses	(4,752)	(2,960)

Total	$733,199	$621,734

The Company had loans receivable held for sale of $45.9 million and $27.8 million at September 30, 2005 and December 31, 2004, respectively. These loans committed for sale are sold to Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association (“GNMA”) and third party conduit lenders. The carrying values of these loans approximate their fair values.

The Company pledges loans as collateral for the Company’s notes payable, warehouse lending arrangements and line of credit borrowings. In addition, in order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional taxable loans to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. At September 30, 2005 and December 31, 2004, the total carrying amount of the loans receivable pledged as collateral was $617.2 million and $548.0 million, respectively.

The Company places delinquent loans on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. At September 30, 2005 and December 31, 2004, there were $67.3 million and $77.4 million (face value), respectively, of loans on non-accrual status.

NOTE 6—INVESTMENT IN PARTNERSHIPS

The Company’s investments in partnerships primarily consist of equity interests in real estate operating partnerships and equity investments in income-producing real estate partnerships. The Company’s investments in partnerships are accounted for using the equity method. The following table summarizes investments in partnerships by major category at September 30, 2005 and December 31, 2004:

(in thousands)	September 30, 2005	December 31, 2004
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$457,965	$563,310
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships (2)	155,113	149,078
Investment in real estate operating partnerships—warehousing (3)	80,265	43,873
Investment in CAPREIT (4)	69,681	70,351
Investments in real estate operating partnerships—MRC (5)	10,777	—
Other investments in partnerships (6)	3,208	661

	$777,009	$827,273

(1)	As a result of FASB Interpretation No. 46 (Revised) (“FIN 46R”), the Company must include on its balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in limited partnership interests in real estate operating partnerships (“Project Partnerships”).

(2)	These investments are real estate operating partnerships owned by tax credit equity funds where the Company provides a guarantee or otherwise has continuing involvement in the underlying assets of the fund. As a result of the guarantee, the Company includes the assets of the funds in its consolidated balance sheets until such time as the Company’s guarantee expires.

(3)	The Company acquires, through limited partnership interests, equity interests, which typically represent a 99.0% interest in properties expected to earn tax credits. When the Company has a sufficient number of such limited partnership interests and has identified tax credit investors, it transfers those interests to a tax credit equity fund for the investors’ benefit. The Company typically owns these partnership interests for three to nine months before they are transferred to a tax credit equity fund.

(4)	The Company makes equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates.

(5)	The Company makes equity investments in income-producing real estate partnerships through MRC and its affiliates.

(6)	Other investments in partnerships primarily relate to a joint venture and other real estate investments from the Company’s tax credit equity segment.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2005 and December 31, 2004, the Company’s derivative financial instruments consisted of interest rate swaps, put option contracts, total return swaps and loan commitments.

In March 2005, the Company entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from the Company or a third party and hold the bonds for a minimum of 30 days. The Company will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether the bonds are purchased by the Company or not, the Company will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market values from the date of purchase to the date of swap termination. The arrangement is considered a derivative transaction and is included in the balance of the total return swaps in the table below. The total maximum notional amount of the swap is $50.0 million, based on the underlying value of the bonds held by the counterparty. The Company will receive a 1.50% annual fee on the outstanding notional amount of the swap. During the term of the swap, the Company is required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. The arrangement has a maturity date of January 23, 2017. As of September 30, 2005, the Company had two swaps outstanding under this arrangement with a total notional amount of $9.6 million.

In June 2005, the Company terminated interest rate swap contracts with a total notional amount of $35.0 million. The Company recorded a net gain of $1.5 million on the termination of these interest rate swaps. In addition, the Company in conjunction with a new non-revolving term financing facility (see Note 9) entered into a new interest rate swap contract with a total notional amount of $18.4 million and an effective date in July 2005. The total notional amount of this contract is expected to increase to $22.0 million in the fourth quarter of 2005. In addition to the above-mentioned interest rate swaps, the Company entered into two other interest rate swaps with a total notional amount of $16.9 million in February 2005, and one additional interest rate swap with a notional amount of $75.0 million in September 2005.

The following table provides certain information with respect to the derivative financial instruments held by the Company at September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	Notional Amount	Fair Value (1)		Notional Amount	Fair Value (1)
(in thousands)		Assets	Liabilities (2)		Assets	Liabilities (2)
Interest rate swap agreements (3)	$431,262	$3,292	$(2,529)	$286,015	$3,102	$(4,878)
Total return swaps (4)	32,760	—	(103)	38,200	—	—
Put option agreements (5)	101,155	—	—	105,610	—	(45)
Loan commitments (6)	74,369	—	(229)	—	—	—

Total derivative financial instruments		$3,292	$(2,861)		$3,102	$(4,923)

(1)	The amounts disclosed represent the net fair values of all the Company’s derivatives at the reporting date.

(2)	The aggregate negative fair value of the investments is included in liabilities for financial reporting purposes.

(3)	For the interest rate swap agreements, notional amount represents the total amount of the Company’s interest rate swap contracts ($431,262 as of September 30, 2005 and $320,975 as of December 31, 2004) less the total amount of the Company’s reverse interest rate swap contracts ($0 as of September 30, 2005 and $34,960 as of December 31, 2004).

(4)	For the total return swaps, the notional amount represents the total amount of the Company’s total return swap contracts.

(5)	For put option agreements, the notional amount represents the Company’s aggregate obligation under the put option agreements.

(6)	Loan commitments represent agreements to replace construction loans with longer-term financing originated by the Company.

NOTE 8—RESTRICTED ASSETS

Restricted assets includes cash and cash equivalents summarized by major category in the table below at September 30, 2005 and December 31, 2004:

(in thousands)	September 30, 2005	December 31, 2004
Tax credit equity fund cash (1)	$71,779	$49,069
Margin call deposits (2)	2	452
Collateral for securitization programs (3)	17,000	17,000
Guaranteed fund collateral (4)	18,100	1,700
Other cash collateral (5)	7,197	4,584

	$114,078	$72,805

(1)	Under the financing method of accounting for guaranteed tax credit equity funds and due to the consolidation of certain other funds in accordance with FIN 46R, the Company reports the restricted cash of the funds in the Company’s consolidated balance sheet. The cash is to be used primarily for investments by the consolidated funds into partnerships and other approved uses as set out in the funds’ partnership agreements.

(2)	Under the terms of the Company’s interest rate swap agreements with counterparties, the Company is required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. The Company must make margin call deposits when the total fair value of the Company’s outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million.

(3)	In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company without the posting of additional collateral, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts. From time to time, the Company may also post cash or cash equivalents to this pool.

(4)	Under the terms of investor return floor agreements with Merrill Lynch related to certain guaranteed tax credit equity funds, the Company is required to post upfront collateral. The total collateral includes $8.6 million in cash collateral, $8.5 million of investments in third party floating rate trust securities, and $1.0 million of tax credit equity fund reserves.

(5)	From time to time, the Company may elect to pledge collateral in connection with other guarantees, first loss positions and leases or on behalf of its customers in order to facilitate credit and other collateral requirements. Collateral posted on behalf of its customers is considered temporary and the Company expects to be fully reimbursed.

NOTE 9—NOTES PAYABLE AND DEBT

The Company’s notes payable consist primarily of notes payable and advances under line of credit arrangements which are used to: (1) finance lending activities; (2) finance working capital needs; and (3) warehouse real estate operating partnerships before they are placed into tax credit equity funds. Notes payable also includes factored and mortgage notes payable reflected on the Company’s condensed consolidated balance sheets as a result of consolidating certain tax credit equity funds pursuant to FIN 46R. The factored notes payable are obligations of the limited partners (investors) of the tax-credit funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by the Company. The mortgage notes payable are obligations of Project Partnerships, in which the Company is the general partner, and are non-recourse and not guaranteed by the Company. The Company’s short- and long-term debt relates to securitization transactions and other financing transactions that the Company has recorded as borrowings. The following table summarizes notes payable and debt at September 30, 2005 and December 31, 2004:

(in thousands)	Total of Facilities (1)		September 30, 2005	December 31, 2004
Short-term notes payable	N/A		$191,833	$193,311
Lines of credit	$597,000	(2)	282,714	307,306
Short-term debt	N/A		484,059	413,157

Total short-term notes payable and debt			958,606	913,774

Long-term notes payable	N/A		145,496	173,440
Lines of credit	$302,000		146,088	14,080
Long-term debt	N/A		139,041	164,014

Total long-term notes payable and debt			430,625	351,534

Factored notes payable			121,284	192,087
Mortgage notes payable			109,627	132,237

Total notes payable and debt			$1,620,142	$1,589,632

(1)	As of September 30, 2005.

(2)	$39.0 million of these facilities are reserved for letters of credit.

The Warehousing Credit and Security Agreement with Residential Funding Corporation expired on October 31, 2005, and the principal thereunder was paid in full.

During the second quarter of 2005, the Company entered into a new term financing facility of up to $22.0 million with Compass Bank. The facility is secured by certain taxable bonds and has a maturity date of May 1, 2010. Interest accrues at LIBOR plus a spread. In connection with this facility, the Company entered into certain interest rate swap agreements (see Note 7).

During the third quarter of 2005, the Company entered into a revolving warehouse facility of up to $30.0 million with SunTrust Bank. The facility is secured by taxable bonds and loans held, and it matures on August 31, 2008. Interest accrues on this facility at the London Interbank Offer Rate (“LIBOR”) plus a spread.

In November 2005, the Company amended and restated a $140.0 million existing warehouse line with Bank of America, N.A. extending the maturity of the line one year.

In connection with the Glaser acquisition, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) effective as of July 1, 2005 with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provided for revolving loans to the Company to finance specified types of mortgage loans, investments and advances in an amount of up to $255.0 million, subject to sub-limits for particular classifications of borrowings. The revolving loans have varying maturities of up to 90 days as agreed upon between the Company and U.S. Bank. Depending on the type of borrowing, revolving loans bear interest at either U.S. Bank’s prime rate or a floating rate, reset daily, equal to the one-month LIBOR rate plus a spread. The revolving loans are secured by a first priority lien on specified loans, mortgages, investments and advances financed under the Credit Agreement. In September 2005, the Company extended the term of the facility from September 30, 2005 to November 18, 2005 with a reduction in the committed amount from $255.0 million to $110.0 million. The Company expects to complete negotiation on the renewal of the Credit Agreement before the expiration of the extension.

Covenant Compliance

Under the terms of the various credit facilities, the Company is required to comply with financial covenants including net worth, interest coverage, leverage, collateral and other terms and conditions.

As of September 30, 2005, the Company was in compliance with all material financial covenants in its credit facilities.

NOTE 10—SUBORDINATE DEBENTURES

In 2005, MMA Financial Holdings, Inc., a consolidated indirect wholly-owned subsidiary of the Company (“MFH”), formed MFH Capital Trust II (“MFH Trust II”) and MFH Capital Trust III (“MFH Trust III”) as unconsolidated special purpose financing entities.

8.05% Subordinate Debentures Purchased by MFH Trust II

On March 15, 2005, MFH Trust II sold $50.0 million of its 8.05% preferred securities, liquidation amount of $1,000 per preferred security, guaranteed by MFH and the Company (the “MFH Trust II Preferred Securities”) to qualified institutional investors. The MFH Trust II Preferred Securities bear interest at an annual rate of 8.05% through the interest payment date in March 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to three month LIBOR plus 3.30% per annum of the liquidation amount and may be redeemed in whole or in part beginning on March 30, 2010. Cash distributions on the MFH Trust II Preferred Securities are paid quarterly.

MFH Trust II used the proceeds from the offering to purchase 8.05% junior subordinated debentures issued by MFH with substantially the same economic terms as the MFH Trust II Preferred Securities that are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt (the “8.05% Debentures”). MFH used the net proceeds from the issuance of the 8.05% Debentures to (a) repay a portion of a loan from an affiliate, (b) repay other indebtedness of MFH and its affiliates and (c) for general corporate purposes. MFH Trust II can make distributions to holders of the MFH Trust II Preferred Securities only if MFH makes payments on the 8.05% Debentures. MFH Trust II must redeem the MFH Trust II Preferred Securities when and to the extent the 8.05% Debentures are paid at maturity (March 30, 2035) or earlier redeemed.

7.62% Subordinate Debentures Purchased by MFH Trust III

On June 28, 2005, MFH Trust III sold $38.8 million of its 7.62% preferred securities, liquidation amount of $1,000 per preferred security, guaranteed by MFH and the Company (the “MFH Trust III Preferred Securities,” and together with the MFH Trust II Preferred Securities, the “Trust Preferred Securities”) to qualified institutional investors. The MFH Trust III Preferred Securities bear interest at an annual rate of 7.62% through the interest payment date in June 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to three month LIBOR plus 3.30% per annum of the liquidation amount and may be redeemed in whole or in part beginning on July 30, 2010. Cash distributions on the MFH Trust III Preferred Securities are paid quarterly.

MFH Trust III used the proceeds from the offerings to purchase 7.62% junior subordinated debentures issued by MFH with substantially the same economic terms as the MFH Trust III Preferred Securities that are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt (the “7.62% Debentures,” and together with the 8.05% Debentures, the “Debentures”). MFH used the net proceeds from the issuance of the 7.62% Debentures to fund a portion of the acquisition of Glaser (described above in Note 3). MFH Trust III can make distributions to holders of the MFH Trust III Preferred Securities only if MFH makes payments on the 7.62% Debentures. MFH Trust III must redeem the MFH Trust III Preferred Securities when and to the extent the 7.62% Debentures are paid at maturity (July 30, 2035) or earlier redeemed.

The Debentures are included in the accompanying condensed consolidated balance sheets as a long-term liability at the liquidation preference of $88.8 million. In addition, net offering costs of $2.9 million related to the Trust Preferred Securities are recorded as debt issuance costs and included in other assets in the accompanying condensed consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying condensed consolidated income statement over a 30-year period based on the call option of the preferred shares.

NOTE 11—TAX CREDIT EQUITY GUARANTEE LIABILITY

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

(in thousands)
Balance at January 1, 2005	$186,778
Amortization	(7,761)
Expiration of guarantees	(48,147)
Limited partners’ capital contributions	78,991

Balance at September 30, 2005	$209,861

NOTE 12—GUARANTEES, COMMITMENTS AND CONTINGENCIES

Set forth in the table below is a summary of the maximum exposure, carrying amount and supporting collateral with respect to the Company’s guarantee obligations. The Company’s maximum exposure under its guarantee obligations may not be indicative of the likelihood of the expected loss under the guarantees. The following table summarizes the Company’s guarantees by type at September 30, 2005:

(in millions)	September 30, 2005
Guarantee	Note	Maximum Exposure	Carrying Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$517.7	$0.2	$4.0 million letter of credit pledged
Bank line of credit guarantees	(2)	279.4	279.4	$316.6 million of investment in partnership, loans receivable, tax-exempt and taxable bonds
Tax credit-related guarantees	(3)	508.9	230.5	$36.6 million of cash, tax-exempt bonds, loans receivable and letters of credit
Other financial/payment guarantees	(4)	461.5	295.1	$499.2 million of cash, equity and tax-exempt bonds
Put options	(5)	70.8	2.1	$14.8 million of tax-exempt bonds
Letters of credit guarantees	(6)	121.9	65.3	$11.0 million of cash and loans receivable
Indemnification securities contracts	(7)	131.4	78.0	None
Trust preferred securities guarantees	(8)	175.8	175.8	None

		$2,267.4	$1,126.4

(1)	As a Fannie Mae DUS™ lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan originated by the Company and sold to Fannie Mae, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $277.8 million at September 30, 2005. This amount is included in notes payable in the Company’s condensed consolidated balance sheets.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.

(4)	The Company has entered into arrangements that require it to make payments in the event that a specified third party fails to perform on its financial obligations. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of such guarantees vary based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through June 2010.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued by certain unconsolidated entities (see Note 10). The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities, except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

NOTE 13—SHAREHOLDERS’ EQUITY

Equity Offering

In February 2005, the Company sold to the public approximately 2.6 million of its common shares at a price of $26.51 per share in a registered offering. Net proceeds from the offering were approximately $64.9 million and were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

Share Repurchase Program

During the first quarter of 2005, the Company purchased 56,300 common shares at an aggregate cost of $1.4 million under a share repurchase program previously approved by the Board of Directors.

Distributions

On January 21, 2005, the Board of Directors declared a distribution of $0.4725 per common share for the three months ended December 31, 2004 to common shareholders of record on January 31, 2005. The payment date for the distribution was February 11, 2005. On April 21, 2005, the Board of Directors declared a distribution of $0.4775 per common share for the three months ended March 31, 2005 to common shareholders of record on May 2, 2005. The payment date for the distribution was May 13, 2005. On July 21, 2005, the Board of Directors declared a distribution of $0.4825 per common share for the three months ended June 30, 2005 to common shareholders of record on August 1, 2005. The payment date for the distribution was August 12, 2005.

Earnings per Share

The following tables reconcile the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three and nine months ended September 30, 2005 and 2004. The effect of all potentially dilutive securities was included in the calculation for September 30, 2005 and 2004. The computation of diluted EPS for the periods ended September 30, 2005 and 2004 excluded 7,000 and 37,000 options to purchase common shares, respectively, as they were anti-dilutive.

Municipal Mortgage & Equity, LLC

RECONCILIATION OF BASIC AND DILUTED EPS

(in thousands, except share data)

(unaudited)

	For the three months ended September 30, 2005		For the three months ended September 30, 2004
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$10,937	$10,937	$697	$697
Interest expense on deferred shares from acquisition, net of taxes of $81	—	129	—	—

Adjusted net income from continuing operations used in EPS computation	$10,937	$11,066	$697	$697

Weighted-average shares outstanding	38,064,377	38,064,377	34,927,975	34,927,975
Dilutive securities:
Options and deferred shares	—	446,087	—	339,722
Deferred shares from acquisition	—	472,056	—	—

Adjusted weighted-average shares used in EPS computation	38,064,377	38,982,520	34,927,975	35,267,697

	For the nine months ended September 30, 2005		For the nine months ended September 30, 2004
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$36,746	$36,746	$10,052	$10,052
Interest expense on deferred shares from acquisition, net of taxes of $81	—	129	—	—

Adjusted net income from continuing operations used in EPS computation	$36,746	$36,875	$10,052	$10,052

Weighted-average shares outstanding	37,628,566	37,628,566	34,343,492	34,343,492
Dilutive securities:
Options and deferred shares	—	473,299	—	352,654
Deferred shares from acquisition	—	157,352	—	—

Adjusted weighted-average shares used in EPS computation	37,628,566	38,259,217	34,343,492	34,696,146

NOTE 14—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES AND NON-PROFIT ENTITIES

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

During 2005, certain developers opted or were required to transfer to the Company or an affiliate of the Company all of their rights and interests in eleven properties, as the developers had encountered substantial financial difficulties and/or had inadequately managed and supervised development of the underlying properties. Eight of the eleven properties were originally financed, in whole or in part, through equity investments from tax credit equity funds that the Company sponsored (including some from guaranteed funds) and tax-exempt bond or taxable loan investments held by the Company. Two of the eleven properties had no Company debt and were originally financed in part by equity investments from tax credit equity funds that the Company sponsored. One of the eleven properties had no equity investment sponsored by the Company and was financed in part by a tax-exempt bond investment and a taxable loan investment held by the Company. The general partner interests in ten of the property partnerships were transferred to MMAH. The sole member interest in one of the property partnerships that is a not-for-profit was transferred to MMF.

During the third quarter of 2005, the Company continued to evaluate the risks, funding needs and construction timelines of each of the above properties. To enable further development of certain of the properties, additional financial support has been provided depending upon the underlying facts and circumstances surrounding each property. The Company will continue to evaluate and mitigate risks and economic impacts associated with providing additional financing to these properties and if necessary, where the Company is a senior debt holder, foreclosure as a possible liquidation event.

The Company provided a taxable loan of $1.5 million to one of the eleven properties. The Company continues to evaluate impairment risk related to all of the above-mentioned investments as each relates to the Company. During the third quarter of 2005, the Company recorded through a charge to impairments and valuation allowances a loan loss reserve of $0.4 million related to taxable loans and an other-than-temporary impairment of $1.3 million related to one tax-exempt bond. As of September 30, 2005, two of the tax-exempt bonds are temporarily impaired by $4.4 million and are carried at fair values below amortized cost through a charge to other comprehensive income. The total carrying value of the Company’s investments in these properties was $62.1 million as of September 30, 2005.

The Company is exposed to or has experienced the following risks associated with the above-mentioned investments: (1) we could decide to provide loans to the partnerships in order to complete the construction or rehabilitation of certain properties and to achieve stabilization of those properties which are not substantially leased, and underperformance of these loans could result in losses to the Company; (2) the tax-exempt bonds secured by properties held in these partnerships could become other-than-temporarily impaired resulting in a loss recorded in the condensed consolidated statements of income; (3) we could be called upon to make payments pursuant to our yield guarantees related to properties held in sponsored guaranteed funds; (4) a bankruptcy by the replaced general partners or the construction companies involved in these properties or their affiliates may give rise to additional claims concerning these partnerships; and (5) we may foreclose on the properties related to our debt investments, which foreclosure could result in losses to the Company.

NOTE 15—BUSINESS SEGMENT REPORTING

The Company has three reportable business segments:

•	an investing segment produces tax-exempt and taxable interest income through investments in tax-exempt bonds, interests in bond securitizations, taxable loans and derivative financial instruments and produces equity investment income from real estate operating partnerships;

•	a tax credit equity segment primarily generates fees by providing tax credit equity syndication and asset management services; and

•	a real estate finance segment primarily generates taxable fee income by providing loan servicing, loan origination, advisory and other related services. The real estate finance segment includes certain new business/product initiatives of the Company and encompasses our fiduciary responsibilities to our institutional investor clients.

Segment results include all direct revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The Company’s reportable segments are strategic business units that primarily generate different income streams and are managed separately.

The following tables reflect the results of the Company’s business segments for the three and nine months ended September 30, 2005 and 2004.

Municipal Mortgage & Equity, LLC

SEGMENT REPORTING FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands)

	For the three months ended September 30, 2005
	Investing	Real Estate Finance	Tax Credit	Adjustments		Total Consolidated
INCOME STATEMENT DATA
Total interest income	$27,746	$14,513	$1,506	$(3,204	)(1)	$40,561
Total fee income	151	13,414	12,384	(4,244	)(2)	21,705
Net rental income	—	—	4,828	—		4,828

Total operating income	$27,897	$27,927	$18,718	$(7,448)		$67,094

Net income (loss)	$29,207	$(1,203)	$(3,343)	$(4,244)		$20,417
Depreciation and amortization	37	3,666	2,681	—		6,384
Net income (loss) from equity investments in partnerships	9,511	864	(20,666)	—		(10,291)
Discontinued operations	9,480	—	—	—		9,480
BALANCE SHEET DATA
Total assets	$1,760,010	$1,046,126	$1,040,991	$(304,489	)(3)	$3,542,638

	For the three months ended September 30, 2004
	Investing	Real Estate Finance	Tax Credit	Adjustments		Total Consolidated
INCOME STATEMENT DATA
Total interest income	$27,673	$9,961	$1,307	$(3,966	)(1)	$34,975
Total fee income	157	1,921	12,891	(793	)(2)	14,176
Net rental income	—	—	5,151	—		5,151

Total operating income	$27,830	$11,882	$19,349	$(4,759)		$54,302

Net income (loss)	$19,245	$(7,030)	$140	$(793)		$11,562
Depreciation and amortization	32	487	3,162	—		3,681
Net income (loss) from equity investments in partnerships	1,106	—	(47,860)	—		(46,754)
Discontinued operations	10,865	—	—	—		10,865
BALANCE SHEET DATA
Total assets	$1,634,789	$745,975	$2,046,377	$(245,723	)(3)	$4,181,418

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments, which are deferred and amortized into income over the life of the investment.

(3)	Adjustment represents intercompany receivables and payables that are eliminated in consolidation.

Municipal Mortgage & Equity, LLC

SEGMENT REPORTING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands)

	For the nine months ended September 30, 2005
	Investing	Real Estate Finance	Tax Credit	Adjustments		Total Consolidated
INCOME STATEMENT DATA
Total interest income	$84,453	$36,104	$3,633	$(11,091	)(1)	$113,099
Total fee income	561	24,900	37,648	(7,186	)(2)	55,923
Net rental income	—	—	16,950	—		16,950

Total operating income	$85,014	$61,004	$58,231	$(18,277)		$185,972

Net income (loss)	$70,474	$(8,337)	$(8,725)	$(7,186)		$46,226
Depreciation and amortization	105	5,037	8,973	—		14,115
Net income (loss) from equity investments in partnerships	25,800	1,622	(91,769)	—		(64,347)
Discontinued operations	9,480	—	—	—		9,480
BALANCE SHEET DATA
Total assets	$1,760,010	$1,046,126	$1,040,991	$(304,489	)(3)	$3,542,638

	For the nine months ended September 30, 2004
	Investing	Real Estate Finance	Tax Credit	Adjustments		Total Consolidated
INCOME STATEMENT DATA
Total interest income	$81,522	$29,429	$4,700	$(15,057	)(1)	$100,594
Total fee income	721	12,077	32,580	(3,190	)(2)	42,188
Net rental income	—	—	10,290	—		10,290

Total operating income	$82,243	$41,506	$47,570	$(18,247)		$153,072

Net income (loss)	$49,899	$(7,569)	$(17,703)	$(3,190)		$21,437
Depreciation and amortization	117	1,594	7,701	—		9,412
Net income (loss) from equity investments in partnerships	1,266	—	(129,942)	—		(128,676)
Discontinued operations	10,865	—	—	—		10,865
BALANCE SHEET DATA
Total assets	$1,634,789	$745,975	$2,046,377	$(245,723	)(3)	$4,181,418

(1)	Adjustments represent intercompany interest and expense that are eliminated in consolidation.

(2)	Adjustments represent origination fees on purchased investments, which are deferred and amortized into income over the life of the investment.

(3)	Adjustment represents intercompany receivables and payables that are eliminated in consolidation.

NOTE 16—DISCONTINUED OPERATIONS

In January and March of 2005, property of certain Project Partnerships was sold for net proceeds of $1.8 million. Approximately $6.9 million of liabilities for the affected Project Partnerships were forgiven and included in the overall gain to the partnerships. The Company holds a less than 1% general partner interest in the Project Partnerships, and, therefore, the activities related to these properties, including the associated gain on disposal, are de minimis to the Company. The Company as general partner received no proceeds from the sales.

In August 2005, the Company both acquired a property by deed in lieu of foreclosure and sold the property for net proceeds of approximately $17.5 million. The property previously served as collateral for a tax-exempt bond and taxable loan held by the Company. The following table summarizes the components of discontinued operations for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Income (loss) from operations of property	$—	$—	$—	$—
Gain on disposal of property	9,480	10,865	9,480	10,865

Discontinued operations	$9,480	$10,865	$9,480	$10,865

The net assets of the properties as of the dates of sale were as follows:

(in thousands)	2005	2004
Fixed assets	$23,392	$3,983
Other assets	545	366
Other liabilities	(12,479)	784

Net assets of discontinued operations	$11,458	$5,133

NOTE 17—SUBSEQUENT EVENTS

On November 4, 2005, a subsidiary of the Company, TE Bond Subsidiary, LLC (“TE Bond Sub”) completed a $100.0 million private placement of rated tax-exempt perpetual preferred shares (“Preferred Shares”). The net proceeds of $97.7 million will be used to acquire investments that produce tax-exempt interest income and for general corporate purposes which may include the repayment of indebtedness of TE Bond Sub. The offering included five new series of tax-exempt securities consisting of $18.0 million of Series A-3 Cumulative Perpetual Preferred Shares, $16.0 million of Series A-4 Cumulative Perpetual Preferred Shares, $22.0 million of Series B-3 Subordinate Cumulative Perpetual Preferred Shares, $10.0 million of Series C-3 Subordinate Cumulative Perpetual Preferred Shares and $34.0 million of Series D Subordinate Cumulative Perpetual Preferred Shares. These shares were sold to institutional investors with a weighted average distribution rate of 5.43%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Municipal Mortgage & Equity, LLC (“MuniMae” and, together with its subsidiaries, the “Company”) provides debt and equity financing to developers of multifamily housing and other real estate investments. The Company invests in tax-exempt bonds, or interests in bonds, issued by state and local governments or their agencies or authorities to finance multifamily housing developments. These tax-exempt bonds are not general obligations of state and local governments, or the agencies or authorities that issue the bonds; however, the multifamily housing developments, as well as the rents paid by the tenants, typically secure these investments. The Company also invests in tax-exempt bonds, or interests in bonds, secured by student housing or assisted living developments; and tax-exempt bonds issued by community development districts to finance the development of community infrastructure supporting single-family housing, mixed use and commercial developments and secured by specific payments or assessments pledged by the local improvement district that issues the bonds (“CDD bonds”). Interest income derived from the majority of the Company’s bond investments is exempt income for federal income tax purposes.

The Company also engages in real estate finance activities that generate income that is includable for federal income tax purposes. These include the origination of, investment in and servicing of investments in multifamily housing, and sourcing, underwriting, structuring and managing of commercial real estate investments, both for the Company’s own account and on behalf of third parties. The Company is also a low-income housing tax credit syndicator, whereby it acquires and transfers to investors interests in partnerships that receive and distribute low-income housing tax credits to investors. The Company earns syndication fees on the placement of these interests with investors. The Company also earns fees for providing guarantees on certain tax credit equity funds and for managing the low-income housing tax credit equity funds it has syndicated.

The Company posts all reports filed with the SEC on its website at http://www.munimae.com. The Company also makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with the SEC. These reports are also available free of charge by contacting Angela Richardson in Investor Relations at 621 E. Pratt Street, Suite 300, Baltimore, Maryland, 21202 or info@munimae.com or by calling 888-788-3863. This Quarterly Report contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Summary Results of Operations

Net income increased $8.9 million and $24.8 million for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004. The increases are primarily driven by increases of $7.5 million and $13.7 million in fee income and $9.6 million and $19.0 million in net gain on sales offset by increases in operating expenses of $3.7 million and $13.0 million for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004. The Company recorded an income tax benefit of $0.9 million and income tax expense of $2.2 million for the three and nine months ended September 30, 2005, respectively. In addition, the Company recorded $2.0 million and $3.3 million in impairments and valuation allowances related to certain bonds, taxable loans and equity method investments for the three and nine months ended September 30, 2005, respectively.

Recent Developments

On July 1, 2005, the Company completed the acquisition of Glaser Financial Group, Inc. (“Glaser”). Glaser was a full service commercial mortgage banker that arranged financing predominately in the upper Midwest for multifamily, senior housing and commercial real estate through Fannie Mae DUSTM, Freddie Mac, HUD/FHA, conventional and conduit funding sources. The purchase price included a combination of cash and common shares and could total approximately $68.5 million, assuming certain performance metrics are achieved. The initial portion of the cash purchase price, which equaled $50.0 million, was financed primarily through the sale of approximately $38.8 million in Trust Preferred Securities. The remainder of the initial portion of the purchase price is being funded through cash on hand. In connection with the acquisition, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) effective as of July 1, 2005 with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provided for revolving loans to the Company to finance specified types of mortgage loans, investments and advances in an amount of up to $255.0 million, subject to sub-limits for particular classifications of borrowings. In September 2005, the Company extended the term of the facility from September 30, 2005 to November 18, 2005 with a reduction in the committed amount from $255.0 million to $110.0 million. The Company expects to complete negotiation on the renewal of the Credit Agreement before the expiration of this extension.

On November 4, 2005, a subsidiary of the Company, TE Bond Subsidiary, LLC (“TE Bond Sub”) completed a $100.0 million private placement of rated tax-exempt perpetual preferred shares (“Preferred Shares”). The net proceeds of $97.7 million will be used to acquire investments that produce tax-exempt interest income and for general corporate purposes which may include the repayment of indebtedness of TE Bond Sub. The offering included five new series of tax-exempt securities consisting of $18.0 million of Series A-3 Cumulative Perpetual Preferred Shares, $16.0 million of Series A-4 Cumulative Perpetual Preferred Shares, $22.0 million of Series B-3 Subordinate Cumulative Perpetual Preferred Shares, $10.0 million of Series C-3 Subordinate Cumulative Perpetual Preferred Shares and $34.0 million of Series D Subordinate Cumulative Perpetual Preferred Shares. These shares were sold to institutional investors with a weighted average distribution rate of 5.43%.

Liquidity and Capital Resources

Capital

The Company’s principal short-term financing needs include: funding new investments, payment of distributions to shareholders, acquisitions of operating partnerships pending syndication (which we refer to as warehousing) and funding of real estate finance activities. The Company’s principal sources of liquidity are (a) cash and cash equivalents, (b) cash flow from operations (c) cash flow from investing activities (which include sales of investments) and (d) cash flow from financing activities (which include equity offerings, debt offerings, securitizations, proceeds from syndications, bank lines of credit and other credit facilities, letters of credit, pension fund financings and government sponsored entities (“GSEs”)).

The following table summarizes the transactions structured by the Company for the three months ended September 30, 2005:

(in millions)	Third Quarter Volume
Taxable Construction/Permanent Lending	$704.3
Tax-exempt Bonds Construction/Permanent	90.2
Supplemental Loans	12.5
Equity Raised for Tax Credit Syndications	370.2

Total	$1,177.2

In order to continue to expand its operations and meet its production projections, the Company will need to increase its access to financing during the remainder of 2005 and in future years. The Company expects it will need approximately $100.0 million to $200.0 million in new net capital (including through additional borrowings under existing credit facilities) during the remainder of 2005 to meet its 2005 production targets. As discussed in more detail below under “—Cash Flows—Financing Activities—Lines of Credit,” the Company has entered into discussions with its existing capital providers to increase their financing commitments. In addition, the Company is seeking to establish relationships with additional pension funds, investors in funds we manage, and to expand its relationships with GSEs.

Cash Flows

At September 30, 2005 and 2004, the Company had cash and cash equivalents of approximately $64.5 million and $64.0 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances from September 30, 2004 to September 30, 2005:

	For the nine months ended September 30,		Change
	2005	2004
Net cash provided by (used in)
Operating activities	$29,968	$20,258	$9,710
Investing activities	(540,515)	(513,297)	(27,218)
Financing activities	482,180	506,197	(24,017)

Net increase (decrease) in cash and cash equivalents	$(28,367)	$13,158	$(41,525)

Operating Activities—Cash flow from operating activities was $30.0 million and $20.3 million for the nine months ended September 30, 2005 and 2004, respectively. The $9.7 million increase in operating cash flow for 2005 versus 2004 is due primarily to an increase in net changes in assets and liabilities of $5.8 million, a net decrease in non-cash items, tax benefits and income allocable to preferred shareholders of $6.4 million, an increase in net gain on sales of $16.4 million, offset by an increase in net income from continuing operations of $26.7 million.

Investing Activities— Cash flow used in investing activities was $540.5 million and $513.3 million for the nine months ended September 30, 2005 and 2004, respectively. The $27.2 million decrease in investing cash flow for 2005 versus 2004 is due primarily to a $163.9 million increase in cash received from principal payments on loans and bonds and proceeds from sales of investments, a net increase of $29.2 million in purchases of bonds and interests in bonds and loan originations, a $61.4 million increase in net cash flows towards investments in restricted assets, a $58.6 million increase in cash used in acquisitions of assets and businesses, a $35.1 million decrease in net investments and distributions from investments in partnerships and a $7.0 million increase in cash used for purchases of property and equipment.

Financing Activities—Cash flow from financing activities was $482.2 million and $506.2 million for the nine months ended September 30, 2005 and 2004, respectively. The $24.0 million decrease in financing cash flow for 2005 versus 2004 is due primarily to a $471.5 million increase in cash used to pay down credit facilities and short-term and long-term debt from securitizations, $325.9 million increase in cash from borrowing provided by our credit facilities and securitizations, $120.4 million increase in cash from investors in consolidated tax credit equity funds, a $9.9 million net increase in cash from the issuance of common shares partially offset by cash used to purchase treasury shares and reductions in cash from common share option exercises and a $8.7 million increase in cash used to pay common share and preferred share distributions.

Equity Offerings

In February 2005, the Company sold to the public approximately 2.6 million common shares at a price of $26.51 per share. Net proceeds on the 2.6 million shares approximated $64.9 million. The net proceeds from this offering were used for general corporate purposes, including funding of new investments, paying down debt and working capital.

As discussed above under the heading—“Recent Developments,” TE Bond Sub completed a private placement of Preferred Shares in November 2005 with net proceeds of approximately $97.7 million.

Debt Offerings

In 2005, MMA Financial Holdings, Inc., a consolidated indirect wholly-owned subsidiary of the Company (“MFH”), formed MFH Capital Trust II (“MFH Trust II”) and MFH Capital Trust III (“MFH Trust III”) as unconsolidated special purpose financing entities.

On March 15, 2005, MFH Trust II sold $50.0 million of its 8.05% preferred securities, liquidation amount of $1,000 per preferred security, guaranteed by MFH and the Company (the “MFH Trust II Preferred Securities”) to qualified institutional investors. The MFH Trust II Preferred Securities bear interest at an annual rate of 8.05% through the interest payment date in March 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to three month LIBOR plus 3.30% per annum of the liquidation amount and may be redeemed in whole or in part beginning on March 30, 2010. Cash distributions on the MFH Trust II Preferred Securities are paid quarterly.

MFH Trust II used the proceeds from the offering to purchase 8.05% junior subordinated debentures issued by MFH with substantially the same economic terms as the MFH Trust II Preferred Securities that are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt (the “8.05% Debentures”). MFH used the net proceeds from the issuance of the 8.05% Debentures to (a) repay a portion of a loan from an affiliate, (b) repay other indebtedness of MFH and its affiliates and (c) for general corporate purposes. MFH Trust II can make distributions to holders of the MFH Trust II Preferred Securities only if MFH makes payments on the 8.05% Debentures. MFH Trust II must redeem the MFH Trust II Preferred Securities when and to the extent the 8.05% Debentures are paid at maturity (March 30, 2035) or earlier redeemed.

On June 28, 2005, MFH Trust III sold $38.8 million of its 7.62% preferred securities, liquidation amount of $1,000 per preferred security, guaranteed by MFH and the Company (the “MFH Trust III Preferred Securities,” and together with the MFH Trust II Preferred Securities, the “Trust Preferred Securities”) to qualified institutional investors. The MFH Trust III Preferred Securities bear interest at an annual rate of 7.62% through the interest payment date in June 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to three month LIBOR plus 3.30% per annum of the liquidation amount and may be redeemed in whole or in part beginning on July 30, 2010. Cash distributions on the MFH Trust III Preferred Securities are paid quarterly.

MFH Trust III used the proceeds from the offerings to purchase 7.62% junior subordinated debentures issued by MFH with substantially the same economic terms as the MFH Trust III Preferred Securities that are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt (the “7.62% Debentures,” and together with the 8.05% Debentures, the “Debentures”). MFH used the net proceeds from the issuance of the 7.62% Debentures to fund a portion of the acquisition of Glaser (described above in Note 3, “Acquisitions” to the Condensed Consolidated Financial Statements). MFH Trust III can make distributions to holders of the MFH Trust III Preferred Securities only if MFH makes payments on the 7.62% Debentures. MFH Trust III must redeem the MFH Trust III Preferred Securities when and to the extent the 7.62% Debentures are paid at maturity (July 30, 2035) or earlier redeemed.

The Company expects to continue to generate capital through the issuance of privately placed preferred securities.

Preferred Shares

As discussed above under—”Recent Developments” and Note 17, “Subsequent Events,” in November 2005, a subsidiary of the Company, TE Bond Subsidiary, LLC completed a $100.0 million private placement of rated tax-exempt perpetual preferred shares .

Lines of Credit

Residential Funding Corporation—The Warehousing Credit and Security Agreement with Residential Funding Corporation expired on October 31, 2005, and the principal thereunder was paid in full.

Compass Bank—During the second quarter of 2005, the Company entered into a new term financing facility with Compass Bank providing for total borrowings of up to $22.0 million. The facility is secured by certain taxable bonds and has a maturity date of May 1, 2010. Interest accrues at LIBOR plus a spread. In connection with this facility, the Company entered into certain interest rate swap agreements (see Note 7 to the Condensed Consolidated Financial Statements).

SunTrust Bank—During the third quarter of 2005, the Company entered into a revolving warehouse facility of up to $30.0 million with SunTrust Bank. The facility is secured by taxable bonds and loans held, and it matures on August 31, 2008. Interest accrues on this facility at the London Interbank Offer Rate (“LIBOR”) plus a spread.

Bank of America—In November 2005, the Company amended and restated a $140.0 million existing warehouse line with Bank of America, N.A. extending the maturity of the line one year.

U.S. Bank—In connection with the Glaser acquisition, MMA Mortgage Investment Corporation, an indirect wholly-owned subsidiary of the Company (“MMIC”), entered into an Amended and Restated Credit Agreement (“Credit Agreement”) effective as of July 1, 2005 with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provided for revolving loans to MMIC to finance specified types of mortgage loans, investments and advances in an amount of up to $255.0 million, subject to sub-limits for particular classifications of borrowings. The revolving loans have varying maturities of up to 90 days as agreed upon between the Company and U.S. Bank. Depending on the type of borrowing, revolving loans bear interest at either U.S. Bank’s prime rate or a floating rate, reset daily, equal to the one-month LIBOR rate plus a spread. The revolving loans are secured by a first priority lien on specified loans, mortgages, investments and advances financed under the Credit Agreement. In September 2005, the Company extended the term of the facility from September 30, 2005 to November 18, 2005 with a reduction in the committed amount from $255.0 million to $110.0 million. The Company expects to complete negotiation on the renewal of the Credit Agreement before the expiration of the extension.

Debt Covenants—Certain of our credit facilities contain restrictive covenants, including, but not limited to, including net worth, interest coverage, leverage, collateral and other terms and conditions. As of September 30, 2005, the Company was in compliance with all material financial covenants applicable to its credit facilities.

Off-Balance-Sheet Arrangements

The Company may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent off-balance-sheet debt for the Company. These senior bonds that are not reflected on the Company’s balance sheet at September 30, 2005 and December 31, 2004 totaled $11.5 million and $11.9 million, respectively (face amount).

The Company securitizes bonds and other assets in order to enhance its overall return on its investments and to generate proceeds that facilitate the acquisition of additional investments. The Company uses various programs to facilitate the securitization and credit enhancement of its bond investments. For a description of a typical bond securitization structure, see further discussion under “Liquidity and Capital Resources” in the Company’s 2004 Form 10-K. The substantial majority of the Company’s securitizations are reflected as indebtedness on its consolidated balance sheet, and off-balance-sheet securitizations are not material to the Company’s liquidity and capital needs. At September 30, 2005 and December 31, 2004, the Company’s total off-balance-sheet debt relating to securitizations totaled $103.0 million and $144.1 million, respectively.

Contractual Obligations

The Company’s 2004 Form 10-K contains a detailed description of the Company’s contractual obligations. Except as described below, there has been no material change to the information related to the Company’s contractual obligations since December 31, 2004.

March 2005 Transaction

In March 2005, the Company entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from the Company or a third party and hold the bonds for a minimum of 30 days. The Company will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether the bonds are purchased by the Company or not, the Company will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market value from the date of purchase to the date of swap termination. The arrangement is considered a derivative. The total maximum notional amount of the swap is $50.0 million, based on the underlying value of the bonds held by the counterparty. The Company will receive a 1.50% annual fee on the outstanding notional amount of the swap. During the term of the swap, the Company is required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. The arrangement has a maturity date of January 23, 2017. As of September 30, 2005, the Company had two swaps outstanding under this arrangement with a total notional amount of $9.6 million.

Interest Rate Swap Transactions

In connection with the Compass Bank term financing facility discussed immediately below under “—Lines of Credit,” the Company entered into a new interest rate swap contract with a total notional amount of $18.4 million and an effective date in July 2005. The total notional amount of this contract is expected to increase to $22.0 million in the fourth quarter of 2005.

In addition, the Company entered into two other interest rate swap contracts with a total notional amount of $16.9 million in February 2005, and one additional interest rate swap with a notional amount of $75.0 million in September 2005.

Lines of Credit

As discussed above under “—Liquidity and Capital Resources—Cash Flows—Lines of Credit” and Note 9, “Notes Payable and Debt,” to the Condensed Consolidated Financial Statements: (1) in connection with the acquisition of Glaser, the Company entered into the Credit Agreement with U.S. Bank providing for revolving loans with varying maturities of up to 90 days, (2) during the third quarter of 2005, the Company entered into a revolving warehouse facility of up to $30.0 million with SunTrust that matures on August 31, 2008, (3) in September 2005, the Company extended the term of its $140.0 million existing warehouse line with Bank of America (and subsequently amended and restated this agreement (See Item 5, “Other Information”)) and (4) during the second quarter of 2005, the Company entered into a new term financing facility with Compass Bank permitting total borrowings of up to $22.0 million with a maturity date of May 1, 2010.

Recent Acquisitions

In February 2005, the Company completed the acquisition of MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. for a total purchase price of $10.9 million. MRC sources, underwrites, structures, closes and manages commercial real estate investments and is included in the Company’s real estate finance segment. Part of the purchase agreement requires that the Company commit to invest $25.0 million in a real estate partnership in which MRC is already a general partner. As of September 30, 2005, the Company had funded $9.2 million of its commitment.

As discussed above under “—Recent Developments” and Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements, the Company completed the acquisition of Glaser on July 1, 2005. The purchase price for the acquisition of Glaser includes three deferred payments of at least $4.0 million on each of the first three anniversaries of the closing date and contingent consideration that may be payable on the third anniversary of the closing date in the event that specified levels of operating performance are achieved. The estimated future contingent consideration payable is $5.0 million.

Guarantees

Set forth in the table below is a summary of the maximum exposure, carrying amount and supporting collateral with respect to the Company’s guarantee obligations. The Company’s maximum exposure under its guarantee obligations may not be indicative of the likelihood of the expected loss under the guarantees. The following table summarizes the Company’s guarantees by type at September 30, 2005:

(in millions)	September 30, 2005
Guarantee	Note	Maximum Exposure	Carrying Amount	Supporting Collateral
Loss-sharing agreements with Fannie Mae, GNMA and HUD	(1)	$517.7	$0.2	$4.0 million letter of credit pledged
Bank line of credit guarantees	(2)	279.4	279.4	$316.6 million of investment in partnership, loans receivable, tax-exempt and taxable bonds
Tax credit-related guarantees	(3)	508.9	230.5	$36.6 million of cash, tax-exempt bonds, loans receivable and letters of credit
Other financial/payment guarantees	(4)	461.5	295.1	$499.2 million of cash, equity and tax-exempt bonds
Put options	(5)	70.8	2.1	$14.8 million of tax-exempt bonds
Letters of credit guarantees	(6)	121.9	65.3	$11.0 million of cash and loans receivable
Indemnification securities contracts	(7)	131.4	78.0	None
Trust preferred securities guarantees	(8)	175.8	175.8	None

		$2,267.4	$1,126.4

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, the Company may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan originated by the Company and sold to Fannie Mae, the Company may be required to make servicing advances to Fannie Mae. Also, the Company may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years.

(2)	The Company provides payment or performance guarantees for certain borrowings under line of credit facilities. The amount outstanding under these lines of credit was $277.8 million at September 30, 2005. This amount is included in notes payable in the Company’s consolidated balance sheet.

(3)	The Company acquires and sells interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, the Company may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.

(4)	The Company has entered into arrangements that require the Company to make payments in the event a specified third party fails to perform on its financial obligation. The Company typically provides these guarantees in conjunction with the sale of an asset to a third party or the Company’s investment in equity ventures. The term of the guarantee varies based on loan payoff schedules or Company divestitures.

(5)	The Company has entered into put option agreements with counterparties whereby the counterparty has the right to sell to the Company, and the Company has the obligation to buy, an underlying investment at a specified price. These put option agreements expire at various dates through June 2010.

(6)	The Company provides a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, the Company may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 2007.

(7)	The Company has entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require the Company to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or Company divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

(8)	The Company provides a payment guarantee of the underlying trust preferred securities issued. The guarantee obligation is unsecured and subordinated to the Company’s existing and future debt and liabilities except for debt and liabilities which by their terms are specifically subordinated to the guarantee obligations and the rights of the holders of various classes of existing and future preferred shares of the Company.

Critical Accounting Policies and Estimates, New Accounting Pronouncements and Seasonality

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

Seasonality

The results of consolidated operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. The operating results from the Company’s tax credit equity syndication business are expected to fluctuate based on seasonal patterns. The highest production volumes from the tax credit business generally occur in the second half of the fiscal year. However, corresponding increases in revenues are not necessarily the resulting effect as syndication revenues earned in association with consolidated tax credit equity funds are eliminated in consolidation. Seasonality in tax-exempt bond originations generally results in higher volume in the second half of the fiscal year.

Results of Operations

Net Interest Income

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2005	%	2004	%	2005	%	2004	%
Interest on bonds and interests in bond securitizations	$23,984	173.3%	$22,765	171.5%	$71,430	182.0%	$63,609	161.1%
Interest on loans	14,971	108.2	10,872	81.9	38,582	98.3	32,981	83.6
Interest on short-term investments	1,606	11.6	1,338	10.1	3,087	7.9	4,004	10.1

Total interest income	40,561		34,975	—	113,099		100,594	—
Interest expense	(19,907)	(143.9)	(16,937)	(127.6)	(55,726)	(142.0)	(49,304)	(124.9)
Interest expense on debentures and preferred shares	(6,818)	(49.2)	(4,769)	(35.9)	(18,130)	(46.2)	(11,819)	(29.9)

Net interest income	$13,836	100.0%	$13,269	100.0%	$39,243	100.0	$39,471	100.0%

In the table above, interest on short-term investments and interest expense include the effects of the application of the financing method and consolidation of the tax credit equity funds. Net interest income increased $0.6 million for the three months ended September 30, 2005, as compared to the same period in 2004, primarily due to: (1) a $1.2 million net increase in interest on bonds and interests in bond securitizations resulting from (i) new investments in tax-exempt bonds producing $6.1 million of interest income, partially offset by (ii) a reduction of $2.4 million in interest income due to sales, redemptions or restructuring of underlying tax-exempt bond investments, (iii) an increase in defaulted and non-accrual bonds that decreased interest income by $2.1 million coupled with other net decreases in bond interest income of $0.4 million; (2) a $4.1 million increase in interest on loans due to increases in the prime rate and the average loan receivable balance partially due to the new Glaser business; (3) a $0.3 million increase in interest on short-term investments due primarily to an increase of $0.3 million in interest on short-term investments related to fluctuations in short-term investment accounts and interest charged to tax credit equity funds on warehoused properties offset by a slight decrease in interest on short-term investments related to the financing method and consolidation of tax credit equity funds; (4) a $3.0 million increase in interest expense resulting from (i) a $2.2 million increase in interest expense due to an increase in short-term debt holdings coupled with significant increases in short-term interest rates, (ii) a $1.1 million increase in interest expense related to increases in underlying borrowing rates affecting notes payable balances, (iii) a $0.3 million increase in amortization of debt issue costs related to new credit facilities entered into during 2005, (iv) a $0.2 million interest expense increase resulting from the accretion of the deferred purchase price related to the Glaser acquisition, offset by (v) a $0.8 million decrease in interest expense related to the effects of the financing method and consolidation of tax credit equity funds; (5) a $2.0 million increase in interest expense on debentures and preferred shares resulting from the interest expense and related amortization of debt issue costs applicable to the issuance of the $112.8 million of trust preferred securities issued in September of 2004 and March and June of 2005. The above-mentioned fluctuations related to the effects of the application of the financing method and consolidation of tax credit partnerships are primarily related to the elimination of intercompany interest from the consolidated tax credit equity funds and the effects of the application of the financing method as well as the interest expense related to the consolidated Project Partnerships.

During the three months ended September 30, 2005 and 2004, $0.9 million and $0 million, respectively, of interest expense on preferred shares was recorded as net income allocable to minority interest. These preferred shares are recorded as preferred shareholders’ equity in a subsidiary company and were issued in October of 2004. Including these amounts as interest expense above results in an overall decrease of $0.3 million in net interest income.

Net interest income decreased $0.2 million for the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to: (1) a $7.8 million net increase in interest on bonds and interests in bond securitizations resulting from (i) new investments in tax-exempt bonds producing $21.0 million of interest income, partially offset by (ii) an increase in defaulted and non-accrual bonds that decreased interest income by $7.1 million and (iii) a reduction of $6.7 million in interest income due to sales and restructuring of underlying tax-exempt bond investments coupled with other net increases in bond interest income of $0.6 million; (2) a $5.6 million increase in interest on loans due to increases in interest rates and average loan receivable balances partially due to the new Glaser business; (3) a $0.9 million decrease in interest on short-term investments due primarily to (i) a decrease of $0.2 million in interest on short-term investments related to fluctuations in short-term investment accounts and interest charged to tax credit equity funds on warehoused properties and (ii) a decrease of $0.7 million in interest on short-term investments related to the financing method and consolidation of tax credit equity funds; (4) an increase of $6.4 million in interest expense resulting from (i) a $5.7 million increase in expense due to an increase in short-term debt holdings coupled with significant increases in short-term interest rates, (ii) a $0.4 million increase in amortization of debt issue costs related to new credit facilities entered into during 2005 and (iii) a $0.2 million increase resulting from the accretion of the deferred purchase price related to the Glaser acquisition coupled with other net increases in interest expense of $0.1 million; and (5) a $6.3 million increase in interest expense on debentures and preferred shares resulting from the interest expense and related amortization of debt issue costs applicable to the issuance of the $112.8 million of trust preferred securities issued in September of 2004 and March and June of 2005. The above-mentioned fluctuations related to the effects of the application of the financing method and consolidation of tax credit partnerships are primarily related to the elimination of intercompany interest from the consolidated tax credit equity funds and the financing method as well as the interest expense related to the consolidated Project Partnerships.

During the nine months ended September 30, 2005 and 2004, $2.8 million and $0 million, respectively, of interest expense on preferred shares was recorded as net income allocable to minority interest. These preferred shares are recorded as preferred shareholders’ equity in a subsidiary company and were issued in October of 2004. Including these amounts as interest expense above results in an overall decrease of $3.0 million in net interest income.

Fee Income

	For the three months ended September 30,				For the nine months ended September 30,
	2005	%	2004	%	2005	%	2004	%
(in thousands)
Syndication fees	$2,278	10.5%	$6,861	48.4%	$11,310	20.2%	$14,802	35.0%
Origination and brokerage fees	1,539	7.1	1,665	11.7	3,384	6.1	5,429	12.9
Guarantee fees	3,967	18.2	2,093	14.8	10,942	19.5	5,452	12.9
Asset management and advisory fees	7,588	35.0	1,685	11.9	18,618	33.3	9,818	23.3
Loan servicing fees	3,450	15.9	1,059	7.5	6,022	10.8	3,316	7.9
Other income	2,883	13.3	813	5.7	5,647	10.1	3,371	8.0

Total fee income	$21,705	100.0%	$14,176	100.0%	$55,923	100.0%	$42,188	100.0%

The table above includes the effects of the application of the financing method and the consolidation of tax credit equity funds. Syndication fees, asset management and advisory fees, guarantee fees and other income are all affected by either or both of the financing method and the consolidation of tax credit equity funds. For the three months ended September 30, 2005, total fee income increased $7.5 million over the same period for 2004. The effects of the application of the financing method and the consolidation of tax credit equity funds account for $4.3 million of the overall increase. These effects are primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from the consolidated tax credit equity funds and guarantee fee income generated from the financing method. This increase of $4.3 million together with the following fluctuations which net to an increase of $3.2 million result in the overall increase of $7.5 million in total fee income: (1) a decrease of $4.5 million in syndication fees primarily due to the deferral of the recognition of syndication fee revenue where investor equity closing down payment amounts were insufficient to trigger revenue recognition; (2) a decrease of $0.1 million in origination and brokerage fees due to (i) a decrease of $1.7 million in fees driven by a change in origination structure of taxable loans substantially offset by (ii) an increase of $1.6 million in fees from our new MRC business; (3) a $0.5 million increase in guarantee fees primarily due to an increase in the number of guaranteed funds; (4) an increase of $2.5 million in asset management and advisory fees primarily due to the new MRC business; (5) an increase of $2.4 million in loan servicing fees due to an increase in our servicing portfolio including fees from our new MRC and Glaser businesses; and (6) an increase of $2.4 million in other income due to (i) a reduction of the Company’s litigation reserve of $1.0 million due to a change in estimated exposure, (ii) $0.8 million in income related to the new Glaser and MRC businesses which primarily relates to prepayment and servicing fees, (iii) $0.2 million in prepayment fees from the legacy real estate finance business and (iv) $0.4 million in other income items.

For the nine months ended September 30, 2005, total fee income increased $13.7 million over the same period for 2004. The effects of the application of the financing method and the consolidation of tax credit equity funds account for $10.8 million of the overall increase. These effects are primarily the result of eliminating syndication fees, asset management fees and other income earned by the Company from the consolidated tax credit equity funds and guarantee fee income generated from the financing method. This increase of $10.8 million together with the following fluctuations which net to an increase of $2.9 million result in the overall increase of $13.7 million in total fee income: (1) a decrease of $4.1 million in syndication fees primarily due to the timing differences associated with investor equity down payments within tax credit equity funds resulting in a delay in syndication fees earned; (2) a decrease of $2.0 million in origination and brokerage fees due to (i) a decrease of $4.6 million in fees driven by a change in origination structure of taxable loans partially offset by (ii) an increase of $2.6 million in fees from our new MRC business; (3) an increase of $1.5 million in guarantee fees primarily due to an increase in the number of guaranteed funds; (4) an increase of $2.4 million in asset management and advisory fees primarily due to the new MRC business; (5) an increase of $2.7 million in loan servicing fees due to an increase in our servicing portfolio including fees from our new MRC and Glaser businesses; and (6) an increase of $2.4 million in other income primarily due to (i) the reduction of the Company’s litigation reserve discussed above, (ii) $0.8 million in income related to the new Glaser and MRC businesses which primarily relates to prepayment and servicing fees, (iii) $0.2 million in prepayment fees from the legacy real estate finance business and (iv) $0.4 million in other income items.

Net Rental Income

At times, the company takes ownership of the general partnership interest in underlying Project Partnerships in which the tax credit equity funds are limited partners. The Company generally takes a 0.01% to 1% general partner interest in the Project Partnership, and the tax credit equity fund, which the Company may also consolidate, is typically the 99.99% to 99% limited partner. In addition, at times, particularly in the case of developer failures or workouts, the Company takes ownership of the entire general partnership interest in the underlying Project Partnerships in which the tax credit equity funds are the limited partners. Net rental income represents income from the Project Partnerships that were consolidated by the Company effective March 31, 2004. Net rental income decreased $0.3 million for the three months ended September 30, 2005, as compared to the same period for 2004, primarily due to fewer Project Partnerships being consolidated in 2005. Net rental income increased $6.7 million for the nine months ended September 30, 2005 over the same period for 2004 due to six months of operations reflected in 2004 versus nine months of operations in 2005.

Net Gains

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2005	%	2004	%	2005	%	2004	%
Net gain on sale of loans	$4,796	77.2%	$406	(12.0)%	$5,761	22.8%	$2,816	44.6%
Net gain (loss) on sale of tax-exempt investments	442	7.1	(660)	19.6	6,515	25.7	545	8.6
Net gain on sale of investments in tax credit equity partnerships	2,494	40.1	125	(3.7)	9,058	35.8	2,939	46.5
Net gain on deconsolidation of tax credit equity partnerships	46	0.7	—	—	2,547	10.1	—	—
Net gain (loss) on derivatives	(1,563)	(25.1)	(3,245)	96.1	1,419	5.6	18	0.3

Total net gains	$6,215	100.0%	$(3,374)	100.0%	$25,300	100.0%	$6,318	100.0%

Net gains increased $9.6 million for the three months ended September 30, 2005, as compared to the same period in 2004, due primarily to: (1) an increase of $4.4 million in net gain on sale of loans due to (i) an increase of $2.4 million in gains from mortgage servicing rights assets related to the new Glaser business and (ii) an increase of $2.0 million in gains on originations and premiums related to sales of immediate delivery loans primarily associated with the new Glaser business; (2) a $1.1 million increase in net gain (loss) on sale of tax-exempt investments due to the sale or repayment of six tax-exempt bonds generating $0.4 million of gain versus the sale or repayment of six tax-exempt bonds and one senior interest in a bond securitization in 2004 generating a loss of $0.7 million; (3) a $1.0 million decrease in net gain on sale of investments in tax credit equity partnerships resulting from fluctuations in the operating results and time held of certain Project Partnerships temporarily owned by the Company prior to sale to tax credit equity funds; (4) a $1.6 million increase in net gain (loss) on derivatives due to (i) a $1.3 million net increase primarily driven by market fluctuations in the value of the Company’s derivatives and (ii) a $0.3 million increase related to the termination of an interest rate swap; and (5) a net increase of $3.5 million to net gains related to the effects of the application of the financing method and consolidation of the tax credit equity funds. The increase from the effects of the application of the financing method and consolidation of the tax credit equity funds primarily relates to the elimination of the gains recorded on sales of investments in tax credit equity partnerships to consolidated tax credit equity funds and the gains recorded on the extinguishment of guarantees under the financing method.

Net gains increased $19.0 million for the nine months ended September 30, 2005, as compared to the same period in 2004, due primarily to: (1) a $2.9 million increase in net gain on sale of loans due to (i) an increase of $2.4 million in gains from mortgage servicing rights related to the new Glaser business, (ii) an increase of $2.3 million in gains on originations and premiums related to sales of immediate delivery loans primarily associated with the new Glaser business partially offset by (iii) a $1.8 million decrease in gains on loans due to a net decrease in the legacy real estate finance business production volume; (2) a $6.0 million increase in net gain on sale of tax-exempt investments due to the repayment or sale of eighteen tax-exempt bonds and one senior interest in a bond securitization generating $6.5 million of gain versus the sale or repayment of twelve tax-exempt bonds and one senior interest in a bond securitization in 2004 generating $0.5 million of gain; (3) a $0.1 million decrease in net gain on sale of investments in tax credit equity partnerships resulting from fluctuations in the operating results and time held of certain Project Partnerships temporarily owned by the Company prior to sale to tax credit equity funds; (4) a $2.5 million increase in gain on deconsolidation of tax credit equity partnerships due to the deconsolidation of one tax credit equity fund in 2005 versus zero in 2004; (5) a $1.4 million increase in net gain on derivatives due to (i) a $1.8 million increase in net gains related to the termination of interest rate swaps, offset by (ii) a $0.4 million net decrease primarily driven by market fluctuations in the value of the Company’s derivatives; and (6) a net increase of $6.3 million in net gains related to the effects of the application of the financing method and consolidation of the tax credit equity funds. The increase from the effects of the application of the financing method and consolidation of the tax credit equity funds primarily relates to the elimination of the gains recorded on sales of investments in tax credit equity partnerships to consolidated tax credit equity funds and the gains recorded on the extinguishment of guarantees under the financing method.

Operating Expenses

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2005	%	2004	%	2005	%	2004	%
Salaries and benefits	$22,227	71.7%	$17,759	64.9%	$59,915	66.0%	$53,742	69.0%
General and administrative	6,179	19.9	7,148	26.1	22,895	25.2	17,390	22.4
Professional fees	2,615	8.4	2,464	9.0	7,959	8.8	6,673	8.6

Total operating expenses	$31,021	100.0%	$27,371	100.0%	$90,769	100.0%	$77,805	100.0%

All line items in the table above include the effects of the application of the financing method and the consolidation of tax credit equity funds. Total operating expenses increased $3.7 million for the three months ended September 30, 2005, over the same period for 2004 due primarily to: (1) a $4.6 million increase in salaries and benefits resulting from, (i) a $4.4 million increase in salaries, bonus costs, taxes and health insurance due to an increase in headcount over the prior period as a result of the MRC and Glaser acquisitions and (ii) a $0.2 million increase in deferred compensation arrangements related to the new MRC business; (2) a $1.1 million increase in general and administrative expenses due to increases in office rent, travel, insurance and information technology expenses related to the increase in headcount and the integration of the new MRC and Glaser businesses; (3) a $0.2 million increase in professional fees due primarily to increased consulting and legal fees related to the integration of the new MRC business; partially offset by (4) a $2.2 million decrease in operating expenses, after giving effect for eliminations, related to the effects of the application of the financing method and consolidation of certain tax credit equity funds. The decrease related to the effects of the application of the financing method and consolidation of certain tax credit equity funds is due to fewer Project Partnerships being consolidated in 2005 as compared to the same period in 2004.

Total operating expenses increased $13.0 million for the nine months ended September 30, 2005, over the same period for 2004 due primarily to: (1) a $5.5 million increase in salaries and benefits resulting from, (i) an $8.2 million increase in salaries, taxes and health insurance due to an increase in headcount as a result of the MRC and Glaser acquisitions, offset by (ii) a decrease of $2.5 million in compensation costs resulting from the retirement of our previous chief executive officer and the end of 2004 and (iii) a $0.2 million decrease in bonus costs and deferred compensation due to timing differences; (2) an increase of $2.8 million in general and administrative expenses due to increases in office rent, travel, insurance and information technology expenses related to the increase in headcount and the integration of the new MRC and Glaser businesses; (3) a $0.9 million increase in professional fees due primarily to increased accounting and consulting fees surrounding internal control compliance; and (4) an increase in operating expenses of $3.8 million, after giving effect for eliminations, related to the effects of the application of the financing method and consolidation of certain tax credit equity funds. The increase in operating expenses related to the effects of the application of the financing method and consolidation of certain tax credit equity funds are primarily attributable to nine months of operations from consolidated Project Partnerships in 2005 versus six months of operations from consolidated Project Partnerships in 2004.

Depreciation and Amortization

Depreciation and amortization increased $2.7 million for the three months ended September 30, 2005, as compared to the same period in 2004, due to a $2.9 million increase in amortization of mortgage servicing rights assets primarily related to the new MRC and Glaser businesses offset in part by a decrease in depreciation expense from the consolidated Project Partnerships as fewer were consolidated in the 2005 period as compared to the 2004 period.

Depreciation and amortization increased $4.7 million for the nine months ended September 30, 2005, as compared to the same period in 2004, due to: (1) a $2.9 million increase in amortization of mortgage servicing rights assets primarily related to the new MRC and Glaser businesses; (2) a $0.3 million increase in depreciation of fixed assets and amortization of intangibles resulting from the new MRC and Glaser businesses; and (3) a $1.5 million increase in depreciation expense from the consolidated Project Partnerships due to nine months of depreciation expense versus six months for the same period in 2004.

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

During the third quarter of 2005, the Company continued to evaluate the possibility of impairment related to certain transfers of interests to MMAH and MMF. These transfers of interests were driven by underlying developer failure relating to the construction and management of the property partnerships. At this time, the facts and circumstances surrounding certain investments and the possible outcomes are not clear and no other-than-temporary impairment is probable or estimable for these investments. However, for investments where the facts and circumstances are probable and reasonably estimable, the Company has recorded an impairment loss of $0.4 million related to taxable loans and an other-than-temporary impairment of $1.3 million related to one tax-exempt bond.

In addition to the above impairment amounts of $1.7 million recorded in impairments and valuation allowance, the Company recorded an unrelated impairment of $0.2 million related to one taxable loan under the loss-sharing agreement with Fannie Mae.

During the third quarter of 2005, the Company recorded an impairment loss of $1.2 million associated with a loan (unrelated to the developer issue above) to a consolidated Project Partnership. The reserve was recorded through a charge to net income allocable to minority interest due to the consolidation of the underlying Project Partnership.

For the nine months ended September 30, 2005, the Company recorded $3.3 million in impairments and valuation allowances primarily resulting from: (1) a $1.6 million impairment with respect to a warehousing investment in a real estate operating partnership as well as one tax-exempt bond and two taxable loans and (2) a loan loss reserve of $0.4 million related to taxable loans and an other-than-temporary impairment of $1.3 million related to one tax-exempt bond associated with the developer issues noted above.

Management has reviewed the Company’s investment portfolio in the wake of hurricanes Rita and Katrina. Based on information currently available to the Company, management believes that the effects of the hurricanes will not have a material impact to the Company, and no impairment related thereto has been recorded.

Net Losses from Equity Investments in Partnerships

Net losses from equity investments in partnerships decreased $36.5 million for the three months ended September 30, 2005, as compared to the same period in 2004, due primarily to: (1) a decrease of $26.4 million in net losses from equity investments in partnerships resulting from the effects of the application of the financing method and consolidation of certain tax credit equity funds driven by a decrease in the number of tax credit equity funds consolidated and (2) a $10.1 million decrease in net losses primarily attributable to an increase in income from investments in income-producing real estate operating partnerships related to the new MRC business and CAPREIT, Inc. and its affiliates (“CAPREIT”).

Net losses from equity investments in partnerships decreased $64.3 million for the nine months ended September 30, 2005, as compared to the same period in 2004, due primarily to: (1) a decrease of $36.5 million in net losses from equity investments in partnerships resulting from the effects of the application of the financing method and consolidation of certain tax credit equity funds driven by a decrease in the number of tax credit equity funds consolidated offset by nine months of operations recorded in 2005 versus six months of operations in 2004; and (2) a $27.8 million decrease in net losses primarily attributable to an increase in income from investments in income-producing real estate operating partnerships related to the new MRC business and CAPREIT.

Net Loss Allocable to Minority Interest

Net loss allocable to minority interest decreased $38.9 million and $54.7 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The decrease in loss allocable to the limited partners in consolidated tax credit equity funds is primarily attributable to a decrease in the number of tax credit equity funds consolidated during 2005 as compared to 2004. The Company typically holds a 0.01% to 1% interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as net loss allocable to minority interest in the condensed consolidated statements of income.

Income Tax (Expense) Benefit

The Company had an income tax benefit of $0.9 million for the three months ended September 30, 2005, as compared to income tax expense of $73,000 for the same period in 2004 due to larger deferred tax benefits offsetting current tax expense in 2005 relating to deferred revenue and fees from the tax credit equity segment.

The Company had income tax expense of $2.2 million for the nine months ended September 30, 2005, as compared to an income tax benefit of $2.3 million for the same period in 2004. The $4.5 million increase in expense is primarily attributable to an increase in the deferred tax liability associated with equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, a reduction in available net operating losses and increased income in the Company’s taxable subsidiaries.

Discontinued Operations

During the three months ended September 30, 2005, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond and taxable loan held by the Company. The Company sold the property for net proceeds of $17.5 million, which resulted in a $9.5 million gain. The $9.5 million gain was classified as discontinued operations in the condensed consolidated statements of income.

During the three months ended September 30, 2004, the Company acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond held by the Company. The Company sold the property for net proceeds of $16.0 million, which resulted in a $10.9 million gain. The $10.9 million gain was classified as discontinued operations in the condensed consolidated statements of income.

During January and March of 2005, property of certain Project Partnerships was sold for net proceeds of $1.8 million. The Company holds a less than 1% general partnership interest in the Project Partnerships, and therefore, the activities related to these properties, including the associated gain on disposal, are de minimis. As a result, and no gain or loss was recorded for the three and nine months ended September 30, 2005.

Cumulative Effect of a Change in Accounting Principle

For the nine months ended September 30, 2004, the Company recorded a cumulative effect of a change in accounting principle of $0.5 million as a result of the adoption of FIN 46R (See Note 6, “Investment in Partnerships,” to the Condensed Consolidated Financial Statements) and the consolidation of certain tax credit equity funds.

Other Comprehensive Income

For the three and nine months ended September 30, 2005, the net adjustment to other comprehensive income for unrealized holding (losses) gains on tax-exempt bonds and interests in bond securitizations available for sale was $(1.8) million and $7.1 million, respectively. After a reclassification adjustment for gains of $0.4 million and $6.5 million, respectively, included in net income, other comprehensive (loss) income for the three and nine months ended September 30, 2005, was $(2.2) million and $0.5 million, respectively, and total comprehensive income was $18.2 million and $46.8 million, respectively.

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

During 2005, certain developers opted or were required to transfer to the Company or an affiliate of the Company all of their rights and interests in eleven properties, as the developers had encountered substantial financial difficulties and/or had inadequately managed and supervised development of the underlying properties. Eight of the eleven properties were originally financed, in whole or in part, through equity investments from tax credit equity funds that the Company sponsored (including some from guaranteed funds) and tax-exempt bond or taxable loan investments held by the Company. Two of the eleven properties had no Company debt and were originally financed in part by equity investments from tax credit equity funds that the Company sponsored. One of the eleven properties had no equity investment sponsored by the Company and was financed in part by a tax-exempt bond investment and a taxable loan investment held by the Company. The general partner interests in ten of the property partnerships were transferred to MMAH. The sole member interest in one of the property partnerships that is a not-for-profit was transferred to MMF.

During the third quarter of 2005, the Company continued to evaluate the risks, funding needs and construction timelines of each of the above properties. To enable further development of certain of the properties, additional financial support has been provided depending upon the underlying facts and circumstances surrounding each property. The Company will continue to evaluate and mitigate risks and economic impacts associated with providing additional financing to these properties and if necessary, where the Company is a senior debt holder, foreclosure as a possible liquidation event.

The Company provided a taxable loan of $1.5 million to one of the eleven properties. The Company continues to evaluate impairment risk related to all of the above-mentioned investments as each relates to the Company. During the third quarter of 2005, the Company recorded through a charge to impairments and valuation allowances a loan loss reserve of $0.4 million related to taxable loans and an other-than-temporary impairment of $1.3 million related to one tax-exempt bond. As of September 30, 2005, two of the tax-exempt bonds are temporarily impaired by $4.4 million and are carried at fair values below amortized cost through a charge to other comprehensive income. The total carrying value of the Company’s investments in these properties was $62.1 million as of September 30, 2005.

The Company is exposed to or has experienced the following risks associated with the above-mentioned investments: (1) we could decide to provide loans to the partnerships in order to complete the construction or rehabilitation of certain properties and to achieve stabilization of those properties which are not substantially leased, and underperformance of these loans could result in losses to the Company; (2) the tax-exempt bonds secured by properties held in these partnerships could become other-than-temporarily impaired resulting in a loss recorded in the condensed consolidated statements of income; (3) we could be called upon to make payments pursuant to our yield guarantees related to properties held in sponsored guaranteed funds; (4) a bankruptcy by the replaced general partners or the construction companies involved in these properties or their affiliates may give rise to additional claims concerning these partnerships; and (5) we may foreclose on the properties related to our debt investments, which foreclosure could result in losses to the Company.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change since December 31, 2004 to the information included in Item 7A of the Company’s 2004 Form 10-K.

Item 4.	Controls and Procedures

Based on their evaluation as of September 30, 2005, the Company’s management, including its Chief Executive Officer and President and its Chief Financial Officer, has concluded that the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 are effective. No change occurred in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f)) during the Company’s last fiscal quarter which was identified in connection with the evaluation required by Rule 13a-15(a) as materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

However, management has commenced its assessment of MRC’s internal control over financial reporting and will commence its assessment of Glaser’s internal control over financial reporting during the fourth quarter of 2005. Management expects to have completed its assessments by December 31, 2006, the date upon which management is required to have completed its assessments of MRC and Glaser under current law. These acquisitions are described in Note 3 to our condensed consolidated financial statements.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various legal proceedings from time to time, none of which we currently deem to be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	The following table summarizes the Company’s purchases of common shares during the first quarter of 2005:

Issuer Purchases of Equity Security

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2005 to January 31, 2005	—	$—	—	1,500,000
February 1, 2005 to February 28, 2005	—	—	—	1,500,000
March 1, 2005 to March 31, 2005	56,300	24.36	56,300	1,443,700

Total	56,300	$24.36	56,300	1,443,700

(1)	The Company announced on July 24, 2002, a share repurchase plan authorizing a repurchase of up to 1.5 million common shares.

There were no share repurchases during the second or third quarters of 2005.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of the Company’s shareholders held on June 2, 2005, the shareholders voted on the election of certain members of the Company’s board of directors. Each of the nominees for director was elected by the shareholders. The election results were as follows: Charles C. Baum (34,597,090 in favor and 260,679 abstaining), Mark K. Joseph (34,617,898 in favor and 239,871 abstaining) and Arthur S. Mehlman (34,625,395 in favor and 232,374 abstaining).

Item 5.	Other Information.

On November 4, 2005, MMA Financial Warehousing, LLC and MMA Financial Bond Warehousing, LLC, as borrowers, the Company, MMA Financial Holdings, Inc., MMA Equity Corporation, MMA Financial TC Corp., MMA Financial BFGLP, LLC, MMA Financial BFRP, Inc., MMA Financial BFG Investments, LLC and MMA Special Limited Partner, Inc., as guarantors, and Bank of America, N. A., as administrative agent and lender, and the other lenders party thereto entered into a Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement (the “Tax Credit Warehouse Agreement ”), allowing the borrowers to borrow, repay and re-borrow, on a secured basis, up to $140.0 million for the purpose of financing the acquisition of interests in partnerships that receive and distribute low-income housing tax credits to investors and the warehousing such interests prior to syndication to third party investors. The Tax Credit Warehouse Agreement also provides for the issuance of letters of credit in connection with such investments. The Tax Credit Warehouse Agreement will mature on November 3, 2006. Also on November 4, 2005, the Company and Bank of America, N.A. entered into that certain Guaranty Agreement, dated as of November 4, 2005 (the “Guaranty Agreement,” and together with the Tax Credit Warehouse Agreement, the “Credit Facility”). The Tax Credit Warehouse Agreement and the Guaranty Agreement are both attached to this Quarterly Report as exhibits and are incorporated herein by reference.

Borrowings under the Credit Facility bear interest at a floating rate of interest determined by reference to Bank of America’s prime rate or to a LIBOR based rate of interest plus a margin. The Company is required to co-fund a certain percentage of each investment financed under the Credit Facility. The Company may prepay advances under the Credit Facility at any time without premium or penalty other than standard LIBOR breakage costs. The Company will pay a fee on the unused portion of the commitment under the Credit Facility and certain other fees.

The Credit Facility contains terms and provisions (including representations, covenants and conditions) customary for agreements of this type. Financial covenants applicable to the Company on a consolidated basis include maintenance of minimum unencumbered liquidity, minimum consolidated tangible net worth, maximum consolidated leverage ratio, maximum ratio of consolidated senior indebtedness to consolidated tangible net worth and minimum consolidated interest and distribution coverage ratio. Financial covenants applicable to MMA Equity Corporation and MMA Financial TC Corp. and their subsidiaries on a consolidated basis include minimum consolidated net worth, minimum ratio of consolidated cash available for distribution plus consolidated fixed charges to consolidated fixed charges, and minimum consolidated cash available for distribution. Other covenants include restrictions on the ability of the Company to, among other things, create liens on or dispose of the assets of MMA Equity Corporation and MMA Financial TC Corp. and their subsidiaries and assets pledged in connection with the facility; engage in mergers, dissolutions, liquidations or consolidations; sell substantially all of its assets or its interests in the borrowers and the guarantors; make certain changes to its and its subsidiaries’ organizational structure; pay dividends or make other capital distributions; change the nature of the Company’s business; and engage in transactions with affiliates. Additional restrictions apply to the activities of the Company’s subsidiaries that are involved in the low-income housing tax credit business, including the borrowers and MMA Special Limited Partner, Inc.

The Credit Agreement contains customary events of default, including nonpayment of principal, interest, cofunding amounts, fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross-defaults to other material indebtedness; certain bankruptcy events; material judgments; the invalidity of the loan documents; and the occurrence of a material adverse change in the financial condition or results of operations of the borrowers or any guarantor. If an event of default occurs and is continuing under the Credit Agreement, payment of all amounts outstanding under the Credit Agreement may be accelerated and the lenders’ commitments may be terminated.

Item 6.	Exhibits

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

DATE: November 8, 2005	By:	/s/ WILLIAM S. HARRISON
William S. Harrison Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2.1	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33–99088)

2.2	Purchase and Sale Agreement, dated as of May 14, 2003, by and among Lend Lease Corporation Limited, BFG-GP, Inc., Lend Lease (US) Services, Inc., Lend Lease Real Estate Investments, Inc., Midland Financial Holdings, Inc., and MMA Financial, Inc.	Incorporated by reference to the Company’s Current Report on Form 8–K filed on July 10, 2003

2.3	Stock Purchase Agreement, dated as of June 8, 2005, by and between David Williams, Kevin Filter, MMA Mortgage Investment Corporation and the Company (the “Glaser Stock Purchase Agreement”)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2005.

2.3.1	Amendment No. 1 to the Glaser Stock Purchase Agreement, dated as of July 1, 2005, by and between David Williams, Kevin Filter, MMA Mortgage Investment Corporation and the Company

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2002

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

4.1	Specimen Common Share Certificate

4.2	Indenture, dated as of May 3, 2004, by and between MMA Financial Holdings, Inc. and Wilmington Trust Company	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2004

10.1	Master Repurchase Agreement by and among the Company, Trio Portfolio Investors, LLC, Rio Portfolio Partners, LP, Blackrock Capital Finance, LP, Brazos Fund, LP and M.F. Swapco, Inc. dated as of June 30, 1997	Incorporated by reference to the Company’s Current Report on Form 8–K filed on January 23, 1998

10.2	Stock Purchase and Contribution Agreement by and between the Company and Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis dated September 30, 1999	Incorporated by reference to the Company’s Current Report on Form 8–K filed on November 8, 1999

10.3	Registration Rights Agreement by and among the Company and Robert J. Banks, Keith J. Gloeckl and Ray F. Mathis, as holders of the Company’s common shares, dated October 20, 1999	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 1999, as amended

10.4	Amended and Restated Master Recourse Agreement by and among the Federal National Mortgage Association, the Company and MMACAP, LLC dated as of December 1, 2000	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2004

10.5	Credit Agreement, dated as of November 12, 2004, as amended, among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation, as borrowers, the Company, as guarantor, Bank of America, N.A., as administrative agent, U.S. Bank National Association, RBC Capital Markets and CitiCorp USA, Inc., as co-syndication agents, and the other lenders party thereto	Incorporated by reference to the Company’s Current Report on Form 8–K filed on November 17, 2004

10.6.1	Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement (the “Tax Credit Warehousing Agreement”), dated as of November 4, 2005, by and among MMA Financial Warehousing, LLC and MMA Financial Bond Warehousing, LLC, as borrowers, the Company, MMA Financial Holdings, Inc., MMA Equity Corporation, MMA Financial TC Corp., MMA Financial BFGLP, LLC, MMA Financial BFRP, Inc., MMA Financial BFG Investments, LLC and MMA Special Limited Partner, Inc., as guarantors, and Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto*

10.6.2	Guaranty Agreement, dated as of November 4, 2005, by Municipal Mortgage & Equity, LLC in favor of Bank of America, N.A., in its capacity as agent for the banks under the Tax Credit Warehouse Agreement*

10.7	Amended and Restated Credit Agreement, dated July 1, 2005, by and between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005, as amended

10.8	Municipal Mortgage & Equity, LLC 1998 Share Incentive Plan

10.9	Municipal Mortgage & Equity, LLC 1998 Non–Employee Directors’ Share Incentive Plan

10.10	Municipal Mortgage & Equity, LLC 2001 Share Incentive Plan

10.11	Municipal Mortgage & Equity, LLC 2001 Non–Employee Directors’ Share Incentive Plan

10.12	Municipal Mortgage & Equity, LLC 2004 Non–Employee Directors’ Share Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2004

10.13	Municipal Mortgage & Equity, LLC Amended and Restated 2004 Share Incentive Plan and Form of Deferred Share Agreement	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2004

10.14.1	Employment Agreement by and between the Company and Mark K. Joseph dated as of July 1, 2003 (the “M. Joseph Employment Agreement”)	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

10.14.2	Amendment to the M. Joseph Employment Agreement by and between the Company and Mark K. Joseph dated as of January 1, 2005	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10.15	Employment Agreement by and between the Company and Michael L. Falcone dated as of July 1, 2005	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2004

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

10.16	Employment Agreement by and between the Company and Earl W. Cole, III dated as of July 1, 2003	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

10.17	Employment Agreement by and between the Company and Keith J. Gloeckl dated as of July 1, 2003	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

10.18	Employment Agreement by and between the Company and Gary A. Mentesana dated as of July 1, 2003	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

10.19	Employment Agreement by and between the Company and Jenny Netzer dated as of July 1, 2003	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

10.20	Employment Agreement by and between the Company and Charles M. Pinckney dated as of July 1, 2003	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003

10.21	Employment Agreement by and between the Company and Frank G. Creamer, Jr. dated as of August 1, 2004	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2004

10.22	Employment Agreement between the Company and Melanie M. Lundquist dated as of December 31, 2004	Incorporated by reference to the Company’s Current Report on Form 8–K filed on April 1, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.