Form 10-K
period 2005-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2006-06-22
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common shares, no par value per share (“common shares”), of the registrant held by non-affiliates of the registrant was approximately $950,000,000 based upon the closing price of $25.99 on the New York Stock Exchange composite tape on the last business day of the Company’s most recently completed second fiscal quarter.

As of May 26, 2006, there were 38,511,098 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated:    None.

Municipal Mortgage & Equity, LLC

RESTATEMENT

Municipal Mortgage & Equity, LLC is restating its historical financial statements for the years ended December 31, 2004 and 2003; for the first three quarters in 2005 and for each quarter in 2004; and other selected financial data for the years ended December 31, 2002 and 2001. For additional information relating to the effect of the restatement, see the following items:

Part II:

Item 6—Selected Financial Data

Item 7—Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 8—Financial Statements and Supplementary Data

Item 9A—Controls and Procedures

Part IV:

Item 15—Exhibits and Financial Statement Schedules

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The disclosure in this Annual Report on Form 10-K (this “Annual Report”) contains forward looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can generally identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Examples of forward-looking statements in this Annual Report include, among others, (a) the statement that our policy is to pay quarterly distributions on our common shares; (b) our belief that accomplishing our stated goals will provide long-term value to our shareholders and clients; (c) our belief that the portion of our distribution that is tax-exempt will continue to decrease from historic levels; and (d) our expectations as to the amount and sources of new net capital that we will require to meet our 2006 production targets.

Any or all of these forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Annual Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed, and actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate;

•	the performance of the real estate market, generally, and the multifamily housing market specifically;

•	changes in tax laws or other regulatory systems affecting us or our operations or our failure to comply with applicable tax laws;

•	unavailability of sufficient access to capital, either due to macroeconomic or company-specific factors; and

•	any of the other risk factors described in our current and periodic filings with the Securities and Exchange Commission (the “SEC”) including those set forth in Part I, Item 1A of this Annual Report.

PART  I

Item 1.	Business.

Except as expressly indicated or unless the context otherwise requires, the “company,” “MuniMae,” “we,” “our” or “us” means Municipal Mortgage & Equity, LLC, a Delaware limited liability company, and its subsidiaries.

Overview

We are a leading provider of debt and equity financing to real estate developers (of both multi-family and commercial properties) for both our own investment and on behalf of others. We also provide real estate investment management services, tax credit equity syndication services, asset management services and mortgage loan servicing. We seek to provide steady growth, strong dividends and attractive return on equity to the holders of our common shares.

MuniMae was organized in 1996 as a Delaware limited liability company and is classified as a partnership for federal income tax purposes. MuniMae has the same limited liability, governance and management structures as a corporation, but it is treated as a “pass-through” entity for federal income tax purposes. Thus, our shareholders include their distributive share of our income, deductions and credits on their tax returns. This information is provided to our shareholders through a Schedule K-1 rather than a Form 1099. We conduct our business activities primarily through two wholly-owned subsidiaries:

•	MMA Financial, Inc., (“MMAF”), a corporation that generates taxable income that operates our tax credit and certain of our real estate finance activities; and

•	MuniMae Holdings, LLC, (“MMH”), a limited liability company and a pass-through entity for federal income tax purposes that holds the majority of our investments in tax exempt bonds.

This organizational structure is designed to allow us to “pass through” tax-exempt interest income to our shareholders.

Our principal offices are located at 621 E. Pratt Street, Suite 300, Baltimore, MD 21202. Our telephone number is (443) 263-2900. Our corporate website is located at http://www.munimae.com, and our filings pursuant to the Exchange Act, are available through that site. The information contained on our corporate website is not a part of this Annual Report.

Our Business

We operate through four business segments:

•	Through our debt segment we (1) invest in tax exempt bonds and bond securitizations; (2) make taxable construction, supplemental and permanent loans; (3) provide loan servicing; and (4) originate loans that are ultimately sold to government sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”) or insured by agencies such as the Federal Housing Administration (“FHA”) and the U.S. Department of Housing and Urban Development (“HUD”).

•	Through our tax credit equity segment we provide tax credit equity syndication and asset management services

•	Through our structured finance segment we invest in other real estate-related securities, including equity investments in real estate operating partnerships, tax exempt and taxable bonds, bond securitizations and taxable loans.

•	Through our fund management segment we (1) provide loan origination, loan servicing, investment advisory, asset management and other related services and (2) invest in real estate operating partnerships.

Our Debt Segment

Through our debt segment, we engage in a variety of real estate finance activities, including:

•	Investing in tax exempt bonds and bond securitizations;

•	Originating taxable construction, supplemental and permanent loans; and

•	Originating, selling and servicing loans that we sell to GSEs.

Tax Exempt Bonds and Bond Securitizations

We purchase tax-exempt bonds issued by state or local governments or their agencies or authorities that are issued primarily to finance multi-family housing projects. These bonds are secured by an assignment of the related mortgage loans and a general assignment of rents of the underlying multi-family housing projects. No government is liable under these tax-exempt bonds, and government taxing power is not pledged to the payment of principal or interest under these tax-exempt bonds. Accordingly, the revenue derived from the operation of the properties and amount derived from the sale, refinancing or other disposition of the properties serve as the sole source of funds for payment of principal and interest due to us on the tax-exempt bonds we own.

We finance these investments through securitization transactions where we will sell senior interests in our assets (including tax-exempt bonds) and retain subordinate interests. In a typical securitization transaction, we or a third party deposit bonds into a trust. The trust then issues both senior and subordinate certificates that represent interests in the bonds held by it. We typically retain the subordinate trust certificates, and the senior trust certificates are typically sold to third parties. To increase the attractiveness of the senior certificates to investors, we may obtain credit enhancement on the senior certificates or the bond underlying the senior certificates. The residual interest we retain receives the residual interest on the bond after the payment of all fees and the senior certificate principal and interest.

By engaging in these securitization transactions, we are able to enhance our overall return on equity and generate proceeds to purchase additional investments.

Taxable Loans

We make construction, supplemental and permanent loans to developers of multi-family and commercial real estate projects. These loans are generally secured by some combination of a lien on the real estate, an assignment of cash flows from the property or personal guarantees from the real estate developer. We sometimes retain such investments for our own investment purposes.

We generate cash flow from these investments based on the spread between the interest rates that we charge to the developer and the cost of capital used by us to finance such loans.

GSE Business

We originate loans on behalf of and sell loans to various GSEs. We are a FHA/HUD Multi-family Accelerated Processing-approved lender, a FHA Traditional Application Processing lender, an approved seller and servicer of Ginnie Mae mortgage backed securities, an approved seller and servicer of Fannie Mae Delegated Underwriting and Servicing (“DUS”) loans and an approved seller and servicer of Freddie Mac mortgage loans. Typically, the loans originated in conjunction with these programs are underwritten and structured in accordance with strict financial requirements set by the sponsoring entity that we must abide by, including maintaining a minimum net worth, liquidity and insurance coverages, and collateral pledges. Certain of these programs require us to bear a portion of losses incurred on underlying loans. We typically hold these loans for less than 90 days before selling them to the applicable GSE. When we sell these loans, we retain a right to service them over their term for which we receive mortgage servicing fees. Through these programs, we generate cash flows through gains recorded at the time of the sale, and over the term of the loans, through our mortgage servicing fees. Thus, these programs provide us with an important source of short-term and long-term liquidity.

Our Tax Credit Equity Segment

We are one of the nation’s largest syndicators of low income housing tax credits (“LIHTCs”). As of December 31, 2005, we had over $6.8 billion of tax credit investments under management, representing 1,760 properties.

The LIHTC program was created by the Tax Reform Act of 1986. The act created a program of tax credits for the production of rental housing targeted to lower income households. Under the LIHTC program, the states were authorized to issue federal tax credits for the acquisition, rehabilitation, or new construction of affordable rental housing. The credits can be used by property owners to offset taxes on other income, and are generally sold to outside investors to raise initial development funds for a project. To qualify for credits a project must have a specific proportion of its units set aside for lower income households and the rents on these units are limited to 30% of qualifying income. The amount of the credit that can be provided for a project is a function of development cost (excluding land), the proportion of units that is set aside, and the credit rate (which varies based on interest rates, type of development and financial sources). Credits are provided for a period of ten years.

The tax credit equity syndication business involves:

•	acquiring or making arrangements to acquire interests in partnerships (the “lower-tier partnerships” or the “Project Partnerships”) that are developing affordable housing projects expected to generate a stream of LIHTCs;

•	organizing a partnership (a “fund” or an “upper-tier partnership”) to hold the investments in the lower tier partnerships;

•	identifying investors to acquire a limited partnership interest in the fund/upper tier partnership;

•	making arrangements for the fund to purchase, from us or others, interests in the lower tier partnerships; and

•	providing asset management services over the term of the fund.

The purchasers of the limited partnership interests in the funds are typically corporations who are able to benefit from the LIHTCs and the operating tax losses generated by the affordable housing projects held in the lower tier partnerships. We act as the general partner of these funds with ownership interests ranging from 0.1% to 1.0%.

Since we generally acquire interests in the lower-tier partnerships in advance of receiving investments from the ultimate investors in the funds, we finance these acquisitions using our lines of credit. This enables us to take advantage of investment opportunities as they become available in the marketplace and provide better investment options to the funds we sponsor when the investment capital is ultimately available. Once we have organized a fund and identified the investors in that fund, the fund will pay us an amount sufficient to repay our credit line draws with respect to the acquisition of interests in the lower-tier partnerships and the fund becomes the holder of the lower tier partnership interests.

As sponsor, we receive syndication fees for organizing the fund, coordinating the capital raising, and arranging the fund’s investments in lower-tier partnerships. In certain instances, we may provide investment yield guarantees to the fund investors, for which we earn additional fees. We also receive asset management fees associated with the ongoing administration of the funds which we typically receive, to the extent of available cash flow, over the term of the fund.

Our Structured Finance Segment

Similar to our debt segment, the structured finance segment also invests in tax-exempt bonds and uses securitization transactions to finance these investments. The structured finance segment invests in tax-exempt bonds issued by community development districts (“CDD”) to finance the development of community infrastructure supporting single-family housing, and mixed use and commercial developments. These bonds are secured by specific payments or assessments pledged by the local improvement district that issues the bonds. At times, the structured finance segment invests in tax-exempt bonds or interests in bonds secured by student housing or assisted living developments. In addition, the structured finance segment invests in other housing-related debt and equity investments, including taxable bonds and loans and equity investments in real estate operating partnerships.

Our Fund Management Segment

Through our fund management segment, we provide loan origination, loan servicing, asset management, investment advisory and other related services:

•	We have well-established relationships with several pension funds for which we manage direct and pooled investments in real estate assets. Pooled investments for these pension funds are made through Midland Multifamily Equity REIT (“MMER”), our affiliate that invests in income-producing real estate through limited partnership interests originated by us, and Midland Affordable Housing Group Trust (“MAHGT”), an affiliate of ours that invests primarily in real estate backed debt investments originated by us.

•	Through the legacy business of MONY Realty Capital, Inc. (“MRC”) (discussed immediately below under “—Recent Developments”), we provide real estate advisory services for several funds that hold investments in a broad range of property types, including office, industrial, apartments, retail, hotels, condominiums, condominium conversions and student housing and we originate loans, provide asset management services and loan servicing primarily for institutional investors, for which we earn fees.

Recent Developments

Acquisitions

In February 2005, we acquired MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. for a total purchase cost of $10.9 million, including assumptions of certain liabilities of MRC. For a complete discussion of the acquisition of MRC, see Note 4, “Acquisitions, Goodwill and Intangible Assets” in the notes to our consolidated financial statements included in this Annual Report. MRC sources, underwrites, structures, closes, and manages commercial real estate investments. At the time of the acquisition, MRC had over $2.0 billion in assets under management, and since 1997, had (together with its predecessor organization) originated approximately $3.2 billion in commercial debt investments, including $1.2 billion in high yield or structured transactions (consisting of construction loans, bridge loans, mezzanine investments and B-notes), and augmented the investment advisory business conducted through our fund management segment.

In July 2005, we acquired Glaser Financial Group, Inc. (“Glaser”) in a stock purchase transaction for a total purchase cost comprised of: (1) an initial cash payment of $50.8 million; (2) three deferred payments of $4.0 million due at each of the three anniversary dates of the closing; (3) contingent consideration of approximately $5.0 million due on the third anniversary of the closing provided certain operating performance thresholds are achieved; and (4) transaction costs of approximately $0.6 million. For a complete discussion of the acquisition of Glaser, see Note 4, “Acquisitions, Goodwill and Intangible Assets” in the notes to our consolidated financial statements included in this Annual Report. Glaser was a full service commercial mortgage banker for multi-family, senior housing and commercial real estate predominately in the upper Midwest. At the time of the acquisition, Glaser had a servicing portfolio of approximately $3.5 billion comprised of approximately 64,000 units including both insured and uninsured taxable loans and tax-exempt bond issues, which added scale to the mortgage banking business performed through our debt segment, strengthened our relationship with Fannie Mae and Freddie Mac, and provided a geographic complement to our existing servicing portfolio.

Competition

In seeking out attractive tax credit, multi-family and other housing-related investment opportunities, we compete directly against a large number of syndicators, direct investors and lenders, including banks, finance companies and other financial intermediaries and providers of related services (such as portfolio loan servicing). While we have historically been able to compete effectively against such competitors on the basis of service, access to investor capital, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefit from substantial economies of scale in their business and have other competitive advantages.

We compete directly with other syndicators in raising investor capital for tax credit investments. While we have historically been able to compete effectively against such competitors on the basis of service, track record, and access to high-quality investments, several of our competitors benefit from the ability to: (a) use large amounts of tax credits themselves, and (b) more effectively guarantee tax credit investments because of their size.

Employees

As of May 26, 2006, we had approximately 450 employees. We are not a party to any collective bargaining agreement.

Item 1A.	Risk Factors.

Holding our common shares involves various risks and uncertainties. You should be aware that should any of the risks described in this section, or elsewhere in this Annual Report, materialize, it could have a material adverse effect on our business, financial condition, results of operations and the value of our common shares.

General Risks Related to Our Business

Economic conditions adversely affecting the real estate market could have a material adverse effect on our financial condition and results of operations.

Since we own and finance investments directly or indirectly secured by real estate, and primarily multifamily real estate, the value of our investments and the performance of the properties financed by us may be materially adversely affected by macroeconomic conditions having an adverse impact on the real estate market, generally, and the multifamily real estate market, specifically. These factors include, among others:

•	High levels of unemployment and other adverse economic conditions, regionally or nationally;

•	Decreased occupancy and rent levels due to supply and demand imbalances;

•	Changes in interest rates as discussed in greater detail below under “—Changing interest rates may have an adverse effect on our financial condition and results of operations”; and

•	Unfavorable local or national regulatory conditions, including tax law changes, rent control legislation or tenant income restrictions, affecting the multi-family housing market.

Any of these factors could depress the value of our investments, impact the ability of our developer clients to fulfill their commitments to us or decrease the demand for our financing products.

Changing interest rates may have an adverse effect on our financial condition and results of operations.

We have exposure to changes in interest rates both as a function of the effect of interest rate changes on our business and industry, generally, and as a result of specific debt and securitization transactions to which we are a party. At December 31, 2005, we had $1.2 billion of aggregate floating interest rate exposure, including exposure related to our bond securitizations and our credit arrangements. At December 31, 2005, $226.0 million of our floating-rate exposure related to our bond securitizations, including off-balance sheet securitizations, was not hedged by interest rate swaps or investments in floating-rate senior interests in securitizations. Most of our floating-rate exposure related to our credit arrangements is mitigated by investing in matching floating-rate investments; however, this type of structure could be impacted by rising interest rates. Although we have established reserves to protect us in the event of margin calls, we may reserve too little (resulting in the need for unanticipated cash outlays) or too much (reducing profitability). We enter into economic hedging transactions for limited time periods that are typically substantially shorter than the term of our interest rate exposure. At December 31, 2005, the weighted average maturities of our floating rate securitization trusts, credit arrangements and interest rate hedges were approximately 9.37, 1.13 and 2.55 years, respectively. There can be no assurance that we will be able to enter into new hedges at favorable rates, or at all, when the existing arrangements expire, a risk that is increased by our use of a strategy that requires us to enter into new arrangements often. In addition, while we have historically hedged most of our securitization-related floating rate exposure using interest rate swaps, we may reevaluate our interest rate risk management policies and determine to hedge less of our securitization-related floating rate risk as we continue to grow and diversify our product lines. There is a significant risk that we could be required to liquidate investments to satisfy margin calls if interest rates rise or fall dramatically. In addition, certain hedging activities involve transaction costs. If we hedge against interest rate risks, we may substantially reduce our net income or adversely affect our financial condition.

In addition to its effect on our debt and securitization transactions, a change in interest rates may adversely affect our financial condition and results of operation as a result of the corresponding effects on the multifamily and other real estate markets generally. A decrease in market interest rates may result in our borrowers’ redeeming, prepaying or refinancing our bonds or taxable loans prior to their stated maturity. In such event, we may be unable to reinvest the proceeds at an attractive rate of return or in an investment that otherwise satisfies our investment criteria. Additionally, lower mortgage interest rates may make home ownership more economically appealing and reduce the demand for rental housing, thereby decreasing productions levels across our business units. Conversely, an increase in market interest rates could: reduce new multifamily housing starts (and consequently reduce origination income); cause a decrease in the value of some of our investments (including on a sale of such investments); increase our borrowing costs; cause investors to find alternative investments that are more economically attractive than our products; or reduce, possibly to zero, interest distributions on our residual interests in securitization programs. These occurrences would adversely affect the amount of cash that we have available to make distributions to holders of our common shares and could adversely affect our financial condition and results of operations.

Our operations are expected to result in higher income for us in the second and fourth fiscal quarters than in the first and third fiscal quarters.

Our operating results from our tax credit equity business are expected to fluctuate based on seasonal patterns and are generally less predictable than revenues from our other real estate finance activities. Although, we anticipate that our highest revenues from our tax credit equity business, and thus overall, will occur in the second and fourth calendar quarters, there can be no assurance that this will be the case. These fluctuations could result in a decrease in cash flow and could be perceived negatively and, therefore, adversely affect the market price for our common shares.

The federal government has historically supported investment in affordable multifamily housing through regulatory incentives, and changes or modifications to the regulatory environment could adversely affect our results of operations.

Federal tax law

Our business prospects are directly impacted by tax policies, which affect demand for our debt and equity financing products as well as investor demand for our common shares, and by the availability of tax credits, which affect the supply of our product. The federal income tax laws are constantly under review by participants in the legislative process and by the IRS and the Treasury Department. Changes to the federal income tax laws and administrative interpretations thereof (which changes may have retroactive effect) could adversely affect our shareholders. It cannot be predicted whether, when, in what forms, or with what effective dates the federal income tax laws applicable to us or our shareholders will be changed. Although there is a history of affordable housing subsidies by the federal government, changes in tax policies could have a significant and material effect on us. In 2003, legislative changes provided for the taxation of “qualified dividend income” received by non-corporate domestic taxpayers at long-term capital gains rates, the maximum of which was reduced to 15%; these change were recently extended through 2010. The reduced rate of tax on dividends generally applies only to dividends paid out of earnings and profits realized by the corporate payor. We arrange for corporations to make investments in exchange for tax credits (that are available under various federal programs) and losses (that reduce the earnings and profits of the corporate investor). In connection with this business, we receive fees for selling the tax credits, make loans to and earn interest on those loans from developers and receive fees for managing assets. Since losses produced by the typical tax credit investment reduce an investor’s capacity to pay qualified dividends, legislation favoring the payment of qualified dividends could decrease the value of tax credits to corporate investors and the tax credit syndication industry could be harmed.

The 2003 legislation also diminished the importance of a primary advantage of investing in tax-exempt bonds under prior law—that interest received on these bonds was tax exempt while dividend income from investments in corporate equity was taxed at ordinary rates. Legislation that makes taxable investments more attractive can increase the cost of tax-exempt financings if interest rates offered by municipal and other eligible borrowers rise to compensate investors for the reduction in the tax advantage. This could lead to a decrease in tax-exempt borrowing activities, which would reduce our opportunities to originate, structure and invest in tax-exempt financings. Such legislation could adversely affect our operations and could negatively affect our net income. While the tax-exempt portion of our distributions is, and under the 2003 legislation will remain, excludable from gross income, the 2003 legislation discussed above or similar future legislation could cause the after-tax returns available from other investments to increase, and cause shares in other companies to become more attractive relative to our shares. These changes could also reduce the value of our existing investments, since tax-exempt bond income would not enjoy the same degree of tax advantage as provided under the previous law.

Community Reinvestment Act

Demand for our products may be impacted by the Community Reinvestment Act, which requires financial institutions to invest in affordable housing. As a supplier of investment products backed by affordable housing, we benefit from the demand for investments that help financial institutions meet Community Reinvestment Act requirements. Changes in the Community Reinvestment Act could have a significant and material effect on us by reducing demand for our products.

Events adversely impacting the GSEs that provide liquidity to the market for investments in affordable housing could materially adversely affect our business.

Recently, Fannie Mae and Freddie Mac have been under heavy scrutiny by the Office of Federal Housing Enterprise Oversight, Congress and the SEC. Both have experienced accounting problems and changes in top management. It is possible that the on-going scrutiny of Fannie Mae and Freddie Mac could result in changes in their regulatory oversight, accounting practices or special benefits currently granted to these entities. A number of sizeable financial services companies and trade associations have launched a concerted effort to limit the growth of the GSEs and spur close examination of how the benefits of their GSE status are being employed. Currently, Fannie Mae and Freddie Mac are the largest corporate buyers of low-income housing tax credits. We are also a Fannie Mae DUS lender and a Freddie Mac Program Plus lender, which enables us to sell loans that we originate to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac also provide credit enhancement on our behalf that facilitates the securitization of certain of our assets, and Fannie Mae provides credit enhancement for some of the bonds that we originate. While it is impossible to predict what changes will occur and what their impact will be on the activities of the GSEs, any changes could conceivably result in a contraction of the GSEs’ support of the affordable housing market or an increase to the GSEs’ cost of capital, either of which could limit our product offerings or make some of our products less competitive.

We are exposed to construction completion and rehabilitation risks as well as the risk that completed developments in a lease-up phase do not become stabilized.

A portion of our interest income from investments is secured by residential rental housing properties that are still in various stages of construction or which are undergoing substantial rehabilitation, and we may make similar investments in commercial properties. In addition, we invest in similarly situated properties through our tax credit equity business. Construction or rehabilitation of such properties generally takes approximately 12 to 24 months. The principal risk associated with this type of lending is the risk of non-completion of construction or rehabilitation, which may arise as a result of: (a) underestimated initial construction or rehabilitation costs; (b) delays; (c) failure to obtain governmental approvals; and (d) adverse weather and other unpredictable contingencies beyond the control of the developer. If the underlying mortgage securing one of our investments is defaulted due to construction and/or rehabilitation not being completed as required in the underlying documents, we, as the holder of the investments secured by such mortgage, will incur certain costs and may be required to invest additional capital in order to preserve our investment.

In addition, a portion of our interest income from investments is secured by mortgages on properties which are currently in a lease-up phase, and we invest in similarly situated properties through our tax credit equity business. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up. Moreover, there can be no assurance that the underlying property will achieve expected occupancy or debt service coverage levels. If these investments do not perform as anticipated, we may suffer losses on the investments and our results of operations could be materially adversely affected.

The properties directly or indirectly securing our investments or included in our tax credit equity funds may not generate sufficient income to make the payments due to us, and the borrowers under our investments may default on their obligations under these investments.

We have no guarantee that the obligors on our investments will be able to satisfy their obligations to us or that the project partnerships included in our tax credit equity funds will be able to satisfy their obligations. In addition to the macroeconomic factors described above under “—Economic conditions adversely affecting the real estate market could have a material adverse effect on our financial condition and results of operations,” there are property level risks that may result in individual defaults, including increased property level expenses, property mismanagement, and unanticipated environmental problems, among others. Some of the income from our investing business comes from equity investments in partnerships that own multifamily housing developments.

We have limited recourse in the event of a default on a tax-exempt bond or the bankruptcy of a borrower under a tax-exempt bond, and, as a holder of the junior interests in some investments, we have an even more limited ability to take actions that might protect our interests. An assignment of the related mortgage loan, secured by a mortgage on the underlying property and an assignment of rents, is the security for each of our tax-exempt bonds. With respect to stabilized properties, the owners of the underlying properties are only liable for the payment of principal and interest under the mortgage loans to the extent of the cash flow and sale proceeds from the properties. Accordingly, the revenue derived from the operation of the properties and amounts derived from the sale, refinancing or other disposition of the properties is the sole source of funds for payment of principal and interest to us under the tax-exempt bonds. Where we hold a junior position in such investments, the holders of the senior interests may control the ability to enforce remedies. We also invest directly in taxable mortgage loans, which present a similar set of relationships.

At December 31, 2005, $266.3 million of tax-exempt bonds and loans were on non-accrual status (i.e., in default on payment obligations to us). Interest income recognized on these bonds and loans was $7.0 million for the year ended December 31, 2005. Additional interest income that we would have recognized had these bonds and loans been on accrual status was approximately $15.2 million for the year ended December 31, 2005. At times, we make loans though back-to-back investments where we borrow funds from MAHGT and lend the proceeds to developers. MAHGT bears the risk of loss with respect to these underlying investments and as such, if interest income is not recognized by us, we are not required to pay interest expense to MAHGT. $0.9 million of the $15.2 million of interest income not recognized related to our MAHGT relationship during 2005.

Risks Related to Our Tax Credit Equity Segment

As a sponsor of tax credit equity funds, we have exposure to risks of loss in the event that we are unable to place project partnerships into tax credit funds or we are unable to recover our advances to certain project partnerships.

In connection with the sponsorship of tax credit equity funds as described above under Part I, Item 1. Business “Our Business—Our Tax Credit Equity Segment,” we advance funds to acquire interests in property-owning partnerships for inclusion in tax credit equity funds and, at any point in time, the amount of our advances can be material. We typically finance these acquisitions through draws on a line of credit. Recovery of these amounts is subject to our ability to attract tax credit equity investors or, if investors are not found, the sale of the partnership interests in the underlying properties. We could also be liable to investors in tax credit equity funds and third parties as a result of serving as general partner or special limited partner in such funds. In addition, even when we are not required to do so, we may advance funds to allow these funds to meet their expenses and/or generate the expected tax benefits to investors, and we might not be able to recover these advances.

We provide guarantees with respect to certain of the tax credit equity funds that we sponsor, and if we were to become obligated to perform on such guarantees our financial condition and results of operations could suffer.

As described above under Part I, Item 1. Business “Our Business—Our Tax Credit Equity Segment,” we provide guarantees to investors in connection with certain of the tax credit equity funds that we sponsor. We could be required to advance funds under such guarantees to lower-tier partnerships to ensure that the investors do not lose their expected tax benefits, and, if the internal rate of return to investors falls below the guaranteed level, we would be required to make a payment so that the guaranteed rate of return will be achieved. Our maximum potential liability pursuant to those guarantees was $547.7 million as of December 31, 2005. See Part II, Item 7. “Capital Resources—Guarantees” and Note 9, “Guarantees and Collateral” in the notes to our financial statements included elsewhere in this Annual Report.

The tax credit equity funds sponsored by us may not generate sufficient cash to pay fees due to us, which could negatively impact our cash flows.

Much of the revenue from our tax credit equity business is earned from multi-tiered funds that we sponsor. These funds are dependent upon the cash flows of lower-tier partnerships in which they invest to generate their own cash flows that are used to pay fees for services, such as the advisory services that we render to them. As the lower-tier partnerships are susceptible to numerous operational risks related to real estate investments generally (see “—General Risks Related to Our Business—Economic conditions adversely affecting the real estate market could have a material adverse effect on our financial condition and results of operations”), the upper-tier funds may not collect sufficient cash to pay the fees they owe to us. If we do not collect these fees, the negative impact on our cash flows, and our net income if we determine the fees are not collectible, could negatively impact our financial condition and results of operations.

There is a risk of elimination of, or changes to, governmental programs that could limit the product offerings of our tax credit equity business.

As discussed above under Part I, Item 1. Business “Our Business—Our Tax Credit Equity Segment,” our tax credit equity business derives revenue from the syndication of partnership interests in properties eligible for low income housing tax credits, or LIHTCs. Although LIHTCs are a part of the Code, Congress could repeal or modify the LIHTC provisions at any time or modify the tax laws so that the value of LIHTC benefits is reduced. If the LIHTC provisions are repealed or adversely modified, the results of operations of our tax credit equity business would be materially adversely affected.

In addition, other government programs may have an impact on our tax credit equity business, such as: (a) passage of a home ownership tax credit program (which is currently supported by the Bush administration), which may reduce the supply and/or demand for LIHTCs; (b) reduction of funding for rent supplements, including the HUD voucher program, which may affect the cash flow and financial performance of LIHTC properties in funds syndicated by us; or (c) significant changes to the Code which may reduce the benefits that investors currently receive from the LIHTC program.

The tax credit equity syndication market is a maturing market, and we are increasingly competing with more syndicators, which may result in lower profit margins in the future.

There are relatively few barriers to entry in the tax credit equity syndication market. As more financial services companies enter this marketplace, competition has increased and our profit margins have decreased. As more syndicators compete for business in a marketplace characterized by a static pool of LIHTCs, the profit margins on our tax credit equity business will likely decline and our results of operations may suffer. In addition, as described under “—There is a risk of elimination of, or changes to, governmental programs that could limit the product offerings of our tax credit equity business,” if governmental support for the LIHTC program decreases, this competition could become even more intense as the amount of credits decreases.

Risks Related to Our Debt and Structured Finance Segments

Substantially all of our investments are illiquid, which could prevent us from consummating sales on favorable terms and makes it difficult for us to accurately value our investment portfolio.

Substantially all of our investments lack a regular trading market. This lack of liquidity would be worse during turbulent market conditions or if any of our tax-exempt bonds were determined to be taxable (as discussed under “—Risks Related to the Application of Tax Laws—The characterization of certain of our income as exempt for federal income tax purposes depends upon compliance with numerous sections of the Code—Tax-exempt status of the bonds”) or if any of our bonds or loans were to go into default (as discussed under “General Risks Related to Our Business—The properties directly or indirectly securing our investments may not generate sufficient income to make the payments due to us, and the borrowers under our investments may default on their obligations under these investments.”). As a result of this illiquidity, we could be forced to sell investments on unfavorable terms. In addition, the characteristic illiquidity of our investments makes them hard to value and may cause significant changes in the fair value of our investments as recorded on our financial statements, which would be reflected in carrying value and other comprehensive income. Significant unfavorable changes in the fair value of our investments could adversely affect the value of our common shares.

A significant portion of our assets are involved with securitization programs and, in the event of certain defaults, such assets could be liquidated to meet senior obligations. In addition, if the value of our assets is impaired, we could be required to post additional collateral or terminate the facilities.

As described above under Part I, Item 1. Business “Our Business—Our Debt Segment—Tax Exempt Bonds and Bond Securitizations,” we securitize some of our investments, and we retain residual interests in the securitization programs. In addition, we also pledge investments as collateral with respect to these securitization programs. As of December 31, 2005, approximately $1.2 billion, or 86.8% of the fair value, of our investments in bonds (the majority of which is held in MuniMae TE Bond Subsidiary, LLC (“TE Bond Sub”), our subsidiary that owns a significant portion of our tax exempt bonds and bond-related investments), were either deposited in securitization trusts or pledged as collateral for short-term and long-term securitization programs.

In the event a securitization trust cannot meet its obligations, all or a portion of the deposited tax-exempt bonds may be sold to satisfy the obligations to the holders of the senior interests. Therefore, cash flow from these tax-exempt bonds may not be available to pay any amounts on our residual interests. In the event of the liquidation of the tax-exempt bonds, no payment will be made to us except to the extent that the sale price received for the tax-exempt bonds exceeds the amounts due on the senior obligations of the trust. Further, in a typical short-term securitization facility the payment of the interest and principal on the senior floating rate interests is guaranteed by a third-party credit enhancement provider. If the third party is required to repay the senior floating rate certificates (as a result of poor performance of the bonds deposited in the trust), both the deposited bonds and our pledged assets may be sold to reimburse the third party for its advance of funds and we may lose the cash flow from these tax-exempt bonds and our ownership interest in them. In addition, there may not be sufficient cash flow to pay interest contractually due to us as residual interest holder or bondholder. Our ability to remedy defaults inside the trust is limited. See Note 9, “Guarantees and Collateral—Collateral” in the notes to our financial statement included elsewhere in this Annual Report.

In addition, if the value of our investments in tax-exempt bonds pledged as collateral for securitization programs decreases significantly, we may be required to post cash or additional investments as additional collateral for such programs. In the event that we have insufficient liquidity or unencumbered investments to satisfy these collateral requirements, the securitization programs may be terminated and the pledged collateral liquidated to satisfy the obligations to the holders of the securitization program certificates. In such cases, we would lose the cash flow from the tax-exempt bonds and our ownership interest in them, and our financial condition and results of operations could be materially adversely affected.

A portion of our investments are subordinated securities or interests in bonds that are junior in right of payment to other bonds, notes or instruments, and, in the event that the borrowers are unable to make all required payments, we may not receive all payments on such investments to which we are entitled.

As of December 31, 2005, we held investments in subordinated securities or interests in bonds that are junior in right of payment to other bonds, notes or instruments aggregating approximately $68.8 million, or 4.8% of the fair value of our bonds and bond-related investments. Among the risks of these investments are that borrowers may not be able to make payments on both the senior and the junior interests and that the value of the underlying asset may be less than the amounts owed to both the senior and the junior interest holders. In certain circumstances, the borrower may also issue additional senior debt, further reducing the security available for the junior interest holders. As a consequence, we, as a holder of a junior interest, could receive less than the full and timely repayment of our investment. Moreover, the holders of the senior interests may control the ability to enforce remedies. Without the consent of the senior holders, we may have limited ability to take actions that might protect our interests. If the cash flow with respect to a particular investment is not sufficient to make full payments on the junior interests, this may adversely affect our financial condition, the amount of cash that we have available to make distributions to holders of our common shares and the value of our common shares.

As a delegated underwriter and servicer in the Fannie Mae DUS program, we have agreed to share losses (up to certain specified levels) on loans that we underwrite and sell to Fannie Mae.

As discussed above under Part I, Item 1. Business “Our Business” and “Our Business—Our Debt Segment—GSE Business,” we participate in the Fannie Mae DUS program. The terms and conditions of our participation in this program require that we retain a first loss position with respect to loans that we underwrite and sell to Fannie Mae. We assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae’s loss sharing formulas. Generally, in the event of a default on such a loan, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20%–40% of the original principal balance depending on the risk level of the loan; any remaining loss is borne by Fannie Mae. As of December 31, 2005 our maximum exposure under the DUS program was approximately $529.3 million. Although our losses to date under these guarantees have been immaterial, there can be no assurance that we will not experience significant losses in the future.

The growth of our business is dependent on maintaining our relationships with the GSEs that participate in the multifamily affordable housing market.

The maintenance of our DUS license with Fannie Mae and our participation in Freddie Mac’s Program Plus are important to the continued productivity and growth of our debt segment operations. As a DUS lender, we are subject to periodic reviews by Fannie Mae, and we must comply with a variety of underwriting and servicing guidelines imposed by Fannie Mae. Fannie Mae could revoke our DUS license in the event that we do not comply with the program guidelines. Alternatively, the value of our DUS license could be adversely impacted if Fannie Mae were to change the delegated authority of its DUS lenders or otherwise make it more costly or difficult for DUS lenders to underwrite and service loans on Fannie Mae’s behalf.

As the GSEs admit more financial services firms into their programs, our competitive advantage decreases and our financial condition and results of operations may suffer.

We have no control over whether Fannie Mae or Freddie Mac expands the size of their programs. The value of our DUS license and our participation in Freddie Mac’s Program Plus could be adversely impacted if either of those GSEs were to invite a significant number of our competitors to participate in those programs. As more financial services firms compete for business in this marketplace, the profit margins on our debt business will likely decline and our results of operations may suffer.

Risks Related to Our Fund Management Segment

If our registration as an SEC registered investment adviser were revoked or otherwise terminated, we could lose investment advisory clients.

A growing portion of our business after the MRC acquisition (discussed above under Part I, Item 1. Business, “Recent Developments—Acquisitions”) includes providing investment advisory services to institutional clients. Currently, we are registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Certain of our current clients, and potential future clients, desire or require their advisers to be registered with the SEC. If our registration under the Advisers Act were revoked or otherwise terminated, we could lose investment advisory clients or be unable to grow this portion of our business, and our results of operations could suffer.

Risks Related to the Application of Tax Laws

Our classification as a publicly traded partnership not taxable as a corporation is not free from doubt and could be challenged.

As discussed elsewhere in this Annual Report, we operate as a partnership for federal income tax purposes, which permits us to pass through most of our tax items—including taxable income, tax-exempt income, deductions, credits and other tax items—to shareholders. The listing of our common shares on the New York Stock Exchange, however, causes us to be treated as a “publicly traded partnership” for federal income tax purposes. As a publicly traded partnership, we will be taxed as a corporation for any taxable year in which less than 90% of our gross income consists of “qualifying income.” Qualifying income includes interest, dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items. Our outside counsel has advised us that, although the issue is not free from doubt, tax-exempt interest income constitutes qualifying income for this purpose.

We believe that we are (and our predecessor was) properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service (the “IRS”) could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit or in future years. If, for any reason, less than 90% of our gross income constitutes qualifying income, our income, deductions, credits and other tax items would not pass through to shareholders, and shareholders would be treated as stockholders in a corporation for federal income tax purposes. In addition, distributions by us to our shareholders would constitute ordinary dividend income, taxable to the shareholders to the extent of our earnings and profits, which would include tax-exempt net income, as well as any taxable net income we may have, reduced by any federal income taxes paid. We would not be able to deduct the payment of these dividends. Also, we would be required to pay federal income tax at regular corporate rates on our net income, with the exception of tax-exempt income, which could adversely impact the value of our common shares.

The characterization of certain of our income as exempt for federal income tax purposes depends upon compliance with numerous sections of the Code.

Tax-exempt status of the bonds

General. On the date of initial issuance of any tax-exempt bond that we hold or have held, directly or indirectly, bond counsel or special tax counsel rendered its opinion to the effect that, based on the law in effect on the date of issuance, interest on such bond is excludable from gross income for U.S. federal income tax purposes. These opinions are subject to customary exceptions, including an exception for any tax-exempts bond (other than a bond the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code) during any period in which it is held by a “substantial user” of the corresponding property or a person “related” to a “substantial user” within the meaning of the Code. See “—Substantial user limitation.” As of the date of the filing of this Annual Report, we do not have knowledge of any events that may adversely affect the tax-exempt status of our bonds, including any notice of a preliminary or other determination by the IRS that it considers interest on any of such bonds to be includable in gross income.

Continuing requirements for tax exemption. The Code establishes certain requirements, which must be met subsequent to the issuance and delivery of a tax-exempt bond for interest on such bond to continue to be excluded from gross income for U.S. federal income tax purposes. Among these continuing requirements are restrictions on the investment and use of the bond proceeds and compliance with a regulatory agreement, arbitrage certificate and/or similar documents. Each issuer of the bonds, as well as the underlying borrowers, has covenanted to comply with these continuing requirements, including any regulatory agreement, arbitrage certificate and similar document. In addition, for tax-exempt bonds the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, the continuing exclusion of interest from gross income for U.S. federal income tax purposes depends on the continuing exempt status of the charitable organization borrower. Failure to comply with any of these continuing requirements of the Code may cause the interest on a bond to be includable in gross income for U.S. federal income tax purposes retroactive to the date of issuance regardless of when such noncompliance occurs.

Substantial user limitation. Interest on a bond, other than a bond the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, will not be excluded from gross income during any period in which we are a “substantial user” of the underlying property or a person “related” to a “substantial user.” A “substantial user” generally includes any underlying borrower and any person or entity who uses the property on other than a de minimis basis. We or one of our affiliates, as applicable, will be a related person of a substantial user for this purpose if, among other things, we directly, indirectly or by attribution own more than a specified percentage of the stock or capital or profits interests in the substantial user. The attribution rules under federal income tax law are complex and the preceding sentence is not intended to be a complete summary of their application. We have received opinions and/or advice with respect to most of our bonds that we are not a substantial user or a person related thereto. There exist certain levels of indirect common ownership between us and certain of the borrowers under the bonds in which we hold an interest. This common ownership was considered when we received advice that we are not a person related to a substantial user of the property financed by the bonds.

Mark K. Joseph, the Chairman of our Board of Directors controls each of the partnerships that is the borrower on 14 separate bonds owned by us (the “Affected Partnerships”). As of the date of the filing of this Annual Report, Mr. Joseph owns, directly or indirectly (taking into account certain attribution rules of the Code) in the aggregate less than 5% of our capital or profits interests. Based in part on a legal opinion delivered to us by our outside counsel (which is based on numerous assumptions and representations by us), we believe that we are not, by virtue of any equity investment in us by any of our officers, a person related to a substantial user of any of the properties financed with the proceeds of a bond relating to an Affected Partnership. Unlike a ruling from the IRS, however, a legal opinion is not binding and no assurance can be given that the conclusion reached will not be contested by the IRS or, if contested, will be sustained by a court. We intend to use commercially reasonable efforts to contest any adverse determination by the IRS on the substantial user issue. Any such contest will result in the incurrence of additional expenses by us. The issue of whether we will be treated as a related person is a highly factual inquiry, which ultimately depends upon our direct or indirect ownership. Because our common shares are publicly traded, there can be no assurance that we or one of our affiliates will not be treated as a related person to a substantial user at a future time.

Effect of subsequent events on tax-exempt status. Certain events subsequent to the issuance and delivery of a bond may result in a reissuance of such bond for U.S. federal income tax purposes, which could adversely affect the tax-exempt status of the bonds. Certain of our mortgage bonds are in default. We believe that we have exercised and continue to exercise prudent business practices to enforce our creditor’s rights under the applicable bond documents, including initiating foreclosure proceedings on the mortgaged properties when advisable. A risk exists that the IRS may treat our actions to exercise or not to exercise rights under one or more of the mortgages of defaulted mortgage bonds as constituting a significant modification and, therefore, conclude that these bonds were reissued for U.S. federal income tax purposes. If the IRS were successful in maintaining this position, interest on these bonds probably would be taxable for U.S. federal income tax purposes. We have been advised by counsel and, in certain circumstances, have received opinions of counsel, and we believe, that our actions (or failures to act) taken in connection with the default of these bonds would not, under then-published rulings, decisions, statutes and regulations, result in a reissuance of such bonds. Unlike a ruling from the IRS, however, the advice of counsel has no binding effect, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court. We will use commercially reasonable efforts to contest any adverse determination by the IRS on this issue. Any such contest will result in the incurrence of additional expenses by us.

Investment in other assets. We have been making additional investments in tax-exempt bonds and related assets and entering into hedging transactions such as interest rate swaps. These investments may produce income that is subject to federal income tax, and that may not be qualifying income for purposes of the publicly traded partnership rules. In addition, our investments may include investments in tax-exempt bonds that need to be restructured and remarketed. We could recognize taxable income, gain or loss, upon any such restructuring and remarketing of the tax-exempt bonds even though such restructuring does not result in any cash proceeds to us. In addition, various conditions would have to be met to insure that the restructuring and remarketing of tax-exempt bonds would not cause the loss of the tax-exempt status of interest on such bonds.

Taxable income. We also invest in certain assets, and engage in certain operations that generate income that is not exempt from federal income tax, including dividends from our operating subsidiaries and capital gains from the sale of our assets. Further, as described above, the IRS may seek to recharacterize the income on one or more of our tax-exempt bonds as taxable income. We may also have taxable income in the form of market discount. A shareholder’s distributive share of such income will be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed. Further, although we believe it to be unlikely, shareholders could owe taxes relating to their investments in us that exceed distributions made by us.

Non-deductibility of certain interest expense. Generally, our shareholders’ portion of our interest expense is deductible by them to the extent that such expense is incurred in connection with our investment and operating activities. Such interest expense, however, is not deductible by our shareholders to the extent of interest on indebtedness incurred or continued to purchase or carry tax-exempt bonds. Directly or through one or more of our subsidiaries, we have borrowed, and will continue to borrow, funds to finance some of our investments. In addition, certain of our corporate subsidiaries have borrowed funds, which indebtedness has been guaranteed by MuniMae. If the IRS were to successfully assert that the indebtedness of these corporate subsidiaries should be treated as indebtedness of MuniMae, the interest deduction could be disallowed at the MuniMae level as described above, and, furthermore, our corporate subsidiaries would not be allowed to deduct interest expense on the payments made with respect to such indebtedness, thereby increasing the tax liability of these subsidiaries and reducing the amount of cash available for distribution to our shareholders.

Allocation of our taxable and tax-exempt income. We will use various accounting and reporting conventions to determine each shareholder’s allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions. Our allocation provisions will be respected for federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with the partners’ “interest in the partnership.” There is no assurance that the IRS will agree with our various accounting methods, conventions and allocation provisions. However, we do not expect that any reasonable adjustments which may be required by the IRS would substantially increase the income allocable to shareholders.

Tax shelter regulations. Treasury Department regulations require the disclosure of reportable transactions and the maintenance of investor lists for certain potentially abusive tax shelters. Because of the broad scope of these regulations, it is possible that some of our transactions, such as certain transactions subject to confidentiality agreements, certain securitizations and certain sales of certain tax-exempt bonds at a loss, may be subject to the disclosure and list-maintenance requirements. Although we do not believe that any of these transactions would fall within these requirements, the IRS could disagree with our analysis, and significant penalties could be imposed for failure to comply with certain of these requirements.

Validity of certain Section 761 elections and related IRS guidance

Many of the senior interests in our securitization programs are held by tax-exempt money market funds. Tax-exempt money market funds generally have required that these securitization programs, which are structured as partnerships for U.S. federal income tax purposes, make an election under Section 761 of the Code to opt out of the provisions of subchapter K of the Code. As a result, each holder of an interest in these securitization partnerships separately reports its share of income and deductions of the partnership using the holder’s own accounting method and tax year rather than its distributive share of income and deductions calculated at the partnership level.

In 2002 and 2003 the IRS issued a series of revenue procedures, which provided, among other things, that partnerships, such as the ones used to securitize our bonds, do not meet the requirements of Section 761 of the Code. However, the IRS will not challenge a partnership’s or a partner’s tax treatment for partnerships with start-up dates prior to January 1, 2004 that have made a Section 761 election (each a “Pre-2004 Partnership”) if such treatment has been consistent with the Section 761 election and certain other requirements are met. We have been advised by our counsel on these transactions that each Pre-2004 Partnership in which we own an interest has met the requirements set forth in such IRS guidance. In addition, none of the Pre-2004 Partnerships have acquired any new assets that would cause such securitization partnerships to no longer be eligible for the grandfathering rule described above.

It is our intention that the Pre-2004 Partnerships continue to meet the requirements of the IRS guidance described above, which include an income test and an expense test. There can be no assurance, however, that unforeseen circumstances might not cause these partnerships to fail one or more of these requirements, which may cause the Pre-2004 Partnerships to have to comply with the requirements of subchapter K of the Code, including any reporting requirements. In addition, there is no assurance that the IRS would not challenge our position that the Pre-2004 Partnerships are eligible partnerships within the meaning of the IRS guidance described above. In the event that one or more of our securitization partnerships were required to comply with the requirements of subchapter K of the Code, it is likely that all of the tax-exempt money market funds which hold the senior interests in those securitizations having a tender option would tender their positions and the remarketing agent would have to try to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests. This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the Pre-2004 Partnerships, which are owned by us. The senior interest holders have tender option rights in all of our floating rate securitizations. We also have fixed rate securitizations where they do not have such rights.

We have further been advised by special tax counsel for each securitization partnership formed by us since January 1, 2004, that such partnership satisfies the requirements set forth in Revenue Procedure 2003-84 to eliminate the need for the securitization partnership to file a Form 1065 with the IRS or to issue Schedules K 1 to its partners. We have made a valid monthly closing election for each such partnership. It is our intention that any future securitization partnerships continue to meet the requirements of Revenue Procedure 2003-84.

Risks Related to Our Company

Inability to access the capital markets could delay or adversely affect execution of our business plan.

Due to the delay in filing this Annual Report. we will be unable for at least one year subsequent to the date hereof, to access the capital markets to raise equity or debt using the SEC’s short-form registration procedures, which may mean delays in registering additional securities for sale. In addition, we may face delays in applying to register our securities if the SEC staff decides to review this report or our subsequent filings.

Material weakness may still exist in our internal controls.

As discussed below under Item 9A, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2005 due to material weaknesses with respect to our accounting staff and resources, policies and procedures and our financial reporting process. As discussed under “—Remediation of Material Weaknesses” in Item 9A below, we have made various efforts in order to remediate the material weaknesses that we have identified; however, there cannot be any assurance that these corrective actions will be effective. If we do not effectively execute our plans to strengthen our internal controls including remediation of these identified material weaknesses we may experience reportable conditions and material weaknesses in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. Such a situation could harm our operating results or cause us to fail to meet our reporting obligations. Additionally, disclosure of the material weaknesses could reduce the market’s confidence in our financial statements and affect the price of our common shares.

Because MuniMae is a holding company and substantially all of our investments and assets are held through our subsidiaries, our shareholders are effectively subordinated to the liabilities and preferred equity interests of our subsidiaries.

We hold virtually all of our assets through our subsidiaries. As common equity owner in our subsidiaries, we, and therefore holders of our common shares, are structurally subordinated to the debt obligations and preferred equity interests of our subsidiaries, which at December 31, 2005, aggregated approximately $2.2 billion. In particular, TE Bond Sub has issued $341.0 million of preferred shares to third parties. The holders of TE Bond Sub’s preferred shares have the first right to income and principal of the investments held by it, up to the liquidation preference of the preferred shares plus unpaid distributions upon any liquidation. Additionally, many of our operating subsidiaries are party to credit agreements. In the event of our insolvency, bankruptcy, or liquidation, the creditors and preferred equity holders of our subsidiaries will have priority over the holders of common shares.

We have indebtedness and other liabilities that could adversely affect our business and growth prospects.

We have indebtedness and other liabilities that could have significant adverse effects on our business. Our indebtedness (excluding non-recourse factored notes payable and mortgage notes payable of $245.9 million and $168.0 million in mandatorily redeemable preferred shares of TE Bond Sub as of December 31, 2005, but including the $172.8 million, in the aggregate, trust preferred securities issued by three unconsolidated subsidiaries of ours as discussed in Note 12, “Subordinate Debentures”) totaled $1.7 billion as of December 31, 2005. In addition, as discussed above, TE Bond Sub has issued $341.0 million of preferred shares to third parties, and the terms of these preferred shares includes covenants that limit our ability to incur indebtedness, among other restrictions. This indebtedness and other liabilities may:

•	make it more difficult for us to obtain additional financing on favorable terms;

•	limit our ability to conduct or grow our business due to increased leverage and the existence of restrictive covenants;

•	require us to dedicate a substantial portion of our cash flows from operations to the repayment of principal and interest on our debt;

•	make us more vulnerable to economic downturns; and

•	make it more difficult for us to obtain additional financing on favorable terms due to increased leverage and the existence of covenants that may limit our ability to conduct our business, require us to dedicate a substantial portion of our cash flows from operations to the repayment of principal and interest on our debt, impose on us operating and financial restrictions, including minimum capital requirements, that may reduce our ability to respond to changing business and economic conditions or to grow our business and makes us more vulnerable to economic downturns. If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance all or a portion of our debt and/or obtain additional financing. There cannot be any assurance that we will be able to obtain refinancing or additional financing on favorable terms, if at all.

Most of our assets are pledged as collateral.

All of our businesses require significant access to capital, and our capital partners require collateral support for providing capital to us. As a result, we post our assets as collateral to support our borrowings under notes payable, lines of credit, and securitization programs (described above). The majority of our tax-exempt bonds are owned by TE Bond Sub have been placed in or pledged as collateral for securitization programs, notes payable and credit agreements. Substantially all of our construction loans are pledged as collateral to support borrowings under our notes payable and credit agreements (with both financial institutions and our pension fund clients). Certain of our supplemental and permanent loans are pledged as collateral under short-term credit agreements. Certain of our other taxable loans are pledged for securitization and other programs. Our restricted assets (including cash and short-term investments) are pledged as collateral under terms of our interest rate swap contracts, securitization programs, certain guarantees and other obligations. At times, we have posted letters of credit as collateral and pledged our assets or collateral to the letter of credit providers. A portion of our investment in partnerships is pledged as collateral for borrowings under one of our credit agreements. As of December 31, 2005, $2.0 billion, or 63.6%, of our total assets was pledged as collateral, excluding the assets of certain tax credit equity funds and real estate operating partnerships which are consolidated in accordance with Financial Accounting Standards Board’s Financial Interpretations No. 46 (Revised), “Consolidation of Variable Interest Entitites” (“FIN 46”), but including bonds that have been contributed to securitization trusts as part of our securitization programs. See Note 9, “Guarantees and Collateral” in the notes to our consolidated financials statements included elsewhere in this Annual Report. In the event that we need additional access to capital, we may not have sufficient assets to collateralize future debt obligations.

We recently acquired two businesses and reorganized our corporate structure, and the long-term effects of these events will not be measurable for some period of time.

During 2005, we completed two acquisitions as described under Part I, Item I. Business “Our Business—Recent Developments—Acquisitions.” In an effort to integrate these new businesses and our existing businesses, beginning at the end of 2005 and continuing through the beginning of 2006, we undertook and completed a reorganization effort. Integration of acquisitions generally involves a number of risks, including the diversion of management’s attention to the assimilation of the operations of businesses, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of personnel, challenges in retaining the customers of the combined businesses and potential adverse effects on operating results. Although our reorganization effort was designed to simplify our structure, better serve our clients and position us to offer additional services and investment opportunities, the long-term effects of this effort will not be measurable for some period of time. If we are unable to successfully complete these integration and reorganization efforts, our business and its growth prospects could be negatively affected.

We are not required to be registered under the Investment Company Act of 1940 and would not be able to conduct our business as we currently conduct it if we were required to be registered.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940 (the “1940 Act”). We are exempt from registration because, directly and through majority owned subsidiaries, we are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. We have received a legal opinion to this effect from our outside securities counsel. In order to qualify for this exemption, according to current interpretations of the staff of the SEC, we must maintain at least 55% of our assets directly in mortgages and other liens on and interests in real estate, with an additional 25% of our assets in real estate-type interests. When we securitize assets, or otherwise invest in a pool of mortgages, all of the certificates issued with respect to the securitization or mortgage pool may be treated as separate from the underlying mortgage loans and, thus, may not be considered as a qualifying interest for purposes of the 55.0% requirement. Similarly, any time we own less than all of a mortgage loan or bond our investment may not be considered a qualifying interest for purposes of the 55% requirement. As a result, our residual securitization interests and some of our bonds and loans are not qualifying interests for purposes of the 55% requirement, although they do qualify for the additional 25% test. The requirement that we maintain 55% of our assets in qualifying interests may inhibit our ability to acquire assets or to securitize additional interests in the future. If we fail to qualify for an exemption from registration as an investment company, either because the composition of our assets changes or because the Commission disagrees with the analysis and opinion of our counsel, which has no binding effect on the Commission, we would be unable to conduct our business as we currently conduct it, which could result in penalties and additional operating costs. In addition, if we fail to qualify for an exemption from registration as an investment company, we may no longer qualify for taxation as a partnership. Additionally, each of our subsidiaries must either not be an investment company or individually qualify for an exemption from registration under the 1940 Act. Even if we maintain our current exemption, if one or more of our subsidiaries becomes subject to registration under the 1940 Act, we would be unable to conduct our business as we currently do.

Certain of our officers and directors may have real or potential conflicts of interest with us.

We have engaged in various transactions in which Mark K. Joseph, the Chairman of our Board of Directors and our former Chief Executive Officer, has a financial interest. Mr. Joseph, through certain family holding companies, controls a 34.7% interest in The Shelter Group, LLC (the “Shelter Group”). Shelter’s operations include acting as a developer of, and providing property management services primarily to, multi-family residential real estate projects. We have numerous relationships and are a party to various transactions with the Shelter Group. We also have numerous relationships with other affiliates of Mr. Joseph.

Additionally, certain of our officers have fiduciary duties to entities that operate for the benefit of constituencies other than our shareholders:

•	Certain of our officers act as directors of TE Bond Sub. In this capacity, these persons have fiduciary responsibilities to holders of TE Bond Sub’s preferred shares.

•	Certain of our officers act as trustees for MAHGT and the MMER. In this capacity, these persons have fiduciary responsibilities to MAHGT and MMER and to the pension funds that are members of each of these entities.

•	Certain of our officers act as directors of MuniMae Foundation, Inc. and MuniMae Affordable Housing, Inc., two non-profit entities organized by and associated with us. In this capacity, these persons have fiduciary responsibilities to these entities.

There may be instances where the interests of these entities and their stakeholders, as applicable, do not coincide with, or are adverse to, the interests of the holders of our common shares or MuniMae. For a more detailed discussion of the transactions discussed above, see Note 18, “Related Party Transactions” in the notes to our consolidated financial statements included elsewhere in this Annual Report.

We depend on the expertise and service of key members of management and, given the nature of our business, the loss of their services could have a material adverse effect on our business.

We and our subsidiaries depend upon the services of Michael L. Falcone, our President and Chief Executive Officer, as well as other individuals who comprise our executive management team. All decisions with respect to our management and control, subject to the supervision of our Board of Directors, are currently made by such persons. The departure or the loss of the services of any of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

Certain provisions of our operating documents may prohibit a change of control.

Our organizational documents contain provisions that may be deemed to have an anti-takeover effect, including provisions providing for staggered terms for the members of our Board of Directors. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and management and in the policies formulated by the Board of Directors and to discourage an unsolicited takeover if the Board of Directors determines that such a takeover is not in the best interests of our shareholders. These provisions may, however, have the effect of delaying, deferring or preventing a takeover attempt that a shareholder might consider to be in the shareholder’s best interest, including offers that might result in a premium over market price for the common shares. These provisions may reduce interest in us as a potential acquisition target or reduce the likelihood of a change in our management or voting control without the consent of the then incumbent board of directors.

Item 2.	Properties.

We do not own any of the real property where we conduct our business. Our headquarter offices are located in Baltimore, Maryland, where we lease approximately 35,000 sq. feet of office space pursuant to a lease that expires in 2014. Our two other principal offices are located in Tampa, Florida (where we lease approximately 35,000 sq. feet of office space pursuant to a lease that expires in 2016) and Boston, Massachusetts (where we lease approximately 50,000 sq. feet of office space pursuant to a lease that expires in 2007).

Our debt, structured finance and fund management segments predominantly use the Baltimore and Tampa offices. Our tax credit equity segment primarily uses our Boston office.

We also lease office space for our regional offices in Chicago, Illinois; Dallas, Texas; Detroit, Michigan; Washington, D.C.; Atlanta, Georgia; San Francisco, California; San Diego, California; Boulder, Colorado; Irvine, California; Lake Forest, Illinois; St. Paul, Minnesota; and New York, New York. We believe our facilities are suitable for our requirements and are adequate for our current and contemplated future operations.

Item 3.	Legal Proceedings.

We are not a party to any material litigation or proceeding, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our shareholders during the three months ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are listed on the New York Stock Exchange. On May 26, 2006, there were approximately 2,500 record holders of our common shares, and as of December 31, 2005, there were approximately 31,000 individual participants in security position listings. The following table sets forth the high and low sale prices per common share as reported by the New York Stock Exchange for each calendar quarter in 2005 and 2004 and the distribution declared during such period.

	Common Stock Market Price
	High	Low	Distribution Declared
2005
Fourth Quarter	$25.98	$24.01	$0.4875
Third Quarter	26.86	24.75	0.4825
Second Quarter	25.99	23.65	0.4775
First Quarter	27.36	23.97	0.4725

2004
Fourth Quarter	$27.21	$25.10	$0.4675
Third Quarter	25.26	23.35	0.4625
Second Quarter	25.74	22.41	0.4575
First Quarter	26.11	24.60	0.4525

Distribution Policy

It is our current policy to pay quarterly distributions to the holders of our common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding common shares authorized for issuance under our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
Non-employee director’s share plans	144,000		$23.29	384,772
Employee share incentive plans	581,185	(1)	$17.76	1,268,654
Equity compensation plans not approved by security holders	–			–

Total	725,185			1,653,426

(1)	Includes 304,450 unvested deferred shares and options to purchase 276,735 of our common shares.

Item 6.	Selected Financial Data

On March 10, 2006, we concluded that our previously issued financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 and for the quarters ended September 30, June 30 and March 31, 2005 and 2004 and December 31, 2004 should no longer be relied upon as a result of a number of errors in the application of generally accepted accounting principles. Specifically, we determined we had not: (A) correctly recognized syndication fee revenue; (B) correctly recorded impairments on investments in real estate partnerships held by our guaranteed tax credit equity funds; (C) correctly recorded consolidation entries related to our consolidated tax credit equity funds; (D) correctly capitalized interest costs on investments in real estate partnerships developing low income housing properties; (E) correctly accounted for the deferral and recognition of bond and loan origination fees and direct origination costs; (F) correctly applied the equity method of accounting for investments in certain partnerships; (G) correctly identified and valued derivative financial instruments; (H) correctly recorded income taxes; (I) correctly amortized certain mortgage servicing rights; and (J) correctly identified our segments. The selected financial data set forth in this item have been restated to correct these errors. Related to the restatement, we have made corresponding adjustments to our consolidated statements of cash flow. For additional detail on this restatement, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations—Accounting Corrections.”

No other types of adjustments to our consolidated financial statements were made in association with the above-mentioned restatement of our financial results. Unrelated to this restatement, certain prior period reclassifications have been made to conform to current year presentation.

The income statement data set forth below for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future.

	For the years ended December 31,
(in thousands, except per share data)	2005(1)	(Restated) 2004(2)		(Restated) 2003(3)		(Restated) 2002	(Restated) 2001
CONSOLIDATED INCOME STATEMENT DATA:
Interest income	$154,154	$133,568		$108,701		$107,544	$92,286
Fee income	116,556	79,745		47,890		23,799	28,956
Net rental income	22,345	16,435		–		–	–

Total income	293,055	229,748		156,591		131,343	121,242

Interest expense	74,882	66,334		43,507		36,596	30,696
Interest expense on debentures and preferred shares(4)	25,650	17,318		6,189		–	–
Operating expenses	132,770	104,965		56,490		34,154	33,409
Depreciation and amortization	21,210	12,613		7,724		2,089	2,966

Total expenses	254,512	201,230		113,910		72,839	67,071

Net gain on sale of loans	9,401	3,393		4,864		3,407	3,207
Net gain on sale of tax-exempt investments	7,332	304		2,133		4,896	2,396
Net gain on sale of investments in tax credit equity partnerships	10,005	3,019		2,747		282	2,322
Net gain (loss) on derivatives	8,320	941		(871)		(23,534)	(7,935)
Impairments and valuation allowances	(4,577)	(5,559)		(6,983)		(730)	(3,229)
Net losses from equity investments in partnerships	(63,421)	(178,195)		(10,965)		(6,576)	(1,279)
Income tax (expense) benefit	(2,341)	6,508		8,515		(30)	(2,076)
Net income (loss) allocable to minority interest	74,661	176,807		(6,032)		(11,938)	(10,779)

Income from continuing operations	77,923	35,736		36,089		24,281	36,798
Discontinued operations	9,481 (5)	11,080	(5)	25,748	(5)	–	–
Cumulative effect of a change in accounting principle	–	520	(6)	(1,228	)(7)	–	(12,277	)(8)

Net income	$87,404	$47,336		$60,609		$24,281	$24,521

Net income available to common shareholders	$87,404	$47,336		$60,609		$24,128	$22,486

EARNINGS PER SHARE:
Common shares (diluted earnings per share before discontinued operations and cumulative effect of accounting change)	$2.05	$1.03		$1.21		$0.95	$1.69
Common shares (diluted earnings per share)	$2.30	$1.36		$2.04		$0.95	$1.03

DISTRIBUTIONS PER SHARE:
Common shares	$1.9200	$1.8400		$1.7850		$1.7375	$1.7025

	As of December 31,
(in thousands)	2005(1)	(Restated) 2004(2)	(Restated) 2003(3)	(Restated) 2002	(Restated) 2001
CONSOLIDATED BALANCE SHEET DATA:
Bonds and interests in bond securitizations, net	$1,436,535	$1,284,953	$1,043,973	$781,384	$629,755
Loans receivable, net	803,828	622,190	550,171	459,310	440,145
Investments in partnerships	872,514	812,257	271,844	96,447	5,393
Derivative financial instruments	3,975	3,102	2,563	18,762	2,912
Total assets	3,831,737	3,300,596	2,224,353	1,546,493	1,289,047
Notes payable	836,440	876,024	663,544	460,449	420,063
Mortgage notes payable	94,716	132,237	–	–	–
Short-term debt	693,785	414,193	371,881	219,945	78,560
Long-term debt	104,215	162,978	172,642	137,832	134,881
Subordinate debentures	172,750	84,000	–	–	–
Preferred shares subject to mandatory redemption(4)	168,000	168,000	168,000	–	–
Tax credit equity guarantee liability	229,690	184,999	148,125	–	–
Derivative financial instruments	4,005	6,171	15,763	49,359	18,646
Minority interest in subsidiary companies	410,973	398,454	31	–	–
Preferred shareholders’ equity in a subsidiary company(4)	168,686	71,031	–	160,465	160,645
Total shareholders’ equity	768,319	676,840	625,469	481,695	435,402

(1)	2005 includes approximately ten months of income and expense from MRC, which was acquired February 18, 2005, and six months of income and expense from Glaser, which was acquired July 1, 2005.
(2)	The increase in investments in partnerships and minority interest in subsidiary companies is primarily attributable to the consolidation of tax credit equity funds pursuant to FIN 46 and the lease method of accounting.
(3)	The 2003 column includes six months of income and expense from the Housing Community Investment business of Lend Lease Real Estate Investments (“HCI”), which was acquired July 1, 2003.
(4)	As a result of the adoption of Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), in 2003 we reclassified the liquidation preference value of our preferred shareholders’ equity of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to these preferred shares have been reclassified to other assets and are being amortized through the redemption dates of the preferred shares. Amounts previously classified as income allocable to preferred shareholders are now recorded as interest expense.
(5)	In January and March of 2005, property of certain Project Partnerships was sold for net proceeds of $1.8 million. Approximately $6.9 million of liabilities for the affected Project Partnerships was forgiven and included in the overall gain to the partnerships. In August 2005, September 2004, and April 2003, we both acquired properties by deed in lieu of foreclosure and sold the properties for net proceeds of approximately $17.5 million, $16.2 million, and $38.1 million, respectively. The properties previously served as collateral for tax-exempt bonds and taxable loans we held.
(6)	Upon adoption of FIN 46, in March 2004, we determined that we were the primary beneficiary in certain of the tax credit equity funds we originated where there are multiple limited partners. As a result, we consolidated these equity investments at March 31, 2004. The cumulative effect of adopting FIN 46 was an increase to net income of approximately $0.5 million as of March 31, 2004.
(7)

As a result of the adoption of FIN 46, we determined our residual interests in bond securitizations represented equity interests in variable interest entities (“VIEs”), and we were the primary beneficiary of the

VIEs and, therefore, needed to consolidate the securitization trusts. The cumulative effect of adopting FIN 46 was a decrease to net income of approximately $1.2 million as of December 31, 2003.
(8)	We have several types of financial instruments that meet the definition of a derivative financial instrument under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “FAS 133”), including interest rate swaps, put option contracts and total return swaps. FAS 133 requires our investment in derivative financial instruments be recorded on the balance sheet with changes in the fair value of these instruments recorded in current earnings. As of January 1, 2001, our put option contracts were recorded on the balance sheet with a fair value of zero and our interest rate swaps and total return swaps were reclassified to trading securities and those with a negative balance were reflected as liabilities on the balance sheet. The cumulative effect of adopting FAS 133 was a decrease to net income of approximately $12.3 million as of January 1, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

Our overall strategy is to be a market leader in real estate finance and investment advisory services using our intellectual and financial capital to structure debt and equity solutions to complex financing transactions. We also seek to provide steady growth and strong dividends to our shareholders, deliver unsurpassed service to our developer and investor clients and create an environment where integrity, innovation and service are of the highest importance. We believe that the accomplishment of these goals will provide long-term value to our shareholders, investor and developer clients and employees and will differentiate us from our competitors.

MuniMae was organized in 1996 as a Delaware limited liability company and is classified as a partnership for federal income tax purposes. MuniMae has the same limited liability, governance and management structures as a corporation, but it is treated as a “pass-through” entity for federal income tax purposes. Thus, our shareholders must include their distributive share of our income, deductions and credits on their tax returns. This information is provided to our shareholders through a Schedule K-1 rather than a Form 1099. We conduct our business activities primarily through two wholly-owned subsidiaries:

•	MMA Financial, Inc. (“MMAF”), which is organized as a tax paying entity and is where we operate our tax credit, taxable lending, and most of our fee generating real estate finance activities; and

•	MuniMae Holdings, LLC (“MMH”), which is organized as a limited liability company and a pass-through entity for federal income tax purposes that holds the majority of our investments in tax exempt bonds.

This organizational structure is designed to allow us to “pass through” the interest income of our investments and the tax-exempt interest income to our shareholders.

The Evolution of our Business

When we became a public company in 1996, we primarily originated, invested in and serviced tax-exempt mortgage revenue bonds issued by state and local government authorities to finance affordable multi-family housing developments. Since becoming a public company, we have continually expanded our business:

•	In October 1999, we acquired Midland Financial Holdings, Inc., primarily a designated underwriter for the Federal National Mortgage Association (“Fannie Mae”) and a tax credit syndicator, in a strategic acquisition that diversified our operations.

•	In July 2003, we acquired the Housing and Community Investment (“HCI”) business of Lend Lease Real Estate Investments (“Lend Lease”), formerly the tax credit equity syndication division of Lend

Lease, in a strategic acquisition that firmly established us as a market leader in the tax credit equity syndication business.

•	In February 2005, we acquired MONY Realty Capital (“MRC”) from AXA Financial, Inc., formerly the investment manager for several of MONY Life Insurance Company’s commercial real estate funds, in an acquisition that expanded our fund management business and brought us into the commercial real estate market with access to institutional investors.

•	In July 2005, we acquired Glaser Financial Group, Inc. (“Glaser”), a full service commercial mortgage banker for market rate multifamily, senior housing and commercial real estate predominately in the upper midwest, in an acquisition that provided even greater scale in the real estate finance market, an opportunity to expand our operations into the upper midwest and product diversification outside of affordable housing.

•	In December 2005, we began to reorganize our operations into an affordable housing business unit and a real estate finance business unit to: (1) better align our internal structure with our customer base; (2) expand our business opportunities and capital relationships; and (3) further consolidate our infrastructure to better support our strategic initiatives.

Historically, a significant portion our distributions has been tax-exempt. Over the past several years, our business has increasingly involved activities that generate taxable income: (1) though the HCI acquisition, we dramatically increased the size of our tax credit equity syndication business; (2) we have continually expanded our construction loan business; and (3) the Glaser acquisition more than doubled the size of our debt segment operations. As a result of these changes in our business and our goal to increase management advisory services, the percentage of our distribution that is tax exempt has decreased and can reasonably be expected to continue to decrease further from historical levels. In addition, the ability to take advantage of the tax-exempt component of our distribution depends on the facts and circumstances of the individual taxpayer. In 2004 and 2005 we recognized, and we expect to recognize in the future, taxable gains from the sale of assets, which could include equity interests in real estate or tax-exempt or taxable debt. These trends are likely to continue, and as we grow we are likely to invest in a larger percentage of taxable investments which will cause the percentage of our distribution that is tax exempt to decrease further.

Our Business Segments

We operate through four business segments:

•	Through our debt segment we (1) invest in tax-exempt bonds and bond securitizations; (2) make taxable construction, supplemental and permanent loans; (3) provide loan servicing; and (4) originate loans that are ultimately sold to government sponsored enterprises (“GSEs”), such as Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”) or insured by agencies such as the Federal Housing Administration (“FHA”) and the U.S. Department of Housing and Urban Development (“HUD”).

•	Through our tax credit equity segment we provide tax credit equity syndication and asset management services.

•	Through our structured finance segment we invest in other real estate-related securities, including equity investments in real estate operating partnerships, tax exempt and taxable bonds, bond securitizations and taxable loans.

•	Through our fund management segment we (1) provide loan origination, loan servicing, investment advisory, asset management and other related services and (2) invest in real estate operating partnerships.

Results of Operations

Critical Accounting Estimates

Critical accounting estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. We applied our critical accounting policies and estimation methods consistently in all periods presented and have discussed these policies with our Audit Committee.

Valuation of tax-exempt bonds, taxable bonds and interests in bond securitizations

Tax-exempt bonds, taxable bonds and interests in bond securitizations (collectively, “investments in bonds”) are classified and accounted for as available-for-sale debt securities and are carried at fair value. Unrealized gains or losses on investments in bonds are recorded through other comprehensive income in shareholders’ equity, while realized gains and losses and other-than-temporary impairments with respect to investments in bonds are recorded through net income.

We determine the fair value of participating bonds (which are bonds that participate in the net cash flows and net capital appreciation of the underlying properties) by discounting the underlying collateral’s expected future cash flows using appropriate discount and capitalization rates. We base the fair value of non-participating bonds and interests in bond securitizations on quotes from external sources. Net operating income from the underlying property is one of the key assumptions used to value our bonds. Keeping other assumptions static, had net operating income from the underlying properties decreased by 10% and 20%, and if such a decrease were to reduce the underlying property’s debt service coverage ratio to less than 1.0, we estimate that the fair value of our bonds would have decreased by approximately $105.0 million and $142.0 million, respectively.

Because our investments in tax-exempt bonds and interests in bond securitizations are secured by non-recourse mortgage loans on real estate properties, the value of our assets is subject to all of the factors affecting bond and real estate values, including macroeconomic conditions, interest rate changes, local and regional real estate market conditions and individual property performance. Further, many of our investments are subordinated to the claims of other senior interests and uncertainties may exist as to a borrower’s ability to meet its principal and interest payments.

We continually evaluate the credit risk exposure associated with our assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. In making these determinations, we consider the credit risk exposure of the investment, our ability and intent to hold the investment for anticipated recoveries in market value, the length of time and extent to which the market value has been less than carrying value, the financial condition of the underlying collateral including the payment status of the investment and general economic and other more specific conditions applicable to the investment, other collateral available to support the investment and our expectations about recovery of all amounts due under our mortgage obligations on a net present value basis. We use third party quotes for securities with similar characteristics or discounted cash flow valuations to assist in determining the fair value of our investments, when such quotes are available. If the fair value of an investment is less than its amortized cost, and after assessing the above-mentioned factors, we determine that an other-than-temporary impairment exists, we record an impairment loss in net income and adjust the cost basis of the investment accordingly. The new cost basis of the investment is not adjusted for subsequent recoveries in fair value.

We measure impairment based on the present value of expected future cash flows discounted at the investment’s effective interest rate or the fair value of the collateral if the investment is collateral dependent. We provide an allowance for loan losses based upon our specific evaluation of individual investments in the portfolio considering overall loss experience, loan-to-value ratios, delinquency data, economic market conditions, debt service coverage, indemnification agreements, and other factors that warrant recognition in reviewing the loans for impairment. We also continually evaluate other receivables and advances for collectibility, and when it is probable that we will not collect all amounts due, the balance is written down to its realizable value.

Valuation of mortgage servicing rights

We account for mortgage servicing rights retained after the sale of a related loan by allocating the carrying amount of the loan between the loan and the servicing rights based on their relative fair values. The fair value of the mortgage servicing rights is based on the expected future net cash flow to be received over the estimated life of the loan discounted using an appropriate discount rate. We estimate the fair value based on our own assessment of similar assets and by obtaining market information from external sources. Mortgage servicing rights are amortized over the estimated life of the related loan.

The significant assumptions used in estimating the fair values at December 31, 2005 were as follows:

Weighted average discount rate	13.53%
Weighted average lock-out period	17.1 years
Float and escrow earnings rate	4.39% to 4.88%

The table below illustrates hypothetical, fair values of mortgage servicing rights at December 31, 2005 caused by assumed immediate changes to key assumptions that are used to determine fair value.

(in thousands)
Fair value of MSRs at December 31, 2005	$80,864
Discount rate:
Fair value after impact of +20% change	72,894
Fair value after impact of +10% change	76,681
Fair value after impact of -10% change	85,507
Fair value after impact of -20% change	90,689
Earnings rate:
Fair value after impact of +20% change	87,615
Fair value after impact of +10% change	84,239
Fair value after impact of -10% change	77,488
Fair value after impact of -20% change	74,113
Prepayment speed:
Fair value after impact of +20% change	77,945
Fair value after impact of +10% change	79,368
Fair value after impact of -10% change	82,438
Fair value after impact of -20% change	84,100

We evaluate our mortgage servicing rights for impairment based on the fair values of these assets compared to their carrying values. When the carrying value for such an asset exceeds its fair value, and we believe the impairment is temporary, we recognize the impairment through a valuation allowance. If we determine that an impairment with respect to such an asset is other-than-temporary, we reduce the carrying amount of the asset appropriately and charge results of operations.

Impairment of goodwill and intangible assets

We test goodwill and intangible assets for impairment when it is probable that impairment has occurred, but not less than annually, using a discounted net cash flow analysis for each business segment. The determination of these future cash flows involves significant judgment on the part of management, including our internal business plans, management review of economic forecasts and estimates of long-term growth prospects. In addition, we perform various sensitivity analyses related to the discount rates used and growth rates used to estimate cash flows to provide further assurance regarding the fair value of goodwill.

Primary beneficiary determination pursuant to FIN 46

Financial Accounting Standards Board’s Financial Interpretations No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46”), requires the consolidation of a VIE if we are the primary beneficiary of the VIE. Typically we are considered the primary beneficiary if our variable interest either absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s residual returns or both. Generally, FIN 46 impacts our accounting treatment for the following types of equity investments:

•	residual interests in bond securitization trusts

•	interests in income-producing real estate operating partnerships

•	interests in tax credit equity funds

•	interests in Project Partnerships

•	interests in managed real estate investment funds

The identification of the primary beneficiary involves a number of assumptions and estimates about the economic realities of the VIE and the variable interest holders. Where we have determined that we do not have a sufficiently large variable interest to be a potential primary beneficiary or that we are the only interest holder with a sufficiently large interest, we determine the primary beneficiary using a qualitative approach based on the estimated economics of the VIE. Otherwise, we incorporate a top-down quantitative approach, allocating estimated cash flows to each variable interest holder based on seniority of each of the cash flow scenarios that are probability weighted and used to determine the VIE’s expected losses.

Accounting Corrections

On March 10, 2006, we concluded that our financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 and for the first three quarters in 2005 and for each quarter in 2004 should no longer be relied upon as a result of a number of errors in the application of GAAP. Specifically, we determined that we had not: (A) correctly recognized syndication fee revenue; (B) correctly recorded impairments on investments in real estate partnerships held by our guaranteed tax credit equity funds; (C) correctly recorded consolidation entries related to our consolidated tax credit equity funds; (D) correctly capitalized interest costs on investments in real estate partnerships developing low income housing properties; (E) correctly accounted for the deferral and recognition of bond and loan origination fees and direct origination costs; (F) correctly applied the equity method of accounting for investments in certain partnerships; (G) correctly identified and valued derivative financial instruments; (H) correctly recorded income taxes; (I) correctly amortized certain mortgage servicing rights; and (J) correctly identified our segments.

Accounting Corrections

A.	Accounting for real estate syndication fees—Syndication fees are required to be recognized ratably as syndication partnerships invest in low income housing properties. During the restatement periods, we inappropriately: (1) eliminated certain syndication fees related to consolidated syndication partnerships and (2) recognized syndication fees as investors subscribed to our funds and when we selected or acquired interests in low income housing properties to be sold to syndication partnerships rather than when the syndication partnerships made investments.

B.	Accounting for impairments of investments in real estate partnerships held by guaranteed tax credit equity funds—We presented equity in the impairment losses of low income housing properties owned by our guaranteed tax credit equity funds and related revenues earned by providing related tax losses net instead of reporting these amounts separately.

C.	Accounting for consolidated tax credit equity funds—We did not prepare and record certain adjustments during the consolidation process. Certain adjustments were not recorded, were recorded incorrectly or were not properly reversed to ensure consolidated amounts were in accordance with GAAP.

D.	Accounting for capitalized interest costs associated with investments in real estate partnerships—We did not correctly capitalize interest costs on investments in real estate partnerships developing low income housing properties.

E.	Accounting for deferral and recognition of bond and loan origination fees and direct costs—We did not correctly amortize our deferred bond and loan fees using the effective interest method over their contractual terms as required by GAAP. In addition, we did not correctly defer direct costs of originating bonds in accordance with GAAP.

F.	Accounting for investments in partnerships using the equity method—We are required to use the equity method to account for investments in unconsolidated partnerships over which we have significant influence.

During the restatement periods, we accounted for certain equity method ventures incorrectly because we did not properly:

•	account for differences between our cost of an investment and our share of the underlying equity of the investee;

•	calculate our share of the investee’s losses using our economic share of the entity; and

•	record our share of losses after our share of cumulative losses exceeded our original investment even though we had guaranteed certain obligations of the investee.

G.	Identification and valuation of derivative financial instruments—We did not identify and value certain derivative financial instruments appropriately.

H.	Accounting for income taxes—We did not correctly identify certain temporary differences or segregate earnings between taxable corporate entities and nontaxable partnerships resulting in incorrectly recording our tax provision in accordance with GAAP.

I.	Accounting for mortgage servicing rights—We incorrectly recorded certain amortization expense related to our capitalized mortgage servicing rights.

J.	Disclosure about our segments—We did not identify our segments or report their performance for external reporting purposes the same way we did for reporting to our chief operating decision maker. As a result, we changed our segments from three to four, which now include the debt segment, tax credit equity segment, structured finance segment and fund management segment.

The table below presents our restated financial data. Parenthetical references relate to the accounting corrections described above. The shareholders’ equity amount below includes an adjustment decreasing the beginning balance at January 1, 2003 of approximately $5.4 million, net of taxes related to the effects of these accounting corrections in 2001 and 2002. Certain amounts from prior periods have been reclassified to conform to the current year presentation. No other types of adjustments to our consolidated financial statements were made in association with the above-mentioned restatement.

	For the years ended December 31,
	2004		2003
	As reported	Restated	As reported	Restated
CONSOLIDATED INCOME STATEMENT DATA:
Interest on bonds and interests in bond securitizations (E)	$85,505	$84,107	$71,636	$69,942
Interest on loans (G)	43,874	45,579	37,211	37,621
Interest on short-term investments (D)	5,020	3,882	2,158	1,138
Syndication fees (A)	25,535	41,009	26,856	16,350
Guarantee fees (A) and (B)	7,852	10,610	3,614	3,614
Other income (A), (E) and (F)	7,415	2,881	8,855	6,771
Interest expense (D)	69,884	66,334	44,528	43,507
Salaries and benefits (E)	69,540	67,812	41,736	40,900
Depreciation and amortization (I)	14,159	12,613	7,492	7,724
Net gain (loss) on derivatives (G)	(219)	941	(1,919)	(871)
Income tax (expense) benefit (H)	(2,737)	6,508	138	8,515
Net (income) loss allocable to minority interest	178,280	176,807	(6,032)	(6,032)
Net losses from equity investments in partnerships (A), (B), (C) and (F)	(169,404)	(178,195)	(3,173)	(10,965)
Income before cumulative effect of a change in accounting principle	26,517	46,816	73,723	61,837
Net income	27,037	47,336	72,495	60,609
Earnings per share:
Basic	$0.78	$1.37	$2.47	$2.06
Diluted	0.78	1.36	2.44	2.04

CONSOLIDATED STATEMENT OF CASH FLOW DATA:
Net cash provided by operating activities	$54,141	$94,336	$45,719	$39,969
Net cash used in investing activities	(656,892)	(686,555)	(347,880)	(347,910)
Net cash provided by financing activities	644,806	634,274	309,242	315,022

CONSOLIDATED BALANCE SHEET DATA:
Loans receivable, net (E)	$630,939	$622,190
Investments in partnerships (A), (C), (D), (F) and (G)	827,273	812,257
Other assets (A), (D) and (H)	66,040	70,835
Mortgage servicing rights, net (I)	11,349	11,349
Total assets	3,310,330	3,300,596
Tax credit equity guarantee liability (A)	186,778	184,999
Investment in derivative financial instruments (G)	4,923	6,171
Unearned revenue and other liabilities (E), (G) and (H)	74,176	71,145
Total liabilities	2,161,778	2,154,271
Minority interest in subsidiary companies (A)	404,586	398,454
Accumulated other comprehensive income (loss) (E)	(1,532)	490
Shareholders’ equity	672,935	676,840

IMPACT ON NET INCOME BY PERIOD:

	2005
	1st Quarter	2nd Quarter	3rd Quarter
Tax credit equity (A), (B), (C) and (D)	$5,462	$4,749	$5,670
Origination fees and direct costs (E)	(805)	(1,418)	(472)
Investments in partnerships using the equity method (F)	(1,518)	14,583	(2,367)
Derivative financial instruments (G)	(210)	(185)	1,685
Mortgage servicing rights (I)	–	–	–
Taxes	2,547	(1,723)	954

Total	$5,476	$16,006	$5,470

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Tax credit equity (A), (B), (C) and (D)	$4,245	$4,670	$3,013	$6,968	$18,896
Origination fees and direct costs (E)	(161)	1,114	(489)	(300)	164
Investments in partnerships using the equity method (F)	(2,784)	(478)	(3,342)	(1,506)	(8,110)
Derivative financial instruments (G)	(201)	(203)	(206)	(207)	(817)
Mortgage servicing rights (I)	(58)	(58)	1,037	–	921
Taxes	2,057	1,622	993	4,573	9,245

Total	$3,098	$6,667	$1,006	$9,528	$20,299

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Tax credit equity (A), (B), (C) and (D)	$–	$–	$(535)	$(10,829)	$(11,364)
Origination fees and direct costs (E)	(478)	(239)	38	280	(399)
Investments in partnerships using the equity method (F)	(1,210)	(2,846)	(459)	(3,277)	(7,792)
Derivative financial instruments (G)	–	(79)	(198)	(199)	(476)
Mortgage servicing rights (I)	(58)	(58)	(58)	(58)	(232)
Taxes	635	1,220	(1,108)	7,630	8,377

Total	$(1,111)	$(2,002)	$(2,320)	$(6,453)	$(11,886)

Results of Operations

Year over Year Comparisons

As a result of adopting FIN 46, we began to consolidate certain tax credit equity funds in the first quarter of 2004 in which we are the general partner with an equity interest typically less than 1%. The equity in these funds held by the limited partners (outside investors) is reported as minority interest in our consolidated balance sheets and the investors’ share of the net losses of these funds is reflected as net loss allocable to minority interest in our consolidated statements of income. The effects of consolidating these funds make the year over year comparisons difficult. As appropriate, we have indicated separately in the year over year comparison of results of operations below where the application of FIN 46 has impacted our results of operations.

Net Interest Income

	For the year ended December 31,
(in thousands)	2005	(Restated) 2004	(Restated) 2003
Interest on bonds and interests in bond securitizations	$91,467	$84,107	$69,942
Interest on loans	57,473	45,579	37,621
Interest on short-term investments (1)	5,214	3,882	1,138

Total interest income	154,154	133,568	108,701
Interest expense (1)	(74,882)	(66,334)	(43,507)
Interest expense on debentures and preferred shares	(25,650)	(17,318)	(6,189)

Net interest income	$53,622	$49,916	$59,005

(1)	Includes the effects of the application of the lease method and consolidation of the tax credit equity funds.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, net interest increased $3.7 million compared to net interest income for the year ended December 31, 2004 due primarily to:

•	a $7.3 million net increase in interest on bonds and interests in bond securitizations due primarily to: (a) a $22.8 million increase from new investments in bonds, including the effects of additional draws on draw-down bonds, and production timing differences between 2005 and 2004, partially offset by (b) lower interest income of $7.5 million due to an increase in defaulted and non-accrual bonds; and (c) an $8.0 million net decrease due primarily to the effects of sales and redemption of bonds.

•	a $11.9 million net increase in interest on loans due primarily to: (a) an increase of $14.8 million due to higher interest rates charged on existing construction loans; (b) an increase of $3.4 million due to new investments in construction loans; (c) an increase of $2.1 million related to the acquisition of Glaser business, partially offset by (d) a decrease of $8.7 million due to loan sales at permanent conversion and principal pay-downs; and (e) other net increases of $0.3 million.

•	a $1.3 million increase in interest on short-term investments due primarily to an increase of $1.5 million from higher investment balances primarily related to the new Glaser and MRC acquisitions, partially offset by a decrease of $0.2 million related to the application of the lease method and consolidation of tax credit equity funds.

•	an $8.5 million increase in interest expense due primarily to: (a) an $8.5 million increase from higher interest rates on short-term debt balances and related short-term interest rates, (b) a $2.0 million increase from higher interest rates on notes payable; and (c) a $0.5 million increase due to the accretion of the deferred purchase price related to the Glaser acquisition, partially offset by (d) a $2.2 million decrease due to the effects of the application of the lease method and consolidation of tax credit equity funds (primarily as a result of the consolidation of fewer Project Partnerships in 2005 as compared to 2004) and other net decreases of $0.3 million.

•	an $8.3 million increase in interest expense on debentures and preferred shares resulting from the issuance of $88.8 million of trust preferred securities in March and June of 2005 (See Note 12, “Subordinate Debentures” in the notes to our consolidated financial statements).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The majority of the increase in interest income on bonds and interests in bond securitizations between 2004 and 2003 is offset by a corresponding increase in interest expense. These increases are due primarily to a change in the method of accounting for certain securitization in accordance with FIN 46 beginning December 31, 2003.

For the year ended December 31, 2004, we reported the interest income related to the securitization trust assets (tax-exempt bonds) and interest expense related to the senior interest in the trusts (short-term debt) in our consolidated financial statements because we consolidated the securitization trusts pursuant to FIN 46. For the year ended December 31, 2003, the net interest income earned on the securitization trusts was reported as interest on bonds and as a result, $2.2 million of securitization-related interest expense was included in interest income.

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

For the year ended December 31, 2004, net interest income decreased $9.1 million compared to net interest income for the year ended December 31, 2003 due primarily to:

•	a $22.1 million increase in interest on bonds and interests in bond securitizations and interest on loans due to an increase in the average investment in tax-exempt bond and loan receivable balances and the abovementioned $2.2 million amount of securitization-related interest expense included in 2003 interest income;

•	a $2.8 million increase in interest on short term investments resulting from interest from consolidated tax credit equity funds and fluctuations in cash and cash equivalent balances;

•	a $11.8 million increase in interest expense due primarily to: (a) a $6.4 million increase on senior debt interests in securitizations due to an increase in the number of securitizations; (b) a $1.1 million increase related to higher average notes payable balances and higher interest rates; (c) a $6.7 million increase related to higher outstanding line of credit balances resulting from higher production volumes and higher interest rates in 2004; and (d) a $2.4 million net decrease in other items; and

•	a $11.2 million increase in interest expense and amortization of debt issue costs associated with debentures and the 2004 trust preferred securities.

•	In addition to the factors described above, for the year ended December 31, 2004, we recorded interest expense of $11.0 million related to the lease method and consolidation of the tax credit equity funds. These adjustments are primarily the result of eliminating intercompany interest from the consolidated tax credit equity funds and the lease method as well as the interest expense related to the consolidated Project Partnerships.

Fee Income

	For the year ended December 31,
(in thousands)	2005	(Restated) 2004	(Restated) 2003
Syndication fees	$42,977	$41,009	$16,350
Origination and brokerage fees	5,552	7,934	6,584
Guarantee fees (1)	19,127	10,610	3,614
Asset management and advisory fees (1)	33,528	12,733	10,337
Loan servicing fees	9,318	4,578	4,234
Other income (1)	6,054	2,881	6,771

Total fee income	$116,556	$79,745	$47,890

(1)

Includes the effects of the application of the lease method and consolidation of tax credit equity funds. Of the $36.8 million increase in total fee income from 2004 to 2005, the effects of the application of the lease method and consolidation of tax credit equity funds increased total fee income by approximately $13.3 million. These effects are primarily the result of eliminating asset management fees and other income we earn from consolidated tax credit equity funds and guarantee fee income generated from the lease method. Typically, less asset management fee elimination year over year results in increases to fee income in consolidation.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

In addition to the changes discussed in footnote (1) above, total fee income increased approximately $36.8 million from 2004 to 2005 due primarily to:

•	a $2.0 million increase in syndication fees related to higher syndication volumes;

•	a $2.4 million decrease in origination and brokerage fees due primarily to: a $6.9 million decrease caused by a change in origination structure of taxable loans and a decrease in production volumes, partially offset by an increase of $4.5 million in fees resulting from the acquisition of MRC and Glaser;

•	a $1.9 million increase in guarantee fees due primarily to an increase in the number of guaranteed funds;

•	a $14.5 million increase in asset management and advisory fees due primarily to: (a) an increase of $7.6 million due to an increase in the number of funds managed and lower cash reserves needed on certain funds allowing for payment of fees; and (b) a $6.9 million increase resulting from the acquisition of MRC;

•	an increase of $4.7 million in loan servicing fees due primarily to the acquisitions of MRC and Glaser; and

•	an increase of $2.8 million in other income due primarily to an adjustment of $1.0 million related to the favorable resolution of a preacquisition contingency and $1.8 million of higher incentive fees on tax credit equity funds.

•	In addition, we recorded $13.3 million of adjustments related to the lease method and consolidation of certain tax credit equity funds. These adjustments are primarily the result of eliminating asset management fees and other income we earned from the consolidated tax credit equity funds and guarantee fee income generated from the lease method.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total fee income for the year ended December 31, 2004 increased $31.9 million over 2003 due primarily to:

•	a $24.7 million increase in syndication fees resulting from the higher syndication volume and a full year of operations from the HCI acquisition;

•	a $9.7 million increase in asset management and advisory fees due primarily to a full year of operations from the HCI business;

•	a $1.4 million increase in origination and brokerage fees resulting from higher production volumes from taxable loans and bonds;

•	a $0.4 million increase in guarantee fees primarily due to volume increases resulting from a full year of operations from the HCI business;

•	a $0.4 million increase in loan servicing fees due to an increase in the size of the permanent loan portfolio serviced; and

•	a $3.5 million decrease in other income due primarily to a $3.0 million decrease in fees collected on conventional equity deals and a collateral release after the sale of property and other net decreases of $0.5 million.

•	In addition, adjustments of $1.2 million related to the lease method and consolidation of certain tax credit equity funds. These adjustments are primarily the result of eliminating asset management fees and other income we earned from the consolidated tax credit equity funds and guarantee fee income generated from the lease method.

Net Rental Income

At times, we take ownership of the general partnership interest in underlying Project Partnerships in which the tax credit equity funds are limited partners. We generally take a 0.01% to 1% general partner interest in the Project Partnership, and the tax credit equity fund, which we may also consolidate, is typically the 99.99% to 99% limited partner. In addition, at times, particularly in the case of developer failures or workouts, we take ownership of the entire general partnership interest in the underlying Project Partnerships in which the tax credit equity funds are the limited partners. Net rental income represents income from the Project Partnerships that we consolidated effective March 31, 2004 as a result of the application of FIN 46. Net rental income increased $5.9 million for the year ended December 31, 2005, as compared to 2004 due to nine months of operations reflected in 2004 versus twelve months of operations in 2005.

Net Gain (Loss) on Sales and Derivatives

	For the year ended December 31,
(in thousands)	2005	(Restated) 2004	(Restated) 2003
Net gain on sale of loans	$9,401	$3,393	$4,864
Net gain on sale of tax-exempt investments	7,332	304	2,133
Net gain on sale of investments in tax credit equity partnerships (1)	10,005	3,019	2,747
Net gain (loss) on derivatives	8,320	941	(871)

Total net gain on sales and derivatives	$35,058	$7,657	$8,873

(1)	Includes the effects of the application of the lease method and consolidation of the tax credit equity funds.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net gain on sales increased $27.4 million for the year ended December 31, 2005, as compared to 2004, due primarily to:

•	an increase of $6.0 million in net gain on sale of loans resulting from an increase in volume of loans sold primarily related to the Glaser acquisition;

•	an increase of $7.0 million in net gain on sale of tax-exempt investments due primarily to the repayment or sale of 22 tax-exempt bonds and one senior interest in a bond securitization generating $7.3 million of gain in 2005 versus the sale or repayment of 21 tax-exempt bonds and one senior interest in a bond securitization generating $0.3 million of gain in 2004;

•	a decrease of $1.2 million in net gain on sale of investments in tax credit equity partnerships resulting from fluctuations in the operating results and holding periods of certain Project Partnerships temporarily owned by us prior to purchase by tax credit equity funds; and

•	an increase of $7.4 million in net gain (loss) on derivatives due primarily to: (a) a $4.4 million increase related to the termination of interest rate swaps; (b) an increase of $4.5 million related to net interest rate swap settlements; and (c) a $1.5 million net decrease due to lower market values of our derivatives and other items.

•

In addition to the factors set forth above, a net increase of $8.2 million in net gains related to the effects of the application of the lease method and consolidation of tax credit equity funds. The increase from the effects of the application of lease method and consolidation of tax credit equity funds primarily relates to the elimination of the gains recorded on sales of investments in Project Partnerships to consolidated tax credit equity funds and the gains recorded on the extinguishment of guarantees under the lease method.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net gain on sales decreased $1.2 million for the year ended December 31, 2004 compared to 2003 due primarily to:

•	a $1.5 million decrease in gain on sale of loans resulting from: (a) a $1.2 million decrease from taxable loans due to two large taxable loan sales during 2003 generating $1.2 million of gain with no similar substantial gains in 2004 and (b) a $0.7 million decrease due to a decrease in premiums on the sale of loans to GSEs, partially offset by (c) a $0.4 million increase in gains from mortgage servicing rights;

•	a $1.8 million decrease in gain on sale of tax-exempt investments due to two large tax exempt investment sales during 2003 generating $2.2 million of gain with no similar substantial gains in 2004; and

•	a $1.8 million increase in net gain (loss) on derivatives primarily driven by market fluctuations in the value of our derivatives.

•	In addition to the factors discussed above, we recorded adjustments of $0.3 million related to the application of the lease method and consolidation of the tax credit equity funds, which increased the net gain on sales in 2004.

Operating Expenses

	For the year ended December 31,
(in thousands)	2005	(Restated) 2004	(Restated) 2003
Salaries and benefits	$88,195	$67,812	$40,900
General and administrative	32,329	25,976	11,277
Professional fees	12,246	11,177	4,313

Total operating expenses	$132,770	$104,965	$56,490

All line items in the table above include the effects of the application of the lease method and consolidation of tax credit equity funds and Project Partnerships. For 2005, total operating expenses increased $28.0 million as compared to 2004. The effects of the application of the lease method and consolidation of tax credit equity funds and Project Partnerships increased operating expenses $3.0 million. The increase in operating expenses related to these effects is primarily attributable to twelve months of operations from consolidated Project Partnerships in 2005 versus nine months of operations from consolidated Project Partnerships in 2004 and fluctuations in the number of tax credit equity funds consolidated from year to year. This increase of $3.0 million together with the following fluctuations which net to an increase of $25.0 million result in the overall increase of $28.0 million in total operating expenses:

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total operating expenses increased $25.0 million for the year ended December 31, 2005 compared to 2004 due primarily to:

•	a $19.9 million increase in salaries and benefits resulting from: (a) an $11.3 million increase due to an increase in headcount over 2004 as a result of the MRC and Glaser acquisitions; (b) an increase of $3.1 million in deferred compensation arrangements; (c) a $5.2 million charge related to our internal corporate reorganization in the fourth quarter of 2005; and (d) an increase of $0.3 million in other personnel related costs;

•	a $4.3 million increase in general and administrative expenses due primarily to: (a) a $2.4 million increase in costs related to the new MRC and Glaser businesses; (b) a $0.5 million increase in travel and entertainment costs; (c) a $0.5 million increase in director fees; (d) a $0.3 million increase in costs surrounding unreimbursed deal workouts; and (e) a $1.5 million increase in information technology costs, insurance costs and other costs including costs to relocate to our new Tampa office offset by a reduction in charitable contributions of $0.9 million.

•	a $0.8 million increase in professional fees due primarily to; (a) a $0.8 million increase in costs from the new MRC and Glaser businesses; and (b) a $0.7 million increase in legal costs, partially offset by (c) a $0.7 million decrease in certain consulting and other costs.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total operating expenses increased $48.5 million for the year ended December 31, 2004 over 2003 due primarily to:

•	a $24.6 million increase in salaries and benefits as a result of the operations of the HCI business, employment growth and an increase in bonus and other compensation costs;

•	a $4.0 million increase in general and administrative expenses due primarily to: (a) increases in travel, rent, information and technology and service agreement costs resulting from a full year of operations from the HCI business; (b) a $0.7 million increase in unreimbursed deal expenses; and (c) a $0.4 million increase in charitable contributions;

•	a $6.1 million increase in professional fees due to higher legal and accounting fees attributable to Sarbanes-Oxley compliance initiatives, new transactions and a full year of operations from the HCI business.

•	In addition to the factors described above, we recorded operating expenses of $13.8 million, after giving effect for eliminations, related to the lease method and consolidation of certain tax credit equity funds.

Depreciation and Amortization

Year Ended December 31, 2005 Compared to year Ended December 31, 2004

Depreciation and amortization increased $8.6 million from the year ended December 31, 2004 to the year ended December 31, 2005 due primarily to:

•	a $5.5 million increase in amortization related to mortgage servicing rights assets from the new MRC and Glaser businesses;

•	a $0.7 million increase in amortization of intangibles related to the new MRC business;

•	a $1.4 million net increase in amortization and depreciation of other intangibles and fixed assets; and

•	a $1.0 million increase in depreciation expense from consolidated Project Partnerships due to twelve months of depreciation expense in 2005 versus nine months in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, depreciation and amortization expense increased $4.9 million over 2003 due primarily to:

•	a $5.8 million increase in depreciation expense resulting from the consolidation of our general partner interests in tax credit equity Project Partnerships;

•	a $1.1 million decrease in amortization of mortgage servicing rights; and

•	a $0.2 million increase in depreciation and amortization related to assets from the July 2003 acquisition of HCI.

Impairments and Valuation Allowances Related to Investments

From time to time, borrowers have defaulted on their debt obligations to us. Some of these obligations were incurred in connection with the development of properties that collateralize our tax-exempt bonds. These properties are sometimes referred to as “defaulted assets.” In a number of these circumstances, we have, after evaluating our options, chosen not to foreclose on the property. Instead, we have negotiated the transfer of a property’s deed in lieu of foreclosure to, or replaced the general partner of an original borrowing partnership with, an entity controlled by certain directors and officers of MuniMae, including MuniMae Affordable Housing, Inc. (“MMAH”) and MuniMae Foundation, Inc. (“MMF”). We have taken this action to preserve the value of the original tax-exempt bond obligations and to maximize cash flow from the defaulted assets. The directors and officers receive no monetary benefit from these transactions. Following the transfer of a property to, or replacement of the general partner with, such entity, that entity controls the defaulted or previously defaulted asset, which serves as collateral for our debt.

During 2005, we evaluated the possibility of impairment related to certain transfers of defaulted assets to MMAH and MMF. These transfers were driven by underlying developer failure relating to the construction and management of certain Project Partnerships. As of December 31, 2005, we believe the facts and circumstances surrounding most of these investments and the possible outcomes support a temporary duration of impairment due to our ability and intent to hold the asset until fair value is recoverable, and as such, no other-than-temporary impairment has been recorded. However, for one such tax-exempt bond investment, where the facts and circumstances pointed to an extended length of forecasted impairment and our probable near term foreclosure and sale of the underlying property, we recorded an other-than-temporary impairment of $2.6 million.

In addition to the above impairment amount of $2.6 million recorded in impairments and valuation allowance, we recorded other impairments of $2.0 million related to the following:

•	a $1.3 million impairment with respect to a warehousing investment in a real estate operating partnership as well as one tax-exempt bond and two taxable loans;

•	a loan loss reserve of $0.4 million related to four taxable loans under loss-sharing agreements with GSEs; and

•	a $0.3 million impairment with respect to the write off of a customer relationship intangible asset.

During 2005, we recorded an impairment loss of $1.2 million associated with a loan (unrelated to the developer issue above) to a consolidated Project Partnership. The reserve was recorded through a charge to net income allocable to minority interest due to the consolidation of the underlying Project Partnership.

In accordance with our valuation and impairment policies, we recorded $5.6 million in impairments and valuation allowances in 2004 related primarily to five bonds and five taxable loans with an aggregate face amount of $37.0 million as of December 31, 2004.

We recorded $7.0 million in impairments and valuation allowances in 2003 related primarily to:

•	two bonds and eight taxable loans with an aggregate face amount of $39.0 million; and

•	advances to two tax credit equity funds with total outstanding balances of $9.3 million.

Net Losses from Equity Investments in Partnerships

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net losses from equity investments in partnerships decreased $114.8 million for the year ended December 31, 2005, as compared to 2004, due primarily to:

•

a decrease of $76.6 million in net losses from equity investments in partnerships resulting from the effects of the application of the lease method and consolidation of certain tax credit equity funds driven by a decrease in the number of tax credit equity funds consolidated; and

•	a $38.2 million decrease in net losses primarily attributable to an increase in income from investments in income-producing real estate operating partnerships related to the new MRC business and CAPREIT, Inc. and its affiliates (“CAPREIT”).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net losses from equity investments in partnerships increased $167.2 million for the year ended December 31, 2004 as compared to 2003. The increase is due to net losses from equity investments in partnerships resulting from the lease method and consolidation of certain tax credit equity funds, as discussed at the beginning of this “Results of Operations” section.

Income Tax (Expense) Benefit

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Income tax expense for 2005 increased $8.8 million compared to 2004. This increase is due to increased state tax liabilities computed on a separate company basis, due primarily to an increase in business from our tax credit equity segment and the increase in business from our recent acquisition of Glaser, and increases in deferred tax expense associated with our equity investments in real estate partnerships.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Income tax expense for the year ended December 31, 2004 increased $2.0 million compared to 2003. This increase is due to state tax liabilities computed on a separate company basis, due primarily to an increase in business from our tax credit equity segment, and increases in deferred tax expense primarily associated with our equity investments in real estate partnerships.

Net Loss Allocable to Minority Interest

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net loss allocable to minority interest decreased $102.1 million for the year ended December 31, 2005, as compared to 2004. The decrease in loss allocable to the limited partners in consolidated tax credit equity funds is primarily attributable to a decrease in the number of tax credit equity funds consolidated during 2005 as compared to 2004. We typically hold a 0.01% to 1% interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as net loss allocable to minority interest in the consolidated statements of income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net loss allocable to minority interest for the year ended December 31, 2004 increased $182.8 million over 2003. The increase is due primarily to recording income allocable to the limited partners in tax credit equity funds that we consolidated pursuant to FIN 46 and the lease method. We typically hold a 0.01% to 1% interest in the tax credit equity funds and therefore approximately 99% of the funds’ losses are shown as net loss allocable to minority interest in the consolidated statements of income.

Discontinued Operations

During 2005, we acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond and taxable loan we held. We sold the property for net proceeds of $17.5 million, which resulted in a $9.5 million gain. The $9.5 million gain was classified as discontinued operations in the consolidated statements of income.

During 2004, we acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond we held. We sold the property for net proceeds of $16.2 million, which resulted in an $11.1 million gain. The $11.1 million gain was classified as discontinued operations in the consolidated statements of income.

During 2003, we acquired a property by deed in lieu of foreclosure. This property previously served as collateral for a tax-exempt bond we held. We sold the property for net proceeds of $38.1 million, which resulted in a $26.8 million gain. The $26.8 million gain and $1.0 million of losses from operations of the property were classified as discontinued operations in the consolidated statements of income.

Cumulative Effect of a Change in Accounting Principle

During the first quarter of 2004, we recorded a cumulative effect of a change in accounting principle of $0.5 million as a result of the adoption of FIN 46 discussed above.

In December 2003, as a result of the adoption FIN 46, we determined that our investments in residual interests in bond securitizations represented equity interests in VIEs. We further determined that we are the primary beneficiary of the VIEs and therefore are required to consolidate the securitization trusts. As a result, we made adjustments to:

•	reclassify our residual interests in bond securitizations to investment in tax-exempt bonds;

•	reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts,

•	reclassify costs of the securitization transactions to debt issue costs, which are included in other assets on our consolidated balance sheets; and

•	record the senior interest in the securitization trusts as short-term debt. We also recorded a $1.2 million cumulative effect of a change in accounting principle related to this transaction as a result of the reversal of gain on sales reported in prior periods on these investments.

Other Comprehensive Income

For the year ended December 31, 2005, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and interests in bond securitizations available for sale was $9.4 million. After a reclassification adjustment for gains of $10.3 million included in net income, other comprehensive loss for the year ended December 31, 2005, was $0.9 million and total comprehensive income was $86.5 million.

For the year ended December 31, 2004, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $7.4 million. After a reclassification adjustment for gains of $2.7 million included in net income, other comprehensive income for the year ended December 31, 2004 was $4.7 million and total comprehensive income was $52.0 million.

For the year ended December 31, 2003, the net adjustment to other comprehensive income for unrealized holding gains on tax-exempt bonds and residual interests in bond securitizations available for sale was $2.9 million. After a reclassification adjustment for gains of $27.5 million included in net income, other comprehensive loss for the year ended December 31, 2003 was $24.6 million and total comprehensive income was $36.0 million.

See also our consolidated statements of comprehensive income and the notes to our consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

As a financial services provider, our liquidity and access to capital is fundamental to our operations. Our principal short-term uses of cash include: funding new investments, payment of distributions to shareholders, acquisitions of Project Partnerships pending syndication (described above in Part I, Item 1. Business “Our Tax Credit Equity Segment”), funding of real estate finance activities and operating expenses. We expect to need approximately $600 million to $700 million in new net capital to meet our 2006 production targets. In 2006, we expect to generate proceeds through the expansion of existing and new debt facilities, the issuance of privately placed preferred securities and operating cash flow. In addition, we are expanding our relationships with the GSEs.

Liquidity

Our principal sources of liquidity are (a) cash and cash equivalents; (b) cash flow from operations (including loan sales to GSEs and government agencies); (c) cash flow from investing activities (which include sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (d) cash flow from financing activities (which include common and preferred equity offerings, debt offerings, securitizations, proceeds from syndications, bank lines of credit and other credit facilities and pension fund financings).

Cash flows

As of December 31, 2005 and 2004, we had cash and cash equivalents of approximately $140.7 million and $92.9 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2004 to December 31, 2005:

(in thousands)	2005	2004	Change
Net cash provided by (used in)
Operating activities	$47,211	$94,336	$(47,125)
Investing activities	(682,529)	(686,555)	4,026
Financing activities	683,118	634,274	48,844

Net increase in cash and cash equivalents	$47,800	$42,055	$5,745

Operating activities—Cash flow from operating activities was $47.2 million and $94.3 million for the years ended December 31, 2005 and 2004, respectively. The $47.1 million decrease in operating cash flow for 2005 versus 2004 is due primarily to a decrease in net changes in assets and liabilities of $71.7 million, a net increase in non-cash items, tax expense and income allocable to preferred shareholders of $2.6 million, a decrease in net gain on sales of $20.3 million, offset by an increase in net income from continuing operations of $42.3 million.

Investing activities—Cash flow used in investing activities was $682.5 million and $686.6 million for the years ended December 31, 2005 and 2004, respectively. The $4.0 million decrease in cash used in investing activities for 2005 versus 2004 is due primarily to a $136.2 million increase in cash received from principal payments on loans and bonds and proceeds from sales of bonds, a net decrease of $59.4 million in purchases of bonds and interests in bonds and loan originations, a $67.1 million increase in net cash flows towards investments in restricted assets, a $59.0 million increase in cash used in acquisitions of assets and businesses, a $75.6 million decrease in net investments and distributions from investments in partnerships, a $10.3 million increase in cash flow from the termination of derivative financial instruments and a $0.2 million increase in cash used for purchases of property and equipment.

Financing activities—Cash flow from financing activities was $683.1 million and $634.3 million for the years ended December 31, 2005 and 2004, respectively. The $48.8 million increase in financing cash flow for 2005 versus 2004 is due primarily to a $589.5 million increase in cash used to pay down credit facilities and short-term and long-term debt from securitizations, a $540.2 million increase in cash from borrowing provided by our credit facilities and securitizations, an $70.1 million increase in cash from investors in tax credit equity funds, a $36.3 million net increase in cash from the issuance of common and preferred shares partially offset by cash used to purchase treasury shares and reductions in cash from common share option exercises and an $8.3 million increase in cash used to pay common share distributions.

Capital resources

Securitizations, equity and debt offerings

We raise capital through public and private offerings of common and preferred shares and trust preferred securities, as well as through the securitization of bonds. For a description of our securitizations and equity and debt offerings summarized below, see Part I, Item 1. Business “Our Debt Segment—Tax Exempt Bonds and Bond Securitizations” and Notes 5, 12, 13 and 17 in our consolidated financial statement included elsewhere in this Annual Report.

(in thousands)	Net proceeds raised for the year ended December 31, 2005
Securitizations
On balance sheet securitizations	$373,137
Off balance sheet securitizations	24,186
Equity offerings
Common shares	64,876
TE Bond Sub preferred shares	97,700
Debt offerings
MFH Capital Trust 2 preferred securities	48,449
MFH Capital Trust 3 preferred securities	37,548

Due to the delay in filing this Annual Report, we will be unable for at least one year subsequent to the date hereof, to access the capital markets to raise public equity or debt using the SEC’s short-form registration procedures, which may mean delays in registering additional securities for sale. In addition, we may face delays in applying to register our securities if the SEC staff decides to review this report or our subsequent filings. Although the late filing of this Annual Report will affect our ability to quickly raise public equity or debt for a one year period, it will not affect our ability to offer securities in private offerings.

Lines of credit

We rely on short-term lines of credit with commercial banks and finance companies to finance our growth. See Note 11 “Notes Payable and Debt” to our consolidated financial statements included elsewhere in this Annual Report for a description of our line of credit facilities summarized below.

	Principal purpose	December 31, 2005		December 31, 2004
(in thousands)		Aggregate Facilities	Balance	Aggregate Facilities	Balance
General bank lines of credit	Working capital and funding supplemental loans	$80,000	$–	$80,000	$10,000
Loan warehousing and taxable bond lines	Warehousing construction and permanent loans and taxable bonds	604,000	328,794	592,000	278,364
Tax credit equity warehousing line	Property acquisition and working capital	140,000	64,858	140,000	33,022

Total		$824,000	$393,652	$812,000	$321,386

Interest rates on these lines of credit, excluding rate reduction programs, ranged from 5.24% to 7.0% in 2005 and 3.3% to 5.3% in 2004.

Pension funds

At times, we secure capital for our debt business from a group of pension funds with which we have had relationships for over twenty-five years. We act as advisor to Midland Affordable Housing Group Trust (“MAHGT”) and Midland Multifamily Equity REIT (“MMER”) in originating debt and equity investments, respectively, on their behalf. We structure MAHGT’s investments as back-to-back investments in which we borrow funds from MAHGT and lend the proceeds to developers. Although we present these amounts as debt for financial reporting purposes, MAHGT bears the risk of loss with respect to the underlying investments. In addition, from time to time the pension funds make direct investments in debt or equity instruments we originate. Below is a summary of amounts outstanding related to our relationship with the pension funds.

	December 31, 2005			December 31, 2004
(in thousands)	Notes Payable	Lines of Credit	Total	Notes Payable	Lines of Credit	Total
MAHGT	$140,183	$–	$140,183	$132,038	$–	$132,038
MMER	–	–	–	–	–	–
Direct pension fund investment	74,747	N/A	74,747	128,389	N/A	128,389

Total	$214,930	$–	$214,930	$260,427	$–	$260,427

At December 31, 2005, our financing capacity under the arrangements with MAHGT and MMER totaled $19.8 million and $35 million, respectively. This financing capacity is limited by MAHGT’s and MMER’s available cash. Interest rates on notes payable and lines of credit range from 5.89% to 8.37% in 2005 and 3.90% to 10.25% in 2004.

For the years ended December 31, 2005 and 2004, we structured $3.3 and $26.6 million, respectively, in equity investments for MMER and direct pension fund investments.

GSEs and Government Agencies

We rely on GSEs and government agency programs as a source of liquidity and credit enhancement. In addition, at times we sell interests in tax credit equity funds to GSEs. Consequently, our results may be impacted by changes in the lending and investing activities of the GSEs or function of the government agency programs with which we are involved, particularly those that diminish their appetite for investments in affordable housing or make their debt rates relatively more expensive and therefore less attractive to our developer clients.

Certain construction and permanent loans we originate are underwritten and structured so as to be eligible for ultimate placement with GSEs. For the years ended December 31, 2005 and 2004, we delivered $592.5 million and $185.3 million, respectively, of loans in conjunction with GSE programs.

Debt covenants

Certain of our credit facilities contain restrictive covenants, including, but not limited to, net worth, interest coverage, leverage, liquidity, collateral and other terms and conditions. As of December 31, 2005, we were in compliance with all material financial covenants applicable to our credit facilities.

Letters of credit

We have available letter of credit facilities with multiple financial institutions. At December 31, 2005, we had outstanding letters of credit of $395.9 million, which typically provide credit support to various third parties for real estate activities. These letters of credit expire at various dates through September 2017. The unused portion of the letter of credit facilities was $259.6 million at December 31, 2005.

As disclosed in the guarantee table below, we have provided a guarantee on certain of these letters of credit. Our maximum exposure with respect to letter of credit guarantees was $136.3 million as of December 31, 2005.

Guarantees

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The following table summarizes our guarantees by type at December 31, 2005 and 2004.

	December 31,
(in millions)	2005		2004
Guarantee	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Loss-sharing agreements with Fannie Mae, GNMA and HUD (1)	$534.9	$1.4	$189.1	$0.3
Tax credit-related guarantees (2)	547.7	252.7	417.0	185.8
Other financial/payment guarantees (3)	410.8	280.3	295.2	166.1
Letter of credit guarantees (4)	136.3	54.2	152.5	76.6
Indemnification contracts (5)	186.5	119.4	32.0	11.1

	$1,816.2	$708.0	$1,085.8	$439.9

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, we may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan we originated and sold to Fannie Mae, we may be required to make servicing advances to Fannie Mae. Also, we may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years. Through December 31, 2005, our loss sharing history with respect to these agreements has been nominal.
(2)	We acquire and sell interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, we may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.
(3)	We have entered into arrangements that require us to make payments in the event that a specified third party fails to perform on its financial obligations. We typically provide these guarantees in conjunction with the sale of an asset to a third party or our investment in equity ventures. The terms of such guarantees vary based on loan payoff schedules or our divestitures.
(4)	We provide a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, we may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 2017.
(5)	We have entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require us to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs or our divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

Leverage

Our guaranteed tax credit equity funds are subject to Statement of Financial Accounting Standards (“FAS”) No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). As a result of FAS 66, the underlying Project

Partnerships and their operations included in the guaranteed tax credit equity funds as well as the funds’ debt and other liabilities have been recorded on our balance sheet using finance accounting.

New accounting standards that we adopted in 2003 and 2004 have significantly impacted our leverage. Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”) requires our mandatorily redeemable preferred securities to be classified as debt. FIN 46 requires the consolidation of our equity investment in a VIE if we are the primary beneficiary of the VIE. We determined that our interests in bond securitizations represented equity interests in VIEs, and that we were the primary beneficiary; therefore, we were required to consolidate our securitization trusts as of December 31, 2003.

Upon adoption of FIN 46 in March 2004, we determined that we are the primary beneficiaries of certain tax credit equity funds that have multiple limited partners and consolidated these tax credit equity funds. We continue to consolidate and deconsolidate tax credit equity funds as new funds are formed and reconsideration events as to the primary beneficiary occur.

At times, we take ownership of the general partnership interest in the underlying Project Partnerships in which tax credit equity funds hold investments. For those property-level general partnership interests, we have discontinued the equity method of accounting and consolidated the underlying Project Partnership. As of December 31, 2005, we recorded approximately $245.9 million of nonrecourse debt as a result of the consolidation of tax credit equity funds and Project Partnerships and the effects of FAS 66. The effects of FIN 46 pertaining to the tax credit equity funds and Project Partnerships are not considered under certain of our debt covenant compliance computations.

Off-Balance Sheet Arrangements

We may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent our off-balance sheet debt. Senior bonds that are not reflected on our balance sheet at December 31, 2005 and 2004 totaled $11.5 million and $11.9 million, respectively (face amount).

The majority of our securitizations are reflected as indebtedness on our consolidated balance sheet, and off-balance sheet securitizations are not material to our liquidity and capital needs. At December 31, 2005 and 2004, our total off-balance-sheet debt relating to securitizations was $101.6 million and $144.1 million, respectively.

Distribution Policy

Our current policy is to maximize shareholder value through, among other things, increases in cash distributions to shareholders. Our board of directors declares quarterly distributions based on management’s recommendation, which itself is based on an evaluation of a number of factors, including our retained earnings, business prospects and available cash.

Our distribution per common share for the three months ended December 31, 2005 and 2004 was $0.4875 and $0.4675, respectively. Our distribution per common share for the years ended December 31, 2005 and 2004 was $1.9200 and $1.8400, respectively.

Contractual obligations

See Item 8—Financial Statements and Supplementary Data: Notes 11, 12, 13 and 16 for a description of our credit facilities, preferred obligations and contractual commitments.

The following table describes our commitments, as of December 31, 2005, to make future payments under our debt agreements and other contractual obligations:

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$693,785	$693,785	$–	$–	$–
Notes payable	685,263	542,317	120,945	22,001	–
Long-term debt	104,215	–	29,463	3,154	71,598
Operating lease obligations (1)	46,902	6,535	11,679	10,128	18,560
Subordinate debentures (2)	172,750	–	–	88,750	84,000
Preferred shares subject to mandatory redemption (3)	168,000	–	–	–	168,000
Deferred business purchase cost (4)	12,000	4,000	8,000	–	–
Unfunded loan commitments (5)	347,906	124,146	222,538	–	1,222
Unfunded equity commitments (6)	1,092,476	749,718	342,108	650	–
Employment contract commitments (7)	5,315	3,013	2,029	273	–

Total	$3,328,612	$2,123,514	$736,762	$124,956	$343,380

(1)	We have entered into non-cancelable operating leases for office space and equipment, as well as software hosting agreements for various information systems initiatives. These leases and hosting agreements expire on various dates through 2016. See Note 16, “Commitments and Contingencies—Lease commitments and hosting agreements” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
(2)	Subordinate debentures relate to our offerings of preferred securities of certain business trust subsidiaries of ours. See Note 12, “Subordinate Debentures” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
(3)	Preferred shares subject to mandatory redemption relate to our mandatorily redeemable preferred shares issued by TE Bond Sub. See Note 13, “Preferred Shares—Preferred Shares Subject to Mandatory Redemption” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
(4)	Deferred business purchase cost relates to the deferred portion of the purchase price in the Glaser acquisition. In July 2005, we acquired Glaser in a stock purchase transaction including three deferred payments of $4.0 million due at each of the three anniversary dates of the closing; and contingent consideration of approximately $5.0 million due on the third anniversary of the closing provided certain operating performance thresholds are achieved. See Note 4, “Acquisitions, Goodwill and Intangible Assets” in the notes to our consolidated financial statements included in this Annual Report.
(5)	Unfunded loan commitments are commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. See Note 16, “Commitments and Contingencies—Unfunded loan commitments” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
(6)	As the limited partner in real estate operating partnerships, we have committed to extend equity to real estate operating partnerships in accordance with the partnership documents. In addition, our consolidated tax credit equity funds have committed to extend equity to Project Partnerships. See Note 16, “Commitments and Contingencies—Unfunded equity commitments” in the notes to our consolidated financial statements included elsewhere in this Annual Report.
(7)	Employment contract commitments include contracted base salary amounts only.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We hold a variety of market risk sensitive investments, including available-for-sale investments in tax-exempt bonds and interests in bond securitizations, taxable construction, permanent and related loans, short- and long-term debt and notes payable. Interest rate risk is the primary market risk to which we are subject.

Interest Rate Risk

As discussed under Part I, Item 1A. “Risk Factors,” because our operations involve real estate we are subject to various risks that affect the real estate market, generally, and the multifamily real estate market, specifically. As discussed under Part I, Item 1A. “Risk Factors—General Risks Related to Our Business—Changing interest rates may have an adverse effect on our financial condition and results of operations,” the primary market risk that we face is interest rate risk.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. The interest income collected on fixed-rate investments, interest paid on fixed-rate debt and interest collected on investments that pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates, unless the investment or debt is prepaid as discussed below. In addition, interest income collected on certain of our floating-rate investments is financed with floating-rate debt which mitigates interest rate risk; however, this type of investment structure could be impacted by rising interest rates. In contrast, certain of our investments in interests in bond securitizations and our floating rate short- and long-term debt are directly impacted by fluctuations in market interest rates. Excluding the benefit of interest rate hedges, if interest rates had increased by 100 basis points and 200 basis points at December 31, 2005, our annual net interest income on these investments and debt would have decreased by $5.6 million and $11.2 million, respectively. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2004, our annual net interest income on these investments and debt would have decreased by $4.0 million and $8.1 million, respectively. As discussed below we attempt to manage this interest rate exposure through a financial risk management strategy, which currently relies heavily upon the use of interest rate swaps. Including the effects of our interest rate hedges and using the same 100 and 200 basis point increases in interest rates, the decreases in net interest income noted above would have been reduced to $2.3 million and $4.5 million, respectively, as of December 31, 2005. At December 31, 2004, under the same set of assumptions, the decreases in net interest income caused by a 100 and 200 basis point increase in interest rates would have been reduced to $0.8 million and $1.5 million, respectively. Changes in interest rates would also impact the production levels within each of our business segments. Because production levels are driven by numerous factors, including the interest rate environment, it is extremely difficult to quantify the impact of changing interest rates on our production levels.

Developing an effective interest rate management strategy can be complex, and no strategy can insulate us from all potential risks associated with interest rate changes. Management believes the majority of our interest rate risk arises in connection with

•	certain of our interests in bond securitizations and senior interests in securitization trusts which are reflected as short- and long-term debt in our consolidated balance sheets;

•	properties warehoused prior to being placed in tax credit equity funds; and

•	to the extent not match-funded as described above, floating-rate debt used to finance our real estate finance activities.

We manage our interest rate exposure on our investments in certain tax-exempt bond securitizations through the use of interest rate swaps. We may choose not to hedge all of our floating rate exposure with hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in our interest income and cash flows associated with these investments. Also, certain of the interest rate swap agreements are subject to risk of early termination, possibly at times unfavorable to us. There can be no assurance that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated. In this case, we would be fully exposed to interest rate risk to the extent the hedging instruments are terminated by the counterparty while the floating rate exposure remains in existence.

The duration of our interest rate swaps is less than the duration of our floating rate instruments. As a result, we would be fully exposed to interest rate risk on our floating rate instruments if we were not able to enter into new interest rate swaps when the existing agreements expire. There can be no assurance that we will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire.

In addition, there is no guarantee that any given securitization trust will be in existence for the duration of its associated hedge, as these securitization trusts would be collapsed if the related credit enhancement or liquidity facilities are not renewed.

The interest required to be paid on certain of our senior interests in bond securitization trusts includes a remarketing spread over a floating market interest rate. This remarketing spread varies on a weekly basis and is not mitigated by the hedging instruments discussed above. As a result, changes in the remarketing spread could result in either an increase or decrease in our interest income and cash flows associated with its interests in bond securitizations. At December 31, 2005, our weighted average remarketing spread was 0.096%. If the remarketing spread had increased by 50% and 100% at December 31, 2005, our annual interest income on these investments would have decreased by $0.3 million and $0.5 million, respectively. At December 31, 2004, our weighted average remarketing spread was 0.088%. If the remarketing spread had increased by 50% and 100% at December 31, 2004, our annual interest income on these investments would have decreased by $0.2 million and $0.4 million, respectively.

Our investments in tax-exempt bonds, interests in bond securitizations, and investments in derivative financial instruments are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2005, the market value of these investments would have declined by 6% and 12%, respectively. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2004, the market value of these investments would have declined by 8% and 14%, respectively. However, for the participating tax-exempt bonds for which the fair value is determined by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider in determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, economic events and conditions, and investor risk perceptions.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of MuniMae, together with the report thereon of PricewaterhouseCoopers LLP dated June 21, 2006, are in Item 15 at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2005. Based on this evaluation, the CEO and CFO concluded that, as a result of the material weaknesses set forth below, our disclosure controls and procedures were not effective as of December 31, 2005.

As part of our financial reporting process and during the preparation of this Annual Report, management identified certain errors in our previously issued financial statements and concluded it was necessary to restate our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, management concluded that our internal control over financial reporting was not effective as of December 31, 2004, and at the end of each of the first three quarters of 2005.

After management concluded that there were material weaknesses, we performed additional analyses and other post-closing procedures and concluded that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America and present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP) and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 based on the criteria related to internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Management has identified the following material weaknesses as of December 31, 2005:

1. Ineffective control environment—We did not maintain an effective control environment as defined in the COSO framework. Specifically, we identified the following material weakness related to our control environment:

•	We did not maintain a sufficient complement of personnel with a level of accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements and business activities, particularly as our business grew in diversity and complexity.

•	We did not maintain or disseminate accounting policy guidance with respect to certain areas with a sufficient level of precision to enable existing personnel to adequately analyze related transactions and apply accounting policies that were in conformity with GAAP.

•	Our control environment did not emphasize the need to maintain effective controls to monitor results of operations determined in accordance with GAAP. Specifically, we did not budget net earnings and did not maintain a process to monitor net earnings results against expected results.

These material weaknesses contributed to the material weaknesses discussed below in items 2 through 7, and resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, these material weaknesses could result in a misstatement of any of substantially all our financial statement accounts and disclosures that would cause a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

2. Ineffective financial reporting process—We did not maintain effective controls, including monitoring, over our financial close and reporting process. Specifically, we identified the following material weaknesses related to the financial reporting process:

•	Controls over journal entry review and account reconciliations failed to prevent or detect material financial statement errors. In addition, we failed to design and implement exception and monitoring reports to review transactions and detect errors and to integrate our subsidiary and feeder systems with our general ledger system. As a result, our financial reporting process is manually intensive and is based on the review and approval of individual transactions (and resulting journal entries) without adequate compensating controls to detect errors.

•	We did not maintain effective controls over the identification and disclosure of our segments. Specifically, we did not identify our segments or report their performance in the same manner for external reporting purposes and for reporting to our chief operating decision maker. This control deficiency resulted in segment disclosures that did not conform to GAAP.

These material weaknesses in our financial reporting process contributed to the material weaknesses discussed below in paragraphs 3 through 7, and resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and each quarter in 2004. In addition, these material weaknesses could result in a misstatement of any of substantially all our financial statement accounts and disclosures that would cause a material misstatement our annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

3. Accounting for tax credit equity business—We did not maintain effective controls over the accuracy of our accounting for the tax credit equity business. Specifically:

•	Accounting for real estate syndication fees—We did not correctly recognize syndication fees ratably as syndication partnerships invested in low income housing properties as required by GAAP. Instead, we (1) eliminated certain syndication fees related to consolidated syndication partnerships and (2) recognized syndication fees as investors subscribed to our funds and when we selected or acquired interests in low income housing properties to be sold to syndication partnerships rather than when the syndication partnerships made investments.

•	Accounting for impairments of investments in real estate partnerships held by guaranteed tax credit equity funds—We presented equity in the impairment losses of low income housing properties owned by guaranteed tax credit funds and related revenues earned by providing related tax losses net instead of reporting these amounts separately as required by GAAP.

•	Accounting for consolidated tax credit equity funds—We did not correctly record or did not properly reverse certain adjustments to ensure consolidated amounts were in accordance with GAAP.

•	Accounting for capitalized interest costs associated with investments in real estate partnerships—We did not correctly capitalize interest costs on investments in real estate partnerships developing low income housing properties in accordance with GAAP.

This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and each quarter in 2004. In addition, this control deficiency could result in a misstatement of syndication fee income, equity in the earnings (losses) of partnerships, interest expense, and net earnings (losses) allocated to minority interest that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

4. Accounting for deferral and recognition of bond and loan origination fees and direct costs—We did not maintain effective controls over the accuracy of our accounting for the deferral and recognition of bond and loan origination fees and direct costs and the related amortization expense. Specifically, we failed to amortize our deferred bond and loan fees using the effective interest method over their contractual terms as required by GAAP rather than the straight-line method over terms anticipating prepayments. In addition, we failed to defer direct costs of originating bonds in accordance with GAAP and effectively monitor our recorded yields on bonds against our expected effective yields. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of deferred bond and loan origination fees and the related amortization expense that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

5. Accounting for investments in partnerships using the equity method of accounting—We did not maintain effective controls to ensure accurate application of the equity method of accounting for investments in certain partnerships. Specifically, we did not apply the equity method to an investment when our share of the investee’s cumulative losses exceeded our original investment even though we had guaranteed certain obligations of the investee. In addition, we did not account for differences between our cost of an investment and the amount of underlying equity of the investee. We also did not correctly calculate our share of this investee’s losses using our economic share of the entity. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of equity method investments and equity in their earnings (losses) that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

6. Identification and valuation of derivative financial instruments—We did not maintain effective controls over the identification and valuation of certain derivative financial instruments. Specifically, we did not maintain effective controls to identify derivative financial instruments embedded within financial guarantees. In addition we did not maintain effective controls over the accuracy of assumptions used to value derivatives embedded within commitments to lend. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of derivative financial instruments and related gains (losses) that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

7. Accounting for income taxes—We did not maintain effective controls over the accounting for income taxes. We did not maintain effective controls over the completeness and accuracy of our income tax provision.

This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of income taxes that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose opinion thereon is included herein.

(c) Remediation of Material Weaknesses

Management is responsible for maintaining effective internal control over financial reporting, including the adequacy of accounting resources and the quality of the financial reporting processes.

Control environment—In 2004, we recognized the need for additional qualified accounting personnel and began recruiting efforts. By the end of 2004, the accounting staff had more than doubled with most of the new hires starting in the second half of the year. We continued our efforts in 2005 by hiring two Assistant Controllers, a Chief Financial Officer/Chief Accounting Officer and a Controller, each with over 15 years of real estate industry experience.

In 2005, the corporate accounting department was reorganized and the reporting structures of tax credit equity and fund management accounting and finance personnel were realigned to report through the corporate accounting and finance departments. These actions were taken, in part, to improve communication and the nature, extent and oversight of financial reporting controls.

We will continue to hire additional qualified staff, train existing staff, and assess the roles and responsibilities and related qualifications of the accounting staff to ensure that they are adequate to support our financial reporting requirements. Management will also improve the documentation and dissemination of clear accounting policies, particularly those related to accounting for the tax credit equity business, deferral and recognition of loan and bond origination fees and direct costs, the application of the equity method of accounting for investments in partnerships, identification and valuation of derivative financial instruments, accounting for income taxes and disclosures about our segments.

We will also perform a comprehensive review of our business segments, including developing and implementing performance measures and metrics to enhance monitoring controls and error detection efforts, and to more effectively integrate our accounting and financial reporting personnel into our operating businesses.

Financial reporting process—Management has taken certain of the steps necessary to remediate the weaknesses related to its financial reporting process including:

i.	increasing the levels of review for complex and judgmental accounting issues, including key estimates;

ii.	developing analyses that aggregate similar transaction types, correlate balance sheet and income statement accounts and better support account balances; and

iii.	training staff.

Management will continue these efforts in 2006 by:

i.	hiring additional qualified staff with significant relevant experience;

ii.	establishing a group dedicated to improving the use of technology to automate analyses, provide direct interfaces from subsidiary systems, and aggregate and process transactions;

iii.	developing accounting models related to each of our business activities to train and be used by accounting staff to reduce errors in recording recurring transactions;

iv.	developing standard reporting for each of our business units, including exception reports to assist in error detection;

v.	establishing and documenting formal accounting policies;

vi.	continuing its overall training efforts;

vii.	simplifying its accounting processes; and

viii.	establishing relationships between accounting staff and key business personnel to proactively manage the accounting implications of prospective transactions.

(d) Changes in Internal Controls Over Financial Reporting

None.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

DIRECTORS

The name, age, principal occupation for the last five years, period of service as a director of the company and certain other directorships of each director are set forth below.

Richard O. Berndt, 63, has been a director of the company since 1996. He is the Managing Partner of Gallagher Evelius & Jones LLP, a law firm engaged in the general practice of law. Mr. Berndt has been a partner in that firm since 1972. In addition, Mr. Berndt has been a director of Mercantile-Safe Deposit and Trust Company since 1976 and a director of Mercantile Bankshares Corporation (“Mercantile”), a regional multi-bank holding company, since 1978. He is the chair of Mercantile’s employee benefits committee and a member of Mercantile’s executive committee. Mr. Berndt also serves on the boards of directors of Baltimore Equitable Insurance, Inc., a mutual insurance company, Enterprise Community Investment, Inc., Mercy Health Services, Inc. and Johns Hopkins Medicine.

Michael L. Falcone, 44, has been a director of the company since 1999, and Chief Executive Officer and President of the company since January 1, 2005. Prior to his appointment as the company’s Chief Executive Officer, he had served as Chief Operating Officer since 1997. Prior to joining the company, he was a senior vice president of Shelter Development Corporation, where he was employed from 1983 to 1996. Mr. Falcone serves on the boards of directors of the National Multi-Family Housing Council, the Baltimore Development Corporation, the Greater Baltimore Alliance and the McDonogh School.

Robert S. Hillman, 67, has been a director of the company since 1996, and a director and President of H&V Publishing, Inc., a publishing company, since 1998. Prior to his position at H&V Publishing, Inc., Mr. Hillman was a member of the law firm of Whiteford, Taylor and Preston, LLP, then a 135-attorney firm, from 1987 to 2000. Formerly the executive partner of the firm, Mr. Hillman has extensive experience in municipal finance, real estate, labor, and employment law. He is also Chairman Emeritus of the Babe Ruth Museum and trustee of the Enoch Pratt Free Library.

Barbara B. Lucas, 60, was appointed as a director effective August 1, 2005. Ms. Lucas is Senior Vice President—Public Affairs and Corporate Secretary of The Black & Decker Corporation, a manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems, and serves on Black & Decker’s Management Committee. Ms. Lucas was elected Senior Vice President of Black & Decker in December 1996 after having served as Vice President—Public Affairs since beginning her career with Black & Decker in July 1985. She has been Corporate Secretary and head of Public Affairs since joining the company. Ms. Lucas is a director of Provident Bankshares Corporation (“Provident”), a commercial bank holding company, where she chairs the Compensation Committee. Ms. Lucas is a member of the American Society of Corporate Secretaries, where she formerly served as president of the Mid-Atlantic Regional Chapter and as a national director.

Eddie C. Brown, 65, has been a director of the company since 2003. Mr. Brown is founder, president and a member of the board of directors of Brown Capital Management, Inc., an investment management firm, which manages money for institutions and wealthy individuals. Mr. Brown has served in this capacity since July 1983. Mr. Brown also serves on the boards of directors of Mercantile, the Greater Baltimore Committee and the East Baltimore Development Corporation, and is co-chairman of Reason to Believe.

Douglas A. McGregor, 64, has been a director of the company since 1999. In 2002, Mr. McGregor retired as Vice Chairman and Chief Operating Officer of The Rouse Company, formerly a real estate development and management company, a position he held since 1998. Mr. McGregor had been with The Rouse Company since

1972. Mr. McGregor has extensive experience in real estate development and management. Mr. McGregor is a trustee of the Garrison Forest School.

Fred N. Pratt, Jr., 61, has been a director of the company since July 2003. Mr. Pratt co-founded the Boston Financial Group (“Boston Financial”), formerly a leading real estate investment manager, operator, and service provider that managed $5.8 billion in real estate investments, that was acquired by Lend Lease Corporation Limited (“Lend Lease”), a leading international retail and residential property group, in 1999. Mr. Pratt served Lend Lease in several capacities including as chief executive officer of Lend Lease Real Estate Investments (U.S.) from April 2001 through February 2003. Mr. Pratt also is a member of the board of Benchmark Assisted Living, a senior housing provider, and is a member of the advisory boards of the Massachusetts Institute of Technology’s Center for Real Estate and Project Hope, a non-profit service agency dedicated to ending family homelessness.

Charles C. Baum, 64, has been a director of the company since 1996 and is the president of United Holdings Co., Inc. Mr. Baum has been the chief financial officer at United Holdings, a company that invests in real estate and securities, and its predecessors since 1973. Mr. Baum is also a member of the boards of directors of Gabelli Group Capital Partners, an investment advisory firm, and Shapiro, Robinson & Associates, a firm that represents professional athletes.

Mark K. Joseph, 67, has been Chairman of the Board of the company since 1996. Prior to January 1, 2005, he also served as our Chief Executive Officer since 1996. He also served as the president and a director of the managing general partner of the SCA Tax-Exempt Fund Limited Partnership, the company’s predecessor, from 1986 through 1996. Mr. Joseph is founding chairman of the board of The Shelter Group, a real estate development and property management company. Mr. Joseph serves on the boards of directors of the Greater Baltimore Committee and Provident.

Arthur S. Mehlman, 64, has been a member of the Board of Directors since 2004. Prior to his retirement in 2002, Mr. Mehlman served as a partner at KPMG, LLP, an independent registered public accounting firm, since 1972, in charge of KPMG’s audit practice for the Baltimore/Washington region. While at KPMG, Mr. Mehlman worked on a broad range of public company audit and compliance issues, and participated as client service or audit engagement partner on more than 60 offerings of debt and equity securities in the United States and Europe. Mr. Mehlman also serves on the boards of directors of the Legg Mason Family of Funds and The Royce Funds.

EXECUTIVE OFFICERS

Listed below are the executive officers of the company as of March 31, 2006.

Michael L. Falcone, 44, has been a director of the company since 1999, and Chief Executive Officer and President of the company since January 1, 2005. Prior to his appointment as the company’s Chief Executive Officer, he served as our Chief Operating Officer since 1997. Prior to joining the company, he was a senior vice president of Shelter Development Corporation, where he was employed from 1983 to 1996. Mr. Falcone serves on the boards of directors of the National Multi-Family Housing Council, the Baltimore Development Corporation, the Greater Baltimore Alliance and the McDonogh School.

Earl W. Cole, III, 53, is an Executive Vice President of the company responsible for the Corporate Credit and Portfolio Risk Management group, and has been an executive officer of the company since 2003. Mr. Cole joined the company’s predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1989 and has served in various leadership positions with the company since then. Mr. Cole participates in the company’s loan and investment committees and chairs its real estate investment committee. Prior to joining the company, Mr. Cole worked for the U.S. Department of Housing and Urban Development (“HUD”) for 13 years, where he held a number of positions involving HUD’s full range of activities, including loan origination and servicing and community planning and development.

Frank G. Creamer, Jr., 59, is an Executive Vice President of the company and is responsible for capital partner relationship management, business development and capital raising. Between 2000 and when he joined the company in 2004, Mr. Creamer headed marketing for the commercial credit group of Lend Lease while also managing a number of key client relationships within the financial institutions segment. In addition, he managed Lend Lease’s high yield debt programs. Until 2000, Mr. Creamer was an owner and principal of Creamer Vitale Wellsford, the successor firm to a real estate consulting company he founded in 1990. Previously, Mr. Creamer held various executive positions within Citicorp during an 18-year tenure. Mr. Creamer is a member of the Real Estate Roundtable, is an executive advisory committee member at the Simon School, University of Rochester, is an advisory committee member of Massachusetts Institute of Technology’s Center for Real Estate and is a council member for the Urban Land Institute.

Melanie M. Lundquist, 43, is Executive Vice President and Chief Financial Officer of the company. Ms. Lundquist joined the company in March 2005 as Senior Vice President and Chief Accounting Officer prior to being appointed to her current position effective January 1, 2006. Prior to joining the company, Ms. Lundquist worked for The Rouse Company where she held numerous roles since 1991, the last of which was senior vice president and corporate controller. Ms. Lundquist started her career at KPMG LLP and was a senior manager when she left in 1991.

Gary A. Mentesana, 41, has been an Executive Vice President of the company since July 2003. He is the head of the company’s Affordable Housing Group. Prior to his appointment as Executive Vice President, Mr. Mentesana served as the company’s Chief Capital Officer as well as the company’s Chief Financial Officer. Prior to his starting with the company’s predecessor, the SCA Tax-Exempt Fund Limited Partnership in 1988, Mr. Mentesana worked as a certified public accountant for Coopers and Lybrand.

Jenny Netzer, 50, is an Executive Vice President of the company and is responsible for developing new products related to affordable housing and tax-advantaged investing. Ms. Netzer joined the company in July 2003 as a result of our acquisition of Lend Lease’s tax credit business and through December 2005 she led the business unit responsible for creating and managing investments in affordable housing tax credit properties for institutional investors. Ms. Netzer joined Lend Lease through its acquisition of Boston Financial in 1999 where she had been since 1987. At Boston Financial, Ms. Netzer led the housing tax credit business, new business initiatives and managed the firm’s asset management division. Prior to Boston Financial, Ms. Netzer was deputy budget director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth’s health care and public pension program budgets. In addition, she was assistant controller at Yale University and a member of the Watertown Zoning Board of Appeals.

Charles M. Pinckney, 48, is an Executive Vice President of the company and head of MMA Realty Capital (“MRC”) which houses the market rate investing activities of the company and has three distinct business groups; Agency Investing, Proprietary Capital, and Investment Management. Agency Investing includes the Federal National Mortgage Association, Federal Home Mortgage Loan Corporation and HUD mortgage banking operations for market rate multifamily housing. Proprietary Capital is the balance sheet investing activity for the company. The Investment Management business invests in all forms of commercial real estate on behalf of institution clients. Mr. Pinckney joined the company in 2000 when we purchased Whitehawk Capital, a business Mr. Pinckney co-founded and that was engaged in structured finance activities. Mr. Pinckney received his undergraduate degree from The Citadel and a master’s degree in business administration from Duke University’s Fuqua School of Business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of changes in ownership of our equity securities with the SEC and the NYSE. SEC regulations require that directors and executive officers furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, we have identified a total of 16 late filings involving eleven of our directors and executive officers: (a) Mr. Falcone and Ms. Netzer each had one late Form 4 filing, (b) Mr. Mehlman and Ms. Lucas filed amended Forms 3 resulting in each of those forms being considered untimely and (c) Messrs. Baum (two late filings), Berndt (four late filings), Brown (one late filing), Hillman (two late filings), McGregor (one late filing) and Pratt (one late filing) also had late Form 4 filings.

CODE OF ETHICS AND BUSINESS INTEGRITY

The company has developed and adopted a Code of Ethics and Principles of Business Integrity that is applicable to all company employees and directors. The Code of Ethics and Principles of Business Integrity is available on our website and in print at the request of any shareholder by mail to our Secretary c/o Municipal Mortgage & Equity, LLC, at our Baltimore offices.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is information concerning the various forms of compensation of each person who was (1) our Chief Executive Officer at any time during 2005 and (2) at December 31, 2005, one of our four most highly compensated executive officers, other than the Chief Executive Officer (together, the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation (2)	Restricted Stock Award(s) ($)		Securities Underlying Options/SARs (#)		All Other Compensation
Michael L. Falcone	2005	423,077	400,000	26,721	—		201,863	(3)	2,265	(4)
Chief Executive Officer	2004	362,500	525,000	22,498	—		—		2,265	(4)
and President	2003	312,813	378,125	18,183	—		—		2,265	(4)

Jenny Netzer (5)	2005	313,573	525,000	—	—		—		528	(6)
Executive Vice President	2004	291,278	499,997	—	200,000	(7)	—		504	(6)
	2003	132,955	580,092	—	—		—		252	(6)

Charles M. Pinckney	2005	286,539	160,000	15,336	—		124,224	(8)	23	(6)
Executive Vice President	2004	262,500	400,000	13,482	—		—		23	(6)
	2003	235,535	312,500	11,573	—		—		15	(6)

Gary A. Mentesana	2005	289,231	250,000	14,974	—		62,112	(9)	2,265	(10)
Executive Vice President	2004	270,000	300,000	16,178	—		—		2,264	(10)
	2003	250,000	233,333	13,254	—		—		2,264	(10)

William S. Harrison (11)	2005	312,500	200,000	14,743	—		—		15	(6)
Chief Financial Officer	2004	287,500	375,000	15,700	—		—		15	(6)
and Executive Vice President	2003	255,625	233,333	11,349	—		—		15	(6)

(1)	Includes the aggregate dollar value of bonus compensation received by such person including cash and deferred shares, as applicable.
(2)	The amounts indicated for each person are reimbursements during the fiscal year for the payment of taxes.
(3)	Represents options granted during 2006 as bonus compensation earned in 2005 to purchase 201,863 common shares at an exercise price of $26.50 per common shares vesting in four equal installments on April 7, 2006 and each of February 1, 2007, 2008 and 2009.
(4)	The amounts indicated include (a) $15 in each year for the dollar value of term life insurance premiums paid by the company and (b) $2,250 in each year in guaranteed company matching contributions to Mr. Falcone’s retirement plan.
(5)	Ms. Netzer became an employee of the company on July 1, 2003.
(6)	Represent the dollar value of term life insurance premiums paid by the company.
(7)	Ms. Netzer held an aggregate of 5,929 restricted shares as of December 31, 2005, with a value of $153,146 based on the closing price for the company’s common shares on December 30, 2005, of which 1,976 vested on February 1, 2006 and 1,976 and 1,977 will vest on each of February 1, 2007 and 2008. Ms. Netzer is entitled to receive distributions with respect to all of the restricted shares payable at the same rate as distributions on our common shares.
(8)	Represents options granted during 2006 as bonus compensation earned in 2005 to purchase 124,224 common shares at an exercise price of $26.50 per common share vesting in four equal installments on April 7, 2006 and each of February 1, 2007, 2008 and 2009.

(9)	Represents options granted during 2006 as bonus compensation earned in 2005 to purchase 62,112 common shares at an exercise price of $26.50 per common share vesting in four equal installments on April 7, 2006 and each of February 1, 2007, 2008 and 2009.
(10)	The amounts indicated include (a) $15, $14 and $14 in 2005, 2004 and 2003, respectively, for the dollar value of insurance premiums paid by the company and (b) $2,250 in each year in guaranteed company matching contributions to Mr. Mentesana’s retirement plan.
(11)	Mr. Harrison resigned effective January 1, 2006.

Options/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value (1)
Michael L. Falcone	201,863	37.1%	26.50	April 7, 2016	$325,000	(2)
Charles M. Pinckney	124,224	22.9%	26.50	April 7, 2016	$200,000	(3)
Gary A. Mentesana	62,112	11.4%	26.50	April 7, 2016	$100,000	(4)

(1)	A binomial lattice option pricing model was used to estimate the grant date present value of these options. The estimated values of these options were determined using the following assumptions: a volatility of 12.27%, a historic average dividend yield of 7.50%, a risk-free rate of return of 4.67%, and an implied expected life of 5.75 years. The estimated values do not reflect any adjustments for risk of forfeiture or restrictions on transferability. There is no assurance that the value realized by an executive, if any, will be at or near the value estimated by the binomial lattice model.
(2)	Represents options granted during 2006 as bonus compensation earned in 2005. See footnote (4) to the “Summary Compensation Table.”
(3)	Represents options granted during 2006 as bonus compensation earned in 2005. See footnote (9) to the “Summary Compensation Table.”
(4)	Represents options granted during 2006 as bonus compensation earned in 2005. See footnote (9) to the “Summary Compensation Table.”

Aggregated Option Exercises in 2005 and Year-End Option Values

The following table sets forth: (1) the total number of unexercised options held at end of fiscal year 2005 and (2) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 2005, for the Named Executive Officers who held options to purchase common shares during December 31, 2005.

	Shares acquired on exercise (#)	Value realized ($)	Number of unexercised options held on December 31, 2005 (#)		Value of unexercised in-the-money options at December 31, 2005 ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael L. Falcone	25,500	219,173	45,362	—	406,217	—
Gary A. Mentesana	—	—	29,431	—	263,555	—

(1)	Value of unexercised “in-the-money” options is the difference between the closing price of the shares on December 31, 2005 ($25.83 per common share) and the exercise price of the option, multiplied by the number of shares subject to the option. Options are only “in-the-money” if the fair market value of the underlying security exceeds the price of the option.

Employment Agreements

Mr. Falcone

Term

Mr. Falcone is party to an employment agreement with MMA Financial, Inc. (“MMA Financial” referred to in this section together with the company as “we,” “us” and “our,” as applicable), our wholly-owned subsidiary, dated as of January 1, 2005. Pursuant to this agreement, Mr. Falcone has agreed to serve as our Chief Executive Officer and President for a three-year term ending on December 31, 2007. The agreement provides for automatic one-year renewals, unless proper notice is given before the end of the initial term or any renewal period.

Base Salary and Incentive Compensation

The agreement provides for an initial annual base salary of $425,000 for Mr. Falcone during 2005, which amount increases by 5% per year for each subsequent year. The agreement provides that Mr. Falcone is also eligible to receive: (a) annual incentive compensation, payable in cash, of up to $467,500 per year, depending upon satisfaction of certain individual and company performance objectives and (b) additional long-term compensation, payable one-third in options to purchase the company’s common shares and two-thirds in restricted shares, of up to $385,000 per year depending upon satisfaction of certain company performance objectives. Any additional increases in base salary and the performance objectives used to determine the amount of Mr. Falcone’s incentive compensation will be determined by the Compensation Committee.

The value of any restricted shares granted to Mr. Falcone as long-term incentive compensation will be the closing price of the company’s shares on January 1 of the year after the year for which the incentive compensation is awarded. One-fourth of the restricted shares will be vested at the time annual bonuses are paid for that fiscal year to the company’s other executive officers and one-fourth of each grant of restricted shares will vest on each anniversary of the initial vesting date. The exercise price of any options granted to Mr. Falcone as incentive compensation will be the fair market value of the company’s shares on the date of grant and any unexercised options will expire ten years after the date of grant.

Payments on Termination or a Change in Control

We may terminate our employment agreement with Mr. Falcone for “cause,” which includes Mr. Falcone’s gross negligence, intentional misconduct, conviction of a serious crime, breach of certain non-competition restrictions or breach of the duty of loyalty. “Cause” also includes certain failures by Mr. Falcone to perform services reasonably requested by the board of directors. If we terminate the agreement for cause, Mr. Falcone will receive his base salary up through the date of termination but no portion of any incentive compensation for the fiscal year. If we terminate the agreement without cause or if Mr. Falcone terminates the agreement for good reason (which includes reduction of compensation or diminution of duties) or becomes disabled, Mr. Falcone is entitled to receive his base salary through the date of termination plus a proportionate share of the incentive compensation he would have earned for that year. Upon termination of the agreement without cause, by Mr. Falcone for good reason, or upon Mr. Falcone’s death or disability, all awards granted under the company’s share incentive plans will become fully vested.

We will make severance payments equal to the greater of 24 months’ base salary or the total base salary Mr. Falcone would have received during the remaining term of the agreement if: (a) we terminate Mr. Falcone without cause; (b) Mr. Falcone terminates the agreement for good reason; or (c) Mr. Falcone becomes disabled. The agreement provides for a death benefit equal to two years’ base salary in the event of Mr. Falcone’s death.

If Mr. Falcone’s employment agreement is terminated by us for any reason or by him for good reason within 18 months of a “change in control” of the company (as defined in his agreement), Mr. Falcone will receive payments equal to three years’ base salary plus three years of the maximum incentive compensation Mr. Falcone would have been eligible to receive (regardless of satisfaction of performance objectives), and any equity awards granted under the company’s share incentive plans will become fully vested. As defined in his agreement, a “change of control” means the acquisition of voting control of us by any one or more persons or entities who are directly, or indirectly through one or more intermediaries, under common control, or who are related to each other within the meaning of Sections 267 and 707(b) of the Code.

Other Provisions

For a twelve-month period following termination of employment, Mr. Falcone has agreed not to compete with the company or divulge confidential company information.

The agreement requires us to indemnify Mr. Falcone from any and all liability for his acts or omissions performed in the course of his employment, provided that such acts or omissions do not constitute (a) criminal conduct, (b) willful misconduct or (c) a fraud upon, or a breach of his duty of loyalty to, the company.

Other Executive Officers

Ms. Netzer and Messrs. Mentesana and Pinckney each have employment agreements with us dated as of July 1, 2003. Each agreement provides for automatic one-year renewals, unless proper notice is given before the end of the initial term or any renewal period.

Ms. Netzer’s employment agreement has a term of 42 months, ending on December 31, 2006, and provides for an initial base salary of $275,000, which increased by $25,000 on July 1, 2004 and 2005 and will increase by an additional $25,000 on July 1, 2006. Each fiscal year, Ms. Netzer is eligible to receive incentive compensation of up to 100% of her annual base salary, depending on the satisfaction of performance objectives relating to the company, the company’s low-income housing tax credit business and Ms. Netzer’s individual performance, plus up to an additional $200,000 in the event of superior performance by the company’s low-income housing tax credit business.

Each of the employment agreements for Messrs. Mentesana and Pinckney has a term of three years ending on December 31, 2008, and provide for an initial base salary of $325,000, which will increase by $15,000 on each of January 1, 2007 and 2008. Each of the agreements provides that: (a) for the 2006 bonus year, the executive is eligible to receive incentive compensation of up to $275,000, $425,000 or $575,000 for the registrant meeting its threshold, target or superior performance goals, respectively, (b) for the 2007 bonus year, the executive is eligible to receive incentive compensation of up to $285,000, $460,000 or $610,000 for the registrant meeting its threshold, target or superior performance goals, respectively, and (c) for the 2008 bonus year, the executive is eligible to receive incentive compensation of up to $295,000, $460,000 or $645,000 for the registrant meeting its threshold, target or superior performance goals, respectively. Incentive compensation may take the form of cash and equity or equity-based awards.

The employment agreements with each of these executive officers substantially conform to a form agreement approved by the Compensation Committee. This agreement provides for the following:

•	Any additional increases in base salary and the performance objectives used to determine the amount of each executive’s incentive compensation will be recommended by our chief executive officer or chief operating officer and approved by the Compensation Committee. Incentive compensation may take the form of cash or common shares. Any incentive compensation awarded in the form of shares will be granted pursuant to the company’s share incentive plans.

•	We may terminate the agreement with any executive for “cause,” which includes the executive’s gross negligence, intentional misconduct, conviction of a serious crime, breach of certain non-competition restrictions or breach of the duty of loyalty. “Cause” also includes certain violations of the law and certain failures by the executive to perform services reasonably requested of the executive by our chief executive officer or chief operating officer. If we terminate the agreement for cause or the executive terminates the agreement for any reason, the executive will receive his or her base salary up through the date of termination but no portion of any incentive compensation for the fiscal year. If we terminate the agreement without cause or if the executive becomes disabled, the executive is entitled to receive his or her base salary through the date of termination plus a proportionate share of the incentive compensation that the executive would have earned for that year. Upon termination of the agreement by us without cause, by the executive for “good reason” (e.g., reduction of compensation or diminution of duties) or upon the executive’s death or disability, any outstanding equity awards will become fully vested.

•	We will make severance payments equal to the greater of twelve months’ base salary or the total base salary the executive would have received during the remaining term of the agreement if: (a) we terminate the agreement without cause; (b) the executive terminates the agreement for good reason; or (c) the executive becomes disabled. The agreements provide for a death benefit equal to two years’ base salary in the event of the executive’s death.

•	In addition to any severance payments, if the executive’s employment agreement is terminated by us for any reason or by the executive for good reason within 18 months of a “change in control” (defined in the same manner described above under “—Mr. Falcone–Payments on Termination or a Change in Control,” the executive will receive payments equal to two years’ base salary and any equity awards will become fully vested.

•	Each executive officer, for a twelve-month period following termination of his or her employment, has agreed not to compete with the company or divulge confidential company information.

•	Each agreement requires us to indemnify the executive from any and all liability for acts or omissions of the executive performed in the course of the executive’s employment, provided that such acts or omissions do not constitute (a) criminal conduct, (b) willful misconduct or (c) a fraud upon, or a breach of the executive’s duty of loyalty to, the company.

Mr. Harrison

On January 4, 2006, we entered into a Release and Waiver Agreement with Mr. Harrison (the “severance agreement”), who served as our Chief Financial Officer until his resignation, effective on January 1, 2006. The severance agreement provides for a lump-sum cash severance payment of $485,000, which was paid in January 2006, and a bonus for Mr. Harrison’s 2005 performance, that was set at $200,000 and paid in accordance with the company’s regular practices for executive bonuses. In consideration of the severance payment, Mr. Harrison has agreed to a limited non-compete provision, not to divulge confidential company information and to release and discharge us and our affiliates from any and all past or present claims, including certain specified types of employment-related claims.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee (the “committee”) of the Board of Directors of Municipal Mortgage & Equity, LLC (the “company”) uses the recommendations of historical studies conducted by an independent consultant in 2001 and 1999 (the “compensation studies”) to assist in the determination of executive compensation. The consultant’s recommendations were based on survey data prepared by nationally recognized real estate compensation consultants. Using these compensation studies, each executive officer position was benchmarked against its own unique peer group, depending upon the roles and responsibilities of the position. The consultants established custom peer groups from two categories of companies: multifamily real estate investment trusts (“REITs”) and specialty finance and investment companies. The compensation of the Chief Executive Officer of the company was compared to the compensation for chief executive officers of various

REITs and finance companies, while the compensation of the other company executives was compared to the compensation of persons with equivalent responsibilities with specialty finance and investment companies. The committee continues to use the results of this compensation studies, but it has engaged a compensation consultant to review and update the company’s compensation structure.

Compensation for the company’s executive officers is comprised of base salary, annual cash incentive compensation, long-term incentive compensation (in the form of share options and deferred shares), and various benefits, including medical and life insurance plans, generally available to all company employees.

Base Salary for Executive Officers

The company generally establishes base salaries for executive officers, and the committee establishes the base salary for the Chief Executive Officer, at amounts that fall at or below the historical market median. This conservative position has allowed the company and the committee to create long-term incentive opportunities that are at or somewhat above average. The company and the committee provide for individual adjustments to base salary for changes in the market, expansion of job responsibilities and/or the executive’s contribution to the financial success of the company. Annual cash compensation (including base salary and bonus) for all other officers is currently within the competitive ranges of the company’s peer groups. The company and the committee have reviewed and will continue to periodically review the benchmark salary ranges to maintain continued market competitiveness.

Annual Incentive Compensation for Executive Officers

The company’s annual incentive compensation policy is designed to provide incentives to executive officers based on the achievement of qualifying operating profit goals. The committee awards annual bonuses to officers other than the Chief Executive Officer based on his recommendation, which takes into consideration both individual and business unit performance. The annual bonus for the Chief Executive Officer is determined solely by the committee.

The committee has established three performance ranges (threshold, target, and superior) that are used to determine the level of bonus awards for executive officers. The “threshold” performance range indicates solid achievement that falls short of budget expectations. The “target” performance range indicates par achievement with the business plan and internal budget goals. The “superior” performance range indicates exceptional achievement toward realizing the long-term objectives of the company significantly in excess of budget expectations. Determination of whether the company has reached the threshold, target or superior range is based exclusively on the amount of cash available for distribution (“CAD”), taking into account the payment of all bonuses. The company’s annual incentive compensation policy provides for incentive ranges as a percentage of base salary to determine annual bonuses within each performance range.

Compensation of the Chief Executive Officer

Mr. Falcone’s base salary is prescribed by the terms of his employment agreement as described above under “—Employment Agreements”. In determining Mr. Falcone’s incentive compensation for the year ended December 31, 2005, the committee evaluated Mr. Falcone’s individual performance as well as the company’s overall CAD performance for the year, in accordance with the terms of his employment agreement, and benchmarked his total compensation against a custom peer group of companies identified in the compensation studies.

Pursuant to his employment agreement, Mr. Falcone is entitled to receive incentive compensation consisting of two components: an annual incentive component and a long-term incentive component. The annual incentive component is payable within a pre-set range (set forth in Mr. Falcone’s employment agreement) with 20% of such award based on achievement of goals set by the committee and 80% of such award based on the company’s

CAD performance level. The long-term incentive component is also payable within a pre-set range (set forth in Mr. Falcone’s employment agreement) based entirely on the company’s CAD performance level. For the year ended December 31, 2005, the company’s CAD performance was in the target performance range, and the committee determined that Mr. Falcone either met or exceeded all of his individual goals. Based on these considerations, the committee set Mr. Falcone’s incentive compensation at the level prescribed for superior performance.

RESPECTFULLY SUBMITTED,

COMPENSATION COMMITTEE

Mr. Robert S. Hillman, Chairman

Mr. Charles C. Baum

Ms. Barbara B. Lucas

Mr. Douglas A. McGregor

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the company or any of its subsidiaries. No executive officer of the company served as a member or director of the compensation committee of another company, one of whose executive officers served on the company’s Compensation Committee or served as a director of the company during 2005.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

The following table compares total shareholder return for the company at December 31, 2005 to the Standard and Poor’s 500 Index, the National Association of Real Estate Investment Trusts (“NAREIT”) Index, and the Lipper Municipal Bond High Yield (“Lipper Bond”) Index assuming a $100 investment made on December 31, 2000 and assuming reinvestment of all dividends. The company selected the NAREIT and Lipper Bond indices because the NAREIT index consists of real estate investment trusts which, like the company, pass through the majority of their income to their shareholders, albeit not tax-exempt income, and the Lipper Bond index, which represents the performance of municipal bond issues.

Comparative Total Return Analysis

	MMA	S&P 500	NAREIT Index	Lipper Bond Index
2000	100.0	100.0	100.0	100.0
2001	120.4	88.2	115.5	104.4
2002	131.3	68.7	121.5	110.3
2003	137.1	88.4	168.3	117.9
2004	162.2	98.0	219.4	125.2
2005	165.9	102.8	237.6	133.1

Sources: MMA records, Bloomberg, NAREIT and Lipper

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common Shares by Directors and Officers

The following table shows information with respect to the number of common shares beneficially owned by each of the Named Executive Officers, each director, each nominee for director and our directors and Named Executive Officers as a group as of May 26, 2006. The shares reported as beneficially owned include all shares deemed to be “beneficially owned” by such persons pursuant to Section 13(d) of the Exchange Act. The address for each person listed in the table below is c/o Municipal Mortgage & Equity, LLC, Pier IV Building, 621 E. Pratt Street, Baltimore, MD 21202. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Percent of class is based on 38,704,083 common shares outstanding as of May 26, 2006, excluding common shares held by us as of such date and the balances in our directors’ deferred share accounts and including common shares deemed to be beneficially owned pursuant to Rule 13d-3(d)(1) of the Exchange Act. Options included as beneficially owned include options exercisable within 60 days of May 26, 2006.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Mark K. Joseph, Chairman of the Board	1,065,236	(1)	2.75%
Michael L. Falcone, Chief Executive Officer, President and Director	246,064	(2)	*
Charles C. Baum, Director	39,000	(3)	*
Richard O. Berndt, Director	33,809	(4)	*
Eddie C. Brown, Director	12,000	(5)	*
Robert S. Hillman, Director	32,700	(6)	*
Barbara B. Lucas, Director	1,000		*
Douglas A. McGregor, Director	62,500	(7)	*
Arthur S. Mehlman, Director	5,720	(8)	*
Fred N. Pratt, Jr., Director	7,000	(9)	*
William S. Harrison, Chief Financial Officer and Executive Vice President(10)	12,193		*
Gary A. Mentesana, Executive Vice President	110,193	(11)	*
Jenny Netzer, Executive Vice President	27,408		*
Charles M. Pinckney, Executive Vice President	51,436	(12)	*
All directors and Named Executive Officers	1,649,641	(13)	4.26%

(1)	Includes: (a) 306,997 common shares held directly by Mr. Joseph, (b) 3,565 common shares subject to options and (c) 754,674 common shares held indirectly by Mr. Joseph as follows: (i) 277,982 common shares held by SCA Associates 95-II Limited Partnership, (ii) 203,140 common shares held by SCA Associates 86-II Limited Partnership, (iii) 187,466 common shares held by The Shelter Policy Institute I, Inc., (iv) 50,786 common shares held by SDC Associates Limited Partnership, (v) 26,729 common shares held by Shelter Development Holdings, Inc., (vi) 5,084 common shares held by SCA Custodial Co. Inc., (vii) 3,483 common shares held by MME I Corporation and (viii) 4 common shares held by MME II Corporation. Mr. Joseph disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares herein shall not be deemed an admission of beneficial ownership of all of the reported shares for any purpose.
(2)	Includes: (a) 119,797 common shares held directly by Mr. Falcone, (b) 80,828 common shares subject to options and (c) common shares held by indirectly by Mr. Falcone as follows: (i) 26,741 common shares held by SCA Associates 95-II Limited Partnership, (ii) 6,094 common shares held by SCA Associates 86-II Limited Partnership, (iii) 12,026 common shares held by SDC Associates Limited Partnership and (iv) 578 common shares through the Michael and Beth Falcone Family Foundation.

(3)	Includes 25,000 common shares subject to options.
(4)	Includes 21,000 common shares subject to options.
(5)	Includes 12,000 common shares subject to options.
(6)	Includes 27,500 common shares subject to options.
(7)	Includes 22,500 common shares subject to options.
(8)	Represents (a) 570 common shares held directly by Mr. Mehlman, (b) 484 restricted shares and (c) 4,666 common shares subject to options.
(9)	Represents 7,000 common shares subject to options.
(10)	Mr. Harrison resigned effective January 1, 2006.
(11)	Includes: (a) 54,214 common shares held directly by Mr. Mentesana, (b) 44,959 common shares subject to options and (c) 11,758 common shares held by indirectly by Mr. Mentesana through SCA Associates 95-II Limited Partnership.
(12)	Includes 31,056 common shares subject to options.
(13)	Excludes common shares indirectly held by Messrs. Falcone and Mentesana (except 578 common shares held by Mr. Falcone through the Michael and Beth Falcone Family Foundation) since these common shares are presented in the number of common shares beneficially owned by Mr. Joseph.

Other Stock Ownership

No person known to us owns beneficially more than 5% of our common shares based on our review of filings with the SEC.

Item 13.	Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is information describing certain relationships and transactions that we have with certain of our directors, nominees for director and executive officers. In addition to the matters discussed in detail below, we may have other relationships or engage in other transactions with such persons that are not material and have not been described. All of such relationships and transactions are approved pursuant to the procedures described below under “—Review and Approval of Transactions with Related Persons.”

Certain Business Relationships

Set forth below is information describing certain relationships that we have with certain of our directors and nominees for director:

Relationships Involving Certain of Our Directors

Midland Multifamily Equity REIT. Michael L. Falcone, our Chief Executive Officer and President and a director, is a trustee for Midland Multifamily Equity REIT (“MMER”), an affiliate of ours that is a pooled investment vehicle owned by and comprised exclusively of a select group of institutional investors. MMER invests in income-producing real estate through limited partnership interests originated by us. To date, MMER has engaged in business transactions only with us. We earn fee income for investment management services provided to MMER. In addition, we receive origination fees for investments placed with MMER. We earned fees totaling $0.7 million from MMER for the year ended December 31, 2005. Mr. Falcone is not compensated for serving as a trustee of MMER.

Midland Affordable Housing Group Trust. Mr. Falcone is a trustee of Midland Affordable Housing Group Trust (“MAHGT”), an affiliate of ours that is a pooled investment vehicle also owned by and comprised exclusively of a select group of institutional investors. MAHGT invests primarily in real estate backed debt investments originated by us. To date, MAHGT has engaged in business transactions only with us. We earn fee income from MAHGT for providing investment management services, originating MAHGT loans, and servicing individual MAHGT investments. We earn these fees on both MAHGT direct investments and investments funded through lines of credit backed by MAHGT assets. We earned fees totaling $0.9 million from MAHGT for the year ended December 31, 2005. Mr. Falcone is not compensated for serving as a trustee of MAHGT.

We structure MAHGT’s debt investments in real estate projects as back-to-back borrowings in which we borrow from MAHGT and lend the proceeds to developers. Although we present these amounts as debt for financial reporting purposes, MAHGT bears the risk of loss on the underlying investments. These borrowings are non-recourse to us and are secured by a pledge to MAHGT of the debt investment made with MAHGT’s funds. For the year ended December 31, 2005, we were party to documents representing indebtedness to MAHGT in an aggregate amount of $140.2 million which represents 3.6% of our consolidated total assets as of that date. Under the terms of the loan documents and a participation agreement between us and MAHGT, the risk of loss on these loans resides with MAHGT and not us.

Relationships with Gallagher, Evelius & Jones LLP

Richard O. Berndt, Esq., one of our directors, is the managing partner of the law firm Gallagher, Evelius & Jones LLP (“GEJ”). As of December 31, 2005, Mr. Berndt owned 5.7% of the equity of GEJ. GEJ provides legal services to us, some of which are provided as part of real estate transactions and are paid for by the borrowers and some of which are paid directly by us. Stephen A. Goldberg, a partner at GEJ, serves as our General Counsel. We pay GEJ directly for Mr. Goldberg’s legal services at his standard hourly rates, and Mr. Goldberg is eligible for an annual stock award but otherwise receives no compensation directly from us. For the year ended December 31, 2005, GEJ received $1.2 million in legal fees for borrower paid legal fees involving us and $3.7 million in legal fees paid directly by us. The fees paid directly by us represented 19.5% of GEJ’s total revenues for 2005, and we anticipate that we will transact an equal or greater amount of business with GEJ during 2006.

Relationships with the Shelter Group

Mr. Joseph, through certain family holding companies, controls a 34.7% interest in The Shelter Group, LLC (the “Shelter Group”). The Shelter Group’s operations include acting as a developer of, and providing property management services primarily to, multifamily residential real estate projects. The Shelter Group provides management services for certain properties that serve as collateral for some of our tax-exempt bond investments, which included six properties during 2005. We paid the Shelter Group fees totaling approximately $0.7 million for property management services with respect to these properties during the year ended December 31, 2005, and we anticipate that we will transact an equal or greater amount of business with the Shelter Group during 2006.

The real estate underlying one of our tax-exempt bonds is owned by a Shelter Group entity. As of December 31, 2005, our carrying amount (e.g., fair market value) for this bond totaled $10.7 million.

Transactions with Management and Others

Set forth below is information describing transactions between us and our subsidiaries, on the one hand, and our directors, nominees for director, executive officers and their family members, on the other hand:

Transactions Involving the Shelter Group

Tax Credit Equity Syndication Transactions. We act as a tax credit equity syndicator for investments in affordable housing projects sponsored by the Shelter Group. During 2005, our Tax Credit Equity segment closed two transactions with the Shelter Group. Total unfunded equity commitments for all projects sponsored by the Shelter Group were $7.8 million as of December 31, 2005. The Shelter Group receives development fees in connection with these transactions. We may engage in similar transactions during 2006. Consistent with company policy, Mr. Joseph has not participated, and will not participate, in the structuring or negotiation of these transactions. In accordance with our operating agreement, the disinterested members of our Board of Directors authorized the continued investment in and syndication of tax credit equity investments in affordable housing projects sponsored by the Shelter Group without the need for further Board approval and has approved and ratified all prior tax credit transactions with the Shelter Group.

Shelter Group Revolving Loan Agreement. On February 28, 2005, we entered into a revolving loan agreement with a Shelter Group affiliate for loans to Shelter Group entities in an amount not to exceed $1.5 million (the “Shelter Loan Agreement”). The facility is evidenced by a loan agreement and note with the Shelter Group, together with separate notes for each property on which a loan is made signed by the relevant property partnership. Loans for individual transactions will be subject to our normal due diligence requirements and are expected to include a pledge of collateral typically granted in such transactions. It is customary in the tax credit industry for syndicators to provide development loans to certain developers with whom they have long- standing relationships. During 2005, the maximum amount of indebtedness outstanding under the Shelter Loan Agreement was $0.9 million and as of December 31, 2005 there was no outstanding balance under the Shelter Loan Agreement.

Transactions Involving Other Affiliates of Mr. Joseph

Park View at Dundalk Apartments Project. One of our affiliated public tax credit equity funds holds a limited partner interest in Heritage Court Limited Partnership (the “Heritage Court Partnership”), and an affiliate of the Shelter Group serves as the general partner for the Heritage Court Partnership. The Heritage Court Partnership owns a property known as Park View at Dundalk Apartments (the “Park View Property”). Due to property specific issues, the Park View Property has no value to us. In December 2005, the disinterested members of our Board of Directors approved the sale of the Park View Property to a special purpose limited liability company, PV Dundalk Holdings LLC (the “Park View Buyer”), formed by Mr. Joseph to acquire our interest in the Heritage Court Partnership for $1.00. It is doubtful that this transaction will be consummated. However, if the transaction is consummated, the Park View Buyer will agree to give us 50% of any net sales or refinancing proceeds if the Park View Property is sold or refinanced on or before the second anniversary of the date of sale.

Creekside Village Apartments Project. Mr. Joseph held an indirect interest in the limited partnership (the “Creekside Borrower”) that owned the Creekside Village Apartments project, located in Sacramento, CA (the “Creekside Property”). Prior to August 2005, we held approximately $11.8 million aggregate principal amount in bonds (the “Creekside Bonds”) related to the Creekside Property and were owed $225,000 on a related working capital loan to the Creekside Borrower (the “Creekside WC Loan”). In the early 1990s, the Creekside Borrower defaulted on its payment obligations under the Creekside Bonds and the Creekside WC Loan. In the third quarter of 2005, we took control of the Creekside Borrower, sold the Creekside Property and redeemed the Creekside Bonds and repaid the Creekside WC Loan with the sale proceeds. As part of this transaction, a 501(c)(3) organization affiliated with Mr. Joseph received $26,346 for its interest in the Creekside Borrower.

FSA Bond Portfolio. In February 1995, we, acting as bondholder, and various property partnerships indirectly controlled by Mr. Joseph, as borrowers (the “FSA Borrowing Partnerships”), participated in the refunding of eleven tax-exempt bonds with an aggregate principal balance of $126.6 million. The general partners of the FSA Borrowing Partnerships are controlled by Mr. Joseph (described in greater detail below under “—Transactions Involving Mr. Joseph and Defaulted Tax-Exempt Assets”), and the limited partner of the FSA Borrowing Partnerships is a limited liability company controlled by Mr. Joseph. In the refunding transaction, the originally issued bonds were exchanged for a senior series of tax-exempt bonds with an aggregate principal balance of $67.7 million (the “Series A Bonds”) and a subordinate series of tax-exempt bonds with an aggregate principal balance of $58.9 million (the “Series B Bonds,” and together with the Series A Bonds, the “FSA Bond Portfolio”). We then established a custody arrangement whereby (1) the Series A Bonds were placed into a trust, (2) payments of principal and interest on the Series A Bonds were credit enhanced by insurance policies issued by Financial Security Assurance, Inc (“FSA”), and (3) the trust issued custodial receipts representing beneficial ownership interests in the credit enhanced Series A Bonds to unrelated third-party purchasers (the “Custodial Receipts”). We retained the Series B Bonds.

At the end of 1998 and in early 1999, we arranged for further financing with respect to the FSA Bond Portfolio through a sale of mezzanine debt (senior to our Series B Bonds, but junior to the Series A Bonds) (the “FSA Portfolio Demand Notes”). We provided a guarantee of the obligations of the FSA Borrowing Partnerships to pay principal and interest on the FSA Portfolio Demand Notes. As of December 31, 2005, the face amount of the FSA Portfolio Demand Notes at was $16.2 million.

Pursuant to the terms of the custodial arrangement, the Series A Bonds were eligible to be redeemed and refunded at the direction of the borrowing partnerships beginning in early 2005. In order to avoid the cost and time involved with such a transaction, in February 2005 a subsidiary of ours purchased all of the Custodial Receipts and deposited them into a securitization vehicle, whereby new receipts, benefiting from FSA’s underlying credit enhancement, were issued to third-party investors and the subsidiary purchased certificates representing residual beneficial interests in the Custodial Receipts. These residual beneficial interests will indirectly produce tax-exempt income for us. This transaction does not affect the obligations of the FSA Borrowing Partnerships under the Series A Bonds or the Series B Bonds.

Transactions Involving Non-Shelter Group Affiliates of Mr. Joseph and Defaulted Tax-Exempt Assets. From time to time, borrowing partnerships owning real estate projects financed by us have defaulted on their debt obligations to us (each referred to as a “Borrowing Partnership”). Some of these defaulted obligations were incurred in connection with the development of properties that collateralize tax-exempt bonds held by us (“Defaulted Tax-Exempt Assets”). At times, after evaluating our options when faced with such a default, we have chosen not to foreclose on the property collateralizing such Defaulted Tax-Exempt Assets, and, in lieu of foreclosure, we have negotiated the transfer of a property’s deed to, or replaced the general partner of an original Borrowing Partnership with, an entity controlled by and affiliated with certain of our officers (an “Affiliated Entity”). We would generally take this course of action in order to preserve the value of the original tax-exempt bond obligations and maximize cash flow from the Defaulted Tax-Exempt Assets. Following such a transfer or replacement, the Affiliated Entity controls the Defaulted Tax-Exempt Asset that collateralizes the debt obligation to us. At times, some of these Borrowing Partnerships have become current on their debt obligations and have thus ceased to be in default.

The table below includes information regarding certain such Defaulted Tax-Exempt Assets where we and entities owned (directly or indirectly) by Mr. Joseph have an interest:

(dollars in thousands)
	As of December 31, 2005
Entity	No. of Properties	Investment Carrying Value (1)

SCA Successor, Inc (2)	2	$37,552
SCA Successor II, Inc. (3)	11	128,628
MMA Successor I, Inc. (4)	1	8,909

Total	14	$175,089

(1)	Carrying value amounts do not reflect the fact that many of the bonds related to such properties have been securitized.
(2)	SCA Successor, Inc. is the general partner of certain Borrowing Partnerships (including certain of the FSA Borrowing Partnerships discussed above under “—FSA Bond Portfolio”) and is controlled by Mr. Joseph.
(3)	SCA Successor II, Inc. is the general partner of certain Borrowing Partnerships (including certain of the FSA Borrowing Partnerships discussed above under “—FSA Bond Portfolio”) and is controlled by Mr. Joseph.

(4)	MMA Successor I, Inc., an entity owned and controlled by Mr. Joseph, is the general partner in one Borrowing Partnership.

Transactions with Affiliated Entities

MuniMae Foundation, Inc. Some of our properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For such bonds to remain tax-exempt, the property at all times must be owned by a 501(c)(3) organization. Accordingly, whenever one of these properties requires a workout or restructuring where a change in ownership is desirable, we seek to find a qualified 501(c)(3) organization to act as owner. MuniMae Foundation, Inc. (“MuniMae Foundation”) is an affiliated 501(c)(3) corporation devoted to the ownership and operation of affordable housing for all citizens. Certain of our officers and directors serve as officers and directors of MuniMae Foundation. MuniMae Foundation pays us a nominal fee for providing asset management and financial services to it on an annual basis and pays a portion of the salary of one of our employees who serves as its executive director. For the year ended December 31, 2005, we made $0.2 million in charitable contributions to MuniMae Foundation. As of December 31, 2005, MuniMae Foundation directly or indirectly owned four properties for which the carrying value of our investment in these properties was $59.7 million . Because our 501(c)(3) bonds, like most of our loans, are non-recourse, we value these bonds by reference to the underlying property and therefore such loans or contributions by us do not change the value of the bonds on our books, which is determined by reference to the underlying property.

In June 2005, as part of a workout transaction, MuniMae Foundation became the sole member of GF Arlington Inc., a Texas non-profit corporation. As of December 31, 2005, we held $8.8 million and $0.8 million in tax-exempt bonds and working capital loans, respectively, related to the underlying property (a senior living facility). The carrying value of these assets is included in the amounts described in the preceding paragraph.

MuniMae Affordable Housing, Inc. MuniMae Affordable Housing, Inc. (“MMAH”) is an affiliated non-profit entity organized to promote affordable housing. Certain of our officers and directors serve as officers and directors of MMAH. As of December 31, 2005, MMAH directly or indirectly owned interests in eleven Defaulted Tax-Exempt Assets, and the aggregate carrying value of such assets was $55.4 million.

During June of 2005, certain developers for projects being financed by us encountered substantial financial difficulties as a result of, among other problems, inadequate management and supervision of the development of their projects, which included ten affected properties (the “2005 MMAH Assets”). As a result of negotiations with these developers, these developers were required to transfer their interests in the 2005 MMAH Assets to MMAH. Eight of the 2005 MMAH Assets were originally financed, in whole or in part, through equity investments from tax credit equity funds that we sponsored (including some equity investments by guaranteed funds) and tax-exempt bond or taxable loan investments held by us. Two of the 2005 MMAH Assets were originally financed in part by equity investments from tax credit equity funds that we sponsored, but did not involve any debt from us. As of December 31, 2005, the total carrying value of our investments in the 2005 MMAH Assets was $46.5 million.

Depending upon the underlying facts and circumstances surrounding each such property, we have provided additional financial support to them in order to enable further development and maximize the value of our existing investments. Through December 31, 2005, we have provided additional financing of $3.2 million to certain of the 2005 MMAH Assets. We continue to evaluate impairment risk related to all of the 2005 MMAH Assets as it relates to us. As of December 31, 2005, two of the tax-exempt bonds related to the 2005 MMAH Assets were temporarily impaired by $0.8 million and were carried at fair values below amortized cost through a charge to other comprehensive income.

As of December 31, 2005, we recorded through a charge to impairments and valuation allowances, an other-than-temporary impairment of $2.6 million related to a tax-exempt bond with respect to one of the 2005 MMAH

Assets. In January 2006, we exercised our rights as a bondholder and foreclosed on the underlying project. The project was originally financed with a $8.5 million tax-exempt bond. At the time of foreclosure, the project was sold, and the sale proceeds of $5.8 million were used to redeem the tax-exempt bond.

Review and Approval of Transactions with Related Persons

Our operating agreement provides procedures for the approval of transactions with related persons which include approval of such transactions by a vote of the majority of the disinterested members of our board of directors. All transactions involving us or any of our subsidiaries, on the one hand, and any of our directors or officers, or entities in which any of them have a financial interest, on the other hand are approved through this process, including all transactions between us and the Shelter Group. Additionally, all property management arrangements with the Shelter Group are approved by a vote of the majority of the disinterested members of our board of directors on an annual basis after considering the market rate for the services provided by the Shelter Group and other applicable factors.

Item 14.	Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP (“PwC”) has acted as the company’s independent registered public accounting firm since 1996, and the Audit Committee of the Board of Directors has appointed PwC as the company’s independent registered public accounting firm to audit the company’s financial statements for the year ending December 31, 2006. No election, approval or ratification of our independent registered public accounting firm by the shareholders is required. The audit services rendered by PwC included the audit of the consolidated financial statements of the company and its subsidiaries, management’s assessment of the effectiveness of internal controls over financial reporting, the effectiveness of internal controls over financial reporting, separate audits of certain subsidiaries and tax credit funds, reviews of unaudited quarterly financial information and audit services provided in connection with registration statements filed by the company with the SEC, and other statutory and regulatory filings or engagements.

A representative of PwC will be present at the annual meeting with the right to make a statement if he or she so desires and will be available to respond to appropriate questions by the shareholders.

The following table presents fees for professional audit services billed to us by PwC as of the date of this filing for the audit of the company’s financial statements for fiscal years 2005 and 2004, and fees for audit related services, tax services and all other services billed to us by PwC in fiscal years 2005 and 2004.

	For the Year Ended December 31,
(in thousands)	2005		2004
Audit fees	$2,680	(1)	$2,803
Audit-related fees (2)	28		50

Audit and audit-related fees	2,708		2,853
Tax fees (3)	582		706
All other fees	—		—

Total fees	$3,290		$3,559

(1)	Additional fees for the audit of our financial statements for the year ended December 31, 2005 may be billed as a result of our efforts to restate certain of our financial statements as discussed herein.
(2)	Audit related fees consist principally of due diligence services related to acquisitions.
(3)	Tax fees in 2005 and 2004 consist of nominee gathering services and production of K-1s for investors, preparation of federal and state tax returns, earnings and profits studies and various other tax consultations.

The Audit Committee is responsible for retaining and terminating the company’s independent registered public accounting firm and for pre-approving the performance of any services by the independent registered public accounting firm. In addition, the Audit Committee is responsible for monitoring the independence and performance of the company’s independent registered public accounting firm and internal audit function and for presenting its conclusions with respect to the independent registered public accounting firm to the full Board of Directors. All the services described above were approved by the Audit Committee.

Pre-approval Policy

All auditing services and non-audit services (other than the de minimis exceptions provided by the Exchange Act) provided to us by our independent auditors must be pre-approved by the Audit Committee. All of the audit, audit-related and tax fees shown above for 2004 and 2005 were pre-approved by the Audit Committee.

Item 15.	Exhibits and Fin ancial Statement Schedules.

(1)	The following is a list of the consolidated financial statements included at the end of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and

2003

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Schedules other than Schedule II are omitted as not applicable or not required.

(3)	Exhibit Index

See Exhibit Index immediately preceding the exhibits.

Schedule II

Valuation and Qualifying Accounts

December 31, 2005

The information required in this schedule is presented in the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated: June 22, 2006	By:	/s/ Michael L. Falcone
Name: Michael L. Falcone Title: Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone Name: Michael L. Falcone Title: Chief Executive Officer, President and Director (Principal Executive Officer)	June 22, 2006

By:	/s/ Melanie M. Lundquist Name: Melanie M. Lundquist Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	June 22, 2006

By:	/s/ Mark K. Joseph Name: Mark K. Joseph Title: Chairman of the Board of Directors	June 22, 2006

By:	* Name: Charles C. Baum Title: Director

By:	* Name: Richard O. Berndt Title: Director

By:	* Name: Eddie C. Brown Title: Director

By:	* Name: Robert S. Hillman Title: Director

By:	* Name: Barbara B. Lucas Title: Director

S-1

By:	* Name: Douglas A. McGregor Title: Director

By:	* Name: Arthur S. Mehlman Title: Director

By:	* Name: Fred N. Pratt, Jr. Title: Director

/s/ MICHAEL L. FALCONE
* By Michael L. Falcone, as Attorney-in-fact

S-2

PricewaterhouseCoopers LLP 250 West Pratt Street Suite 2100 Baltimore MD 21201-2304 Telephone (410) 783 7600 Facsimile (410) 783 7680

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Municipal Mortgage & Equity LLC:

We have completed integrated audits of Municipal Mortgage & Equity LLC’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Municipal Mortgage & Equity LLC and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Municipal Mortgage & Equity LLC did not maintain effective internal control over financial reporting as of December 31, 2005, because (1) the Company did not maintain an effective control environment due to (a) the Company did not maintain a sufficient complement of personnel with a level of accounting knowledge and experience in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with their financial reporting requirements and business activities, (b) the Company did not maintain or disseminate accounting policy guidance with respect to certain areas with a sufficient level of precision to enable existing personnel to adequately analyze related transactions and apply accounting policies that were in conformity with GAAP, (c) the Company did not maintain effective controls to monitor results of operations determined in accordance with GAAP, (2) the Company did not maintain effective controls over the financial reporting process, (a) the Company did not maintain effective controls over journal entry review and account reconciliations, (b) the Company did not maintain effective controls over the identification and disclosure of their segments, (3) the Company did not maintain effective controls over accounting for tax credit equity business, (4) the Company did not maintain effective controls over the accounting for deferral and recognition of bond and loan origination fees and direct costs, (5) the Company did not maintain effective controls over the accounting for investment in partnerships using the equity method of accounting, (6) the Company did not maintain effective controls over the identification and valuation of derivative financial instruments, and (7) the Company did not maintain effective controls over the accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1. Ineffective control environment — The Company did not maintain an effective internal control environment as defined in the COSO framework. Specifically, they identified the following material weakness related to their control environment:

•	The Company did not maintain a sufficient complement of personnel with a level of accounting knowledge and experience in the application of GAAP commensurate with their financial reporting requirements and business activities, particularly as their business grew in diversity and complexity.

•	The Company did not maintain or disseminate accounting policy guidance with respect to certain areas with a sufficient level of precision to enable existing personnel to adequately analyze related transactions and apply accounting policies that were in conformity with GAAP.

•	Their control environment did not emphasize the need to maintain effective controls to monitor results of operations determined in accordance with GAAP. Specifically, they did not budget net earnings and did not maintain a process to monitor net earnings results against expected results.

These material weaknesses contributed to the material weaknesses discussed below in paragraph 2 through 7, and resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, these material weaknesses could result in a misstatement of any of substantially all their financial statement accounts and disclosures that would cause a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

2. Ineffective financial reporting process — The Company did not maintain effective controls, including monitoring, over their financial close and reporting process. Specifically, they identified the following material weaknesses related to the financial reporting process:

•	Controls over journal entry review and account reconciliations failed to prevent or detect material financial statement errors. In addition, the Company failed to design and implement exception and monitoring reports to review transactions and detect errors and to integrate their subsidiary and feeder systems with their general ledger system. As a result, their financial reporting process is manually intensive and is based on the review and approval of individual transactions (and resulting journal entries) without adequate compensating controls to detect errors.

•	The Company did not maintain effective controls over the identification and disclosure of their segments. Specifically, they did not identify their segments or report their performance in the same manner for external reporting purposes and for reporting to their chief operating decision maker. This control deficiency resulted in segment disclosures that did not conform to GAAP.

These material weaknesses in their financial reporting process contributed to the material weaknesses discussed below in paragraphs 3 through 7, and resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and each quarter in 2004. In addition, these material weaknesses could result in a misstatement of any of substantially all their financial statement accounts and disclosures that would cause a material misstatement their annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

3. Accounting for tax credit equity business — The Company did not maintain effective controls over the accuracy of their accounting for the tax credit equity business. Specifically:

•	Accounting for real estate syndication fees — The Company did not correctly recognize syndication fees ratably as syndication partnerships invested in low income housing properties as required by GAAP. Instead, they (1) eliminated certain syndication fees related to consolidated syndication partnerships and (2) recognized syndication fees as investors subscribed to their funds and when they selected or acquired interests in low income housing properties to be sold to syndication partnerships rather than when the syndication partnerships made investments.

•	Accounting for impairments of investments in real estate partnerships held by guaranteed tax credit equity funds — The Company presented equity in the impairment losses of low income housing properties owned by guaranteed tax credit funds and related revenues earned by providing related tax losses net instead of reporting these amounts separately as required by GAAP.

•	Accounting for consolidated tax credit equity funds — The Company did not correctly record or did not properly reverse certain adjustments to ensure consolidated amounts were in accordance with GAAP.

•	Accounting for capitalized interest costs associated with investments in real estate partnerships — The Company did not correctly capitalize interest costs on investments in real estate partnerships developing low income housing properties in accordance with GAAP.

This control deficiency resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and each quarter in 2004. In addition, this control deficiency could result in a misstatement of syndication fee income, equity in the earnings (losses) of partnerships, interest expense, and net earnings (losses) allocated to minority interest that would result in a material misstatement in their annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

4. Accounting for deferral and recognition of bond and loan origination fees and direct costs — The Company did not maintain effective controls over the accuracy of their accounting for the deferral and recognition of bond and loan origination fees and direct costs and the related amortization expense. Specifically, they failed to amortize their deferred bond and loan fees using the effective interest method over their contractual terms as required by GAAP rather than the straight-line method over terms anticipating prepayments. In addition, they failed to defer direct costs of originating bonds in accordance with GAAP and effectively monitor their recorded yields on bonds against their expected effective yields. This control deficiency resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of deferred bond and loan origination fees and the related amortization expense that would result in a material misstatement of their annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

5. Accounting for investments in partnerships using the equity method of accounting — The Company did not maintain effective controls to ensure accurate application of the equity method of accounting for investments in certain partnerships. Specifically, they did not apply the equity method to an investment when their share of the investee’s cumulative losses exceeded their original investment even though they had guaranteed certain obligations of the investee. In addition, they did not account for differences between their cost of an investment and the amount of underlying equity of the investee. They also did not correctly calculate their share of this investee’s losses using their economic share of the entity. This control deficiency resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of equity method investments and equity in their earnings (losses) that would result in a material misstatement of their annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

6. Identification and valuation of derivative financial instruments — The Company did not maintain effective controls over the identification and valuation of certain derivative financial instruments. Specifically, they did not maintain effective controls to identify derivative financial instruments embedded within financial guarantees. In addition, they did not maintain effective controls over the accuracy of assumptions used to value derivatives embedded within commitments to lend. This control deficiency resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of derivative financial instruments and related gains (losses) that would result in a material misstatement of their annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

7. Accounting for income taxes — The Company did not maintain effective controls over the accounting for income taxes. They did not maintain effective controls over the completeness and accuracy of their income tax provision. This control deficiency resulted in the restatement of their consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, for each of the first three quarters in 2005 and for each quarter in 2004. In addition, this control deficiency could result in a misstatement of income taxes that would result in a material misstatement of their annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Municipal Mortgage & Equity LLC did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Municipal Mortgage & Equity LLC has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

June 21, 2006

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	(Restated) December 31, 2004
ASSETS
Tax-exempt bonds and interests in bond securitizations, net	$1,404,974	$1,275,748
Taxable bonds, net	31,561	9,205
Loans receivable, net	712,632	615,135
Loans receivable held for sale	91,196	7,055
Investments in partnerships	872,514	812,257
Derivative financial instruments	3,975	3,102
Cash and cash equivalents	140,681	92,881
Interest receivable	22,100	18,368
Restricted cash and cash equivalents	96,338	72,836
Other assets	74,763	70,835
Property and equipment, net	9,496	5,304
Real estate projects, net	148,015	177,469
Mortgage servicing rights, net	63,904	11,349
Goodwill	133,299	106,609
Other intangibles	26,289	22,443

Total assets	$3,831,737	$3,300,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$836,440	$876,024
Mortgage notes payable	94,716	132,237
Short-term debt	693,785	414,193
Long-term debt	104,215	162,978
Subordinate debentures	172,750	84,000
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability	229,690	184,999
Derivative financial instruments	4,005	6,171
Accounts payable and accrued expenses	43,887	35,258
Interest payable	19,692	19,266
Unearned revenue and other liabilities	116,579	71,145

Total liabilities	2,483,759	2,154,271

Commitments and contingencies
Minority interest in subsidiary companies	410,973	398,454
Preferred shareholders’ equity in a subsidiary company, liquidation preference of $173,000 and $73,000 at December 31, 2005 and December 31, 2004, respectively	168,686	71,031
Shareholders’ equity:
Common shares, no par value (38,083,456 shares issued and outstanding, and 78,019 deferred shares at December 31, 2005 and 35,055,169 shares issued and outstanding, and 58,114 deferred shares at December 31, 2004)	773,337	680,495
Less unearned compensation (deferred shares)	(4,563)	(4,145)
Accumulated other comprehensive income (loss)	(455)	490

Total shareholders’ equity	768,319	676,840

Total liabilities and shareholders’ equity	$3,831,737	$3,300,596

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2005	(Restated) 2004	(Restated) 2003
INCOME:
Interest income
Interest on bonds and interests in bond securitizations	$91,467	$84,107	$69,942
Interest on loans	57,473	45,579	37,621
Interest on short-term investments	5,214	3,882	1,138

Total interest income	154,154	133,568	108,701

Fee income
Syndication fees	42,977	41,009	16,350
Origination and brokerage fees	5,552	7,934	6,584
Guarantee fees	19,127	10,610	3,614
Asset management and advisory fees	33,528	12,733	10,337
Loan servicing fees	9,318	4,578	4,234
Other income	6,054	2,881	6,771

Total fee income	116,556	79,745	47,890

Net rental income	22,345	16,435	–

Total income	293,055	229,748	156,591

EXPENSES:
Interest expense	74,882	66,334	43,507
Interest expense on debentures and preferred shares	25,650	17,318	6,189
Salaries and benefits	88,195	67,812	40,900
General and administrative	32,329	25,976	11,277
Professional fees	12,246	11,177	4,313
Depreciation and amortization	21,210	12,613	7,724

Total expenses	254,512	201,230	113,910

Net gain on sale of loans	9,401	3,393	4,864
Net gain on sale of tax-exempt investments	7,332	304	2,133
Net gain on sale of investments in tax credit equity partnerships	10,005	3,019	2,747
Net gain (loss) on derivatives	8,320	941	(871)
Impairments and valuation allowances	(4,577)	(5,559)	(6,983)

Income before income tax (expense) benefit, net (income) loss allocable to minority interest, net losses from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	69,024	30,616	44,571
Income tax (expense) benefit	(2,341)	6,508	8,515
Net (income) loss allocable to minority interest	74,661	176,807	(6,032)
Net losses from equity investments in partnerships	(63,421)	(178,195)	(10,965)

Income from continuing operations	77,923	35,736	36,089
Discontinued operations	9,481	11,080	25,748

Income before cumulative effect of a change in accounting principle	87,404	46,816	61,837
Cumulative effect of a change in accounting principle	–	520	(1,228)

Net income	$87,404	$47,336	$60,609

(Continued)

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2005	(Restated) 2004	(Restated) 2003
Basic earnings per common share:
Earnings from continuing operations	$2.06	$1.04	$1.23
Discontinued operations	0.25	0.32	0.88
Cumulative effect of a change in accounting principle	–	0.02	(0.04)

Basic earnings per common share	$2.31	$1.37	$2.06

Weighted average common shares outstanding	37,757	34,522	29,398

Diluted earnings per common share:
Earnings from continuing operations	$2.05	$1.03	$1.21
Discontinued operations	0.25	0.32	0.87
Cumulative effect of a change in accounting principle	–	0.01	(0.04)

Diluted earnings per common share	$2.30	$1.36	$2.04

Weighted average common shares outstanding	38,177	34,722	29,766

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2005	(Restated) 2004	(Restated) 2003
Net income	$87,404	$47,336	$60,609

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	9,401	7,395	2,862
Reclassification adjustment for gains included in net income	(10,346)	(2,697)	(27,480)

Other comprehensive income (loss)	(945)	4,698	(24,618)

Comprehensive income	$86,459	$52,034	$35,991

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares (Number)	Common Shares (Amount)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2003	25,546	$471,089	$(3,274)	$19,249	$487,064
Restatement adjustments	–	(6,530)	–	1,161	(5,369)

Balance, January 1, 2003 (Restated)	25,546	464,559	(3,274)	20,410	481,695
Comprehensive income	–	60,609	–	(24,618)	35,991
Distributions of $1.785 per share	–	(51,756)	–	–	(51,756)
Options exercised	64	1,180	–	–	1,180
Issuance of common shares	6,844	155,457	–	–	155,457
Purchase of common shares	(69)	–	–	–	–
Issuance of common shares under employee share incentive plans	112	–	–	–	–
Deferred shares issued under the Non-Employee Directors’ Share Plans	10	240	–	–	240
Deferred share grants	–	3,665	(3,665)	–	–
Forfeiture of deferred shares	–	(475)	475	–	–
Amortization of deferred compensation	–	–	2,472	–	2,472
Net tax effect from exercise of options and vesting of deferred shares	–	190	–	–	190

Balance, December 31, 2003 (Restated)	32,507	633,669	(3,992)	(4,208)	625,469
Comprehensive income	–	47,336	–	4,698	52,034
Distributions of $1.84 per share	–	(63,181)	–	–	(63,181)
Options exercised	284	5,382	–	–	5,382
Issuance of common shares	2,147	52,521	–	–	52,521
Issuance of common shares under employee share incentive plans	157	–	–	–	–
Deferred shares issued under the Non-Employee Directors’ Share Plans	18	377	–	–	377
Deferred share grants	–	3,949	(3,949)	–	–
Amortization of deferred compensation	–	–	3,796	–	3,796
Net tax effect from exercise of options and vesting of deferred shares	–	442	–	–	442

Balance, December 31, 2004 (Restated)	35,113	680,495	(4,145)	490	676,840
Comprehensive income	–	87,404	–	(945)	86,459
Distributions of $1.92 per share	–	(71,432)	–	–	(71,432)
Options exercised	188	3,292	–	–	3,292
Issuance of common shares	2,575	65,623	–	–	65,623
Purchase of common shares	(56)	(1,372)	–	–	(1,372)
Issuance of common shares under employee share incentive plans	321	–	–	–	–
Deferred shares issued under the Non-Employee Directors’ Share Plans	21	507	–	–	507
Deferred share grants	–	9,084	(9,084)	–	–
Amortization of deferred compensation	–	–	8,666	–	8,666
Net tax effect from exercise of options and vesting of deferred shares	–	(264)	–	–	(264)

Balance, December 31, 2005	38,162	$773,337	$(4,563)	$(455)	$768,319

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the twelve months ended December 31,
	2005	(Restated) 2004	(Restated) 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,404	$47,336	$60,609
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to subsidiary preferred shareholders	4,962	755	5,989
Cumulative effect of a change in accounting principle	–	(520)	1,228
Net holding gains on trading securities	(10,284)	(10,131)	(5,846)
Impairments and valuation allowances related to investments	4,577	5,559	6,983
Amortization of guarantee liability	(10,933)	(5,695)	(2,151)
Net gain on sales, including discontinued operations	(36,285)	(17,796)	(36,234)
Loss on disposal of fixed assets	–	–	193
Loss from investments in partnerships	75,397	184,017	10,302
Minority interest income	(79,623)	(177,562)	–
Net amortization of premiums, discounts and fees on investments	(2,660)	(5,694)	875
Depreciation, accretion and amortization	24,304	19,898	11,057
Deferred income taxes	(198)	(7,360)	(8,738)
Deferred share compensation expense	4,369	3,796	2,472
Common and deferred shares issued under the Non-Employee Directors’ Share Plans	507	377	279
Net change in assets and liabilities:
Increase in interest receivable	(3,741)	(1,688)	(686)
Decrease (increase) in other assets	(17,262)	(32,917)	1,064
Increase in accounts payable, accrued expenses and other liabilities	40,294	43,067	4,313
(Increase) decrease in loans held for sale	(33,617)	48,894	(11,740)

Net cash provided by operating activities	47,211	94,336	39,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of bonds and interests in bond securitizations	(291,120)	(369,315)	(191,953)
Loan originations	(379,616)	(360,833)	(285,476)
Acquisition of assets and businesses, net of cash acquired	(59,034)	–	(105,337)
Purchases of property and equipment	(7,659)	(7,392)	(2,456)
Proceeds from the sale of property and equipment	–	–	9
Net investment in restricted assets	(36,271)	30,781	11,505
Principal payments received	300,976	246,764	253,428
Proceeds from the sale of bonds	211,323	129,380	72,583
Distributions received from investments in partnerships	34,398	104	8,942
Net investments in partnerships	(460,825)	(351,044)	(98,346)
Termination of derivative financial instruments	5,299	(5,000)	(10,809)

Net cash used in investing activities	(682,529)	(686,555)	(347,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from credit facilities	1,427,231	1,240,343	1,003,630
Repayment of credit facilities	(1,439,723)	(1,108,835)	(800,535)
Proceeds from tax credit syndication investors	385,031	314,955	12,215
Proceeds from short-term debt	374,625	45,095	31,835
Repayment of short-term debt	(234,786)	(3,137)	(71,775)
Proceeds from long-term debt	107,827	84,000	42,371
Repayment of long-term debt	(30,853)	(3,900)	(7,561)
Purchase of common shares	(1,372)	–	–
Issuance of common shares	65,623	52,521	155,418
Issuance of preferred shares	97,655	71,031	–
Proceeds from stock options exercised	3,292	5,382	1,180
Distributions to common shares	(71,432)	(63,181)	(51,756)

Net cash provided by financing activities	683,118	634,274	315,022

Net increase in cash and cash equivalents	47,800	42,055	7,081
Cash and cash equivalents at beginning of period	92,881	50,826	43,745

Cash and cash equivalents at end of period	$140,681	$92,881	$50,826

(Continued)

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the twelve months ended December 31,
	2005	(Restated) 2004	(Restated) 2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$98,693	$77,517	$40,801

Income taxes paid	$1,626	$1,023	$212

Non-cash activity related to VIEs under FIN 46:
Loans receivable	$17,743	$–	$–
Investment in partnerships	225,177	395,883	–
Restricted assets	19,769	28,943	–
Other assets	1,192	(520)	–
Real estate projects, net	23,865	177,576	–
Notes payable	65,922	75,410	–
Mortgage notes payable	33,203	139,532	–
Accounts payable, accrued expenses and other liabilities	10,764	53,508	–
Minority interest in subsidiary companies	177,857	333,447	–
Accumulated other comprehensive income	–	(15)	–
Non-cash investing and financing activities:
Debt and other liabilities assumed in the acquisition of business	89,992	–	–

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND OUR SEGMENTS

Basis of presentation

The consolidated financial statements include the accounts of Municipal Mortgage & Equity, LLC, its wholly owned subsidiaries and its partially owned subsidiaries (“MuniMae,” “we” or “us”) in which we have a majority voting interest and control. We also consolidate variable interest entities (“VIEs”) of which we are the primary beneficiary. We account for investments in other ventures using the equity method. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. We use significant estimates in our determinations of the fair values of our investments in bonds, derivative financial instruments and guarantees because limited markets exist for these items. The estimates are based on assumptions and matters of judgment and therefore cannot be determined with precision. We also use significant estimates and judgments in the evaluation of impairments of assets and the allocation of the costs of business acquisitions. Actual values and results could differ from these and other estimates.

Tabular dollars are in thousands, except per share amounts, unless otherwise noted. All per share amounts reflect common per share amounts.

Description of business

We operate through four business segments:

•	Through our debt segment we (1) invest in tax exempt bonds related to affordable housing and bond securitizations; (2) make taxable construction, supplemental and permanent loans; (3) provide loan servicing; and (4) originate loans that are ultimately sold to government sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and an agency of the U.S. Government, the Government National Mortgage Association (“Ginnie Mae”) or insured by agencies such as the Federal Housing Administration (“FHA”) and the U.S. Department of Housing and Urban Development (“HUD”).

•	Through our tax credit equity segment we provide tax credit equity syndication and asset management services.

•	Through our structured finance segment we invest in other real estate-related securities, including equity investments in real estate operating partnerships, and debt instruments related to real estate other than affordable housing.

•	Through our fund management segment we (1) provide loan origination, loan servicing, investment advisory, asset management and other related services and (2) invest in real estate operating partnerships.

Segment results include all direct revenues of each business segment and a segment earnings measure (“Segment performance measure”) reviewed by our chief operating decision maker.

The following tables reflect the results of our business segments for the years ended December 31, 2005, 2004 and 2003:

	Debt	Tax credit	Structured finance	Fund management	Total segment
2005

Segment performance measure revenue	$120,848	$93,182	$20,749	$17,096	$251,875
Segment performance measure	76,604	41,793	17,151	(2,928)	132,620

Segment assets	$2,435,023	$1,132,871	$222,235	$28,146	$3,818,275
Corporate assets					13,462

Total assets					$3,831,737

2004

Segment performance measure revenue	$93,359	$82,858	$20,022	$2,022	$198,261
Segment performance measure	59,698	36,805	16,898	(957)	112,444

Segment assets	$1,989,800	$1,112,960	$155,812	$1,665	$3,260,237
Corporate assets					40,359

Total assets					$3,300,596

2003

Segment performance measure revenue	$94,836	$33,445	$7,754	$—	$136,035
Segment performance measure	56,976	18,825	5,403	(1,013)	80,191

Segment performance measure revenue differs from consolidated total income because it:

•	includes origination, syndication and guarantee fees and other revenues that can be deferred or eliminated in the calculation of GAAP revenues;

•	includes distributions received from our equity method investments;

•	includes net gains or losses related to sales of loans, bonds and investments in tax credit equity partnerships;

•	includes certain impairments and valuation allowances;

•	includes direct financing costs related to our notes payable, lines of credit and securitizations;

•	excludes the effects of our consolidated tax credit equity funds and the requirements surrounding the lease method accounting associated with our guaranteed tax credit equity funds;

•	adjusts for differences in carrying bases for investments that are sold;

Below is a reconciliation of segment performance measure revenue to consolidated total income:

	2005	2004	2003
Total segment performance measure revenue	$251,875	$198,261	$136,035
Corporate interest income	(3,014)	(6,901)	135
Adjustments due to the lease method and consolidation of tax credit equity funds	37,822	33,819	2,095
Fees deferred for GAAP purposes	(36,802)	(39,984)	(19,394)
Non-cash items	53,630	52,731	45,336
Adjustments for investments in partnerships	(10,456)	(8,178)	(7,616)

Total income, restated for 2004 and 2003	$293,055	$229,748	$156,591

Total segment performance measure differs from consolidated net income because it:

•	includes origination, syndication and guarantee fees and other revenues that are required to be deferred or eliminated in the calculation of net income;

•	includes distributions received from our equity method investments rather than our equity in net earnings (loss) of the underlying partnership;

•	excludes the effects of our consolidated tax credit equity funds and the requirements surrounding the lease method accounting associated with our guaranteed tax credit equity funds;

•	excludes certain non-cash items and certain indirect operating and financing costs, including unrealized gains or losses related to derivatives, amortization of intangible assets, non-cash gains and losses associated with sales of loans, certain valuation allowances and impairment losses, changes in accounting principle, deferred income taxes and deferred compensation expense; and

•	adjusts for differences in carrying bases for investments that are sold.

Below is a reconciliation of total segment performance measure to consolidated net income:

	2005	2004	2003
Total segment performance measure	$132,620	$112,444	$80,191
Adjustments due to the lease method and consolidation of tax credit equity funds	(8,214)	(8,676)	2,054
Fees deferred for GAAP purposes	(36,299)	(25,778)	(21,046)
Non-cash items and certain indirect operating and financing costs	(39,769)	(29,071)	(153)
Adjustments for investments in partnerships	29,865	(10,681)	(15,143)
Different carrying bases	9,201	9,098	14,706

Net income, restated for 2004 and 2003	$87,404	$47,336	$60,609

NOTE 2—RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

On March 10, 2006, we concluded that our financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 and for the first three quarters in 2005 and for each quarter in 2004 should no longer be relied upon as a result of a number of errors in the application of GAAP. Specifically, we determined we had not: (A) correctly recognized syndication fee revenue; (B) correctly recorded impairments on investments in real estate partnerships held by our guaranteed tax credit equity funds; (C) correctly recorded consolidation entries related to our consolidated tax credit equity funds; (D) correctly capitalized interest costs on investments in real estate partnerships developing low income housing properties; (E) correctly accounted for the deferral and recognition of bond and loan origination fees and direct origination costs ; (F) correctly applied the equity method of accounting for investments in certain partnerships; (G) correctly identified and valued derivative financial instruments; (H) correctly recorded income taxes; (I) correctly amortized certain mortgage servicing rights; and (J) correctly identified our segments.

Accounting Corrections

A.	Accounting for real estate syndication fees—Syndication fees are required to be recognized ratably as syndication partnerships invest in low income housing properties. During the restatement periods, we inappropriately: (1) eliminated certain syndication fees related to consolidated syndication partnerships and (2) recognized syndication fees as investors subscribed to our funds and when we selected or acquired interests in low income housing properties to be sold to syndication partnerships rather than when the syndication partnerships made investments.

B.	Accounting for impairments of investments in real estate partnerships held by guaranteed tax credit equity funds—We presented equity in the impairment losses of low income housing properties owned by our guaranteed tax credit equity funds and related revenues earned by providing related tax losses net instead of reporting these amounts separately.

C.	Accounting for consolidated tax credit equity funds—We did not prepare and record certain adjustments during the consolidation process. Certain adjustments were not recorded, were recorded incorrectly or were not properly reversed to ensure consolidated amounts were in accordance with GAAP

D.	Accounting for capitalized interest costs associated with investments in real estate partnerships—We did not correctly capitalize interest costs on investments in real estate partnerships developing low income housing properties.

E.	Accounting for deferral and recognition of bond and loan origination fees and direct costs—We did not correctly amortize our deferred bond and loan fees using the effective interest method over their contractual terms as required by GAAP. In addition, we did not correctly defer direct costs of originating bonds in accordance with GAAP.

F.	Accounting for investments in partnerships using the equity method—We are required to use the equity method to account for investments in unconsolidated partnerships over which we have significant influence.

During the restatement periods, we accounted for certain equity method ventures incorrectly because we did not properly:

•	account for differences between our cost of an investment and our share of the underlying equity of the investee;

•	calculate our share of the investee’s losses using our economic share of the entity; and

•	record our share of losses after our share of cumulative losses exceeded our original investment even though we had guaranteed certain obligations of the investee.

G.	Identification and valuation of derivative financial instruments—We did not identify and value certain derivative financial instruments appropriately.

H.	Accounting for income taxes—We did not correctly identify certain temporary differences or segregate earnings between taxable corporate entities and nontaxable partnerships resulting in incorrectly recording our tax provision in accordance with GAAP.

I.	Accounting for mortgage servicing rights—We incorrectly recorded certain amortization expense related to our capitalized mortgage servicing rights.

J.	Disclosure about our segments—We did not identify our segments or report their performance for external reporting purposes the same way we did for reporting to our chief operating decision maker. As a result, we changed our segments from three to four, which now include the debt segment, tax credit equity segment, structured finance segment and fund management segment.

As a result, we have restated our financial statements for the years ended December 31, 2004 and 2003, for the first three quarters in 2005 and for each quarter in 2004. The effects of these restatements for the years ended December 31, 2004 and 2003 are as follows:

	For the years ended December 31,
	2004		2003
	As reported	Restated	As reported	Restated
CONSOLIDATED INCOME STATEMENT DATA:
Interest on bonds and interests in bond securitizations (E)	$85,505	$84,107	$71,636	$69,942
Interest on loans (G)	43,874	45,579	37,211	37,621
Interest on short-term investments (D)	5,020	3,882	2,158	1,138
Syndication fees (A)	25,535	41,009	26,856	16,350
Guarantee fees (A) and (B)	7,852	10,610	3,614	3,614
Other income (A), (E) and (F)	7,415	2,881	8,855	6,771
Interest expense (D)	69,884	66,334	44,528	43,507
Salaries and benefits (E)	69,540	67,812	41,736	40,900
Depreciation and amortization (I)	14,159	12,613	7,492	7,724
Net gain (loss) on derivatives (G)	(219)	941	(1,919)	(871)
Income tax (expense) benefit (H)	(2,737)	6,508	138	8,515
Net (income) loss allocable to minority interest	178,280	176,807	(6,032)	(6,032)
Net losses from equity investments in partnerships (A), (B), (C) and (F)	(169,404)	(178,195)	(3,173)	(10,965)
Income before cumulative effect of a change in accounting principle	26,517	46,816	73,723	61,837
Net income	27,037	47,336	72,495	60,609
Earnings per share:
Basic	$0.78	$1.37	$2.47	$2.06
Diluted	0.78	1.36	2.44	2.04

CONSOLIDATED STATEMENT OF CASH FLOW DATA:
Net cash provided by operating activities	$54,141	$94,336	$45,719	$39,969
Net cash used in investing activities	(656,892)	(686,555)	(347,880)	(347,910)
Net cash provided by financing activities	644,806	634,274	309,242	315,022

CONSOLIDATED BALANCE SHEET DATA:
Loans receivable, net (E)	$630,939	$622,190
Investments in partnerships (A), (C), (D), (F) and (G)	827,273	812,257
Other assets (A), (D) and (H)	66,040	70,835
Mortgage servicing rights, net (I)	11,349	11,349
Total assets	3,310,330	3,300,596
Tax credit equity guarantee liability (A)	186,778	184,999
Investment in derivative financial instruments (G)	4,923	6,171
Unearned revenue and other liabilities (E), (G) and (H)	74,176	71,145
Total liabilities	2,161,778	2,154,271
Minority interest in subsidiary companies (A)	404,586	398,454
Accumulated other comprehensive income (loss) (E)	(1,532)	490
Shareholders’ equity	672,935	676,840

The shareholders’ equity amount above includes an adjustment decreasing the beginning balance at January 1, 2003 of approximately $5.4 million, net of taxes related to the effects of these accounting corrections in 2001 and 2002.

Certain amounts from prior periods have been reclassified to conform to the current year presentation. No other types of adjustments to our consolidated financial statements were made in association with the above-mentioned restatement.

NOTE 3—OUR SIGNIFICANT ACCOUNTING POLICIES

Tax-exempt bonds, taxable bonds and interests in bond securitizations

We account for investments in bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Accordingly, investments in bonds are carried at their estimated fair values and unrealized gains or losses arising during the period are recorded as a component of other comprehensive income. Realized gains and losses and other-than-temporary impairments are included in net income. The basis on which the cost of bonds sold or amounts reclassified out of accumulated other comprehensive income is determined using the specific identification method. We determined the fair value of bonds that participate in the net cash flow and net capital appreciation of the underlying properties and/or that are wholly collateral dependent and for which only a limited market exists by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. The fair values of all other bonds and interests in bond securitizations are based on quotes from brokers or other external sources.

Most of our interests in bond securitizations represented interests in variable interest entities (“VIEs”) under Financial Accounting Standards Board’s Financial Interpretations No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46”). When we have determined that we are the primary beneficiary of the VIE and therefore, are required to consolidate our investments and senior interests, we have made entries to: (1) reclassify our interests in bond securitizations to investment in tax-exempt bonds, (2) reflect the senior interests in the bond securitization trusts in investment in tax-exempt bonds so that the total investment in tax-exempt bonds reported equals the total assets in the securitization trusts, (3) reclassify costs of the securitization transactions to debt issue costs, which are included in other assets and (4) record the senior interests in the securitization trusts as short-term debt. In 2003, we recorded a $1.2 million cumulative effect of a change in accounting principle related to the adoption of FIN 46 as a result of the reversal of gain on sales reported in prior periods on these investments.

We recognize base interest on the bonds as revenue as it accrues. Interest income in excess of the base interest (“Participation Interest”) may be available to us through participation features of a bond. Participation Interest is recognized as income when received. Delinquent bonds are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. We apply interest payments on non-accrual bonds first to previously recorded accrued interest and, once previously accrued interest is satisfied, as interest income when received. The accrual of interest income is reinstated once a bond’s ability to perform is adequately demonstrated and all interest has been paid.

Premiums and discounts are deferred and amortized into interest income using an effective yield over the terms of the related investments. Upon the sale or prepayment of investments in bonds, the unamortized balance of premiums and discounts is recorded as income.

Loans receivable

Our loans receivable consist primarily of construction, supplemental and permanent loans. We account for these investments in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15, and Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—An Amendment of FASB Statement No. 114,” (collectively “FAS 114”).

Accordingly, these loans are carried at their net realizable value. When we believe it is probable that we will not collect all amounts due under the terms of the loan, we record a valuation allowance.

We recognize base interest as it accrues. Delinquent loans are placed on non-accrual status for financial reporting purposes when collection of interest is in doubt, which is generally after 90 days of non-payment. We apply interest payments on non-accrual loans first to previously-recorded accrued interest and, once previously accrued interest is satisfied, as interest income when received. The accrual of interest income is reinstated once a loan’s ability to perform is adequately demonstrated and all interest has been paid.

Loans held for sale are generally associated with our GSE business and are typically held for less than three months. These loans are carried at the lower of cost or market. Construction loans usually convert to loans held for sale upon completion of construction.

Below is the reconciliation of the 2004 to 2005 change in loans receivable held for sale balance to the amount presented in our consolidated statement of cash flows:

Increase per our consolidated balance sheets	$(84,141)
Increase due to acquisition of Glaser Financial Group, Inc.	46,747
Net gain on sale of loans	3,777

Increase in loans held for sale per our 2005 consolidated statement of cash flows	$(33,617)

Other-than-temporary impairments and valuation allowances on investments

We account for other-than-temporary impairments on investment securities in accordance with the provisions of FAS 115 and Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We evaluate the credit risk exposure associated with our assets to determine whether other-than-temporary impairments exist or a valuation allowance is needed. Where applicable, we consider the credit risk exposure of the investment, our ability and intent to hold the investment for a period of time to allow for anticipated recoveries in market value, the length of time and extent to which the market value has been less than carrying value, the financial condition of the underlying collateral (including the payment status of the investment and general economic and other more specific conditions applicable to the investment), other collateral available to support the investment and whether we expect to recover all amounts due under our mortgage obligations on a net present value basis. Third party quotes of securities with similar characteristics or discounted cash flow valuations are used to assist in determining fair value. If the fair value of the investment is less than its amortized cost, and after assessing the above-mentioned factors, it is determined that an other-than-temporary impairment exists, the impairment is recorded in net income and the cost basis of the security is adjusted accordingly. The new cost basis of the investment is not adjusted for subsequent recoveries in fair value.

When evaluating impairment on loans, we consider our overall loss experience, loan-to-value ratios, delinquency data, economic market conditions, debt service coverage, indemnification agreements, and other factors that warrant recognition in reviewing the loans for impairment. We measure impairment of a loan in accordance with the provisions of FAS 114, which requires a creditor to base its measure of loan impairment on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. We provide an allowance for loan losses based upon our specific evaluation of individual loans in the portfolio. We also evaluate other receivables and advances for collectibility. When we believe it is probable that we will not collect all amounts due, the balance is written down to its realizable value.

Securitization transactions and mortgage servicing rights

We account for our securitization transactions as either sales or financing transactions in accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”

(“FAS 140”) and FIN 46. If the transfer of the underlying bond or loan is considered to result in the surrender of control pursuant to FAS 140, then a sale has occurred and a gain or loss is recognized. If the transfer is not considered a sale under FAS 140, the transaction is considered a secured borrowing and is reflected as either short- or long-term debt, as appropriate, based on the terms of the securitization trust. Most of our bond securitizations are treated as secured borrowings or the related securitization trust is consolidated under FIN 46.

When we sell a loan to a third party and retain the right to service the loan, we allocate the carrying amount of the loan between the mortgage servicing right and the loan based on their relative fair values. We record gains on sale of the loan based on net sale proceeds less the allocated fair value of the loan amount. The carrying amount of the retained mortgage servicing right is amortized in proportion to and over the estimated term of the serviced loan. Mortgage servicing fees are recognized as income when received. Mortgage servicing rights are evaluated for impairment based on comparing their fair values to their carrying amounts, and if we determine that an impairment exists, we reduce the carrying amount through a valuation allowance.

Advisory fees

We earn advisory fees from serving as investment manager to the Midland Affordable Housing Group Trust (“Group Trust”), the Midland Multifamily Equity REIT (“MMER”) and real estate investment funds. Advisory fees are recognized in income during the period in which we perform the services.

Bond and loan origination fees and direct costs

In accordance with FAS No. 91, “Accounting for Nonrefundable Fees and Costs associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” we amortize our deferred bond and loan fees and our deferred direct origination costs using the effective interest method over their contractual terms.

Origination and brokerage fees

We earn origination fees on bonds and loans we originate for others, which we recognize at the time of origination. We earn brokerage fees through our relationships with the Group Trust, Fannie Mae, Freddie Mac and GNMA. These entities provide permanent loan commitments to borrowers through arrangements made by us. We recognize these fees when earned, which is typically at the time the permanent loan commitment is made.

Syndication and guarantee fees

We acquire and transfer interests in affordable housing projects expected to generate a stream of low-income housing tax credits (“Project Partnerships”) to syndication partnerships. The syndication partnerships receive and distribute the low-income housing tax credits to its investors.

Syndication fees are deferred until the partnership interests are sold and are recognized ratably as the tax credit equity fund invests in the property interests. We estimate that exposure to future costs or losses arising from our involvement with the tax credit equity funds is zero. We do not transfer options or contracts to buy properties in our tax credit syndication business.

With respect to certain tax credit equity funds, we also provide, for a fee, performance guarantees on the underlying Project Partnerships or guarantees to the fund investors. Guarantee fees are classified as liabilities when received and are recognized as revenue ratably over the life of the guarantee.

We do not receive ownership interests in lieu of syndication or guarantee fees and all fees represent normal market rates.

Asset management fees

We earn asset management fees for managing the assets of the tax credit equity funds, including monitoring the compliance of the properties with tax credit regulations. The amount of asset management fees we earn is outlined in the fund documents and is based on a percentage of each tax credit equity fund’s invested capital or number of Project Partnerships. The asset management fees are paid from available cash from the tax credit equity funds. We record asset management fees as income when the amount that we will receive is determinable and collection is reasonably assured. These fees are typically paid to us annually in arrears.

Lease accounting for guaranteed tax credit equity funds

When we provide a guarantee in connection with the syndication of a tax credit equity fund, we have continuing involvement with the assets of that fund and are deemed to have effective control over the assets in the fund. Therefore, we account for our involvement in these funds under the lease method. Under the lease method, no profit is recognized from the sale of interests in Project Partnerships to tax credit equity funds. The sales value of our interest in the Project Partnership is equal to our original cost basis of the investment. There are no fees charged by us to the Project Partnership as part of the syndication transaction. We report certain assets and liabilities of the tax credit equity funds, consisting primarily of restricted cash and investments in Project Partnerships (see Note 7), in our consolidated balance sheet. In addition, the investor capital contributions to the tax credit equity funds are reported as a tax credit equity guarantee liability on our consolidated balance sheet (see Note 14). The net income (loss) from the tax credit equity funds is reported in the appropriate line items of our consolidated statements of income.

Our guarantee liability may expire based on the achievement of certain targets by the underlying Project Partnership in the tax credit equity fund or may be outstanding for the life of the tax credit equity fund. When our liability is relieved by the achievement of certain targets, the tax credit guarantee liability is relieved and the related underlying investment in the Project Partnership is removed. Any difference between the carrying value of the de-recognized investment in the Project Partnership and the guarantee liability is reflected in net gain (loss) on sale of investments in tax credit equity partnerships in our consolidated statement of income. For a tax credit equity fund in which our guarantee obligation remains outstanding for the life of the fund, the guarantee liability is amortized straight line over the life of the fund, which is estimated to be 15 years, and the related amortization is reported in guarantee fees in our consolidated statements of income.

Derivatives

Investments in derivative financial instruments are accounted for under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “FAS 133”). We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and record these instruments at their fair values. We have not designated our derivative investments as hedges. As a result, changes in the fair value of derivatives are recorded through current earnings in net gain (loss) on derivatives.

We determine the fair value of our investments in interest rate swap agreements, total return swaps and forward loan commitments based on quotes from external sources. We recognize the differential paid or received under interest rate swap and total return swap agreements through net gain (loss) on derivatives.

We determine the fair value of certain of our put option agreements by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates. We determine the fair value of our other put option agreements based on quotes from external sources, such as brokers, for these or similar investments. Income received on these put options is included in net gain (loss) on derivatives in the consolidated statements of income.

Investments in partnerships

Our investments in partnerships consist of equity interests in real estate operating partnerships and income-producing real estate funds. Investments in partnerships are accounted for using the equity method of accounting.

We use the equity method when we own an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations. Under the equity method, our ownership interest in the partnership’s capital is reported as an investment in our consolidated balance sheets and our allocable share of the income or loss from the partnership is reported as income (loss) from equity investments in partnerships in the consolidated statements of income.

In those instances where we act as the general partner of the tax credit equity funds, we receive a pro rata share of cash distributions that may be distributed to the tax credit equity funds’ partners pursuant to a sale of the Project Partnerships or their assets. Our general partner interests in tax credit equity funds range from 0.1% to 1.0%. Other than our fee income, our pro rata share of income and losses from our general partnership interests constitute the primary sources of income or gain and losses from the tax credit equity funds. For partnerships in which we are a general partner (for example, interests we originate in the tax credit equity syndication funds) we recognize losses to the extent of our partnership liability, regardless of our basis in the partnership interest.

Cash and cash equivalents

Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of 90 days or less when purchased, all of which are readily convertible to known amounts of cash in seven days or less. Cash equivalents are carried at cost, which approximates fair value.

Property and equipment and real estate projects

Real estate projects include the fixed assets associated with our consolidated Project Partnerships where we typically hold a less than one percent general partner interest. All other property and equipment is associated with our core business. All fixed assets are carried at cost. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or economic life of the underlying assets. Depreciation is provided on either the declining balance or straight line methods over the estimated useful lives of the assets. The following table summarizes land, building and equipment by type as of December 31, 2005 and 2004.

	As of December 31,		Useful Life (years)
	2005	2004
Property and equipment
Furniture and fixtures	$2,762	$1,872	5-20
Equipment	444	267	10
Computer software	2,669	1,806	5
Computer hardware	1,777	1,460	5
Leasehold improvements	5,713	3,102	(1)

	13,365	8,507
Accumulated depreciation	(3,869)	(3,203)

Total	$9,496	$5,304

Real estate projects
Land	$15,590	$26,495	N/A
Building	172,172	207,983	27.50-40
Furniture and fixtures	12,921	6,576	5-20

	200,683	241,054
Accumulated depreciation	(52,668)	(63,585)

Total	$148,015	$177,469

(1)	Varies based on estimated lease term.

Depreciation expense was $9.1 million, $7.6 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Long-lived assets

If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, a recoverability analysis is performed based on estimated undiscounted cash flows expected to be generated by the long-lived asset. If the analysis indicated the carrying amount is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. During 2004, it was determined that long-lived assets of certain Project Partnerships reported in our tax credit segment were impaired. As a result, we recorded an impairment of $1.5 million for the year ended December 31, 2004. There were no such impairment losses during the years ended December 31, 2005 and 2003.

Stock-based compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to our directors and employees only if the quoted market price of the stock at the grant date is greater than the amount the grantee must pay to acquire the stock. The pro forma effects on net earnings and earnings per share of common stock in 2005, 2004 and 2003 of using an optional fair value-based method rather than the intrinsic value-based method of accounting for stock-based compensation awards made since 1995 are insignificant.

Earnings per share of common stock

Basic earnings per share (“EPS”) is computed by dividing net earnings applicable to common shareholders by the weighed-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares during the period. The dilutive effects of liabilities to be settled in common shares are computed using the “if-converted” method and the dilutive effects of options, warrants and their equivalents (including fixed awards and deferred stock issuable under stock-based compensation plans) are computed using the “treasury stock” method.

Net rental income

Net rental income in the accompanying consolidated financial statements relates to the operations of the consolidated Project Partnerships. Net rental income is recognized as earned and is recorded when due from residents, generally upon the first day of the month. Leases are for periods of up to one year, with rental payments due monthly. Net rental income for the years ended December 31, 2005 and 2004 was approximately $22.3 million and $16.4 million, including concessions and bad debt of approximately $0.9 million and $0.1 million, respectively. We had no net rental income in 2003.

Income taxes

We are organized as a limited liability company, which allows us to combine many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. We do, however, have numerous corporate subsidiaries (“taxable subsidiaries”) that are subject to income taxes. Income taxes for taxable subsidiaries are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of taxable subsidiaries and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, tax planning strategies and other factors.

New accounting pronouncements

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment,” a revision of FAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“FAS 123R”). FAS 123R requires us to expense grants made under the share option and employee share purchase plan programs in our consolidated statements of income. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. In April 2005, the SEC approved a new rule for public companies that delays the effective date of FAS 123R to no later than January 1, 2006. The application of this standard had no material effect related to unvested common share options outstanding at December 31, 2005 on our reported financial condition or results of operations. The effects of future awards of common share options may be material.

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

The effective date for applying the guidance in Issue 04-5 and FSP 78-9-1 (1) was June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and (2) is no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. The application of Issue 04-5 has had no effect on our financial statements.

In November 2005, the FASB introduced FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). The guidance in FSP 115-1 amends FAS 115 and APB 18 and shall be applied to reporting periods beginning after December 15, 2005. FSP 115-1 addresses:

•	the determination as to when an investment is considered impaired and whether that impairment is other-than-temporary and the measurement of an impairment loss,

•	the accounting considerations subsequent to the recognition of an other-than-temporary impairment, and

•	certain required disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The implementation of FSP 115-1 had no material effect on our reported financial condition or results of operations.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets, an amendment to FAS 140,” which permits an entity to account for one or more classes of servicing rights at fair value, with changes in fair value recorded in income. This statement is effective as of January 1, 2007. We are currently evaluating the effect of this statement.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Instruments”, which permits fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with FAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of FAS 133. The statement is effective as of January 1, 2007. We are currently evaluating the effect of the statement.

NOTE 4—ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of Glaser Financial Group

On July 1, 2005, we acquired all of the outstanding capital stock of Glaser Financial Group, Inc. (“Glaser”). Glaser is a full service commercial mortgage banker that arranges financing primarily through Fannie Mae, Freddie Mac and HUD/FHA for multifamily, senior housing and commercial real estate predominately in the upper Midwest. The purchase price is comprised of:

•	cash of $50.8 million;

•	three deferred payments of at least $4.0 million (the “Deferred Purchase Price”) on each of the first three anniversaries of the closing date (with an estimated fair value of $10.2 million);

•	contingent consideration of approximately $5.0 million provided certain operating performance thresholds are achieved; and

•	transaction costs of $0.6 million.

The Deferred Purchase Price and the contingent considerations are payable in common stock at our option.

The purchase price was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values of approximately $24.0 million was recorded as goodwill. The factors considered in allocating the purchase price, including goodwill, included our valuation, based on Glaser’s historical and projected cash flows as well as its business prospects and strategic value. The purchase price is subject to adjustments related primarily to the contingent consideration.

The purchase price was allocated as follows:

Assets
Loans receivable held for sale	$40,596
Cash and cash equivalents	9,271
Other assets	7,497
Mortgage servicing rights, net	53,968
Goodwill	23,989
Other intangible assets	5,066

Total assets	$140,387

Liabilities
Short-term debt	$53,267
Accounts payable, accrued expenses and interest payable	992
Unearned revenue and other liabilities, including deferred purchase price	34,775

Total liabilities	$89,034

Net cash paid	$51,353

Of the acquired other intangible assets, $4.0 million was allocated to a license agreement with an indefinite life, $1.0 million was allocated to deferred costs of loans in the process of origination, and $50,000 was allocated to non-compete agreements. The license is classified as an indefinite-lived asset and will not be subject to amortization. Deferred costs of loan originations in process at the acquisition date reduced net gains on the subsequent sales of those loans, substantially all of which occurred in 2005.

The consolidated statement of operations for the year ended December 31, 2005 includes the results of Glaser’s operations from the date of acquisition. We prepared pro forma consolidated results of operations for 2005 and 2004, assuming the acquisition of Glaser occurred at January 1, 2005 and 2004. The unaudited pro forma results are summarized as follows:

	Twelve months ended
	December 31, 2005	December 31, 2004
Total income	$300,052	$246,921
Income from continuing operations	$76,411	$37,410
Net income	$85,892	$49,010
Income from continuing operations per common share
Basic	$2.02	$1.08
Diluted	$2.00	$1.08
Net income per common share
Basic	$2.27	$1.42
Diluted	$2.25	$1.41

The pro forma income, income from continuing operations and net income summarized above are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the assumed date or of future results of operations.

Acquisition of MONY Realty Capital, Inc.

On February 18, 2005, we acquired MONY Realty Capital, Inc. (“MRC”) from AXA Financial, Inc. (“AXA”) for a total purchase cost of $10.9 million comprised of cash paid to AXA of $8.5 million, transaction costs of approximately $1.4 million and liabilities assumed of approximately $1.0 million. MRC provides loan origination, asset management and investment advisory services primarily to institutional investors. We have accounted for this acquisition as a purchase and have allocated the purchase cost to tangible and identified intangible assets based on their fair values. The excess purchase cost over the fair values of these assets has been recorded as goodwill. We allocated approximately $3.4 million to tangible assets (primarily investments in partnerships and receivables), $5.0 million to identifiable intangibles (primarily management and investor advisory contracts and customer relationships) and approximately $2.7 million to goodwill.

Additionally, as part of the purchase agreement, we committed to invest $25.0 million in a real estate partnership in which MRC is a general partner. As of December 31, 2005, we had funded $12.4 million of this commitment and are required to fund the remaining $12.6 million on or prior to February 18, 2008.

Acquisition of HCI

On July 1, 2003, we acquired HCI for $102.0 million in cash. HCI is a syndicator of low-income housing tax credit equity investments. The acquisition and related working capital needs were financed by a $120.0 million secured term credit facility. HCI is owned by MMA Financial TC Corp. (“TC Corp”), a wholly-owned subsidiary of MuniMae.

Goodwill

Goodwill represents the excess of cost over market value of the net assets acquired from the acquisition of businesses. We test goodwill for impairment in the second quarter of each year or when events occur or circumstances change indicating that the value of goodwill might be impaired. In 2005, 2004, and 2003, we found no instances of impairment.

The following table shows the activity in goodwill for the years ended December 31, 2005 and 2004 by segment.

	Debt	Tax credit equity	Structured finance	Fund management	Total
January 1, 2004	$34,589	$71,036	$1,880	$–	$107,505
Goodwill acquired during the period	–	–	–	–	–
Adjustment to previously recorded purchase price	–	(896)	–	–	(896)

December 31, 2004	34,589	70,140	1,880	–	106,609
Goodwill acquired during the period	23,989	–	–	2,701	26,690

December 31, 2005	$58,578	$70,140	$1,880	$2,701	$133,299

Other intangible assets

The components of other intangible assets are as follows:

	Estimated Useful Life (in Years)	Acquisition Value		Accumulated Amortization		Net Carrying Amount
		2005	2004	2005	2004	2005	2004
Amortized intangible assets:
Asset management contracts	3.5-14.5	$34,248	$32,003	$(14,123)	$(9,560)	$20,125	$22,443
Customer relationships	6.9	2,195	–	(293)	–	1,902	–
Loan origination costs	1	1,234	–	(1,095)	–	139	–
Other intangibles	2.3-3.9	200	–	(77)	–	123	–

Weighted average/subtotal	7.3	37,877	32,003	(15,588)	(9,560)	22,289	22,443
Unamortized intangible assets:
License agreement	N/A	4,000	–	–	–	4,000	–

Total intangible assets		$41,877	$32,003	$(15,588)	$(9,560)	$26,289	$22,443

The total amortization expense recorded for intangible assets for the years ended December 31, 2005, 2004, and 2003 was $6.0 million, $4.7 million, and $4.8 million, respectively. The estimated amortization expense for intangible assets for the next five years is as follows:

2006	$4,570
2007	3,886
2008	3,435
2009	2,744
2010	2,450

NOTE 5—TAX-EXEMPT BONDS, TAXABLE BONDS AND INTERESTS IN BOND SECURITIZATIONS

General terms of tax-exempt bonds, taxable bonds and interests in bond securitizations

We originate investments in tax-exempt bonds and taxable bonds both for our own account and for others. Tax-exempt and taxable bonds are issued by state and local government authorities to finance multi-family housing developments or other types of real estate including student housing, assisted living developments and community development districts. Our rights under the bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of principal and interest under the bonds. The mortgage loans may be first mortgages or subordinate mortgages on affordable or market rate multi-family housing developments and are generally non-recourse, except upon the occurrence of certain events. The mortgage loans bear interest at rates determined by arm’s-length negotiations that reflect market conditions existing at the time the bonds were originated. The purchase price for bonds acquired is negotiated to ensure a yield that reflects market conditions existing at the time of acquisition.

Non-participating bonds, which account for the great majority of our tax-exempt bonds, provide for payment of a fixed or variable rate of interest. Participating bonds have features that allow us to receive additional interest through certain increases in available cash flow from the property in addition to the base interest. The terms of the additional interest to be received on a bond are specific to that bond. Certain participating and non-participating bonds are subordinate bonds, as the payment of interest and principal on the bonds occurs only after payment of principal and interest on a bond that has priority to the cash flow of the underlying collateral.

Principal payments on the bonds, if any, are received in accordance with amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid or refinanced in a lump sum payment at the end of the holding period or at such earlier time as we may require. The mortgage loans are non-assumable except with our consent. The bonds typically contain provisions that prohibit prepayment of the bond for a specified period of time.

We also invest in interests in bonds held in securitization trusts. The bonds underlying the securitization trusts have the same characteristics as the bonds discussed above.

As of December 31, 2005 and 2004, our tax-exempt bonds, taxable bonds and interests in bond securitizations consisted of the following:

	December 31, 2005
	Face Amount	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Non-participating tax-exempt bonds	$1,255,742	$1,232,720	$29,276	$(44,995)	$1,217,001
Participating tax-exempt bonds	128,209	126,834	5,304	(12,942)	119,196
Subordinate non-participating tax-exempt bonds	6,546	6,366	283	(1,031)	5,618
Subordinate participating tax-exempt bonds	60,530	35,800	24,664	(239)	60,225
Interests in bond securitization trusts	3,817	3,813	–	(879)	2,934
Taxable bonds	31,735	31,329	245	(13)	31,561

Total	$1,486,579	$1,436,862	$59,772	$(60,099)	$1,436,535

	December 31, 2004 (Restated)
	Face Amount	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Non-participating tax-exempt bonds	$1,127,291	$1,101,053	$32,901	$(44,720)	$1,089,234
Participating tax-exempt bonds	128,484	127,103	5,909	(10,567)	122,445
Subordinate non-participating tax-exempt bonds	6,562	6,384	211	(964)	5,631
Subordinate participating tax-exempt bonds	60,530	35,799	20,310	(1,334)	54,775
Interests in bond securitization trusts	4,698	4,693	37	(1,067)	3,663
Taxable bonds	9,489	9,241	–	(36)	9,205

Total	$1,337,054	$1,284,273	$59,368	$(58,688)	$1,284,953

Certain of our investments in tax-exempt bonds, taxable bonds and interests in bond securitizations do not amortize and are therefore categorized as bonds with a single maturity date. The maturity dates of these investments at December 31, 2005 are as follows:

	Face Amount	Fair Value
Due in less than one year	$350	$95
Due between one and five years	26,879	27,970
Due between five and ten years	10,535	11,091
Due after ten years	113,262	107,599

	$151,026	$146,755

At December 31, 2005, we had 173 tax-exempt bonds, taxable bonds and interests in bond securitizations with an aggregate face amount of $1.34 billion that pay principal at regular intervals over the life of the investments. These investments have final maturity dates ranging from June 2007 to November 2049.

Some of our tax-exempt bonds and taxable bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.

The following table shows the activity for tax-exempt bonds, taxable bonds and interests in bond securitizations for the years ended December 31, 2004 and 2005.

	2005	2004
Balance—January 1,	$1,284,953	$1,045,890
Purchases and originations	351,864	378,172
Principal payments	(4,231)	(11,136)
Sales/payoff	(201,916)	(134,662)
Gains on sale	7,636	12,515
Losses on sale	(305)	(976)
Project Partnership consolidation	–	(6,494)
Other than temporary impairment	(2,868)	(4,170)
Change in fair value	(1,065)	4,698
Amortization	2,467	1,116

Balance—December 31,	$1,436,535	$1,284,953

In 2003, five tax-exempt bonds with an aggregate face amount of $31.4 million were repaid, sold or partially redeemed resulting in gross realized gains of $2.8 million and gross realized losses of $0.1 million.

Investments with unrealized losses

The following table shows unrealized losses and fair value aggregated by length of time that the tax-exempt bonds, taxable bonds or interests in bond securitizations have been in a continuous loss position at December 31, 2005 and 2004:

December 31, 2005
Less Than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
$211,625	$(3,984)	$264,752	$(56,115)	$476,377	$(60,099)

December 31, 2004
Less Than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
$234,840	$(12,618)	$311,869	$(46,070)	$546,709	$(58,688)

There were 34 and 43 bonds or interests in bond securitizations in a continuous unrealized loss position for more than twelve months at December 31, 2005 and 2004. There were 24 and 28 bonds or interests in bond securitizations in a continuous unrealized loss position for less than twelve months at December 31, 2005 and 2004, respectively. As discussed in Note 3, the fair value of bonds or interests in bond securitizations is determined by external quotes or a discounted cash flow analysis. The value is based on the ability of the bond to receive full payment of principal and interest in a timely manner and the magnitude of those payments relative to income that could be received on similar bonds originated at current market rates. The unrealized losses on the bonds or interests in bond securitizations in the above table were caused primarily by declines in credit quality of the borrowers on specific bonds. All of the bonds are collateralized by operating real estate projects and we expect that they would not be settled at a price less than the amortized cost. We performed reviews of the properties collateralizing each bond and concluded that it was probable that we would receive all amounts due. Because we have the ability and intent to hold these bonds or interests in bond securitizations until a recovery of fair value, which may be at maturity, we do not consider the bonds or interests in bond securitizations to be other-than-temporarily impaired at December 31, 2005.

Included in the table above are nine and twelve tax-exempt bonds as of December 31, 2005 and 2004, respectively, for which we took other-than-temporary impairment charges in the past.

Investments on non-accrual status

The following table summarizes bonds on non-accrual status and the treatment of the related interest income as of and for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31,	Face Value of Bonds	Interest Income Recognized	Interest Income Not Recognized (1)
2005	$201,826	$4,881	$11,650
2004	108,084	5,207	3,181
2003	102,758	4,968	2,354
(1)	This amount represents additional annual interest income that would have been recognized had these bonds been on accrual status.

Securitization programs

We securitize assets in order to enhance the overall return on our investments and to generate proceeds that, along with other sources of capital, facilitate the acquisition of additional investments. Below is a listing of the various programs to facilitate the securitization and credit enhancement of our bond investments:

•	the Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATsSM”) program,

•	a tender option bond program with the Federal Home Loan Mortgage Corporation (“Freddie Mac”),

•	a securitization program using MBIA Insurance Corporation (“MBIA”) credit enhancement,

•	a securitization program for community development district (“CDD”) bonds using various financial institutions as credit enhancement providers,

•	a long-term fixed-rate securitization program (“Term Securitization Facility”),

•	a securitization program using Financial Security Assurance, Inc. (“FSA”) as the credit enhancement provider, and

•	a securitization program using Fannie Mae as the credit enhancement provider.

At times we securitize bond investments with counterparties other than those listed above. We securitize assets by depositing one or more bonds into a trust or structuring a transaction whereby a third party deposits one or more bonds into a trust. From the trust, one or more certificates are issued on parity or as senior and subordinate certificates. To increase the attractiveness of the senior certificates to investors, a rated capital partner enhances the credit of the senior certificates or of the underlying bonds. We receive cash proceeds from the sale of the certificates and retain the subordinate certificates. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, a remarketing agent typically resets the rate on the senior certificates weekly. The residual interests retained by us are subordinate securities and receive the residual interest on the bonds after the payment of all fees and the senior certificate interest.

For certain programs, a counterparty provides liquidity to the senior certificates. In such programs, liquidity advances would be used to provide bridge funding for senior certificates tendered upon a failure to remarket senior certificates or upon the occurrence of mandatory tender events.

The liquidity facilities range in term from one to ten years, and those with one-year terms are renewable annually by the liquidity providers. If the liquidity provider does not renew the liquidity facility, we would be forced to find an alternative liquidity provider, sell the senior interests as fixed-rate securities, repurchase the underlying bonds, or liquidate the underlying bond and our investment in the residual interests. Similarly, if the credit enhancer does not renew the credit enhancement facility, we would be forced to find an alternative credit enhancer, repurchase the underlying bonds, or liquidate the underlying bond and our investment in the residual interests. If we are forced to liquidate our investment in the residual interests and potentially the related interest rate swaps (discussed above), we would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2005, $431.2 million and $306.7 million of the senior interests in our securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. As of December 31, 2004, $400.8 million and $186.4 million of the senior interests in our securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively.

Under the FSA securitization program, we refunded bonds into Series A Bonds and Series B Bonds. The Series A Bonds, which are senior to the Series B Bonds, were credit enhanced by FSA and sold to qualified third party investors. The Series A Bonds bear interest at various fixed rates and are subject to mandatory sinking fund redemptions. We retained the Series B Bonds. In February 2005, the Series A Bonds were purchased by Merrill Lynch and securitized in the P-FLOAT program, and we purchased $55,000 (face amount) in residual interests in the P-FLOAT trusts.

We also enter into various forms of interest rate protection in conjunction with these securitization programs through the use of interest rate swap agreements. Refer to footnote 8 for further information.

As illustrated by the table below, in establishing and managing our securitization programs, we endeavor to maintain a diverse array of capital partners:

December 31, 2005
Sponsor	Nature of Senior Security	Provider of Credit Enhancement	Provider of Liquidity	Fair Value of Bonds (1)	Face Amount of Senior Security Outstanding	Fair Value of Residual Interest	Percentage of Total Senior Securities Outstanding (2)
On Balance Sheet Securitizations:
Merrill Lynch	Short-term, floating rate, weekly reset (3)	Merrill Lynch, FSA or Fannie Mae	Merrill Lynch	$537,022	$522,869	$14,153	60.0%
Freddie Mac	Fixed	Freddie Mac	Freddie Mac	86,287	63,585	22,702	7.3
MBIA	Short-term, floating rate, weekly reset	MBIA	Bayerisch Landesbank (BLB)	88,292	94,000	(5,708)	10.8
CDD	Fixed	Compass Bank	N/A	43,604	41,247	2,357	4.7
Other	Weekly reset or fixed	Compass Bank or SunTrust	Compass Bank or SunTrust	35,927	31,372	4,555	3.6

Subtotal				791,132	753,073	38,059	86.4%
Off Balance Sheet Securitizations:
CDD	Fixed	Compass Bank	N/A	121,545	118,358	3,187	13.6

Total				$912,677	$871,431	$41,246	100.0%

December 31, 2004
Sponsor	Nature of Senior Security	Provider of Credit Enhancement	Provider of Liquidity	Fair Value of Bonds (1)	Face Amount of Senior Security Outstanding	Fair Value of Residual Interest	Percentage of Total Senior Securities Outstanding (2)
On Balance Sheet Securitizations:
Merrill Lynch	Short-term, floating rate, weekly reset (3)	Merrill Lynch or Fannie Mae	Merrill Lynch	$269,535	$262,512	$7,023	38.0%
Freddie Mac	Fixed	Freddie Mac	Freddie Mac	87,333	63,835	23,498	9.3
MBIA	Short-term, floating rate, weekly reset	MBIA	Bayerische Landesbank (BLB) and Landesbank Baden-Wurttenberg (LBBW)	134,486	138,315	(3,829)	20.1
Term	Fixed	MMA Credit Enhancement I, LLC through the pledge of additional bonds	N/A	36,009	43,170	(7,161)	6.3
CDD	Fixed	Compass Bank	N/A	43,807	41,616	2,191	6.0
Other	Weekly reset or fixed	Compass Bank	Compass Bank	12,823	12,330	493	1.8

Subtotal				583,993	561,778	22,215	81.5%
Off Balance Sheet Securitizations:
FSA Bonds	Fixed	FSA	N/A	121,675	66,900	54,775	9.7
CDD	Fixed	Compass Bank	N/A	64,668	61,005	3,663	8.8

Subtotal				186,343	127,905	58,438	18.5%

Total				$770,336	$689,683	$80,653	100.0%

(1)	This amount represents the fair value of bonds held in securitization trusts and is not indicative of the fair value of all our bonds included in our consolidated balance sheets.
(2)	This percentage is calculated by dividing the face amount of the senior security outstanding from each securitization program by the total face amount of all senior securities outstanding.
(3)	At December 31, 2005, $80.7 million of senior securities had a fixed rate for a term of three months to three years and at December 31, 2004, $15.0 million of senior securities had a fixed rate for a term of one to three years.

NOTE 6—LOANS RECEIVABLE

Our loans receivable primarily consist of construction loans and supplemental loans as well as other taxable loans. The following table summarizes loans receivable by loan type at December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004
Loan type:
Construction loans	$518,899	$502,443
Taxable supplemental loans	72,931	63,611
Other taxable loans	123,922	51,793

	715,752	617,847

Allowance for loan losses	(3,120)	(2,712)

Total	$712,632	$615,135

Loans receivable held for sale primarily consist of taxable permanent loans and are not included in the table above. As of December 31, 2005 and 2004, loans receivable held for sale were $91.2 million and $7.1 million, respectively.

Supplemental loans and other taxable loans

Supplemental loans include pre-development, bridge and other loans. Pre-development loans are project-specific short-term loans for qualifying, early stage pre-development expenditures and are structured to be repaid by the first installments of equity or construction financing. Bridge and other loans have expenditure purposes and sources of repayment that may or may not be limited to a single project. Bridge and other loans are repaid with general operating cash flow of the development or other capital sources of the borrower, including cash flows from other investments.

Collateral for the supplemental loans can take many forms, including a mortgage against land or other real estate, assignment of syndication proceeds, assignment and pledge of developer fees, assignment and pledge of cash flows from properties as well as corporate and personal guarantees.

Other taxable loans primarily consist of mezzanine financing and certain taxable loans made in conjunction with our tax-exempt bond investments.

Loan programs

We conduct financing activities through certain subsidiaries that originate loans on behalf of or in conjunction with the following entities and their respective programs:

•	Fannie Mae—Delegated Underwriting and Servicing (“DUS”) program

•	Government National Mortgage Association (“GNMA”)—GNMA Mortgage Backed Security program

•	Federal Housing Administration (“FHA”)

•	US Department of Housing and Urban Development (“HUD”)—HUD’s Multifamily Accelerated Processing program

•	Federal Home Loan Mortgage Corporation (“Freddie Mac”)—Targeted Affordable Housing and Program Plus programs

These entities’ programs provide us with an important source of liquidity. Typically, the loans originated in conjunction with these programs are underwritten and structured in accordance with the terms of these programs.

In addition, our subsidiaries must meet certain financial requirements including maintaining a minimum net worth, liquidity and insurance coverage as well as holding collateral with a custodian. At December 31, 2005, we were in compliance with all such requirements. Certain programs require us to bear a portion of losses incurred on underlying loans through risk-sharing agreements. Under the risk-sharing agreements, we are responsible for losses on individual loans at varying percentages, in no case greater than 40% of the original unpaid principal balance of the loan or loans covered by the agreement (see guarantee table in Note 9). In addition, at times we retain the servicing rights attached to the loans. The fees we earn for servicing these loans are based on a percentage of the unpaid principal balance of the loans. The servicing portfolio balance related to these programs was $4.8 billion and $1.2 billion at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, we incurred losses on this portfolio of $0.2 million, $0 and $0.5 million, respectively.

On a limited basis, we originate permanent loans through other mortgage conduits. These mortgage conduits provide an alternative liquidity strategy for the delivery of permanent loans. These conduits are not contractually obligated to purchase any loans. We originated $62.0 million and $15.4 million through other conduit relationships for the years ended December 31, 2005 and 2004, respectively.

Trust and escrow funds

We maintain certain escrow accounts and trust accounts related to principal and interest payments and to escrow funds received but not yet remitted to investors or others on loans we service. These accounts are segregated into special accounts and are excluded from our assets and liabilities.

Loans on non-accrual status

The following table summarizes loans on non-accrual status and the treatment of the related interest income as of and for the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31,	Face Value of Loans	Interest Income Recognized	Interest Income Not Recognized (1)
2005	$64,425	$2,100	$3,573
2004	76,769	2,140	2,942
2003	33,941	1,625	1,266

(1)	This amount represents additional annual interest income that would have been recognized had these loans been on accrual status. At times, we make loans though back-to-back investments where we borrow funds from the Group Trust and lend the proceeds to developers. The Group Trust bears the risk of loss with respect to these underlying investments and as such, if interest income is not recognized by us, we are not required to pay interest expense to the Group Trust. $917,331, $512,208 and $115,407 of the interest income not recognized related to our Group Trust relationship during 2005, 2004 and 2003, respectively.

Investment in impaired loans and allowance for loan losses

The following table summarizes the total recorded investment in impaired loans at the end of each period, the average recorded investment in the impaired loans during each period, the related allowance for loan losses at the end of each period and the related amount of interest income recognized during the time within that period that the loans were impaired.

December 31,	Face Value of Impaired Loans	Average Face Value	Allowance for Loan Losses	Interest Income Recognized
2005	$10,164	$10,290	$3,120	$780
2004	10,343	9,747	2,712	811
2003	9,605	7,839	1,716	737

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Balance—January 1,	$2,712	$1,716	$1,136
Provisions	566	1,429	653
Write-offs	(84)	(266)	(44)
Recoveries	(74)	(167)	(29)

Balance—December 31,	$3,120	$2,712	$1,716

NOTE 7—INVESTMENTS IN PARTNERSHIPS

The following table summarizes our investments in partnerships by major category as of December 31, 2005 and 2004 and the related net income (losses) from equity investments in partnerships and net loss allocable to minority interest for the years ended December 31, 2005 and 2004:

	Investment in Partnership Balance		Net Income (Loss) from Equity Investment in Partnerships		Net Loss Allocable to Minority Interest
	2005	(Restated) 2004	2005	(Restated) 2004	2005	(Restated) 2004
Non-guaranteed tax credit equity funds:
Investment in real estate operating partnerships (1)	$534,186	$563,113	$(69,000)	$(156,993)	$78,789	$177,390
Guaranteed tax credit equity funds:
Investment in real estate operating partnerships (2)	182,153	149,078	(33,734)	(18,708)	–	–
Investment in real estate operating partnerships—warehousing (3)	85,272	43,873	(1,617)	(2,591)	309	172
Investment in CAPREIT (4)	52,229	55,532	37,225	281	–	–
Investment in real estate operating partnerships-MRC (5)	14,597	–	2,823	–	–	–
Other investments in partnerships (6)	4,077	661	882	(184)	525	–

	$872,514	$812,257	$(63,421)	$(178,195)	$79,623	$177,562

As of December 31, 2005, we have recorded $4.0 million in cumulative losses that were not suspended due to our liability for the obligations of the investee or our partnership liability.

(1)	As a result of FIN 46, we must include on our balance sheet investments by certain non-guaranteed tax credit equity funds. These funds invest in Project Partnerships.
(2)	These investments are Project Partnerships owned by tax credit equity funds where we provide a guarantee or otherwise have continuing involvement in the underlying assets of the fund. As a result of the guarantee, we include the assets of the funds in our consolidated balance sheets until such time as our guarantee expires.
(3)	We acquire, through limited partnerships, equity interests, which typically represent a 99.9% interest in properties expected to earn tax credits. When we have a sufficient number of such limited partnership interests and have identified tax credit investors, we transfer those interests to a tax credit equity fund for the investors’ benefit.
(4)	We make equity investments in income-producing real estate partnerships in joint ventures with CAPREIT, Inc. and its affiliates.
(5)	We make equity investments in income-producing real estate partnerships through MRC and its affiliates.
(6)	Other investments in partnerships primarily relate to a joint venture and other real estate investments from our tax credit equity segment.

Pursuant to FIN 46 and in conjunction with (1) above, the table below summarizes the total assets, liabilities and minority interest equity associated with non-guaranteed tax credit equity funds included in the accompanying consolidated balance sheets as of December 31, 2005 and 2004. The assets and liabilities primarily consist of investments in partnerships, restricted cash and debt:

	2005	(Restated) 2004
Assets	$537,527	$611,284
Liabilities	139,809	187,727
Minority interest equity	399,109	418,495

At times, we take ownership of the general partnership interest in the underlying Project Partnerships in which the tax credit equity funds hold investments. For those property-level general partnership interests, we have discontinued the equity method of accounting and consolidated the underlying Project Partnership pursuant To FIN 46. The following table summarizes the total assets and liabilities of Project Partnerships included in the accompanying consolidated balance sheets as of December 31, 2005 and 2004:

	2005	2004
Assets	$139,067	$178,526
Liabilities	127,879	175,638
Minority interest equity	11,188	2,888

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information with respect to the derivative financial instruments we held at December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004 (Restated)
	Notional Amount	Fair Value (1)		Notional Amount	Fair Value (1)
		Assets	Liabilities (2)		Assets	Liabilities (2)
Interest rate swap agreements (3)	$337,820	$3,736	$1,446	$286,015	$3,102	$4,878
Total return swaps (4)	71,255	239	144	38,200	–	–
Put option agreements (5)	101,155	–	2,022	80,400	–	1,293
Loan commitments (6)	137,889	–	393	–	–	–

Total derivative financial instruments		$3,975	$4,005		$3,102	$6,171

(1)	The amounts disclosed represent the net fair values of all our derivatives at the reporting date.
(2)	The aggregate fair value is included in liabilities for financial reporting purposes.
(3)	For the interest rate swap agreements, notional amount represents the total amount of our interest rate swap contracts ($337,820 as of December 31, 2005 and $320,975 as of December 31, 2004) less the total amount of our reverse interest rate swap contracts ($0 as of December 31, 2005 and $34,960 as of December 31, 2004).
(4)	For the total return swaps, the notional amount represents the total amount of our total return swap contracts.
(5)	For put option agreements, the notional amount represents our aggregate obligation under the put option agreements.
(6)	Loan commitments represent agreements to replace construction loans with longer-term permanent financing originated by us.

Under the terms of certain of our derivative agreements, we are required to comply with net worth covenants and other terms and conditions. We were in compliance with our covenants at December 31, 2005.

Excluding the effects of terminated derivatives, we recognized a net increase in net income of $3.8 million, $10.9 million and $17.7 million for the years ended December 31, 2005, 2004 and 2003 respectively, due to the change in fair value of our derivative instruments.

Financial risk management and interest rate swaps

Senior interests in securitization trusts, which bear interest at floating rates and are reported on our consolidated balance sheet as short-term debt, inherently have exposure to interest rate risk. To reduce our exposure to interest rate risks, we may enter into interest rate swaps. Historically, we have attempted to offset substantially all of our floating interest rate exposure related to securitization trusts; however, a portion of this floating rate exposure is not fully mitigated by economic hedging instruments. As a result, changes in interest rates could result in either an increase or a decrease in our interest income and cash flows associated with these investments.

From time to time, we may terminate interest rate swap agreements or enter into interest rate swap contracts that offset certain of our existing swaps (“reverse interest rate swaps”). We may do this for a number of reasons, including in conjunction with converting portions of our short-term floating rate debt to longer-term, fixed-rate facilities.

Under the interest rate swap agreements, we are obligated to pay the counterparty a fixed or floating rate. In return, the counterparty will pay us a floating rate based on to the weekly BMA Municipal Swap Index (an index of weekly tax-exempt variable rate (“BMA index”)) or the London Interbank Offer Rate (“LIBOR”) or a fixed rate based on the BMA index for the specific term of the swap. The cash paid and received on an interest rate swap is settled on a net basis. The average BMA rate for 2005, 2004 and 2003 was approximately 2.43%, 1.22% and 1.03%, respectively.

Total return swaps

We occasionally enter into total return swaps that are intended to replicate the total return on an underlying investment at a then current market interest rate. We use total return swaps to meet strategic financing and investment objectives. During the term of the swaps, we receive from or pay to a counterparty the excess of the market interest rate plus a margin over the underlying investment rate, which is typically fixed. In addition to our settlement receipt or payment, total return swaps may include a cash settlement at termination, whereby we will receive from or pay to the counterparty an amount equal to the increase or decrease in the market value of the underlying investment. We had seven and two total return swaps outstanding at December 31, 2005 and 2004, respectively.

Put options

We have occasionally entered into put option agreements with counterparties whereby the counterparty has the right to sell to us an underlying investment at a specified price, which we are obligated to purchase. Under the put options, we may receive an annual payment for assuming the purchase obligation that is reflected in net gain (loss) on derivatives in our consolidated statements of income. We recorded $0.7 million, $1.0 million and $1.0 million in income (loss) from put options in 2005, 2004 and 2003, respectively. Additionally, we may receive an annual payment for providing asset management services on the underlying investments. In general, we may either net settle the put or take possession of the assets underlying the puts. We had four and three put options outstanding at December 31, 2005 and 2004, respectively.

Loan commitments

In 2005, we began to issue forward loan commitments with fixed interest rate collars. These forward loan commitments provide future permanent financing at conversion for existing construction loans once construction is complete on the underlying project. These permanent loans are characterized as loans held for sale and ultimately held for sale to Fannie Mae.

The interest rate on the permanent loan is subject to a cap and a floor that are set through the terms of a collar that we sell to the borrower. These commitments expose us to potential gains and losses due to the volatility of interest rates and any interest rate fluctuations that occur between the time the commitment is issued and the permanent financing is closed. The discounted estimated gain or loss at the conversion of the construction loan to a permanent loan represents the value of the forward commitments and collars. We had 26 forward loan commitments outstanding as of December 31, 2005.

2005 transactions

We entered into a contractual arrangement whereby the counterparty to the arrangement will purchase tax-exempt bonds from us or a third party and hold the bonds for a minimum of 30 days. We will have the option to bid for the purchase of the bonds at the time of sale by the counterparty. Regardless of whether we purchase the bonds, we will pay to the counterparty or receive from the counterparty amounts for any declines or increases in the bonds’ market values from the date of purchase to the date of swap termination. The arrangement is considered a derivative transaction and is included in the balance of the total return swaps in the table above. The total maximum notional amount of the swaps is $50.0 million, based on the underlying value of the bonds held by the counterparty. We receive an annual fee of 1.50% to 2.00% of the outstanding notional amount of the swap. During the term of the swap, we are required to post collateral equal to the amount by which the purchase price of the bond or bonds subject to the swap exceeds the quoted market value by more than $1.0 million. Individual swaps have specified maturity dates; however the contractual arrangement itself does not have a termination date. As of December 31, 2005, we had five swaps outstanding under this arrangement with a total notional amount of $33.1 million. During 2005, we realized a gain of $0.3 million at swap termination under this arrangement.

In conjunction with a new non-revolving term financing facility (see Note 11), we entered into a new interest rate swap contract with a total notional amount of $22.0 million. In addition, we entered into four other interest rate swaps with a total notional amount of $121.9 million, a reverse interest rate swap with a notional amount of $75.0 million and a total return swap with a notional amount of $30.0 million. We terminated interest rate swap contracts with a total notional amount of $110.0 million and a reverse interest rate swap with a notional amount of $75.0 million. We realized a gain of $5.0 million on the termination of these swaps.

2004 transactions

In 2004, we terminated swap contracts with a total notional amount of $76.4 million. We recorded a net loss of $5.0 million on the termination of these interest rate swaps. In addition, we entered into new swap contracts with a total notional amount of $110.6 million.

NOTE 9—GUARANTEES AND COLLATERAL

Guarantees

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The following table summarizes our guarantees by type at December 31, 2005 and 2004.

	December 31,
(in millions)	2005		2004
Guarantee	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Loss-sharing agreements with Fannie Mae, GNMA and HUD (1)	$534.9	$1.4	$189.1	$0.3
Tax credit-related guarantees (2)	547.7	252.7	417.0	185.8
Other financial/payment guarantees (3)	410.8	280.3	295.2	166.1
Letter of credit guarantees (4)	136.3	54.2	152.5	76.6
Indemnification contracts (5)	186.5	119.4	32.0	11.1

	$1,816.2	$708.0	$1,085.8	$439.9

(1)	As a Fannie Mae DUS lender and GNMA loan servicer, we may share in losses relating to underperforming real estate mortgage loans delivered to Fannie Mae and GNMA. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan we originated and sold to Fannie Mae, we may be required to make servicing advances to Fannie Mae. Also, we may participate in a deficiency after foreclosure on Fannie Mae DUS and GNMA loans. The term of the loss sharing agreement is based on the contractual requirements of the underlying loans delivered to Fannie Mae and GNMA, which varies to a maximum of 40 years. Through December 31, 2005, our loss sharing history with respect to these agreements has been nominal.
(2)	We acquire and sell interests in partnerships that provide low-income housing tax credits for investors. In conjunction with the sale of these partnership interests, we may provide performance guarantees on the underlying properties owned by the partnerships or guarantees to the fund investors. These guarantees have various expirations to a maximum term of 20 years.
(3)	We have entered into arrangements that require us to make payments in the event that a specified third party fails to perform on its financial obligations. We typically provide these guarantees in conjunction with the sale of an asset to a third party or our investment in equity ventures. The terms of such guarantees vary based on loan payoff schedules or our divestitures.
(4)	We provide a guarantee of the repayment on losses incurred under letters of credit issued by third parties or to provide substitute letters of credit at a predetermined future date. In addition, we may provide a payment guarantee for certain assets in securitization programs. These guarantees expire at various dates through September 2017.
(5)	We have entered into indemnification contracts, which require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset or liability of the guaranteed party. These agreements typically require us to reimburse the guaranteed party for legal and other costs in the event of an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in the tax law or an adverse interpretation of the tax law. The term of the indemnification varies based on the underlying program life, loan payoffs, or our divestitures. Based on the terms of the underlying contracts, the maximum exposure amount only includes amounts that can be reasonably estimated at this time. The actual exposure amount could vary significantly.

Collateral and restricted assets

The following summarizes the assets, equity or letters of credit we have pledged as collateral or that are considered restricted at December 31, 2005 and 2004.

	December 31, 2005
	Restricted Cash & Cash Equivalents	Tax-exempt Bonds	Taxable Bonds	Loans Receivable	Investments in Partnerships	Letters of Credit	Total
Tax credit equity fund cash (1)	$69,336	$–	$–	$–	$–	$–	$69,336
Guaranteed equity fund collateral (2)	3,000	156,660	–	–	–	32,270	191,930
Margin call deposits (3)	–	–	–	–	–	–	–
Bonds held in securitization trusts (4)	–	794,066	–	–	–	–	794,066
Collateral for securitization programs (5)
Merrill Lynch P-Floats	–	138,913	–	–	–	–	138,913
MBIA	17,000	78,191	–	–	–	–	95,191
Term securitization facility	–	–	–	–	–	–	–
Fannie Mae Credit Enhancement	–	–	–	–	–	–	–
Notes payable, warehouse lending and lines of credit (6)	–	–	22,220	659,002	76,533	–	757,755
Other collateral (7)	7,002	55,133	–	–	–	4,000	66,135

Total	$96,338	$1,222,963	$22,220	$659,002	$76,533	$36,270	$2,113,326

	December 31, 2004
	Restricted Cash & Cash Equivalents	Tax-exempt Bonds	Loans Receivable	Investments in Partnerships	Letter of Credit	TE Bond Common Equity	Total
Tax credit equity fund cash (1)	$49,100	$–	$–	$–	$–	$–	$49,100
Guaranteed equity fund collateral (2)	1,700	73,809	–	–	–	–	75,509
Margin call deposits (3)	452	–	–	–	–	–	452
Bonds held in securitization trusts (4)	–	587,656	–	–	–	–	587,656
Collateral for securitization programs (5)
Merrill Lynch P-Floats	–	134,361	–	–	–	–	134,361
MBIA	17,000	78,897	–	–	–	–	95,897
Term securitization facility	–	35,251	–	–	–	–	35,251
Fannie Mae Credit Enhancement	1,330	–	–	–	–	–	1,330
Notes payable, warehouse lending and lines of credit (6)	580	95,942	557,163	38,966	–	–	692,651
Other collateral (7)	2,674	118,730	–	–	5,443	294,757	421,604

Total	$72,836	$1,124,646	$557,163	$38,966	$5,443	$294,757	$2,093,811

(1)	Under the lease method of accounting for guaranteed tax credit equity funds and due to the consolidation of certain other funds in accordance with FIN 46, we report the restricted cash of the funds in our consolidated balance sheet. The cash is to be used primarily for investments by the consolidated funds in Project Partnerships, payments of fees to us and other approved uses as set out in the funds’ partnership agreements.
(2)	We may provide guarantees in connection with the syndication of a tax credit equity fund. In conjunction with these guarantees, at times we are required to maintain certain levels of collateral in the form of cash and cash equivalents, tax-exempt bonds and letters of credit.
(3)	Under the terms of our interest rate swap agreements with counterparties, we are required to maintain cash deposits (“margin call deposits”). The margin call deposit requirements are specific to each counterparty. We must make margin call deposits when the total fair value of our outstanding swap obligations to any one counterparty is, in most cases, greater than $1.0 million. In certain cases, we are also required to post an independent amount of up-front collateral on the swap contracts.
(4)	Pursuant to FAS 140 and FIN 46, included in our consolidated balance sheet are bonds that are held in securitization trusts and interests in bond securitizations. The bonds held in securitization trusts are not pledged, however we do not have control over them; therefore we consider these assets to be restricted. The interests in bond securitizations also are not pledged; however they represent the first-loss position in securitization trusts and are restricted in nature. As of December 31, 2005, we had $791.1 million of bonds held in securitization trusts and $2.9 million of interests in bond securitizations. As of December 31, 2004, we had $584.0 million of bonds held in securitization trusts and $3.7 million of interests in bond securitizations.
(5)	In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to us without posting additional collateral, we have pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. From time to time, we may also post cash or cash equivalents to this pool.

(6)	We pledge cash and cash equivalents, bonds, loans and investments in partnerships as collateral for our notes payable, warehouse lending arrangements and line of credit borrowings.
(7)	We may elect to pledge collateral in connection with other guarantees, derivative transactions, first loss positions and leases or on behalf of our customers in order to facilitate credit and other collateral requirements. Collateral posted on behalf of our customers is considered temporary and we expect to be fully reimbursed. The $4.0 million and $5.4 million letter of credit for 2005 and 2004, respectively, is pledged as collateral for our loss-sharing agreement with Fannie Mae. The $294.8 million TE Bond Subsidiary, LLC (one of our subsidiaries) common equity for 2004 is pledged as collateral for a total return swap of a promissory note with Merrill Lynch.

NOTE 10—MORTGAGE SERVICING RIGHTS

At December 31, 2005 and 2004, we had capitalized mortgage servicing rights (“MSRs”) with a carrying value of $63.5 million and $11.0 million, respectively, net of accumulated amortization of $11.9 million and $5.0 million, respectively. The December 31, 2005 balance of $63.5 million represents $63.9 million in MSR assets offset by $0.4 million in MSR liabilities. The December 31, 2004 balance of $11.0 million represents $11.4 million in MSR assets offset by $0.4 million in MSR liabilities (included in other liabilities). The following table shows the activity for the years ended December 31, 2005 and 2004.

	2005	(Restated) 2004
Balance—January 1,	$10,989	$9,816
MSRs obtained through acquisition of a business	53,968	–
MSRs retained on sales of loans	5,625	1,869
Amortization	(7,098)	(696)

Balance—December 31,	$63,484	$10,989

At December 31, 2005, we estimated the fair values of our MSRs to be $80.9 million. Our fair values were based upon our own assessment and by obtaining market information from external sources. The significant assumptions used in estimating the fair values at December 31, 2005 were as follows:

Weighted average discount rate	13.53%
Weighted average lock-out period	17.1 years
Float and escrow earnings rate	4.39% to 4.88%

We created loan level prepayment curves for each loan to simulate prepayment behavior for our analysis. Conditional prepayment rates (“CPR”) were set at 0% during the lockout period regardless of the underlying loan rate. After the lockout expiration date and if the loan was subject to a prepayment penalty provision, we applied a CPR of 2% to 10% depending on the loan rate. At the end of the prepayment penalty period, we applied a terminal CPR of 2% to 25% depending on the loan rate.

The table below illustrates hypothetical, fair values of MSRs at December 31, 2005 caused by assumed immediate changes to key assumptions that are used to determine fair value.

Fair value of MSRs at December 31, 2005	$80,864
Discount rate:
Fair value after impact of +20% change	72,894
Fair value after impact of +10% change	76,681
Fair value after impact of -10% change	85,507
Fair value after impact of -20% change	90,689
Earnings rate:
Fair value after impact of +20% change	87,615
Fair value after impact of +10% change	84,239
Fair value after impact of -10% change	77,488
Fair value after impact of -20% change	74,113
Prepayment speed:
Fair value after impact of +20% change	77,945
Fair value after impact of +10% change	79,368
Fair value after impact of -10% change	82,438
Fair value after impact of -20% change	84,100

At December 2004, the fair value of the MSRs approximated the carrying value.

NOTE 11—NOTES PAYABLE AND DEBT

General terms of notes payable and debt

Our notes payable consist primarily of notes payable and advances under line of credit arrangements, which are used to:

•	finance lending needs;

•	finance working capital needs;

•	warehouse real estate operating partnerships before they are placed into tax credit equity funds; and

•	warehouse permanent loans before they are purchased by third parties.

Our short- and long-term debt relates to securitization transactions and other financing transactions that we have recorded as borrowings. Long-term debt balances mature at various times through 2030. Interest rates on long-term debt range from 3.38% to 12.00%.

Long-term notes payable are amounts borrowed to finance construction-lending activities. These balances mature at various times through 2007. Interest rates on long-term notes payable range from 5.25% to 8.25%. The weighted average interest rate on notes payable and debt due in one year was 4.62% and 3.41% at December 31, 2005 and 2004, respectively.

We rely on short-term lines of credit with commercial banks and finance companies to finance our growth. These borrowings are used to fund and are secured by construction loans, supplemental loans and tax-exempt bonds and also fund general business needs. While many of these lines are payable on demand by the lender, they all mature throughout 2006. Borrowings under these lines are typically subject to certain financial covenants and restrictions on liquidity, indebtedness, consolidated net worth, financial guarantees and other related items.

We have established relationships with pension funds through the Group Trust and MMER. The Group Trust was established by a group of pension funds for the purpose of investing in real estate. The Group Trust provides loans and lines of credit to finance a variety of our loan products. In addition, the Group Trust provides credit support for our short-term credit facilities.

MMER is a Maryland real estate investment trust established by a group of pension funds including those invested in the Group Trust. MMER acquires equity interests in market rate income-producing real estate partnerships and provides us with short-term lines of credit to finance our lending activities. A subsidiary of MMA Financial Holdings, Inc., a wholly owned subsidiary of MuniMae, is the investment manager for the Group Trust and MMER and receives advisory fees for these services. We also earn origination fees on the placement of equity interests in real estate partnerships with MMER, debt investments with the Group Trust and the placement of direct equity or debt investments with individual pension funds.

The following table provides certain information with respect to our short-term lines of credit as of December 31, 2005 and 2004.

	December 31,
	2005	2004
Total available under revolving lines of credit	$772,000	$757,000
Interest rate range on lines of credit (1)	5.24% –7.0%	3.3% –5.3%
Outstanding balance	$349,762	$307,306
Weighted average interest rate on outstanding balance	4.8%	4.0%
(1)	Excluding rate reduction programs

Notes payable also include lines of credit and factored and mortgage notes payable of our consolidated tax credit equity funds and Project Partnerships. The lines of credit are non-recourse and not guaranteed by us. The factored notes payable are obligations of the limited partners (investors) of the tax credit equity funds and collateralized by the investors’ subscription receivables. The factored notes payable are non-recourse and not guaranteed by us. The mortgage notes payable are obligations of Project Partnerships, in which we are the general partner, and are non-recourse and not guaranteed by us.

The following tables summarize the outstanding balance and annual maturities of notes payable and debt as of December 31, 2005 and 2004.

	December 31,
	2005	2004
Short-term notes payable	$192,555	$193,311
Lines of credit (1)	349,762	307,306
Short-term debt	693,785	414,193

Total short-term notes payable and debt	1,236,102	914,810

Lines of credit (1)	43,890	14,080
Long-term notes payable	99,056	173,440
Long-term debt	104,215	162,978

Total long-term notes payable and debt	247,161	350,498

Tax credit equity fund debt	151,177	187,887
Mortgage notes payable	94,716	132,237

Total notes payable and debt	$1,729,156	$1,585,432

(1)	The gross capacity under our lines of credit at December 31, 2005 was $824.0 million of which, $39.0 million is available for letters of credit (See Note 16). At December 31, 2005, $393.7 million on our line of credit and $11.4 million of our letter of credit capacity was drawn.

Annual maturities of notes payable and debt are as follows:

2006	$1,236,102
2007	100,443
2008	49,965
2009	1,495
2010	23,660
Thereafter	71,598
Mortgage and factored notes payable	245,893	(1)

Total	$1,729,156

(1)	Mortgage and factored notes payable and lines of credit related to the consolidated tax credit equity funds and Project Partnerships are excluded from the annual maturities table due to the lack of necessary information to determine the appropriate maturities.

2005 Transactions

We entered into a new term financing facility of up to $22.0 million with Compass Bank. The facility is secured by certain taxable bonds and has a maturity date of May 1, 2010. Interest accrues at LIBOR plus a spread. In connection with this facility, we entered into certain interest rate swap agreements (see Note 8).

In connection with the Glaser acquisition, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”). The Credit Agreement provides revolving loans to us to finance specified types of mortgage loans, investments and advances in an amount up to $160.0 million through December 31, 2005 and $75.0 million thereafter and is subject to sub-limits for particular classifications of borrowings. The revolving loans have varying maturities of up to 90 days as agreed upon between U.S. Bank and us. Depending on the type of borrowing, revolving loans bear interest at either U.S. Bank’s prime rate or a floating rate, reset daily, equal to the one-month LIBOR plus a spread. The revolving loans are secured by a first priority lien on specified loans, mortgages, investments and advances financed under the Credit Agreement. The Credit Agreement matures on September 29, 2006.

We entered into a revolving warehouse facility of up to $30.0 million with SunTrust Bank. The facility is secured by taxable bonds and loans held, and it matures on August 31, 2008. Interest accrues on this facility at the three-month LIBOR plus a spread.

We amended and restated the $250.0 million long-term line of credit with Bank of America, N.A. (“Bank of America”), which extended the maturity of the line one year to November 2006 and decreased the amount of the facility to $140.0 million.

The Warehousing Credit and Security Agreement with Residential Funding Corporation with an available credit line of $200.0 million, expired on October 31, 2005 and the principal thereunder was paid in full.

2004 Transactions

We entered into a $250.0 million long-term line of credit with Bank of America, which will be used to fund tax-exempt bonds and taxable construction loans. The line of credit expires in November 2006, unless extended. Borrowings under this line of credit bear interest at either (1) the Eurodollar rate plus a spread or (2) the higher of the Federal Funds Rate plus a spread or Bank of America’s prime rate. Our tax-exempt bonds and taxable construction loans collateralize these borrowings.

Covenant compliance

Under the terms of the various credit facilities, we are required to comply with financial covenants including net worth, interest coverage, leverage, liquidity, collateral and other terms and conditions.

As of December 31, 2005, we were in compliance with all material financial covenants in our credit facilities.

NOTE 12—SUBORDINATE DEBENTURES

In 2003, one of our consolidated indirect wholly owned subsidiaries, MMA Financial Holdings, Inc., (“MFH”), formed MFH Financial Trust I (“MFH Trust I”) as a special purpose financing entity. In 2005, MFH formed MFH Capital Trust 2 (“MFH Trust II”) and MFH Capital Trust 3 (“MFH Trust III”) as special purpose financing entities. Pursuant to FIN 46, we have determined that we are not the primary beneficiary, and therefore, do not consolidate these special purpose financing entities.

8.05% Subordinate Debentures Purchased by MFH Trust II

On March 15, 2005, MFH Trust II sold $50.0 million of its 8.05% preferred securities, liquidation amount of $1,000 per preferred security, which MFH and we guaranteed (the “MFH Trust II Preferred Securities”) to qualified institutional investors. The MFH Trust II Preferred Securities bear interest at an annual rate of 8.05% through the interest payment date in March 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to three month LIBOR plus 3.30% per annum of the liquidation amount and may be redeemed in whole or in part beginning on March 30, 2010. Cash distributions on the MFH Trust II Preferred Securities are paid quarterly.

MFH Trust II used the proceeds from the offering to purchase 8.05% junior subordinated debentures issued by MFH with substantially the same economic terms as the MFH Trust II Preferred Securities that are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt (the “8.05% Debentures”). We have fully and unconditionally guaranteed all of MFH’s obligations on the 8.05% Debentures. MFH used the net proceeds from the issuance of the 8.05% Debentures to (a) repay a portion of a loan from an affiliate, (b) repay other indebtedness of MFH and its affiliates and (c) for general corporate purposes. MFH Trust II can make distributions to holders of the MFH Trust II Preferred Securities only if MFH makes payments on the 8.05% Debentures. MFH Trust II must redeem the MFH Trust II Preferred Securities when and to the extent the 8.05% Debentures are paid at maturity (March 30, 2035) or earlier redeemed.

7.62% Subordinate Debentures Purchased by MFH Trust III

On June 28, 2005, MFH Trust III sold $38.8 million of its 7.62% preferred securities, liquidation amount of $1,000 per preferred security, which MFH and we guaranteed (the “MFH Trust III Preferred Securities”) to qualified institutional investors. The MFH Trust III Preferred Securities bear interest at an annual rate of 7.62% through the interest payment date in June 2015, to be adjusted thereafter to a variable rate, reset quarterly, equal to three month LIBOR plus 3.30% per annum of the liquidation amount and may be redeemed in whole or in part beginning on July 30, 2010. Cash distributions on the MFH Trust III Preferred Securities are paid quarterly.

MFH Trust III used the proceeds from the offerings to purchase 7.62% junior subordinated debentures issued by MFH with substantially the same economic terms as the MFH Trust III Preferred Securities that are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt (the “7.62% Debentures”). We have fully and unconditionally guaranteed all of MFH’s obligations on the 7.62% Debentures. MFH used the net proceeds from the issuance of the 7.62% Debentures to fund a portion of the acquisition of Glaser (described above in Note 4). MFH Trust III can make distributions to holders of the MFH Trust III Preferred Securities only if MFH makes payments on the 7.62% Debentures. MFH Trust III must redeem the MFH Trust III Preferred Securities when and to the extent the 7.62% Debentures are paid at maturity (July 30, 2035) or earlier redeemed.

9.5% Subordinate Debentures Purchased by MFH Trust I

On May 3, 2004, MFH Trust I sold $60.0 million of its 9.5% preferred securities, liquidation amount of $100 per preferred security, which MFH and we guaranteed (the “MFH Trust I Preferred Securities”) to qualified institutional investors. In September 2004, there was a sale of an additional $24.0 million of MFH Trust I Preferred Securities to qualified institutional investors. The $60.0 million of MFH Trust I Preferred Securities were sold with an underwriters’ discount of $3.15 per MFH Trust I Preferred Security or $1.9 million in the aggregate. The additional $24.0 million of Trust I Preferred Securities did not include an initial purchasers’ discount. MFH paid the entire initial purchasers’ discount as well as offering expenses on behalf of MFH Trust. The MFH Trust I Preferred Securities bear interest at an annual rate of 9.5% through the interest payment date of May 5, 2014, to be adjusted thereafter to a rate which is equal to the greater of (a) 9.5% per annum or (b) the rate per annum which is equal to 6.0% plus the then current U.S. Treasury Note with a maturity nearest to May 5, 2024. The Trust I Preferred Securities may be redeemed in whole or in part on May 5, 2014. Cash distributions on the Trust I Preferred Securities are paid quarterly.

MFH Trust I used the proceeds from the offering to purchase Junior Subordinated Debentures (the “Debentures”) issued by MFH. The Debentures have substantially the same economic terms as the Trust I Preferred Securities. MFH Trust I can make distributions to the Trust I Preferred Securities only if MFH makes payments on the Debentures. The Debentures are unsecured obligations and are subordinate to all of MFH’s existing and future senior debt. Pursuant to the transaction documents for the MFH Trust I Preferred Securities, we have effectively fully and unconditionally guaranteed the MFH Trust I Preferred Securities. MFH loaned the net proceeds from the $60.0 million offering to one of its subsidiaries, which in turn used the proceeds to pay off inter-company indebtedness to us. MFH used the net proceeds from the $24.0 million offering to repay a portion of an inter-company loan from us. We used these amounts to repay a portion of our indebtedness as well as for general corporate purposes. MFH Trust must redeem the Trust Preferred Securities when and to the extent the Debentures are paid at maturity or earlier redeemed.

The Debentures, together with the 7.62% and 8.05% Debentures, are included in the accompanying consolidated balance sheet as a long-term liability at the liquidation preference value of $172.8 million. In addition, net offering costs of $5.2 million related to the securities are recorded as debt issuance costs and included in other assets in the accompanying consolidated balance sheet. The offering costs paid by MFH are amortized to interest expense in the accompanying consolidated income statement over a 30-year period based on the call option of the preferred shares. Distributions for all subordinate debentures totaled $12.7 million and $4.6 million for the years ended December 31, 2005 and 2004, respectively. The distributions are included in interest expense on debentures and preferred shares in the accompanying consolidated income statement.

NOTE 13—PREFERRED SHARES

In November 2005, one of our subsidiaries, TE Bond Subsidiary, LLC (“TE Bond Sub”) completed a $100.0 million private placement of rated tax-exempt perpetual preferred shares (“Preferred Shares”). The net proceeds of $97.7 million were used to acquire investments that produce tax-exempt interest income and for general corporate purposes, which may include the repayment of indebtedness of TE Bond Sub.

In October 2004, TE Bond Sub completed a $73.0 million private placement of rated tax-exempt perpetual preferred shares. The net proceeds of $71.0 million were used to acquire investments that produce tax-exempt interest income and for general corporate purposes of TE Bond Sub.

As of December 31, 2005, TE Bond Sub had both preferred shares and mandatorily redeemable preferred shares outstanding. In addition to the quarterly distributions described below, the holders of both the preferred shares and the mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any net capital gains recognized by TE Bond Sub during the immediately preceding taxable year. The following discussion and related tables summarize the significant terms of each.

Preferred Shareholders’ Equity in a Subsidiary Company

As of December 31, 2005, TE Bond Sub had ten series of preferred shares, excluding the mandatorily redeemable preferred shares described below.

The Series A-2, A-3, and A-4 Preferred Shares (“Series A Preferred Shares”) bear interest at rates ranging from 4.90%, to 5.125% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub. The Series A Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A Preferred Shares are equal in priority of payment to the Series A and A-1 Mandatorily Redeemable Preferred Shares. The Series B-2 and B-3 Preferred Shares (“Series B Preferred Shares”) bear interest at 5.20% and 5.30% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after interest payments to the Series A and A-1 Mandatorily Redeemable Preferred Shares and the Series A Preferred Shares. The Series B Preferred Shares are equal in priority of payment to the Series B and B-1 Mandatorily Redeemable Preferred Shares. The Series C, C-1, C-2 and C-3 Preferred Shares (“Series C Preferred Shares”) bear interest at rates ranging from 4.70% to 5.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after payments to the Series A, A-1, B and B-1 Mandatorily Redeemable Preferred Shares and the Series A and B Preferred Shares. The Series C-1, C-2 and C-3 Preferred Shares are equal in priority of payment to the Series C Preferred Shares, which are senior to the Series D Preferred Shares. The Series D Preferred Shares bear interest at 5.90% per annum, or if lower, the aggregate net income of TE Bond Sub, after payments to the Series A, A-1, B and B-1 Mandatorily Redeemable Preferred Shares and the Series, A, B, and C Preferred Shares. The Series D Preferred Shares are junior in priority of payment to all other Preferred Shares and Mandatorily Redeemable Preferred Shares. Because we hold all of the common equity interest in TE Bond Sub, we are allocated any income from TE Bond Sub available after payment of the cumulative distributions of the Series D Preferred Shares. The initial distribution for the Preferred Shares issued in 2004, which was for the period from October 19, 2004 to December 31, 2004, was paid on January 31, 2005. The initial distribution for the Preferred Shares issued in 2005, which was for the period from November 4, 2005 to December 31, 2005, was paid on January 31, 2006. After payment of the initial distribution, distributions on the Preferred Shares are payable, once declared, on each January 31, April 30, July 31 and October 31. Distributions for the preferred shares totaled $5.0 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively. The distributions are included in net loss allocable to minority interest in the accompanying consolidated income statement.

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

The following table provides a summary of certain terms of the Preferred Shares.

	Issue Date	Number of Shares	Par Amount per Share	Dividend Rate	First Remarketing Date	Optional Redemption Date
Series A-2 Preferred Shares	October 19, 2004	10	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series A-3 Preferred Shares	November 4, 2005	9	2,000,000	4.95	September 30, 2012	September 30, 2012
Series A-4 Preferred Shares	November 4, 2005	8	2,000,000	5.125	September 30, 2015	September 30, 2015
Series B-2 Preferred Shares	October 19, 2004	7	2,000,000	5.20	September 30, 2014	September 30, 2014
Series B-3 Preferred Shares	November 4, 2005	11	2,000,000	5.30	September 30, 2015	September 30, 2015
Series C Preferred Shares	October 19, 2004	13	1,000,000	4.70	September 30, 2009	September 30, 2009
Series C-1 Preferred Shares	October 19, 2004	13	1,000,000	5.40	September 30, 2014	September 30, 2014
Series C-2 Preferred Shares	October 19, 2004	13	1,000,000	5.80	September 30, 2019	September 30, 2019
Series C-3 Preferred Shares	November 4, 2005	10	1,000,000	5.50	September 30, 2015	September 30, 2015
Series D Preferred Shares	November 4, 2005	17	2,000,000	5.90	September 30, 2015	September 30, 2020

Preferred Shares Subject to Mandatory Redemption

Pursuant to FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” we have classified the liquidation preference value of our preferred shares subject to mandatory redemption (collectively, the “Mandatorily Redeemable Preferred Shares”) of $168.0 million to a separate line in the liability section of the consolidated balance sheets. In addition, offering costs of $7.5 million related to the Mandatorily Redeemable Preferred Shares have been classified as other assets. As of December 31, 2005, TE Bond Sub had four series of mandatorily redeemable preferred shares outstanding.

The Series A and A-1 Mandatorily Redeemable Preferred Shares bear interest at 6.875% and 6.30% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub. The Series A and A-1 Mandatorily Redeemable Preferred Shares have a senior claim to the income derived from the investments owned by TE Bond Sub. The Series A-1 Mandatorily Redeemable Preferred Shares are equal in priority of payment to the Series A Mandatorily Redeemable Preferred Shares. The Series B and B-1 Mandatorily Redeemable Preferred Shares bear interest at 7.75% and 6.80% per annum, respectively, or, if lower, the aggregate net income of TE Bond Sub, after interest payments to the Series A and Series A-1 Mandatorily Redeemable Preferred Shares. Distributions on the Mandatorily Redeemable Preferred Shares totaled $12.7 million and $12.5 million for the years ended December 31, 2005 and 2004, respectively. The distributions are included in interest expense on debentures and preferred shares in the accompanying consolidated income statement.

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

	Issue Date	Number of Shares	Par Amount per Share	Dividend Rate	First Remarketing Date	Mandatory Tender Date	Redemption Date
Series A Mandatorily Redeemable Preferred Shares	May 27, 1999	42	$2,000,000	6.88%	June 30, 2009	June 30, 2009	June 30, 2049

Series A-1 Mandatorily Redeemable Preferred Shares	October 9, 2001	8	2,000,000	6.30	June 30, 2009	June 30, 2009	June 30, 2049

Series B Mandatorily Redeemable Preferred Shares	June 2, 2000	30	2,000,000	7.75	November 1, 2010	November 1, 2010	June 30, 2050

Series B-1 Mandatorily Redeemable Preferred Shares	October 9, 2001	4	2,000,000	6.80	November 1, 2010	November 1, 2010	June 30, 2050

NOTE 14—TAX CREDIT EQUITY GUARANTEE LIABILITY

As part of the acquisition of HCI (see Note 4), we provided guarantees to Lend Lease related to certain tax credit equity syndication funds where Lend Lease is providing a guarantee to investors or a third party. In addition, subsequent to the acquisition of HCI, we established new guaranteed tax credit equity funds whereby we provide a guarantee to a third party or investors. The following table shows the changes in the tax credit equity guarantee liability:

	2005	2004
Balance—January 1,	$184,999	$148,125
Limited partners’ capital contributions	115,032	77,752
Amortization	(10,933)	(5,695)
Expiration of guarantees	(59,408)	(35,183)

Balance—December 31,	$229,690	$184,999

NOTE 15—INCOME TAXES

Certain subsidiaries of MuniMae are corporations and are therefore subject to federal and state income taxes. The following table summarizes the provision (benefit) for income taxes at December 31, 2005, 2004 and 2003:

	2005	(Restated) 2004	(Restated) 2003
Federal income tax expense (benefit):
Current	$(203)	$(234)	$120
Deferred	129	(6,922)	(8,320)
State income tax expense (benefit):
Current	2,055	1,087	294
Deferred	360	(439)	(609)

Total	$2,341	$(6,508)	$(8,515)

During 2005, 2004 and 2003, we recognized approximately $0.2 million, $0.4 million, and $0.2 million, respectively, of net tax effects associated with the exercise of employee stock options and vesting of deferred shares. These tax effects were added directly to shareholders’ equity, and are not reflected in income tax expense on the income statement.

The reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate, as applied to the income of our subsidiaries, which are subject to federal and state taxes, is as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	(Restated) 2004	(Restated) 2003
Provision for income taxes computed using the statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax effect	2.1	0.2	(2.5)
Goodwill amortization	–	–	0.2
Tax exempt interest income	(0.6)	–	–
Nondeductible interest expense	0.6	–	–
Meals and entertainment	0.2	0.1	0.4
Minority interest	35.8	30.7	0.1
Tax credits	(1.0)	(0.4)	(1.9)
Other	–	0.1	0.5

Provision (benefit) for income taxes	3.1%	(3.3)%	(37.2)%

Our net deferred tax asset or deferred tax liability is included in other assets and other liabilities and consists of the following at December 31, 2005 and 2004:

	2005	(Restated) 2004
Deferred tax assets:
Tax credit carryover	$2,528	$1,780
Net operating loss carryforward	8,883	8,148
Capital loss carryforward	264	–
Consolidated tax credit funds	7,830	4,686
Asset management fees and contract amortization	4,214	4,758
Impairments	1,220	775
Charitable contribution carryover	1,116	982
Guarantee fees & application fees	5,007	2,882
Equity investment market value adjustment	179	–
Deferred origination and loan servicing fees	2,348	320
Promote income	927	–
Loan loss reserve	552	123
State taxes	120	120
Rent expense	371	12
Compensation adjustment	136	–
Other	54	46
Less valuation allowance	(1,934)	(982)

Total deferred tax assets	$33,815	$23,650

Deferred tax liabilities:
Depreciable assets	$–	$56
Other liabilities	381	–
Mortgage servicing rights	24,464	4,236
Tax amortization	4,856	2,912
Purchase price adjustments	2,095	–
Equity investments in partnerships	8,218	1,324
Construction fees	3,577	1,394

Total deferred tax liabilities	$43,591	$9,922

At December 31, 2005 and 2004, we had an unused low-income housing tax credit carryforward for federal income tax purposes of approximately $2.5 million and $1.8 million, respectively, which expire at intervals through 2025. This credit is subject to recapture based upon a qualifying disposition. We have qualified disposition bonds to avoid the recapture provisions. Additionally, at December 31, 2005 and 2004, a component of other deferred tax assets was the tax benefit of a charitable contribution carryforward of approximately $2.9 million and $2.6 million, respectively, which expires at intervals through 2010. At December 31, 2005 and 2004, we had net operating loss carryforwards for use in future years in the amount of $20.4 million and $20.7 million, respectively, which expire at intervals through 2025.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Lease commitments and hosting agreements

We have entered into non-cancelable operating leases for office space and equipment, as well as software hosting agreements for various information systems initiatives. These leases and hosting agreements expire on various dates through 2016. Rental expense was approximately $6.7 million, $5.2 million, and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the minimum aggregate rental commitments were as follows:

2006	$6,535
2007	5,997
2008	5,682
2009	5,157
2010	4,971
Thereafter	18,560

Total	$46,902

Letters of credit

We have available letter of credit facilities with multiple financial institutions. At December 31, 2005, we had outstanding letters of credit of $395.9 million, which typically provide credit support to various third parties for real estate activities. These letters of credit expire at various dates through September 2017. The unused portion of the letter of credit facilities was $259.6 million at December 31, 2005. As disclosed in the guarantee table in Note 9, we have provided a guarantee on certain of these letters of credit.

Unfunded loan commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2005 and 2004, the aggregate unfunded commitments totaled approximately $347.9 million and $482.5 million, respectively. The fair value of commitments for loans to be held for investment purposes is not reflected in the financial statements. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. There are no significant concentrations of credit risk with any individual counterparty to originate loans. The fair value of unfunded commitments as of December 31, 2005 and 2004 was $310.7 million and $483.0 million, respectively.

Unfunded equity commitments

As the limited partner in real estate operating partnerships, we have committed to extend equity to real estate operating partnerships in accordance with the partnership documents. In addition, our consolidated tax credit equity funds have committed to extend equity to Project Partnerships. At December 31, 2005 and 2004, the aggregate unfunded commitments totaled approximately $1.1 billion and $463.1 million, respectively.

Future commitment for minimum salary levels under employment contracts

We have employment agreements with several of our executive officers, the terms of which expire at various times through July 2009. Such agreements, which have been revised from time to time, provide for minimum salary levels, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2005, excluding performance-based bonuses, was approximately $5.3 million.

Fannie Mae participation strips

We hold interest-only securities, which represent the right to receive the excess interest on certain mortgage loans sold to Fannie Mae. These rights result from the contractual right to receive the difference between the interest paid at the borrower’s loan rate and interest paid to Fannie Mae at the rate at which the loan was sold to Fannie Mae. The fair value of the interest-only securities is estimated by discounting the expected future cash flows. Due to the existence of a related obligation to pay all or a portion of these cash flows to the Group Trust, a corresponding liability is reflected on the consolidated balance sheet in other liabilities.

Glaser purchase contingencies

As part of the Glaser stock purchase agreement (see Note 4 for more information), the purchase price includes three deferred payments of at least $4.0 million on each of the first three anniversaries of the closing date. The fair value of the deferred purchase price as of December 31, 2005 is $10.7 million and is reflected on our consolidated balance sheet in other liabilities. Additionally, there is contingent consideration that may be payable on the third anniversary of the closing date in the event that specified levels of operating performance are achieved. The contingent consideration is not reflected on the consolidated balance sheet as the contingency has yet to be resolved.

Litigation

At December 31, 2005 and 2004, we had a litigation reserve of $1.0 million and $2.0 million, respectively, for routine litigation and administrative proceedings arising in the ordinary course of business. We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated. We continuously monitor these claims and adjust recorded liabilities as developments warrant. We further believe that any losses we may suffer for litigation and other claims in excess of the recorded aggregate liabilities are not material. Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations. Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

NOTE 17—SHAREHOLDERS’ EQUITY

Earnings per share

The following tables reconcile the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31, 2005, 2004 and 2003. The effect of all potentially dilutive securities was included in the calculation for 2005, 2004 and 2003. The computation of diluted EPS for 2005 and 2003 excluded 21,000 and 30,000 options to purchase common shares, respectively, as they were anti-dilutive.

	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$77,923	$77,923	$35,736	$35,736	$36,089	36,089
Interest expense on deferred shares from acquisition, net of taxes of $202	–	304	–	–	–	–

Adjusted net income from continuing operations used in EPS computation	$77,923	$78,227	$35,736	$35,736	$36,089	$36,089

Weighted-average shares outstanding	37,757	37,757	34,522	34,522	29,398	29,398
Dilutive securities:
Options and deferred shares	–	184	–	200	–	368
Deferred shares from acquisition	–	236	–	–	–	–

Adjusted weighted-average shares used in EPS computation	37,757	38,177	34,522	34,722	29,398	29,766

NOTE 18—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES AND NON-PROFIT ENTITIES

Certain Business Relationships

Set forth below is information describing certain relationships that we have with certain of our directors and nominees for director:

Relationships Involving Certain of Our Directors

Midland Multifamily Equity REIT. Michael L. Falcone, our Chief Executive Officer and President, and a director, is a trustee for Midland Multifamily Equity REIT (“MMER”), an affiliate of ours. We earn fee income for investment management services provided to MMER. In addition, we receive origination fees for investments placed with MMER. We earned fees totaling $0.7 million, $1.5 million, and $1.4 million from MMER for the years ended December 31, 2005, 2004, and 2003, respectively.

Midland Affordable Housing Group Trust. Mr. Falcone is a trust officer and a trustee of Midland Affordable Housing Group Trust (“MAHGT”), an affiliate of ours. We earn fee income from MAHGT for providing investment management services, originating MAHGT loans, and servicing individual MAHGT investments. We earn these fees on both MAHGT direct investments and investments funded through lines of credit backed by MAHGT assets. We received fees totaling $0.9 million, $4.5 million, and $4.1 million from MAHGT for the years ended December 31, 2005, 2004, and 2003, respectively.

We also borrow money from MAHGT in order to make debt investments in real estate projects on behalf of MAGHT through a market rate credit facility. For the years ended December 31, 2005 and 2004, we were party to documents representing indebtedness to MAHGT in an aggregate amount of $140.2 million and $133.9 million, respectively, which represents 3.6% and 4.0% of our consolidated total assets as of those dates.

Relationships Involving Gallagher, Evelius & Jones LLP

Richard O. Berndt, Esq., one of our directors, is the managing partner of the law firm Gallagher, Evelius & Jones LLP (“GEJ”). As of December 31, 2005, Mr. Berndt owned 5.7% of the equity of GEJ. GEJ provides legal services to us, some of which are provided as part of real estate transactions and are paid for by the borrowers and some of which are paid directly by us. Stephen A. Goldberg, a partner at GEJ, serves as our General Counsel. We pay GEJ directly for Mr. Goldberg’s legal services at his standard hourly rates, and Mr. Goldberg is eligible for an annual stock award but otherwise receives no compensation directly from us. For the years ended December 31, 2005, 2004 and 2003, GEJ received $1.2 million, $1.0 million, and $0.7 million respectively, in legal fees for borrower paid legal fees involving us and $3.7 million, $1.7 million, and $1.0 million, respectively, in legal fees paid directly by us. The fees paid directly by us represented 19.5%, 11.5%, and 10.5% of GEJ’s total revenues for 2005, 2004 and 2003, respectively.

Relationships with the Shelter Group

Mr. Joseph, the Chairman of our Board of Directors and former Chief Executive Officer, through certain family holding companies, holds a 34.7% interest in The Shelter Group, LLC (the “Shelter Group”). The Shelter Group’s operations include acting as a developer of, and providing property management services primarily to, multi-family residential real estate projects. The Shelter Group provides management services for certain properties that serve as collateral for some of our tax-exempt bond investments, which included six, eight, and eight properties during 2005, 2004, and 2003, respectively. We paid the Shelter Group fees totaling approximately $0.7 million, $0.8 million, and $1.0 million for property management services with respect to these properties during the years ended December 31, 2005, 2004, and 2003, respectively.

The real estate underlying one of our tax-exempt bonds is owned by a Shelter Group. As of December 31, 2005 and 2004, our carrying value of this bond totaled $10.7 million and $11.3 million, respectively.

Transactions with Management and Others

Set forth below is information describing transactions between us and our subsidiaries, on the one hand, and our directors, nominees for director, executive officers and their family members, on the other hand:

Transactions Involving the Shelter Group

Tax Credit Equity Syndication Transactions. We act as a tax credit equity syndicator for investments in affordable housing projects sponsored by the Shelter Group. During 2005 and 2004, our Tax Credit Equity segment closed two transactions each year with the Shelter Group. Total unfunded equity commitments for all projects sponsored by the Shelter Group was $7.8 million and $2.0 million, as of December 31, 2005 and 2004, respectively. The Shelter Group receives development fees in connection with these transactions.

Shelter Group Revolving Loan Agreement. On February 28, 2005, we entered into a revolving loan agreement with a Shelter Group affiliate for loans to Shelter Group entities in an amount not to exceed $1.5 million (the “Shelter Loan Agreement”). During 2005, the maximum amount of indebtedness outstanding under the Shelter Loan Agreement was $0.9 million and as of December 31, 2005, there was no outstanding balance under the Shelter Loan Agreement.

Transactions Involving Other Affiliates of Mr. Joseph

Creekside Village Apartments Project. Mr. Joseph held an indirect interest in the limited partnership (the “Creekside Borrower”) that owned the Creekside Village Apartments project, located in Sacramento, CA (the “Creekside Property”). Prior to August 2005, we held approximately $11.8 million aggregate principal amount in bonds (the “Creekside Bonds”) related to the Creekside Property and were owed $225,000 on a related working capital loan to the Creekside Borrower (the “Creekside WC Loan”). In the early 1990s, the Creekside Borrower defaulted on its payment obligations under the Creekside Bonds and the Creekside WC Loan. In the third quarter of 2005, we took control of the Creekside Borrower, sold the Creekside Property and redeemed the Creekside Bonds and repaid the Creekside WC Loan with the sale proceeds. As part of this transaction, a 501(c)(3) organization with which Mr. Joseph is affiliated received $26,346 for its interest in the Creekside Borrower.

Lakeview Gardens Apartment Project. Mr. Joseph held an indirect interest in the limited partnership (the “Lakeview Borrower”) that owned the Lakeview Gardens Apartments project, located in Miami, FL (the “Lakeview Property”). Prior to September 2004, we held approximately $9.0 million aggregate principal amount in bonds (the “Lakeview Bonds”) related to the Lakeview Property and were owed $305,000 on a related working capital loan to the Lakeview Borrower (the “Lakeview WC Loan”). In the early 1990’s, the Lakeview Borrower defaulted on its payment obligations under the Lakeview Bonds and the Lakeview WC Loan. In the second half of 2004, we took title to the Lakeview Property, sold the Lakeview Property and redeemed the Lakeview Bonds and repaid the Lakeview WC Loan with the sale proceeds. Mr. Joseph did not receive any proceeds (directly or indirectly) from these transactions as a result of his interest in the Lakeview Borrower.

FSA Bond Portfolio. In February 1995, we, acting as bondholder, and various property partnerships indirectly controlled by Mr. Joseph, as borrowers (the “FSA Borrowing Partnerships”), participated in the refunding of eleven tax-exempt bonds with an aggregate principal balance of $126.6 million. The general partners of the FSA Borrowing Partnerships are controlled by Mr. Joseph (described in greater detail below under “Transactions Involving Mr. Joseph and Defaulted Tax-Exempt Assets”), and the limited partner of the FSA Borrowing Partnerships is an “umbrella” limited liability company controlled by Mr. Joseph. In the refunding transaction, the originally issued bonds were exchanged for a senior series of tax-exempt bonds with an aggregate principal balance of $67.7 million (the “Series A Bonds”) and a subordinate series of tax-exempt bonds with an aggregate principal balance of $58.9 million (the “Series B Bonds,” and together with the Series A Bonds, the “FSA Bond Portfolio”). We then established a custody arrangement whereby (1) the Series A Bonds were placed into a trust, (2) payments of principal and interest on the Series A Bonds were credit enhanced by insurance policies issued by Financial Security Assurance, Inc (“FSA”), and (3) the trust issued custodial receipts representing beneficial ownership interests in the credit enhanced Series A Bonds to unrelated third-party purchasers (the “Custodial Receipts”). We retained the Series B Bonds.

At the end of 1998 and in early 1999, we arranged for further financing with respect to the FSA Bond Portfolio through a sale of mezzanine debt (senior to our Series B Bonds, but junior to the Series A Bonds) (the “FSA Portfolio Demand Notes”). We provided a guarantee of the obligations of the FSA Borrowing Partnerships to pay principal and interest on the FSA Portfolio Demand Notes. As of December 31, 2005 and 2004, the face amount of the FSA Portfolio Demand Notes was $16.2 million. Our obligation under this guarantee is included in the summary of our guarantees in Note 9 in these Notes to the Consolidated Financial Statements.

Pursuant to the terms of the custodial arrangement, the Series A Bonds were eligible to be redeemed and refunded at the direction of the borrowing partnerships beginning in early 2005. In order to avoid the cost and time involved with such a transaction, in February 2005 a subsidiary of ours purchased all of the Custodial Receipts and deposited them into a securitization vehicle, whereby new receipts, benefiting from FSA’s underlying credit enhancement, were issued to third-party investors and the subsidiary purchased certificates representing residual beneficial interests in the Custodial Receipts. These residual beneficial interests will indirectly produce tax-exempt income for us. This transaction does not affect the obligations of the FSA Borrowing Partnerships under the Series A Bonds or the Series B Bonds.

Transactions Involving non-Shelter Group Affiliates of Mr. Joseph and Defaulted Tax-Exempt Assets. From time to time, borrowing partnerships owning real estate projects financed by us have defaulted on their debt obligations to us (each referred to as a “Borrowing Partnership”). Some of these defaulted obligations were incurred in connection with the development of properties that collateralize tax-exempt bonds held by us (“Defaulted Tax-Exempt Assets”).

The table below includes information regarding certain such Defaulted Tax-Exempt Assets where we and entities owned (directly or indirectly) by Mr. Joseph have an interest:

	December 31, 2005		December 31, 2004
Entity	Number of Properties (4)	Investment Carrying Value	Number of Properties	Investment Carrying Value
SCA Successor, Inc (1)	2	$37,552	2	$39,782
SCA Successor II, Inc. (2)	11	128,628	12	65,339
MMA Successor I, Inc. (3)	1	8,909	1	5,991

Total	14	$175,089	15	$111,112

(1)	SCA Successor, Inc. is the general partner of certain Borrowing Partnerships (including certain of the FSA Borrowing Partnerships discussed above under “FSA Bond Portfolio”) and is controlled by Mr. Joseph.
(2)	SCA Successor II, Inc. is the general partner of certain Borrowing Partnerships (including certain of the FSA Borrowing Partnerships discussed above under “FSA Bond Portfolio”) and is controlled by Mr. Joseph.
(3)	MMA Successor I, Inc., an entity owned and controlled by Mr. Joseph, is the general partner in one Borrowing Partnership.
(4)	Number of properties are whole numbers and are not represented in thousands.

Transactions with Affiliated Entities

MuniMae Foundation, Inc. Some of our properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For such bonds to remain tax-exempt, the property at all times must be owned by a 501(c)(3) organization. Accordingly, whenever one of these properties requires a workout or restructuring where a change in ownership is desirable, we seek to find a qualified 501(c)(3) organization to act as owner. MuniMae Foundation, Inc. (“MuniMae Foundation”) is an affiliated 501(c)(3) corporation devoted to the ownership and operation of affordable housing for all citizens. Certain of our officers and directors serve as officers and directors of MuniMae Foundation. MuniMae Foundation pays us a nominal fee for providing asset management and financial services to it on an annual basis and pays a portion of the salary of one of our employees who serves as its executive director. For the years ended December 31, 2005 and 2004, we made $0.2 million and $1.0 million, respectively, in charitable contributions to MuniMae Foundation. As of December 31, 2005 and 2004, MuniMae Foundation directly or indirectly owned four and three properties for which the carrying value of our investment in these properties was $59.7 million and $52.2 million, respectively as of such dates. Because our 501(c)(3) bonds, like most of our loans, are non-recourse, we value these bonds by reference to the underlying property and therefore such loans or contributions by us do not change the value of the bonds on our books, which is determined by reference to the underlying property.

In June 2005, as part of a workout transaction, MuniMae Foundation became the sole member of GF Arlington Inc., a Texas non-profit corporation. As of December 31, 2005, we held $8.8 million and $0.8 million in tax-exempt bonds and working capital loans, respectively, related to the underlying property (a senior living facility). The carrying value of these assets is included in the amounts described in the preceding paragraph.

MuniMae Affordable Housing, Inc. MuniMae Affordable Housing, Inc. (“MMAH”) is an affiliated non-profit entity organized to promote affordable housing. Certain of our officers and directors serve as officers and directors of MMAH. As of December 31, 2005, and 2004, MMAH directly or indirectly owned interests in eleven and one Defaulted Tax-Exempt Assets, and the aggregate carrying value of such assets was $55.4 million and $6.0 million, respectively, as of such dates.

During June of 2005, certain developers for projects being financed by us encountered substantial financial difficulties as a result of, among other problems, inadequate management and supervision of the development of their projects, which included ten affected properties (the “2005 MMAH Assets”). As a result of negotiations with these developers, these developers were required to transfer their interests in the 2005 MMAH Assets to MMAH. Eight of the 2005 MMAH Assets were originally financed, in whole or in part, through equity investments from tax credit equity funds that we sponsored (including some equity investments by guaranteed funds) and tax-exempt bond or taxable loan investments held by us. Two of the 2005 MMAH Assets were originally financed in part by equity investments from tax credit equity funds that we sponsored, but did not involve any debt from us. As of December 31, 2005, the total carrying value of our investments in the 2005 MMAH Assets was $46.5 million.

Depending upon the underlying facts and circumstances surrounding each such property, we have provided additional financial support to them in order to enable further development and maximize the value of our existing investments. Through December 31, 2005, we have provided additional financing of $3.2 million to certain of the 2005 MMAH Assets. We continue to evaluate impairment risk related to all of the 2005 MMAH Assets as it relates to us. As of December 31, 2005, two of the tax-exempt bonds related to the 2005 MMAH Assets were temporarily impaired by $0.8 million and were carried at fair values below amortized cost through a charge to other comprehensive income.

As of December 31, 2005, we recorded through a charge to impairments and valuation allowances, an other-than-temporary impairment of $2.6 million related to a tax-exempt bond with respect to one of the 2005 MMAH Assets. In January 2006, we exercised our rights as a bondholder and foreclosed on the underlying project. The project was originally financed with a $8.5 million tax-exempt bond. At the time of foreclosure, the project was sold, and the sale proceeds of $5.8 million were used to redeem the tax-exempt bond, which resulted in no gain or loss.

NOTE 19—NON-EMPLOYEE DIRECTORS’ SHARE PLANS AND EMPLOYEE SHARE INCENTIVE PLANS

Non-employee directors’ share plans

At December 31, 2005, a total of 650,000 shares were authorized to be granted under the non-employee directors’ share plans. The non-employee directors’ plans provide a means for us to attract and retain highly qualified persons to serve as non-employee directors. Under the directors’ plans, an option to purchase 7,000 common shares is granted to each director when first elected or appointed to the Board of Directors. The exercise price of such options will be equal to 100% of the fair market value of the common shares on the date of grant. Options expire at the earlier of ten years after the date of grant or one year after the date a director ceases to serve as such. The options vest in three equal annual installments commencing at the earlier of: (a) the next anniversary of the director’s initial election or appointment or (b) the next annual meeting of shareholders. Such options are subject to earlier vesting in the event of death, disability, or a change in control. Except as otherwise determined by the Board, options will become fully exercisable after the participant ceases to serve as a director for any reason other than death or disability only to the extent that the options are vested at the date he or she ceased to be a director or has vested within two months after the date he or she ceased to be a director.

In addition, we will grant the directors restricted shares on the date of each annual meeting of shareholders. The plan also entitles each director to elect to receive shares or deferred shares in lieu of restricted shares. The restricted shares granted will vest at the earlier of: (a) the next anniversary of the grant of such restricted shares, or (b) the next annual meeting of shareholders. Such restricted shares are subject to earlier vesting in the event of death, disability, or a change in control as defined in the 2004 Directors’ Plans. Except as otherwise determined by the Board, a participant’s restricted shares will become fully vested after the participant ceases to serve as a director for any reason other than death or disability only to the extent that the restricted shares are vested at the date he or she ceased to be a director or has vested within two months after the date he or she ceases to be a director. Restricted shares that remain subject to restriction will be forfeited and reacquired by us at such time a participant ceases to be a director. Under deferred share elections, shares payable are credited to the account of the director, and future distributions payable with respect thereto are paid in the form of additional share credits based upon the fair market value of the common shares on the record date of the distribution payment.

At December 31, 2005, 144,000 options were outstanding under the directors’ plans with exercise prices ranging from $16.81 to $26.67. The weighted average remaining contractual life for these outstanding options was 6.1 years at December 31, 2005. The following table summarizes the activity relating to options issued under the directors’ plans for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2003	136,000	$21.28
Granted	44,000	24.23
Exercised	–	–
Expired/ Forfeited	–	–

Options outstanding at December 31, 2003	180,000	$22.00

Granted	7,000	$25.52
Exercised	(10,000)	15.84
Expired/ Forfeited	(25,000)	20.88

Options outstanding at December 31, 2004	152,000	$22.75

Granted	7,000	$26.67
Exercised	(15,000)	19.38
Expired/ Forfeited	–	–

Options outstanding at December 31, 2005	144,000	$23.29

Options exercisable at:
December 31, 2003	136,000	$21.28
December 31, 2004	145,000	$22.62
December 31, 2005	132,333	$23.03

The directors’ plans also entitle each director to elect to receive payment of director’s fees in the form of common shares, based on their fair market value on the date of payment, in lieu of cash payment of such fees. Such shares may also be paid on a deferred basis. As of December 31, 2005, 10,251 common shares, 1,458 restricted shares and 78,020 deferred shares had been issued to directors in lieu of cash payments for director fees. As of December 31, 2005, there were 384,772 shares available under the directors’ plans. The following table summarizes the deferred and restricted shares issued to directors and their respective weighted average grant-date share prices during the years ended December 31, 2005, 2004 and 2003:

	Restricted shares issued	Weighted average grant- date share price	Deferred shares issued	Weighted average grant- date share price
2005	968	$25.83	15,455	$25.36
2004	490	$25.49	14,704	$25.16
2003	–	$–	7,146	$24.35

Employee share incentive plans

At December 31, 2005, 3,622,033 shares were authorized to be issued under the share incentive plans. Our share incentive plans provide a means for us to attract, retain and reward executive officers and other key employees, to link employee compensation to measures of our performance and to promote ownership of a greater proprietary interest in MuniMae. The plans authorize grants of a broad variety of awards, including non-qualified stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus or in lieu of other awards. Shares issued as restricted shares and as awards, other than options (including restricted shares), may not exceed 20% and 40%, respectively, of the total reserved under the plans. As of December 31, 2005, there were 1,268,654 shares available under the plans.

Common share options

The exercise price of common share options granted under the plans is equal to 100% of the fair market value of the common shares on the date of grant. The options vest over three to four years. In the event of a change in control of MuniMae (as defined in the plans), the options shall become immediately and fully exercisable. In addition, we may accelerate the exercisability of all or a specified portion of the options at any time. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2005, 276,735 options were outstanding under the plans with exercise prices ranging from $16.88 to $21.95. The weighted average remaining contractual life for these outstanding options was 2.3 years at December 31, 2005. The following table summarizes the activity relating to options issued under the plans for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2003	826,239	$18.20
Granted	–	–
Exercised	(64,250)	18.37
Expired/Forfeited	(19,500)	18.75

Options outstanding at December 31, 2003	742,489	$18.17

Granted	–	$–
Exercised	(280,554)	18.88
Expired/Forfeited	–	–

Options outstanding at December 31, 2004	461,935	$17.68

Granted	–	$–
Exercised	(185,200)	17.55
Expired/Forfeited	–	–

Options outstanding at December 31, 2005	276,735	$17.76

Options exercisable at:
December 31, 2003	681,877	$18.12
December 31, 2004	461,935	$17.68
December 31, 2005	276,735	$17.76

Deferred shares

The deferred shares vest over one to ten years, as outlined in the individual award agreements. The deferred share awards also provide for acceleration of vesting on a discretionary basis, upon a change in control and death or disability. As of December 31, 2005, 822,145 deferred shares had vested. We recorded unearned compensation equal to the fair market value of the awards, which is shown as a separate component of shareholders’ equity. Unearned compensation is being amortized into expense over the vesting period. For the years ended December 31, 2005, 2004 and 2003, we recognized compensation expense of $8.9 million, $3.8 million and $2.5 million, respectively, relating to the deferred shares. During the years ended December 31, 2005, 2004 and 2003, we granted 416,545, 158,803 and 146,160 deferred share awards with weighted average grant-date share prices of $24.88, $24.23 and $24.26, respectively.

NOTE 20—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are included in the table at the end of this note.

The carrying amounts in the table correspond to amounts included in the accompanying balance sheets. We used the following methods or assumptions to estimate the fair values of financial instruments:

Tax-exempt bonds and interests in bond securitizations, net, taxable bonds, net, derivative financial instruments, cash and cash equivalents, restricted assets, mortgage servicing rights—The carrying amounts reported in the balance sheet approximate the fair value of these assets.

Loans receivable and loans held for sale—The fair value of our fixed rate loans was calculated by discounting the expected cash flows. The discount rates are based on the interest rate charged to current customers for comparable loans. Our adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to approximate their carrying value.

Interest-only securities—The estimated fair value of the interest-only securities was calculated by discounting contractual cash flows adjusted for current prepayment estimates using a market discount rate.

Notes payable—The estimated fair value of our fixed rate notes payable was calculated by discounting contractual cash flows. The discount rates were based on the interest rates paid to current lenders for comparable notes payable. Our adjustable rate notes payable reprice frequently at current market rates. Therefore, the fair value of these notes payable has been estimated to approximate their carrying value.

Mortgage, factored notes payable and lines of credit–Project Partnerships and tax credit equity funds—Mortgage, factored notes payable and lines of credit (collectively “fund debt”) associated with our consolidated Project Partnerships and tax credit equity funds are excluded from the fair value disclosure of financial instruments due to the lack of necessary information to determine the fair value. At December 31, 2005 and 2004, the balance of fund debt was $245.9 million and $320.1 million, respectively.

Short- and long-term debt—The fair value of short-term debt has been estimated to approximate carrying value due to the frequent reset of interest rates paid. The fair value of long-term debt has been calculated using the quote on the associated tax-exempt bond or by pricing the debt using a comparison of the fixed rate of the debt to current market rates.

Subordinate debentures and preferred shares subject to mandatory redemption—The estimated fair value of the subordinate debentures and preferred shares was calculated by determining the price for these instruments based on the current level of interest rates on comparable investments.

Limitations

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no or limited markets exist for a significant portion of our financial instruments fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Tax-exempt bonds and interests in bond securitizations, net	$1,404,974	$1,404,974	$1,275,748	$1,275,748
Taxable bonds	31,561	31,561	9,205	9,205
Loans receivable, net—fixed	285,756	289,569	121,178	121,626
Loans receivable, net—variable	518,072	518,626	501,012	500,953
Derivative financial instruments	3,975	3,975	3,102	3,102
Cash and cash equivalents	140,681	140,681	92,881	92,881
Restricted cash and cash equivalents	96,338	96,338	72,836	72,836
Interest-only securities	5,706	5,706	5,768	5,768
Mortgage servicing rights, net	63,904	80,864	11,349	11,349

Liabilities:
Notes payable—fixed	61,749	61,226	118,857	118,207
Notes payable—variable	623,514	623,349	569,280	569,275
Short-term debt	693,785	694,071	414,193	414,193
Long-term debt	104,215	101,663	162,978	164,209
Subordinate debentures	172,750	172,299	84,000	85,852
Preferred shares subject to mandatory redemption	168,000	176,223	168,000	182,392
Derivative financial instruments	4,005	4,005	6,171	6,171

NOTE 21—DISCONTINUED OPERATIONS

In January and March of 2005, properties of certain Project Partnerships were sold for net proceeds of $1.8 million. Approximately $6.9 million of liabilities for the affected Project Partnerships were forgiven and included in the overall gain to the partnerships. We hold a less than 1% general partner interest in the Project Partnerships, and, therefore, the activities related to these properties, including the associated gain on disposal, are immaterial. We as general partner received no proceeds from the sales.

In August 2005, we both acquired a property by deed in lieu of foreclosure and sold the property for net proceeds of approximately $17.5 million. The property previously served as collateral for a tax-exempt bond and taxable loan we held.

In September 2004, we both acquired a property by deed in lieu of foreclosure and sold the property for net proceeds of $16.2 million. The property previously served as collateral for a tax-exempt bond and taxable loan we held.

In April 2003, we acquired a property by deed in lieu of foreclosure. In June 2003, we sold the property for net proceeds of $38.1 million. The property previously served as collateral for a tax-exempt bond and taxable loan we held.

All activities related to these properties have been classified as discontinued operations in the consolidated statements of income. The following table summarizes the components of discontinued operations for the periods presented.

	For the year ended December 31,
	2005	2004	2003
Loss from operations of property	$–	$–	$(1,015)
Gain on disposal of property	9,481	11,080	26,763

	$9,481	$11,080	$25,748

The net assets of the property as of the date of sale were as follows:

	2005	2004	2003
Fixed assets	$23,392	$5,551	$12,553
Other assets	545	366	252
Other liabilities	(12,479)	(784)	(446)

	$11,458	$5,133	$12,359

NOTE 22—REORGANIZATION OF OPERATIONS

During the fourth quarter of 2005, we adopted a plan to reorganize our operations and alter our strategy related to certain real estate finance activities. This plan was designed to; (1) develop ways to improve service to our customers; (2) increase our market share in existing and new businesses; (3) lower our overall operating costs; and (4) drive profitability over the long-term. As part of this plan, we consolidated activities and restructured roles and responsibilities resulting in a workforce reduction of approximately eight percent. Pursuant to FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a $5.2 million charge to net earnings representing the fair value of the termination benefits and the impairment of certain intangible assets, primarily customer relationship value, no longer deemed to have value. The termination costs were recorded in salaries and benefits in the accompanying consolidated statement of income. The following table summarizes the costs incurred during the period and liability at December 31, 2005 (in thousands):

	Termination benefits	Asset write-offs	Total
Debt	$669	$–	$669
Tax credit equity	464	–	464
Structured finance	3	–	3
Fund management	3,755	284	4,039
Unallocated corporate	17	–	17

Total charges	4,908	$284	$5,192

Amounts paid	(562)

Balance at December 31, 2005	$4,346

NOTE 23—QUARTERLY RESULTS (UNAUDITED)

See Note 2—Restatement for further information regarding the restated amounts hereon.

	For the year ended December 31, 2005
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	As reported	Restated	As reported	Restated	As reported	Restated
INCOME:
Interest income	$35,518	$34,508	$37,020	$35,673	$40,561	$39,735	$44,238
Fee income	16,263	21,016	17,955	24,211	21,705	27,070	44,259
Net rental income	6,572	6,572	5,550	5,550	4,828	4,828	5,395

Total income	58,353	62,096	60,525	65,434	67,094	71,633	93,892

EXPENSES:
Interest expense	17,117	16,560	18,702	18,200	19,907	18,799	21,323
Interest expense on debentures and preferred shares	5,231	5,231	6,081	6,081	6,818	6,818	7,520
Operating expenses	28,897	28,590	30,851	30,585	31,021	30,547	43,048
Depreciation and amortization	3,794	3,744	3,937	3,878	6,384	6,364	7,224

Total expenses	55,039	54,125	59,571	58,744	64,130	62,528	79,115

Net (loss) gain on sale of loans	(286)	(286)	1,251	1,251	4,796	4,796	3,640
Net gain on sale of tax-exempt investments	914	914	5,159	5,159	442	442	817
Net gain on sale of investments in tax credit equity partnerships	841	841	5,723	5,818	2,494	2,494	851
Net gain on deconsolidation of tax credit equity partnerships	–	–	2,501	–	46	1	–
Net gain (loss) on derivatives	2,888	2,678	94	(91)	(1,563)	381	5,352
Impairments and valuation allowances	(812)	(812)	(554)	(554)	(1,951)	(1,951)	(1,260)

Income before income tax (expense) benefit, net loss allocable to minority interest, net losses from equity investments in partnerships and discontinued operations	6,859	11,306	15,128	18,273	7,228	15,268	24,177
Income tax (expense) benefit	1,216	3,763	(4,251)	(5,974)	865	1,819	(1,949)
Net loss allocable to minority interest	38,882	38,882	22,031	22,031	13,135	13,135	613
Net losses from equity investments in partnerships	(44,726)	(46,244)	(9,330)	5,254	(10,291)	(13,815)	(8,616)

Income from continuing operations	2,231	7,707	23,578	39,584	10,937	16,407	14,225
Discontinued operations	–	–	–	–	9,480	9,480	1

Net income	$2,231	$7,707	$23,578	$39,584	$20,417	$25,887	$14,226

Earnings per share from continuing operations:
Common shares:
Basic	$0.06	$0.21	$0.62	$1.04	$0.29	$0.43	$0.37

Diluted	$0.06	$0.21	$0.61	$1.04	$0.28	$0.43	$0.37

Earnings per share:
Common shares:
Basic	$0.06	$0.21	$0.62	$1.04	$0.54	$0.68	$0.37

Diluted	$0.06	$0.21	$0.61	$1.04	$0.52	$0.67	$0.37

	For the year ended December 31, 2004
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	As reported	Restated	As reported	Restated	As reported	Restated	As Reported	Restated
INCOME:
Interest income	$31,030	$30,466	$34,587	$34,988	$34,975	$34,161	$33,804	$33,953
Fee income	15,153	19,020	12,863	17,054	14,176	16,388	22,380	27,283
Net rental income	–	–	5,496	5,140	5,151	5,151	6,943	6,144

Total income	46,183	49,486	52,946	57,182	54,302	55,700	63,127	67,380

EXPENSES:
Interest expense	13,904	13,320	18,651	17,797	16,937	16,187	20,207	19,030
Interest expense on debentures and preferred shares	3,046	3,046	4,004	4,004	4,769	4,769	5,499	5,499
Operating expenses	20,776	20,579	29,845	29,133	27,371	26,996	28,905	28,257
Depreciation and amortization	1,939	1,997	3,936	3,850	3,681	2,644	4,459	4,122

Total expenses	39,665	38,942	56,436	54,784	52,758	50,596	59,070	56,908

Net gain on sale of loans	680	680	1,730	1,730	406	406	577	577
Net gain (loss) on sale of tax-exempt investments	192	192	1,013	1,013	(660)	(660)	(241)	(241)
Net gain on sale of investments in tax credit equity partnerships	2,435	2,435	379	379	125	125	80	80
Net gain (loss) on derivatives	(3,425)	(3,627)	6,687	6,483	(3,245)	(3,450)	1,244	1,535
Impairments and valuation allowances	(300)	(300)	(430)	(430)	(2,646)	(2,646)	(3,765)	(2,183)

Income (loss) before income tax (expense) benefit, net loss allocable to minority interest, net losses from equity investments in partnerships, discontinued operations and cumulative effect of a change in accounting principle	6,100	9,924	5,889	11,573	(4,476)	(1,121)	1,952	10,240
Income tax (expense) benefit	2,510	4,567	(173)	1,449	(73)	920	(5,001)	(428)
Net loss allocable to minority interest	105	105	76,659	76,685	52,000	52,000	49,853	48,017
Net losses from equity investments in partnerships	(10,511)	(13,294)	(71,224)	(71,889)	(46,754)	(50,096)	(41,419)	(42,916)

(Loss) income from continuing operations	(1,796)	1,302	11,151	17,818	697	1,703	5,385	14,913
Discontinued operations	–	–	–	–	10,865	10,865	215	215

(Loss) income before cumulative effect of a change in accounting principle	(1,796)	1,302	11,151	17,818	11,562	12,568	5,600	15,128
Cumulative effect of a change in accounting principle	520	520	–	–	–	–	–	–

Net (loss) income	$(1,276)	$1,822	$11,151	$17,818	$11,562	$12,568	$5,600	$15,128

(Loss) earnings per share from continuing operations:
Common shares:
Basic	$(0.06)	$0.04	$0.32	$0.51	$0.02	$0.05	$0.15	$0.43

Diluted	$(0.06)	$0.04	$0.32	$0.51	$0.02	$0.05	$0.15	$0.42

(Loss) earnings per share:
Common shares:
Basic	$(0.04)	$0.05	$0.32	$0.51	$0.33	$0.36	$0.16	$0.43

Diluted	$(0.04)	$0.05	$0.32	$0.51	$0.33	$0.36	$0.16	$0.43

The effect of the restatements described in Note 2 were as follows:

IMPACT ON NET INCOME BY PERIOD:

	2005
	1st Quarter	2nd Quarter	3rd Quarter
Tax credit equity (A), (B), (C) and (D)	$5,462	$4,749	$5,670
Origination fees and direct costs (E)	(805)	(1,418)	(472)
Investments in partnerships using the equity method (F)	(1,518)	14,583	(2,367)
Derivative financial instruments (G)	(210)	(185)	1,685
Mortgage servicing rights (I)	–	–	–
Taxes	2,547	(1,723)	954

Total	$5,476	$16,006	$5,470

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Tax credit equity (A), (B), (C) and (D)	$4,245	$4,670	$3,013	$6,968	$18,896
Origination fees and direct costs (E)	(161)	1,114	(489)	(300)	164
Investments in partnerships using the equity method (F)	(2,784)	(478)	(3,342)	(1,506)	(8,110)
Derivative financial instruments (G)	(201)	(203)	(206)	(207)	(817)
Mortgage servicing rights (I)	(58)	(58)	1,037	–	921
Taxes	2,057	1,622	993	4,573	9,245

Total	$3,098	$6,667	$1,006	$9,528	$20,299

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Tax credit equity (A), (B), (C) and (D)	$–	$–	$(535)	$(10,829)	$(11,364)
Origination fees and direct costs (E)	(478)	(239)	38	280	(399)
Investments in partnerships using the equity method (F)	(1,210)	(2,846)	(459)	(3,277)	(7,792)
Derivative financial instruments (G)	–	(79)	(198)	(199)	(476)
Mortgage servicing rights (I)	(58)	(58)	(58)	(58)	(232)
Taxes	635	1,220	(1,108)	7,630	8,377

Total	$(1,111)	$(2,002)	$(2,320)	$(6,453)	$(11,886)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2.1	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company.	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-99088).

2.2	Stock Purchase Agreement, dated as of June 8, 2005, by and between David Williams, Kevin Filter, MMA Mortgage Investment Corporation and the Company (the “Glaser Stock Purchase Agreement”).	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2005.

2.2.1	Amendment No. 1 to the Glaser Stock Purchase Agreement, dated as of July 1, 2005, by and between David Williams, Kevin Filter, MMA Mortgage Investment Corporation and the Company.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Company.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Specimen Common Share Certificate.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.2	Indenture, dated as of May 3, 2004, by and between MMA Financial Holdings, Inc. and Wilmington Trust Company.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.1	Amended and Restated Master Recourse Agreement by and among the Federal National Mortgage Association, the Company and MMACAP, LLC dated as of December 1, 2000.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10.2	Credit Agreement, dated as of November 12, 2004, as amended, among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation, as borrowers, the Company, as guarantor, Bank of America, N.A., as administrative agent, U.S. Bank National Association, RBC Capital Markets and CitiCorp USA, Inc., as co-syndication agents, and the other lenders party thereto.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2004.

Exhibit No.	Description	Incorporation by Reference

10.3.1	Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement (the “Tax Credit Warehousing Agreement”), dated as of November 4, 2005, by and among MMA Financial Warehousing, LLC and MMA Financial Bond Warehousing, LLC, as borrowers, the Company, MMA Financial Holdings, Inc., MMA Equity Corporation, MMA Financial TC Corp., MMA Financial BFGLP, LLC, MMA Financial BFRP, Inc., MMA Financial BFG Investments, LLC and MMA Special Limited Partner, Inc., as guarantors, and Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto.*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3.2	Guaranty Agreement, dated as of November 4, 2005, by Municipal Mortgage & Equity, LLC in favor of Bank of America, N.A., in its capacity as agent for the banks under the Tax Credit Warehouse Agreement.*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.4.1	Amended and Restated Credit Agreement effective as of November 16, 2005 between U.S. Bank National Association and MMA Mortgage Investment Corporation (the “US Bank Credit Agreement”).

10.4.2	First Amendment, dated as of December 5, 2005, to the US Bank Credit Agreement.

10.4.3	Second Amendment, dated as of December 14, 2005, to the US Bank Credit Agreement.

10.4.4	Third Amendment, dated as of March 15, 2006, to the US Bank Credit Agreement.

10.5	Multifamily and Health Care Mortgage Loan Repurchase Agreement dated as of May 31, 2006 between MMA Mortgage Investment Corporation and Washington Mutual Bank.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2006.

10.6	Warehousing Credit and Security Agreement dated as of May 31, 2006 between MMA Construction Finance, LLC and Washington Mutual Bank.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2006

10.7.1	Letter of Credit Facility Agreement, dated as of October 18, 2002, as amended, between MMA Mortgage Investment Corporation (formerly, Midland Mortgage Investment Corporation) and Bank of America, N.A. (the “BOA MMIC LC Agreement”).

Exhibit No.	Description	Incorporation by Reference

10.7.2	Letter of Credit Facility Agreement, dated as of October 18, 2002, as amended, between MMA Construction Finance, LLC (formerly, MuniMae Midland Construction Finance, LLC) and Bank of America, N.A. (the “BOA MMCF LC Agreement,” and together with the BOA MMIC LC Agreement, the “BOA LC Agreements”).

10.7.3	First Amendment to the BOA LC Agreements dated as of December 23, 2002.

10.7.4	Second Amendment to the BOA LC Agreements dated as of October 15, 2004.

10.7.5	Third Amendment to the BOA LC Agreements dated as of January 20, 2005.

10.7.6	Fourth Amendment to the BOA LC Agreements dated as of March 1, 2006.

10.8.1	Revolving Credit Agreement (the “BOA $72M Agreement”) dated as of November 12, 2003 by and among MuniMae Construction Finance, LLC (formerly, MuniMae Midland Construction Finance, LLC), the banks party thereto, and Bank of America, N.A., as administrative agent.

10.8.2	First Amendment to the BOA $72M Agreement dated as of May 4, 2005.

10.9.1	Amended and Restated Credit Agreement (the “BOA $70M Agreement”), dated as of December 3, 2004, among MMA Construction Finance, LLC and MMA Mortgage Investment Corporation (formerly, Midland Mortgage Investment Corporation), as borrowers, and Bank of America, N.A. and the other lenders party thereto.

10.9.2	First Amendment to the BOA $70M Agreement dated as of February 1, 2005.

10.9.3	Second Amendment to the BOA $70M Agreement dated as of December 2, 2005.

10.10.1	Mortgage Asset Purchase Agreement, dated as of June 15, 2006, with Wachovia Bank, National Association (“Wachovia”).	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.10.2	Custodial Agreement, dated as of June 15, 2006, by and among MMA Realty Capital Repurchase Subsidiary, LLC, Wachovia and Wells Fargo Bank, National Association, as the custodian.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2006.

Exhibit No.	Description	Incorporation by Reference

10.10.3	Guaranty Agreement, dated as of June 15, 2006, by the Company, for the benefit of Wachovia.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.10.4	Pledge and Security Agreement, dated as of the June 15, 2006, by MMA Capital Corporation, as the pledgor, for the benefit of Wachovia.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2006.

10.11	Form of Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.12	Form of Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13	Form of Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.14	Form of Municipal Mortgage & Equity, L.L.C. 2001 Non-Employee Directors’ Share Incentive Plan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.15	Municipal Mortgage & Equity, LLC 2004 Non-Employee Directors’ Share Plan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16	Municipal Mortgage & Equity, LLC Amended and Restated 2004 Share Incentive Plan and Form of Deferred Share Agreement.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.17.1	Employment Agreement by and between the Company and Mark K. Joseph dated as of July 1, 2003 (the “M. Joseph Employment Agreement”).	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.17.2	Amendment to the M. Joseph Employment Agreement by and between the Company and Mark K. Joseph dated as of January 1, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10.17.3	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Joseph.

10.18.1	Employment Agreement by and between the Company and Michael L. Falcone dated as of July 1, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.18.2	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Falcone.

Exhibit No.	Description	Incorporation by Reference

10.19.1	Employment Agreement by and between the Company and Earl W. Cole, III dated as of July 1, 2003.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.19.2	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Cole.

10.20	Employment Agreement by and between the Company and Gary A. Mentesana dated as of June 14, 2006.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2006.

10.21.1	Employment Agreement by and between the Company and Jenny Netzer dated as of July 1, 2003.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.22	Employment Agreement by and between the Company and Charles M. Pinckney dated as of June 13, 2006.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2006.

10.23	Employment Agreement between MMA Financial, Inc. and Melanie M. Lundquist dated as of December 31, 2004.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2005.

21	List of subsidiaries.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.