Form 10-Q
period 2006-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2006-08-01
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes     ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

The Registrant had 38,519,096 common shares outstanding as of June 30, 2006.

Municipal Mortgage & Equity, LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The disclosure in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “seek,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Examples of forward-looking statements in this Quarterly Report include: (a) the Company’s expectations about the seasonality of its tax credit equity and tax exempt bond origination businesses, (b) the Company’s expectations as to the extension and/or renewal of certain of its credit facilities, (c) the Company’s expectation about the funding sources for the payment of the deferred consideration and the funding sources and amount of the contingent consideration for the acquisition of Glaser Financial Group, Inc., (d) the Company’s expectations as to its short- and long-term financing needs and potential sources and (e) the Company’s expectation about its interest rate swap transactions.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate;

•	the performance of the real estate market, generally, and the multifamily housing market specifically;

•	the availability of capital resources, either due to macroeconomic or company-specific factors;

•	changes in tax laws or other regulatory systems affecting us or our operations or our failure to comply with applicable tax laws; and

•	other risk factors described in our current, including our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”), and periodic filings with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Tax-exempt bonds and interests in bond securitizations, net	$1,423,269	$1,404,974
Taxable bonds, net	31,940	31,561
Loans receivable, net	768,326	712,632
Loans receivable held for sale	5,091	91,196
Investments in tax credit equity partnerships	846,953	804,728
Investments in other partnerships	65,259	67,786
Derivative financial instruments	5,296	3,975
Cash and cash equivalents	56,408	140,681
Interest receivable	19,991	22,100
Restricted cash and cash equivalents	80,398	96,338
Other assets	74,692	74,763
Property and equipment, net	9,531	9,496
Real estate projects, net	148,273	148,015
Mortgage servicing rights, net	62,202	63,904
Goodwill	133,157	133,299
Other intangibles	25,406	26,289

Total assets	$3,756,192	$3,831,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Credit facilities	$301,087	$393,653
Senior interests in securitization trusts	752,551	767,999
Tax credit equity fund debt and mortgage notes payable	223,919	245,893
Other debt	348,633	321,611
Subordinate debentures	172,750	172,750
Preferred shares subject to mandatory redemption	168,000	168,000
Tax credit equity guarantee liability	245,151	229,690
Derivative financial instruments	4,265	4,005
Accounts payable and accrued expenses	16,062	43,887
Interest payable	16,998	19,692
Unearned revenue and other liabilities	101,386	116,579

Total liabilities	2,350,802	2,483,759

Commitments and contingencies
Minority interests in subsidiary companies	463,133	410,973
Preferred shareholders’ equity in a subsidiary company, liquidation preference of $173,000 at March 31, 2006 and December 31, 2005	168,686	168,686

Shareholders’ equity
Common shares, no par value (38,330,910 shares issued and outstanding, and 84,896 deferred shares at March 31, 2006 and 38,083,456 shares issued and outstanding, and 78,019 deferred shares at December 31, 2005)	755,472	768,774
Accumulated other comprehensive income (loss)	18,099	(455)

Total shareholders’ equity	773,571	768,319

Total liabilities and shareholders’ equity	$3,756,192	$3,831,737

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2005 (Restated)
INCOME
Interest income
Interest on bonds and interests in bond securitizations	$22,311	$21,944
Interest on loans	15,651	12,299
Interest on short-term investments	1,808	265

Total interest income	39,770	34,508

Fee income
Syndication fees	11,629	9,301
Brokerage fees	663	435
Guarantee fees	4,286	3,428
Asset management and advisory fees	3,437	5,686
Loan servicing fees	3,484	1,222
Other income	1,112	944

Total fee income	24,611	21,016

Net rental income	6,559	6,572

Total income	70,940	62,096

EXPENSES
Interest expense	26,813	21,791
Salaries and benefits	20,392	17,541
General and administrative	14,692	11,049
Depreciation and amortization	6,406	3,744

Total expenses	68,303	54,125

Net gain (loss) on sale of loans	5,550	(286)
Net (loss) gain on sale of tax-exempt investments	(205)	914
Net gain on sale of investments in tax credit equity partnerships	115	841
Net gain on derivatives	2,089	2,678
Impairments and valuation allowances	(3,393)	(812)

Income before income tax benefit, net income allocable to minority interests, and equity in (losses) income of partnerships	6,793	11,306
Income tax benefit	6,126	3,763
Net income allocable to minority interests	26,996	38,882
Equity in losses of tax credit equity partnerships	(39,493)	(46,646)
Equity in (losses) income of other partnerships	(98)	402

Net income	$324	$7,707

Net income per common share:
Basic	$0.01	$0.21

Diluted	$0.01	$0.21

Distributions declared per common share	$0.4925	$0.4725

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005 (Restated)
Net income	$324	$7,707

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	18,728	(3,609)
Reclassification adjustment for (losses) gains included in net income	(205)	914

Total unrealized gains (losses) on investments	18,523	(2,695)

Currency translation adjustment	31	—

Other comprehensive income (loss)	18,554	(2,695)

Comprehensive income	$18,878	$5,012

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$324	$7,707
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to subsidiary preferred shareholders	2,302	950
Proceeds from investors in guaranteed tax credit equity funds	19,271	17,622
Net holding gains on trading securities	(1,061)	(2,985)
Impairments and valuation allowances	3,393	812
Amortization of guarantee liability	(3,654)	(1,984)
Net gains on sales of investments	(5,460)	(1,469)
Losses from investments in partnerships	40,926	48,479
Net income allocable to minority interests	(29,298)	(39,832)
Amortization of premiums, discounts and fees on investments	(1,425)	(947)
Depreciation, accretion and amortization	7,008	4,369
Deferred income taxes	(2,988)	3,936
Deferred share compensation expense	1,214	4,299
Net change in assets and liabilities:
Decrease (increase) in interest receivable	2,024	(12)
Decrease in other assets	1,434	17,511
Decrease in accounts payable, accrued expenses and other liabilities	(46,760)	(27,315)
Decrease (increase) in loans held for sale	90,127	(6,631)

Net cash provided by operating activities	77,377	24,510

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bonds and interests in bond securitizations	(37,992)	(129,465)
Loan originations	(144,505)	(104,700)
Acquisition of assets and businesses, net of cash acquired	(130)	(9,612)
Purchases of property and equipment	(1,667)	(3,913)
Net investment in restricted cash and cash equivalents	15,327	(17,290)
Principal payments received	86,608	82,779
Proceeds from the sale of bonds	35,357	49,755
Distributions received from investments in partnerships	1,779	2,123
Net investments in tax credit equity partnerships	(105,592)	(100,447)

Net cash used in investing activities	(150,815)	(230,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from credit facilities	133,123	172,809
Repayment of credit facilities	(225,689)	(253,091)
Proceeds from tax credit syndication investors	102,618	71,053
Proceeds from senior interests in securitization trusts	–	151,087
Repayment of senior interests in securitization trusts	(15,308)	(57,450)
Proceeds from notes payable by tax credit equity partnerships and other debt	94,060	71,333
Repayment of notes payable by tax credit equity partnerships and other debt	(84,799)	(31,682)
Purchase of common shares	—	(1,311)
Issuance of common shares	—	64,927
Proceeds from stock options exercised	3,041	185
Excess tax benefit (expense) from option and share awards	849	(40)
Distributions to common shareholders	(18,730)	(16,636)

Net cash (used in) provided by financing activities	(10,835)	171,184
Net decrease in cash and cash equivalents	(84,273)	(35,076)
Cash and cash equivalents at beginning of period	140,681	92,881

Cash and cash equivalents at end of period	$56,408	$57,805

The accompanying notes are an integral part of these financial statements.		(Continued )

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005 (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$28,553	$23,307

Income taxes paid	$5,412	$467

Non-cash activity related to consolidation and deconsolidation of entities:
Loans receivable	$(775)	$—
Investments in partnerships	23,170	144,496
Restricted cash and cash equivalents	613	186
Other assets	4	209
Property and equipment, net	775	5,256
Tax credit equity fund debt and mortgage notes payable	2,599	48,925
Accounts payable, accrued expenses and other liabilities	27	3,394
Minority interests in subsidiary companies	21,161	97,828

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Municipal Mortgage & Equity, LLC, its wholly owned subsidiaries and its partially owned subsidiaries (“MuniMae,” “we” or “us,” or “Company”) in which we have a majority voting interest and control. We also consolidate variable interest entities (“VIEs”) of which we are the primary beneficiary. We account for investments in other ventures using the equity method. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly present our financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). Amounts included for the three months ended March 31, 2005 and as of December 31, 2005 are restated as set forth in our 2005 Annual Report. Certain other 2005 amounts have been reclassified to conform to the 2006 presentation with no effect on net income or shareholders’ equity.

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

Tax-exempt bonds, taxable bonds, interests in bond securitizations and loans

Bonds are accounted for as available-for-sale debt securities and are carried at their estimated fair values. Unrealized gains and losses are recorded as a component of other comprehensive income and realized gains and losses and other-than-temporary impairments are recorded in net income. The fair values of most bonds and interests in bond securitizations are based on quotes from brokers or other external sources. We determine the fair values of bonds that participate in the net cash flows or the net capital appreciation of the underlying collateral property and/or that are wholly collateral dependent and for which a limited market exists, based on discounted cash flow analyses using appropriate discount and capitalization rates. If the fair value of an available-for-sale security is less than its amortized cost and events and circumstances indicate the decline in value is other-than-temporary, an impairment loss is recognized.

Loans receivable are carried at amortized cost net of valuation allowances. When we believe it is probable that we will not collect all amounts due under the terms of the loan, we record a valuation allowance. Loans held for sale are carried at the lower of cost or market and are typically held for less than three months.

Interest income on bonds and loans receivable is recognized using a constant effective yield over the contractual term of each investment. Purchased premiums and discounts, fees and direct loan origination costs are included in the determination of the effective yield of each investment. We recognize participating interest income when received on bonds with participation features. We place investments on non-accrual status when collection of interest is in doubt, which is usually after 90 days of non-payment. Interest payments subsequently received are applied first to accrued interest until such balance is zero. Investments return to accrual status only after all past due interest has been received, and there is no concern related to the collectibility of all principal and interest.

Consolidated tax credit equity funds

We consolidate certain of our tax credit equity funds under the following circumstances:

•	When we guarantee the stream of tax credits to fund investors, we have continuing involvement with the fund and are deemed to have effective control over its assets. As a result, the proceeds from the sale of assets to these funds and any guarantee fees are deferred and reflected as a guarantee liability on our balance sheet. These fees are recognized ratably over the guarantee period using the lease method. If certain performance thresholds of the funds are achieved and our guarantee obligation has been satisfied, the fund is deconsolidated and a gain is recognized based on the difference between the carrying values of the fund assets and our guarantee liability.

•	When the fund is considered a VIE and where we have determined we are the primary beneficiary, which is usually during the subscription phase of the fund in which there are multiple investors.

Mortgage servicing rights

When we sell a loan to a third party and retain the right to service the loan, we allocate the carrying amount of the loan between the mortgage servicing right and the loan based on their relative fair values. We record a gain on sale of the loan based on sale proceeds (net of any retained recourse obligation) less the allocated carrying value of the loan. The carrying amount of the retained mortgage servicing right is amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing fees are recognized as income when earned and received. We evaluate mortgage servicing rights for impairment based on their estimated fair values, and if we determine that an impairment exists, we reduce the carrying amount through a valuation allowance.

Goodwill and other intangible assets

We test goodwill and indefinite lived intangible assets for impairment annually or more often if circumstances indicate there may be a reason to believe impairment has occurred. Impairment losses are included in net income in the period of determination. Intangible assets with definite lives are amortized over the estimated useful lives using the straight-line method.

Derivative financial instruments

We use derivative financial instruments to reduce our risk associated with movements in interest rates (interest rate swaps) or as a means to finance certain investments (total return swaps). We also use derivative financial instruments in the ordinary course of our mortgage banking business (forward loan commitments) and to provide credit enhancement on other investments (put options and guarantees). We carry our derivative financial instruments at fair value and have not designated them as hedges. Accordingly, changes in fair values are recorded in net income as they occur.

Revenue recognition

We earn fee income from a variety of services, which are summarized below:

•	Syndication fees are recognized ratably as tax credit equity funds invest in operating partnerships that own and operate affordable housing projects.

•	Brokerage fees are recognized when earned upon the closing of the arranged transactions.

•	Guarantee fees are recognized ratably over the guarantee period.

•	Asset management and advisory fees are recognized when we have performed the required services, the amount we will receive is determinable and collection is reasonably assured.

•	Loan servicing fees are recognized as income when received.

Stock based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“FAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” under the modified prospective method. FAS 123R requires us to expense grants made under share option and employee share purchase plan programs in our consolidated statements of net income. The cost will be recognized over the vesting period of the applicable share option or other share-based payment. The adoption of FAS 123R did not have a material impact to our share options since substantially all of our options were vested at the adoption date. As of March 31, 2006 and December 31, 2005, total compensation cost related to nonvested awards not yet recognized was $5.9 million and $4.6 million, respectively. The weighted-average period over which compensation cost on nonvested awards is expected to be recognized was 18.5 months as of March 31, 2006.

The following is a summary of the activity and weighted-average grant-date fair value related to our unvested deferred shares for the three months ended March 31, 2006:

	Number of shares	Weighted- average grant date fair value
Unvested shares at January 1, 2006	287	$24.62
Share grants	133	26.63
Share forfeitures	(7)	24.29
Share vestings	(127)	25.39

Unvested shares at March 31, 2006	286	25.54

NOTE 2—TAX-EXEMPT BONDS, TAXABLE BONDS AND INTERESTS IN BOND SECURITIZATIONS

The tax-exempt bonds, taxable bonds and interests in bond securitizations consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Face Amount	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Non-participating tax-exempt bonds	$1,254,638	$1,232,407	$36,371	$(37,330)	$1,231,448
Participating tax-exempt bonds	128,146	126,843	5,203	(12,969)	119,077
Subordinate non-participating tax-exempt bonds	6,541	6,361	295	(963)	5,693
Subordinate participating tax-exempt bonds	60,530	35,718	26,167	(91)	61,794
Interests in bond securitization trusts	4,469	4,449	816	(8)	5,257
Taxable bonds	31,706	31,293	659	(12)	31,940

Total	$1,486,030	$1,437,071	$69,511	$(51,373)	$1,455,209

	December 31, 2005
	Face Amount	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Non-participating tax-exempt bonds	$1,255,742	$1,232,720	$29,276	$(44,995)	$1,217,001
Participating tax-exempt bonds	128,209	126,834	5,304	(12,942)	119,196
Subordinate non-participating tax-exempt bonds	6,546	6,366	283	(1,031)	5,618
Subordinate participating tax-exempt bonds	60,530	35,800	24,664	(239)	60,225
Interests in bond securitization trusts	3,817	3,813	—	(879)	2,934
Taxable bonds	31,735	31,329	245	(13)	31,561

Total	$1,486,579	$1,436,862	$59,772	$(60,099)	$1,436,535

The unrealized losses on the bonds or interests in bond securitizations in the above table were caused primarily by declines in credit quality of the borrowers on specific bonds. All of the bonds are collateralized by operating real estate projects and we expect that they will not be settled at a price less than amortized cost, which for some bonds, has been previously reduced for other-than-temporary impairments. We performed reviews of the properties collateralizing each bond and concluded that it was probable that we will receive all amounts due. Because we have the ability and intent to hold these bonds or interests in bond securitizations until the expected recovery of fair value, which may be at maturity, we do not consider the bonds or interests in bond securitizations to be other-than-temporarily impaired at March 31, 2006.

The following table summarizes the activity for tax-exempt bonds, taxable bonds and interests in bond securitizations for the three month periods ended March 31, 2006 and 2005:

	2006	2005
Balance—January 1,	$1,436,535	$1,284,953
Acquisitions	37,809	129,510
Sales/payoff	(35,619)	(48,841)
Principal payments	(1,299)	(1,013)
Other-than-temporary impairments	(1,768)	(292)
Unrealized gains (losses), net	18,523	(2,695)
Amortization	1,028	442

Balance—March 31,	$1,455,209	$1,362,064

	2006	2005
Realized gains on bonds sold	$1,230	$914
Realized losses on bonds sold	$(1,435)	$—

The following table summarizes bonds on non-accrual status and the treatment of the related interest income as of and for the three month periods ended March 31, 2006 and 2005:

March 31,	Face Value of Bonds	Interest Income Recognized	Interest Income Not Recognized (1)
2006	$243,012	$732	$4,638
2005	$154,125	$223	$3,093
(1)	This amount represents additional period interest income that would have been recognized had these bonds been on accrual status.

NOTE 3—LOANS RECEIVABLE, NET AND LOANS RECEIVABLE HELD FOR SALE

The following table summarizes loans at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Loans receivable:
Construction loans	$546,385	$518,899
Taxable supplemental loans	100,723	72,931
Other taxable loans	125,897	123,922

	773,005	715,752
Allowance for loan losses	(4,679)	(3,120)

Loans receivable, net	$768,326	$712,632

Loans receivable held for sale – primarily taxable permanent loans	$5,091	$91,196

The following table summarizes loans on non-accrual status and the treatment of the related interest income as of and for the three month periods ended March 31, 2006 and 2005:

March 31,	Face Value of Loans	Interest Income Recognized	Interest Income Not Recognized (1)
2006	$97,269	$587	$2,669
2005	$44,644	$810	$824
(1)	This amount represents additional period interest income that would have been recognized had these loans been on accrual status. At times, we make loans through back-to-back investments where we borrow funds from the Midland Affordable Housing Group Trust (“Group Trust”), a related party, and lend the proceeds to developers. The Group Trust bears the risk of loss with respect to these loans and as such, if interest income is not recognized by us, we are not required to pay interest expense to the Group Trust. $1.9 million and $0.3 million of the interest income not recognized related to our Group Trust relationship during the three month periods ended March 31, 2006 and 2005, respectively.

The following table summarizes our impaired loans as of and for the three month periods ended March 31, 2006 and December 31, 2005:

	Investment in Impaired Loans	Average Face Value	Allowance for Loan Losses
March 31, 2006	$13,235	$11,071	$4,679
December 31, 2005	$10,164	$10,290	$3,120

The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, 2006 and 2005:

	2006	2005
Balance—January 1,	$3,120	$2,712
Provisions	1,618	520
Write-offs	(59)	—

Balance—March 31,	$4,679	$3,232

NOTE 4—INVESTMENTS IN PARTNERSHIPS

The following table summarizes our investments in partnerships at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Investments in affordable housing partnerships owned by consolidated tax credit equity funds	$565,969	$537,303
Investments in affordable housing partnerships accounted for under the lease method	195,467	182,153
Investments in affordable housing partnerships expected to be sold to tax credit equity funds	85,517	85,272

Investments in tax credit equity partnerships	846,953	804,728
Co-investments in funds holding primarily commercial real estate loans	13,133	14,597
Investments in real estate partnerships	52,126	53,189

Total investments in partnerships	$912,212	$872,514

NOTE 5—GOODWILL & OTHER INTANGIBLE ASSETS

Goodwill

The following summarizes our goodwill by business segment at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Affordable housing finance	$70,140	$70,140
Other real estate finance	63,017	63,159

Total goodwill	$133,157	$133,299

Other intangible assets

The components of other intangible assets were as follows at March 31, 2006 and December 31, 2005:

		Acquisition Value		Accumulated Amortization		Net Carrying Amount
	Estimated Useful Life (in Years)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Amortized intangible assets:
Asset management contracts	3.5-14.5	$34,248	$34,248	$(15,125)	$(14,123)	$19,123	$20,125
Customer relationships	6.9	2,462	2,195	(408)	(293)	2,054	1,902
Loan origination costs	1	1,234	1,234	(1,107)	(1,095)	127	139
Other intangibles	2.3-3.9	200	200	(98)	(77)	102	123

Weighted average/subtotal	7.3	38,144	37,877	(16,738)	(15,588)	21,406	22,289

Unamortized intangible assets:
License agreement	N/A	4,000	4,000	—	—	4,000	4,000

Total intangible assets		$42,144	$41,877	$(16,738)	$(15,588)	$25,406	$26,289

Total amortization expense for intangible assets for the three month periods ended March 31, 2006 and 2005 was $1.2 million and $1.0 million, respectively. The estimated amortization expense for intangible assets for the second, third and fourth quarters of 2006 is $1.2 million, $1.1 million and $1.1 million, respectively. We estimate amortization expense to be the following over the next five years:

Amortization Expense
2007	$3,925
2008	3,474
2009	2,783
2010	2,488
2011	1,875

NOTE 6—NOTES PAYABLE AND DEBT

The following table summarizes notes payable and debt at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2006	Interest Rates (1)	Maturity Dates
Credit facilities
Fixed rate	$40,000	$30,000	6.34% - 6.61%	Various dates through November 2006
Variable rate	261,087	363,653	5.63% - 7.75%	Various dates through May 2010

Senior interests in securitization trusts
Fixed rate	118,196	119,619	3.37%-12.00%	Various dates through November 2009
Variable rate	634,355	648,380	3.2%-3.36%	Various dates through January 2025

Other debt
Fixed rate	51,760	72,569	4.75% - 6.71%	Various dates through December 2006
Variable rate	296,873	249,042	6.00% - 9.75%	Various dates through October 2011

Total recourse debt	1,402,271	1,483,263
Tax credit equity fund debt	126,970	151,177
Mortgage notes payable	96,949	94,716

Total non-recourse debt	223,919	245,893

Total notes payable and debt	$1,626,190	$1,729,156

(1)	Excluding rate reduction programs

Covenant Compliance

Under the terms of our various credit facilities, we are required to comply with financial covenants including net worth, interest coverage, leverage, liquidity, collateral and other terms and conditions.

As of March 31, 2006, we were in compliance with our financial covenants.

NOTE 7—SEGMENT INFORMATION

Effective January 1, 2006, we reorganized our operations to: (1) better serve our customers; (2) increase our market share in existing businesses; and (3) identify new business opportunities. Accordingly, the business segments have been revised to reflect this new structure. We conduct our business activities primarily through three business segments:

•	Through our affordable housing finance segment, which we operate under the trade name of MMA Financial, we (1) invest in tax-exempt bonds and bond securitizations; (2) make construction, supplemental and permanent loans; and (3) provide tax credit equity syndication and asset management services and (4) originate, sell and service mortgage loans collateralized by affordable housing projects.

•	Through our other real estate finance segment, which we operate under the trade name of MMA Realty Capital, we (1) provide loan servicing and investment management services; (2) invest in other types of real estate and real estate loans, including loans held by investment funds that we manage through investments in partnerships and funds; (3) originate, sell and service mortgage loans, primarily to government sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”) or agencies such as the Federal Housing Administration (“FHA”) and the U.S. Department of Housing and Urban Development (“HUD”); (4) invest in community development district bonds; and (5) originate, sell and service mortgage loans collateralized by other real estate projects.

•	Through our new business segment, we develop new products, expand existing product types and investor relationships and leverage our expertise into new areas.

Segment results reflect the segment earnings measure reviewed by our chief operating decision maker.

The following tables reflect the results of our business segments for the three month periods ended and as of March 31, 2006 and 2005:

	Affordable housing finance	Other real estate finance	New business	Total segment
March 31, 2006
Segment revenues	$40,783	$20,401	$—	$61,184
Segment results	13,322	6,920	(624)	19,618

Segment assets	$2,661,218	$1,072,426	$1,509	$3,735,153
Other assets				21,039

Total assets				$3,756,192

March 31, 2005
Segment revenues	$42,967	$17,166	$—	$60,133
Segment results	18,404	4,590	—	22,994

Segment assets	$2,427,213	$851,419	$—	$3,278,632
Other assets				25,131

Total assets				$3,303,763

Below is a reconciliation of segment revenues to consolidated total income for the three month periods ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Total segment revenues	$61,184	$60,133
Corporate interest income	844	147
Revenues of consolidated tax credit equity funds	10,465	8,805
Deferred fees	2,645	(4,026)
Non-cash items	(4,198)	(2,963)

Total consolidated income	$70,940	$62,096

Below is a reconciliation of total segment results to consolidated net income for the three month periods ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Total segment results	$19,618	$22,994
Adjustments related to the consolidation of tax credit equity funds	(8,342)	(4,886)
Deferred fees	2,531	(3,722)
Non-cash items and certain indirect operating and financing costs	(10,108)	(4,944)
Adjustments for investments in partnerships	(3,375)	(1,735)

Net income	$324	$7,707

Total segment revenues and segment results differ from total consolidated income and net income because they:

•	include origination, syndication and guarantee fees and other revenues that are deferred or eliminated in the calculation of revenues and net income under GAAP;

•	include distributions received from our equity method investments rather than our share of net earnings (loss) of the underlying partnerships;

•	exclude certain indirect operating expenses, certain interest expenses and certain non-cash items including unrealized gains or losses related to derivatives, amortization of intangible assets, non-cash gains and losses associated with sales of loans, certain valuation allowances and impairment losses, changes in accounting principle, deferred income taxes and deferred compensation expense; and

•	adjust for differences in carrying bases for investments that are sold.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides certain information with respect to the derivative financial instruments held by us at March 31, 2006 and December 31, 2005:

	March 31, 2006			December 31, 2005
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Interest rate swap agreements	$431,460	$5,204	$1,028	$337,820	$3,736	$1,446
Total return swaps	38,200	—	164	71,255	239	144
Put option agreements	101,155	92	1,078	101,155	—	2,022
Loan commitments	192,770	—	1,995	137,889	—	393

Total derivative financial instruments		$5,296	$4,265		$3,975	$4,005

In January 2006, we entered into a LIBOR-based pay fixed, receive variable interest rate swap contract with a total notional amount of $100.0 million. The effective and termination dates of this swap are March 2, 2006 and March 2, 2016, respectively.

NOTE 9—GUARANTEES, COLLATERAL AND RESTRICTED CASH AND CASH EQUIVALENTS

Guarantees

The following table summarizes our guarantees at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(in millions) Guarantee	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Loss-sharing agreements with Fannie Mae, Ginnie Mae and HUD	$575.8	$1.7	$534.9	$1.4
Tax credit-related guarantees	548.7	273.6	547.7	252.7
Other financial/payment guarantees	402.4	261.0	410.8	280.3
Letter of credit guarantees	164.7	54.3	136.3	54.2
Indemnification contracts	184.3	111.8	186.5	119.4

Total	$1,875.9	$702.4	$1,816.2	$708.0

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

Collateral and restricted cash and cash equivalents

The following summarizes the assets or letters of credit we have pledged as collateral or that we consider restricted at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Restricted Cash & Cash Equivalents	Tax-exempt Bonds	Taxable Bonds	Loans Receivable	Investments in Partnerships	Letters of Credit	Total
Tax credit equity fund cash	$66,396	$—	$—	$—	$—	$—	$66,396
Guaranteed equity fund collateral	3,000	167,965	—	—	—	32,270	203,235
Bonds held in securitization trusts	—	793,070	—	—	—	—	793,070
Collateral for securitization programs
Merrill Lynch P-Floats	—	144,631	—	—	—	—	144,631
MBIA	1,500	35,695	—	—	—	30,000	67,195
Notes payable, warehouse lending and lines of credit	—	—	22,550	571,924	90,505	—	684,979
Other collateral	9,502	56,244	—	—	—	4,000	69,746

Total	$80,398	$1,197,605	$22,550	$571,924	$90,505	$66,270	$2,029,252

	December 31, 2005
	Restricted Cash & Cash Equivalents	Tax-exempt Bonds	Taxable Bonds	Loans Receivable	Investments in Partnerships	Letters of Credit	Total
Tax credit equity fund cash	$69,336	$—	$—	$—	$—	$—	$69,336
Guaranteed equity fund collateral	3,000	156,660	—	—	—	32,270	191,930
Bonds held in securitization trusts	—	794,066	—	—	—	—	794,066
Collateral for securitization programs
Merrill Lynch P-Floats	—	138,913	—	—	—	—	138,913
MBIA	17,000	78,191	—	—	—	—	95,191
Notes payable, warehouse lending and lines of credit	—	—	22,220	659,002	76,533	—	757,755
Other collateral	7,002	55,133	—	—	—	4,000	66,135

Total	$96,338	$1,222,963	$22,220	$659,002	$76,533	$36,270	$2,113,326

NOTE 10—INCOME TAXES

Certain subsidiaries of MuniMae are corporations and are therefore subject to federal and state income taxes. The following table summarizes the provision (benefit) for income taxes at March 31, 2006 and March 31, 2005:

	2006	2005
Federal income tax expense (benefit):
Current	$—	$—
Deferred	(5,681)	(3,488)
State income tax expense (benefit):
Current	556	213
Deferred	(1,001)	(488)

Total	$(6,126)	$(3,763)

During the first quarter 2006 and 2005, we recognized approximately $0.9 million and $(0.04) million respectively, of net tax effects associated with the exercise of employee stock options and vesting of deferred shares. These tax effects were added directly to shareholders’ equity, and are not reflected in income tax expense on the income statement.

We had a net deferred tax liability of $2.2 million and $9.8 million at March 31, 2006 and December 31, 2005, respectively.

NOTE 11—REORGANIZATION OF OPERATIONS

During the fourth quarter of 2005, we adopted a plan to reorganize our operations and recorded a charge to operations of approximately $5.2 million, consisting primarily of employee termination benefits. As of March 31, 2006, approximately $0.5 million of these costs remain unpaid.

NOTE 12—EARNINGS PER SHARE

The following table reconciles the numerators and denominators in the basic and diluted earnings per share (“EPS”) calculations for common shares for the three month periods ended March 31, 2006 and 2005. The effect of potentially dilutive securities are included in the calculation only when dilutive. The computation of diluted EPS for the period ended March 31, 2006 excluded 472,056 deferred shares, as they were anti-dilutive.

	For the three months ended March 31, 2006		For the three months ended March 31, 2005
	Basic	Diluted	Basic	Diluted
Net income	$324	$324	$7,707	$7,707

Weighted-average shares outstanding	38,300	38,300	36,888	36,888
Dilutive securities:
Options and deferred shares	—	124	—	240

Adjusted weighted-average shares used in EPS computation	38,300	38,424	36,888	37,128

NOTE 13—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES AND NON-PROFIT ENTITIES

MuniMae Affordable Housing, Inc. (“MMAH”) and MuniMae Foundation, Inc. (“MMF”) are affiliated non-profit entities organized to promote affordable housing. During June 2005, certain developers for projects being financed by us encountered substantial financial difficulties as a result of, among other problems, inadequate management and supervision of the development of their projects, which included ten affected properties (the “2005 Assets”). As a result of negotiations with these developers, these developers were required to transfer their interests in the 2005 Assets to MMAH or MMF. For additional background information regarding the 2005 Assets, see Note 18 to our consolidated financial statements in our 2005 Annual Report. As of March 31, 2006, the total carrying value of our investments in the 2005 Assets was $38.1 million.

Through March 31, 2006, we have provided additional financing of $3.7 million to certain of the 2005 Assets. We continue to evaluate impairment risk related to all of the 2005 Assets as it relates to us. As of March 31, 2006, two of the tax-exempt bonds related to the 2005 Assets were temporarily impaired by $0.6 million and were carried at fair values below amortized cost through a charge to other comprehensive income.

During December 2005, we recorded an other-than-temporary impairment loss of $2.6 million related to a tax-exempt bond with an amortized cost of approximately $8.4 million and collateralized by one of the 2005 Assets. In January 2006, we exercised our rights as a bondholder and foreclosed on the underlying project. At the time of foreclosure, the project was sold, and the sale proceeds of $5.8 million were used to redeem the tax-exempt bond, which resulted in no gain or loss.

We did not record any charges to impairments and valuation allowances related to the 2005 Assets during the three months ended March 31, 2006.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The following table summarizes our material commitments and contingencies not set forth on the balance sheet as of March 31, 2006 and December 31, 2005:

(in millions)	March 31, 2006	December 31, 2005
Outstanding letters of credit(1)	$137.9	$136.2
Unfunded loan commitments	363.5	347.9
Unfunded equity commitments(2)	841.4	1,193.0

(1)	In February 2006, we entered into a $30.0 million letter of credit facility with Bank of America. The letter of credit supports a securitization program previously collateralized with restricted cash of $17.0 million. $1.5 million of restricted cash will remain as collateral. The facility maturity date is February 23, 2007.
(2)	Approximately $458.9 million and $772.0 million as of March 31, 2006 and December 31, 2005, respectively, related to equity commitments of our consolidated tax credit equity funds.

Litigation

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

NOTE 15—SUBSEQUENT EVENTS

MMA Renewable Ventures

In May 2006, we acquired Renewable Ventures LLC, a third-party financer and operator of renewable energy generation facilities for approximately $3.0 million, including approximately $0.6 million of common shares. Renamed as MMA Renewable Ventures, it is intended to provide third-party financing solutions for the creation of renewable energy facilities throughout North America. MMA Renewable Ventures will focus initially on investments in solar energy, but will also consider opportunities in other renewable energy technologies and markets, including wind, biofuels, biomass, biogas, and geothermal energy generation. MMA Renewable Ventures will be a part of our new business segment.

Repurchase Facility

In May 2006, we entered into a Multifamily and Health Care Mortgage Loan Repurchase Agreement (“Repurchase Facility”) with Washington Mutual Bank (“Bank”). The Repurchase Facility provides for the Bank to purchase up to $125.0 million of certain qualifying mortgage loans from us, on a service retained basis, subject to our obligation to repurchase the mortgage loans from the Bank and the other terms and conditions of the Repurchase Facility. These mortgage loans will generally be subject to a commitment by a takeout investor to acquire such loans from us on or before a specified delivery date, and, in any event, will be repurchased by us from the Bank within 90 days of their acquisition by the Bank. The Repurchase Facility terminates on February 1, 2008 or, at the option of the Bank after the giving of 30 days notice, on May 31, 2007.

Warehousing Facility

In May 2006, we entered into a Warehousing Credit and Security Agreement (“Warehousing Facility”) with the Bank. The Warehousing Facility provides revolving loans to finance specified types of mortgage loans in an amount of up to $70.0 million. The Warehousing Facility will terminate on April 1, 2008, or, at the option of the Bank, on May 31, 2007. Loans under the Warehousing Facility bear interest at a fixed rate and/or the one month LIBOR plus a spread depending on the balance of non-interest bearing deposit accounts maintained at the Bank.

Mortgage Asset Purchase Agreement

In June 2006, we entered into a Mortgage Asset Purchase Agreement and other ancillary agreements (“Purchase Agreement”) with Wachovia Bank, National Association (“Wachovia”). The Purchase Agreement provides for Wachovia to purchase up to $260.0 million of certain qualifying mortgage loans from us, subject to our obligation to repurchase such mortgage loan assets from Wachovia and the other terms and conditions of the Purchase Agreement. These mortgage loans will be repurchased by us from Wachovia by September 13, 2006, at which time the facility expires.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

General Overview

Municipal Mortgage & Equity, LLC (“MuniMae,” “we,” “us,” or “Company”), headquartered in Baltimore, Maryland, is a diversified real estate finance company that arranges debt and equity financing for developers and owners of real estate and clean energy projects and provides investment management and advisory services for institutional investors. For additional information regarding our structure and segments, see Note 7 – Segment Information, in the notes to our consolidated financial statements.

Tabular dollars are in thousands, except per share amounts, unless otherwise noted.

Critical Accounting Policies and Related Estimates

Critical accounting estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. We applied our critical accounting policies and estimation methods consistently in all periods presented and have discussed these policies with our Audit Committee. There have been no changes to our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”).

Recent Events

MMA Renewable Ventures

In May 2006, we acquired Renewable Ventures LLC, a third-party financer and operator of renewable energy generation facilities for approximately $3.0 million, including $0.6 million of common shares. Renamed as MMA Renewable Ventures, it is intended to provide third-party finance solutions for the creation of renewable energy facilities throughout North America. MMA Renewable Ventures will focus initially on investments in solar energy, but will also consider opportunities in other renewable energy technologies and markets, including wind, biofuels, biomass, biogas, and geothermal energy generation. MMA Renewable Ventures will be a part of our new business segment.

Repurchase Facility

In May 2006, we entered into a Multifamily and Health Care Mortgage Loan Repurchase Agreement (“Repurchase Facility”) with Washington Mutual Bank (“Bank”). The Repurchase Facility provides for the Bank to purchase up to $125.0 million of certain qualifying mortgage loans from us, on a service retained basis, subject to our obligation to repurchase the mortgage loans from the Bank and the other terms and conditions of the Repurchase Facility. These mortgage loans will generally be subject to a commitment by a takeout investor to acquire such loans from us on or before a specified delivery date, and, in any event, will be repurchased by us from the Bank within 90 days of their acquisition by the Bank. The Repurchase Facility terminates on February 1, 2008 or, at the option of the Bank after the giving of 30 days notice, on May 31, 2007. For additional information on this Repurchase Facility, see our Current Report on Form 8-K filed on June 19, 2006.

Warehousing Facility

In May 2006, we entered into a Warehousing Credit and Security Agreement (“Warehousing Facility”) with the Bank. The Warehousing Facility provides revolving loans to finance specified types of mortgage loans in an amount of up to $70.0 million. The Warehousing Facility will terminate on April 1, 2008, or, at the option of the Bank, on May 31, 2007. Loans under the Warehousing Facility bear interest at a fixed rate and/or the one-month LIBOR plus a spread depending on the balance of non-interest bearing deposit accounts maintained at the Bank. For additional information on this Warehousing Facility, see our Current Report on Form 8-K filed on June 19, 2006.

Mortgage Asset Purchase Agreement

In June 2006, we entered into a Mortgage Asset Purchase Agreement and other ancillary agreements (“Purchase Agreement”) with Wachovia Bank, National Association (“Wachovia”). The Purchase Agreement provides for Wachovia to purchase up to $260.0 million of certain qualifying mortgage loans from us, subject to our obligation to repurchase such mortgage loan assets from Wachovia and the other terms and conditions of the Purchase Agreement. These mortgage loans will be repurchased by us from Wachovia by September 13, 2006, at which time the facility expires. For additional information on this Purchase Agreement, see our Current Report on Form 8-K filed on June 21, 2006.

Results of Operations and Financial Condition

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of results for the full year ending December 31, 2006. Our operating results are seasonal in nature with the highest revenues expected in the second half of the year.

Period over Period Comparisons

Net Interest Income

	For the three months ended March 31,
	2006	2005
Interest on bonds and interests in bond securitizations	$22,311	$21,944
Interest on loans	15,651	12,299
Interest on short-term investments	1,808	265

Total interest income	39,770	34,508

Interest expense	(26,813)	(21,791)

Net interest income	$12,957	$12,717

•	The increase in interest on bonds was due to a higher weighted average investment in bonds of approximately $100.0 million. This increase is partially offset by lower rates on new investments than on repaid bonds and unrecognized income related to bonds on non-accrual status.

•	The increase in interest on loans is due to a 17% increase in the average net loan receivable balance due primarily to new construction loans funded since the first quarter of 2005 and higher interest rates.

•	The increase in interest on short-term investments is due to higher invested balances coupled with higher interest rates and improvements we made in our management of cash.

•	The increase in interest expense is primarily due to: (1) an increase in borrowings related to the funding of new loans; (2) a new securitization of bond investments; (3) additional draws on our credit facilities coupled with higher interest rates; and (4) the issuance of $88.8 million of trust preferred securities in March and June of 2005 at a weighted average rate of 7.86%.

Fee Income

	For the three months ended March 31,
	2006	2005
Syndication fees	$11,629	$9,301
Brokerage fees	663	435
Guarantee fees	4,286	3,428
Asset management and advisory fees	3,437	5,686
Loan servicing fees	3,484	1,222
Other income	1,112	944

Total fee income	$24,611	$21,016

•	Syndication fees are primarily driven by the volume of investments made by sponsored tax credit equity funds in affordable housing projects (“Project Partnerships”). The increase in syndication fees resulted from an increase in these investments of approximately $20.3 million over the comparable period in 2005.

•	The increase in brokerage fees is due primarily to increased fees from institutional customers related to our MONY Realty Capital, Inc. (“MRC”) acquisition in February, 2005.

•	The increase in guarantee fees is due to the amortization of investor contributions to guaranteed tax credit equity funds made in 2005 and 2006.

•	The decrease in asset management fees over the comparable period in 2005 is attributable to lower distributions from our tax credit equity funds partially offset by higher fees resulting from our MRC acquisition. In 2005, sales of certain low income housing projects in certain funds produced proceeds sufficient to pay incentive asset management fees. There were no such sales during the first quarter of 2006.

•	The increase in loan servicing fees is due to the increase in our servicing portfolio from the Glaser Financial Group, Inc. (“Glaser”) acquisition in July, 2005 generating $2.3 million in fees.

Net Gain (Loss) and Impairments and Valuation Allowances

	For the three months ended March 31,
	2006	2005
Net gain (loss) on sale of loans	$5,550	$(286)
Net (loss) gain on sale of tax-exempt investments	(205)	914
Net gain on sale of investments in tax credit equity partnerships	115	841
Net gain on derivatives	2,089	2,678
Impairments and valuation allowances	(3,393)	(812)

Total net gain (loss) and impairments and valuation allowances	$4,156	$3,335

•	The increase in net gain (loss) on sale of loans is due primarily to an increase in gains on sales of immediate delivery loans primarily due to the Glaser acquisition.

•	The decrease in net (loss) gain on sale of tax-exempt investments is primarily due to the sale of community development district bonds into an off-balance sheet securitization trust in addition to four bonds generating $0.4 million of net loss in 2006 versus the repayment or sale of five bonds generating $0.9 million of gain in 2005.

•	The decrease in net gain on sale of investments in tax credit equity partnerships was due primarily to a reduction in activity from gains related to property sales in guaranteed tax credit equity funds under the lease method.

•	We recorded $3.4 million in impairments and valuation allowances during the first quarter of 2006 related to two bonds and four taxable loans. In 2005, we recorded other-than-temporary impairments totaling $0.8 million on one bond and one taxable loan.

Expenses

	For the three months ended March 31,
	2006	2005
Salaries and benefits	$20,392	$17,541
General and administrative	14,692	11,049
Depreciation and amortization	6,406	3,744

Total expenses	$41,490	$32,334

•	The increase in salaries and benefits is attributable primarily to the effects of the MRC and Glaser acquisitions and scheduled merit increases.

•	The increase in general and administrative expenses is primarily attributable to: (1) an increase in professional fees primarily due to additional audit fees related to our restatement of prior years’ financial statements in our 2005 Annual Report; (2) increases in office rent from our new offices in Atlanta, Denver, St. Paul and Tampa and the expansion of our office space in Boston; and (3) higher information technology expenses and travel and entertainment expenses resulting primarily from the MRC and Glaser acquisitions and higher unreimbursed deal expenses related to our tax credit equity business. These increases were partially offset by the effects (approximately $1.7 million) of five fewer tax credit equity funds being consolidated in 2006 as compared to 2005.

•	The increase in depreciation and amortization expenses is due to amortization of mortgage servicing rights ($2.8 million) acquired as part of the Glaser acquisition.

Other Statements of Income Items

	For the three months ended March 31,
	2006	2005
Income tax benefit	$6,126	$3,763
Equity in losses of tax credit equity partnerships	(39,493)	(46,646)
Equity in (losses) income of other partnerships	(98)	402
Net income allocable to minority interests	26,996	38,882
Net rental income	6,559	6,572

Total other statements of income items	$90	$2,973

•	The increase in the income tax benefit is primarily due to an increase in operating losses of our taxable subsidiaries driven primarily by the higher expenses discussed above.

•	The decrease in equity in losses of tax credit equity partnerships is due primarily to a decrease in the number of tax credit equity funds consolidated.

•	Equity in the income of other partnerships in 2005 resulted primarily from gains on sales of properties owned by these partnerships. There were no such gains in 2006.

•	Net income allocable to minority interests is primarily dependent on the equity in losses of tax credit equity partnerships. The consolidation of Project Partnerships and tax credit equity funds has an insignificant impact on our net income as we own less than 1% of these entities. In addition, included in net income allocable to minority interest is approximately $2.3 million and $1.0 million in 2006 and 2005, respectively, of expense related to distributions paid on our preferred shareholders’ equity in a subsidiary company.

•	Net rental income is entirely from the operations of consolidated Project Partnerships and primarily fluctuates based on the number of consolidated Project Partnerships.

Liquidity and Capital Resources

We believe our financing capacity, bond securitizations, loan sales to government sponsored enterprises (“GSEs”), operating cash flow and the issuance of privately placed preferred securities are adequate to meet our current year capital requirements. Due to the delay in filing our 2005 Annual Report and this Quarterly Report on Form 10-Q, we will be unable for at least one year subsequent to the filing date of this Form 10-Q, to access the capital markets to raise public equity or debt using the Securities and Exchange Commission’s (the “SEC”) short-form registration procedures, which may mean delays in registering additional securities for sale. In addition, we may face delays in applying to register our securities if the SEC staff decides to review this report or our subsequent filings or our subsequent filings are delayed. Although the late filings will affect our ability to quickly raise public equity or debt, it will not affect our ability to offer securities in private offerings.

Liquidity

	March 31,
	2006	2005
Net cash provided by (used in)
Operating activities	$77,377	$24,510
Investing activities	(150,815)	(230,770)
Financing activities	(10,835)	171,184

Net decrease in cash and cash equivalents	$(84,273)	$(35,076)

•	Cash flow provided by operating activities increased primarily due to: (1) a $96.8 million increase in proceeds from the sale of loans held for sale partially offset by; (2) a $35.5 million decrease primarily attributable to higher payments of estimated taxes, higher operating expenses, payments related to our reorganization efforts and fluctuations in our syndication fee receivable activity and; (3) a decrease in net income of $7.4 million.

•	Cash flow used in investing activities decreased primarily due to a net decrease in purchases of bonds and interests in bond securitizations and loan originations of $51.7 million, a decrease in acquisitions of assets and businesses and purchases of property and equipment of $11.7 million, and a decrease in net investment in restricted cash and cash equivalents of $32.6 million, offset by a net increase in principal payments received and proceeds from the sale of bonds of $10.6 million, and an increase in net investments in partnerships and distributions received from investments in partnerships of $5.5 million.

•	Cash flow provided by financing activities decreased primarily due to a decrease in cash from borrowing provided by our credit facilities and securitizations of $168.0 million, a net decrease in cash from the issuance of common shares of $60.8 million, and an increase in distributions to common shareholders of $2.1 million, offset by a net decrease in cash used to pay down credit facilities and debt from securitizations of $16.4 million, and an increase in cash from tax credit syndication investors of $31.6 million.

Distributions

In January 2006, the Board of Directors declared a distribution of $0.4925 per common share for the three months ended December 31, 2005 to common shareholders of record on January 30, 2006. The payment date for the distribution was February 10, 2006.

In May 2006, the Board of Directors declared a distribution of $0.4975 per common share for the three months ended March 31, 2006 to common shareholders of record as of May 10, 2006. The payment date for the distribution was May 23, 2006.

Letters of Credit and Unfunded Loan and Equity Commitments

See Note—14 Commitments and Contingencies in the notes to our consolidated financial statements for information regarding our letters of credit and unfunded loan and equity commitments.

Contractual Obligations

Our 2005 Annual Report contains a detailed description of our contractual obligations. There have been no material changes to the information related to our contractual obligations since December 31, 2005.

Off-Balance Sheet Arrangements

We may invest in bonds that are subordinate in priority of payment to senior bonds that are owned by a third party. Such senior bonds represent our off-balance sheet debt. Senior bonds that are not reflected on our balance sheet at March 31, 2006 and December 31, 2005 totaled $11.3 million and $11.5 million, respectively (face amount).

The majority of our securitizations are reflected as indebtedness on our consolidated balance sheet, and off-balance sheet securitizations are not material to our liquidity and capital needs. At March 31, 2006 and December 31, 2005, our total off-balance-sheet debt relating to securitizations was $137.9 million and $101.6 million, respectively.

Debt Covenants

Under the terms of our various credit facilities, we are required to comply with financial covenants including net worth, interest coverage, leverage, liquidity, collateral and other terms and conditions.

As of March 31, 2006, we were in compliance with our financial covenants

.

Derivatives

In January 2006, we entered into a LIBOR-based pay fixed, receive variable interest rate swap contract with a total notional amount of $100.0 million. The effective and termination dates of this swap are March 2, 2006 and March 2, 2016, respectively.

Guarantees and Collateral

See Note—9 Guarantees and Collateral, in the notes to our consolidated financial statements for information regarding our guarantees and collateral.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than noted below, there has been no material changes since December 31, 2005 to the information included in Item 7A of our 2005 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2006, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”), which we are still in the process of remediation.

To address the material weaknesses described in Item 9A of the 2005 10-K, we performed additional analyses and other procedures, including enhanced analyses of transactions and accounts to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Remediation Initiatives and Interim Measures

In response to the material weaknesses discovered in its assessment of internal control over financial reporting disclosed in Item 9A of the 2005 Annual Report, management plans to continue to review and make changes to the overall design of its control environment. In particular, management has implemented and/or plans to implement during 2006 the specific measures described below to remediate the material weaknesses described in Item 9A of the 2005 Annual Report. Most of these remediation measures began subsequent to March 31, 2006, and management has not concluded that any of the material weaknesses in our internal control over financial reporting have been remediated. In the absence of full implementation of these remediation measures as of March 31, 2006, management has undertaken additional measures, including enhanced analyses of transactions and accounts, in connection with the March 31, 2006 quarter end financial reporting process, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements included in this Quarterly Report on Form 10-Q.

1. Control environment—We recognized the need for additional qualified accounting personnel in early 2004 and began recruiting efforts. The following summarizes the actions taken since that time:

•	By the end of 2004, the accounting staff had more than doubled with most of the new hires starting in the second half of the year.

•	In the first quarter 2005, we hired a Chief Accounting Officer with 20 years of relevant accounting experience, skills and knowledge who became our Chief Financial Officer effective January 1, 2006;

•	Also in 2005, we hired a Controller (who is now our Chief Accounting Officer) and an Assistant Controller; each with over 15 years of public company and real estate experience;

•	At the end of 2005, the reporting structures of tax credit equity and fund management accounting and finance functions were realigned to report through the corporate accounting and finance departments, to improve communication and the nature, extent and oversight of financial reporting controls;

•	In April 2006, we hired a Director of Technical Accounting who has significant experience auditing financial institutions and reviewing SEC filings for financial services registrants;

•	In May 2006, we hired an Assistant Controller and an Accounting Manager, each with significant experience auditing and working for publicly traded companies;

•	In July 2006, we hired a Controller who has extensive experience at the SEC and auditing publicly traded companies; and

•	In May 2006, we engaged a number of temporary employees to assist us in the monthly and quarterly closing processes while we recruit and train additional staff.

In June 2006, we began a comprehensive review of the accounting for our business segments, including the development and implementation of aggregated analyses and the use of metrics to enhance monitoring controls and error detection efforts and to more effectively integrate our accounting and financial reporting personnel into our operating businesses. Concurrently, we will reorganize the accounting department activities to develop consistency in accounting for similar transaction types and assess the staffing requirements needed to support the financial reporting requirements for each segment. As a result, we expect to continue to recruit additional qualified staff and train existing staff to meet these requirements.

In July 2006, we engaged consultants to assist us in the documentation and dissemination of clear accounting policies, particularly those related to accounting for the tax credit equity business. We also expect to use these consultants to assist us in performing a comprehensive review of our accounting functions, to identify opportunities for enhanced use of our financial systems, and to assist us in the implementation of best practices.

We expect these activities will assist us in preparing a GAAP-based budget for 2007 as part of the Company’s business planning process as another means to monitor and evaluate operating results.

2. Ineffective financial reporting process—In June 2006, we implemented certain analytical reports and began to design additional reports to detect errors and inconsistencies. We plan to continue these efforts with the goal of implementing segment reporting packages that aggregate similar transaction types and correlate balance sheet and income statement activity. These packages are intended to be used as the basis for quarterly business review meetings between accounting and business segment managers to review reported results of operations and as a forum to discuss planned future transactions. We have also reevaluated our segments, subsequent to our recent reorganization, and have reported their performance in the same manner for external reporting purposes and for reporting to our chief operating decision maker.

In June 2006, we reassigned an Assistant Controller, who has extensive financial systems experience, to lead a group dedicated to enhancing our use of financial systems, including the development of more effective automated analyses, more effective chart of accounts design and the automation of interfaces from certain feeder systems. Also in June 2006, we added to this group a Manager of Financial Systems, who has significant experience with our general ledger and other financial systems, and an Accounting Manager, who has significant experience with the Company’s operations.

3. Accounting for tax credit equity business—In June 2006, we trained our tax credit equity syndication accounting team in (1) the proper recognition of syndication fees, (2) the appropriate accounting for impairments of investments in real estate partnerships and (3) the capitalization of interest on investments in partnerships developing real estate projects. Also in June, we have also began to design and develop analyses to be used in the review of recorded syndication fee revenue and performed additional review procedures related to consolidated tax credit equity syndication partnerships. We plan to continue this training, increase the staffing levels in our tax credit equity syndication accounting group, and to better document our accounting policies relating to this business.

4. Accounting for deferral and recognition of bond and loan origination fees and direct costs—In February 2006, we began training our accounting staff in the application of the constant effective yield method of accounting for interest revenue on bonds and loans. In addition, in the course of restating our financial statements in the 2005 Annual Report, we constructed amortization schedules using the actual terms of the related bonds and loans and began amortizing net origination fees and direct costs over the contractual terms of the related instruments, no longer assuming any prepayments. We have also developed analyses comparing the recorded yield on these investments to their expected yields to help us detect errors and are developing a system to better capture the direct costs of originating bonds and loans.

5. Accounting for investments in partnerships using the equity method of accounting—In June 2006, we centralized the accounting responsibilities related to all investments in partnerships (excluding those related to our tax credit equity syndication business) and trained the responsible staff in the correct application of the equity method of accounting. We also developed spreadsheet models for each venture that (1) help us account for differences between our cost of the investments and the underlying equity of the investees and (2) calculate our share of the investees’ earnings and losses.

6. Identification and valuation of derivative financial instruments—As part of the restatement of our financial statements in the 2005 Annual Report, we reviewed all of our guarantees to identify embedded derivative financial instruments. We have instituted processes to review all new guarantees and other agreements to identify derivative instruments. In addition, we have performed additional reviews over the accuracy of assumptions used to value all derivatives, including those embedded within our commitments to lend.

7. Accounting for income taxes— In July 2006, we implemented automated analyses that accurately separate our income and expenses between taxable corporate entities and non taxable partnership entities to assist us in accurately accounting for income taxes.

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to our internal control over financial reporting during the first quarter of 2006 and subsequent to March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various legal proceedings from time to time, none of which we currently deem to be material.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2005 Annual Report on Form 10-K.

Item 6. Exhibits.

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

DATE: August 1, 2006	By:	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
2.1	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33–99088)

2.2.1	Stock Purchase Agreement, dated as of June 8, 2005, by and between David Williams, Kevin Filter, MMA Mortgage Investment Corporation and the Company (the “Glaser Stock Purchase Agreement”)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2005.

2.2.2	Amendment No. 1 to the Glaser Stock Purchase Agreement, dated as of July 1, 2005, by and between David Williams, Kevin Filter, MMA Mortgage Investment Corporation and the Company	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2002.

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2003.

4.1	Specimen Common Share Certificate	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.2	Indenture, dated as of May 3, 2004, by and between MMA Financial Holdings, Inc. and Wilmington Trust Company	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2004.

10.1	Amended and Restated Master Recourse Agreement by and among the Federal National Mortgage Association, the Company and MMACAP, LLC dated as of December 1, 2000	Incorporated by reference to the Company’s Annual Report on Form 10–K for the year ended December 31, 2004.

10.2	Credit Agreement, dated as of November 12, 2004, as amended, among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation, as borrowers, the Company, as guarantor, Bank of America, N.A., as administrative agent, U.S. Bank National Association, RBC Capital Markets and CitiCorp USA, Inc., as co-syndication agents, and the other lenders party thereto	Incorporated by reference to the Company’s Current Report on Form 8–K filed on November 17, 2004.

10.3.1	Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement (the “Tax Credit Warehousing Agreement”), dated as of November 4, 2005, by and among MMA Financial Warehousing, LLC and MMA Financial Bond Warehousing, LLC, as borrowers, the Company, MMA Financial Holdings, Inc., MMA Equity Corporation, MMA Financial TC Corp., MMA Financial BFGLP, LLC, MMA Financial BFRP, Inc., MMA Financial BFG Investments, LLC and MMA Special Limited Partner, Inc., as guarantors, and Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3.2	Guaranty Agreement, dated as of November 4, 2005, by Municipal Mortgage & Equity, LLC in favor of Bank of America, N.A., in its capacity as agent for the banks under the Tax Credit Warehouse Agreement*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3.3	First Amendment, dated as of May 3, 2006, to the Tax Credit Warehousing Agreement.

10.3.4	Fourth Amendment, dated as of July 11, 2006, to the Tax Credit Warehousing Agreement.

10.4.1	Amended and Restated Credit Agreement effective as of November 16, 2005 between U.S. Bank National Association and MMA Mortgage Investment Corporation (the “US Bank Credit Agreement”).	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4.2	First Amendment, dated as of December 5, 2005, to the US Bank Credit Agreement.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4.3	Second Amendment, dated as of December 14, 2005, to the US Bank Credit Agreement.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4.4	Third Amendment, dated as of March 15, 2006, to the US Bank Credit Agreement.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4.5	Fourth Amendment, dated as of July 24, 2006, to the US Bank Credit Agreement.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2006.

10.5	Multifamily and Health Care Mortgage Loan Repurchase Agreement dated as of May 31, 2006 between MMA Mortgage Investment Corporation and Washington Mutual Bank.	Incorporated by reference to the Company’s Current Report on Form 8–K filed on June 6, 2006.

10.6	Warehousing Credit and Security Agreement dated as of May 31, 2006 between MMA Construction Finance, LLC and Washington Mutual Bank.	Incorporated by reference to the Company’s Current Report on Form 8–K filed on June 6, 2006.

10.7.1	Letter of Credit Facility Agreement, dated as of October 18, 2002, as amended, between MMA Mortgage Investment Corporation (formerly, Midland Mortgage Investment Corporation) and Bank of America, N.A. (the “BOA MMIC LC Agreement”).	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7.2	Letter of Credit Facility Agreement, dated as of October 18, 2002, as amended, between MuniMae Construction Finance, LLC (formerly, MuniMae Midland Construction Finance, LLC) and Bank of America, N.A. (the “BOA MMCF LC Agreement,” and together with the BOA MMIC LC Agreement, the “BOA LC Agreements”).	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7.3	First Amendment to the BOA LC Agreements dated as of December 23, 2002.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7.4	Second Amendment to the BOA LC Agreements dated as of October 15, 2004.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7.5	Third Amendment to the BOA LC Agreements dated as of January 20, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7.6	Fourth Amendment to the BOA LC Agreements dated as of March 1, 2006.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.8.1	Revolving Credit Agreement (the “BOA $72M Agreement”) dated as of November 12, 2003 by and among MuniMae Construction Finance, LLC (formerly, MuniMae Midland Construction Finance, LLC), the banks party thereto, and Bank of America, N.A., as administrative agent	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.8.2	First Amendment to the BOA $72M Agreement dated as of May 4, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.9.1	Amended and Restated Credit Agreement (the “BOA $70M Agreement”), dated as of December 3, 2004, among MMA Construction Finance, LLC and MMA Mortgage Investment Corporation (formerly, Midland Mortgage Investment Corporation), as borrowers, and Bank of America, N.A. and the other lenders party thereto	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.9.2	First Amendment to the BOA $70M Agreement dated as of February 1, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.9.3	Second Amendment to the BOA $70M Agreement dated as of December 2, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.10	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11	Municipal Mortgage & Equity, L.L.C. 1998 Non–Employee Directors’ Share Incentive Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.12	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13	Municipal Mortgage & Equity, L.L.C. 2001 Non–Employee Directors’ Share Incentive Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.14	Municipal Mortgage & Equity, LLC 2004 Non–Employee Directors’ Share Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2004.

10.15.1	Employment Agreement by and between the Company and Mark K. Joseph dated as of July 1, 2003 (the “M. Joseph Employment Agreement”).	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.15.2	Amendment to the M. Joseph Employment Agreement by and between the Company and Mark K. Joseph dated as of January 1, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.15.3	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Joseph.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.16.1	Employment Agreement by and between the Company and Michael L. Falcone dated as of July 1, 2005.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.16.2	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Falcone.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.17.1	Employment Agreement by and between the Company and Earl W. Cole, III dated as of July 1, 2003.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.17.2	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Cole.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.18	Employment Agreement by and between the Company and Gary A. Mentesana dated as of June 14, 2006.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2006.

10.19	Employment Agreement by and between the Company and Jenny Netzer dated as of July 1, 2003.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.20	Employment Agreement by and between the Company and Charles M. Pinckney dated as of June 13, 2006.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2006.

10.21	Employment Agreement between MMA Financial, Inc. and Melanie M. Lundquist dated as of December 31, 2004.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.