Form 10-K
period 2006-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2009-04-29
CIK 1003201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (IRS Employer Identification No.)

621 East Pratt Street, Suite 300 Baltimore, Maryland (Address of principal executive offices)	21202-3140 (Zip Code)

Registrant’s telephone number, including area code
(443) 263-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares	None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our common shares held by non-affiliates was $112,130,694 based on the last sale price as reported in the over the counter market on June 30, 2008.

Number of shares of Common Shares outstanding as of December 31, 2008: 39,382,641.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated: None.

Municipal Mortgage & Equity, LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. They include the factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Item 1A. Risk Factors in evaluating these forward-looking statements. We have not undertaken to update any forward-looking statements.

EXPLANATORY NOTE

The 2004 and 2005 consolidated financial statements included in this Annual Report (“Report”) on Form 10-K have been restated from the consolidated financial statements for those years included in our Report on Form 10-K for the year ended December 31, 2005. Further, the 2004 consolidated financial statements have been restated from the 2004 consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements included in this Report, including the restated 2004 and 2005 consolidated financial statements, were audited by KPMG LLP (“KPMG”). The 2004 and 2005 consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2005 were audited by PricewaterhouseCoopers, LLP (“PwC”).

The principal changes resulting from the restatement of our 2004 and 2005 consolidated financial statements, include the following (see “Notes to Consolidated Financial Statements-Note 2, Restatement of Previously Issued Financial Statements” for more information):

•	Changes in our application of Financial Accounting Standards Board’s Financial Interpretations No. FIN 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51” (“FIN 46R”) and other similar accounting pronouncements resulting in the inclusion in our consolidated financial statements of the assets, liabilities and non-controlling interests as well as income and expense of over 200 additional entities, in which we have little or no ownership interest, but as to which under applicable accounting pronouncements, we are deemed to be the primary beneficiary or to have control, and thus require consolidation.

•	Changes to the accounting for our Tax Credit Equity business including changes to the timing of recognition of organization and acquisition costs, changes in the measurement of capitalized interest, as well as changes in the recognition of syndication fees.

•	Changes related to bond accounting including changes in the way we value our bond portfolio.

•	Changes related to loan accounting including the way we account for certain loan fees and deferred origination costs, changes in the identification of non-accrual loans, and changes related to the specific and unallocated allowance for loan losses.

•	Other changes in accounting relating to equity method investments, derivatives and mortgage servicing rights (“MSRs”).

•	As a result of the restatement, we substantially increased our deferred tax assets, primarily due to the significant deferral of income related to the Tax Credit Equity accounting changes. Furthermore, we concluded that it was more likely than not that the deferred tax assets would not be realized resulting in the need for a valuation allowance against substantially all of our deferred tax assets.

Item 6.  Selected Financial Data included in this Report presents consolidated income statement data for years ended December 31, 2006, 2005 and 2004 and consolidated balance sheet data at December 31, 2006, 2005, 2004, and 2003. Preparing restated standalone consolidated income statement data for years ended December 31, 2002 and 2003 (as well as consolidated balance sheet data at December 2002) would have been very costly and would have significantly delayed the filing of this Report. Because it has been more than five years since December 31, 2003, we believe that restated financial data related to 2003 and years prior would be only marginally beneficial and would not have justified either the cost or the delay that would have been required to prepare it. Accordingly, we did not deem it practical to include selected financial data for those years; however, as part of the restatement, we have properly reflected the cumulative effect of the restatement in our beginning balance of shareholders’ equity at December 31, 2003.

This Report does not contain quarterly information for years ended December 31, 2006 and 2005 nor do we plan to provide this information through subsequent Securities and Exchange Commission (“SEC”) filings. Preparing and providing this information would be costly, would be only marginally beneficial to our investors and would serve only to delay the filing of this Report as well as future filings which will provide our 2007 and 2008 financial position and results of operations.

Item 9A.  Controls and Procedures includes our Management’s Report on Internal Control Over Financial Reporting. SEC rules require that management evaluate the effectiveness, as of the end of each fiscal year, of the Company’s internal control over financial reporting on a suitable, recognized framework that is established by a body or group that has followed due process procedures, including broad distribution of the framework for public comments. Our management began its evaluation based on such a framework, but when, at a relatively early stage of the evaluation, it became clear that there were material weaknesses in our internal control over financial reporting at December 31, 2006 (which are described in Item 9A. Controls and Procedures) that made them not effective at that date, we terminated the process without completing the evaluation and focused our time and attention on the restatement effort. This allowed us the ability to more fully devote our accounting resources to restating our 2005 and 2004 financial statements and preparing our 2006 financial statements. However, as a result, our management did not complete its assessment of the effectiveness of our internal control over financial reporting at December 31, 2006 and our independent registered public accounting firm has not been able to render an opinion on the effectiveness of our internal control over financial reporting.

Although this Report relates to the year ended December 31, 2006, certain information is presented as of the time this Report is being filed, rather than as of December 31, 2006. In particular, except as expressly stated, the information in Item 1. Business, Item 1A. Risk Factors, Item 2. Properties and Item 3. Litigation, as well as information about prices of our common shares and dividends in Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, is presented as of the time this Report is being filed or as close to the time this Report is filed as is practical. Our business and financial condition at the date this Report is being filed are very different from what they were at December 31, 2006.

PART I

Item 1.	BUSINESS

Except as expressly indicated or unless the context otherwise requires, “the Company,” “MuniMae,” “we,” “our” or “us” means Municipal Mortgage & Equity, LLC, a Delaware limited liability company, and its majority owned subsidiaries.

Although this Report is for the year ended December 31, 2006, unless otherwise noted, the description below is of our business as it exists on the date of this Report.

Overview

We were organized in 1996 as a Delaware limited liability company and are classified as a partnership for federal income tax purposes. We have essentially the same limited liability, governance and management structures as a corporation, but we are treated as a pass-through entity for federal income tax purposes. Thus, our shareholders include their distributive shares of our income, deductions and credits on their tax returns. Among other things, this allows us to pass-through tax-exempt interest income to our shareholders. Many of our subsidiaries also are pass-through entities, and our taxable income, deductions and credits that are reflected on our shareholders’ tax returns include the income, deductions and credits of those subsidiaries. However, other of our subsidiaries are corporations that pay taxes on their own taxable income. Our income, deductions and credits that are reflected on our shareholders’ tax returns do not include the income of those subsidiaries, but include any taxable dividends or other taxable distributions we receive from them. Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099.

We have been severely affected by market conditions since late 2007. Because of these market conditions, many of the entities that in the past have been principal investors in funds we form were not interested in investing in 2008 (and continue not to be interested in investing in early 2009). That forced us to curtail many of our activities. It also deprived us of access to funds we had expected would be used to meet investment commitments we had made. Our access to funds was also reduced when markets for securitized financial assets essentially shut down beginning in the fall of 2007. Then, because of a sharp decline in the market value of both our tax-exempt debt securities and our interest rate hedges in February 2008 and subsequent months, we were required to post substantial amounts of additional collateral, including cash, to meet our collateral requirements. The combination of these factors led us to have serious liquidity problems during most of the second, third and fourth quarters of 2008, which continues into 2009. That, in turn, led us to curtail many of our operations, to engage in the sale of certain of our business segments and to sell assets at distressed prices, in many instances, for less than the amounts of the borrowings they secured. Because of our failure to provide consolidated financial statements to our lenders when required by applicable loan documents or to make periodic filings with the SEC when they are due, many of our lenders have the right to exercise default remedies which would allow them to demand repayment of our indebtedness or that we post additional collateral. We have little or no available funds or assets to post as collateral or with which to repay borrowings. These circumstances have led our independent registered public accounting firm to include in its February 11, 2009 auditors’ report, an explanatory paragraph stating that there is substantial doubt relating to our ability to continue as a going concern. Although we have been selling assets in order to meet our liquidity needs, (see “Recent and Proposed Transactions and Termination of a Business” and “Notes to Consolidated Financial Statements-Note 21, Liquidity and Going Concern Uncertainty”), we continue to have liquidity problems. The description of our business in this Report must be read with that in mind.

Our business consists primarily of activities involving investments and financings secured by, or otherwise related to, multifamily or commercial real estate, the majority of which generates tax-exempt income, tax credits or other tax benefits for investors. We have also been engaged in the financing of renewable energy generation projects, which also generates tax credits and other tax benefits for investors. In addition, we have, until very recently, provided investment management services to a limited number of institutional investors. Generally we invest for our own account by acquiring tax-exempt bonds secured by low income housing projects, in which we may have a very small equity investment through funds we sponsor and manage on behalf of institutional investors (“Low Income Housing Tax Credit Equity Funds” or “LIHTC Funds”). We also originate loans for our own account and for sale to others. The majority of our loan business is related to construction loans on multifamily projects that we hold until construction completion and then we provide permanent financing on these projects. Generally these permanent loans are sold to government sponsored enterprises (“GSEs”), primarily Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or are insured by the U.S. Department of Housing and Urban Development (“HUD”) and sold to investors as securitized mortgage backed securities after they are guaranteed by the government agency Government National Mortgage Association (“Ginnie Mae”). After the sale we continue to service these loans, earning loan servicing fees over the life of the loan. At December 31, 2008 total loans that we serviced related to these GSEs and agencies was $6.9 billion. We also distribute and place commercial real estate loans into funds we manage for institutional investors, although we may hold these loans for short periods of time until they are placed in a fund. At December 31, 2008 we had approximately $2.5 billion in investments we directly owned, although some of these were to be held by us only for a short period of time until they were placed into a fund or sold. However, most of our activities have involved investments by funds we sponsor and manage. These funds are normally limited partnerships of which one of our subsidiaries is the general partner or limited liability companies of which one of our subsidiaries is the managing member. At December 31, 2008, funds or other entities we managed owned investment assets with unpaid principal balances and outstanding equity totaling $10.8 billion, the majority of which is related to the LIHTC Funds. Normally, we have taken small ownership interests in funds we manage and we have received fees for forming and managing the funds, as well as for finding, arranging and servicing investments for the funds. Typically, a small number of financial institutions or large companies have invested in funds we formed. However, in some instances a single investor has acquired the entire interest in a fund, other than our small interest as the general partner or manager. In addition, we have been managing investment pools for a number of pension funds and insurance companies. However, outside of our LIHTC Funds, most of our arrangements to manage assets for unrelated institutional investors have been, or are in the process of being, terminated.

There is a significant difference between the assets and liabilities reflected on our consolidated balance sheet prepared under U.S. generally accepted accounting principals (“GAAP”) and those assets that we view as legally owned by us or liabilities we are directly obligated on. Our December 31, 2006 consolidated balance sheet reflected consolidated total assets of $8.5 billion and consolidated shareholders’ equity of $667.9 million. However, our December 31, 2006 consolidated balance sheet included $4.9 billion of assets and $2.0 billion of liabilities of over 200 funds and partnerships in which we (MuniMae and its majority owned subsidiaries) had little or no ownership interest, but the assets and liabilities of which are required to be consolidated primarily due to FIN 46(R). Although it would not be in accordance with GAAP to exclude the impact of these consolidated funds and ventures from our consolidated financial statements, information that excludes these funds and ventures helps our management, and we believe will help investors, to understand which assets MuniMae has a direct or indirect economic interest in, and the liabilities that MuniMae or entities it owns could be required to pay. Without the assets and liabilities of these consolidated funds and ventures, (but including assets that were eliminated as part of the consolidation) MuniMae and its owned subsidiaries had at December 31, 2006, total assets of $3.9 billion and $3.2 billion in total liabilities, including perpetual preferred stock of a subsidiary. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Results of Operations — Summary of GAAP-adjusted Results.”

The consolidation of these entities also affects our reported revenues, because certain fees and other payments received from such consolidated entities are not reflected as revenues but are reflected as income allocated to us in the consolidated statement of operations. We must also record losses related to these entities even though the Company itself has no expectation to fund those losses, other than possible losses related to the actual investments we may already have in those entities. We have recorded cumulative pre-tax losses related to these entities totaling approximately $90.0 million through December 31, 2006. The majority of these losses would be reversed upon a qualifying sale of our interests that would allow us to deconsolidate these entities. However, that may not occur for a substantial period of time, if at all, because some of the interests are held to protect tax-exempt bonds we hold or to protect the LIHTC Funds’ investments in these entities, and, indirectly, our guarantee of the yields of some LIHTC Funds.

Our principal offices are located at 621 E. Pratt Street, Suite 300, Baltimore, MD 21202. Our telephone number at those offices is (443) 263-2900. Our corporate website is located at http://www.munimae.com, and our filings under the Securities Exchange Act of 1934 are available through that site, as well as on the SEC’s website http://www.sec.gov. The information contained on our corporate website is not a part of this Report.

Effect of Current Market Conditions on Us

Beginning early in 2008, there was a major deterioration in the market for low income housing tax credits, tax-exempt bonds and other assets that are a major part of our business. This, combined with the factors that have affected credit markets and financial institutions throughout the nation, had a severe effect upon us during 2008, causing us to have to curtail significant aspects of our business and to sell assets at substantial losses to obtain funds to meet our commitments or to satisfy lenders. The values at which our assets are reflected in the financial statements at December 31, 2006 and prior years does not reflect these losses or reductions in the market values of those assets due to the deterioration in credit markets and other changes in market conditions in late 2007 and 2008. As a result of these on-going market conditions, we anticipate that our 2007 and 2008 financial statements will include substantial losses related to the deterioration in the market value of our bond portfolio and impairments to the value of loans and other assets, including goodwill and other intangibles related to acquisitions of businesses in prior years. The 2007 and 2008 financial statements will also include the impact of reduced revenues due to market conditions in 2007 and 2008, and additional costs related to the development and application of our accounting policies, the preparation and audit of our financial statements and on-going maintenance of our accounting and finance functions. Therefore there will be a substantial reduction in our net worth from what is presented in our December 31, 2006 consolidated balance sheet.

Some of the specific ways in which we were affected by conditions in credit markets generally and in our businesses specifically were as follows:

•	There was a major reduction in the willingness of the institutions that in the past had been investors in the funds we manage or lenders to those funds to invest in new investment funds or to provide financing to new investment funds.

•	We, like many companies, encountered increasing efforts by banks and other lenders to reduce their outstanding loans and loan commitments. Among other things, we were required to pay down or replace several short-term warehouse lines we used to accumulate certain types of assets until we could securitize or otherwise sell them, resulting in a net contraction in our warehouse borrowing capacity. As a result of the contraction of the warehouse borrowing capacity related to our Tax Credit Equity segment, during 2008 we had to sell assets into unfavorable markets, resulting in significant realized and expected losses.

•	Since the fall of 2007, there have been very few buyers of newly securitized tax-exempt bonds, and what buyers there are have required yields that make it unprofitable for us to securitize bonds. Therefore, we stopped using securitization as a source of financing. In substantial part because of that, we ceased originating tax-exempt bonds.

•	Due to a market anomaly that had led to a significant decline in the value both of our portfolio of state housing agency tax-exempt bonds and the interest rate swaps we had bought to hedge against such a decline, we were required to post $41.9 million of cash margin collateral between January 1, 2008 and early March 2008 (in addition to $13.0 million we had previously posted). In addition, we entered into collateral pledge arrangements in March 2008 whereby, we pledged our 100% common stock ownership interest in TE Bond Sub, a wholly owned subsidiary holding the majority of our tax-exempt bonds, to Merrill Lynch Capital Services, Inc. (“Merrill Lynch”), our principal margin lender, to reduce our margin call risk by providing Merrill Lynch with additional margin call collateral for a portion of our portfolio and for other obligations related to our Tax Credit Equity business segment and our Merchant Banking business segment. Since March 2008, we have been liquidating assets and hedges that were the primary reasons for the collateral postings. At December 31, 2008 we did not have any liquid margin collateral posted for our portfolio of state housing agency tax-exempt bonds and related interest rate swaps; however, we still had our TE Bond Sub stock pledged to them. Merrill

Lynch is able to exercise their discretion in determining the value of TE Bond Sub’s common stock as collateral, which may result in valuations that could require additional collateral pledges.

•	During 2008, in an effort to reduce our exposure to future margin calls and in an effort to recoup some or all of the cash margin collateral we had posted, we sold approximately $412.5 million of our state housing agency tax-exempt bonds for approximately $45.1 million less than we had paid for them and we lost another $12.3 million in liquidating hedging transactions that were designed to hedge our exposure to declines in value of the tax-exempt bonds. These losses consumed most of the cash margin collateral we had posted in and before early March 2008.

•	The overall credit risk on our tax-exempt bond portfolio has improved between December 31, 2007 and December 31, 2008 as we have made strategic sales of some of our underperforming bonds. The underlying collateral of the bond portfolio, which is primarily affordable housing properties, continues to perform well even in light of this difficult economic environment. Our overall December 31, 2008 credit risk on our loan portfolio reflects deterioration from December 31, 2007. As a result, we have had and probably will continue to have increases in our loan loss reserves and impairment charges related to this loan portfolio, of which, the unpaid principal balance was approximately $577.3 million at December 31, 2008.

•	We have encountered a significant need for cash so that we could fund construction loan commitments we had made, meet our lenders’ need for us to reduce our exposure to them, and meet operating expenses, including the costs of developing and applying our accounting policies and preparing and auditing our financial statements for 2006 and our restated financial statements for 2005 and 2004. In order to satisfy our cash needs, we have had to sell assets, including both tax-exempt bonds and segments of our businesses, into very unfavorable markets.

Currently, we are facing a significant shortage of liquid assets. The risks caused by this shortage are described under Item 1A. Risk Factors — “We have been forced to sell assets to raise funds we need to meet our cash needs” and Risk Factors — “If we were forced to sell all our pledged assets, the total sales price might not be sufficient to enable us to repay all our borrowings.” In addition, the fact that we do not have financial statements for any periods after December 31, 2006 is a default under many of our borrowing facilities and, in the absence of forbearance agreements, gives the lenders the right to require us to repay the sums we have borrowed, and if all of these loan amounts were currently declared due and payable, we would not have available resources sufficient to satisfy all of such loan amounts. This led our registered public accounting firm, KPMG, to include in its February 11, 2009 opinion regarding our financial statements an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The Evolution of Our Business

When we became a public company in 1996, we were primarily engaged in originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance affordable multifamily housing developments. Since becoming a public company, the following acquisitions have significantly expanded our business; however, in 2008, due to current market conditions, we began contracting our business (see “Recent and Proposed Transactions and Termination of a Business” for further details):

•	In October 1999, we acquired Midland Financial Holdings, Inc., primarily a delegated underwriter and servicer for Fannie Mae, a tax credit syndicator and an asset manager, in a strategic acquisition that diversified our operations.

•	In July 2003, we acquired the Housing and Community Investment business (“HCI”) of Lend Lease Real Estate Investments, Inc., formerly the tax credit equity syndication division of Boston Financial Group, in a strategic acquisition that established us as a market leader in the tax credit equity syndication business.

•	In February 2005, we acquired MONY Realty Capital, Inc. (“MONY”) from AXA Financial, Inc., (“AXA”) formerly the investment manager for several of MONY Life Insurance Company’s commercial real estate funds, in an acquisition that expanded our fund management business and brought us into the commercial real estate market with access to institutional investors.

•	In July 2005, we acquired Glaser Financial Group, Inc., (“Glaser”) a commercial mortgage lender for market rate multifamily and senior housing, in an acquisition that increased our access to lending transactions, geographically expanded our operations and further diversified our activities not related to affordable housing.

•	Beginning in December 2005, we reorganized our operations into an affordable housing business unit and a real estate finance business unit to:

•	better align our internal structure with our customer base;

•	expand our business opportunities and capital relationships; and

•	further consolidate our infrastructure to realize operational synergies and efficiencies to better support our strategic initiatives.

•	In May 2006, we acquired Reventures Management Company, LLC, a company that arranges financing for, and which develops, owns and operates renewable energy (e.g., solar energy, wind power and biomass) projects. This brought us into the renewable energy finance and development area.

•	In 2007, we acquired several new lines of business including the George Elkins Mortgage Banking brokerage business and the Sustainable Land Fund, a company that was formed to structure and manage investments in land with environmental attributes such as wetlands, as well as making additional investments in an international housing joint venture.

Historically, a significant portion of our income distributed to our shareholders has been tax-exempt. That is because we and many of our subsidiaries are treated as pass-through entities for federal income tax purposes, and therefore, our shareholders include their distributive shares of our income, deductions and credits, including our tax-exempt interest income and our tax credits, on their tax returns. However, certain aspects of our business are intended to generate taxable income through corporations that are themselves taxpayers, so only proceeds of dividends and interest we receive from them are taxable to our shareholders. During recent years, our business had increasingly involved activities that generated taxable income, and therefore the percentage of the distributions we made that was taxable to our shareholders was increasing. Then, in 2008, we incurred (and we passed onto our shareholders) capital losses for tax purposes due to bond sales and closing-out many of our derivative positions, income from tax-exempt interest and some taxable interest income. In May 2008, we suspended our long practice of paying quarterly dividends. However, despite the fact that we have suspended paying dividends, to the extent the activities we conduct through entities that are pass-through entities for federal income tax purposes generate taxable income, our shareholders will have to pay taxes on the portions of that taxable income that are allocable to their shareholdings. However, based on the share price paid by each investor, certain investors may have capital gains allocated to them.

Recent and Proposed Transactions and Termination of a Business

Agreement to sell Agency loan origination and servicing business

In December 2008, we agreed to sell our business of originating loans for sale to GSEs and servicing those loans to a newly formed subsidiary of Mud Duck Equities, LLC (“Mud Duck”). At the same time, we borrowed $10.0 million from the Mud Duck subsidiary for one year, at an interest rate of 20% per annum. In February 2009, we amended the transaction terms, and increased the sum we borrowed to $15.0 million. The total sale price will be $70.5 million, of which $23.5 million will be paid partly by return of the note evidencing the $15.0 million loan and the balance in cash, and the remaining $47.0 million will be treated as a contribution to the purchaser in exchange for which we will receive $15.0 million of Series A Preferred units, which will entitle us to cumulative quarterly cash distributions at the rate of 17.5% per year, $15.0 million of Series B Preferred units, which will entitle us to cumulative quarterly cash distributions at the rate of 14.5% per year, and $17.0 million of Series C Preferred units, which will entitle us to cumulative quarterly cash distributions at the rate of 11.5% per year. All three series of Preferred units are redeemable at the option of the purchaser (but not at our option) for their liquidation preference plus any unpaid distributions. We have agreed to reimburse the purchaser, up to a maximum of $30.0 million, for payments the purchaser may be required to make under loss sharing arrangements with Fannie Mae and other government sponsored enterprises or agencies with regard to loans we sold them. During the first four years after the closing, this reimbursement obligation (and some other possible indemnifications) will be satisfied by cancellation of Series C Preferred units and then Series B Preferred units. We will have the right to sell or pledge the Preferred units, but for four years any sale of the Series B or Series C Preferred units will be subject to the possibility that they will be cancelled to satisfy our reimbursement obligations. The transaction is subject to, among other things, approval by the government sponsored enterprises or agencies to which we sell loans we originate or which insure loans we originate.

Sale of renewable energy business

On April 1, 2009, we sold substantially all the assets of our Renewable Energy business to a subsidiary of Fotowatio S.L. for $19.7 million (subject to possible adjustment), of which $1.5 million was paid when the Purchase Agreement was signed, $13.6 million was paid at the April 1, 2009 closing, and the remainder, net of a reduction because we elected to retain a biomass facility was paid at a second closing on April 15, 2009. The sale did not include our interests in two solar energy investment funds we had sponsored.

Possible sale of tax credit equity business

We have engaged in discussions with a possible purchaser of our tax credit equity business. However, no transaction has been agreed upon.

Sale of recently acquired businesses

We disposed of our Sustainable Land Fund and our George Elkins Mortgage Banking businesses in late 2008 for essentially no consideration.

Termination of asset management business

In late 2008 and early 2009, we terminated substantially all of our Real Estate division’s business of providing asset management services to institutional investors.

What will remain

If we complete the sales of our Agency Lending business and our Tax Credit Equity business, our only significant remaining activities will be owning and managing portfolios of tax-exempt and market rate bonds and loans. This will enable us to reduce significantly the number of people we employ (in addition to the personnel of the businesses we sell who become employees of the buyers or whose services are no longer required because we do not operate those businesses).

Our Business

As described under “Recent and Proposed Transactions,” we are in the process of selling two, and possibly three, aspects of our Business. If those transactions all take place, they will significantly alter the nature of our Business and substantially reduce both our assets and our revenues. The description below is of our business as it exists in April 2009, without giving effect to those transactions.

Until 2008, we and our subsidiaries were primarily involved in arranging and providing debt and equity financing for developers and owners of multifamily and commercial real estate and clean energy projects. Prior to 2008, we would find what we believed were attractive investment opportunities and investors (including ourselves) who were interested in those opportunities. During 2008 and the first part of 2009, we have been unable to form new funds, and in good part our business activities have been limited to providing multifamily loans in our business of originating mortgage loans for sale to, and servicing loans for, government sponsored enterprises and agencies, and new solar projects in our renewable ventures business (although even this aspect of our business was substantially reduced during 2008). We also have provided investment management and advisory services for institutional investors, but this activity is in the process of being discontinued.

We generate income primarily through returns on financing we provide, and through fees and distributions from funds and other investment entities we manage.

We operate through three primary divisions. They are:

•	Our affordable housing division, which conducts activities related to affordable housing. Our affordable housing division is further subdivided into three reportable segments:

•	Tax Credit Equity, which creates investment funds, and finds investors for such funds, that receive tax credits for investing in affordable housing partnerships (referred to as syndication of low income housing tax credits) — we are actively seeking a buyer of this business, but do not have an agreement to sell it;

•	Affordable Bonds, which originates, and invests in, tax-exempt bonds secured by affordable housing; and

•	Affordable Debt, which originates and invests in loans secured by affordable housing.

•	Our real estate division conducts real estate finance activities. We manage the activities of this division through two reportable segments:

•	Agency Lending, which originates both market rate and affordable housing multifamily loans with the intention of selling them to GSEs, including Fannie Mae and Freddie Mac, or through programs created by them, or sells the permanent loans to third party investors as securitized mortgage backed securities guaranteed by Ginnie Mae and insured by HUD. In December 2008, we signed a contract to sell this aspect of our business; and

•	Merchant Banking, which provides loan and bond originations and loan servicing and has been providing asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects. In some cases we have originated commercial real estate loans for our own investment purposes. In late 2008 and early 2009 we ceased providing investment advisory services to institutional investors.

•	Our renewable ventures division, which finances, owns and operates renewable energy and energy efficiency projects. It is managed as a reportable segment of its own. On February 26, 2009, we signed a contract to sell substantially all of this business.

Beginning at the end of 2007, there was a major reduction in the willingness of the institutions that in the past had been investors in the funds we manage or lenders to those funds to invest in new investment funds or to provide financing to new investment funds. In addition, we, like many companies, were encountering increasing efforts by banks and other credit providers to reduce their outstanding loans, loan commitments and credit exposure to us. Further, since the fall of 2007, there have been fewer and fewer buyers of newly securitized bonds, and what buyers there are have been requiring yields that made it unprofitable for us to securitize the bonds we originate. Therefore, we have had to stop using securitization as a source of financing. Then, beginning early in 2008, there was a major deterioration in the market for tax-exempt bonds and other instruments that are a major part of our assets.

In response to these conditions, during the first quarter of 2008, we substantially reduced all our new business activities other than origination of mortgage loans for sale to Fannie Mae and Freddie Mac or to purchasers of government guaranteed loans, activities related to renewable energy generation and the start up of an international housing fund. Subsequently, we reduced the rate at which we were investing in renewable energy projects, partly because of the lack of adequate capital to invest and partly because of a delay by Congress in finalizing legislation extending various energy related tax credits that were scheduled to reduce at the end of 2008 (but were finally extended late in 2008). In addition, as the market prices of the bonds we owned and hedges we held against certain bonds declined, our creditors began to require us to post additional collateral.

The effects of current market conditions on us and the steps we have taken or have been forced to take as a result of them is discussed in greater detail under the caption “Effects of Current Market Conditions on Us.”

Affordable Housing Division

Affordable housing typically refers to multifamily apartment developments with below market rents that are intended to be affordable to lower income families (typically families earning 60% or less of the area median income). In most instances, the owners of the affordable housing projects are entitled to special federal income tax benefits, and in some instances state and local tax benefits, to help defray development and operating costs and therefore make possible below market rents. In order to qualify for special federal income tax benefits, at least a specified portion of the units in a project must be set aside to be rented to lower income families. While most of our affordable housing related activities involve investments that entitle the holders to special tax benefits, we also are involved with some investments in affordable housing that do not provide special tax benefits. A significant portion of our revenues from our affordable housing division comes from interest on debt instruments we hold (including interests in tax-exempt bonds) or proceeds of sales of debt instruments or of equity interests in affordable housing related entities. However, a large portion of our revenues related to affordable housing projects comes from fees, including:

•	origination fees;

•	construction administration fees;

•	servicing fees;

•	syndication fees;

•	asset management fees, and

•	guarantee fees

Asset management and guarantee fees paid by funds that are consolidated are eliminated in consolidation, as they represent an expense to the LIHTC Funds, and revenue to us. However, these amounts are included as a component of the GAAP net income (loss) that results from the consolidation of these funds.

Tax Credit Equity Segment

Normally, the developer of an affordable housing development prefers to sell the tax credits related to the development rather than using them itself. To make this possible, the developer usually forms a limited partnership (“Lower Tier Property Partnership”) to develop or hold and operate the affordable housing project and then sells the limited partnership interests in the Lower Tier Property Partnership to investors who want to benefit from the partnership’s low income housing tax credits. We “syndicate” tax credits by forming LIHTC Funds that purchase directly or indirectly the limited partnership interests in multiple Lower Tier Property Partnerships. We attract capital from institutional investors which will comprise virtually all of the equity of the LIHTC Funds, and the LIHTC Funds use this capital, and sometimes interim debt financing (that we provided in some cases), to purchase the limited partner interests in the Lower Tier Property Partnerships. Because both the Lower Tier Property Partnerships and the LIHTC Funds (as well as any intermediate entities) are pass-through entities for federal income tax purposes, the equity owners of the LIHTC Funds receive the tax benefit of the credits generated by the Lower Tier Property Partnerships. We are the general partner of, and manage, the LIHTC Funds, and usually have an interest of between 0.01% and 1.0% in each of them. Investors in the LIHTC Funds typically have been large financial institutions, including certain GSEs, as well as banks and insurance companies. At December 31, 2008, we were managing 129 LIHTC Funds that held limited partner interests in 1,673 Lower Tier Property Partnerships.

In almost all instances, when a Lower Tier Property Partnership is formed, the developer is the general partner of the limited partnership. However, in some instances in which the Lower Tier Property Partnership is suffering from financial or operating challenges, we form a subsidiary which takes over the general partner role (“GP Take Backs”). Generally, when this occurs we consolidate these entities under FIN 46(R).

Within the Tax Credit Equity segment, we provided two general types of guarantees: (1) either single investor or multi-investor LIHTC Fund level guarantees where MuniMae, directly and indirectly, guaranteed the investor’s return on investment (“guaranteed funds”); and (2) individual indemnifications to specific investors in non-guaranteed LIHTC Funds related to the performance of specific Lower Tier Property Partnerships.

In late 2007 and early 2008, several of the entities that historically had been the principal investors in the LIHTC Funds we form indicated that during all or most of 2008, they would not be making investments in order to obtain the benefit of low income housing tax credits. This made it impracticable for us to try to form new LIHTC Funds, and therefore early in 2008 we suspended our efforts to form new LIHTC Funds or to invest in Lower Tier Property Partnerships for LIHTC Funds until we see an improvement in this market. In addition, because we frequently committed to purchase equity interests in Lower Tier Property Partnerships so those interests would be available for new LIHTC Funds we expected to form, the inability to form LIHTC Funds left us with equity purchase commitments we had to fund ourselves. We have had difficulty obtaining the capital needed to meet those commitments, and in some instances have not been timely in meeting them, which could put us in breach of our commitments.

In late 2008, we began to actively seek a purchaser of our Tax Credit Equity business.

Affordable Bond Segment

We originate and purchase private placement tax-exempt bonds issued by agencies of state or local governments to finance affordable housing projects. Typically, these bonds are secured by mortgages on the real estate to which they relate, but are not supported by governmental taxing power.

Until the fall of 2007, we financed our investments in these bonds by selling them individually or as portfolios into securitization trusts from which senior and junior interests were issued. The senior interests were sold to investors, and we retained the junior interests. To increase the creditworthiness of the interests in these trusts, we, in most instances, caused the bonds held in the trusts to be guaranteed by entities with very high credit ratings, including, in some instances, the GSEs. The junior interests we retained entitle us to the residual payments after all fees and expenses, and all principal and interest due with regard to the senior interests, have been paid. Since the fall of 2007, the market for interests in these types of bond pools has dried up and therefore, we have been unable to finance our investments in this manner. Early in 2008, we suspended until markets return to normal acquiring bonds of this type or entering into new funding commitments.

In April 2006, we began investing in highly rated state housing agency tax-exempt bonds. Due to a decrease in demand as a result of adverse capital market conditions, we stopped all acquisition activity related to these types of bonds in the fall of 2007 and during 2008 we liquidated nearly all of our positions in them, usually at a loss and frequently for less than the amounts we had borrowed to acquire the bonds.

Affordable Debt Segment

We provide construction and permanent financing to developers of affordable housing projects. We convert our construction loans into permanent mortgage loans, which we either retain or sell. Frequently we arrange for Fannie Mae or Freddie Mac to purchase the permanent debt financing.

As of December 31, 2008, we had an outstanding balance of loans to developers of affordable housing totaling $143.0 million.

Real Estate Division

We have originated mortgage loans secured by market rate multifamily apartment properties and other commercial properties built by a wide variety of developers. A small portion of these loans have been in the form of purchases of tax-exempt debt instruments issued by state or local government agencies to finance infrastructure or other projects. However, in most instances, we have made taxable mortgage loans to entities formed by developers of conventional multifamily or commercial properties, which have been secured by the real estate and sometimes, but not always, were guaranteed by the developers. Usually, we have retained construction period loans until projects are completed, at which time we have arranged funds to provide the permanent financing or we originate and sell the permanent loans to GSEs (i.e., Fannie Mae and Freddie Mac) or programs created by them. At December 31, 2008, we owned market rate commercial mortgage loans with an unpaid principal balance of approximately $383.3 million, of which approximately 75.5% were senior mortgage loans and approximately 24.5% were subordinated mortgage loans.

The sources of our revenues from real estate finance not involving affordable housing are:

•	net interest income on loans we own;

•	proceeds of sales of loans to GSEs and other institutional investors;

•	origination fees;

•	asset management fees;

•	servicing fees; and

•	fees for miscellaneous services.

A more detailed description of our market rate commercial real estate finance activities is as follows:

Agency Lending Segment

We originate multifamily housing loans with the intention of selling them to GSEs. We are an approved seller and servicer of Ginnie Mae mortgage-backed securities, an approved seller and servicer of Fannie Mae Delegated Underwriting and Servicing (“DUS”) Loans, and an approved seller and servicer of Freddie Mac mortgage loans. We are also a Federal Housing Administration (“FHA”)/HUD Multifamily Accelerated Processing approved lender, and a FHA Traditional Application Processing Lender.

Loans we originate in connection with these programs must be underwritten and structured in accordance with financial requirements established by the GSEs to which we expect to sell particular loans or the government agencies which we expect will credit enhance the loans. In addition, we are required to maintain minimum net worth, liquidity and insurance coverage. Because the GSEs are secondary market purchasers, we cannot sell loans to the GSEs until we have held them for a period of time. Typically, we hold loans for less than 60 days before selling them to the GSEs. In addition Fannie Mae requires us to bear up to 20% (and in some instances an even higher percentage) of the losses on loans we sell to it, based on various loss sharing formulae. We also have loss sharing arrangements with Freddie Mac. When we sell loans to the GSEs, we retain the right to service them, for which we receive fees.

Although we curtailed many of our activities during 2008, we did not curtail this aspect of our businesses. However, in December 2008, due to liquidity needs, we agreed to sell this aspect of our business, and we expect to complete that sale during the second quarter of 2009. See Item 1. Business — “Recent and Proposed Transactions.”

Merchant Banking Segment

Prior to 2008, we made construction, interim and permanent loans to developers of multifamily and commercial real estate projects that do not entitle holders to any special tax benefits. The loans were typically secured by mortgages on the properties to which they relate and sometimes were guaranteed by the developers. Sometimes we retained these loans as investments and sometimes we securitized them or we sold them to investment funds we sponsored and managed. When we retain loans, we typically borrow most of the funds we loan to the developers, and make most of our profit from the amount by which the interest on our loans to the developers exceeds the interest we pay for the sums we borrow.

We also have provided loan origination, asset management, investment advisory, loan servicing and other services to institutional investors and funds that we do not originate. In particular,

•	We have provided advisory and management services with regard to direct and pooled investments in real estate assets for a number of pension funds that invest in (1) limited partnership interests in partnerships we originate to acquire commercial real estate; or (2) real estate-backed debt investments that we originate.

•	We have provided advisory and other services for several funds we did not create that hold investments in a broad range of property types, including office and industrial properties, apartments, retail properties, hotels, condominiums, and student housing, including investments in loans we originated.

•	We have originated loans for institutional investors including pension funds.

During December 2008, we notified some of the investors we were advising that we intended to stop providing investment advisory services to institutional investors, and other of our investment advisory clients notified us that they were changing advisors.

We have in the past invested in tax-exempt bonds issued by community development districts to finance the development of community infrastructure in areas of commercial or single family home development. These bonds are secured by pledges of specific payments or assessments by the local improvement districts that issue the bonds. They are without recourse to the general taxing power of any government agencies. Because of liquidity needs and other factors resulting from current market conditions, we sold many of these bonds during 2008 and we are no longer acquiring any new bonds.

In addition, we have invested in debt secured by student housing or assisted living developments. Early in 2008, we substantially curtailed this aspect of our business until market conditions return to normal and we are able to securitize or otherwise finance loans we originate or purchase.

Renewable Energy and Other Developing Businesses Division

Renewable Energy Related Investments

We entered the field of financing and developing renewable energy projects (i.e., solar power, wind power, bio-power and similar energy sources) in May 2006, by acquiring Reventures Management Company, LLC, for cash and stock, and renaming it MMA Renewable Ventures (“ReVen”). By December 31, 2008, we had formed four funds through which we and institutional investors had made equity commitments of $249.4 million primarily related to 26 solar projects that have a total capacity to produce approximately 35 megawatts of electric power per year. This production was sold to customers under long-term power supply contracts of varying terms. At December 31, 2008, the funds’ investments in these projects totaled $193.9 million.

In April 2009, we sold our renewable energy finance and development business, but we kept our interests in two of the funds we had formed and an interest in a biomass facility. See Item 1. Business — “Recent and Proposed Transactions.”

While we operated the renewable energy finance and development business, we received fees for arranging investments in funds we organized, for developing power generation projects, for arranging financing for construction of facilities in connection with projects, and for guaranteeing obligations to third party investors. We also receive fees for managing the projects and funds. In most cases, we retained a general partnership or managing member interest in each fund we sponsored and normally we were entitled to an increased distribution of income (“promote income”) after investors received specified returns on their investments.

We had remained actively engaged through the first quarter of 2008 in our renewable energy finance and development activities. However, beginning in the second quarter of 2008, we reduced the pace at which we were investing in renewable energy projects, partly because of a slowdown in our ability to obtain funds for investments, and partly because of investor uncertainty caused by Congress’ delay in finalizing legislation extending tax credits that were scheduled to reduce significantly at the end of 2008 (but now have been extended).

Developing Businesses

Through a joint venture in which we had a 49% economic interest, and in which we now have an 85% economic interest, we have invested in South Africa Workforce Housing Fund, LP, (“SA Fund”) a fund that invests in moderately priced workforce housing in South Africa. We have committed to make an investment in the SA Fund equal to 2.82% of the total equity capital raised for investment in the fund. A portion of the funding of SA Fund is participating debt provided by the United States Overseas Private Investment Corporation, a federal government entity, and the remainder is equity invested by institutional and large private investors. We are currently trying to sell our interest in this venture.

In February 2007, we acquired a mortgage brokerage business known as George Elkins Mortgage Banking for $10.2 million. In September 2007, we acquired Sustainable Land Fund, a company that was formed to structure and manage investments in land with environmental attributes such as wetlands, for $0.8 million. We disposed of both of these businesses in late 2008 for essentially no consideration.

For financial accounting purposes, we treated renewable ventures and other developing businesses as a single reportable segment in 2006.

Federal Income Tax Considerations

Treatment as a Partnership

We own interests in various entities, some of which are subject to federal and state income taxes and other entities that are pass-through entities for tax purposes (meaning the partners or owners of the partnership interests are allocated the taxable income). We are a publicly traded partnership (“PTP”) and as such, all of our pass-through entity income is allocated to our common shareholders. Therefore, we do not have a liability for federal and state income taxes related to the PTP income. As a publicly traded partnership, we will be taxed as a corporation for any taxable year in which less than 90% of our gross income consists of “qualifying income.” Qualifying income includes interest, dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items. Our outside counsel has advised us that, although the issue is not free from doubt, tax-exempt interest income constitutes qualifying income for this purpose.

If, for any reason, we were treated as a corporation for federal income tax purposes, our income, deductions, credits and other tax items would not pass-through to shareholders, and shareholders would be treated as shareholders in a corporation for federal income tax purposes. If that occurred, we would be required to pay federal income tax at regular corporate rates on our net income, except to the extent we would benefit from receiving tax-exempt income on our bond investments. In addition, any distributions we make to our shareholders would constitute dividend income that is taxable to our shareholders to the extent of our earnings and profits, without regard to the fact that we receive tax-exempt income. Under current law, dividends paid to our shareholders from income on which we paid taxes would likely be taxable at the 15% rate applicable to qualifying dividends.

Tax-exempt Status of Bonds We Hold

On the date of initial issuance of any tax-exempt bond that we hold or have held, bond counsel or special tax counsel has rendered its opinion to the effect that interest on the bond is excludable from gross income for federal income tax purposes. These opinions are subject to customary exceptions, including an exception for any tax-exempt bond during any period when it is held by a “substantial user” of the property to which it relates or a person “related” to a “substantial user” (unless the proceeds of the bond are loaned to a charitable organization described in Section 501(c)(3) of the Internal Revenue Code (“the Code”)).

In order to exercise remedies with regard to defaulted bonds without becoming a substantial user of the properties securing the bonds, our predecessor, SCA Tax-Exempt Fund Limited Partnership (“predecessor”) sometimes arranged for partnerships controlled by Mark K. Joseph, the Chairman of our Board of Directors, and other of our predecessor’s officers to acquire the properties and become the borrowers on the bonds. At December 31, 2006, a partnership controlled by Mr. Joseph was the sole limited partner of the borrower on

13 bonds that we owned, and on December 31, 2008 it was the sole limited partner of the borrower on 7 bonds that we owned.

Similarly, MuniMae Foundation, Inc., (“Foundation”) a charitable entity of the type described in Section 501(c)(3) of the Code, or entities owned by it, are the owners of the properties securing three defaulted bonds we own that would not be tax-exempt unless the properties securing them were owned by 501(c)(3) organizations. The Foundation applies net revenues from the respective properties to pay interest and principal on the bonds we hold until such, if any, time as the bonds are paid in full.

We have received legal advice that, based on certain assumptions, ownership or control of borrowers by the partnership Mr. Joseph controls or ownership by the Foundation of properties securing bonds we own, would not cause us to be a person related to a substantial user of the underlying properties, and therefore would not adversely effect the tax-exempt status of the bonds.

The Code establishes certain requirements which must be met subsequent to the issuance of a tax-exempt bond for interest on that bond to continue to be excluded from gross income for federal income tax purposes. Each issuer of the bonds we hold, as well as each of the underlying borrowers, has covenanted to comply with these continuing requirements. Failure to comply with any of the continuing requirements of the Code could cause the interest on a bond to be includable in our shareholders’ gross income for federal income tax purposes and such inclusion could be retroactive.

Certain events subsequent to the issuance of a bond may be treated for federal income tax purposes as a reissuance of the bond, which could adversely affect the tax-exempt status of the bond. From time to time tax-exempt mortgage bonds we hold go into default. We exercise what we believe to be prudent business practices to enforce our creditor’s rights with regard to defaulted bonds, including in some instances initiating foreclosure proceedings. It is possible that the Internal Revenue Service (“IRS”) may treat our actions to exercise or not to exercise rights with regard to defaulted mortgage bonds as constituting significant modifications and, therefore, conclude that for federal income tax purposes, the bonds were reissued. If the IRS were successful in maintaining this position, interest on the bonds probably would be taxable for federal income tax purposes. We consult counsel and take other steps to try to ensure that our actions (or failures to act) with regard to defaulted bonds will not constitute reissuance of the bonds. In addition, tax-exempt bonds we hold may need to be restructured and remarketed. We could recognize taxable income, gain or loss upon a restructuring and remarketing of tax-exempt bonds we hold even though the restructuring does not result in any cash proceeds to us. In addition, unless various conditions are met, the restructuring and remarketing of tax-exempt bonds could cause the interest on the bonds to lose their tax-exempt status. Sometimes we enter into interest rate swaps or other transactions in order to hedge exposures with regard to tax-exempt bonds we hold. These investments may produce income that is subject to federal income tax.

Tax Matters relating to Securitizations

Many of the senior interests in our securitization programs are held by tax-exempt money market funds. Tax-exempt money market funds generally have required that these securitization trusts, which are structured as partnerships for federal income tax purposes, make an election under Section 761 of the Code to opt out of the provisions of subchapter K of the Code. As a result, each holder of an interest in these securitization partnerships separately reports its share of income and deductions of the partnership using the holder’s own accounting method and tax year rather than its distributive share of income and deductions calculated at the partnership level.

In 2002 and 2003 the IRS issued a series of revenue procedures which stated, among other things, that partnerships, such as the ones used to securitize our bonds, do not meet the requirements of Section 761 of the Code. However, the IRS will not challenge a partnership’s or a partner’s tax treatment for partnerships with start-up dates prior to January 1, 2004 that made Section 761 elections (“Pre-2004 Partnerships”) if that treatment has been consistent with the Section 761 election and certain other requirements are met. We have been advised by counsel that each Pre-2004 Partnership in which we own an interest has met the requirements set forth in the IRS guidance and none of those Pre-2004 Partnerships has acquired any new assets that would cause it no longer to be eligible for the grandfathering rule described above.

If any of the Pre-2004 Partnerships failed to meet any of the requirements of the IRS guidance described above, and therefore were required to comply with the requirements of subchapter K of the Code, it is likely that all of the tax-exempt money market funds which hold senior interests in those securitizations and have tender options would tender their positions and the remarketing agent would have to sell the tendered interests to purchasers which are not tax-exempt money market funds. This would probably result in an increase in the distributions that have to be made to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the Pre-2004 Partnerships that we own. The senior interest holders have tender option rights with regard to all of the floating rate securitization trusts into which we have deposited bonds.

Beginning in January 1, 2004, we have complied with the revenue procedures described above in creating securitization partnerships.

Tax Effects on our Shareholders Resulting from our Taxable Income and Deductions

Although we were formed in a way that enables us to pass-through the benefit of tax-exempt income to our shareholders, currently, we have investments and operations that generate income that is not exempt from federal income tax. Among other things, our fees related to the Tax Credit Equity segment, our fees related to servicing and administering the bonds in our Affordable Bond segment, and our fees and interest income related to the Affordable Agency, Agency Lending, Real Estate and the Renewable Energy segments are earned through subsidiaries that are taxable corporations, and distributions by those subsidiaries generate income to us that is taxable to our shareholders. In addition, sales of our assets may result in gains that are taxable to our shareholders. Similarly, our shareholders are entitled to deduct their respective portions of our interest expense that is incurred in connection with our investment and operating activities. They are not, however, entitled to deduct interest on indebtedness we incur to purchase or carry tax-exempt bonds. In 2008, we incurred (and we passed on to our shareholders) capital losses due to bond sales and closing out of derivative positions, income from tax-exempt interest and some taxable interest income. However, based on the share price paid by each investor, certain investors may have capital gains allocated to them.

Further, as described above, the IRS could seek to recharacterize the income on one or more of our tax-exempt bonds as taxable income. We may also have taxable income, such as income from market discounts that does not generate cash for us. Therefore, it is possible that shareholders could at times be treated as receiving taxable income in excess of the amounts we distribute to them.

We use various tax accounting and reporting conventions to determine each shareholder’s allocable share of our ordinary income, gain, loss and deductions. These allocations are respected for federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with each shareholder’s “interest in the partnership.” Because we allocate our tax attributes to our shareholders on the basis of the respective numbers of shares they own, we believe that if our allocation were ever challenged, they would be upheld. However, there is no assurance that would be the case. There can be no assurance that we will continue to be a pass-through entity for income tax purposes. In addition to the reasons discussed above by which we might involuntarily become subject to tax as a corporation, we have the right to voluntarily elect such status.

Risk Management

The Board of Directors delegates authority for investment risk management to the Company’s Real Estate Investment Committee and balance sheet risk management to the Capital Committee.

Investment Risk Management — Real Estate Investment Committee (“REIC”).  The REIC is chaired by the Company’s Chief Credit Officer and membership includes the Chief Executive Officer and other senior managers. Except for specific transaction types, the REIC delegates authority to investment committees within each business group to review and approve investments by that business group. The Company’s Chief Credit Officer is responsible for administration and compliance of the REIC and the business group investment committees. Each business group investment committee has formal policies and procedures, and a majority of its members are from the management staff and include the head of credit for the applicable business group, the business group head and other senior business group staff. In some business groups, there is a single investment committee that reviews and approves both new investments as well as restructurings and workouts while in other business groups there are separate committees for new investments and restructurings and workouts. In addition to approval by the business group investment committee, restructurings and workouts that involve balance sheet assets must be approved by REIC.

The Company’s Affordable Housing Division (“MMA Financial”), has three investment committees: (1) The Developer Loan Committee, which approves predevelopment and bridge loans; (2) The Investment Committee which approves all new investments and loans (except those approved by the Developer Loan Committee); and (3) the Sale, Refinancing and Workout Committee which approves all material post-investment transactions including workouts, restructurings, refinancing, dispositions and sales. The Company’s Real Estate Division, (“MMA Realty Capital” or “MRC”), has a single investment committee, the MRC Committee, which approves all new investments and loans as well as restructurings and workouts. The Renewable Ventures group has a single investment committee, the Energy Project Investment Committee, for approving both new investments as well as restructurings and workouts.

Each business group has formal roles, policies and procedures for managing potential conflicts of interest arising between the business group and its clients or between multiple clients involved in the same transaction. The interests of the Company’s clients are represented internally by relationship managers or in some cases by independent directors (i.e. directors not related to the Company) for certain entities who are responsible for ensuring that the Company satisfies its fiduciary duties and are involved throughout the decision making process regarding transactions affecting their clients and have the ultimate authority to approve or disapprove of such transactions. Within MMA Financial, this process is managed within the Sale, Refinancing and Workout Committee. Within MMA Realty Capital, a subcommittee of the MRC Committee, the Allocation, Conflicts and Compliance Committee, is responsible for administering the business group’s allocation policy, compliance and suitability issues, conflicts of interest and principal transactions. In addition to the relationship managers, internal or external legal counsel is involved in transactions where conflicts of interest may be present.

Balance Sheet Risk Management — Capital Committee (“CC”).  The CC is chaired by the Company’s Chief Credit Officer and membership includes the Chief Executive Officer and other senior managers. The CC exists to review and approve transactions that have a material impact on the Company’s balance sheet, excluding transactions approved by REIC and its subcommittees. Transactions requiring CC review and approval include new (or modifications to existing) indebtedness, guarantees, indemnifications, and contingent liabilities; capital for new programs and initiatives and the use of derivatives. The CC delegates authority for a limited number of transaction types to business groups or corporate departments (for example, Corporate Treasury has been delegated the authority for approving certain ordinary course cash management transactions). All CC transactions go through a formal review and approval process which includes sign-offs by key functions including accounting, tax, legal, treasury, compliance, servicing, and asset management. The CC operates within annual capacity limits for different types of transactions established by the Board of Directors.

Day to Day Risk Management.  In addition to its formal committee structure, the Company views risk management as a key on-going process which is staffed both corporately (within the office of the Chief Credit Officer) and within the business groups. Within the business groups, the Company has policies and procedures related to its risk management activities including credit policy, underwriting, asset management, servicing and workouts. Additionally, each business group has a head of credit and risk management who reports to both the business group head and the Chief Credit Officer. Corporately, the Chief Credit Officer reports to the Chief Executive Officer and is a member of the Company’s Senior Staff committee.

Competition

In seeking attractive tax credit, clean energy, multifamily and other housing and commercial property related investment opportunities, we have competed directly against a large number of syndicators, direct investors and lenders, including banks, finance companies and other financial intermediaries and providers of related services (such as portfolio loan servicing). While we historically were able to compete effectively against these competitors on the basis of service, access to investor capital, longstanding relationships with developers and a broad array of product offerings, many of our competitors benefited from substantial economies of scale in their businesses and a lower cost of capital.

We competed directly with other syndicators in raising investor capital for tax credit investments. While we historically were able to compete effectively against those competitors on the basis of service, track record, and access to high-quality investments, several of our competitors benefited from the ability to (1) warehouse credit more efficiently; (2) use large amounts of tax credits themselves; and (3) more effectively guarantee tax credit investments because of their credit ratings.

Employees

As of December 31, 2008, we had approximately 435 employees, none of whom were parties to any collective bargaining agreements. This was a reduction from the approximately 575 employees we had at December 31, 2007. In addition, at December 31, 2008, we were engaging approximately 70 people provided by outside financial and accounting firms on a substantially full time basis to supplement the employees in our finance and accounting departments in connection with the development and application of our accounting policies, the restatement of our 2004 and 2005 financial statements and preparation of our 2006 financial statements. At March 31, 2009, we had approximately 333 employees.

Item 1A.	RISK FACTORS

Holding our shares involves various risks and uncertainties. The risks described in this section are among those that have had or could in the future have a material adverse effect on our business, financial condition or results of operations, as well as the value of our common shares.

Risks Related to Current Market Conditions

We have been directly and indirectly affected by the recent disruptions in credit markets.

Many aspects of our businesses have been affected by the recent disruptions in the credit markets, in some cases significantly. Some of these have been direct effects on us or our assets, and some have been effects on financial institutions and other entities with which we deal that have affected their ability or willingness to participate or continue to participate in our activities as equity investors, lenders or otherwise. The principal effects of the credit market disruption on us are described in Item 1. Business — “Effects of Current Market Conditions on Us.”

We have been severely affected by deterioration in the market for tax-exempt bonds and other instruments of the type we own.

Beginning early in 2008, there was a major deterioration in the market for tax-exempt bonds and other instruments that are a major part of our assets. This, combined with the factors that have affected credit markets and financial institutions throughout the nation, had a severe effect upon us during 2008, causing us to have to curtail significant aspects of our business and to sell assets at substantial losses to obtain funds we needed to meet our commitments or to satisfy lenders.

We have been forced to sell assets and business segments in order to raise funds we need to meet our cash needs.

Currently, we are facing a significant shortage of liquid assets. During 2008, we sold investment assets to generate cash or to minimize our obligation related to future funding requirements and in most instances we sold these assets for less than the amounts for which we had purchased them. In some instances the sales prices were less than the borrowings secured by the assets we sold, so that, instead of generating cash, the sales consumed additional cash or collateral we had posted with the lenders (we carried out the sales anyway in order to reduce our market risk). In order to raise cash, we have sold or agreed to sell two segments of our business and are attempting to sell a third segment. If we complete all those transactions, our only significant remaining activities will be owning and managing portfolios of tax-exempt bonds and market rate loans.

As a result of reductions in revenues and substantial realized and unrealized losses in the carrying value of our municipal bonds and other investments due to severely adverse current market conditions, and to the high costs of preparing and auditing our financial statements, we are incurring significant operating losses.

We were billed approximately $142 million in third party consulting costs and costs related to our audit as well as the audits of certain wholly-owned subsidiaries between January 1, 2007 and December 31, 2008. These costs were primarily related to the review and finalization of our accounting policies for all aspects of our business, the development and execution of procedures for the measurement of our transactions under these polices, the preparation of the financial statements that appear in this Report, the audit of these financial statements (including costs related to separate wholly-owned subsidiary company audits, some of which are performed by a firm other than KPMG), internal audit related costs and income tax advice and preparation costs. These costs do not include audit costs incurred related to the funds that we manage, a portion which are allocated and paid for by the funds and a portion of which we bear.

While we have not completed our 2007 and 2008 financial statements, it is clear that the impacts of reductions in revenues in multiple business lines and in the value of municipal bonds and other investments we hold or have sold, and the costs of developing and applying our accounting policies and preparing and auditing our 2006 and restated 2005 and 2004 financial statements, when added to our 2007 and 2008 on-going operating expenses, resulted in significant operating losses in both 2007 and 2008.

Most of our lenders have the right to require us to repay what we have borrowed or could require us to post additional collateral.

Although we are current with respect to our contractual interest payments, many of our debt agreements require us to provide timely GAAP basis financial statements and as a result most of our lenders have the right (absent forbearance agreements) to require us to repay what we have borrowed from them (our lenders have not done that to date and many of them have entered into short term forbearance agreements). This, along with our need to sell assets and in some cases business segments, has led our independent registered public accounting firm to include in its auditor’s report an explanatory paragraph regarding substantial doubt as to our ability to continue as a going concern, Also, we are subject to the constant possibility that one or more of our lenders will assert that the current market value of the assets that secure their loans (which in most instances our lenders determine) has fallen below required levels and that we must either post additional collateral or reduce the amount of our borrowings. We have little or no available funds to post as additional collateral or with which to repay borrowings.

If we were forced to sell all our pledged assets, the total sales price might not be sufficient to enable us to repay all our borrowings.

We believe that under normal market conditions, we could in at least most instances sell the assets that secure our borrowings for more than the amounts of the borrowings they secure. However, there is a significant possibility that if our lenders forced us to sell those assets into the current inactive market, the total sale proceeds would not equal our total borrowings.

We are facing defaults and delinquencies with respect to many of the debt instruments we hold.

We hold various types of debt instruments. Our largest holding is of tax-exempt bonds relating to affordable housing developments, as well as other types of tax-exempt bonds. The delinquency rate at December 31, 2008, with regard to those bonds is lower than it historically has been. However, the delinquency rate with regard to most of the other types of debt instruments we hold increased significantly during 2008. Even in instances in which developers guaranteed loans secured by projects they developed, many of the developers appear to be having financial problems that cast doubt on their ability to fulfill their guarantees if they are called upon to do so.

General Risks Related to Our Business

Economic conditions adversely affecting the real estate market have had a material adverse effect on us.

Because we, the funds we manage and the investors we have advised, own and finance investments directly or indirectly secured by multifamily residential properties and other commercial real estate, the value of our and the funds’ and investors’ investments are subject to being (and recently have been) materially adversely affected by macroeconomic conditions or other factors that adversely affect the real estate market generally, or the market for multifamily real estate in particular, either nationally or in regions in which we, the funds we manage or our other clients have significant investments. These possible negative factors (many of which have recently occurred) include, among others:

•	high levels of unemployment and other adverse economic conditions, regionally or nationally;

•	decreased occupancy and rent levels due to supply and demand imbalances;

•	changes in interest rates that affect the value of the debt instruments or the value of the real estate that secures the debt instruments that we, the funds we manage or the investors we advise own, or that affect the availability of attractive investment opportunities;

•	lack of mortgage financing and reduced availability of mortgage financing, each of which can affect the prices for which real estate can be sold or even the ability to sell real estate at any acceptable price; and

•	changes in local or national laws or regulatory conditions that affect significant segments of the multifamily housing market, including environmental and other laws and regulations that affect the types of buildings that can be built or building materials that can be used, or that otherwise increase construction costs or limit land usage.

We might not be able to meet our funding commitments.

Due to market conditions and their effect on our business and liquidity we might not be able to meet funding commitments. The failure to meet such commitments could put us in breach of those commitments.

We are exposed to the normal risks that affect construction lenders which could adversely affect our or our funds’ return on investment.

Some of the investments owned by us or by funds we manage, and from which we or the funds derive interest income, are mortgage loans secured by multifamily residential rental housing properties or renewable energy projects that are still under construction or are undergoing substantial rehabilitation, and we make construction loans with regard to commercial real estate. Thus, we often provide construction financing and take other construction period risks with the expectation of being repaid, or converting our construction loans into permanent mortgage loans, when the developments or projects are completed. During the construction phase of a development or project for which we are a lender, which often lasts 12 to 24 months, our investment is subject to all the risks that normally apply to construction projects, including the possibility of:

•	underestimated construction or rehabilitation costs;

•	delays;

•	failure to obtain or maintain governmental approvals; and

•	adverse weather and other unpredictable contingencies beyond the control of the developer.

If a developer cannot complete the development that is collateral for a construction loan we made, we may have to arrange and finance the completion of the project in order to protect our ability to recover the construction loan.

In addition, some of our investments and those of the funds we manage are secured by mortgages on properties that are in a lease-up phase. Developers’ failures to complete lease-up of these properties on schedule or at anticipated rent levels could adversely affect the ability of the developers to make mortgage payments on schedule and therefore could adversely affect the return on the investment we or the funds we manage have made.

We are exposed to risks specific to real estate.

Because many of our assets are secured by real estate, or consist of investments in entities that own real estate, the value of our assets is subject to the risks associated with investments in real estate. Among other things, real estate may decline in value because of market conditions, an inability to obtain key permits, a change in, or failure to obtain a change in, zoning, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, and condemnation proceedings. We conduct extensive due diligence prior to making investments but problems may arise subsequent to our investment. Negative changes in the value of our assets could have a material adverse effect on us.

We are sometimes subject to collateral calls and if we cannot meet the calls we may be deemed in default.

Many of our borrowings and other financial obligations are secured by loans or bonds we own. If the value of the loans or bonds securing particular obligations falls below specified percentages of the obligations, we must either reduce the amount of the obligations or provide additional collateral. Under current market conditions, we may have difficulty doing either of those things and if we cannot do either of them, we may be deemed to have defaulted on the borrowings or other financial obligations, and our creditors may have the right to liquidate our collateral to satisfy their claims.

The market value, availability or cost of our investments and investment opportunities could be adversely affected by changes in prevailing interest rates.

Most of the investments we hold, or that are made by funds or entities we created and manage, are debt instruments or similar to debt instruments. The value of those investments can be severely affected by changes in prevailing interest rates. In particular, a significant increase in prevailing interest rates for taxable or tax-exempt debt instruments substantially reduces the market value of investments we hold. In addition, it could reduce the availability of new investment opportunities and increase the competition for those investments.

We do not, and cannot, fully hedge against interest rate risks.

Significant portions of the money we and our funds use to make investments are borrowed under credit lines that bear interest at floating rates. Therefore, an increase in prevailing interest rates could make it substantially more expensive for us or our funds to continue to hold investments, while at the same time reducing the prices at which we could dispose of those investments. We do not fully hedge our exposure to changes in interest rates and so we are exposed to the risks of unfavorable changes in interest rates beyond our hedging activities.

We hedge our exposure to interest rate changes in a variety of ways. However, our hedges normally have significantly shorter lives than the interest rate sensitive instruments in which we invest. Further, we do not, and frequently cannot, hedge against all the interest rate risks that may affect us. Also, hedges do not always work as we expect them to. See Item 1. Business — “Effects of Current Market Conditions Upon Us.” Therefore, we are to an extent exposed to risks that changes in interest rates will negatively affect the value of our assets.

We can lose money on the transactions we undertake to hedge against losses due to interest rate movements.

Sometimes we hedge against interest rate movements by purchasing options, but in many instances, we have hedged against increases in interest rates, which generally cause declines in the value of our debt instruments, by entering into transactions that are expected to increase in value as interest rates rise. The risk of a loss in value if interest rates fall is the cost of the protection we receive by entering into these transactions. Further, as is described under Item 1. Business — “Effect of Current Market Conditions on Us,” there was a period in early 2008 when, due to a market anomaly, the value of swaps we had purchased to hedge against a decline in the value of a portfolio of tax-exempt bonds we held, fell at the same time the value of the tax-exempt bonds declined. While this was a very unusual situation, it reflects the fact that many hedges involve a degree of risk themselves.

Our ability to find investors or make tax-exempt investments could be adversely affected by changes in government tax incentive programs.

A significant aspect of our business has consisted of selling to investors securities or interests that enable them to realize tax benefits the government provides as incentives to make certain types of investments. We did this primarily by creating entities through which investors could obtain tax credits for investing in affordable housing or in renewable source power generation facilities. We also purchased tax-exempt bonds issued to fund affordable housing and other types of projects. There is no guarantee that the government will continue to provide the types of tax credits that have been available or that it will not change current tax-exempt bond legislation. If the federal government were to reduce, eliminate or not renew the tax credits for investments in affordable housing or renewable energy, or were to change the tax-exempt bond legislation, our ability to find investors for the funds we create or to make tax-exempt bond investments could, even in times of normal market conditions, be materially impaired. Even uncertainty as to a possible imminent reduction or elimination of tax benefits can make investors reluctant to invest in the types of investments we market. Further, the government could make other changes in the tax laws that, while not directly affecting tax credits or tax-exempt bond legislation could make them less valuable to investors. A discussion of U.S. federal tax considerations that affect us and our shareholders appears in Item 1. Business — “Federal Income Tax Considerations.”

Substantial reduction or increased costs in the activities of GSEs that provide liquidity to the market for real estate related investments could adversely affect our business.

Fannie Mae and Freddie Mac are important to many aspects of our business. They have historically been among the largest corporate buyers of low income housing related tax credits of the type we syndicate. We also have generated substantial revenues by originating loans and selling them to Fannie Mae and Freddie Mac. In addition, Fannie Mae and Freddie Mac have provided credit enhancement that we used in connection with sales or securitizations of some of our assets, as well as credit enhancement for some of the tax-exempt bonds that we originated. We are in the process of selling both the aspect of our business that syndicates low income housing related tax credits and the aspect of our business that originates loans for sale to Fannie Mae and Freddie Mac and other government sponsored agencies.

In 2008, Fannie Mae and Freddie Mac were placed under government conservatorship, and according to news reports each of them suffered major losses during 2008. There have been numerous proposals that would significantly change their activities. To date, we have not experienced a significant change in the operations or strategies of Fannie Mae or Freddie Mac that affect us. However, it is possible that, as a result of the conservatorship or in reaction to the losses, there will be changes in the way one or both of them operate, or in their funding that will adversely affect our on-going business.

Most of our assets are pledged as collateral for borrowings that could go into default causing us to suffer significant losses.

All of our businesses require significant access to borrowed funds and as such we have almost no assets that are unencumbered at December 31, 2008. Because we were not able to deliver financial statements in a timely manner, most of our debt that is not part of a bond securitization transaction was in default, and most of our lenders could have required us to repay the indebtedness. If our lenders had required us to repay the indebtedness and we had been unable to do so (which, in view of current market conditions, probably would have been the case with regard to many of our borrowings), the lenders would have been able to liquidate the assets that secure the indebtedness. If lenders liquidated our assets under current market conditions, we would suffer significant losses of value.

We must be careful not to become subject to the Investment Company Act of 1940 because if we were subject to that Act, we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our activities to be sure we do not become subject to regulation as an investment company under the Investment Company Act of 1940, as amended. We are exempt from the Investment Company Act because of an exemption for companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” If we were regulated as an investment company under the Investment Company Act, we would be subject to extensive regulation and restrictions relating to capital structure, dividends and a number of other matters. Among other things, we would not be able to borrow money. Therefore, if due to a change in our assets or in the value of particular assets, we were to become subject to the Investment Company Act, either we would have to restructure our assets so we would not be subject to that Act or we would have to change materially the way we do business. Either of those changes could require us to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses of value as a result.

Risks Related to Our Financial Reporting

There have been material weaknesses in our internal controls over financial reporting that have required us on three occasions to restate our financial statements with the assistance of outside accounting consultants, and until we have sufficient internal resources we may need continued substantial assistance from outside accounting consultants at considerable cost.

For the last several years, there have been (and there continue to be) material weaknesses in our internal control over financial reporting. Because of this, we have on three occasions had to restate our financial statements. The first restatement was to adjust our unaudited financial statements for the first and second quarters of 2004 to record deferred compensation expense related to one employment contract. Then, in the spring of 2006, we restated our audited financial statements for 2004 and prior years. Subsequently, in September 2006, we determined that we had to restate our audited 2005 financial statements and further restate our audited restated financial statements for 2004 and prior years. The need for the restatements resulted primarily from the factors discussed in Item 9A. Controls and Procedures.

The problems caused by these deficiencies delayed the filing of this Report until two years after it was due and will cause us to be late in making SEC filings relating to 2007, 2008 and at least some subsequent periods. While we have completed our 2006 financial statements and the restated 2005 and 2004 financial statements that appear in this Report, we were able to do that only by using a large number of outside consultants to supplement our own accounting personnel and systems. During 2007, we brought in a new chief financial officer, a new business unit financial officer, a new head of internal audit, and other new senior accounting and financial reporting personnel. However, we still do not have sufficient internal resources to enable us to generate reliable financial statements without substantial assistance from outside accounting consultants at considerable cost.

The material weaknesses in our internal control over financial reporting substantially increase the cost of ensuring that there will not be misstatements in our financial statements.

A material weakness in internal control over financial reporting means that there are deficiencies that present a more than remote possibility (or, under a 2007 revision to the standard, a reasonable possibility) that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because there have been, and continue to be, material weaknesses in our internal control over financial reporting, we have had to use means other than reliance on our internal control over financial reporting to ensure that there are not material misstatements in our financial statements. These alternative means have been very labor intensive and have contributed significantly to the high costs we have incurred in preparing our financial statements. Further, while we believe these alternative means have been effective in allowing us to prepare the GAAP compliant financial statements contained in this Report, going forward there continues to be a risk that there may be a material misstatement in our financial statements.

We will continue to incur major costs in the preparation and audit of our financial statements, which could adversely affect our financial results.

We are trying to develop sufficient accounting and finance capability and systems to be able to prepare our financial statements and do a significant portion of our tax return preparation work ourselves instead of using outside consultants. However, we are likely to incur unusually high financial statement preparation and audit costs at least during 2009 and possibly 2010. The high financial statement preparation and audit costs have materially adversely affected our financial results and are likely to continue to do so at least through 2009 and possibly longer.

Our 2007 and 2008 financial statements will not be filed with the SEC or provided to lenders when they are due, which means we will not meet a requirement of many of our loan agreements and unless we obtain waivers or forbearances, our lenders could terminate our lending agreements and require us to repay the sums we have borrowed, and if all of these loan amounts were currently declared due and payable, we would not have available resources sufficient to satisfy all of such loan amounts.

Because of the delay in completing our 2006 annual financial statements and the continuing material weaknesses in our financial reporting and accounting systems, our 2007 and 2008 annual financial statements will not be filed with the SEC until at least many months after they are due.

Most of our loan agreements require that we provide timely financial statements or file reports with the SEC when they are due and give the lenders copies of those reports. Most of our lenders waived, or otherwise did not enforce, these requirements in 2007 and 2008. While we will continue to seek waivers or forbearances with regard to these financial reporting requirements, most of our lenders could, if they wished to do so, use our inability to provide financial statements when they are due as a basis for terminating their lending arrangements with us and requiring us to repay the sums we have borrowed from them. Under current market conditions, if all of these loan amounts were currently declared due and payable, we would not have available resources sufficient to satisfy all of such loan amounts.

The SEC Staff has inquired into the reasons for our restatements and if they decide to take any substantial action against us it could adversely affect our business.

After we announced in September 2006, that we would be restating our financial statements for 2005 and prior years, the Philadelphia regional office of the SEC informed us that it was conducting an informal inquiry concerning us and requested the voluntary production of documents and information concerning, among other things, the reasons for that restatement and for our prior restatement. We provided the requested documents and information and are cooperating fully with the informal inquiry. The SEC staff has been monitoring the progress of the restatement and the preparation of our 2006 financial statements. We do not know what, if anything, the SEC staff may do now that the restatement and the preparation of our 2006 financial statements have been completed. Any substantial action against us by the SEC could adversely affect our business.

The book value of our assets is not necessarily the amount for which they could be sold at any point in time, and if we currently were forced to sell significant assets, we probably would not realize their full book value.

Our assets include a variety of bonds, loans and other debt instruments. Under GAAP, in some instances these bonds, loans and other debt instruments are recorded at their fair value on each balance sheet date. In other instances, they are carried at amortized cost (i.e., unpaid principal balances less any deferred costs or fees) unless we determine that they are impaired or there has been an other-than-temporary impairment in the value of particular assets, in which case the book values of those assets are reserved against or written down to their estimated fair values. The estimated fair values of the assets are determined using quoted market prices, if available, or with discounted cash flow models considering expected cash flows and market yields. The prices for which we can sell particular bonds, loans or other debt instruments at a point in time are affected by current market conditions at that time. As is discussed under Item 1A. Risk Factors — “Risks Related to Current Market Conditions,” under current market conditions, the prices for which we can sell the bonds, loans and other debt investments we own are significantly lower than the prices for which they could be sold under normal market conditions.

Risk Related to our Affordable Housing Division

Affordable housing partnerships may not be able to repay their borrowings from us and that could adversely affect the return on the investment to us or to the funds we manage.

We advance substantial funds as loans (including our investments in bonds) to partnerships engaged in the development of affordable housing projects. While these projects are under construction, they are subject to the normal risks that affect construction lenders, as discussed above under the caption “General Risks Related to our Business — We are exposed to the normal risks that affect construction lenders that could adversely affect our or our funds’ return on investment.” Because substantially all the units in most of those projects are rented to individuals or families with incomes no greater than 60% of area median incomes, there is a risk that tenants will not be able to pay their rent, and therefore the partnerships that own the projects will not be able to make required payments on the mortgage debt we hold and that could adversely affect the return on the investment to us or to the funds we manage.

As a sponsor of tax credit equity funds, we have exposure to risk of loss if we are unable to place partnership interests at sufficiently high prices.

In connection with our sponsorship of tax credit equity funds as described in Item 1. Business — “Our Tax Credit Equity Segment,” we have often advanced funds by acquiring interests in partnerships or other entities that own affordable housing projects with the intention of selling those interests to tax credit equity funds we sponsor. At any point in time, the amount of these advances can be material. Generally, we have recovered our advances by selling the interests to tax credit equity funds we have sponsored. At December 31, 2008 we were holding interests for which we had paid $30.5 million, and were committed to pay an additional $82.1 million to purchase interests, which we expected to sell to tax credit equity funds. However, currently we are not able to form new tax credit equity funds, and therefore we can only sell partnership interests we are holding or are committed to purchase to existing LIHTC Funds, and only to the extent those funds have access to capital with which to make additional investments, or to third party purchasers. Further, the yield investors in tax equity funds are requiring has risen to a level that has caused us to lose money on many of the sales we do make. In 2008, we expect to recognize significant losses from selling interests we had acquired in tax credit generating partnerships.

Economic conditions have substantially reduced demand for investments that generate tax credits, and therefore we have curtailed our efforts to identify investments that generate tax credits or to form LIHTC Funds.

Late in 2007 and early in 2008, several of the entities that historically had been the principal investors in LIHTC finds we sponsor indicated that during all or most of 2008, they would not be making investments in order to benefit from low income tax credits. Those entities have announced significant net losses from their own activities, and therefore, may not have taxable income for a substantial period. If they do not have taxable income, they probably will have no need for tax credits. As a result of this, during 2008, we suspended our efforts to form new LIHTC Funds or to identify potential investments for new LIHTC Funds. We are currently attempting to sell our Tax Credit Equity business.

Substantially all of our investments are illiquid, which could prevent us from consummating sales on favorable terms and makes it difficult for us accurately to value our investment portfolio.

There is no regular trading market for most of the tax-exempt and taxable real estate related debt and equity interests in which we and the funds we manage have invested. This results in a serious lack of liquidity, particularly during weak markets, such as those that have prevailed since the summer of 2007 and are discussed in the portion of this Risk Factors section captioned “Risks Related to Current Credit Market

Conditions” and “General Risks Related to Our Business.” The lack of liquidity could seriously adversely affect the price for which we, or the funds we manage, could sell debt or equity securities if necessary.

In addition, the absence of liquid markets for the interests we hold makes them difficult to value, and could require us to write down the carrying value of the interests because of market conditions that do not actually affect the performance of assets that support the securities that we hold.

We have provided guarantees with respect to certain of the tax credit equity funds that we sponsored, and if we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

We have guaranteed availability of tax benefits and minimum returns on investment to investors in some of the tax credit equity funds that we sponsored. We could be required to make substantial payments with regard to these guarantees. If we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

Noncompliance with various legal requirements by the affordable housing partnerships could impair our investors’ right to low income housing tax credits and have a negative impact on our business.

The ability of investors in tax credit equity funds we sponsor to benefit from low income housing tax credits requires that the partnerships in which those funds invest operate affordable housing projects in compliance with a number of requirements in the Code and the Regulations under it. Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low income housing tax credits, including recapture of credits that were already taken. While we are not legally required to assure availability of tax credits (except in limited instances in which we have guaranteed availability of tax benefits and minimum returns to fund investors), in order to maintain relationships with investors, we might decide to cure delinquent mortgage payments or do other things to protect investors’ access to low income housing tax credits. These events could have a negative impact on our business.

A significant portion of our interests in tax-exempt bonds and our residual interests in securitized asset pools have been pledged as collateral to support securitization programs.

A significant group of our assets are residual interests in securitization vehicles to which we sold tax-exempt bonds. Those residual interests are only entitled to interest after all senior interests have received specified interest payments and generally are not entitled to principal payments until all senior interests have been paid in full. In addition, we pledged investments as collateral with respect to these securitization programs. Among other things, in a typical securitization facility, the payment of the interest and principal on senior floating rate interests is guaranteed by a third-party credit enhancement provider, we are required to reimburse the credit enhancer for any payments it may be required to make as a result of its guarantee and we have pledged assets to secure that reimbursement obligation. If the credit enhancer is required to repay the senior floating rate certificates, both the securities in the securitization pool and the additional assets we have pledged may be sold to reimburse the credit enhancer for the sums it had to pay. This may result in our incurring significant losses.

In addition, if the value of the tax-exempt bonds we have securitized or pledged as collateral for a securitization program decreases significantly, we may be required to post cash or additional investments as additional collateral for the program. If we do not post the additional collateral, the securitization program may be terminated and the securitized bonds and additional collateral we pledged may be liquidated to satisfy the obligations to the holders of the securitization program certificates. This could result in the sale of the collateral at an inopportune time (such as the current time) on unfavorable terms.

Risks Related to Our Real Estate Division

Substantially all of our investments are illiquid, which could prevent us from consummating sales on favorable terms and makes it difficult for us accurately to value our investment portfolio.

There is no regular trading market for most of the market rate commercial real estate related debt and equity interests in which we and funds we manage have invested. This could result in a serious lack of liquidity, particularly during weak markets, such as those that have prevailed since the summer of 2007 and are discussed in the portion of this Risk Factors section captioned “Risks Related to Current Credit Market Conditions” and “General Risks Related to Our Business.” The lack of liquidity could seriously adversely affect the price for which we, or the funds we manage, could sell debt or equity securities if necessary.

The assets in which we invest may not realize the value forecasted at acquisition.

Although market conditions are a substantial factor in our ability to sell assets in which we have invested, the underlying value of those assets affects both our ability to sell them and their value to us as long-term investments. We have devoted substantial attention to analyzing investments before we make them. However, these analyses were made at a time when real estate markets were significantly different from those that currently prevail. Because of that, several market rate commercial loans we made are in arrears and there may be defaults with regard to other loans we have made.

A portion of our market rate investments are subordinated bonds or are junior in right of payment to other obligations and if the borrowers are unable to make all required payments, we may suffer losses.

When we hold junior or subordinated debt instruments or bond interests, if the borrower is unable or fails to make all of its required payments, we will not be paid until all the senior securities or senior bond interests have been paid in full. Further, in most instances we cannot, without the consent of the senior holders, take actions that might protect our interests. That can further reduce the likelihood of our receiving the full sum due to us if a borrower becomes insolvent. At December 31, 2008, we had market rate bond and loan investments in our Real Estate division totaling $78.2 million and $94.1 million, respectively, which were subordinate to more senior interests.

As a delegated underwriter and servicer in the Fannie Mae DUS program and Freddie Mac Program Plus program, we have agreed to share losses (up to specified levels) on loans that we underwrite and sell to Fannie Mae and Freddie Mac.

As discussed in Item 1. Business, we participate in the Fannie Mae DUS and Freddie Mac Program Plus programs. The terms of our participation require that we assume responsibility for a portion of any loss that may result from borrower defaults including foreclosure, based on Fannie Mae’s and Freddie Mac’s loss sharing formulas. Under the Fannie Mae DUS program, we are generally responsible for the first 5% of the unpaid principal balance and 25% of any additional losses with a maximum cap of 20% of the original principal balance. Certain loans have a maximum cap of 30% and 40% and different loss sharing percentages. Under the Freddie Mac Program Plus program, we are generally responsible for the first 8% of the unpaid principal balance. Although our losses to date under these guarantees have been minimal, that may not always be the case and a material increase in these losses could have a negative impact on our financial condition or results of operations.

We have agreed to sell the business that participates in these programs. The agreement entitles the purchaser to reduce the liquidation preference of preferred shares received as compensation for the sale by up to $30.0 million for losses under these programs.

Our agency loan origination business is particularly dependent on maintaining our relationships with the GSEs that participate in the multifamily housing market and adverse changes to those relationships could cause our business and results of operations to suffer.

We have agreed to sell the portion of our business that participates in the DUS program and in Freddie Mac’s Program Plus and other programs. Completion of that transaction is conditioned upon the purchaser being licensed to participate in those programs. We expect the transaction to be completed during the second quarter of 2009. If the transaction is not completed, we would continue to be subject to risks related to our relationships with GSEs.

The maintenance of our DUS license with Fannie Mae and our participation in Freddie Mac’s Program Plus and other programs have been important to the continued productivity of our debt sector operations. As a DUS lender, we have been subject to periodic reviews by Fannie Mae, and we have had to comply with a variety of underwriting and servicing guidelines imposed by Fannie Mae. Fannie Mae and Freddie Mac could revoke our program licenses if we did not comply with the program guidelines.

Also, the value of our DUS license could be adversely impacted if Fannie Mae were to change the delegated authority of its DUS lenders or otherwise make it more costly or difficult for DUS lenders to underwrite and service loans on Fannie Mae’s behalf.

If Fannie Mae or Freddie Mac were to admit more financial services firms into their programs, our competitive advantage would decline. We have no control over whether Fannie Mae or Freddie Mac expands the size of its programs. The value of our DUS license and our participation in Freddie Mac’s Program Plus could be adversely impacted if either of those GSEs were to invite a significant number of new participants into its program. If more financial services firms compete for business in this marketplace, the profit margins on our debt business would likely decline and our results of operations could suffer.

Risks Relating to Ownership of Our Shares

Our Board can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, our Board of Directors can authorize, without any requirement of shareholder approval, the issuance of an unlimited number of common shares. Although New York Stock Exchange (“NYSE”) rules imposed some limitations on our ability to issue shares without shareholder approval, our shares are not currently listed on the NYSE. Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders. Our Board can also authorize, without any requirement of shareholder approval, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting. This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

We have stopped paying dividends and it is unlikely we will resume paying them in the near future.

Prior to the fourth quarter of 2007, we paid increasing dividends to our shareholders for 43 consecutive quarters. In January 2008 in response to deteriorating market conditions and our increasing costs, our Board reduced the dividend for the fourth quarter of 2007 by 37% from what we had paid for the prior quarter. The following quarter, our Board did not declare any dividend and our Board has not declared any dividend since then. Our Board considers a number of factors in deciding whether we should pay a dividend for a quarter. However, in view of the difficulty we are having generating the cash we need for our operations and to satisfy our lenders, it is unlikely that we will pay a dividend in the near future.

Our shareholders may be taxed on their respective shares of our taxable income, even if we do not make distributions to them.

We are a limited liability company, not a corporation, and we have elected to be taxed as though we were a partnership. Because of that, our taxable income and loss, and our other tax attributes (including the tax-exempt nature of some of the interest we receive) are treated, at least for U.S. federal income tax purposes, as the taxable income or loss and other tax attributes, of our shareholders. That avoids the double tax to which corporations and their shareholders usually are subject, and enables our shareholders to benefit from the fact that a portion of our income is exempt from federal income tax. However, if we have taxable income in excess of the sums we are able to distribute to our shareholders, our shareholders will be taxed on sums they do not receive, since under the rules of partnership taxation our shareholders are taxed based on taxable income and not on our distributions. In addition, much of our tax-exempt income is subject to the alternative minimum tax (“AMT”) for federal income tax purposes and shareholders who are subject to the AMT could be subject to tax on such income even if we do not distribute it. In 2008, although we had substantial losses for financial accounting purposes and we passed through to our shareholders for tax purposes capital losses due to bond sales and closing out of derivative positions, we also passed through to our shareholders tax-exempt interest income and some taxable interest income. Some shareholders may have capital gains as a result of the share price they paid for our common shares.

We could have additional federal income tax obligations which would reduce the sums available for distribution to shareholders.

Because we and a number of our subsidiaries are taxed as though we were partnerships, we and those subsidiaries do not have to pay federal income taxes on a significant portion of our income. As is discussed in Item 1. Business — “Material U.S. Federal Tax Considerations,” it is possible that because of changes in the tax laws or changes in the way the tax laws are applied, or by our own election, we may at some time become subject to federal income tax, which would reduce the sums we would have available to distribute to our shareholders. Also, it is possible that the dividends we pay, including the portions derived from our tax-exempt income, could become fully taxable to our shareholders in the same manner, and at the same rates, as dividends paid by taxable corporations.

One of our shareholders has the right to designate one, and in some circumstances two, of our directors, which is a right that is not available to any other of our shareholders.

Under our organizational documents (since our inception), Shelter Development Holdings, Inc., which is controlled by Mark Joseph, the Chairman of our Board, or its successor has the right to appoint one of our directors, or, if we have more than ten directors, it has the right to appoint two of our directors. This right is not available to any other of our shareholders.

Provisions of our Operating Agreement may discourage attempts to acquire us.

Our Operating Agreement contains at least three groups of provisions that could have the effect of discouraging people from trying to acquire control of us. Those provisions are:

•	If any person or group, other than Shelter Development Holdings, Inc., SCA Tax-Exempt Fund, MME I Corporation, MME II Corporation or their affiliates, acquires 10% or more of our shares, that person or group cannot, with a very limited exception, (1) engage in a business combination with us (including an acquisition from us of more than 10% of our assets or more than 5% of our shares) within five years after the person or group acquires the 10% or greater interest, unless our Board of Directors approved the business combination or approved the acquisition of a 10% or greater interest in us before it took place, or the business combination is approved by two-thirds of the members of our Board and holders of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest; or (2) engage in a business combination with us until more than five years after the person or group acquires the 10% or greater interest, unless the business combination is recommended by our

Board of Directors and approved by holders of 80% of our shares or of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest.

•	If any person or group makes an acquisition of our shares that causes the person or group to be able to exercise between one-fifth and one-third of all voting power of our shares, between one-third and a majority of all voting power of our shares, or a majority or more of all voting power of our shares, the acquired shares will lose their voting power, except to the extent approved at a meeting by the vote of two-thirds of the shares not owned by the person or group, and we will have the right to redeem, for their fair market value, any of the acquired shares for which the shareholders do not approve voting rights.

•	One third of our directors (except one, or in some circumstances two, directors designated by Shelter Development Holdings, Inc) are elected each year to three year terms. That could delay the time when somebody who acquires voting control of us could elect a majority of our directors.

The above provisions could deprive our shareholders of opportunities that might be attractive to many of them.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We do not own any of the real property where we conduct our business. Our corporate headquarters is located in Baltimore, Maryland, where we lease approximately 35,000 sq. feet of office space pursuant to a lease that expires in 2014. Our two other principal offices are located in Tampa, Florida (where we lease approximately 35,000 sq. feet of office space pursuant to a lease that expires in 2016) and Boston, Massachusetts (where we lease approximately 55,000 sq. feet of office space pursuant to a lease that expires in 2015).

Our debt, structured finance and fund management segments predominantly use the Baltimore and Tampa offices. Our tax credit equity sector primarily uses our Boston office.

As of the date of this Report, we also lease office space for regional offices in the following locations: Chicago, Illinois; Grapevine, Texas; Detroit, Michigan; Atlanta, Georgia; Roswell, Georgia; San Diego, California; San Francisco, California; Irvine, California; St. Paul, Minnesota; Denver, Colorado; New York, New York; and El Segundo, California. We will be disposing of some of these offices as we sell aspects of our business and we expect to close others due to current market conditions. We believe our facilities are suitable for our requirements and are adequate for our current and contemplated future operations.

Item 3.	LEGAL PROCEEDINGS

Except as described below, we are not a party to any material litigation or other legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would be likely to have a material adverse effect on our results of operations or financial condition.

In September 2006, we were named as a nominal defendant in a suit in the Delaware Chancery Court entitled Paddy Wood v. Charles C. Baum, et.al, C.A. No. 2404-VCL, a derivative suit in which the plaintiff sought recovery on our behalf for damages we allegedly suffered because, among other things, we allegedly failed to record impairments to various assets as required by GAAP. The action was dismissed in November 2007 because the plaintiff had failed to ask our Board to investigate the allegations. The plaintiff appealed and in June 2008 the Delaware Supreme Court affirmed the dismissal.

After we announced in September 2006, that we would be restating our financial statements for 2005 and prior years, the Philadelphia regional office of the SEC informed us that it was conducting an informal inquiry concerning us and requested the voluntary production of documents and information concerning, among other things, the reasons for that and a prior restatement. We provided the requested documents and information and are cooperating fully with the informal inquiry. The SEC staff has been advised by us on the progress of the restatement and the preparation of our 2006 financial statements. We do not know what, if anything, the SEC staff may do now that the restatement and our 2006 financial statements are filed.

In the first half of 2008, we were named as a defendant in eleven (subsequently reduced to ten) purported class action lawsuits and five derivative suits. In each of these class action lawsuits, the plaintiff purports to represent a class of investors in the Company’s shares who allegedly were injured by claimed misstatements in press releases issued and SEC filings made between May 3, 2004, and January 28, 2008. The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent. The class action lawsuits have been consolidated into a single legal proceeding pending in the United States District Court for the District of Maryland. The derivative cases have also been consolidated before the United States District Court for the District of Maryland. Both cases will proceed under the name In Re Municipal Mortgage & Equity, LLC Securities and Derivative Litigation, Case No. 80-MDL-1961. By Court order, a single consolidated amended complaint was filed in the class actions on December 5, 2008. Similarly, a single consolidated amended complaint was filed in the derivative cases on December 12, 2008. In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill their duties. A derivative suit is a lawsuit brought by a holder of shares or other equity interests in a company, not on the holder’s own behalf, but on behalf of the company, and against the parties who allegedly caused harm to the company. Any proceeds of a successful derivative action are awarded to the company, except to the extent they are used to pay fees to the plaintiffs’ counsel and other costs. On March 12, 2009, we filed a motion to dismiss the class action. We and the plaintiffs agreed not to take any further action regarding the derivative cases at least until the motion to dismiss the class actions is decided. Due to the inherent uncertainties of litigation, and because these specific actions are still in a preliminary stage, the Company cannot reasonably predict the outcome of these matters at this time.

In October 2008, Navigant Consulting, Inc. (“Navigant”) filed suit against the Company for $7.8 million in consulting fees billed to the Company related to Navigant’s services in connection with the restatement, development of accounting policies and business unit services. The Company disputes the claims and expects to defend the case vigorously. The Company has filed an answer and counterclaims. Because the case is at an early stage, the Company cannot reasonably predict the outcome at this time.

In July 2007, we received a letter from the U.S. Securities and Exchange Commission (SEC) informing us of a routine examination of our subsidiary that is registered under the Investment Advisers Act of 1940 and bringing matters to our attention for consideration and corrective action related to record keeping and other matters. We designated a new chief compliance officer of the subsidiary and remediated most of the issues identified in the letter, and we informed the SEC staff of the steps we had taken to do that. While we have taken steps to correct all the deficiencies that were identified, it is possible that the SEC could seek to penalize us because of our prior failures to meet applicable requirements; however, because we no longer provide investment management services to institutional investors, our subsidiary is no longer registered under the Investment Advisors Act.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until February 5, 2008, our common stock was listed on the New York Stock Exchange under the symbol “MMA.” Since then, it has been traded in the over the counter market under the symbol “MMAB.PK.” The following table shows the high and low sales prices for our common stock during the periods of 2008, 2007 and 2006 indicated in consolidated trading reported by the NYSE for 2006 and 2007, and the over the counter market known as the pink sheets for 2008, and the cash dividends we declared per share:

	Common Shares			Cash Dividends
	High/Low Prices			per Share
Fiscal Quarter	2008	2007	2006	2008		2007		2006

First	$17.50-4.20	$32.20-25.64	$27.50-25.85	33.00	¢	51.25	¢	49.25	¢
Second	5.85-2.47	28.92-23.65	28.24-25.61	0.00		51.75		49.75
Third	3.03-0.37	26.07-16.77	28.99-26.75	0.00		52.25		50.25
Fourth	0.97-0.12	23.06-13.01	32.40-27.28	0.00		52.50		50.75

Prior to the fourth quarter of 2007, we paid increasing dividends to our shareholders for 43 consecutive quarters. In January 2008 in response to deteriorating market conditions and our increasing costs, our Board reduced the dividend for the fourth quarter of 2007 by 37% from what we had paid for the prior quarter. Nonetheless, the total dividends for 2007 exceeded the operating cash we generated in that year. In May 2008, our Board did not declare any dividend and our Board has not declared any dividend since then. Our Board considers a number of factors in deciding whether we should pay a dividend for a quarter. However, in view of the difficulty we are having generating the cash we need for our operations and to satisfy our lenders, it is unlikely that we will pay a dividend in the near future.

On December 31, 2008, the last sale price of our common shares reported in the over the counter market was $0.27. On that day, there were approximately 2,157 holders of record of our common shares. We issued Schedule K-1s to approximately 45,844 persons who were beneficial owners of our shares during 2008. However, those persons were not necessarily all beneficial owners at the same time.

Performance Graph

The following table compares total shareholder return for MuniMae at December 31, 2008 to the Standard and Poor’s 500 Index, the FTSE National Association of Real Estate Investment Trusts (“NAREIT”) Equity Index, and a peer group (“Peer Group”) Index consisting of American Home Mortgage Investment Corp., Annaly Capital Management Inc., Capital Trust Inc., Capitalsource Inc., Charter Mac (now known as Centerline Holding Co.), Fieldstone Investment Corporation, Impac Mortgage Holdings Inc., Istar Financial Inc., MFA Mortgage Investments, Inc. (now known as MFA Financial Inc.), Mortgage IT Holdings, Inc., Northstar realty Finance Corp., Novastar Financial Inc., Rait Financial Trust, and Redwood Trust Inc., assuming a $100 investment made on December 31, 2001 and assuming reinvestment of all dividends. MuniMae selected the NAREIT index because the NAREIT index consists of real estate investment trusts which, like MuniMae, pass-through the majority of their income to their shareholders, albeit not tax-exempt income. MuniMae selected the Peer Group companies because those companies operate within the same general industry as MuniMae.

COMPARISON OF 7 YEAR CUMULATIVE TOTAL RETURN*
Among Municipal Mortgage And Equity, LLC, The S&P 500 Index,
The FTSE NAREIT Equity Index And A Peer Group

*	$100 invested on 12/31/01 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Comparative Total Return Analysis

			FTSE
	MMA	S&P 500	NAREIT Equity	Peer Group

2001	100.00	100.00	100.00	100.00
2002	109.10	77.90	103.82	115.80
2003	113.90	100.24	142.37	162.13
2004	134.89	111.15	187.33	189.80
2005	138.06	116.61	210.12	138.91
2006	185.17	135.03	283.78	174.46
2007	92.89	142.45	239.25	101.80
2008	1.77	89.75	148.99	57.40

Unregistered Sales of Equity Securities

During the years ended December 31, 2006 and 2005, we issued equity securities in two transactions that were not registered under the Securities Act of 1933, as amended. In July 2005, we entered into a stock purchase agreement to acquire all outstanding capital stock of Glaser Financial Group, Inc. for an initial cash purchase price of $50.0 million plus deferred payments of approximately $12.0 million over the three year period subsequent to the closing along with contingent consideration to be paid if certain specified levels of operating performance were achieved. Deferred payments were made to the sellers in 2006 and 2007 in the form of common shares. In May 2006, we acquired Renewable Ventures LLC, a third-party financer and operator of renewable energy generation facilities for approximately $3.0 million, including approximately $0.6 million of common shares. We issued shares in these transactions without registration in reliance on the exemption in Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table contains selected financial data that are derived from our audited consolidated financial statements included in this Report and should be read in conjunction with those financial statements. The 2004 and 2005 consolidated financial statements included in this Report on Form 10-K have been restated from the consolidated financial statements for those years included in our Report on Form 10-K for the year ended December 31, 2005. Further, the 2004 consolidated financial statements have been restated from the 2004 consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2004. See “Notes to Consolidated Financial Statements-Note 2, Restatement of Previously Reported Results” included in this Report for additional detail on the accounting corrections.

The selected financial data included in this Report relate only to the years ended December 31, 2006, 2005 and 2004. Preparing restated standalone financial data regarding the years ended December 31, 2002 and 2003 would have been very costly and would have significantly delayed the filing of this Report. Because it has been more than five years since December 31, 2003, we believe that restated financial data related to the years ended December 31, 2003 and 2002 would only be marginally beneficial and would not have justified either the cost or the delay that would have been required to prepare it. Accordingly, we did not deem it practical to include selected financial data for those years; however, as part of the restatement, we have reflected the cumulative effect of the restatement in our beginning balance of shareholders’ equity at December 31, 2003.

		As Restated	As Restated
	2006	2005 (3)	2004
(in thousands, except per share data)

CONSOLIDATED INCOME STATEMENT DATA:
Interest, fee and other income	$261,653	$202,181	$172,118
Revenue from consolidated funds and ventures (1)	88,914	82,577	59,644

Total revenue	350,567	284,758	231,762

Interest expense and other expenses	(274,488)	(238,089)	(177,048)
Expenses from consolidated funds and ventures (1)	(150,764)	(137,552)	(125,662)

Total expenses	(425,252)	(375,641)	(302,710)

Net gains on asset sales and derivatives	33,050	23,270	933
Net gains on sale of real estate from consolidated funds and ventures	52,479	19,655	5,805
Equity in earnings of unconsolidated ventures	5,216	26,346	403
Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures (1)	(319,511)	(281,162)	(238,674)

Loss before income taxes, (income) loss allocable to non-controlling interests and discontinued operations	(303,451)	(302,774)	(302,481)
Income tax expense	3,323	2,929	2,923
(Income) loss allocable to non-controlling interests:
Distributions declared to perpetual preferred shareholders’ of subsidiary	(9,208)	(4,962)	(755)
Net losses allocable to non-controlling interests from consolidated funds and ventures (2)	360,011	327,761	294,840

Income (loss) before discontinued operations	44,029	17,096	(11,319)
Discontinued operations	9,618	7,575	8,043

Net income (loss)	$53,647	$24,671	$(3,276)

EARNINGS PER SHARE:
Common shares (basic earnings (loss) from continuing operations)	$1.14	$0.45	$(0.32)
Basic earnings (loss) per common share	1.39	0.65	(0.09)
Common shares (diluted earnings (loss) from continuing operations)	1.12	0.45	(0.32)
Diluted earnings (loss) per common share	1.37	0.65	(0.09)

DISTRIBUTIONS PER SHARE:
Common shares	$2.00	$1.92	$1.84

		As Restated	As Restated	As Restated
	2006	2005 (3)	2004	2003 (4)
(in thousands, except per share data)

CONSOLIDATED BALANCE SHEET DATA:
Bonds (5)	$1,770,113	$1,392,934	$1,276,055	$1,055,840
Other assets (6)	1,828,944	1,575,582	1,097,409	995,010
Assets of consolidated funds and ventures (7)	4,884,757	4,600,400	3,817,889	3,203,827

Total assets	8,483,814	7,568,916	6,191,353	5,254,677

Debt (excluding mandatorily redeemable preferred shares) (8)	2,219,130	1,651,485	1,348,325	1,207,346
Mandatorily redeemable preferred shares	162,168	162,150	162,133	162,117
Other liabilities	581,018	453,184	228,424	194,096
Liabilities of consolidated funds and ventures (7)	2,045,148	1,875,629	1,600,766	1,165,906

Total liabilities	5,007,464	4,142,448	3,339,648	2,729,465

Non-controlling interests in consolidated funds and ventures (7)	2,639,749	2,593,197	2,166,475	1,893,389
Perpetual preferred shares	168,686	168,686	71,031	—
Total shareholders’ equity	667,915	664,585	614,199	631,823

(1)	These amounts represent revenues and expenses of our consolidated funds and ventures.

(2)	These amounts primarily represent the losses related to the LIHTC Funds that are consolidated under FIN 46(R). Virtually all of the losses are allocated to the limited partners in the LIHTC Funds. This allocation is included in the Net losses allocable to non-controlling interest in consolidated funds and ventures. See “Notes to Consolidated Financial Statements-Note 20, Consolidated Funds and Ventures” included in this Report.

(3)	2005 includes approximately ten months of income and expense from MONY, a subsidiary of AXA, which was acquired February 18, 2005, and six months of income and expense from Glaser, which was acquired July 1, 2005.

(4)	The 2003 column includes HCI, which was acquired July 1, 2003.

(5)	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — “Results of Operations” for additional information on the increase of the bond portfolio.

(6)	In 2005, we acquired additional MSRs and loans held for sale through the Glaser acquisition. Our investments in unconsolidated Lower Tier Property Partnerships, which are part of the Tax Credit Equity business, also expanded. Both of these activities contributed to the increase of the other assets balance between 2004 and 2005.

(7)	The assets, liabilities and non-controlling interests in consolidated funds and ventures increased over the 2003 to 2006 time period given the growth in our LIHTC Funds and the increases related to our GP Take Backs.

(8)	We relied on our funding sources to finance investments in our business as it continued to expand and grow. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — “Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements-Note 11, Debt” included in this Report for more information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations describes us as we existed on December 31, 2006 and the factors that affected our operating results during 2006, 2005 and 2004. It does not take account of things that have happened since December 31, 2006, which have materially changed us and our businesses. See Item 1. Business.

General Overview

Our business activities consist primarily of making, providing and arranging investments and financing secured by, or otherwise related to, multifamily or commercial real estate, the majority of which generates tax-exempt income, tax credits or other tax benefits for investors. We have also been engaged in the financing of renewable energy projects, which also generates tax credits and other tax benefits for investors. In addition, we have provided investment management services to a limited number of institutional investors.

MuniMae was organized in 1996 as a Delaware limited liability company and became a public company in 1996. We are classified as a partnership for federal income tax purposes. We have the same limited liability, governance and management structures as a corporation, but we are treated as a pass-through entity for federal income tax purposes. Thus, our shareholders include their distributive shares of our income, deductions and credits on their tax returns. Among other things, this allows us to pass-through tax-exempt interest income to our shareholders.

Many of our subsidiaries also are pass-through entities, and our taxable income, deductions and credits that are reflected on our shareholders’ tax returns include the income, deductions and credits of those subsidiaries. However, other of our subsidiaries are corporations that pay taxes on their own taxable income. Our income, deductions and credits that are reflected on our shareholders’ tax returns do not include the income of those subsidiaries, but include any taxable dividends or other taxable payments we receive from them. Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099.

We generate income primarily through returns on financing we provide, and through fees and distributions from funds and other investment entities we manage.

We operate through three primary divisions as described below:

•	The Affordable Housing Division conducts activities related to affordable housing and is further subdivided into three reportable segments, including:

•	Tax Credit Equity which creates investment funds and finds investors for such funds that receive tax credits for investing in affordable housing partnerships;

•	Affordable Bonds which originates and invests primarily in tax-exempt bonds secured by affordable housing; and

•	Affordable Debt which originates and invests in loans secured by affordable housing.

•	The Real Estate Division conducts real estate finance activities and is further subdivided into two reportable segments:

•	Agency Lending which originates both market rate and affordable housing multifamily loans with the intention of selling them to government sponsored entities (i.e., Fannie Mae and Freddie Mac) or through programs created by them, or sells the permanent loans to third party investors, for which the loans are guaranteed by Ginnie Mae and insured by HUD; and

•	Merchant Banking which provides loan and bond originations, loan servicing, asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects. In some cases, we originate loans and bonds for our own investment purposes.

•	The Renewable Ventures Division finances, owns and operates renewable energy and energy efficiency projects. This division, in its entirety, is considered a reportable segment.

There is a significant difference between the assets and liabilities reflected on our consolidated balance sheet prepared under GAAP and those assets that are legally owned by us or liabilities we are directly obligated on. Our December 31, 2006 consolidated balance sheet reflected consolidated total assets of $8.5 billion and consolidated shareholders’ equity of $667.9 million. However, our December 31, 2006 consolidated balance sheet included $4.9 billion of assets and $2.0 billion of liabilities of over 200 funds and partnerships in which we (MuniMae and its majority owned subsidiaries) had little or no ownership interest, but the assets and liabilities of which are required to be consolidated primarily due to FIN 46(R). Although it would not be in accordance with GAAP to exclude the impact of these consolidated funds and ventures from our consolidated financial statements, we believe that explaining the effect of including these entities helps the public to understand which assets MuniMae has a direct or indirect economic interest in, and the liabilities that MuniMae or entities it owns could be required to pay. Without the assets and liabilities of these consolidated funds and ventures (but including assets that were eliminated as part of the consolidation) MuniMae had at December 31, 2006, total assets of $3.9 billion and $3.2 billion in total liabilities, including perpetual preferred stock of a subsidiary.

The consolidation of these entities also affects our reported revenues because certain fees and other payments received from the consolidated entities are not reflected as revenues but are reflected as income allocated to us in the consolidated statement of operations. We must also record losses related to these entities even though MuniMae itself has no expectation to fund those losses, other than possible losses related to the investments we actually have in those entities. We have recorded cumulative pre-tax losses related to these entities totaling approximately $90.0 million through December 31, 2006. The majority of these losses would be reversed upon a qualifying sale of our interest or other event that would allow us to deconsolidate these entities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is based on the selection and application of GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements. These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain. We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances available to us at the time. Actual results could materially differ from these estimates. We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies involve a higher degree of judgment and complexity and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Consolidated Funds and Ventures

We are associated with numerous investments in partnerships and other entities that primarily hold or develop real estate, although some of these investments are related to the development of renewable energy projects. In most cases our direct or indirect legal interest is minimal in these entities; however, we apply Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), FIN 46(R) or Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights” (“EITF 04-5”) in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

•	the determination as to whether an entity is a variable interest entity (“VIE”).

•	if the entity is considered a VIE, then the determination of whether we are the primary beneficiary of the VIE is needed and requires us to make judgments regarding: (1) the measurement of expected losses and returns related to the VIE and which party absorbs the most variability from those expectations, as well as (2) the existence of related party relationships between us and other investors in the entity, the relationship of the VIE to the various investors in the entity, and the design of the VIE.

•	if the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and non-controlling interests at fair value. Substantially all of our consolidated entities are investment entities that own real estate or real estate related investments and as such there are judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, the determination of investor discount rates and capitalization rates is needed.

We or funds we manage have investments in over 2,000 entities, the majority of which are considered to be VIEs and therefore are subject to the application of FIN 46(R). Based on the application of FIN 46(R) or similar accounting pronouncements, we have consolidated over 200 of these entities, which resulted in assets of $4.9 billion being added to our balance sheet at December 31, 2006. In addition, we recorded cumulative pre-tax losses related to these entities totaling approximately $90.0 million through December 31, 2006. The majority of these losses would be reversed upon a qualifying sale of our interest or other event that would allow us to deconsolidate these entities.

Valuation of Bonds and Retained Interests in Securitized Bonds

Bonds available-for-sale include mortgage revenue bonds, other municipal bonds and retained interests in securitized bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards (“FASB”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. We estimate the fair value of our bonds using quoted prices, where available; however, most of our bonds do not have observable market quotes. For these bonds, we estimate the fair value of the bonds by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates. For non-performing bonds, given that we have the right to foreclose on the underlying real estate property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $100.9 million of net unrealized gains reflected in our bond portfolio reported at a fair value of $1.8 billion at December 31, 2006. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

In addition, we have to make a determination as to whether there is an other-than-temporary impairment in bonds in our bond portfolio. As such, we follow the guidance in FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/124-1”). Retained interests in securitized bonds are periodically reviewed for potential impairment in accordance with Emerging Issues Task Force Issue No. 99-20, ”Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).

We evaluate our bond portfolio for other-than-temporary impairment throughout the year. Each bond with an estimated fair value less than amortized cost is reviewed on a quarterly basis by management. At a minimum, management considers the following factors that, either individually or in combination, could indicate that the decline is other-than-temporary:

•	the length of time and the extent to which the fair value has been less than amortized cost;

•	the financial condition of the underlying collateral (including our intent and ability to foreclose on the property) and whether we expect to recover all amounts due on a net present value basis; and

•	the intent and ability to retain our investment in the bond for a period of time sufficient to allow for any anticipated recovery in fair value.

Among the other factors that are considered in determining intent and ability is a review of our capital adequacy, interest rate risk profile and liquidity position. Declines in the fair value of the bonds below their amortized cost that are deemed to be other-than-temporary are recognized in earnings as “Impairment on bonds.” The fair value of an other-than-temporarily impaired bond becomes the new cost basis of the bond and it is not adjusted for subsequent recoveries in fair value. We have recorded cumulative impairment of $43.0 million on bonds that we owned at December 31, 2006.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses attributable to loans held for investment. The allowance for loan losses is composed of two different components, including a loan-specific allowance based on the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”) and an unallocated allowance attributable to the remaining portfolio based on the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).

We perform systematic reviews of our loan portfolio throughout the year to identify credit risk and to assess overall collectability. The Company’s credit risk rating process (see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — “Credit and Liquidity Risk”) is inherently subjective and is based on judgments related to the borrower’s past performance, the current status of the loan, the performance of the underlying collateral and the current condition of the loan as compared to our original underwriting. The credit risk rating process is integral to our determination of which loans are considered impaired and it also has a significant impact on the determination of our unallocated loan loss as we apply our loss experience based on our credit ratings.

For impaired loans, we determine if a specific loan loss is required. Specific impairment losses are measured based upon:

•	the borrower’s overall financial condition and historical payment record;

•	the prospects for support from any financially responsible guarantors; and

•	the net realizable value of any collateral, if appropriate.

This measurement process is judgmental and in most cases the impairment measure is based on the fair value of the underlying collateral, which is primarily real estate related assets. Real estate valuations require significant estimates and assumptions such as rental or lease revenue, operating expenses, vacancy considerations and investor discount and capitalization rates. In addition, many of our properties are low income housing apartment projects that have tax credits associated with them that we value for purposes of determining impairment. The values of these tax credits is based on the performance and compliance of the property with guidelines established to qualify for the tax credits. Future non-compliance can impact the tax credit value through loss of credits or tax credit recapture.

Valuation of Mortgage Servicing Rights

We account for purchased MSRs initially at fair value. MSRs that are retained from the sale of loans are initially recorded through an allocation of the cost of the loan between the loan sold and the retained MSR, based on their relative fair value.

As observable market prices for commercial multifamily MSRs are not available, we estimate the fair value of mortgage servicing rights by utilizing an internally developed discounted cash flow model to calculate the present value of expected future cash flows associated with servicing the loans when mortgage servicing rights are initially recorded and at each balance sheet date. This calculation uses a number of inputs and assumptions that are based on historical experience as well as external market information such as industry surveys and published market data. The assumptions used in the valuation model include borrower prepayment speeds, discount rates that are commensurate with the risk profile of the serviced assets, servicing costs, allowable fees, ancillary income, foreclosure rate, float earnings rate, escrow earning rate, and tax and insurance inflation rate.

Models used to value mortgage servicing rights are highly sensitive to changes in certain assumptions such as prepayment speeds and discount rates. Loan level prepayment curves are created for each loan to project expected prepayment behavior. Loan prepayment speeds are determined by both voluntary and involuntary factors, adjusted for market conditions. Voluntary prepayments are influenced by the call protection period, lockout period, yield maintenance, prepayment penalties and the interest rate environment. Involuntary prepayment (defaults) rates are estimated based on loan type and loan age. The discount rate represents the required rate of return that investors would expect for an asset with similar risk. The discount rates are calculated incrementally, and include a risk free rate, a base market pricing spread and additional risk premiums depending on mortgage servicing characteristics.

Impairment on Equity Method Investments and Impairment on Real Estate in Lower Tier Property Partnerships

Equity Method Investments

Our consolidated LIHTC Funds hold investments in unconsolidated Lower Tier Property Partnerships. In addition, we directly hold investments in unconsolidated Lower Tier Property Partnerships prior to placing these partnerships into LIHTC Funds. We also hold investments in other unconsolidated real estate. These investments are accounted for under the equity method and we assess our equity method investments for other-than-temporary impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and Emerging Issues Task Force Issue No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects” (“EITF 94-1”). Depending on whether these investments are in affordable housing projects, the pertinent accounting literature will differ.

Equity method investments in affordable housing projects

In accordance with EITF 94-1, we use an undiscounted cash flow approach to identify other-than-temporary impairment related to our equity method investments in affordable housing projects. The undiscounted cash flow projections provide an estimate of:

•	tax benefits associated with future federal and state tax credits;

•	tax benefits associated with future net operating losses (primarily depreciation taken on the real estate asset);

•	cash flows used by and generated from the multifamily housing projects; as well as

•	any net cash generated from a sale or disposal of the property at the end of the investment period.

If the cash flow projection provides an estimate that is less than the carrying value of the equity investment, then the investment is written down through a current period reduction to net income, a majority of which is allocated to non-controlling interest holders.

Equity method investments that are not affordable housing projects

In accordance with APB 18, we use an undiscounted cash flow approach to identify other-than-temporary impairment. The undiscounted cash flow projection provides an estimate of the cash flows associated with the long-lived asset held by the unconsolidated real estate entity. If our equity share of the total undiscounted cash flows is less than the carrying value of the equity investment, then our investment is written down through a current period reduction to net income. However, the impairment charge is based on our equity share of the fair value of the unconsolidated entity based on discounted cash flows.

Real Estate in Lower Tier Property Partnerships

In some cases we hold real estate because we have consolidated certain Lower Tier Property Partnerships in light of the fact that we have taken back the general partner interest in such partnerships. In other cases (but more infrequent), we hold real estate through a foreclosure or deed-in-lieu of foreclosure. Generally, the real estate is low income housing assets financed with tax credit equity or tax-exempt bonds. We assess the appropriateness of the carrying value of the real estate based on the identification of triggering events as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company uses an undiscounted cash flow approach to assess recoverability of the asset and where undiscounted cash flows are less than the carrying value of property, we measure impairment based on the fair value of the property.

In addition, with regard to the Lower Tier Property Partnerships in which we hold an equity investment, as discussed above, we also apply SFAS 144 in order to assess impairment of the real estate asset held by these entities. Given that we are recording a share of income or loss through our equity investment in these entities, we assess whether the impairment taken by the Lower Tier Property Partnership is adequate and adjust our equity in losses from these entities as needed.

The application of our accounting policies related to impairment on equity method investments and impairment on real estate in Lower Tier Property Partnerships requires judgments and estimates that are primarily related to forecasting cash flows associated with the real estate asset(s) held by these entities. In addition, fair valuing these assets is dependent on key assumptions related to discount rates and capitalization rates.

Income taxes

Municipal Mortgage & Equity, LLC is the parent entity that owns interests in various entities, some of which are corporations subject to federal and state income taxes (“C corporations”) and others of which are pass-through entities for tax purposes (meaning the owners of the partnership or other equity interests are allocated the taxable income). Municipal Mortgage & Equity, LLC is itself a pass-through entity, and therefore, all the income (and loss) of our pass-through entity subsidiaries is allocated to our common shareholders. We do not have a liability for federal and state income taxes related to our income. However, we do have several business segments that operate their business through taxable C corporations; and as such a portion of our income is subject to federal and state income taxes.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Significant judgment is required in determining and evaluating income tax positions, including assessing the relative merits and risks of various tax treatments considering statutory, judicial and regulatory guidance available regarding the tax position. We establish additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be sustained upon review by taxing authorities.

Judgment is also required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of our deferred tax assets. In assessing the realizability of our deferred tax assets we consider information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.

Restatement Changes

In September 2006, we determined that we had to restate our financial statements for 2005 and 2004. The restatement results changed our previous accounting results across many areas of our activities. However, it has not resulted in any significant adjustments to our corporate cash accounts.

The following table provides the cumulative impact of the restatement on shareholders’ equity at December 31, 2005. Management has classified the accounting changes, which have all been determined to be corrections of errors, into broad categories as out lined below. The manner in which the restatement impact is attributed to the ten categories is subjective and certain changes may relate to more than one category. While such classifications are not required under GAAP, management believes these classifications may assist users in understanding the nature and impact of the changes made as part of the restatement. See “Notes to Consolidated Financial Statements-Note 2, Restatement of Previously Reported Results” included in this Report for a more detailed discussion of the accounting corrections.

(in thousands)

Shareholders’ Equity as previously reported at December 31, 2005	$768,319
Cumulative impact of restatement adjustments:
Accounting related to consolidated funds and ventures	(100,826)
Tax credit equity accounting	(41,272)
Bond accounting	61,194
Other restatement adjustments	(17,524)

Total pre-tax adjustments	(98,428)
Tax valuation allowance	(41,338)
Tax effects of restatement adjustments	36,032

Cumulative impact of restatement adjustments	(103,734)

Restated Shareholders’ Equity at December 31, 2005	$664,585

Consolidation of Funds and Ventures

As part of the restatement process, we re-evaluated our direct or indirect relationship with over 2,000 potential variable interest entities in which we have little or no ownership interest, but for which we may be deemed to be the primary beneficiary or to have control. Our re-evaluation of the application of FIN 46(R), EITF 04-5 and ARB 51 resulted in the consolidation of funds and ventures that were previously not consolidated or were consolidated incorrectly. As a result, upon restatement, we have consolidated all assets, liabilities and non-controlling interests, as well as income and expenses of over 200 additional entities.

The following summarizes the re-evaluation considerations related to our different funds and ventures.

LIHTC Funds

There are two primary changes related to the consolidation of the LIHTC Funds:

•	Non-guaranteed LIHTC Funds — Our prior FIN 46(R) analysis did not fully take into consideration the de facto agency relationship that existed between the general partner (i.e., the Company) and the limited partners of the LIHTC Funds. The de facto agency relationship requires us to evaluate which party is most closely associated with the LIHTC Funds. In all instances, we concluded that we were the party most closely associated with these LIHTC Funds and therefore we were the primary beneficiary and should have consolidated these funds.

•	Guaranteed LIHTC Funds — The guaranteed LIHTC Funds were previously accounted for under the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), resulting in the leasing method of accounting for these funds. We concluded we should have consolidated these funds in accordance with the provisions of FIN 46(R), rather than applying the leasing method under SFAS 66.

Historically, we ceased recognizing losses when our general partner capital accounts in LIHTC Funds reached zero. Because we are the general partner, we should have continued to record our general partner portion of a LIHTC Fund’s losses, even if our capital account was reduced below zero. In addition, as the general partner, we should have recorded losses attributable to the limited partners when the limited partners’ capital accounts in the LIHTC Funds reached zero. As part of the restatement, we recorded the losses of LIHTC Funds in excess of our general partner capital accounts and the losses of LIHTC Funds related to the limited partners’ capital accounts after their capital accounts reached zero. In addition, we have extended loan and bond financing to certain unconsolidated Lower Tier Property Partnerships. In consolidation, these are considered additional interests that should absorb losses of the unconsolidated Lower Tier Property Partnerships. These losses are generally non-cash losses caused by depreciation and thus we generally do not expect to advance cash related to these losses. The cumulative impact on shareholders’ equity related to these items was a decrease of $23.5 million (before income taxes) at December 31, 2005.

Consolidated Lower Tier Property Partnerships

The Consolidated Lower Tier Property Partnerships primarily represent the consolidation of partnerships as to which we took over the general partner interest because of issues with the property or developers (GP Take Backs). Generally, at the time of a GP Take Back transaction the developer general partner has little or no equity in the project, and in many cases there is no third party limited partner equity to absorb losses. As a result, as the new general partner, we must record for financial reporting purposes all of the losses (which are primarily due to non-cash depreciation) in those cases where the limited partners’ capital accounts have reached zero. Sale of our general partner interest or of the property that results in the deconsolidation of the Lower Tier Property Partnerships will result in us reversing the previously recorded losses into income. The cumulative impact on shareholders’ equity related to these items was a decrease of $77.3 million (before income taxes) at December 31, 2005.

Tax Credit Equity Accounting

We restated several items related to the accounting for our Tax Credit Equity segment. Previously, we deferred certain organizational costs, did not properly capitalize acquisition costs in Lower Tier Property Partnerships and did not consider the portion of the investment funded by us in the measurement of capitalized interest.

We also historically applied the lease accounting approach under SFAS 66 to guaranteed funds, which resulted in us recording the total limited partners’ invested capital in the fund as a guarantee liability. This guarantee liability was being relieved and recognized as income over the life of the fund on a straight-line basis. In addition, we recorded all of the net losses associated with these funds (as there was no non-controlling interest to which to allocate these losses). As part of the restatement, we are no longer applying lease accounting to these entities. We are consolidating the guaranteed LIHTC Funds consistent with the consolidation accounting for the non-guaranteed funds. The guarantee obligation is eliminated in consolidation and is measured as a possible cost that is considered for purposes of syndication fee revenue recognition.

We corrected the calculation for determining the portion of syndication income to recognize when the LIHTC Funds invested in Lower Tier Property Partnerships. In addition, we changed the way we measure and reduce income by our future expected costs and losses associated with the syndication of new funds. Lastly, our recognition of asset management fees had been based on whether the amounts were determinable and collection was reasonably assured within one year, but did not consider the Funds’ ability to pay in subsequent periods.

The cumulative impact to shareholders’ equity resulting from Tax Credit Equity restatement adjustments was a decrease of $41.3 million (before income taxes) at December 31, 2005. In addition, historically we did not record a liability for unfunded equity commitments while interests in Lower Tier Property Partnerships were warehoused, nor did we record a liability for unfunded equity commitments once these investments were syndicated and placed into LIHTC Funds. As part of the restatement we recorded a $903.8 million increase in our “Investments in unconsolidated Lower Tier Property Partnerships” and a $232.4 million increase in our “Investments in unconsolidated ventures” with a corresponding increase of $903.8 million in “Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships” and a $232.4 million increase in “Unfunded equity commitments to investments in unconsolidated ventures” at December 31, 2005, in the consolidated balance sheets.

Bond Accounting

As part of the restatement, our bond portfolio was valued higher by $61.0 million at December 31, 2005. We had been reporting bond values based on informal quotes from a broker, which were not supported by independently observable market inputs or cash flow models. In the restatement, we created an internal discounted cash flow model using market-based assumptions. These amounts do not include the impact of consolidation, which eliminated a portion of these changes in the consolidation process.

Tax Valuation Allowance

As a result of the restatement, we substantially increased our deferred tax assets, primarily due to the significant deferral of income related to the Tax Credit Equity accounting changes. As part of the restatement, we re-evaluated the realizability of our deferred tax assets. After considering all available evidence, both positive and negative, we concluded that it was more likely than not that the deferred tax assets would not be realized. As a result, we concluded that a valuation allowance was required against our deferred tax assets. At December 31, 2005, the cumulative impact of providing a valuation allowance related to our deferred tax assets was $41.3 million.

Other Restatement Adjustments

The restatement also resulted in various changes to our loan accounting, equity investment accounting, derivative accounting, MSR accounting, as well as other changes, as more fully described in “Notes to Consolidated Financial Statements-Note 2, Restatement of Previously Reported Results” included in this Report.

Results of Operations

We are now consolidating all of our LIHTC Funds and certain Lower Tier Property Partnerships in situations where we have assumed the general partner role through a transfer of the general partner interest or where we have acquired the property through foreclosure. One effect of consolidating these entities is the elimination of the revenues we receive when these entities pay us fees and the recording of net losses in those cases where the limited partnership capital account has reached zero (although this revenue is allocated to us through “Net losses allocable to non-controlling interests from consolidated funds and ventures”). See “Notes to Consolidated Financial Statements-Note 20, Consolidated Funds and Ventures.” Consolidating these entities makes the year over year comparisons difficult and the net impact is not necessarily reflective of the economics to us based on our true legal ownership or contractual interest in these entities. Although it is not in accordance with GAAP to exclude the impact of these consolidated funds and ventures from our financial statements, information that excludes these funds and ventures helps our management, and we believe will help investors, to understand the revenue and expenses (and gains and losses) that more directly depicts MuniMae’s activities and economics without the activities and economics associated with the non-controlling interest holders of these consolidated funds and ventures.

Therefore, the following results of operations discussion is provided in two sections: Section I — Summary of Consolidated Results which provides a results of operations discussion that is reflective of our GAAP consolidated income statement, and Section II — Summary of GAAP-adjusted Results which provides a results of operations discussion that excludes certain revenues/gains and expenses/losses related to our legal interests in these entities and presents differently certain income and expense components related to our contractual interests in these entities. Management also provides segment results on a segment adjusted earnings basis, which can be found in “Notes to Consolidated Financial Statements-Note 18, Segment Information.” This metric includes all adjustments made to arrive at our GAAP-adjusted results and also incorporates further adjustments to remove the impact of additional significant non-cash items (See “Notes to Consolidated Financial Statements-Note 18, Segment Information” for more details).

Section I. Summary of Consolidated Results

The table below summarizes our consolidated financial performance for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005 (1)	2004 (1)
(in thousands)

Revenue:
Total interest income	$188,653	$146,982	$123,280
Total fee and other income	73,000	55,199	48,838
Total revenue from consolidated funds and ventures (2)	88,914	82,577	59,644

Total revenue	350,567	284,758	231,762
Expenses:
Interest expense	120,592	89,672	67,931
Operating expenses	139,233	130,280	103,452
Impairment and provision for credit losses	14,663	18,137	5,665
Total expenses from consolidated funds and ventures (2)	150,764	137,552	125,662

Total expenses	425,252	375,641	302,710
Net gains on asset sales and derivatives	33,050	23,270	933
Net gains on sale of real estate from consolidated funds and ventures	52,479	19,655	5,805
Equity in earnings from unconsolidated ventures	5,216	26,346	403
Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures (2)	(319,511)	(281,162)	(238,674)

Loss before income taxes, (income) loss allocable to non-controlling interests and discontinued operations	(303,451)	(302,774)	(302,481)

Income tax expense	3,323	2,929	2,923
(Income) loss allocable to non-controlling interests:
Distributions declared to perpetual preferred shareholders’ of subsidiary	(9,208)	(4,962)	(755)
Net losses allocable to non-controlling interests from consolidated funds and ventures (2)	360,011	327,761	294,840

Income (loss) before discontinued operations	44,029	17,096	(11,319)

Discontinued operations	9,618	7,575	8,043

Net income (loss)	$53,647	$24,671	$(3,276)

(1)	See “Notes to Consolidated Financial Statements-Note 2, Restatement of Previously Issued Financial Statements.”

(2)	These items relate to balances associated with MuniMae’s consolidated funds and ventures where MuniMae generally has a nominal ownership interest, but has consolidated these entities (primarily due to FIN 46(R)).

Interest Income

The following table summarizes our interest income for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Interest on bonds	$100,059	$88,470	$79,301
Interest on loans	82,958	54,356	41,990
Interest on short-term investments	5,636	4,156	1,989

Total interest income	$188,653	$146,982	$123,280

Interest income is our primary source of revenue and is affected by changes in the interest rate environment as well as the size of the underlying bond and loan portfolios.

Year Ended 2006 Compared to Year Ended 2005

Total Interest income increased 28.4% or $41.7 million for the year ended December 31, 2006 as compared to 2005 and is due to the following:

Interest on bonds increased 13.1% or $11.6 million for the year ended December 31, 2006 as compared to 2005 primarily due to the growth of the bond portfolio, partially offset by declines due to lower interest rates. The weighted average bond portfolio increased by $201.8 million in 2006 to approximately $1.5 billion compared to $1.3 billion at year end 2005. This increase was primarily driven by new investments in our mortgage revenue bonds and other municipal bonds as we strategically continued to expand our bond portfolio given the positive pricing spreads we were achieving through our securitizations, partially offset by sale and redemption activity. Consistent with the interest rate environment, new bonds were issued during 2006 at lower interest rates, which resulted in a 16 basis point (“bp”) reduction to the average interest rate earned on the bond portfolio during 2006.

Interest income on loans increased 52.6% or $28.6 million for the year ended December 31, 2006 as compared to 2005. The primary driver of the increase was the expansion of the weighted average loan portfolio from $725.8 million for 2005 to $986.4 million for 2006. This expansion of the loan portfolio was driven primarily by increased investments in bridge loans as a result of the acquisition of MONY in February 2005. Our bridge loan balance was $136.9 million at year end December 31, 2005 and increased to $458.6 million at year end December 31, 2006. This increase was partially offset by transfers of loans from our balance sheet to MRC Mortgage Investment Trust (a non-consolidated investment company we manage).

Interest on short-term investments increased $1.5 million for the year ended December 31, 2006 as compared to 2005. This increase is due mainly to the acquisition of Glaser in July 2005. The Glaser acquisition significantly expanded the Fannie Mae and Freddie Mac servicing portfolio in 2006, which required us to maintain short-term investments as a collateral requirement related to our Fannie Mae servicing status.

Year Ended 2005 Compared to Year Ended 2004

Interest income increased 19.2% or $23.7 million for the year ended December 31, 2005 as compared to 2004 and is due to the following:

Interest on bonds increased 11.6% for the year ended December 31, 2006 as compared to 2005 primarily due to the growth of the bond portfolio, partially offset by declines in the average interest rate on the bond portfolio. The weighted average bond portfolio increased approximately $165.4 million to $1.3 billion in 2005 from $1.1 billion in 2004 mainly due to increased investments in our mortgage revenue bonds and other municipal bonds, partially offset by sale and redemption activity. Due to the competitive nature of the marketplace and consistent with the interest rate environment, new bonds were issued during 2005 at lower interest rates, which resulted in a 21 bp reduction in the average interest rate earned on the bond portfolio.

Interest income on loans increased 29.4% or $12.4 million for the year ended December 31, 2005 as compared to 2004 primarily due to an increase in the average interest rate earned on the loan portfolio and an increase in the loan portfolio. The average interest rate earned on the loan portfolio increased by 66 basis points (“bps”) during 2005 primarily a result of higher interest rates charged on existing construction loans (the prime rate, which is the base rate for these loans, continued to increase in 2005). The average loan portfolio grew by $115.4 million, or 18.9% during 2005 due to new investments in construction loans, primarily as the result of our acquisition of Glaser in July 2005.

Interest on short-term investments increased $2.2 million for the year ended December 31, 2005 as compared to 2004. This increase is mainly due to the Fannie Mae collateral requirement as a result of the Glaser acquisition in July 2005.

Fee and Other Income

The following table summarizes our fee and other income for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Syndication fees	$45,318	$32,131	$32,715
Asset management and advisory fees	4,878	6,520	3,083
Debt placement fees	2,106	5,355	2,926
Guarantee fees	577	1,150	3,133
Servicing fees	7,403	4,296	3,518
Other	12,718	5,747	3,463

Total fee and other income	$73,000	$55,199	$48,838

Year Ended 2006 Compared to Year Ended 2005

Total fee and other income increased 32.2% or $17.8 million for the year ended December 31, 2006 as compared to 2005 due mainly to an increase in syndication fees and promote income, partially offset by declines in other income components as outlined below.

Syndication fees increased $13.2 million or 41.0% for the year ended December 31, 2006 as compared to 2005 mainly due to an increase in capital contributed from the LIHTC Funds to the Lower Tier Property Partnerships, partially offset by a decline in the average syndication fee rate. We generally receive our syndication fee revenue at or near the time a LIHTC Fund is syndicated; however, syndication fees are recognized ratably in our consolidated statements of operations as capital contributions are made by the LIHTC Funds to the Lower Tier Property Partnerships. Capital contributed to the Lower Tier Property Partnerships increased $325.0 million in 2006 as compared to 2005. The average net syndication fee rate (net syndication fees generated for fund syndication as a percentage of fund capital) for funds syndicated in 2006 decreased by 101 bps.

Asset management and advisory fees are earned based on specific percentages of invested or committed capital in funds for which we provide asset management, advisory and portfolio management services. Asset management and advisory fees decreased $1.6 million for the year ended December 31, 2006 as compared to 2005 primarily due to the sale of our general partner interest in the Transwestern Mezzanine Realty Partners II, LLC fund (“Mezz II”) in March 2006. Beginning in April 2006, the new general partner was entitled to the asset management fees and therefore we only received three months of asset management fees in 2006 as compared to approximately eleven months of fees on the $300 million of committed capital in 2005. Additionally, advisory fees related to our Transwestern Mezzanine Realty Partners, LP fund (“Mezz I”) decreased due to a return of capital to its investors as a result of loan sales and loan maturities.

We earn debt placement fees for providing services in relation to assets originated and placed with our advisory clients. Debt placement fees decreased by $3.2 million for the year ended December 31, 2006 as compared to 2005. This decrease was due to several items including: (1) the sale of our general partner interest in the Mezz II fund in March 2006, removing the opportunity for us to source additional assets for this fund throughout 2006; (2) the decline in loan originations in the B-Note Value Fund L.P. (“B-Note Value Fund”) in 2006; and (3) in 2005, we served as a conduit and broker for four deals in which we earned debt placement fees in 2005, but this activity was not repeated in 2006.

Guarantee fees decreased $0.6 million for the year ended December 31, 2006 as compared to 2005 mainly due to the expiration of certain guarantees that we assumed through the 2003 acquisition of the HCI business of Lend Lease Real Estate Investments, Inc.

Servicing fees are earned for performing mortgage servicing activities, including collection of payments from individual borrowers, distribution of these payments to investors, maintenance of escrow funds and other administrative duties. The majority of these fees are associated with mortgage loans that we owned and then sold to investors, retaining the related mortgage servicing rights. We also earn fees for servicing activities performed for institutional investors. Our fees are generally based on a percentage of the unpaid principal balance of the mortgage being serviced. During the years 2004, 2005, and 2006, the weighted average servicing fee on the portfolio ranged between 29 bps and 38 bps. Our servicing fee income is offset by the amortization of the mortgage servicing rights that are established when we sell loans with servicing retained and the amortization of purchased mortgage servicing rights (purchased primarily from business combinations). Servicing fee income increased $3.1 million for the year ended December 31, 2006 as compared to 2005 mainly due to a $2.1 billion increase in the average serviced portfolio as a result of the full year impact of the Glaser acquisition in 2005, partially offset by declines in the average servicing fee rate of 31 bps in 2005 to 29 bps in 2006. Cash payments received for servicing activities increased $8.2 million to $19.3 million in 2006 as compared to $11.1 million in 2005. Amortization of mortgage servicing rights also increased by $5.1 million to $11.9 million for the year ended December 31, 2006 as compared to $6.8 million for 2005.

Other fees are composed of promote income, revenue from the sale/transfer of general partner interests in certain of our managed funds, collateral fees, and other miscellaneous fess such as extension fees, late fees, application fees, disposition fees, cancellation fees and administrative servicing fees. Other fees increased $7.0 million for the year ended December 31, 2006 as compared to 2005 mainly due to an increase in promote income. We receive promote income under arrangements where the investors in funds we manage achieve a targeted return and then we are entitled to share in the income above that targeted return. In 2006, we earned $5.5 million of promote income from Mezz I. The other significant driver of the increase in other fees in 2006 over 2005 was $2.0 million of income from the sale of the Mezz II general partner interest to Transwestern Investment Company, LLC in March 2006.

Year Ended 2005 Compared to Year Ended 2004

Total fee and other income increased $6.4 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due mainly to increases in asset management fees and debt placement fees, partially offset by a decline in guarantee fees as discussed below.

Syndication fee revenue remained flat between the years ended December 31, 2005 and 2004. Capital contributed by the LIHTC Funds into the Lower Tier Property Partnerships increased $101.3 million in 2005 as compared to the year ended December 31, 2004; however, syndication fees did not increase due to a 24 bp decline in the average net syndication fee rate for the funds syndicated in 2005.

Asset management and advisory fees increased $3.4 million for the year ended December 31, 2005 as compared to 2004 and Debt placement fees increased $2.4 million for the year ended December 31, 2005 as compared to 2004, both of these increases were mainly due to the MONY acquisition in February 2005.

Guarantee fees decreased $2.0 million for the year ended December 31, 2005 as compared to 2004 due primarily to the recognition of $1.8 million in fees in 2004 on a yield guarantee that expired in 2004.

Servicing fee income increased $0.8 million for the year ended December 31, 2005 as compared to 2004 mainly due to a $1.9 billion increase in the average servicing portfolio as a result of the 2005 Glaser acquisition, offset by declines in the average servicing fee rate from 38 bps in 2004 to 31 bps in 2005. Cash payments received for servicing activities increased $6.1 million to $11.1 million in 2005 as compared to $5.0 million in 2004. Servicing fees are reduced by the amortization of mortgage servicing rights which increased by $5.3 million to $6.8 million for the year ended December 31, 2005 as compared to $1.5 million for 2004.

Other fees increased $2.3 million for the year ended December 31, 2005 as compared to 2004 due mainly to increases in disposition fee income and miscellaneous fee income. We are entitled to disposition fee income when we are involved in brokering the sale of assets to a third party. We typically have minimal involvement in these transactions and only participate at the request of an investor. In 2004, we brokered no transactions of this type but were involved in two transactions in 2005 that resulted in disposition fee income of approximately $1.4 million. The increase in miscellaneous fee income was due to the expansion of our loan portfolio in 2005, which provides us the opportunity to earn loan fees related to extensions, cancellations and other loan activities. As the servicing portfolio expanded in 2005 we earned additional fees of this nature.

Revenue from Consolidated Funds and Ventures

The following table summarizes our revenue from consolidated funds and ventures for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Rental and other income from real estate	$50,246	$54,812	$48,568
Interest and other income	38,668	27,765	11,076

Total revenue from consolidate funds and ventures	$88,914	$82,577	$59,644

Revenue from consolidated funds and ventures is comprised of rental income from consolidated Lower Tier Property Partnerships as well as interest income from LIHTC Funds and the B-Note Value Fund.

Year Ended 2006 Compared to Year Ended 2005

Revenue from consolidated funds and ventures increased $6.3 million for the year ended December 31, 2006 as compared to 2005 due to increases in interest and other income, partially offset by declines in rental income as described below.

Revenue from rental and other income from real estate decreased $4.6 million for the year ended December 31, 2006 as compared to 2005 primarily due to a decline in the number of income producing real estate properties during 2006 from 2005.

Interest and other income increased $10.9 million for the year ended December 31, 2006 as compared to 2005 due almost entirely to an increase in interest income on loans held by the B-Note Value Fund. Interest income for 2006 was higher than 2005 as the general partner interest in the B-Note Value Fund was acquired in February 2005 and held for all of 2006.

Year Ended 2005 Compared to Year Ended 2004

Revenue from consolidated funds and ventures increased $22.9 million for the year ended December 31, 2005 as compared to 2004 due mainly to increases in interest and other income and also due to increases in rental income as outlined below.

Revenue from rental and other income from real estate increased $6.2 million for the year ended December 31, 2005 as compared to 2004 due primarily to the increase in the number of income producing real estate properties during 2005 from 2004.

Interest and other income increased $16.7 million for the year ended December 31, 2005 as compared to 2004 due mainly to interest income from the B-Note Value Fund acquired in early 2005. The LIHTC Funds and Lower Tier Property Partnerships also reported net increases in interest and other income of $5.1 million during 2005 primarily attributable to increases in interest income on short-term investment accounts.

Interest Expense

The following table summarizes our interest expense for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Interest expense	$120,592	$89,672	$67,931

Year Ended 2006 Compared to Year Ended 2005

Interest expense increased $30.9 million for the year ended December 31, 2006 as compared to 2005. This increase can be attributed to three main factors: (1) the weighted average debt balance associated with senior interest in securitization trusts related to our bond business increased from $661.7 million in 2005 to $927.5 million in 2006. This volume increase combined with a 43 bp increase in the average interest rate on theses trusts accounted for close to half of the of the year-over-year increase in interest expense; (2) our average notes payable and other debt balances increased $85.5 million between 2006 and 2005. This volume increase also coupled with a 120 bp increase in the average interest rate on these debt instruments accounted for $9.9 million of the year-over-year increase in interest expense; and (3) in 2006, we entered into a new repurchase facility resulting in an $80.5 million increase in the average debt balance which contributed $4.9 million of interest expense during 2006 that was not incurred in 2005. The overall increase in our debt balances can be attributed to the expansion of our business as a result of the continued favorable pricing spreads in the bond securitization markets and due to our expansion through business acquisitions.

Year Ended 2005 Compared to Year Ended 2004

Interest expense increased $21.7 million for the year ended December 31, 2005 as compared to 2004. This increase was primarily due to the issuance of $91.5 million of subordinate debentures in 2005. This contributed an additional $8.1 million of interest expense as compared to 2004 and accounted for 37.1% of the year-over-year increase. Other drivers of the increase in interest expense from 2004 to 2005 were increases in the senior interest of securitization trusts and an increase in interest rates on our lines of credit used to fund loans held for investment. The average debt balance for senior interest of securitization trusts increased $101.5 million to $661.7 million in 2005 from $560.2 million in 2004. Also, the average interest rate on these trusts increased 43 bps between 2005 and 2004. The average debt balance for our line of credit facilities remained flat, but the average interest rate on the facilities increased 153 bps in 2005 to 4.71% from 3.18% in 2004.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Salaries and benefits	$78,187	$79,970	$62,933
General and administrative	32,191	30,817	24,753
Professional fees	15,710	12,089	9,279
Depreciation and amortization	7,200	6,305	4,996
Other	5,945	1,099	1,491

Total operating expenses	$139,233	$130,280	$103,452

Year Ended 2006 Compared to Year Ended 2005

Total operating expenses increased $9.0 million for the year ended December 31, 2006 as compared to 2005 due mainly to an increase in professional fees and miscellaneous expenses as discussed below.

Salary and benefit expenses decreased $1.8 million for the year ended December 31, 2006 as compared to 2005. In 2005, we executed a business unit restructuring effort resulting in $4.8 million of severance costs in 2005. This one time cost in 2005 resulted in the decline of Salaries and benefits costs between 2005 and 2006, but was partially offset by an increase in Salaries and benefits expenses related to the remaining work force. Salary and benefits growth, absent the severance costs incurred in 2005, was approximately 3.8%.

General and administrative costs increased $1.4 million the year ended December 31, 2006 as compared to 2005. Our general and administrative expenses have two primary components: (1) specific expenses that are incurred during LIHTC Fund formation and in some cases, LIHTC Fund liquidations and (2) non-fund specific costs that are related to our normal operations. In 2006, non-fund specific costs increased $3.6 million. These non-fund specific costs increased primarily due to the Glaser and MONY acquisitions in 2005 which increased our general and administration spending, especially in rent, travel and technology. The increase in general and administrative expenses was partially offset by declines in our LIHTC Fund formation specific expenses during the year ended December 31, 2006 as compared to the year ended December 31, 2005. In 2006, fund specific costs were $11.7 million, down from $13.9 million in 2005. This decrease is attributable to a decrease in broker fees. In 2005, broker fees were paid by us; however, in 2006 broker fees were paid out of investor capital contributions based on changes in the partnership agreements.

Professional fees which include accounting fees, consulting fees and legal fees increased $3.6 million for the year ended December 31, 2006 as compared to 2005 mainly due to increases in consulting fees. Consulting fees increased $2.3 million in 2006 over 2005 due to increased expenses related to the development and application of accounting policies, and finance function process and financial reporting improvement efforts. These two initiatives added approximately $0.9 million and $1.3 million to our consulting fees in 2006, respectively.

Depreciation and amortization increased $0.9 million for the year ended December 31, 2006 as compared to 2005 due mainly to increases in standard depreciable items, such as furniture and fixtures, office equipment, computer hardware and software, as well as leasehold improvements. In 2005, we relocated one of our offices and we expanded one of our offices. These office changes resulted in increased purchases of the standard depreciable items outlined above which had a significant impact on depreciation and amortization, increasing the costs by approximately $0.6 million. Most of these purchases were made in 2005 but the full year impact of these additions was not realized until 2006.

Other expenses increased $4.8 million for the year ended December 31, 2006 as compared to 2005. The primary driver of the year-over-year increase was due to remediation interest of $6.0 million paid to the

LIHTC Funds in 2007 of which $2.5 million was recognized in 2006 (see “ Notes to Consolidated Financial Statements-Note 14 Commitments and Contingencies” for further details).

Year Ended 2005 Compared to Year Ended 2004

Total operating expenses increased $26.8 million for the year ended December 31, 2005 as compared to 2004 primarily as a result of higher salary and benefit expenses as well as higher general and administrative costs as discussed below.

Salaries and benefits expenses increased $17.0 million for the year ended December 31, 2005 as compared to the year ended December 31, 2006. We executed a business unit restructuring effort resulting in the addition of approximately $4.8 million in severance costs in 2005. The remainder of the increase was predominantly due to the increase in employees (and related costs) due to the Glaser and MONY acquisitions that occurred in 2005.

General and administrative costs increased $6.1 million for the year ended December 31, 2005 as compared to 2004 primarily due to an increase in non-fund specific costs of $4.0 million. These non-fund specific costs increased due to the Glaser and MONY acquisitions in 2005 which increased our spending levels in the areas of rent, travel, technology and office supplies. In addition, fund specific costs increased $2.0 million to $13.9 million for the year ended December 31, 2005 as compared to $11.9 million in 2004. This increase in fund specific costs was due to higher acquisition costs for Lower Tier Property Partnerships placed into LIHTC Funds during 2005.

Professional fees increased $2.8 million for the year ended December 31, 2005 as compared to 2004 due to an increase in consulting fees of $1.6 million as well as an increase in legal expenses of $0.6 million. Higher consulting fees were attributable to increased internal audit spending and costs related to Sarbanes-Oxley projects. The increase in legal costs was driven by additional legal services required due to the expansion of our business.

Depreciation and amortization increased $1.3 million for the year ended December 31, 2005 as compared to 2004 due to an increase in office related purchases of equipment and depreciable assets as we continued to grow our business through acquisitions and internal growth.

Impairment on Bonds and Provision for Credit Losses

The following table summarizes our bond impairment and our provision for credit losses for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Impairment on bonds	$2,106	$13,020	$684
Provision for credit losses	12,557	5,117	4,981

Total impairments and valuation allowances related to investments	$14,663	$18,137	$5,665

Year Ended 2006 Compared to Year Ended 2005

Total bond impairments and provision for credit losses decreased $3.5 million for year ended December 31, 2006 as compared to 2005.

Impairment on bonds decreased $10.9 million for the year ended December 31, 2006 as compared to 2005. During 2005, we recorded impairments of $12.7 million on four bonds based on broker prices obtained on anticipated sales of these bonds. During 2006, there were three bonds impaired based on discounted cash flows of the underlying property and no individual impairment exceeded $1.0 million.

The provision for credit losses includes provisions related to estimated losses for individual loans deemed to be impaired as well as for estimated losses on non-specified loans for our loans held for investment. The provision for credit losses also includes estimated losses on unfunded loan commitments as well as estimated losses for inherent loss exposure related to certain recourse provisions related to loans sold to Fannie Mae or guaranteed by Ginnie Mae. The provision for credit losses increased $7.4 million for year ended December 31, 2006 as compared to 2005 primarily due to several loans related to one property with additional impairment recorded in 2006 for $7.9 million.

Year Ended 2005 Compared to Year Ended 2004

Total bond impairments and provision for credit losses increased $12.5 million for year ended December 31, 2005 as compared to 2004 due primarily to the increase in bond impairments of $12.3 million taken in 2005, as discussed above.

Expenses from Consolidated Funds and Ventures

The following table summarizes our expenses from consolidated funds and ventures for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Depreciation and amortization	$15,725	$19,585	$21,705
Interest expense	41,290	34,852	27,339
Impairment on investments in unconsolidated Lower Tier Property Partnerships	48,431	30,327	35,585
Other operating expenses	45,318	52,788	41,033

Total expenses from consolidated funds and ventures	$150,764	$137,552	$125,662

Expenses of consolidated funds and ventures are primarily the result of activities and charges related to our LIHTC Funds, consolidated Lower Tier Property Partnerships and the B-Note Value Fund.

Year Ended 2006 Compared to Year Ended 2005

Expenses from consolidated funds and ventures increased $13.2 million for the year ended December 31, 2006 as compared to 2005.

Depreciation and amortization decreased $3.9 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 mainly due to the transfer of several properties from a held for use classification to held for sale classification. Properties, once classified as held for sale, are no longer subject to depreciation expense.

Interest expense from consolidated funds and ventures increased $6.4 million for the year ended December 31, 2006 as compared to 2005. Interest expense increased in 2006 primarily due to increased usage of lines of credit to finance LIHTC Fund operations as well as additional debt related to the consolidation of the B-Note Value Fund in 2005. LIHTC Funds were utilizing approximately eight lines of credit at year end 2005 with a total outstanding balance at year end of $74.6 million and in 2006 approximately 12 additional lines were added resulting in a total outstanding balance at year end of $374.0 million. The consolidation of the B-Note Value Fund in 2005 had a significant impact on interest expense growth in 2006 as the fund further financed the growth of its loan portfolio in 2006.

Impairment on investments in unconsolidated Lower Tier Property Partnerships increased $18.1 million for the year ended December 31, 2006 as compared to 2005. During 2005, 197 properties recorded impairment as compared to 253 properties in 2006 without any one property comprising the majority of the balance. The increase cannot be attributed to any single factor, but is due to property specific and sub-market factors that are unique to each individual property.

Other operating expenses related to consolidated funds and ventures are primarily management fees, maintenance and utilities related to consolidated Lower Tier Property Partnerships and accounting fees, legal expenses and bad debt reserves. Other operating expenses decreased by $7.5 million for the year ended December 31, 2006 as compared to 2005 mainly due to reduced expenses associated with the LIHTC Funds. Other operating expenses of the LIHTC Funds decreased $6.3 million primarily due to a $5.2 million decrease related to bad debt reserves for advances made to Lower Tier Property Partnerships and a $1.9 million decrease in LIHTC Fund legal and accounting costs.

Year Ended 2005 Compared to Year Ended 2004

Expenses from consolidated funds and ventures increased $11.9 million for the year ended December 31, 2005 as compared to 2004.

Depreciation and amortization decreased $2.1 million for the year ended December 31, 2005 as compared to 2004. The decrease in Depreciation and amortization expense was not due to any single factor, but is the result of more assets becoming fully depreciated in 2005 than 2004 and fewer property additions in 2005.

Interest expense from consolidated funds and ventures increased $7.5 million for the year ended December 31, 2005 as compared to 2004. Interest expense increased in 2005 primarily due to increased usage of lines of credit to finance LIHTC Fund operations as well as the first time consolidation of the B-Note Value Fund in 2005.

Impairment on investments in unconsolidated Lower Tier Property Partnerships decreased $5.3 million for the year ended December 31, 2005 as compared to 2004. The decrease cannot be attributed to any single factor, but is due to property specific and sub-market factors that are unique to each individual property.

Other operating expenses increased $11.8 million for the year ended December 31, 2005 as compared to 2004. Other operating expenses of the LIHTC Funds increased $8.1 million due to a $2.8 million increase related to bad debt reserves for advances made to Lower Tier Property Partnerships and a $4.2 million increase in LIHTC Fund legal and accounting costs.

Net Gains on Asset Sales and Derivatives

The following table summarizes our net gains on asset sales for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Net gains (losses) on sale of bonds	$8,355	$6,398	$(147)
Net gains on sale of loans	21,515	12,509	5,510
Net (losses) gains on derivatives	(3,617)	4,363	(4,430)
Net gains on sale of real estate	6,797	—	—

Total net gains on asset sales and derivatives	$33,050	$23,270	$933

Year Ended 2006 Compared to Year Ended 2005

Net gains on asset sales and derivatives increased $9.8 million for the year ended December 31, 2006 as compared to 2005 mainly due to gains on sale of loans as described below.

Net gains on the sale of bonds increased $2.0 million for the year ended December 31, 2006 as compared to 2005. In 2006, 70.8%, or approximately $5.9 million of the gains on bond sales were attributable to two bonds; 81.6% of the gains can be explained with the addition of two other bonds with gains of under $0.6 million per bond. Generally, we do not actively sell our bonds and therefore these bond sale gains in 2006 and 2005 are primarily due to bond redemptions (pay-offs) on bonds we have previously impaired.

Net gains on the sale of loans increased $9.0 million for the year ended December 31, 2006 as compared to 2005 due to increased loan sales to Fannie Mae and Freddie Mac. This increase is largely due to the expansion of our Agency Lending business segment as a result of the Glaser acquisition in 2005.

We recorded net losses on derivatives of $3.6 million during 2006 as compared to net gains of $4.4 million during 2005 for an overall decline in income of $8.0 million. The net loss in 2006 was primarily due to mark-to-market losses on our derivative positions due to a decreasing interest rate environment in 2006. During 2005, our gains were primarily due to the sale of net pay fixed swaps during a rising rate environment, partially offset by net interest expense on our interest rate swaps.

Net gains on sale of real estate increased $6.8 million for the year ended December 31, 2006 as compared to 2005. From time to time the Company may protect its loan or bond position by taking legal ownership of a property through a deed-in-lieu of foreclosure, or directly through a foreclosure, and we may later sell our interest, at which time a gain or loss on sale of real estate will be recognized. In addition, we may sell certain limited or general partnership interests in partnerships that own real estate. In 2006, the Company recognized $6.8 million of gains on the sale of real estate. A gain of $5.6 million was related to a sale of our limited partner interest in an unconsolidated partnership and $1.2 million represents a gain on the sale of our general partnership interest in a partnership related to a GP Take Back property.

Year Ended 2005 Compared to Year Ended 2004

Net gains on asset sales increased $22.3 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Net gains (losses) on the sale of bonds increased $6.5 million for the year ended December 31, 2005 as compared to 2004. In 2005, 78.3%, or approximately $5.0 million of the gains on bond sales were attributable to two bonds with gains of $3.8 million and $1.2 million.

Net gains on the sale of loans increased $7.0 million for the year ended December 31, 2005 as compared to 2004 due to increased loan sales to Fannie Mae and Freddie Mac. This increase is largely due to the expansion of our Agency Lending business segment as a result of the Glaser acquisition in 2005.

We recorded net losses on derivatives of $4.4 million during 2004 as compared to net gains of $4.4 million during 2005 for an overall decline in income of $8.8 million. The net loss in 2004 was primarily due to net interest expense incurred on our derivative positions.

Net Gains on Sale of Real Estate from Consolidated Funds and Ventures

The following table summarizes our net gains on asset sales from consolidated funds and ventures for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Net gains on sale of real estate from consolidated funds and ventures	$52,479	$19,655	$5,805

Year Ended 2006 Compared to Year Ended 2005

Net gains on the sale of real estate from consolidated funds and ventures increased $32.8 million for the year ended December 31, 2006 as compared to 2005. The increase in 2006 is attributable to increased proceeds from sales of real estate held by Lower Tier Property Partnerships. These sales were primarily comprised of properties reaching the end of their tax credit compliance period, at which time, the LIHTC Funds have limited economic benefits from continuing to hold these properties and therefore they begin marketing their limited partners interests for sale. The gain recognized from a GAAP standpoint is the difference between the carrying value as measured on the equity method of accounting (typically zero at the end of the tax credit compliance period) and the net proceeds received at the time of sale. In 2006, the LIHTC Funds received

$66.6 million in proceeds on sales of properties as compared to $33.3 million in 2005, resulting in an increased gain on sale of real estate.

Year Ended 2005 Compared to Year Ended 2004

Net gains on the sale of real estate from consolidated funds and ventures increased $13.9 million for the year ended December 31, 2005 as compared to 2004. In 2005, the LIHTC Funds received $33.3 million in cash proceeds on sales of properties as compared to $24.4 million in 2004. The increased cash combined with lower basis in the sold properties, resulted in a larger gain in 2005.

Equity in Earnings from Unconsolidated Ventures

The following table summarizes our equity in earnings from unconsolidated ventures for the years ended December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Equity in Earnings from Unconsolidated Ventures	$5,216	$26,346	$403

Year Ended 2006 Compared to Year Ended 2005

Equity in earnings from unconsolidated ventures decreased $21.1 million for the year ended December 31, 2006 as compared to 2005. These unconsolidated ventures principally acquire, develop and sell real estate properties. The decrease in 2006 can be attributed to lower average gains on property sales from our CAPREIT 3M Venture that invests in and manages numerous multifamily apartment projects. Even though the number of properties sold increased from three to six in 2006, there were lower gains associated with these sales in 2006 compared to 2005 as a result of transaction pricing and our basis in these properties.

Year Ended 2005 Compared to Year Ended 2004

Equity in earnings from unconsolidated ventures increased $25.9 million for the year ended December 31, 2005 as compared to 2004. The significant increase in 2005 can be attributed to an increase in sales volume over 2004; in 2005, three properties were sold compared with one in 2004. Furthermore, the proceeds of these sales were significantly greater.

Equity in Losses from Unconsolidated Lower Tier Property Partnerships held by Consolidated Funds and Ventures

The table below summarizes the equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures for the periods ending December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures	$(319,511)	$(281,162)	$(238,674)

Year Ended 2006 Compared to Year Ended 2005

Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures increased $38.3 million for the year ended December 31, 2006 as compared to 2005. Generally, the Lower Tier Property Partnerships generate GAAP net losses because they are low income housing projects that are designed to be “subsidized” by investment tax credits; therefore, the properties’ operations conceptually breakeven on a cash basis, but will have significant GAAP net losses due to deprecation expense. The increase in the number and size of syndicated LIHTC Funds contributed to an increase in investments in Lower Tier Property Partnerships that resulted in increased equity losses. Also contributing to the increase was the fact that many more projects moved from the construction phase to operations, which triggers the property recording depreciation on the building. The $51.4 million increase in LIHTC Funds losses was offset by $12.4 million due to profits on sale of investment properties held by entities we have an equity investment in through our Real Estate division.

Year Ended 2005 Compared to Year Ended 2004

Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures increased $42.5 million for the year ended December 31, 2005 as compared to 2004. The increase in the number and size of syndicated LIHTC Funds contributed to an increase in investments in Lower Tier Property Partnerships that resulted in equity losses as projects moved from their construction phase into operations. The LIHTC Funds losses increased $42.6 million for the year ended December 31, 2005.

Income Tax Expense

The table below summarizes the consolidated income tax expense for the periods ending December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Income tax expense	$3,323	$2,929	$2,923

We are a publicly traded partnership (“PTP”) for tax purposes, and as such, our entire pass-through entity income and loss is allocated to our common shareholders. Therefore, we do not have income tax expense related to our pass-through entity income. We do own C corporation entities, which are subject to federal and state income taxes. The income tax expense shown here is related to our C corporation entities. Our income tax expense is comprised of federal and state income tax expense. State income tax expense remained relatively the same each year for a variety of reasons, such as the nature and originating location of the income, the attribution of expenses to such income, etc. The federal income tax expense has remained relatively constant as we are generating C corporation GAAP net operating losses and we are in an overall net deferred tax asset position for all years. Because of this, we are dependent on the generation of future income in order to support our ability to record an income tax benefit related to our C corporation net losses. Based on an evaluation of all of the available evidence, both positive and negative, we concluded that our deferred tax assets would not be realized and as such we are providing a valuation allowance on virtually all of our originating deferred tax assets in all years. Thus, the federal portion of our income tax expense has not materially changed in these years.

Distributions Declared to Perpetual Preferred Shareholders of Subsidiary

The table below summarizes the distributions declared to perpetual preferred shareholders of subsidiary for the periods ending December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Distributions declared to perpetual preferred shareholders of subsidiary	$(9,208)	$(4,962)	$(755)

Year Ended 2006 Compared to Year Ended 2005

Distributions declared to perpetual preferred shareholders of a subsidiary increased for the year ended December 31, 2006 as compared to 2005 due to new share issuances on November 4, 2005 of $100.0 million.

The increase in distributions declared to perpetual preferred shareholders of subsidiary in 2006 can be attributed to the full year impact of the $100.0 million November 2005 issuance. The corresponding annual distribution rates for 2006 and 2005 were 5.3% and 5.6%, respectively.

Year Ended 2005 Compared to Year Ended 2004

Distributions declared to perpetual preferred shareholders of a subsidiary increased for the year ended December 31, 2005 as compared to 2004 due to new share issuances on November 4, 2005 and October 19, 2004 of $100.0 million and $73.0 million, respectively. The full year impact of the October 2004 issuance combined with the partial year impact of the $100.0 million issuance in November 2005 were the primary drivers of the $4.2 million increase in 2005. The corresponding annual distribution rates for 2005 and 2004 were 5.6% and 5.0%, respectively.

Net Loss Allocable to Non-Controlling Interests from Consolidated Funds and Ventures

The table below summarizes the net loss allocable to non-controlling interests from consolidated funds and ventures for the periods ending December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Net loss allocable to non-controlling interests from consolidated funds and ventures	$360,011	$327,761	$294,840

Year Ended 2006 Compared to Year Ended 2005

Losses allocable to non-controlling interests from consolidated funds and ventures increased $32.3 million for the year ended December 31, 2006 as compared to 2005. Losses allocable to non-controlling interests in consolidated funds and ventures are primarily attributable to the LIHTC Funds. The Company holds a 0.1% to 1.0% interest in these Funds; therefore, the majority (i.e., 99%) of the activity related to these entities is allocated to the non-controlling interest holders. In addition, other income statement activities, such as asset management and guarantee fees, are reclassified (when we consolidate these entities) from revenue to net loss allocable to non-controlling interests from consolidated funds and ventures. The increase from 2005 to 2006 is attributable to an overall increase in net losses of consolidated funds and ventures of $12.4 million and an increase in our allocation of income attributable to asset management and other fees, gains on sale of real estate and allocations of income due to the Company’s general partner interests of $21.9 million.

Year Ended 2005 Compared to Year Ended 2004

Losses allocable to non-controlling interests from consolidated funds and ventures increased $32.9 million for the year ended December 31, 2005 as compared to 2004. The increase from 2004 to 2005 is attributable to increase in net losses of consolidated funds and ventures of $17.6 million and an increase in our allocation of income of $14.8 million.

Discontinued Operations

The table below summarizes our income from discontinued operations related to consolidated funds and ventures for the periods ending December 31, 2006, 2005 and 2004:

	Consolidated
		As	As
		Restated	Restated
	2006	2005	2004
(in thousands)

Discontinued operations	$9,618	$7,575	$8,043

Years Ended 2006, 2005 and 2004 Compared

In 2006, we generated net income from discontinued operations of $9.6 million, an increase of $2.0 million over 2005. The $9.6 million was primarily attributable to two properties we disposed of in 2006, generating net income of $9.4 million, which for the most part represents the reversal of cumulative non-cash losses we recorded on these properties during our holding period. In 2005, our $7.6 million of net income from discontinued operations is primarily related to a $10.0 million gain on sale of real estate related to a property we foreclosed on and immediately sold. In 2004, we had a similar foreclosure and immediate sale of a property generating a $11.3 million gain.

Section II. Summary of GAAP-adjusted Results

We consolidate all of our LIHTC Funds, certain Lower Tier Property Partnerships in situations where we executed a GP Take Back of a Lower Tier Property Partnership, and certain other funds and ventures that the Company manages through its Real Estate Division (see “Notes to Consolidated Financial Statements-Note 20, Consolidated Funds and Ventures”). The effects of consolidating these entities is to include in our financial statements the assets, liabilities, non-controlling interests, income and expenses of these entities, even though we have little or no legal or economic ownership interest in them. Management believes that explaining the effect of excluding these consolidated funds and ventures from our financial results is useful for investors.

GAAP-adjusted net income is a view of the Company’s financial results without the effects of the consolidated funds and ventures. In addition, GAAP-adjusted net income excludes the allocations of losses in those cases where the Company’s capital account has reached zero. Also, discontinued operations (after removing the impact of the consolidated funds and ventures) are reclassified to the financial statement line items where they would have been recorded if we did not account for them as discontinued operations. GAAP-adjusted net income is a non-GAAP financial measure and is used in addition to, and in conjunction with, results presented in accordance with GAAP. This non-GAAP financial measure should not be relied upon to the exclusion of the GAAP net income. The following discussion is intended to provide the reader with an example of the amounts that would be presented on a GAAP-adjusted results basis and we have limited our discussion to the year ended December 31, 2006.

The table below summarizes our GAAP-adjusted financial performance for the year ended December 31, 2006:

Summary of GAAP-adjusted Results

	December 31, 2006
	GAAP	Adjustments	GAAP-adjusted

Revenue:
Interest income	$188,653	$6,572	$195,225
Fee and other income	73,000	37,953	110,953
Revenue from consolidated funds and ventures	88,914	(88,914)	—

Total revenue	350,567	(44,389)	306,178
Expenses:
Interest expense	120,592	527	121,119
Operating expenses	139,233	15,328	154,561
Impairment and valuation allowances	14,663	1,581	16,244
Expenses from consolidated funds and ventures	150,764	(150,764)	—

Total expenses	425,252	(133,328)	291,924
Net gains on asset sales and derivatives	33,050	(2,589)	30,461
Net gains on sale of real estate from consolidated funds and ventures	52,479	(52,479)	—
Equity in earnings from unconsolidated ventures	5,216	1,614	6,830
Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures	(319,511)	319,511	—

Loss before income taxes, (income) loss allocable to non-controlling interests and discontinued operations	(303,451)	354,996	51,545

Income tax expense	3,323	(562)	2,761
Distributions declared to perpetual preferred shareholders of subsidiary	(9,208)	—	(9,208)
Net losses allocable to non-controlling interests from consolidated funds and ventures	360,011	(360,011)	—

Income before discontinued operations	44,029	(4,453)	39,576

Discontinued operations	9,618	(9,618)	—

Net income	$53,647	$(14,071)	$39,576

Interest income is primarily adjusted in consolidation to reclassify the Company’s earnings related to bonds and loans held by the Company due from Consolidated Lower Tier Property Partnerships. GAAP-adjusted interest income is increased $6.6 million for the year ended December 31, 2006 of which $4.3 million and $2.3 million is attributable to bonds and loans, respectively.

Fee and other income is adjusted in calculating GAAP-adjusted revenues related to fees earned by the Company from the LIHTC Funds and other consolidated Real Estate Funds for asset management services, yield guarantees and other services provided. Asset management fees are typically based on a percentage of gross proceeds or the number of properties under management. Depending on the fee structure, some of these amounts are recognized when distributed from the funds or on the accrual basis. Guarantee fees are recognized on a straight-line basis over the life of the guarantee which is typically 15 years. As a result, asset management fees as of December 31, 2006 increased $34.9 million, guarantee fees increased $2.7 million and other income increased $0.3 million for a total $37.9 million increase in Fee and other income.

The adjustment to operating expenses in calculating GAAP-adjusted Expenses primarily includes adjustments to reinstate the amortization related to an asset management contract intangible asset acquired in conjunction with the acquisition of the Company’s LIHTC business (this asset was eliminated upon consolidation of the LIHTC Funds). Also, we reinstated the bad debt expense associated with our LIHTC Fund asset management fee receivable and we reinstated bad debt expense related to servicing advances associated with a Consolidated Lower Tier Property Partnership. In addition, there are adjustments related to charitable contributions made to a consolidated not-for-profit entity. The $15.3 million increase to operating expenses includes $3.5 million of intangible amortization, $6.6 million of bad debt expense, $4.2 million of servicing advance reserves and $1.0 million related to contributions paid related to a consolidated not-for-profit entity. For the most part, these expenses are reflected as an allocation of income in the consolidated statement of operations.

Impairment and valuation allowance adjustments primarily relate to a $2.1 million provision against a loan to a consolidated not-for profit entity. The provision, and related loan balance, is eliminated in consolidation and thus required an increase in the GAAP-adjusted results. Additionally, there are minor offsetting changes to loan provisions related to the LIHTC Fund and Consolidated Lower Tier Property Partnerships of $0.5 million.

Net gains on asset sales and derivatives is adjusted in calculating GAAP-adjusted net income for the gain or loss recognized in the sale of a bond or loan. This adjustment reverses the impact of us recording additional losses against bond and loan investments in cases where the Company lent funds to certain unconsolidated Lower Tier Property Partnerships. This may result in a difference in the gain or loss recognized on the subsequent sale of the bond or loan. Net gains on asset sales and derivatives is adjusted $2.6 million of which $1.2 million is related to LIHTC Funds and $1.4 million is related to consolidated not-for-profit entities.

Equity in earnings of unconsolidated ventures is adjusted in calculating GAAP-adjusted net income by reversing-out the consolidated results of operations impact related to the consolidated funds and ventures in which we have minor interests and accounting for them under the equity method (with the exception to equity method accounting in that we stop recording net losses when our capital account reaches zero.) Equity in earnings of unconsolidated ventures is increased $1.1 million related to consolidated Real Estate Funds and $0.5 million related to LIHTC Funds.

Discontinued operations (after removing the impact of the consolidated funds and ventures) are reclassified to the financial statement line items where they would have been recorded if we did not account for them as discontinued operations.

The table below is the reconciliation of GAAP net income to GAAP-adjusted Net Income for the year ended December 31, 2006:

Reconciliation of GAAP Net Income to GAAP-adjusted Net Income

2006

GAAP net income	$53,647
Adjustments from GAAP:
LIHTC Funds	(3,184)
Consolidated Lower Tier Property Partnerships	(6,915)
Other	(4,536)
Income tax effect	564

GAAP-adjusted net income	$39,576

The decrease in GAAP-adjusted net income of $3.2 million for the year ended December 31, 2006, related to the LIHTC Funds is attributable to allocations of income based on legal ownership or the equity method of accounting for unconsolidated Lower Tier Property Partnerships of the LIHTC Funds. Allocations of income are either based on ownership interest in the LIHTC Funds or, in instances where the non-controlling interest holders’ capital accounts have been reduced to zero, the Company absorbs all of the losses. For the year ended December 31, 2006, the impact of deconsolidation from allocations of income is $4.4 million offset by the impact of deconsolidation from the equity method of accounting of $1.2 million.

The decrease in GAAP-adjusted net income related to the Consolidated Lower Tier Property Partnerships of $6.9 million for the year ended December 31, 2006, is primarily attributable to changes in the allocations of income based on legal ownership. In many instances, the non-controlling interest holders’ equity accounts in these properties have reached zero and the Company is recognizing all of the losses related to the property. For this reason, we would normally have a positive net income impact in our GAAP-adjusted results of our operations; however, in 2006 we have a reduction in net income due to a number of sales in 2006 that had a positive impact on net income (due to the reversal of cumulative losses previously recorded). We are now reversing this income in our GAAP-adjusted results.

The decrease to GAAP-adjusted net income related to Other entities of $4.5 million for the year ended December 31, 2006 is primarily attributable to changes in loan and bond accounting due to the consolidation of certain not-for-profit entities. More specifically, the impact is related to the $2.1 million increase in loan provision, $1.0 million increase related to charitable contributions and $1.4 million increase in net gain on sales of bonds and loans as discussed above.

The table below is the reconciliation of GAAP shareholders’ equity to GAAP-adjusted shareholders’ equity for the year ended December 31, 2006:

Summary of GAAP-adjusted Shareholders’ Equity

2006

Shareholders’ Equity	$667,915
Adjustments from GAAP:
LIHTC Funds	25,029
Consolidated Lower Tier Property Partnerships	65,043
Other	(1,899)
Income tax effect	(4,417)

GAAP-adjusted Shareholders’ Equity	$751,671

As the general partner, and in some instances limited partner, of the LIHTC Funds, we continue to record our portion of the LIHTC Fund losses, even if our capital account has been reduced to zero. Since we are the general partner, we also record losses attributable to the limited partners when the limited partners’ capital accounts in the LIHTC Funds reaches zero. In addition, where we have extended loan and bond financing to certain unconsolidated Lower Tier Property Partnerships, in consolidation, these are considered additional interests that should absorb losses of the unconsolidated Lower Tier Property Partnerships. These losses are generally non-cash losses caused by depreciation and thus we do not generally expect to advance cash related to these losses. The cumulative impact on shareholders’ equity related to these items was an increase of $25.0 million at December 31, 2006 to arrive at a GAAP-adjusted balance.

The cumulative impact of Consolidated Lower Tier Property Partnerships primarily represents losses absorbed because at the time of a GP Take Back transaction the developer general partner has little or no equity in the project, and in many cases there is no third party limited partner equity to absorb losses. As a result, the Company, as the new general partner, has recorded for financial reporting purposes all of the losses (which are primarily due to non-cash depreciation) in those cases where the limited partners’ capital accounts have reached zero. The cumulative impact on shareholders’ equity related to these items was an increase of $65.0 million at December 31, 2006 to arrive at a GAAP-adjusted balance.

Liquidity and Capital Resources

Our business activities require that we maintain adequate liquidity for the funding of new investments, payment of distributions to shareholders, investments in Lower Tier Property Partnerships, funding of real estate finance activities and operating expenses. We obtain the funds that we need to operate our business primarily through operating income, issuance of debt, sales of loans or bonds, distributions from Lower Tier Property Partnerships, other cash flows from operating activities, and issuances of privately placed preferred securities.

Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations (including loan sales to GSEs and government agencies); (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments);

and (4) cash flow from financing activities (including common and preferred equity offerings and borrowing activities.)

Summary of Cash Flows

At December 31, 2006, 2005 and 2004, we had cash and cash equivalents of approximately $49.1 million, $140.2 million and $92.9 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2004 to December 31, 2006:

		As	As
		Restated	Restated
	2006	2005	2004

Cash and cash equivalents at beginning of period	$140,213	$92,881	$51,008
Net cash provided by (used in):
Operating activities	(238,330)	68,953	38,123
Investing activities	(772,670)	(1,235,401)	(940,835)
Financing activities	919,872	1,213,780	944,585

Net (decrease) increase in cash and cash equivalents	(91,128)	47,332	41,873

Cash and cash equivalents at end of period	$49,085	$140,213	$92,881

Operating activities

Cash flow used in operating activities was $238.3 million and cash flow provided by operating activities was $69.0 million for the years ended December 31, 2006 and 2005, respectively. The $307.3 million increase in cash used in operating activities for 2006 versus 2005 is due primarily to an increase in purchases, advances on and originations of loans held for sale of $672.0 million which was only partially offset by increased proceeds from the sale of and principal payments received on loans held for sale of $346.3 million. The decrease in operating cash flow related to loans held for sale was due to us acquiring or originating more loans then what we sold in 2006, thus loans held for sale on our balance sheet at December 31, 2006 increased $341.2 million from year end 2005. This increase is primarily the result of us strategically moving into the business of originating or acquiring loans for investors versus for our own investment purposes. The 2005 acquisitions of Glaser and MONY allowed us to expand into this business.

Cash flow provided by operating activities was $69.0 million and $38.1 million for the years ended December 31, 2005 and 2004, respectively. The $30.8 million increase in cash flow provided by operating activities for 2005 versus 2004 is due primarily to an increase in proceeds of the sale of and principal payments received on loans held for sale of $372.3 million, and an increase in earnings distributions received from investments in partnerships of $20.8 million, offset by an increase in purchases, advances on and originations of loans held for sale of $437.2 million.

Investing activities

Cash flow used in investing activities was $772.7 million and $1.2 billion for the years ended December 31, 2006 and 2005, respectively. The $462.7 million decrease in cash used in investing activities for 2006 versus 2005 is due primarily to an increase in net cash flows from loans held for investment of $642.2 million, a decrease in restricted cash and cash of consolidated funds and ventures of $121.8 million and a decrease in cash outflows for business acquisitions of $56.4 million, only partially offset by an increase in cash flows used to invest in partnerships of $350.5 million. Our decrease in cash flow related to investing activities is consistent with our 2006 strategy of acquiring, placing and managing assets for others and originating and acquiring less for our own investment purposes.

Cash flow used in investing activities was $1.2 billion and $940.8 million for the years ended December 31, 2005 and 2004, respectively. The $294.6 million increase in cash used in investing activities for 2005 versus 2004 is due primarily to an increase in net cash outflow related to loans held for investment of $203.2 million, an increase in cash flow used to invest in partnerships of $89.0 million and an increase in restricted cash and cash of consolidated funds and ventures of $72.1 million, only partially offset by a decrease in net cash outflows from bonds of $78.8 million. The increase in cash used to invest in loans held for investment was primarily due to the ramp-up in 2005 of loan investments that we made on behalf of the B-Note Value Fund, a fund relationship that we acquired through our 2005 MONY acquisition. Although we only have a 10.6% ownership interest in the B-Note Value Fund we consolidate it based on our control of the Fund.

Financing activities

Cash flow from financing activities was $919.9 million and $1.2 billion for the years ended December 31, 2006 and 2005, respectively. The $293.9 million decrease in cash provided by financing activities for 2006 versus 2005 is due primarily to a decrease in net non-controlling interest capital contributions to consolidated funds and ventures of $287.3 million (much of this related to B-Note Value Fund, where we had significant contributions from investors in 2005, but based upon investment sales within the fund in 2006, we distributed cash to investors versus calling capital) and a decrease of $161.0 million due to the issuance of common shares in 2005, but none in 2006, partially offset by a net increase in borrowings of $164.6 million. Our primary source of funding has been through borrowings to finance our investing activities as we are capital dependent in order to execute our strategy of acquiring, placing and managing assets for others. Current market conditions have dramatically impacted our ability to finance our business and as such we have been dramatically adversely affected by the current credit market conditions. See Item 1. Business — “Effect of Current Market Condition on Us.”

Cash flow from financing activities was $1.2 billion and $944.6 million for the years ended December 31, 2005 and 2004, respectively. The $269.2 million increase in cash provided by financing activities for 2005 versus 2004 is due primarily to an increase in net borrowings of $189.3 million, a net increase in non-controlling interest capital contributions of $56.6 million and an increase in issuance of shares of $37.4 million.

See “Capital Resources” and “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information about issuances and repurchases of our equity securities.

Capital Resources

We use line of credit facilities; repurchase facilities; senior interests and debt owed to securitization trusts; notes payable and other debt; and subordinate debentures to finance our lending programs, syndication activities, investment activities and general working capital needs. These debt sources are what we consider “corporate debt.” We also have debt related to our consolidated funds and ventures that is discussed separately below in Debt Related to Consolidated Funds and Ventures.

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2006 (See “Notes to Consolidated Financial Statements-Note 11, Debt” included in this Report for more information on our debt):

		Weighted-Average
	2006	Interest Rate (1)
(dollars in thousands)

Line of credit facilities:
Due within one year	$322,502	8.0%
Repurchase facilities:
Due within one year	211,825	6.5
Senior interests and debt owed to securitization trusts:
Due within one year	28,820	4.0
Due after one year	1,112,644	4.1
Notes payable and other debt:
Due within one year	161,684	5.9
Due after one year	206,155	7.1
Subordinate debentures:
Due after one year	175,500	8.6

Total	$2,219,130

(1)	Certain institutions provide us with interest credits based on balances held in escrow related to our loan servicing portfolio. These credits are used to offset amounts charged for interest expense on outstanding line of credit balances. These weighted-average interest rates exclude the effects of any such interest credits.

Line of credit facilities

We rely on short-term lines of credit with commercial banks and finance companies to finance our growth.

The following table summarizes our total lines of credit facilities and our outstanding balances:

		2006
		Aggregate
	Principal Purpose	Facilities	Balance
(dollars in thousands)

General bank lines of credit	Working capital	$275,000	$12,000
Loan warehousing and taxable bond lines	Warehousing construction and permanent loans and taxable bonds	702,000	198,930
Tax credit equity warehousing line	Property acquisition and working capital	165,000	111,572

Total		$1,142,000	$322,502

Interest rates on these lines of credit, excluding rate reduction programs, ranged from 6.20% to 10.10% in 2006.

Repurchase facilities

In June 2006, we entered into a Mortgage Asset Purchase Agreement and other ancillary agreements with Wachovia Bank, National Association. The terms of the Purchase Agreement provided for a financing facility whereby Wachovia agreed to purchase up to $260.0 million of certain qualifying mortgage loans, subject to our obligation to repurchase such mortgage loans from Wachovia within a ninety day period. The facility bears interest at LIBOR plus a spread and is supported by up to $100.0 million of letters of credit provided by third parties, which we have an obligation to reimburse if such letters of credit are drawn upon. The maturity date of the facility was extended through November 13, 2006, at which time it was replaced with a repurchase facility with a capacity of up to $300.0 million, which was reduced to $200.0 million on May 13, 2007. The repurchase facility was set to expire on November 6, 2009; however, the line was paid off and terminated in December 2007.

Senior interests and debt owed to securitization trusts

In 2006, we raised capital through the securitization of bonds. For a description of our securitizations below, see Item 1. Business — “Affordable Housing Division — Affordable Bond Sector” included elsewhere in this Report.

Net Proceeds Raised for
the Year Ended
December 31, 2006
(dollars in thousands)

Securitizations:
On balance sheet securitizations	$550,784
Off balance sheet securitizations	2,890

Notes payable and other debt

Notes payable and other debt consists primarily of notes payable which are used to finance lending needs and warehouse permanent loans before they are purchased by third parties. If the transaction does not qualify as a sale, we record a secured borrowing to the extent of proceeds received. The borrowing terms under these facilities are generally set to the terms of the underlying loans that we originate.

Subordinate debentures

One of our consolidated wholly owned subsidiaries, MMA Financial Holdings, Inc. (“MFH”), formed Trusts that issued Preferred Securities to qualified institutional investors which MFH and we guarantee. The Preferred Securities are fixed-rate until a specific interest rate reset date and then the rate is adjusted thereafter to either a new fixed-rate or variable interest rate which resets quarterly. The Preferred Securities may be redeemed in whole or in part beginning on a specific redemption date at our option. Cash distributions on the Preferred Securities are paid quarterly. The Trusts used the proceeds from the offerings to purchase Debentures issued by MFH with substantially the same economic terms as the Preferred Securities. The Debentures are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt. We have fully and unconditionally guaranteed all of MFH’s obligations on the Debentures. The Trusts must redeem the Preferred Securities, when and to the extent the Debentures are paid at maturity or if redeemed prior to maturity.

Covenant compliance

We had credit agreements totaling $534.3 million in outstanding debt at December 31, 2006, that were either in technical default or were going to be in technical default shortly thereafter, due to our inability to deliver timely audited financial statements for 2006. Based on the 2006 financial information presented herein, we were in compliance with all of the net worth, leverage and other financial covenants related to our debt agreements. We continue to be in technical default on certain debt arrangements, see Item 1. Business — “Effect of Current Market Condition on Us.”

Letters of credit

We have available letter of credit facilities with multiple financial institutions. At December 31, 2006, we had $543.6 million available under our various letter of credit arrangements, of which $255.2 million was issued. These letters of credit typically provide credit support to various third parties for real estate activities and expire at various dates through September 2017. As disclosed in the guarantee table below, we have provided a guarantee on certain of our letters of credit. Our maximum exposure with respect to letter of credit guarantees was $50.9 million at December 31, 2006.

Guarantees

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

The following table summarizes guarantees by type at December 31, 2006:

	2006
	Maximum	Carrying
	Exposure	Amount
(dollars in thousands)

Mortgage banking loss-sharing agreements (1)	$574,136	$4,174
Indemnification contracts (2)	103,224	1,499
Other financial/payment guarantees (3)	66,033	1,146
Letters of credit guarantees (4)	50,924	—

	$794,317	$6,819

(1)	As a Fannie Mae DUS lender and Ginnie Mae loan servicer, we have exposure to losses and/or servicing advances relating to defaulted real estate mortgage loans sold under the Fannie Mae DUS program and loans that are mortgage backed securities sold to third parties that are guaranteed by Ginnie Mae and represent loans that are insured by HUD. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan we originated and sold to Fannie Mae, we may be required to make servicing advances to Fannie Mae. Also, as a requirement of the DUS program, we have agreed to share in the loss of principal after foreclosure on Fannie Mae DUS loans. We maintain a reserve for the potential losses in an amount equal to the estimated fair value of the liability which is amortized and reflected as the carrying amount in the table above. We owed no cash payments to Fannie Mae under its DUS loss sharing agreement for the year ended December 31, 2006. Subsequent to December 31, 2006 and through December 31, 2008, we paid $0.4 million under the DUS loss-sharing agreement. In addition, we have exposure to losses related to defaulted real estate mortgage loans which are delivered to investors by us, guaranteed by Ginnie Mae and insured by HUD. Our exposure to these losses is limited to the amount which is not covered by the Ginnie Mae guarantee and HUD insurance, and is equal to approximately one month’s interest on each loan.

(2)	We have entered into indemnification contracts with investors in our LIHTC Funds to compensate them for losses resulting from a recapture of tax credits due to foreclosure or difficulties in reaching occupancy milestones with respect to LIHTC Funds. We owed no cash payments under these indemnification agreements for the year ended December 31, 2006. Subsequent to December 31, 2006, and through December 31, 2008, we have not made any payments related to these obligations.

(3)	We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations. Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party. The terms of such guarantees vary based on the performance of the asset.

(4)	We provide a guarantee for the repayment of losses incurred under letters of credit issued by third parties.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae. At December 31, 2006 the debt owed by the LIHTC Funds, Consolidated Lower Tier Property Partnerships and Real Estate Funds had the following terms:

	2006
			Weighted-Average	Weighted-Average
	Carrying Amount	Face Amount	Interest Rates (1)	Maturity Date
(dollars in thousands)

LIHTC Funds:
Bridge financing	$374,025	$374,025	LIBOR + 0.6%	Revolving
Notes payable (2)	530,483	550,781	6.17% (2)	September 2010

Total LIHTC Funds	904,508	924,806

Consolidated Lower Tier Property Partnerships:
Mortgage debt	150,605	169,377	6.78%	December 2022
Notes payable	312	312	5.00%	September 2038

Total Lower Tier Property Partnerships	150,917	169,689

Real Estate Funds:
Notes payable	32,720	32,720	6.42%	July 2007 (3)

Total Real Estate Funds	32,720	32,720

Total	$1,088,145	$1,127,215

(1)	Excludes the impact of rate reduction programs. Certain institutions provide LIHTC Funds with interest credits based on cash balances held. These credits are used to offset amounts charged for interest expense on outstanding line of credit balances.

(2)	Notes payable of $357.0 million bear interest at LIBOR + 0.7%.

(3)	Total amount was paid off at June 30, 2007.

LIHTC Funds

At December 31, 2006 six LIHTC Funds had bridge financing arrangements. Bridge financing is a revolving line of credit collateralized by investor subscriptions. At December 31, 2006 25 LIHTC Funds had notes payable arrangements. Notes payable are term loan agreements collateralized by investor subscriptions. Subscriptions receivable were $2.3 billion for the year ended December 31, 2006, of which $1.2 billion was pledged under note payable agreements and bridge financing arrangements. Included in the carrying amount of notes payable are unamortized discounts of $34.1 million and fair value premiums of $13.7 million at December 31, 2006. Interest expense related to the unamortized discounts was $11.2 million, for the year ended December 31, 2006. Included as a reduction to interest expense related to the LIHTC Funds is premium accretion related to the fair value premium of $5.1 million for the year ended December 31, 2006. This represents the accretion of net premiums recorded upon initial consolidation of the LIHTC Funds in order to record the consolidated debt at fair value.

Consolidated Lower Tier Property Partnerships

At December 31, 2006 the consolidated Lower Tier Property Partnerships maintained significant debt balances which are predominantly secured by the properties held by the Lower Tier Property Partnerships. The primary lenders are banks and housing authorities.

Included as an increase to interest expense related to the Lower Tier Property Partnerships is amortization expense of $0.8 million for the year ended December 31, 2006. This represents the amortization of net discounts recorded upon initial consolidation of the Lower Tier Property Partnership in order to record the consolidated debt at fair value.

Real Estate Funds — B-Note Value Fund

At December 31, 2006 the B-Note Value Fund maintained both a $70.0 million revolving line of credit and a $125.0 million repurchase facility. The revolving line of credit is collateralized by a security interest in the unfunded capital commitments of the investors. At December 31, 2006 the outstanding principal balance and the interest rate on the revolving line of credit was $15.9 million and 6.2%.

The repurchase facility had a maturity date of August 20, 2007; however, it was terminated effective July 1, 2007. This repurchase facility’s interest rate was based upon LIBOR plus a spread as defined in the agreement. The weighted-average interest rate on the line of credit at December 31, 2006 was 6.63% in relation to the outstanding repurchase facility balances of $16.8 million. The B-Note Value Fund pledged $31.5 million of loans at December 31, 2006, to the lender in return for its borrowings under the repurchase facility.

Other Capital Resources

Common Shares

Prior to 2007, we from time to time issued common shares in public offerings or private sales, including under a dividend reinvestment plan. When we failed to file this report on time, we first became ineligible to use the SEC’s short form registration procedures, and then failed to meet the SEC’s requirements for registration statements relating to public offerings of securities. At that time, we suspended the dividend reinvestment plan. We will not meet the SEC’s registration statement requirements until we become current with the financial statements we file with the SEC. We do not anticipate that will happen at least until late 2009, and perhaps not until after that.

Preferred Shares

At December 31, 2006, one of our subsidiaries, TE Bond had both perpetual preferred shares and mandatorily redeemable preferred shares outstanding of which the net proceeds were used to acquire investments that produce tax-exempt interest income and for general corporate purposes. In addition to the quarterly dividends which range from 4.7% to 7.75%, the holders of both the perpetual preferred shares and the mandatorily redeemable preferred shares receive an annual capital gains dividend equal to an aggregate of 10% of any net capital gains recognized by TE Bond during the immediately preceding taxable year. There was no capital gain dividend for 2006.

In June 2007, we failed to comply with financial reporting requirements related to the mandatorily redeemable and cumulative perpetual preferred shares. As a result, we were required to distribute an additional $0.4 million to the holders of these shares. Currently, we are not in compliance with this financial reporting requirement; however, we have not incurred any penalties at this time and plan to be in compliance before such penalties would be incurred.

The terms of the preferred shares require that they be remarketed (i.e., that buyers be sought for them) periodically, and in connection with these remarketing efforts, the dividend rates are adjusted to the rates that are necessary to find buyers (which may be the current holders) for all the shares that are being remarketed. If buyers cannot be found for all the shares that are being remarketed, the dividend rate increases significantly, and the remarketing effort is deferred for a year. The remarketing date for $100.0 million of preferred shares that currently require dividends of either 6.30% or 6.875% is June 30, 2009. Other series of preferred shares have remarketing dates ranging from September 30, 2009 to September 30, 2019.

GSEs and Government Agencies

We rely on GSEs and government agency programs as a source of liquidity and credit enhancement. In addition, at times we sell interests in tax credit equity funds to GSEs. Consequently, our results may be impacted by changes in the lending and investing activities of the GSEs or function of the government agency programs with which we are involved, particularly those that diminish their desire for investments in affordable housing or make their debt rates relatively more expensive and therefore less attractive to our developer clients.

Certain construction and permanent loans we originate are underwritten and structured so as to be eligible for ultimate placement with GSEs. For the year ended December 31, 2006 we delivered $852.4 million of loans in conjunction with GSE programs.

Distribution Policy

At December 31, 2006, our policy was to maximize shareholder value through, among other things, increases in cash distributions to shareholders. Our Board makes determinations regarding quarterly distributions based on management’s recommendation, which itself is based on an evaluation of a number of factors, including our retained earnings, business prospects and available cash. Prior to the fourth quarter of 2007, we paid increasing dividends to our shareholders for 43 consecutive quarters. In January 2008 in response to deteriorating market conditions and our increasing costs, our Board reduced the dividend for the fourth quarter of 2007 by 37% from what we had paid for the prior quarter. Nonetheless, the total dividends for 2007 exceeded the operating cash we generated in that year. In May 2008, our Board did not declare any dividend and our Board has not declared any dividend since then. In the future our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors our Board deems appropriate.

Our distribution per common share for the three months and the year ended December 31, 2006 was $0.5075 and $2.00, respectively.

Contractual Obligations

See “Notes to Consolidated Financial Statements-Note 11, Debt, Note 14, Commitments and Contingencies, and Note 15, Shareholders’ Equity and Preferred Shares, Note 20, Consolidated Funds and Ventures” included in this Report for a description of our credit facilities, preferred obligations and contractual commitments.

The following table describes our commitments, at December 31, 2006, to make future payments under our debt agreements and other contractual obligations:

	Payment due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
(dollars in thousands)

Line of credit facilities	$322,502	$322,502	$—	$—	$—
Repurchase facilities	211,825	211,825	—	—	—
Senior interests and debt owed to securitization trusts	1,141,464	28,820	129,494	39,581	943,569
Notes payable and other debt	367,839	161,683	100,589	98,737	6,830
Subordinate debentures (1)	175,500	—	—	91,500	84,000
Mandatorily redeemable preferred shares (2)	162,168	—	—	—	162,168
Operating lease obligations (3)	40,830	6,469	10,908	9,515	13,938
Capital lease obligations	976	546	397	33	—
Deferred business purchase cost (4)	10,250	10,250	—	—	—
Unfunded loan commitments (5)	494,989	406,592	88,397	—	—
Unfunded equity commitments (6)	1,219,854	1,219,854	—	—	—
Unfunded bond commitments (7)	58,352	58,352	—	—	—
Debt related to consolidated funds and ventures (8)	1,088,145	850,298	75,548	55,249	107,050

Total	$5,294,694	$3,277,191	$405,333	$294,615	$1,317,555

(1)	Subordinate debentures relate to offerings of preferred securities from Trusts formed by one of our subsidiaries (MFH). See “Notes to Consolidated Financial Statements-Note 11, Debt” included in this Report.

(2)	Preferred shares subject to mandatory redemption relate to our mandatorily redeemable preferred shares issued by TE Bond Sub. “Notes to Consolidated Financial Statements-Note 15, Shareholders’ Equity and Preferred Shares” included in this Report.

(3)	We have entered into non-cancelable operating leases for office space and equipment, as well as software hosting agreements for various information systems initiatives. These leases and hosting agreements expire on various dates through 2016. See “Notes to Consolidated Financial Statements-Note 14, Commitments and Contingencies” included in this Report.

(4)	Deferred business purchase cost relates to the deferred portion of the purchase price in the Glaser acquisition and the resolved portion of the contingent consideration related to the ReVen asset acquisition. On January 25, 2007, we entered into Separation Agreements with each of the Glaser selling shareholders. The Separation Agreements included a cash payment of $0.5 million and the issuance of 472,068 shares for settlement of the remaining two installments of deferred purchase price and the acceleration of the contingent consideration. In May 2006, we acquired ReVen in an asset purchase transaction including a contingent consideration of $12.0 million when certain profitability milestones are met of which $2.3 million was resolved and accrued for at December 31, 2006. See “Notes to Consolidated Financial Statements-Note 9, Acquisitions, Goodwill and Other Intangible Assets” included in this Report.

(5)	Unfunded loan commitments are commitments to extend credit to a customer as long as there is no violation of any condition established in the contract. See “Notes to Consolidated Financial Statements-Note 5, Loans Held for Investment and Loans Held for Sale” included in this Report.

(6)	As the limited partner in real estate operating partnerships, we have committed to extend equity to real estate operating partnerships in accordance with the partnership documents. In addition, our consolidated LIHTC Funds have committed to extend equity to Lower Tier Property Partnerships, and the commitments of these consolidated entities are included. The timing of advancing money on these commitments is not dependent on the passage of time, but is dependent on various milestones and events occurring as detailed in the partnership agreements. Estimating the timing for each partnership is not practical and, as such all amounts are shown in the less than one year column. See “Notes to Consolidated Financial Statements-Note 20, Consolidated Funds and Ventures” included in this Report.

(7)	Unfunded bond commitments are agreements to disburse additional amounts of money to existing borrowers.

(8)	Debt related to consolidated ventures consists of Bridge financing and notes payable arrangements of our LIHTC Funds and mortgage debt related to GP Take Backs that we consolidated. See “Notes to Consolidated Financial Statements-Note 20, Consolidated Funds and Ventures” included in this Report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company holds a variety of financial instruments and other investments, including available-for-sale investments in tax-exempt bonds and residual interests in bond securitizations, taxable construction, permanent and related loans, short- and long-term debt and notes payable and investments in tax credit equity limited partnerships. These investments are subject to various forms of market risk including interest rate risk, credit risk and liquidity risk. The Company seeks to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels consistent with the risks the Company undertakes.

The following is a discussion of various categories of risk that the Company may be subject to in the foreseeable future and the steps that had been taken at December 31, 2006, seeking to mitigate or otherwise protect the Company against loss with regard to each of those categories of risk.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Developing an effective interest rate management strategy can be complex, and no strategy can insulate the Company from all potential risks associated with interest rate changes. Management believes the majority of the Company’s interest rate risk arises in connection with: (1) certain of its residual interests in bond securitizations and senior interests in securitization trusts which are reflected as short and long-term debt in the Company’s consolidated balance sheets; (2) properties warehoused prior to being placed in tax credit equity funds; and (3) to the extent not match-funded as described below, floating-rate debt used to finance the Company’s mortgage banking activities. The Company manages its interest rate exposure on its investments in certain tax-exempt bond securitizations and certain of its other lending activities through the use of interest rate swaps. The Company may choose not to hedge any or all of its floating rate exposure with hedging instruments. As a result, changes in interest rates could result in either an increase or decrease in the Company’s interest income and cash flows associated with these investments.

Generally, the duration of the Company’s interest rate swaps is less than the duration of the Company’s floating rate instruments. As a result, the Company would be fully exposed to interest rate risk on its floating rate instruments if it were not able to enter into new interest rate swaps when the existing agreements expire. There can be no assurance that the Company will be able to acquire interest rate swaps at favorable prices, or at all, when the existing arrangements expire.

The interest income collected on fixed-rate investments, interest paid on fixed-rate debt and interest collected on investments that pay interest based on the cash flow available from the underlying property are not directly impacted by fluctuations in interest rates. In contrast, certain of the Company’s investments in residual interests in bond securitizations and the Company’s floating rate debt is directly impacted by fluctuations in market interest rates. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2006, the Company’s annual net interest income on these investments and debt would have decreased by $6.0 million and $9.9 million, respectively. As discussed above, the Company attempts to manage this interest rate exposure through a financial risk management strategy, which currently relies heavily upon the use of interest rate swaps. Including the effects of our interest rate hedges and using the same 100 and 200 basis point increases in interest rates, the decreases in net interest income noted above would have been reduced to $1.9 million and $3.1 million, respectively, as of December 31, 2006.

The interest required to be paid on certain of the Company’s senior interests in bond securitization trusts includes a remarketing spread over a floating market interest rate. This remarketing spread varies on a weekly basis and is not mitigated by the hedging instruments discussed above. As a result, changes in the remarketing spread could result in either an increase or decrease in the Company’s interest income and cash flows associated with its residual interests in bond securitizations. At December 31, 2006, the Company’s weighted average remarketing spread was 0.08%. If the remarketing spread had changed by 50% and 100% at December 31, 2006, and that change remained in effect for one year, the Company’s annual interest income on these investments would have decreased by $0.3 million and $0.6 million, respectively.

The Company’s investments in tax-exempt bonds, residual interests in bond securitizations, and investments in derivative financial instruments are carried at fair value. Significant changes in market interest rates could affect the amount and timing of unrealized and realized gains or losses on these investments. If interest rates had increased by 100 basis points and 200 basis points at December 31, 2006, the market value of these investments would have decreased by approximately $98 million and $203 million respectively. However, for the participating tax-exempt bonds for which the fair value is determined by discounting the underlying collateral’s expected future cash flows using current estimates of discount rates and capitalization rates, changes in market interest rates do not have a strong enough correlation to discount and capitalization rates from which to draw a conclusion. There are many mitigating factors to consider when determining what causes discount and capitalization rates to change, such as macroeconomic issues, real estate capital markets, economic events and conditions, and investor risk perceptions. Rising interest rate environments or changing investor perceptions of risk could reduce the demand for multifamily tax-exempt and taxable financing and tax credit equity investments, which could limit the Company’s ability to structure transactions. Conversely, falling interest rates may prompt historical renters to purchase homes, which could reduce the demand for multifamily housing.

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

Credit and Liquidity Risks

Substantially all of the Company’s investments lack a regular trading market and are relatively illiquid. This lack of liquidity could be exacerbated during turbulent market conditions or if any of the tax-exempt bonds become taxable or if investments go into default. If the Company were required to raise additional cash during a turbulent market, the Company might have to liquidate its investments on unfavorable terms. In addition, the illiquidity associated with the Company’s investments can result in increased volatility in the fair value of the Company’s investments, which could impact the Company’s balance sheet and other comprehensive income (loss).

There can also be significant credit risk assigned by investors to the types of investments held by the Company. The illiquid bond and residual bond assets and other investments held by the Company trade at yields that can be traced to spreads over “investment grade” instruments. On occasion there may be periods of market volatility during which investors demand an increased credit spread over “investment grade” investments for the investments owned by the Company. During these times, the market value of the Company’s bonds may decline significantly. If the investors’ required rate of return on the Company’s bonds had changed 100 basis points and 200 basis points at December 31, 2006, the market value of these bonds would have decreased by approximately 6% and 13%, respectively.

Under the terms of the Company’s interest rate swap agreements with counterparties and certain other transactions, the Company is required to maintain cash deposits with its counterparties (“margin call deposits”). The Company’s margin call deposits with counterparties were $1.4 million at December 31, 2006. There is a risk that the Company could be required to liquidate investments to satisfy margin calls on its interest rate swap contracts if interest rates rise or fall dramatically. If interest rates decreased by 50 and 100 basis points at December 31, 2006, the Company would be required to post additional margin call deposits of $11.7 million and $29.1 million, respectively. Longer term swaps are more sensitive to changes in interest rates, and the additional margin call exposure reported above assumes the changes in the values of the bonds being hedged do not offset any of the change in the value of the swap.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MuniMae, together with the report thereon of KPMG LLP dated February 11, 2009, are in Item 15. Exhibits and Financial Statement Schedules at the end of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2006, PwC was dismissed as our independent registered public accounting firm, effective immediately. The decision to change independent registered public accounting firms was recommended by our management and approved by the Audit Committee of our Board of Directors.

PwC’s initial audit report on our financial statements for the years ended December 31, 2005 and December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle. As noted below, the Audit Committee has subsequently determined that those reports along with the related financial statements should no longer be relied upon.

On September 13, 2006, we filed a Form 8-K with the SEC reporting that on September 7, 2006 the Audit Committee of our Board of Directors had concluded that our previously filed interim and audited financial statements for the years ended December 31, 2005, 2004 and 2003, and the first quarter of the year ended December 31, 2006 should be restated to reflect adjustments to correct certain errors and accordingly, should no longer be relied upon. On October 26, 2006, we filed a Form 8-K with the SEC in which we reported the dismissal of PwC as our independent registered public accounting firm. Our restated financial statements for the years ended December 31, 2005 and December 31, 2004 are being filed as part of this Report on Form 10-K and were also included in a Form 8-K filed with the SEC on February 12, 2009.

During the years ended December 31, 2005 and December 31, 2004 and through October 20, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on our financial statements.

During the years ended December 31, 2005 and 2004 and through October 20, 2006, there were no identified “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. There were, however material weaknesses in internal controls described in Item 9A. Controls and Procedures of our Report on Form 10-K for the year ended December 31, 2005 and in Item 4 of our Form 10-Q for the quarter ended March 31, 2006. These material weaknesses cover the following areas:

•	control environment;

•	ineffective financial reporting process;

•	accounting for tax credit equity business;

•	accounting for deferral and recognition of bond and loan origination fees and direct costs;

•	accounting for investments in partnerships using the equity method of accounting;

•	identification and valuation of derivative financial instruments; and

•	accounting for income taxes.

Management has noted that it believes the restatement described in our September 2006 Form 8-K was the result of additional material weaknesses. Management authorized PwC to respond fully to the inquiries of the successor accountant concerning the subject matter of each of the material weaknesses described in Item 9A. Controls and Procedures of our 2005 Report on Form 10-K.

PwC furnished a letter addressed to the SEC stating that it agrees with the above statements concerning PwC. A copy of such letter, dated October 20, 2006, was filed as Exhibit 16.1 to our Current Report on Form 8-K dated October 20, 2006.

Appointment of New Independent Registered Public Accounting Firm

On October 20, 2006, the Audit Committee approved the engagement of KPMG as our independent registered public accounting firm and on October 26, 2006, KPMG was so engaged. During the years ended December 31, 2005 and December 31, 2004 and through October 26, 2006, neither we nor anyone on our behalf consulted with KPMG regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by KPMG that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report, an evaluation was conducted under the supervision and with the participation of management, including the CEO and the then CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of material weaknesses in internal controls over financial reporting (the scope of which is discussed below), as well as our inability to file this Report on Form 10-K for the year ended December 31, 2006 within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Furthermore, management has subsequently concluded that our disclosure controls and procedures were not effective for our quarterly and annual reporting periods in 2007 and 2008 as we were not and will not be able to provide timely reporting for those periods as required by the SEC.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to upgrade our internal controls as necessary and appropriate for our business, but cannot provide assurance as to when such improvements will be sufficient to provide us with effective internal control over financial reporting.

Although management, with the participation of our CEO and CFOs, began an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Act”), management did not complete its assessment. Management utilized substantial internal resources and engaged nationally recognized outside consultants to assist in various aspects of its assessment and compliance efforts. Based on the material weaknesses identified, management concluded that in certain instances we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In addition, the restatement effort itself identified numerous internal control weaknesses that existed as of December 31, 2006. Had management completed its assessment, additional internal control weaknesses as of December 31, 2006 might have been identified.

Due to material weaknesses identified in our evaluation of internal control over financial reporting, we implemented additional procedures and reviews that we believe were sufficient to ensure that our consolidated financial statements, or restated consolidated financial statements at December 31, 2003 and for the years ended December 31, 2004, 2005 and 2006, are presented in accordance with GAAP.

These procedures included, among other things, evaluating and documenting all applicable accounting policies related to our businesses, evaluating the application of such accounting policies, including those that were revised as well as those that were not revised, and remeasuring our financial reporting results as needed, performing analytical reviews, substantiating journal entries to source documents and in some cases reconfirming balances with third parties to ensure the accuracy of our accounting records. In addition, we conducted a number of Disclosure Committee meetings involving senior executives of MuniMae to ensure the completeness and accuracy of the financial statements and related disclosures. Finally, our consolidated financial statements and restatement adjustments were reviewed with the Audit Committee of our Board of Directors.

A “material weakness” as defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5, “An Audit of Internal Control over Financial Reporting That is Integrated with an Audit of Financial Statements” (“Auditing Standard No. 5”) is “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.” A “deficiency” in internal control over financial reporting as defined by Auditing Standard No. 5 “exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.”

In connection with management’s assessment of our internal control over financial reporting, we identified the following deficiencies that when considered individually or in the aggregate resulted in material weaknesses in our internal control over financial reporting.

1.	Entity Level Control Environment. We did not maintain an effective entity level control environment, which is the foundation needed for effective internal control over financial reporting, as evidenced by the following weaknesses:

•	We focused disproportionately on an internal metric for assessing our performance, Cash Available for Distribution (“CAD”).

•	We did not effectively invest in our infrastructure and support functions. As we rapidly expanded in breadth and complexity in significant part by acquiring companies, we did not effectively invest sufficient resources related to accounting expertise, information technology and other supporting functions that would have improved our ability to prepare accurate and timely financial statements.

•	We did not effectively integrate our finance function with the business units so that business unit transactions were properly assessed from a GAAP accounting perspective.

•	We did not maintain sufficient, formalized, and effective accounting and reporting policies nor did we maintain adequate controls with respect to the review and supervision of our accounting operations.

•	Our internal audit function did not appropriately identify or address our risks, and it did not sufficiently document our processes and controls. We placed too great a reliance on nationally recognized consultants engaged to assist us in the design and assessment of our internal control over financial reporting and various aspects of our internal audit function and as a result we did not conduct a sufficient examination of our internal control environment. The ineffectiveness of our internal audit function adversely affected our ability to identify our control weaknesses and inhibited executive management’s and the Audit Committee’s ability to monitor and assess the performance of our internal control processes.

•	We placed too great a reliance on our prior independent registered public accountants and the fact that their auditors’ reports were unqualified for all periods in which they were our auditors, including all the annual periods that we have subsequently restated.

The entity level control environment weaknesses described above also contributed to the existence of the material weaknesses outlined below.

2.	Consolidation Accounting. We did not maintain effective controls over the accuracy of our accounting for our tax credit equity business and accounting for transactions where we assumed or acquired the general partner interest in Lower Tier Property Partnerships. More specifically, the consolidation accounting assessment related to these areas was not performed correctly and the revenue recognition related to the tax credit equity business needed to be corrected.

3.	Bond Accounting. We did not maintain effective controls over the determination of fair values related to our bond portfolio. More specifically, we did not review and validate the broker quotes supporting our bond values.

4.	Equity Method Accounting. We did not maintain effective controls to ensure accurate application of the equity method of accounting for investments in certain partnerships.

5.	Accounting for Derivatives. We did not maintain effective controls over the identification and valuation of certain derivative financial instruments.

6.	Accounting for Mortgage Servicing Rights. We did not maintain effective controls over the determination of fair value related to our mortgage servicing rights.

7.	Accounting for Loans. We did not maintain effective controls over the proper determination of: (1) loan classification; (2) loan loss reserves associated with loans held for investment; and (3) amortization of loan fees and costs.

8.	Purchase Accounting. We did not maintain effective controls over the determination of fair value and the purchase price allocation for business combinations. In addition, we did not maintain effective controls necessary to ensure proper impairment testing of goodwill and intangibles.

9.	Accounting for Property and Equipment, Payroll and Accounts Payable. We did not maintain effective controls over the accounting for property and equipment as well as payroll and accounts payable.

10.	Contract Compliance. We did not maintain internal controls sufficient to ensure that we complied with all of our contractual agreements. Specifically, we determined that during the second half of 2006 and the first half of 2007, we caused certain tax credit equity funds to hold cash reserves in bank accounts under arrangements that were inconsistent with the contractual requirements. These arrangements were terminated in 2007 and the funds were reimbursed.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the “Internal Control — Integrated Framework” issued by COSO. However, since management has not completed its assessment, we cannot provide assurance that the material weaknesses described above constitute a complete list of deficiencies. In addition, because management did not complete its assessment, KPMG issued an attestation report on our internal control over financial reporting in which it disclaimed an opinion on the effectiveness of our internal control over financial reporting included in Item 8. Financial Statements and Supplementary Data of this Report. In view of the weaknesses identified in our control over financial reporting, we established special processes, procedures and controls in order to prepare our restated consolidated financial statements for 2004 and 2005, including a cumulative adjustment to restate shareholders’ equity at December 31, 2003, and to prepare our 2006 consolidated financial statements. However, due to the magnitude of the effort (much of which was, by necessity conducted by consultants who were not previously familiar with the Company), including the consolidation of over 230 entities that were not previously consolidated, there were a number of deficiencies that were identified by our independent registered public accountants during their audit of these financial statements. Many of these deficiencies, such as an inadequate supervisory review process, constitute material weaknesses in our internal controls over financial reporting. Consequently, we implemented additional procedures and reviews that we believe were sufficient to provide a basis for certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with GAAP.

Remediation of Material Weaknesses

Management is responsible for maintaining effective internal control over financial reporting, including the adequacy of accounting resources and the quality of the financial reporting processes. In our Report on Form 10-K for the year ended December 31, 2005, we reported that we had determined there were material weaknesses in our internal controls and we were in the process of remediating these weaknesses. Subsequent to that filing we determined that we had additional weaknesses in our internal control environment. As a result we ceased our previously disclosed remediation efforts and re-assessed our processes and associated key controls. We engaged a nationally recognized consulting firm to help us review and formalize our accounting policies and procedures to ensure appropriate application of GAAP; replaced our previous registered independent public accounting firm with KPMG; and hired a new CFO, a new Senior Vice President and business unit financial officer and a new director of internal audit.

In this Report we have described material weaknesses in our internal control over financial reporting at December 31, 2006. Because of those material weaknesses, we were required to supplement our internal controls with substantive review procedures and in other ways, including in many instances reviewing source documents to be sure the accounting for the transactions that were the subject of those documents was correct, in order to ensure the accuracy of the financial statements at December 31, 2006 and for prior years that are included in this Report. We have been unable to focus significant resources on the remediation of our material weaknesses, because of the need to devote virtually all our accounting resources to restating our 2004 and 2005 financial statements and preparing our 2006 financial statements. In particular, we did not install systems and procedures that provide the necessary level of assurance regarding the accuracy of our financial reporting without the type of review process that had to be undertaken in connection with the preparation and audit of the financial statements that are contained in this Report. However, we have taken the following steps to remediate some of the material weaknesses, including many of the material weaknesses in the entity level control environment, described above:

•	We now focus all our attention on ensuring that our financial reporting is in accordance with GAAP, and we no longer view CAD as an important metric for evaluating our performance.

•	In late 2007, we hired a new CFO, a new Senior Vice President and business unit financial officer and a new Head of Internal Audit.

•	We have developed, adopted and documented formal accounting and reporting policies with respect to all the types of transactions and relationships that were relevant to our restated 2004 and 2005 financial statements and our 2006 financial statements. This includes policies regarding consolidation accounting, bond accounting, equity method accounting, accounting for derivatives, accounting for mortgage servicing rights, accounting for loans, purchase accounting, and accounting for property and equipment, payroll and accounts payable. We continue to develop formal accounting policies and procedures to ensure proper accounting for all aspects of types of transactions in which we might engage in the future but did not engage during 2004, 2005 or 2006 or prior years.

•	Although we used a large number of consultants in connection with the preparation of our 2006 and our restated 2005 and 2004 financial statements, we take responsibility for making the final determination of all matters relating to those financial statements, and management does not rely on the fact that an accounting treatment has been approved by an expert consultant as assuring that that accounting treatment is correct.

As a result of our efforts to sell and or exit many of our current business segments, we expect the scope and complexity of our finance and accounting related responsibilities and underlying processes to change significantly. Therefore, the level of remediation required will be dramatically impacted. Outlined below are additional remediation related steps that we will need to take in the future, but the scope of which will depend on the changes that are taking place in our business:

•	Revising our business methodology to integrate more effectively accounting implications in our evaluation of possible transactions.

•	Adopting additional accounting policies as necessary to ensure proper accounting treatment for aspects of transactions in which we engage in the future that are not covered by our existing accounting policies.

•	Revising our risk assessment processes to align them better with the changing nature and complexity of our various lines of business and with the way we will be assessing risk under Auditing Standard No. 5.

Despite the steps we have taken and intend to take to remediate the material weaknesses in our internal control over financial reporting at December 31, 2006 that we identified, there were material weaknesses in our internal control over financial reporting at December 31, 2007 and 2008. Accordingly, the preparation and audit of our consolidated financial statements at those dates will require significantly greater review of the accounting for individual transactions and other substantive procedures than would be required if we had had more effective internal controls over financial reporting at those dates.

Changes in Internal Controls over Financial Reporting

Although we began taking steps to remediate issues noted in our previous Form 10-K filing, during 2006 it became apparent that these steps would not be sufficient. Therefore, those remediation efforts were stopped and we reevaluated the remediation steps we would have to take. The subsequently identified steps, which are described above, had not been taken prior to December 31, 2006, and therefore did not impact the results of the assessment of the 2006 internal control environment.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are available on our website at www.munimae.com under “About MuniMae — Governance,” then “Corporate Governance Guidelines.” These Guidelines contain general principles regarding the function of our Board and Board committees. The Guidelines are reviewed on an annual basis by the Governance Committee of the Board, which submits to the Board for approval any changes deemed desirable or necessary.

Independence of Directors

Our Corporate Governance Guidelines require that a majority of the Board of Directors be comprised of independent directors. When those Guidelines were adopted, our shares were listed on the NYSE. Although our shares are no longer listed on the NYSE, the NYSE’s director independence guidelines are incorporated in our Corporate Governance Guidelines, which are used by the Board in making independence determinations. For a director to be considered independent under the Listing Standards of the NYSE, the Board must affirmatively determine that the director has no direct or indirect material relationship with MuniMae. The Board has determined that the following directors are independent: Charles C. Baum, Eddie C. Brown, Robert S. Hillman, Barbara B. Lucas, Douglas A. McGregor, Arthur S. Mehlman and Fred N. Pratt, Jr.

Qualification for Board Membership

The Board has the responsibility for nominating candidates for election to the Board and for filling vacancies on the Board as they arise. In evaluating potential candidates, the Board considers the qualifications listed in our Corporate Governance Guidelines including the requirement that nominees should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of the shareholders. Nominees are selected on the basis of their business and professional experience and qualifications, public service, diversity of background, and availability. In addition, in 2007 the Board established an expectation that each non-executive director will acquire, within three years after his or her election to the Board, a number of shares having a value at least equal to two-thirds of the fees earned in those three years (excluding Deferred Shares in the director’s deferred share account). However, certain directors have not yet met that expectation because we have not been current in filing reports with the SEC, and our directors have not been permitted to buy our shares since September 2006. Further, no MuniMae independent director may serve on the boards of more than four other publicly traded companies while serving on our Board and no Chief Executive Officer director may serve on the boards of more than two other publicly traded companies. All directors are in compliance with these requirements and expectations, except as described above.

Process for Nominating Potential Director Candidates

The Governance Committee of the Board is responsible for identifying, screening and selecting potential candidates for Board membership and for recommending qualified candidates to the full Board for nomination. In evaluating potential candidates, the Committee considers the qualifications listed in our Corporate Governance Guidelines. The Committee applies the same standards in evaluating candidates submitted by shareholders as it does in evaluating candidates submitted by other sources. Suggestions regarding potential director candidates, together with the supporting information concerning the potential candidate’s qualifications, should be submitted in writing to:

Governance Committee
Municipal Mortgage & Equity, LLC
c/o Corporate Secretary
621 East Pratt Street, Suite 300
Baltimore, Maryland 21202

Code of Ethics and Business Integrity

We have developed and adopted a Code of Ethics and Principles of Business Integrity that is applicable to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and to persons performing similar functions. The Code of Ethics and Principles of Business Integrity is available on our website and in print without charge, upon the request of any shareholder, by mail to our Corporate Secretary, Municipal Mortgage & Equity, LLC, at our Baltimore offices.

Executive Session

Pursuant to our Corporate Governance Guidelines, the independent directors of the Board meet in regularly scheduled sessions without the presence of management. The chair of these executive sessions is Mr. Pratt.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with one or more members of MuniMae’s Board by writing to the Board, or a specific director at:

Board of Directors (or specific director)
Municipal Mortgage & Equity, LLC
c/o Corporate Secretary
621 East Pratt Street, Suite 300
Baltimore, Maryland 21202

Available Information

Our website address is www.munimae.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Our website also includes our Corporate Governance Guidelines, Code of Ethics and the charters of our Audit Committee, Compensation Committee and Governance Committee. These documents are also available in print to any shareholder upon request.

Directors

The following is information as of December 31, 2006, about each person who was a director of MuniMae on that date, except as otherwise noted. All of these persons still are directors, and no other persons have been elected or nominated for election to the Board.

Charles C. Baum, (64), has been a director of MuniMae since 1996. Mr. Baum has been the President since 2004, and the Chief Financial Officer since 1973, of United Holdings Co., Inc., a company that invests in real estate and securities, and its predecessors. Mr. Baum is also a member of the board of directors of Gabelli Group Capital Partners, an investment advisory firm.

Richard O. Berndt, (64), has been a director of MuniMae since 1996. Since 1976, Mr. Berndt has been the Managing Partner of Gallagher Evelius & Jones LLP, a law firm engaged in the general practice of law. Mr. Berndt has been an attorney in that firm since 1968. Mr. Berndt is also a director of PNC Financial Services, Inc.

Eddie C. Brown, (66), has been a director of MuniMae since 2003. Mr. Brown is founder, President and Chief Executive Officer of Brown Capital Management, Inc., an investment management firm, which manages money for institutions and wealthy individuals. Mr. Brown has served in this capacity since July 1983. Mr. Brown is also a director of PNC Financial Services, Inc. and Brown Capital Management Inc.

Michael L. Falcone, (45), has been a director of MuniMae since 1999. Mr. Falcone has been the Chief Executive Officer and President of MuniMae since January 1, 2005. Prior to his appointment as our Chief Executive Officer, he served as Chief Operating Officer since 1997. Prior to joining MuniMae, he was a Senior Vice President of Shelter Development Corporation, where he was employed from 1983 to 1996.

Robert S. Hillman, (67), has been a director of MuniMae since 1996. Since 2005, Mr. Hillman has been the Secretary and Treasurer of Corridor Media, Inc. Since 1998, he has been the President of H&V Publishing, Inc., a publishing company.

Mark K. Joseph, (68), has been Chairman of the Board of MuniMae since 1996. From our founding in 1996 until January 1, 2005, he also served as our Chief Executive Officer. He also served as the President of the managing general partner of the SCA Tax-Exempt Fund Limited Partnership, our predecessor, from 1986 through 1996. Mr. Joseph is also a director of Provident Bankshares Corporation.

Barbara B. Lucas, (61), has been a director of MuniMae since August 1, 2005. Ms. Lucas has been a retired executive since May 2006. At the time of her retirement, Ms. Lucas was Senior Vice President of Public Affairs and Corporate Secretary of The Black & Decker Corporation, a manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology based fastening systems. Ms. Lucas was elected Senior Vice President of Public Affairs in December 1996 and had been Corporate Secretary since joining The Black & Decker Corp. in 1985. Ms. Lucas is also a director of Provident Bankshares Corporation.

Douglas A. McGregor, (64), has been a director of MuniMae since 1999. In 2002, Mr. McGregor retired as Vice Chairman and Chief Operating Officer of The Rouse Company, formerly a real estate development and management company, a position he held since 1998. Mr. McGregor had been with The Rouse Company since 1972. Mr. McGregor has extensive experience in real estate development and management.

Arthur S. Mehlman, (64), has been a director of MuniMae since 2004. Prior to his retirement in 2002, Mr. Mehlman had served as a partner at KPMG, an independent registered public accounting firm, since 1972, including serving as the partner in charge of KPMG’s audit practice for the Baltimore/Washington region. Mr. Mehlman is also a director of Legg Mason Funds and The Royce Funds.

Fred N. Pratt, Jr., (62), has been a director of MuniMae since 2003. Since November 2006, Mr. Pratt has been the President of Benchmark Assisted Living, a private company that operates senior living facilities. From 2003 to November 2006, Mr. Pratt provided real estate investing and consulting advice. Prior to that, Mr. Pratt co-founded the Boston Financial Group, a leading real estate investment manager, operator, and service provider that managed billions in real estate investments, which was acquired by Lend Lease

Corporation Limited, a leading international retail and residential property group, in 1999. Mr. Pratt served Lend Lease in several capacities including as Chief Executive Officer of Lend Lease Real Estate Investments (U.S.) from 2001 through 2003.

Board Committees

The Board of Directors has appointed the following Board Committees:

Audit Committee.  The Audit Committee assists the Board of Directors in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements, the financial reporting process, and internal controls over financial reporting;

•	the performance of our internal audit function;

•	the appointment, engagement and performance of our independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications and independence; and

•	compliance with our Code of Ethics and Principles of Business Integrity, and legal and regulatory requirements, including our disclosure controls and procedures.

In so doing, it is the responsibility of the Audit Committee to maintain free and open communication between the Committee, the independent registered public accounting firm, the internal auditors, and our management and to resolve any disagreements between management and the independent registered public accounting firm regarding financial reporting. The Committee also performs other duties and responsibilities set forth in a written Charter approved by the Board of Directors. The Charter of the Audit Committee is available on MuniMae’s website at www.munimae.com under “About MuniMae — Governance,” then “Audit Committee.” The Audit Committee held 12 meetings during fiscal 2006.

The Board and the Governance Committee have determined that all members of the Committee satisfy the independence requirements of the NYSE’s Listing Standards, the rules adopted by the SEC and our Corporate Governance Guidelines. No member of the Audit Committee is to serve on the Audit Committee of more than three public companies, including MuniMae, and in 2006 no member of the Audit Committee served on the audit committee of any other public company except that Mr. Mehlman is chairman of the audit committee of The Legg Mason Funds and a member of the audit committee of The Royce Funds. The Board of Directors has also determined that Mr. Mehlman qualifies as an “audit committee financial expert” under SEC rules. During fiscal 2006, membership on the Committee consisted of Mr. Pratt, who served as Chairman, and Messrs. Baum, Brown, Hillman and Mehlman.

Compensation Committee.  The Compensation Committee of the Board of Directors has the following principal duties and responsibilities:

•	review our executive compensation policy and programs to ensure that they (1) effectively motivate the CEO and other executive officers and key employees to achieve our financial goals and strategic objectives; (2) properly align the interests of these employees with the long-term interests of our shareholders; and (3) are sufficiently competitive to attract and retain the executive resources necessary for the successful management of our businesses;

•	review trends in management compensation, oversee the development of new compensation plans (including performance-based, equity-based and other incentive programs as well as salary, bonus and deferred compensation arrangements) and, when appropriate, make recommendations to the Board regarding new plans and revisions to existing plans;

•	annually review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers and key employees, evaluate the performance of such individuals and approve the compensation for such individuals;

•	annually evaluate the compensation of the members of the Board; and

•	review our management succession plan for the Chief Executive Officer and other executive officers and key employees.

These duties and responsibilities are set forth in a written Charter of the Committee which has been approved by the Board of Directors and is available on our website at www.munimae.com under “About MuniMae — Governance,” then “Compensation Committee.”

Pursuant to the Charter, the Committee has the authority to delegate certain of its responsibilities to a subcommittee. The Committee has the authority to administer our equity plans for the Chief Executive Officer and other executive officers. The Committee is responsible for all determinations with respect to participation, the form, amount and timing of any awards to be granted to any such participants, and the payment of any such awards. Our Senior Staff have the authority to administer our equity plans for all other participants.

Our Chief Executive Officer provides recommendations to the Compensation Committee with respect to the wage level, base salary amounts, performance targets for annual incentive and long-term incentive bonus programs, and any adjustments to the cash value for equity grants for each named executive officer other than himself. These compensation recommendations are based on the peer group market data reviewed by the Committee and the Chief Executive Officer’s subjective review of each officer’s overall performance and contribution to MuniMae during the prior year. While the Committee considers the recommendations of the Chief Executive Officer with respect to these elements of compensation, the Committee independently evaluates the recommendations and makes all final compensation decisions. The Chief Executive Officer does not make any recommendations as to his own compensation and such decisions are made solely by the Compensation Committee. For additional information on our Chief Executive Officer’s role in recommending the amount or form of executive compensation during fiscal 2006, see the Compensation Discussion and Analysis below. Other than our Chief Executive Officer, no other executive officer of MuniMae had any role in determining or recommending the amount or form of executive officer or director compensation during fiscal 2006.

Pursuant to its Charter, the Committee has the sole authority to retain and terminate the services of any outside compensation consultants. During fiscal 2006, the Compensation Committee retained FPL Consulting (“FPL”) to provide advice to the Committee on general program design and best practices, as well as to assist the Committee in ensuring our executive compensation programs and the levels of compensation paid to our executive officers were competitive with a peer group of companies. FPL reported directly to the Committee. While FPL performed the general competitive review, as requested by the Committee, FPL did not determine or recommend any amount or form of executive officer compensation to the Committee.

During fiscal 2006, membership on the Compensation Committee consisted of Mr. Hillman, who served as Chairman, and Messrs. Baum and McGregor, and Ms. Lucas. All members of the Committee qualify as independent directors under our Corporate Governance Guidelines and the NYSE’s Listing Standards. The Compensation Committee held seven meetings during the 2006 fiscal year.

Governance Committee.  The Governance Committee assists the Board by:

•	developing and implementing corporate governance guidelines;

•	identifying and recommending qualified individuals to serve as members of the Board;

•	evaluating and recommending the size and composition of the Board and its Committees (including making determinations concerning composition of the Board and its Committees under the applicable requirements of the SEC and the NYSE); and

•	monitoring a process to assess the effectiveness of the Board and its Committees.

The Committee is also responsible for performing other duties and responsibilities set forth in a written Charter approved by the Board of Directors. The Charter of the Committee and our Corporate Governance Guidelines are available on our website at www.munimae.com under “About MuniMae — Governance,” then “Governance Committee.” During fiscal year 2006, membership of the Committee consisted of Mr. McGregor, who served as Chairman, and Messrs. Baum and Hillman. The Committee held four meetings during the 2006 fiscal year. All members of the Committee qualify as independent directors under our Corporate Governance Guidelines and the NYSE Listing Standards.

Director Attendance at Meetings

During fiscal year 2006, there were 12 meetings of the Board. Each Director attended at least 75% of the total number of meetings of the Board and each of the Board Committees on which he or she served.

Non-Director Executive Officers

The following is information about each person who was an executive officer of MuniMae on December 31, 2006 and was not a director. Except as noted, the information is provided as of December 31, 2006.

Earl W. Cole, III, (53), is an Executive Vice President of MuniMae responsible for Credit and Portfolio Management, and has been since 2004. Since December 2008, Mr. Cole has been responsible for MMA Realty Capital. In addition, Mr. Cole is the Company’s Chief Credit Officer and Head of Credit Strategy. Prior to assuming his current roles, Mr. Cole oversaw the loan servicing and construction management of MuniMae’s real estate Portfolio Management and Asset Management functions. Mr. Cole joined our predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1989 and has served in various leadership positions with MuniMae since 1996. Prior to joining SCA, Mr. Cole worked for the U.S. Department of Housing and Urban Development for 13 years, where he was engaged in a number of activities, including loan origination and servicing and community planning and development. Mr. Cole is a graduate of the University of Maryland with a B.A. in Economics.

Frank G. Creamer, Jr., (60), was an Executive Vice President of MuniMae responsible for capital partner relationship management, business development and capital raising until he departed in March 2009. He joined MuniMae in 2004. From 2000 until his joining MuniMae, Mr. Creamer headed marketing for the commercial credit group of Lend Lease while also managing a number of key client relationships within the financial institutions sector. In addition, he managed Lend Lease’s high yield debt programs. Until 2000, Mr. Creamer was an owner and principal of Creamer Vitale Wellsford, the successor firm to a real estate consulting company he founded in 1990. Mr. Creamer is a member of the Real Estate Roundtable and the immediate past chair of its tax committee, is an advisory committee member of Massachusetts Institute of Technology’s Center for Real Estate and is a council member for the Urban Land Institute.

Melanie M. Lundquist, (44), was an Executive Vice President and our Chief Financial Officer through July 2007. Ms. Lundquist joined MuniMae in March 2005 as Senior Vice President and Chief Accounting Officer and became an Executive Vice President and Chief Financial Officer effective January 1, 2006. From 1991 until she joined MuniMae, Ms. Lundquist worked for The Rouse Company where she held numerous roles, the last of which was Senior Vice President and Corporate Controller.

Gary A. Mentesana, (42), is an Executive Vice President of MuniMae and has been responsible for Corporate Capital since February 2008. He has been an Executive Vice President of MuniMae since 2003 and has been in various leadership positions since joining MuniMae in 1996. From 2006 until his current appointment, he was responsible for MMA Financial. Prior to that, from 2003 to 2006, he was responsible for MuniMae’s tax-exempt bond group and prior to 2003, Mr. Mentesana was MuniMae’s Senior Vice President, and Chief Capital Officer. Mr. Mentesana also served as Chief Financial Officer from 1998 through 2001. Mr. Mentesana joined MuniMae in 1996 when we succeeded the SCA Tax-Exempt Fund Limited Partnership, whom he had been with since 1988. Before SCA, Mr. Mentesana was an active Certified Public Accountant and worked for Coopers and Lybrand. Mr. Mentesana graduated from the University of Rhode Island.

Anthony Mifsud, (42), was the Treasurer and a Senior Vice President of MuniMae from September 2005 until his resignation in September 2007. From January 2005 until he joined MuniMae in September of that year, Mr. Mifsud was the Vice President of Financial Management for Enterprise Social Investment Corporation. Mr. Mifsud was with The Rouse Company from 1990 to 2005. While with The Rouse Company he held numerous leadership roles. His last position with The Rouse Company was Vice President and Assistant

Treasurer responsible for raising capital in the forms of mortgage loans, venture agreements and corporate debt.

Jenny Netzer, (51), was an Executive Vice President of MuniMae responsible for developing new products until her departure in February 2009. Ms. Netzer joined MuniMae in July 2003 as a result of our acquisition of Lend Lease’s tax credit business, and through December 2005 she led our tax credit equity syndication business. Ms. Netzer joined Lend Lease through its 1999 acquisition of Boston Financial, where she had been since 1987. At Boston Financial, Ms. Netzer led the housing tax credit business and new business initiatives and managed the firm’s asset management division. Prior to Boston Financial, Ms. Netzer was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth’s health care and public pension program budgets. In addition, she was assistant controller at Yale University and a member of the Watertown Zoning Board of Appeals. Ms. Netzer received her undergraduate degree from Harvard University and her Masters Degree in Public Policy from Harvard’s Kennedy School of Government.

Charles M. Pinckney, (48), was from July 2007 until his departure in December 2008, our Chief Operating Officer and interim head of MMA Realty Capital. In addition, he served as interim Chief Financial Officer from July 2007 to November 2007. From the time he joined MuniMae until July 2007, Mr. Pinckney served as head of MMA Realty Capital. Mr. Pinckney joined MuniMae in 2000 when we purchased Whitehawk Capital, a business Mr. Pinckney co-founded and that was engaged in structured finance activities. Mr. Pinckney received his undergraduate degree from The Citadel and a Master’s in Business Administration from Duke University’s Fuqua School of Business.

Changes in Executive Officers Since December 31, 2006

Ms. Lundquist resigned from her positions as an Executive Vice President and Chief Financial Officer in July 2007 and Mr. Mifsud resigned from his positions as a Senior Vice President and the Treasurer in September 2007. In June 2007, Rick Brown became an Executive Vice President in charge of human resources. Mr. Brown’s employment terminated in April 2009, after the closing of the Company’s sale of its Renewable Energy business. In July 2007, Charles Pinckney became our Chief Operating Officer and our interim Chief Financial Officer and then in November 2007, David Kay became Executive Vice President and Chief Financial Officer. Matthew Cheney became our Executive Vice President and the Chief Executive Officer of MMA Renewable Ventures in 2006. Mr. Cheney’s employment terminated on April 1, 2009, upon the first closing in the Company’s sale of its Renewable Energy business. In 2008 Jeffrey Muller became our Treasurer. Mr. Pinckney resigned from his position as Chief Operating Officer in December 2008. Ms. Netzer resigned her position as Executive Vice President in February 2009. Mr. Creamer’s employment terminated upon the expiration of his employment agreement on March 31, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of changes in ownership of our equity securities with the SEC and the NYSE. SEC regulations require that directors and executive officers furnish to us copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of the reports that were furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, we have identified a total of 16 late filings involving ten of our directors and executive officers: (1) Mr. Thor had a late Form 3 filing, (2) Mrs. Netzer and Messrs. Berndt, Brown, McGregor, Joseph and Pratt each filed amended Forms 4 resulting in those forms being considered untimely and (3) Mrs. Lucas (one late filing), Messrs. Baum (one late filing), Berndt (one late filing), Brown (one late filing), Hillman (one late filing), Joseph (two late filings), McGregor (one late filing) and Pratt (one late filing) also had late Form 4 filings. These late filings were due to administrative error from internal staffing changes, which have since been addressed.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide our shareholders with the information necessary for understanding the compensation policies and decisions material to the compensation of our named executive officers during 2006 only. The compensation details are reflected in the compensation tables and accompanying narratives which follow in this Form 10-K.

Our Executive Compensation Objectives and Process

Our compensation program for our senior management team, including the named executive officers in the following tables, is comprised of an annual salary plus a combination of cash and equity-based incentive awards and a limited number of personal benefits. Our compensation philosophy is defined by the following objectives:

•	To pay competitively as compared to professionals performing similar functions at companies similar to ours, in order to attract and retain our executive talent.

•	To also take into consideration an executive’s relevant experience, individual performance, and impact on the accomplishment of our company-wide financial goals and strategic objectives.

•	That a substantial portion of each executive’s total compensation should be “at risk” and based on the achievement of certain company financial and individual performance goals over both the short and longer-term as a means of encouraging continued loyalty and effort.

The Compensation Committee of our Board of Directors administers the compensation program for our executive officers, including the Chief Executive Officer and the other named executive officers. The Committee applies the philosophy and objectives listed above equally to each of the named executive officers, including our Chief Executive Officer. In order to achieve the above objectives, the Compensation Committee considers the following factors:

•	an annual compensation and market review by the Committee;

•	an internal equity analysis, based on our internal wage approach for all of our employees including the named executive officers; and

•	the recommendations of the Chief Executive Officer with respect to the compensation of each of the named executive officers other than himself, as discussed more fully below.

Compensation and Peer Group Review

Our compensation program is evaluated in the context of compensation elements and amounts being paid by reasonably similar companies. In the past and for 2006, the Compensation Committee conducted a review of the compensation elements and amounts of “peer” companies. We believe these companies appropriate for our compensation evaluations because the executive positions in these organizations are similar in responsibility to, and within the same general industry as, our executives. We consider these companies as our “peer group,” and for fiscal 2006, they were as follows:

American Home Mortgage Investment Corp.	CharterMac (now known as Centerline Holding Co.)	MFA Mortgage Investments, Inc. (now known as MFA Financial, Inc.)
CapitalSource Inc.	Annaly Capital Management, Inc.	Fieldstone Investment Corporation
Impac Mortgage Holdings, Inc.	iStar Financial Inc.	Capital Trust, Inc.
MortgageIT Holdings, Inc.	NorthStar Realty Finance Corp.	NovaStar Financial, Inc.
RAIT Investment Trust	Redwood Trust, Inc.

In the second half of 2006, the Compensation Committee retained FPL Consulting, a compensation consulting firm, to conduct a study of our compensation practices, including a competitive benchmarking analysis of the compensation we were providing to individuals or with regard to positions compared with compensation being paid by a group of reasonably similar benchmark companies, and to make recommendations regarding design considerations for a compensation program going forward. FPL submitted a report in January 2007, which our Compensation Committee determined should be viewed as a general guideline for our compensation philosophy going forward.

We target total annual cash compensation, which consists of annual base salary and an annual performance-based cash bonus, at the 50th percentile of the peer group to reflect the typical benefit level of these market companies. Long-term compensation for our named executive officers, which is comprised of equity-based awards, is also targeted at the 50th percentile of the peer group. During fiscal year 2006 actual total annual cash compensation was slightly above or at the 50th percentile, and actual long-term compensation was substantially below the 50th percentile.

Internal Equity.  The compensation of every MuniMae employee, including each named executive officer, is influenced by our internal wage approach that all employees with similar responsibilities are paid similarly, resulting in fairness among all employees. Selection of the compensation elements and amounts of every employee, including each named executive officer, is determined by the level of responsibility of the position held by the employee.

CEO Recommendations.  Mr. Falcone, our Chief Executive Officer during fiscal year 2006, provided recommendations to the Compensation Committee with respect to the base salary increases, performance targets for the annual incentive bonus, and equity grants for each named executive officer other than himself. Mr. Falcone based his 2006 compensation recommendations on his subjective review of each officer’s overall performance and contribution to MuniMae during the prior year. While the Committee considers the recommendations of the Chief Executive Officer with respect to these elements of compensation, the Committee independently evaluates the recommendations and makes all final compensation decisions. The compensation of Mr. Falcone as Chief Executive Officer, including base salary amounts, performance targets for annual incentive bonus and equity grants are decided by the Compensation Committee in executive session.

Elements of our Executive Compensation Program

Overview.  In 2006, the primary elements of the compensation earned by each of our named executive officers were reflected in their individual employment agreements and consisted of:

•	base salaries;

•	annual incentive bonuses, a cash bonus based on threshold, target and superior performance achievement; and

•	long-term incentive awards, usually in the form of restricted shares that vest over a period of years, and to a lesser extent, options, that also vest over a period of years.

The Committee reviews total compensation, consisting of annual base salary and incentive bonus, as well as our total long-term incentive opportunities, on an annual basis for purposes of determining whether the total compensation is competitive with the programs offered by the peer group of companies above described. The Compensation Committee reviews and approves each element of compensation separately, and, if necessary, makes adjustments to individual elements of compensation to achieve total compensation that is competitive with our peer group. See above under “Compensation and Peer Group Review.”

Base Salaries.  Each named executive officer has an established base salary consistent with the objectives discussed above and reflected in his or her employment agreement. Annual adjustments to base salary ranges are generally determined using a review of market positioning versus our peer group for our specific executive positions and the Committee’s and Chief Executive Officer’s (for each named executive officer other than himself) subjective review of the executive’s relevant experience, individual performance, and impact on the accomplishment of our company-wide financial goals and strategic objectives.

Based on the general compensation review for determining 2006 base salaries, the Committee determined that base salaries for senior executives within our peer group were expected to increase by approximately 3.0% generally in line with the market. Mr. Falcone received a 5.0% increase in base salary pursuant to his employment agreement. Each of the other named executive officers received greater than market increases in base salary, pursuant to their employment agreements and/or as a result of significant changes in their responsibilities. Messrs. Pinckney and Mentesana, as heads of business units received an 8.4% increase in base salary, Ms. Lundquist as Chief Financial Officer received a 20.0% increase in base salary and Ms. Netzer as head of new business initiatives received an 8.0% increase in base salary.

Annual Incentive Bonus.  The annual incentive bonus is designed to provide our named executive officers with the potential to earn additional annual cash compensation. The annual incentive bonus consists of threshold, target and superior payout amounts and is subject to the achievement of certain annual individual, company and, as appropriate, business unit financial performance goals which are established before, or shortly after, the beginning of each fiscal year. The individual performance goals vary significantly from executive to executive due to differences in the duties and responsibilities of particular executives and are established collaboratively through discussion between the executive, the Chief Executive Officer and the Committee. The principal metric of company-wide and business unit financial performance that has historically been used in evaluating whether and to what extent our senior executives achieved the established performance goal is Cash Available for Distribution, or CAD, per share. With respect to a named executive officer directly responsible for a particular business unit, his or her annual incentive bonus is based in part on the achievement of CAD goals relating to that business unit, as well as MuniMae’s CAD per share performance goals. The following table sets forth the performance metric and respective weight allocated to each metric, as applicable for each named executive officer’s 2006 annual bonus:

Name	Performance Metric

Mr. Falcone	80% company-wide, 20% individual
Ms. Lundquist	80% company-wide, 20% individual
Mr. Pinckney	33% company-wide, 33% business unit, 33% individual
Ms. Netzer	33% company-wide, 33% business unit, 33% individual
Mr. Mentesana	33% company-wide, 33% business unit, 33% individual

CAD is a non-GAAP measure that is intended to measure cash that we could distribute to our shareholders or could reinvest in our businesses. Because CAD is not a GAAP measure, there is no external guidance as to how it should be measured. Instead, we established our own guidelines as to how we calculate CAD, and our CAD Committee, which includes our Chief Financial Officer, Controller and other executive officers, met periodically to review those guidelines and determine how they should be applied to particular circumstances. The method of calculation we use for CAD may differ significantly from the way other companies, including companies in our peer group, calculate what they refer to as Cash Available for Distribution.

The CAD performance goals are based upon the company-wide CAD per share and business unit CAD goals in our annual business plan as approved by the full Board. Factors considered by the Board in determining those CAD performance goals include historical CAD growth rates for MuniMae and its peer group, the economic environment at the time and factors specific to us. For fiscal year 2006, our stated objective was to grow CAD per share in the range of 4% to 10% per year. In recognition of the difficulty of achieving CAD growth goals, the Committee believes that it is appropriate to reward performance at the top end of the range. The bonus potential under our annual incentive program is reflected in the named executive officer’s individual employment agreement. For 2006, the Committee established the following bonus payment levels for CAD growth ranging from 4% to 10%:

Growth Goal	CAD Growth	Mr. Falcone	Ms. Lundquist	Mr. Pinckney	Ms. Netzer		Mr. Mentesana

Threshold	4%	$120,000	$75,000	$275,000	Up to		$275,000
Target	6%	310,000	to	425,000	$292,500	(1)	425,000
Superior	10%	467,500	$150,000	575,000			575,000

(1)	Ms. Netzer’s employment agreement also provided for up to $200,000 for superior business unit performance.

We expect in the future to use a different metric than CAD to measure the quantitative aspects of our executives’ and other employees’ performance.

In the Committee’s evaluation of Mr. Falcone’s performance, they placed particular emphasis on the qualitative elements of Mr. Falcone’s performance, such as leadership and successful acquisitions, in determining his annual incentive bonus of above target. Ms. Lundquist’s award was based upon achieving superior performance, with the effect of maximizing the compensation to which she was eligible with regard to 2006. We did so (1) in an effort to bring her compensation closer to the targeted 50th percentile of the peer group (her compensation was substantially less primarily because it had been decided prior to her promotion to Chief Financial Officer); (2) in recognition of the extraordinary efforts required of her during the very difficult process of restating our financial statements and her value to MuniMae; and (3) as an incentive to remain with MuniMae. The fiscal 2006 annual incentive bonus for each named executive officer is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentive Awards.  We offer long-term incentive compensation opportunities because we believe it encourages continued loyalty and motivates employees to continue to perform at a high level over a multi-year period. We grant our senior management, including each of the named executive officers, awards consisting of one-third cash and two-thirds deferred shares. In addition and to a lesser extent, we occasionally grant members of our senior management awards of options. The deferred shares typically vest 25% on the date of grant and then 25% on each of the first, second and third anniversaries of the date of the grant. When options are awarded, they typically vest equally over three years, expire in 10 years and have an exercise price equal to 100% of the fair market value of our shares on the date of the grant.

We grant equity awards to our senior executives, including our named executive officers, annually upon recommendation of the Committee. The Committee determines the dollar amount that is to be awarded and the form in which the award is to be made for each executive. The number of deferred shares and/or options granted is based on the cash value awarded to the executive divided by the closing price of our Common Stock, or the value of an option, on the date the Committee’s approval of the award. We have tended to compensate senior executives on the basis of their current performance without regard to the extent to which they have potential gains with regard to equity incentive awards they received in prior years. We view gains or losses in the value of prior years’ equity awards to be an element of the prior years’ compensation, not the current year’s compensation.

The Board approved an award to Mr. Falcone of long-term incentive compensation for 2006 of $385,000, consisting 30% of cash and 70% of deferred shares, one-fifth of which would have vested upon being awarded and one-fifth of which would have vested over each of the following four years, except that no portion of the long-term compensation was to vest until we filed this Form 10-K for fiscal year 2006. However, Mr. Falcone subsequently waived his entire right to that long-term compensation award. As with her annual incentive bonus and for the same reasons discussed above, Ms Lundquist’s equity award was based upon achieving superior performance, with the effect of maximizing the compensation to which she was eligible with regard to 2006. For the equity awards made to our other named executive officers in 2006, see the “Grants of Plan-Based Awards Table” below.

Personal Benefits.  During fiscal 2006, each of the named executive officers were entitled to receive personal benefits available to every employee of MuniMae consisting of a paid time off, health, disability and life insurance, 401(k) with MuniMae contributed matching up to $2,500 per year and similar standard benefits. The named executive officers were not entitled to, and did not receive, any personal benefits or perquisites not available to all employees who worked at least 30 hours per week.

Post-Employment.  Most of our senior executives have employment agreements or non-competition agreements that contain provisions making long-term incentive awards vest upon a termination of employment shortly before or after a change of control of us, other than a voluntary termination by the employee without “good reason” or a termination by us for cause. A change of control without a termination of employment would not eliminate or change vesting requirements.

Share Ownership.  In 2006, we had no policies regarding share ownership by employees. We did have a policy prohibiting employees from doing short sales of our shares or from engaging in transactions in puts, calls or other derivative securities involving our shares on an exchange or in any other organized market (which did not affect their right to receive and exercise employee share options). Our policy also discouraged hedging transactions involving our securities and required that any employee who wants to engage in a hedging transaction obtain pre-approval from our general counsel in his role as insider trading compliance officer.

Tax and Accounting Considerations — Performance-Based Compensation — Section 162(m).  The Compensation Committee annually reviews and considers the deductibility of the compensation paid to our top ten executive officers, which includes each of the named executive officers, under Section 162(m) of the Internal Revenue Code. Pursuant to Section 162(m), compensation paid to certain executive officers in excess of $1,000,000 is not deductible unless it qualifies as “performance-based compensation.” The Committee endeavors to structure the executive compensation program so that each executive’s compensation will generally be fully deductible. From time to time, however, the Committee may approve compensation that exceeds the $1.0 million limitation under Section 162(m) in order to provide competitive levels of total compensation for our executive officers. For fiscal 2006, we did not have any named executive officer’s compensation exceed the Section 162(m) limitation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis that appears above. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Respectfully submitted,

Robert Hillman, Chairman
Charles C. Baum
Barbara Lucas
Douglas A. McGregor

Summary Compensation Table

The following table sets forth the compensation information for each of our last three fiscal years with regard to our chief executive officer, and each of the other four most highly compensated executive officers who were executive officers at December 31, 2006. In reviewing this information, it is important to understand that some of the Stock Awards and Non-Equity Incentive Plan Compensation listed opposite the name of an executive officer, although they were earned in 2006, have not yet been issued and are still subject to a vesting schedule.

						Non-equity
				Stock		Incentive Plan
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)		Compensation (3)	Total

Michael L. Falcone	2006	$446,250	$300,000	$66,647		$33,353	$846,250
CEO and President	2005	423,007	300,000	233,331		66,667	1,023,005
	2004	262,500	525,000	125,000		62,500	975,000
Melanie M. Lundquist	2006	275,000	125,000	100,000		—	500,000
CFO and Executive Vice	2005	200,961	—	499,984	(4)	—	700,945
President (resigned 07/27/07)	2004	—	—	—		—	—
Charles M. Pinckney	2006	325,000	160,000	—		—	485,000
COO (resigned 12/31/08)	2005	286,539	160,000	133,331		66,667	646,537
	2004	262,500	399,998	149,981		50,000	862,479
Jenny Netzer	2006	292,500	325,000	240,000		—	857,500
Executive Vice President	2005	313,573	525,000	—		—	838,573
(resigned 02/06/09)	2004	291,278	499,000	133,328		66,667	990,273
Gary A. Mentesana	2006	325,000	150,000	66,647		33,353	575,000
Executive Vice President	2005	289,231	300,000	66,666		33,333	689,230
	2004	270,000	233,330	66,664		33,333	603,327

(1)	Amounts represent the cash awards earned by the named executive officer under our performance-based annual incentive bonus. For a discussion of the grant of these awards, see the “Grants of Plan-based Awards Table” and accompanying footnotes below. For a discussion of the performance goals relating to these awards, see “Compensation Discussion & Analysis — Annual Incentive Bonus” above.

(2)	Amounts include the cash and deferred share awards earned by the named executive officer under our performance-based long-term compensation. The awards vest one-fourth on the award date and one-fourth on each of the first three anniversaries of that date. The awards are payable on each vesting date 30% in cash and 70% with our common share or 100% with our common shares. The cash components are included under Non-Equity Incentive Plan Compensation and the deferred shares components are included in Stock Awards. Amounts include the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2006 for each named executive officer, as computed in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), disregarding any estimates of forfeitures relating to service-based vesting conditions. Amounts in the “Stock Awards” column reflect total expense related to grants of deferred shares pursuant to our 2004 Share Incentive Plan. For a discussion of the assumptions used in the valuation of the awards included in the “Stock Awards” column, see “Notes to Consolidated Financial Statements-Note 16, Stock-Based Compensation.”

(3)	Amounts include the 30% cash portion of the deferred share awards earned by the named executive officer under our performance-based long-term compensation. The cash vests along with the shares, both vesting one-fourth on the award date and one-fourth on each of the first three anniversaries of that date.

(4)	Includes a deferred share award in the amount of $499,984, payable in two equal annual installments, granted to Ms. Lundquist at the time she entered in to her employment agreement.

Grants of Plan-Based Awards

The following table contains information regarding plan-based awards granted to the named executive officers during 2006.

						All Other
						Options
			Estimated			Awards:			Grant Date
			Payouts Under	All Other		Number of	Exercise or		Fair Value of
			Non-Equity	Stock Awards:		Securities	Base Price of		Stock and
		Approval	Incentive Plan	Number of		Underlying	Options		Options
Name	Grant Date	Date	Awards (2)	Shares (1)		Options (2)	Awards (3)		Awards (4)

Michael L. Falcone	04/07/06	04/05/06	$325,000			201,863	$26.50		$325,000
	03/17/06			2,515			26.50		66,647
Melanie M. Lundquist	03/17/06			3,773			26.50		99,985
Charles M. Pinckney	04/05/06	04/05/06	200,000			124,224	26.71	(6)	200,000
Jenny Netzer	03/17/06			9,056	(5)		26.50		239,984
Gary A. Mentesana	04/07/06	04/05/06	100,000			62,112	26.50		100,000
	03/17/06			2,515			26.50		66,647

(1)	Amounts shown reflect deferred shares portion of awards under the 2004 Share Incentive Plan. These deferred shares vest based upon the executive’s continued service to MuniMae and vest one fourth on the award date and one-fourth on each of the first three anniversaries of that date; subject to certain acceleration provisions of the Plan, as discussed under “Potential Payments upon Termination or Change in Control” below. Awards for Messrs. Falcone and Mentesana are payable on each vesting date 30% in cash and 70% with shares of our Common Stock. Award for Ms. Lundquist and Ms. Netzer are payable on each vesting date 100% with our shares of our Common Stock. In addition, 1,886 shares of Ms. Lundquist award were forfeited upon her resignation on July 27, 2007.

(2)	Amounts shown include awards of stock options under the 2004 Share Incentive Plan. These stock options vest based upon the executive’s continued service to MuniMae and vest one-fourth on the award date and one-fourth on each of the first three anniversaries of that date.; subject to certain acceleration provisions of the Plan, as discussed under “Potential Payments upon Termination or Change in Control” below.

(3)	The exercise price of the stock options is equal to the closing price of MuniMae Common Stock on April 6, 2006, unless otherwise noted.

(4)	Amounts represent the cumulative grant date fair value of each equity award granted during fiscal 2006 for each named executive officer, as computed in accordance with SFAS 123(R). For a discussion of the assumptions used in the valuation of the awards included in the “All Other Stock Awards” and “All Other Option Awards” columns, see Note 16 to our 2006 audited financial statements.

(5)	Amount represents an original award issued on March 17, 2006 that was subsequently amended to provide for an additional 4,025 common shares over the life of the award.

(6)	The exercise price of Mr. Pinckney’s stock options is equal to the closing price of MuniMae Common Stock on April 4, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at December 31, 2006, including stock option awards and unvested deferred shares.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities			Option
	Underlying	Underlying			Expiration Date	Number of		Market Value of
	Unexercised	Unexercised		Option	and Vesting	Shares That		Shares That
	Options	Options		Exercise	Date, As	Have Not		Have Not
Name	Exercisable	Unexercisable		Price	Applicable	Vested		Vested (1)

Michael L. Falcone	50,466	151,397	(2)	$26.50	04/07/16
						2,513	(3)	$80,919
						1,202	(4)	38,704
						1,837	(5)	59,151
						2,635	(6)	84,847
						1,886	(7)	60,729
Melanie M. Lundquist						2,829	(8)	91,094
						2,461	(9)	79,244
Charles M. Pinckney	31,056	93,168	(2)	26.71	04/07/16
						962	(4)	30,976
						2,635	(6)	84,847
						6,769	(10)	217,962
Jenny Netzer						1,282	(4)	41,280
						6,792	(7)	218,702
						4,923	(11)	158,521
						3,953	(6)	127,287
Gary A. Mentesana	15,528	46,584	(2)	26.50	04/07/16
						1,256	(3)	40,443
						641	(4)	20,640
						1,317	(6)	42,407
						1,886	(7)	60,729
						3,046	(11)	98,087

(1)	Market value calculated by multiplying the closing market price of MuniMae’s Common Stock on December 31, 2006, or $32.20, by the number of unvested deferred shares.

(2)	The remaining unvested stock options vested/will vest in equal increments on February 1, 2007, 2008 and 2009.

(3)	The remaining unvested deferred shares vested on January 9, 2007.

(4)	The remaining unvested deferred shares vested on February 1, 2007.

(5)	The remaining unvested deferred shares vested in equal increments on January 1, 2007 and 2008.

(6)	The remaining unvested deferred shares vested in equal increments on February 1, 2007 and 2008.

(7)	The remaining unvested deferred shares vested/will vest in equal increments on February 1, 2007, 2008 and 2009.

(8)	All but 1,886 of these shares were forfeited on July 27, 2007 when Ms. Lundquist left MuniMae.

(9)	All 2,461 of these shares were forfeited on July 27, 2007 when Ms. Lundquist left MuniMae.

(10)	All 6,769 of these shares were forfeited on December 31, 2008 when Mr. Pinckney left MuniMae.

(11)	The remaining unvested deferred shares will vest in equal increments on April 6, 2007 and February 1, 2008, 2009, 2010 and 201, except that no portion of these shares will vest until the filing of the Company’s 2006 Annual Report on Form 10-K.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes certain information regarding the stock awards that vested and the value realized upon vesting by the Named Executive Officers during the year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of		Number of Shares
	Shares Acquired	Value Realized	Acquired on	Value Realized
Name	on Exercise	on Exercise (1)	Vesting	on Vesting (2)

Michael L. Falcone	15,000	$141,450	8,467	$223,853
Melanie M. Lundquist	—	—	10,132	266,866
Charles M. Pinckney	—	—	4,578	120,630
Jenny Netzer	—	—	11,640	316,610
Gary A. Mentesana	—	—	3,668	97,111

(1)	The amounts shown are calculated based on the difference between the closing market price of MuniMae Common Stock on the date of exercise and the exercise price of the options, multiplied by the number of shares for which the options were exercised (and does not reflect the value realized by each named executive officer after payment of related taxes, which was less).

(2)	The amounts shown are calculated based on the closing market price of MuniMae Common Stock on the date of vesting multiplied by the number of vested shares (and does not reflect the value realized by each named executive officer after payment of related taxes, which was less).

Pension Benefits

We do not maintain any tax qualified benefit plans, supplemental executive retirement plans or similar plans for which information is required to be reported in a pension benefit table.

Employment Agreements and other Agreements

Mr. Falcone.  Until December 31, 2007, Mr. Falcone had an employment agreement that provided for an annual base salary which was $425,000 during 2005, and increased by 5% per year for each subsequent year and under which Mr. Falcone was also eligible to receive: (1) annual incentive compensation, payable in cash, of up to $467,500 per year, depending upon satisfaction of certain individual and company performance objectives and (2) additional long-term compensation, payable one-third in options to purchase our common shares and two-third in deferred shares, of up to $385,000 per year depending upon satisfaction of certain company performance objectives.

When Mr. Falcone’s employment agreement terminated, instead of entering into a new employment agreement, Mr. Falcone and the Compensation Committee of our Board agreed that, until Mr. Falcone and we entered into a new employment agreement (1) Mr. Falcone would receive a salary of $500,000 per year; (2) if for any reason, Mr. Falcone’s employment were terminated prior to the execution of a new contract, Mr. Falcone would receive $2.5 million (or, if the termination is after a change in control of us, $5.0 million); and (3) Mr. Falcone would not be paid an annual incentive bonus for 2007. Mr. Falcone also did not receive a bonus for 2008.

Ms. Lundquist.  On July 16, 2007, we entered into a Separation and Transition Agreement with Ms. Lundquist (the “separation agreement”), who served as our Chief Financial Officer until her resignation, effective on July 27, 2007. The separation agreement provided for a severance payment of $600,000 payable in four equal installments on July 27, 2007, October 27, 2007, January 27, 2008 and April 27, 2008, an amount equal to Ms. Lundquist’s accrued but unused vacation in accordance with the Company’s standard practices, issuance of the shares of deferred shares of our Common Stock which had vested under Ms. Lundquist’s Deferred Share Agreement dated March 16, 2006, and COBRA health, dental and vision insurance benefits through September 30, 2007. In consideration of the severance payment, Ms. Lundquist agreed to (1) a non-solicitation provision; (2) a non-disparagement provision; and (3) to consult, cooperate and be reasonably available in connection with the transition of her duties as Chief Financial Officer.

Other Named Executive Officers.  Each of Messrs. Pinckney and Mentesana had an employment agreement with us effective as of January 1, 2006, with a term of three years, ending on December 31, 2008. Each agreement provided for an initial base salary of $325,000, which would increase by $15,000 on each of January 1, 2007 and 2008. Each of the agreements also provided for incentive compensation of up to $575,000, $610,000 and $645,000 for our 2006, 2007 and 2008 fiscal years, respectively, depending on satisfaction of certain Company performance objectives. Incentive compensation for Messrs. Pinckney and Mentesana could take the form of cash and equity or equity-based awards.

Each of the employment agreements gave us a right to terminate it for cause or because of unsatisfactory job performance. Each of them provided for severance equal to the lesser of 12 months’ base salary or the total base salary during the remaining term of the agreement if we terminated it without cause, if Mr. Pinckney or Mr. Mentesana terminated it for “good reason.” or if it was terminated because of disability. Each of them also provided for death benefits equal to 24 months’ base compensation.

In August 2007, Mr. Pinckney entered into a new employment agreement due to changes in his responsibilities. That employment agreement originally was to terminate in July, 2010, but was amended to extend its term until March 2012, In December 2008, Mr. Pinckney left the Company and his employment agreement was terminated by mutual consent.

Ms. Netzer had an employment agreement with us with an initial term of 42 months, ending on December 31, 2006. Ms. Netzer’s agreement provided for an initial base salary of $275,000, which increased by $25,000 on July 1, 2004, 2005 and 2006. Each fiscal year, Ms. Netzer was eligible to receive incentive compensation of up to 100% of her annual base salary, depending on the satisfaction of performance objectives relating to company-wide results, the low-income housing tax credit business and Ms. Netzer’s individual performance, plus up to an additional $200,000 in the event of superior performance by the low-income housing tax credit business. If we terminated the agreement without “cause,” Ms. Netzer terminated the employment agreement for “good reason” or if Ms. Netzer became disabled, she would have been entitled to severance payments equal to the greater of twelve months’ base salary or the total base salary Ms. Netzer would have received during the remaining term of the agreement.

In June 2007, we entered into a new employment agreement with Ms. Netzer. However, in February 2009, Ms. Netzer left the Company and her employment agreement was terminated by mutual consent.

Compensation of Directors

The following table sets forth the compensation earned by the Directors for services rendered during the fiscal year ended December 31, 2006 to the non-employee members of its Board of Directors:

			Change in Pension
			Value and Nonqualified
	Fees Earned or	Restricted Share	Deferred Compensation
Name	Paid in Cash (1)	Awards (2)(3)	Earnings (4)	Total

Charles C. Baum	$67,500	$12,500	$252,504	$332,504
Richard O. Berndt	45,000	12,500	214,586	272,086
Eddie C. Brown	45,500	12,500	114,081	172,081
Robert S. Hillman	72,500	12,500	251,402	336,402
Barbara B. Lucas	53,500	12,500	77,930	143,930
Douglas A. McGregor	69,000	12,500	196,847	278,347
Arthur S. Mehlman	51,500	12,500	17,086	81,086
Fred N. Pratt, Jr.	56,500	12,500	130,567	199,567

(1)	Amounts shown include fees earned in 2006 and deferred at the election of the director as follows: Messrs. Baum, Berndt, Brown, Hillman, Pratt and Ms. Lucas made elections under the Non-Employee Directors’ Share Plans to defer 100% of their fees.

(2)	Amounts shown represent the dollar amount recognized for financial statement reporting purposes during fiscal 2006 for each director, as determined in accordance with SFAS 123(R), disregarding any estimates based on service-based vesting conditions. Awards include grants of restricted shares under the 2004 Non-Employee Directors’ Share Plan. The restricted shares granted to each non-employee director in fiscal 2006 had a full grant date fair value equal to $12,500, as determined in accordance with SFAS 123(R). For a discussion of the assumptions used in determining these values, see “Notes to Consolidated Financial Statements-Note 16, Stock-Based Compensation.”

(3)	Amounts shown include restricted shares granted in 2006 and deferred at the election of each of the following directors: Messrs. Baum, Brown, Hillman, Pratt and Ms. Lucas.

(4)	Amounts represent solely the determined aggregate change in the director’s accumulated benefit under our deferred compensation program from December 31, 2005 to December 31, 2006.

The following chart sets forth the number of exercisable and unexercisable options and unvested restricted shares held by each director as of December 31, 2006:

	Exercisable	Unexercisable	Unvested Restricted
Name	Options	Options	Shares

Charles C. Baum	25,000	—	—
Richard O. Berndt	17,000	—	440
Eddie C. Brown	12,000	—	—
Robert S. Hillman	27,500	—	—
Barbara B. Lucas	2,333	4,667	—
Douglas A. McGregor	22,500	—	—
Arthur S. Mehlman	4,666	2,334	440
Fred N. Pratt, Jr.	7,000	—	—

Narrative to the Director Compensation Table

Directors who are employees of MuniMae do not receive any additional fees for their service as a director; therefore Mr. Falcone does not receive any fees for his service as a director. In addition, pursuant to the Employment Agreement dated July 1, 2003 between him and MuniMae, Mr. Joseph has agreed not to receive any fees for his service as a director through December 31, 2008. Each director who is not an employee of MuniMae, upon his or her first election to the Board, receives a one-time grant of options to purchase 7,000 of our common shares. The options vest equally over three years, expire in 10 years and have an exercise price equal to 100% of the fair market value of our shares on the date of the grant. In 2006, annual fees paid to each director who was not an employee of MuniMae consisted of an annual retainer of $25,000 (paid in equal quarterly installments), and a meeting fee of $1,000 for each Board meeting attended. Directors who served on Board Committees also receive $1,000 for each Committee meeting they attended and an additional annual retainer of $2,500 (paid in equal quarterly installments). A director who serves as Chair of a Committee received an additional annual retainer of $5,000 (paid in equal quarterly installments). Directors may receive these retainers and fees in cash, restricted shares or deferred shares. In addition, in September 2006 pursuant to the 2004 Non-Employee Directors’ Share Plan (“Plan”), each non-employee director was granted an annual equity award of restricted shares valued at $12,500 (based on the closing price of our common shares on the date of the annual award). The shares subject to this annual award vest in full on the earlier of the first anniversary of the date of the award or the date of our next Annual Shareholders Meeting, subject to the continued service of the director on the Board. All restricted shares awarded become fully vested in the event of disability or death of the director, or a change in control of MuniMae.

In 2006, the Compensation Committee retained FPL, a compensation consulting firm, to conduct a study of our Board compensation practices, including a competitive benchmarking analysis of the compensation we were providing our directors compared with compensation being paid by similar companies, and to make a recommendation regarding design consideration for a compensation program going forward. Pursuant to FPL’s study and recommendation, in 2007 we modified our fees by increasing the annual retainer to $30,000, paid in equal quarterly installments, meeting fees to $1,500 for each Board meeting attended and the Audit Committee Chairperson retainer to $10,000. We also increased the annual equity award value to $20,000 (based on the closing price of our common shares on the date of the award). In 2009, in response to the general business climate and our liquidity and other operational issues, the Board voted to reduce its fees by one-third and to cap the total annual compensation of each Board member at $50,000.

The 2004 Non-Employee Directors’ Share Plan allows directors to elect to be paid fees in the form of Deferred Shares in lieu of receipt of such fees. Pursuant to the Plan, directors may elect to defer anywhere from 1% to 100% of their cash Board fees. For all Plan participants, including directors, prior to the award of restricted shares, directors may elect to defer the receipt of the underlying common shares upon vesting. If the director so elects, the director will be considered the owner of the underlying common shares and will receive voting rights and dividends on the shares until the deferral period expires. Director participants may elect the deferred amounts plus earnings to be distributed either upon retirement from the Board or on an interim distribution date. If a distribution date is not specified in the election, shares will be settled 30 days after the participant’s separation from service on the Board. Distributions are either in a lump-sum, or based on the director’s distribution election made at the time of the deferral, in two to 10 year installments. Once a distribution election is made, the election is irrevocable. A distribution election may be changed for future years by filing a new election prior to the first day of the subsequent calendar year. Notwithstanding the foregoing, a participant may receive any amounts deferred by the participant in the event of an “Unforeseeable Emergency” as defined by the Plan. In December 2008, the directors accelerated all previously deferred share awards and received those shares on January 2, 2009. In addition, because shares continued to be issued to the directors who had previously elected to be paid in deferred shares at the very low share values that prevailed during 2008, the Plan ran out of shares. Consequently, beginning on December 12, 2008, the directors were paid their remaining fourth quarter 2008 fees in cash.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of MuniMae or any of its subsidiaries. No executive officer of MuniMae served as a member or director of the compensation committee of another Company, one of whose executive officers served on MuniMae’s Compensation Committee or served as a director of MuniMae during 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table contains information about the number of our common shares that were beneficially owned on December 31, 2006, by each of our directors and by (1) each person who was our chief executive officer during 2006, (2) each person who was our chief financial officer during 2006, and (3) each of our three most highly paid executive officers (in addition to our chief executive officer and our chief financial officer) during 2006 who was serving as an executive officer at December 31, 2006 (our “Named Executive Officers”). There is no person who was among our three most highly compensated executive officers (in addition to our chief executive officer and our chief financial officer) during 2006 but was not an executive officer on December 31, 2006.

	Amount and Nature of
Name	Beneficial Ownership (2) (3)		Percent of Class (4)

Directors:
Mark K. Joseph	1,080,636	(5)	2.76
Michael L. Falcone	303,111	(6)	*
Charles C. Baum	39,000		*
Richard O. Berndt	34,484		*
Eddie C. Brown	12,000		*
Robert S. Hillman	32,700		*
Barbara B. Lucas	8,000		*
Douglas A. McGregor	62,500		*
Arthur S. Mehlman	8,494		*
Fred N. Pratt, Jr.	7,000		*
Non-Director Named Executive Officers:
Melanie M. Lundquist	20,262		*
Gary A. Mentesana	160,700		*
Jenny Netzer	42,033		*
Charles M. Pinckney	84,771		*
All Directors and Executive Officers (17 persons)	1,904,071	(7)	4.86

*	Represents less than 1.0% of the total number of common shares outstanding.

(1)	An address for each person listed in the table below is c/o Municipal Mortgage & Equity, LLC, Pier IV Building, 621 E. Pratt Street, Suite 300, Baltimore, MD 21202.

(2)	Includes shares of Common Stock beneficially owned by directors and executive officers alone, or jointly with spouses, minor children and relatives (if any) who have the same home as the director or executive officer. Also includes the following numbers of shares of Common Stock which could be acquired within 60 days of December 31, 2006 pursuant to the exercise of stock options and/or the vesting of deferred/restricted shares: Mr. Joseph — 2,600; Mr. Falcone — 137,875; Mr. Baum — 25,000; Mr. Berndt — 17,000; Mr. Brown — 12,000; Mr. Hillman — 27,500; Ms. Lucas — 2,333; Mr. McGregor — 22,500; Mr. Mehlman — 4,666; Mr. Pratt —

7,000; Mr. Mentesana — 65,672; Ms. Netzer — 1,976; Mr. Pinckney — 64,391; and directors and executive officers as a group — 389,143.

(3)	Excludes deferred shares to which directors would have been entitled at a future date. At December 31, 2006 the deferred share account balances of the directors were: Mr. Baum — 198,748; Mr. Berndt — 97,905; Mr. Brown — 74,013; Mr. Hillman — 21,856; Ms. Lucas — 2,138; Mr. McGregor — 33,634; Mr. Pratt — 177,432; and directors as a group — 605,726.

(4)	Percent of class is based upon shares of Common Stock issued and outstanding, and shares which could be acquired within 60 days of December 31, 2006 pursuant to the exercise of stock options and/or the vesting of deferred/restricted shares.

(5)	This amount includes 754,674 shares of Common Stock held indirectly by Mr. Joseph as follows: SCA Associates 95-II Limited Partnership — 277,982; SCA Associates 86-II Limited Partnership — 203,140; The Shelter Policy Institute I, Inc. — 187,466; SDC Associates Limited Partnership — 50,786; Shelter Development Holdings, Inc. — 26,729; SCA Custodial Co. Inc. — 5,084; MME I Corporation — 3,483; and MME II Corporation — 4. Mr. Joseph disclaims beneficial ownership of such shares.

(6)	This amount includes 45,439 shares of Common Stock held indirectly by Mr. Falcone as follows: SCA Associates 95-II Limited Partnership — 26,741; SCA Associates 86-II Limited Partnership — 6,094; SDC Associates Limited Partnership — 12,026 and the Michael and Beth Falcone Foundation — 578. Mr. Falcone disclaims beneficial ownership of such shares.

(7)	Excludes shares of Common Stock indirectly held by Mr. Falcone (except for the 578 shares of Common Stock held by Mr. Falcone through the Michael and Beth Falcone Family Foundation) since these common shares are presented in the number of common shares beneficially owned by Mr. Joseph.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding common shares authorized for issuance under our equity compensation plans as of December 31, 2006.

			Number of Securities
			Remain for Future
	Number of Securities	Weighted-Average	Issuance Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding	(Excluding Securities
Equity Compensation Plans	Options, Warrants	Options, Warrants	Reflected in
Approved by Security Holders	and Rights	and Rights (1)	First Column)

Employee shares incentive plans (2)	859,405	$25.34	607,085
Non-employee directors’ share plans (3)	128,517	23.28	359,223

Total	987,922		966,308

(1)	The weighted-average exercise price does not include the 233,256 shares issuable upon vesting of outstanding deferred shares from the Employee share incentive plans and 3,517 shares issuable upon vesting of outstanding restricted shares from the Non-employee directors’ share plans, respectively, which have no exercise price.

(2)	Includes the 1996, 1998, 2001 and 2004 Share Incentive Plans.

(3)	Includes the 1996, 1998, 2001 and 2004 Non-Employee Director Share Plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

MMA Multifamily Equity REIT, formerly Midland Multifamily Equity REIT and MRC Mortgage Investment Trust, formerly Midland Affordable Group Trust

We have established relationships with pension funds through MMA Multifamily Equity REIT (“MMER”) and MRC Mortgage Investment Trust (“MMIT”). MMER and MMIT are owned by institutional investors through pension fund subscriptions. At December 31, 2006, Michael Falcone, our Chief Executive Officer, and other of our officers were trustees of MMER and MMIT. None of our directors or officers has an ownership interest in MMER or MMIT or receives compensation from either of them.

MMER invests in income-producing real estate through limited partnership interests and in real estate backed debt investment vehicles on behalf of a group of pension funds. We provide MMER with investment management services. MMER provides us with an unsecured credit facility that currently is $35.0 million. During 2006, the maximum amount of indebtedness outstanding under the MMER credit facility was

$41.0 million. As of December 31, 2006, all amounts were paid off and there was no outstanding balance under the facility.

MMIT invests primarily in real-estate-backed debt investments originated by us, and also provides construction, interim and permanent loans to developers of commercial real estate projects. We provide MMIT with investment management services. MMIT also provides us with a $160.0 million credit facility secured by real estate backed debt investments originated by us using draws on the facility. During 2006, the maximum amounts of indebtedness outstanding under the MMIT credit facility was $50.0 million. As of December 31, 2006, there was no outstanding balance under the facility. MMIT was reorganized and our arrangements with MMIT were substantially modified on December 29, 2006.

We received fee income from MMER totaling $0.5 million, $0.9 million and $1.9 million during 2006, 2005 and 2004. We received fees from MMIT totaling $3.1 million, $4.4 million and $4.7 million during 2006, 2005 and 2004.

In January 2009, we ceased being the advisor to MMER and MMIT and Mr. Falcone resigned as a trustee. See Item 1. Business.

Transactions with Gallagher, Evelius & Jones LLP

Gallagher, Evelius & Jones LLP (“GEJ”) is a law firm that provides substantial legal services to us. Payments for services rendered to us by GEJ are considered to be arms length transactions. Richard O. Berndt, one of our directors, is the managing partner of GEJ and owns 5.7% of GEJ equity. Stephen A. Goldberg, our General Counsel, is a partner at GEJ and we pay GEJ for Mr. Goldberg’s services as our General Counsel at a discount from his standard hourly rates. Mr. Goldberg is eligible for an annual stock award from us but otherwise receives no compensation directly from us. During 2006, we paid GEJ $4.6 million in legal fees.

Transactions and Relationships with Entities Controlled by Mark Joseph

The Shelter Group

Mark Joseph, the Chairman of our Board of Directors, through family holding companies, controlled a 34.7% interest in The Shelter Group, LLC (“Shelter Group”) at December 31, 2006. Shelter Group acts as a developer of, and provides property management services relating primarily to multifamily residential real estate projects. Shelter Group provided management services during 2006 for two properties in which The Shelter Group had no ownership interest that served as collateral for tax-exempt bonds we owned. The properties paid The Shelter Group fees during 2006 totaling approximately $0.8 million for property management services with respect to these properties.

The real estate that secures one of our tax-exempt bonds is owned by a Shelter Group entity. As of December 31, 2006, this bond was carried on our books at $9.1 million.

Tax Credit Equity Syndication Transactions.  We sometimes act as a tax credit equity syndicator with regard to affordable housing projects sponsored by Shelter Group. At December 31, 2006, the not yet funded equity commitments that we had arranged for projects sponsored by the Shelter Group totaled $17.2 million. Shelter Group received development fees in connection with the tax credit equity syndication transactions that we arranged. Mr. Joseph does not participate in the structuring or negotiation of transactions in which we and Shelter Group are both involved. The disinterested members of our Board of Directors authorized our continued investment in and syndication of tax credit equity investments in affordable housing projects sponsored by Shelter Group on the same basis that we do so with regard to projects sponsored by other developers of like quality, without the need for further Board approval and they have approved all prior tax credit transactions with Shelter Group.

Revolving Loan Agreement.  On February 28, 2005, we entered into a revolving loan agreement with a Shelter Group affiliate for loans to Shelter Group entities in an amount not to exceed $1.5 million. We hold a master note from Shelter Group and in addition, each loan is evidenced by a separate note signed by the relevant property partnership. All loans are expected to include a pledge of collateral typically granted in such transactions. We believe the loan arrangement is typical of the type of arrangements tax credit equity syndicators enter into with developers with whom they have long- standing relationships. During 2006, there were no borrowings and no outstanding balance under the Shelter Group Loan Agreement as of December 31, 2006.

Bond Portfolio

In February 1995, our predecessor participated in the refunding of eleven tax-exempt bonds with an aggregate principal balance of $126.6 million that were secured by properties owned by partnerships of which Mr. Joseph controlled the general partners and in which he held significant ownership interests. In the refunding transaction, the originally issued bonds were exchanged for a senior series of Series A tax-exempt bonds with an aggregate principal balance of $67.7 million, and a subordinate series of Series B tax-exempt bonds with an aggregate principal balance of $58.9 million. We then arranged the sale to unrelated purchasers of custodial receipts representing beneficial ownership of all the Series A bonds, which were credit enhanced by Financial Security Assurance, Inc, and retained the Series B bonds. Subsequently, we made additional loans secured by the properties that secured the Series A and Series B bonds, which were junior to the Series A bonds but senior to the Series B bonds as to interest, but junior as to principal. We subsequently sold the loans and guaranteed the partnerships’ obligations to the purchaser of the loans. At December 31, 2006, $16.2 million principal amount of those loans were still outstanding.

The holders of the custodial receipts representing the Series A bonds had the right to require that those custodial receipts be redeemed and refunded in 2005. In order to avoid the cost and time involved in doing that, in February 2005, we purchased all the Series A bonds, transferred them to a securitization vehicle, and sold all but the most junior residual interests in the Series A bonds. The properties owned by the partnerships (which have now been consolidated under a single umbrella entity that is majority-owned by Mr. Joseph and entities he controls and of which he has sole decision making control) continue to secure the Series A and Series B bonds.

The properties that secure the bonds that were the subject of the refunding transactions had been transferred over several years beginning in 1989 to entities owned or controlled by Mr. Joseph and other persons who at the time were officers of our predecessor. At that time, these bonds were in default, but our predecessor could not acquire the properties without causing them to lose their tax-exempt status. Therefore, our predecessor caused the properties to be transferred to entities owned or controlled by Mr. Joseph and other of our predecessor’s officers and those entities became the borrowers with regard to the bonds. In other instances, we arranged for the general partner interests in partnerships that owned properties that secured defaulted bonds we held to be transferred to entities controlled by Mr. Joseph. At December 31, 2006, entities controlled by Mr. Joseph owned 13 properties that secured tax-exempt bonds that we held with an unpaid principal balance of approximately of $169.3 million.

Special Shareholder and Dissolution Shareholder Relationships

Under the federal tax laws in effect when we were formed in 1996, in order for us not to be taxed as a corporation, it was necessary for us to meet certain requirements, including a requirement that at least some of our equity holders have unlimited liability and that there be circumstances under which our existence might terminate. In order to fulfill those requirements, Shelter Development Holdings, Inc. agreed that so long as it (or a successor) holds any of our shares, it will have personal liability to our creditors to the extent our assets are not sufficient to satisfy their claims. In addition, our Operating Agreement provides that if Shelter Development Holdings or a successor ceases to be a member of our company (i.e., a shareholder), we will be dissolved unless holders of more than 50% in interest of our shares vote within 180 days to continue our existence. Our Operating Agreement also gives Shelter Development Holdings or its successor as “dissolution shareholder” the right to designate a representative to serve as a member of our Board of Directors, or if there are more than ten directors, to designate two directors. The tax laws have subsequently been changed to permit an entity like us to elect to be taxed like a partnership even if it does not have the attributes described above, but our Operating Agreement has not been changed. Mark Joseph, through family companies, owns Shelter Development Holdings.

Other Affiliates of Mark Joseph

Park View at Dundalk Apartments Project A public tax credit equity fund we manage was a limited partner in Heritage Court Limited Partnership, of which an affiliate of Shelter Group is the general partner. For property specific reasons, the property owned by Heritage Court was of no value to the tax credit equity fund, and therefore, in December 2005, the disinterested members of our Board of Directors approved the sale of the fund’s interest in Heritage Court for $1 plus 50% of any net proceeds of a sale or refinancing of the property within two years. That transaction was completed in December, 2006. No sale or refinancing occurred in the two year period.

Not-for-Profit Entities controlled by our officers

MuniMae Foundation, Inc.  Some of our properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Internal Revenue Code. For those bonds to remain tax-exempt, the properties must at all times be owned by 501(c)(3) organizations. The Foundation is a 501(c)(3) corporation that is devoted to the ownership and operation of affordable housing for all citizens. Until late in 2007, all its officers and directors were persons who were our officers. Several defaulted properties initially owned by unrelated 501(c)(3) organizations were transferred to the Foundation or its wholly-owned subsidiaries so that the properties could be preserved as affordable housing and the bonds secured by the properties would continue to be tax-exempt. Properties that are transferred to the Foundation continue to secure bonds that we hold, and the Foundation applies net revenues from the properties to payment of interest and principal on the bonds secured by the respective properties until such, if any, time as the bonds secured by a property are paid in full. We donate administrative support, asset management and financial services to the Foundation. In addition to owning affordable housing projects, the Foundation makes grants to other 501(c)(3) organizations. During the year ended December 31, 2006, we made $1.0 million in charitable contributions to the Foundation. At December 31, 2006, the Foundation directly or indirectly owned two properties that secured tax-exempt bonds we owned with a principal amount of $53.0 million. Because our 501(c)(3) bonds, like most of our loans, are non-recourse except against the properties that secure them, we value them by reference to the value of those properties. At December 31, 2006, we provided bond financing secured by properties owned by the Foundation with a fair value of $38.0 million.

MuniMae Affordable Housing, Inc.  MuniMae Affordable Housing, Inc. (“MMAH”) is a not-for-profit entity organized to promote affordable housing. All of its officers and directors are persons who are our officers. It was formed to acquire interests in partnerships that owned affordable housing properties which secured indebtedness that had gone into default. At December 31, 2006, MMAH owned the general partner of partnerships that owned ten properties, two of which it had acquired during 2006. The two properties acquired in 2006 had been financed partly through equity investments by tax credit equity funds that we sponsored (including funds as to which we had guaranteed returns) and partly with tax-exempt bonds we purchased or taxable loans we made. MMAH is not a Section 501(c)(3) organization.

We have provided additional financing through advances, unsecured loans and supplemental loans with regard to some of the properties in which MMAH owns a general partner interest in order to advance development and by doing so to maximize the value of the investment we had already made.

In January 2006, we exercised our rights as a bondholder and foreclosed on one of the properties that had been transferred to MMAH in 2005. The property was collateral for an $8.5 million tax-exempt bond. The property was sold at foreclosure for $5.8 million.

Our officers who serve as officers or directors of the Foundation, or MMAH, do not receive any remuneration for serving in those capacities and neither we nor they have any ownership interests in either of those entities.

MMAH holds 21% interests in the general partners of several of our LIHTC Funds and our renewable energy projects.

Approval of Transactions with Related Persons

It is the policy of our Board of Directors that all transactions involving us or any of our subsidiaries, on the one hand, and any of our directors or officers, or entities in which any of them has a material financial interest, on the other, including all transactions between us and Shelter Group, must be approved by a majority of our directors who have no interest in the transactions. Additionally, all property management arrangements with the Shelter Group are subject to annual approval by a vote of a majority of our Directors who have no interest in Shelter Group, after considering the then market rate for the services of the type provided by Shelter Group and other applicable factors.

Director Independence

All of our directors, except Michael Falcone, Mark Joseph and Richard Berndt, are independent as that term is defined in the rules of the New York Stock Exchange (on which our shares were listed until February 2008). All the members of the Audit Committee of our Board of Directors are independent as that term is defined in the rules of the New York Stock Exchange and SEC rules, and all the members of our Compensation and Governance Committees are independent as that term is defined in the rules of the NYSE.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

PwC is the independent registered public accounting firm that originally audited our financial statements for the years ended December 31, 2005 and 2004, and our restated financial statements for the year ended December 31, 2004. However, during 2006, 2007 and 2008, our financial statements for 2005 were restated, and our financial statements for 2004, which had already been restated, were further restated. KPMG is the independent registered public accounting firm that audited our restated financial statements for the year ended December 31, 2005, as well as the further restatement of our financial statements for the year ended December 31, 2004, and audited our financial statements for the year ended December 31, 2006.

Fees

The table below lists the audit fees and other fees billed by PwC for work performed during 2006 and 2005 and by KPMG for work performed after it became our registered public accounting firm in October 2006.

The following are the PwC and KPMG audit and other fees for which we were billed during 2006 and 2005.

(dollars in thousands)	2006	2005

PwC:
Audit fees (1)	$3,177	$3,381
Audit related fees (2)	—	25

Total audit and audit related fees	3,177	3,406

Tax fees (3)	481	485
All other fees	—	—

Total PwC fees	$3,658	$3,891

KPMG:
Audit fees	$1,000	$—
Audit related fees	—	—

Total audit and audit related fees	1,000	—

Tax fees	—	—
All other fees	—	—

Total KPMG fees	$1,000	$—

(1)	Audit fees include fees for the audit of the consolidated financial statements and of management’s assessment of the effectiveness of our internal controls over financial reporting, separate audits of certain subsidiaries and tax credit funds, review of financial statements included in our Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, including audit services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees include the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but do not fall under the caption “Audit fees.” These fees consisted of due diligence services related to acquisitions.

(3)	Tax fees include the aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These fees consist of nominee gathering services and production of Schedules K-1s for investors, preparation of federal and state tax returns, earnings and profits studies and various other tax consultations.

Between January 1, 2007 and December 31, 2008 we were billed additional KPMG audit fees for the 2004 to 2006 audits that totaled $30.7 million.

Pre-approval Policies and Procedures

The Audit Committee has written policies and procedures regarding pre-approval of services to MuniMae by its principal independent registered public accountants. Its policy is to pre-approve all auditing services and non-audit services (subject to de minimis exceptions). All of the audit, audit-related and tax services for which we were billed by our principal independent public accounting firms for 2006 and 2005 were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following is a list of the consolidated financial statements included at the end of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts (The information required is presented within the notes to the Consolidated Financial Statements)

Schedules other than Schedule II are omitted as they are not applicable or not required.

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

Dated: April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	April 29, 2009
Name: Michael L. Falcone
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ David Kay	April 29, 2009
Name: David Kay
Title: Chief Financial Officer and Executive Vice President (Principal Financial Officer)

By:	/s/ Mark K. Joseph	April 29, 2009
Name: Mark K. Joseph
Title: Chairman of the Board of Directors

By:	/s/ Charles C. Baum	April 29, 2009
Name: Charles C. Baum
Title: Director

By:	/s/ Richard O. Berndt	April 29, 2009
Name: Richard O. Berndt
Title: Director

By:	/s/ Eddie C. Brown	April 29, 2009
Name: Eddie C. Brown
Title: Director

By:	/s/ Robert S. Hillman	April 29, 2009
Name: Robert S. Hillman
Title: Director

S-1

By:	/s/ Barbara B. Lucas	April 29, 2009
Name: Barbara B. Lucas
Title: Director

By:	/s/ Douglas A. McGregor	April 29, 2009
Name: Douglas A. McGregor
Title: Director

By:	/s/ Arthur S. Mehlman	April 29, 2009
Name: Arthur S. Mehlman
Title: Director

By:	/s/ Fred N. Pratt, Jr.	April 29, 2009
Name: Fred N. Pratt, Jr.
Title: Director

S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Municipal Mortgage & Equity LLC:

We were engaged to audit Municipal Mortgage & Equity, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A).

Management did not complete its December 31, 2006 assessment of the effectiveness of the Company’s internal control over financial reporting. Had the Company completed its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, it is possible that additional material weaknesses would have been identified. Because management did not complete its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, we were not able to perform audit procedures necessary for us to express an opinion on the effectiveness of internal control over financial reporting as of December 31, 2006.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1.	Entity Level Control Environment. The Company did not maintain an effective entity level control environment, which is the foundation needed for effective internal control over financial reporting, as evidenced by the following weaknesses:

•	The Company focused disproportionately on an internal metric for assessing its performance, Cash Available for Distribution (“CAD”), which did not sufficiently encourage employees to ensure financial reporting was in accordance with U.S. generally accepted accounting principles (“GAAP”).

•	The Company did not effectively invest in its infrastructure and support functions. As the Company rapidly expanded in breadth and complexity in significant part by acquiring companies, it did not effectively invest sufficient resources related to accounting expertise, information technology and other supporting functions that would have improved its ability to prepare accurate financial statements.

•	The Company did not effectively integrate its finance function with the business units so that business unit transactions were properly assessed from a GAAP accounting perspective.

•	The Company did not maintain sufficient, formalized, and effective accounting and reporting policies nor did it maintain adequate controls with respect to the review and supervision of its accounting operations.

•	The Company’s internal audit function did not appropriately identify or address the Company’s risks, and it did not sufficiently document processes and controls.

•	The Company relied on its prior independent registered public accountants to function as a core element of internal control.

2.	Consolidation Accounting. The Company did not maintain effective controls over the accuracy of its accounting for the tax credit equity business and accounting for transactions where it assumed or acquired the general partner interest in lower tier property partnerships.

3.	Bond Accounting. The Company did not maintain effective controls over the determination of fair values related to its bond portfolio and did not review or validate the broker quotes supporting its bond values.

4.	Equity Method Accounting. The Company did not maintain effective controls to ensure accurate application of the equity method of accounting for investments in certain partnerships.

5.	Accounting for Derivatives. The Company did not maintain effective controls over the identification and valuation of certain derivative financial instruments.

6.	Accounting for Mortgage Servicing Rights. The Company did not maintain effective controls over the determination of fair value related to its mortgage servicing rights.

7.	Accounting for Loans. The Company did not maintain effective controls over the proper determination of: (1) loan classification; (2) loan loss reserves associated with loans held for investment; and (3) amortization of loan fees and costs.

8.	Purchase Accounting. The Company did not maintain effective controls over the determination of fair value and the purchase price allocation for business combinations. In addition, the Company did not maintain effective controls necessary to ensure proper impairment testing of goodwill and intangibles.

9.	Accounting for Property and Equipment, Payroll and Accounts Payable. The Company did not maintain effective controls over the accounting for property and equipment as well as payroll and accounts payable.

10.	Contract Compliance. The Company did not maintain internal controls sufficient to ensure that it complied with all of its contractual agreements.

11.	Financial Reporting. The Company did not implement effective processes and review procedures to ensure that the 2005 and 2004 restatement process and the 2006 financial reporting process resulted in financial statements prepared in accordance with GAAP.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not complete its evaluation of internal control over financial reporting as of December 31, 2006, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Municipal Mortgage & Equity, LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 11, 2009, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Municipal Mortgage & Equity LLC:

We have audited the accompanying consolidated balance sheets of Municipal Mortgage & Equity, LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Municipal Mortgage & Equity LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004, which were previously audited by other auditors.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred losses from operations and is in default on provisions of most of its credit agreements. The credit agreement defaults provide the respective lenders the right to declare immediately due and payable unpaid amounts approximating $454 million at September 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Municipal Mortgage & Equity, LLC and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2009 indicates that the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 11, 2009

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

		As Restated
	December 31,	December 31,
	2006	2005
(dollars in thousands, except share data)

ASSETS
Cash and cash equivalents	$49,085	$140,213
Restricted cash	14,927	26,804
Bonds available-for-sale (includes $1,641,222 and $1,194,686 pledged as collateral)	1,770,113	1,392,934
Loans held for investment, net of allowance for loan losses (includes $372,371 and $564,757 pledged as collateral)	514,900	708,274
Loans held for sale (includes $360,353 and $73,693 pledged as collateral)	417,747	76,516
Investments in unconsolidated ventures (includes $483,069 and $301,578 pledged as collateral)	539,542	352,521
Accrued interest receivable	23,405	21,621
Property and equipment, net	27,676	12,945
Mortgage servicing rights, net	72,074	71,774
Goodwill, net	102,428	97,846
Other intangibles, net	17,528	21,100
Derivative assets	7,052	7,161
Other assets	42,580	38,807
Assets of consolidated funds and ventures (Notes 1 and 20):
Cash, cash equivalents and restricted cash (includes $6,518 and $5,307 of restricted cash)	289,543	327,831
Loans (includes $31,500 and $180,528 pledged as collateral)	55,956	279,424
Investments in unconsolidated Lower Tier Property Partnerships	4,174,337	3,655,733
Real estate, net (includes $163,628 and $186,620 pledged as collateral)	320,880	260,033
Other assets	44,041	20,844
Assets held for sale (includes $0 and $47,521 pledged as collateral)	—	56,535

Total assets of consolidated funds and ventures	4,884,757	4,600,400

Total assets	$8,483,814	$7,568,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Line of credit facilities	$322,502	$388,811
Repurchase facilities	211,825	—
Senior interests and debt owed to securitization trusts	1,141,464	767,376
Notes payable and other debt	367,839	319,798
Subordinate debentures	175,500	175,500
Mandatorily redeemable preferred shares	162,168	162,150
Guarantee obligations	6,819	6,993
Accounts payable and accrued expenses	56,480	59,422
Derivative liabilities	18,129	17,030
Deferred revenue	97,617	88,704
Other liabilities	65,922	48,639
Unfunded equity commitments to investments in unconsolidated ventures	336,051	232,396
Liabilities of consolidated funds and ventures (Notes 1 and 20):
Bridge financing	374,025	74,599
Mortgage debt	150,605	182,375
Notes payable	563,515	592,611
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	883,803	903,768
Other liabilities	73,200	67,375
Liabilities related to assets held for sale	—	54,901

Total liabilities of consolidated funds and ventures	2,045,148	1,875,629

Total liabilities	5,007,464	4,142,448

Commitments and contingencies
Non-controlling interests in consolidated funds and ventures (net of $2,333,823 and $1,891,774 of subscriptions receivable)	2,639,749	2,593,197
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $173,000	168,686	168,686
Shareholders’ equity:
Common shares, no par value (38,591,580 and 38,053,771 shares issued and outstanding and 102,689 and 78,827 non-employee directors’ deferred shares issued at December 31, 2006 and 2005, respectively)	566,890	581,046
Accumulated other comprehensive income	101,025	83,539

Total shareholders’ equity	667,915	664,585

Total liabilities and shareholders’ equity	$8,483,814	$7,568,916

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
		As Restated	As Restated
	2006	2005	2004
(dollars in thousands, except per share data)

REVENUE:
Interest income:
Interest on bonds	$100,059	$88,470	$79,301
Interest on loans	82,958	54,356	41,990
Interest on short-term investments	5,636	4,156	1,989

Total interest income	188,653	146,982	123,280
Fee and other income:
Syndication fees	45,318	32,131	32,715
Asset management and advisory fees	4,878	6,520	3,083
Debt placement fees	2,106	5,355	2,926
Guarantee fees	577	1,150	3,133
Servicing fees	7,403	4,296	3,518
Other income	12,718	5,747	3,463

Total fee and other income	73,000	55,199	48,838
Revenue from consolidated funds and ventures:
Rental and other income from real estate	50,246	54,812	48,568
Interest and other income	38,668	27,765	11,076

Total revenue from consolidated funds and ventures	88,914	82,577	59,644

Total revenue	350,567	284,758	231,762

EXPENSES:
Interest expense	120,592	89,672	67,931
Salaries and benefits	78,187	79,970	62,933
General and administrative	32,191	30,817	24,753
Professional fees	15,710	12,089	9,279
Depreciation and amortization	7,200	6,305	4,996
Impairment on bonds	2,106	13,020	684
Provision for credit losses	12,557	5,117	4,981
Other expenses	5,945	1,099	1,491
Expenses from consolidated funds and ventures:
Depreciation and amortization	15,725	19,585	21,705
Interest expense	41,290	34,852	27,339
Impairment on investments in unconsolidated Lower Tier Property Partnerships	48,431	30,327	35,585
Other operating expenses	45,318	52,788	41,033

Total expenses from consolidated funds and ventures	150,764	137,552	125,662

Total expenses	425,252	375,641	302,710

Net gains (losses) on sale of bonds	8,355	6,398	(147)
Net gains on sale of loans	21,515	12,509	5,510
Net (losses) gains on derivatives	(3,617)	4,363	(4,430)
Net gains on sale of real estate	6,797	—	—
Net gains on sale of real estate from consolidated funds and ventures	52,479	19,655	5,805
Equity in earnings from unconsolidated ventures	5,216	26,346	403
Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures	(319,511)	(281,162)	(238,674)

Loss before income taxes, (income) loss allocable to non-controlling interests and discontinued operations	(303,451)	(302,774)	(302,481)

Income tax expense	3,323	2,929	2,923
(Income) loss allocable to non-controlling interests:
Distributions declared to perpetual preferred shareholders of subsidiary	(9,208)	(4,962)	(755)
Net losses allocable to non-controlling interests from consolidated funds and ventures	360,011	327,761	294,840

Income (loss) before discontinued operations	44,029	17,096	(11,319)

Discontinued operations	9,618	7,575	8,043

Net income (loss)	$53,647	$24,671	$(3,276)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS — (continued)

	For the Years Ended
	December 31,
		As Restated	As Restated
	2006	2005	2004
(dollars in thousands, except per share data)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.14	$0.45	$(0.32)
Discontinued operations	0.25	0.20	0.23

Earnings (loss) per common share	$1.39	$0.65	$(0.09)

Weighted-average common shares outstanding	38,535	37,696	34,504

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$1.12	$0.45	$(0.32)
Discontinued operations	0.25	0.20	0.23

Earnings (loss) per common share	$1.37	$0.65	$(0.09)

Weighted-average common shares outstanding	39,112	38,201	34,755

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
		As Restated	As Restated
	2006	2005	2004
(dollars in thousands)

Net income (loss)	$53,647	$24,671	$(3,276)

Other comprehensive income (loss):
Unrealized gains (losses) on bonds available-for-sale:
Unrealized net holding gains (losses) arising during the period	25,088	14,761	(3,561)
Reclassification of unrealized (gains) losses due to bond sales and other-than-temporary impairment activity	(4,266)	10,202	(6,845)
Reclassification of unrealized gains due to consolidation of funds and ventures	(3,479)	(849)	(5,096)

Total unrealized gains (losses) on bonds available-for-sale	17,343	24,114	(15,502)
Currency translation adjustment	143	(65)	—

Other comprehensive income (loss)	17,486	24,049	(15,502)

Comprehensive income (loss)	$71,133	$48,720	$(18,778)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Common	Accumulated Other
	Shares	Shares	Comprehensive
	(Number)	(Amount)	Income (Loss)	Total
(dollars and shares in thousands, except per share data)

Balance, December 31, 2003 As Previously Reported	32,507	$629,677	$(4,208)	$625,469
Prior period restatement adjustments	—	(72,845)	79,200	6,355

Balance, December 31, 2003 As Restated	32,507	556,832	74,992	631,824

Net loss	—	(3,276)	—	(3,276)
Other comprehensive loss	—	—	(15,502)	(15,502)
Distributions of $1.84 per share	—	(63,337)	—	(63,337)
Options exercised	284	5,382	—	5,382
Issuance of common shares, net of issuance costs	2,145	52,557	—	52,557
Issuance of common shares under employee share plans	238	—	—	—
Common, restricted and deferred shares issued under the non-employee directors’ share plans	21	441	—	441
Stock-based compensation	—	6,111	—	6,111

Balance, December 31, 2004 As Restated	35,195	554,710	59,490	614,200

Net income	—	24,671	—	24,671
Other comprehensive income	—	—	24,049	24,049
Distributions of $1.92 per share	—	(71,739)	—	(71,739)
Options exercised	195	3,291	—	3,291
Issuance of common shares, net of issuance costs	2,575	64,740	—	64,740
Purchase of common shares	(56)	(1,372)	—	(1,372)
Issuance of common shares under employee share plans	202	—	—	—
Common, restricted and deferred shares issued under the non-employee directors’ share plans	22	474	—	474
Stock-based compensation	—	6,271	—	6,271

Balance, December 31, 2005 As Restated	38,133	581,046	83,539	664,585

Net income	—	53,647	—	53,647
Other comprehensive income	—	—	17,486	17,486
Distributions of $2.00 per share	—	(77,103)	—	(77,103)
Options exercised	195	3,838	—	3,838
Issuance of common shares related to business acquisition	179	4,638	—	4,638
Issuance of common shares under employee share plans	162	—	—	—
Restricted and deferred shares issued under the non-employee directors’ share plans	25	650	—	650
Modification of equity classified awards	—	(3,390)	—	(3,390)
Stock-based compensation	—	4,994	—	4,994
Stock-based compensation awards settled in cash	—	(1,430)	—	(1,430)

Balance, December 31, 2006	38,694	$566,890	$101,025	$667,915

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
		As Restated	As Restated
	2006	2005	2004
(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,647	$24,671	$(3,276)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net non-cash losses (gains) on derivatives	5,011	(6,638)	(2,407)
Purchases, advances on and originations of loans held for sale	(1,226,404)	(554,408)	(117,251)
Proceeds from the sale of loans held for sale	880,271	533,952	161,751
Principal payments received on loans held for sale	8,738	103	—
Net gains on sales of bonds and loans	(29,870)	(18,907)	(5,363)
Net gains on real estate	(59,276)	(29,671)	(17,063)
Provisions for credit losses and impairment	65,375	52,782	43,899
Depreciation and amortization	24,562	24,174	21,936
Stock compensation expense	8,278	6,745	6,552
Equity in losses, net from investments in partnerships	314,295	254,816	238,271
Distributions declared to perpetual preferred shareholders of subsidiary	9,208	4,962	755
Net losses allocable to non-controlling interests	(370,257)	(329,398)	(301,311)
Distributions received from investments in partnerships	18,045	21,921	1,112
Stock-based compensation awards settled in cash	(1,430)	—	—
Net change in assets and liabilities:
(Increase) decrease in derivative assets and liabilities	(2,923)	4,884	(3,855)
(Increase) in accrued interest receivable	(2,706)	(4,389)	(1,350)
(Decrease) increase in accounts payable and accrued expenses	(2,949)	13,850	13,360
Increase in deferred revenue	32,639	12,329	5,966
Changes in other assets and liabilities	37,416	57,175	(3,603)

Net cash (used in) provided by operating activities	(238,330)	68,953	38,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(288,235)	(284,706)	(369,801)
Principal payments received on bonds	5,271	4,345	10,685
Proceeds from the sale of bonds	139,941	139,366	98,456
Advances on and originations of loans held for investment	(299,420)	(637,950)	(344,004)
Principal payments received on loans held for investment	574,507	320,545	229,800
Proceeds from sale of loans	49,708	—	—
Purchases of real estate and property and equipment	(63,291)	(7,912)	(1,588)
Proceeds from the sale of real estate and property and equipment	95,604	43,275	40,011
Acquisition of assets and businesses	(2,433)	(58,824)	—
Decrease (increase) in restricted cash and cash of consolidated funds and ventures	55,314	(66,464)	5,626
Investments in partnerships	(1,081,104)	(730,618)	(641,657)
Capital distributions received from investments in partnerships	41,468	43,542	31,637

Net cash used in investing activities	(772,670)	(1,235,401)	(940,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing activity	3,879,276	2,225,921	1,396,297
Repayment of borrowings	(3,362,429)	(1,873,655)	(1,233,365)
Contributions from holders of non-controlling interests	671,343	803,692	769,499
Distributions paid to holders of non-controlling interests	(186,023)	(31,061)	(53,479)
Issuance of common shares, net of purchases	—	63,368	52,557
Issuance of perpetual preferred shares	—	97,655	71,031
Distributions to perpetual preferred shareholders’ of subsidiary	(9,030)	(3,692)	—
Proceeds from stock options exercised	3,838	3,291	5,382
Distributions to common shareholders	(77,103)	(71,739)	(63,337)

Net cash provided by financing activities	919,872	1,213,780	944,585

Net (decrease) increase in cash and cash equivalents	(91,128)	47,332	41,873
Cash and cash equivalents at beginning of period	140,213	92,881	51,008

Cash and cash equivalents at end of period	$49,085	$140,213	$92,881

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	For the Years Ended
		December 31,
		As Restated	As Restated
	2006	2005	2004
(dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$151,641	$111,337	$84,094
Income taxes paid	8,973	1,297	1,002
Interest capitalized	22,130	10,981	11,372
Non-cash investing and financing activities:
Loans assumed and related debt	78,480	—	—
Bonds assumed and related debt	242,825	5,055	—
Common shares issued in the acquisition of business	4,638	—	—
Unfunded commitments for equity investments	83,690	224,480	285,198
Transfer of loans to MRC Mortgage Investment Trust	155,899	—	—
Liabilities acquired through business acquisitions	6,833	10,308	—
Increase in assets/liabilities due to initial consolidation of funds and ventures	31,230	152,052	14,161
Decrease in assets/liabilities due to deconsolidation of funds and ventures	61,083	63,616	24,588
Unrealized gains (losses) included in other comprehensive income	17,343	24,114	(15,502)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Municipal Mortgage & Equity, LLC and its subsidiaries (“MuniMae,” “Company” or “MMA”) arrange and provide debt and equity financing for developers and owners of multifamily and commercial real estate and clean energy projects. The Company locates investment opportunities and syndicates these investments to interested investors and, at times, retains them for its own investment. The Company also provides investment management and advisory services for institutional investors.

The Company generates income primarily through returns on financings that it provides, through fees for services and through participating in returns on investments that it manages for others.

The Company operates through three primary divisions as described below:

•	The Affordable Housing Division conducts activities related to affordable housing and is further subdivided into three reportable segments, including:

•	Tax Credit Equity which creates investment funds and finds investors for such funds that receive tax credits for investing in affordable housing partnerships (referred to as syndication of affordable housing tax credit funds or Low Income Housing Tax Credit Funds — “LIHTC Funds”);

•	Affordable Bonds which originates and invests primarily in tax-exempt bonds secured by affordable housing; and

•	Affordable Debt which originates and invests in loans secured by affordable housing.

•	The Real Estate Division conducts real estate finance activities and is further subdivided into two reportable segments:

•	Agency Lending which originates both market rate and affordable housing multifamily loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”)) or through programs created by them, or sells the permanent loans to third party investors and the loans are guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”); and

•	Merchant Banking which provides loan and bond originations, loan servicing, asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects. In some cases, the Company originates loans and bonds for its own investment purposes.

•	The Renewable Ventures Division finances, owns and operates renewable energy and energy efficiency projects. This division, in its entirety, is considered a reportable segment.

Liquidity and Going Concern Uncertainty

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default on $454.4 million of its total debt of $2.0 billion at September 30, 2008 (the Company has not completed its financial accounting and reporting processes for the fourth quarter 2008; however, the Company does not expect that its total debt, including defaulted debt, has changed materially from September 30, 2008), primarily due to the Company’s inability to provide timely financial statements. In addition, the Company has had to fund cash needs through asset sales and borrowings. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern. See Note 21, “Liquidity and Going Concern Uncertainty.”

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in certain areas, including the determination of fair values for bonds available-for-sale, loans held for sale, mortgage servicing rights, derivative financial instruments, guarantee obligations, non-controlling interests in consolidated funds and ventures and certain other assets and liabilities of consolidated funds and ventures. Management has made significant estimates in the determination of impairment on bonds available-for-sale, real estate and the determination of the allowance for loan losses. Management also made estimates related to its business combinations, including determinations of the fair values of the assets and liabilities acquired and the subsequent evaluation of impairment related to those assets. Actual results could materially differ from these estimates.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, entities that are considered to be variable interest entities (“VIEs”) in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest. Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity, as well as all limited partnership investments where its interest is more than minor, are accounted for using the equity method of accounting. This includes VIEs where the Company is not considered the primary beneficiary.

All significant intercompany transactions and balances have been eliminated in consolidation with the exception of syndication fees, explained in more detail below.

The Company consolidates certain bond securitization special purpose entities (“SPEs”), which are VIEs, and have not met the criteria under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS 140”) for sales treatment. The assets and liabilities of these bond securitization SPEs are included within “Bonds available-for-sale” and “Senior interests and debt owed to securitization trusts.”

Consolidated Funds and Ventures

In addition to the Company’s wholly owned subsidiaries, the Company consolidates certain entities, that are not wholly owned, in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), Financial Accounting Standards Board’s Financial Interpretations No. 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51” (“FIN 46(R)”) or Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights” (“EITF 04-5”). These entities include LIHTC Funds, certain real estate partnerships and other investment funds. Because the Company generally has a minimal (or nonexistent) ownership interest in these entities, all assets, liabilities, revenues, expenses, equity in losses from unconsolidated Lower Tier Property Partnerships and the net losses allocable to non-controlling interest holders related to these entities have been separately identified in the consolidated balance sheets and statements of operations. A Lower Tier Property Partnership (“Lower Tier Property Partnership”) is defined as a partnership formed by a developer to develop or hold and operate a real estate investment for investors. Lower Tier Property Partnerships primarily include:

•	Partnerships that hold low income housing projects related to the Company’s Tax Credit Equity business segment. These properties are generally sold to a LIHTC Fund and then syndicated to investors. As discussed below, the LIHTC Funds (which are consolidated by the Company) account for their investment in these unconsolidated Lower Tier Property Partnerships under the equity method; and

•	Real estate partnerships where the Company has assumed the general partner role through a transfer of the general partner interest as a result of issues with the property or the developer (“consolidated

Lower Tier Property Partnerships” or “GP Take Backs”). The real estate held by these consolidated Lower Tier Property Partnerships is predominantly low income multifamily housing projects and the Company has tax credit equity or tax exempt bond financing investments in these partnerships.

In determining the allocation of income and losses between the non-controlling interest holders and the Company, the Company considers the legal ownership interests of the partners and contractual arrangements between the consolidated fund or venture and its partners. These contractual arrangements provide for the Company to earn fees from the consolidated entities for asset management services, guarantee obligations and interest income and fees related to bonds and loans provided by the Company. As these fees and interest income are eliminated in consolidation, they are presented in the Company’s net income as an allocation of the consolidated entities net income (loss) between the non-controlling interest holders and the Company. Syndication fees are considered to be paid directly by the fund investors (non-controlling interest holders); therefore, these fees are not eliminated in consolidation (see “Syndication fees” for the Company’s revenue recognition policy).

See Note 20, “Consolidated Funds and Ventures,” for further discussion of the consolidated funds and ventures.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash.

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage. The Company is required to maintain cash and cash equivalents under certain debt obligations, counterparty liquidity ratio agreements and to meet derivative collateral agreements.

Equity Method Investments

The Company has invested in certain entities that are engaged in real estate operations or that invest in real estate or mortgage loans and bonds backed by real estate. If the Company has the ability to exercise significant influence over the operations of the entity (which generally occurs when the Company holds at least 20% of the investee’s voting common stock) or the Company has more than a minor investment in a limited partnership or limited liability company (which is generally greater than 3% to 5%), the investment is accounted for using the equity method of accounting. These investments are included within “Investments in unconsolidated ventures.”

Additionally, the Company has invested in certain affordable housing projects as part of the Tax Credit Equity business. The investments in these affordable housing projects are typically owned by the Company, on a short-term basis, through a limited partner ownership interest of 99.99% until they are placed in a LIHTC Fund. The general partners of the affordable housing projects are considered the primary beneficiaries; therefore, the Company does not consolidate these entities and they are accounted for under the equity method and are included within “Investments in unconsolidated ventures.”

Under the equity method, the Company’s investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses from the partnership and the amortization of any investment basis differences after the date of acquisition. The Company discontinues applying the equity method for its allocable share of losses from a limited partnership interest when the investment balance reaches zero.

As required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), the Company and its consolidated LIHTC Funds must periodically assess the appropriateness of the carrying amount of its equity method investments to ensure the investment amount is not other-than-temporarily impaired. In accordance with Emerging Issues Task Force

Issue No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects” (“EITF 94-1”), the Company utilizes a gross (undiscounted) cash flow approach when assessing and measuring impairment in affordable housing projects. These cash flows include the future tax credits and tax benefits from net operating losses and any residual value of the project. Impairments related to the consolidated LIHTC Funds investments in unconsolidated Lower Tier Property Partnerships are recorded through “Impairment on investments in unconsolidated Lower Tier Property Partnerships.” Impairments related to the Company’s investments in unconsolidated ventures are recorded through “Other expenses.”

For investments accounted for under the equity method of accounting, the Company classifies distributions received on such investments as cash flows from operating activities when cumulative equity in earnings is greater than or equal to cumulative cash distributions. The Company classifies distributions as cash flows from investing activities when cumulative equity in earnings is less than cumulative cash distributions.

Bonds Available-for-Sale

Bonds available-for-sale include mortgage revenue bonds, other municipal bonds and retained interests in securitized bonds. The Company accounts for investments in bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. The Company estimates the fair value of its bonds using quoted prices, where available; however, most of the Company’s bonds do not have observable market quotes. For these bonds, the Company estimates the fair value of the bond by discounting the cash flows that it expects to receive using current estimates of discount rates. For non-performing bonds, given that the Company has the right to foreclose on the underlying real estate property which is the collateral for the bond, the Company estimates the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs.

In determining whether there is an other-than-temporary impairment in the Company’s bond portfolio, the Company follows the guidance in Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/124-1”). Retained interests in securitized bonds are periodically reviewed for potential impairment in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).

The Company evaluates its bond portfolio for other-than-temporary impairment throughout the year. Each bond with an estimated fair value less than amortized cost is reviewed on a quarterly basis by management. At a minimum, management considers the following factors that, either individually or in combination, could indicate that the decline is other-than-temporary:

•	the length of time and the extent to which the fair value has been less than amortized cost;

•	the financial condition of the underlying collateral (including the Company’s intent and ability to foreclose on the property) and whether it expects to recover all amounts due on a net present value basis; and

•	the intent and ability of the Company to retain its investment in the bond for a period of time sufficient to allow for any anticipated recovery in fair value.

Among the other factors that are considered in determining intent and ability is a review of the capital adequacy, interest rate risk profile and liquidity position of the Company. Declines in the fair value of the bonds below their amortized cost that are deemed to be other-than-temporary are recognized in earnings as “Impairment on bonds.” The fair value of an other-than-temporarily impaired bond becomes the new cost basis of the bond and it is not adjusted for subsequent recoveries in fair value.

The Company recognizes interest income over the contractual terms of the bonds using the effective interest method, which includes the effects of premiums, discounts, fees and costs in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). Contingent interest on participating bonds is recognized when the contingencies are resolved. Bonds are placed on non-accrual status when any portion of principal or interest is 90 days past due or earlier when concern exists as to the ultimate collection of principal or interest. The Company applies interest payments received on non-accrual bonds first to accrued interest and then as interest income. Bonds return to accrual status when principal and interest payments become current and are anticipated to be fully collectible. Proceeds from the sale or repayment of bonds greater or less than their amortized cost are recorded as realized gains or losses on a specific identification basis and any previously unrealized gains or losses included in accumulated other comprehensive income are reversed.

Loans Held for Investment

Loans held for investment (“HFI”) include construction, bridge, permanent and other loan types. HFI loans are reported at their outstanding principal balance net of any unearned income, non-refundable deferred origination fees and costs and any associated premiums or discounts, less the allowance for loan losses. Unearned income, deferred origination fees and costs and discounts and premiums are recognized as adjustments to income over the terms of the related loans using the effective interest method in accordance with SFAS 91.

The Company accrues interest based on the contractual terms of the loan. The Company discontinues accruing interest on loans when it is probable that it will not collect principal or interest on a loan, which is determined to be the earlier of either payment of principal or interest becoming 90 days past due or the date after which collectability of principal or interest is not reasonably assured. Interest previously accrued but not collected becomes part of the Company’s recorded investment in the loan for purposes of assessing impairment. The Company applies interest payments received on non-accrual loans first to accrued interest and then as interest income. Loans return to accrual status when contractually current and the collection of future payments is reasonably assured.

A loan is considered impaired when it is probable that the Company will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. If the recorded investment in impaired loans exceeds the net amount realizable, a valuation allowance is established through the “Provision for credit losses.”

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses attributable to the HFI loan portfolio. Additions to the allowance for loan losses are made through the “Provision for credit losses.” When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged-off against the allowance for loan losses. Any subsequent recoveries are recorded directly to the allowance for loan losses.

The Company performs systematic reviews of its loan portfolio throughout the year to identify credit risks and to assess overall collectability. Portions of the allowance for loan losses are specifically attributable to impairment losses on individual loans. Specific impairment losses are measured based upon:

•	the borrower’s overall financial condition and historical payment record;

•	the prospects for support from any financially responsible guarantors; and

•	the net realizable value of any collateral, if appropriate.

A specific allowance is established for these loans and represents an estimate of incurred losses based on an individual analysis of each impaired loan, in accordance with Statement of Financial Accounting Standards

No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”).

The allowance for loan losses, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), also includes an unallocated allowance attributable to the remaining portfolio. This unallocated allowance is established through a process that estimates the probable loss inherent in this portfolio. This evaluation is based on loan financing type and internal risk ratings, in conjunction with an analysis of historical loss experience, performance trends within specific portfolio segments and any other pertinent information.

Reserves for Losses on Unfunded Loan Commitments and Guarantee Obligations

The Company estimates probable losses related to unfunded loan commitments and guarantee obligations related to certain transactions. Unfunded loan commitments are analyzed and segregated by risk according to the Company’s internal risk rating process. These risk classifications, in conjunction with an analysis of historical loss experience, performance trends within specific portfolio segments and any other pertinent information, result in the estimation of the reserve for incurred losses on unfunded loan commitments. Reserves for losses on guarantee obligations are specifically identified in cases where the underlying loan is impaired or for guarantees where payout is probable and reasonably estimable. Increases and decreases to the reserves for losses on unfunded loan commitments and guarantee obligations are made through the “Provision for credit losses.” The reserves for losses on unfunded loan commitments and guarantee obligations are reported through “Other liabilities” and “Guarantee obligations,” respectively.

Loans Held for Sale

Loans held for sale (“HFS”) primarily represent permanent mortgage loans originated under the Company’s agency lending programs or in conjunction with the investment advisory business. HFS loans are carried at the lower of cost or market (“LOCOM”) with the excess of the loan’s cost over its fair value recognized as a valuation allowance. Loan basis adjustments (e.g., net deferred origination fees and costs) are included in the cost basis of the loan and are not amortized. The Company determines any LOCOM adjustments on a pool basis by aggregating loans with similar underwriting risks and characteristics.

Transfer of Financial Assets

The Company transfers and services interests in tax-exempt and taxable bonds and mortgage loans. The accounting for these activities is governed by SFAS 140. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If control is not surrendered, the transfer is accounted for as a financing transaction. Financial assets transferred in transactions that are treated as sales are removed from the consolidated balance sheets with any realized gain or loss reflected in earnings during the period of sale.

Most of the Company’s bond securitization programs do not meet the criteria for sales treatment and in these cases the financial assets transferred are treated as financings and are maintained in the consolidated balance sheets and reported as “Bonds available-for-sale” with proceeds received from the legal transfer reflected as secured borrowings and reported through “Senior interests and debt owed to securitization trusts.” When the Company securitizes tax-exempt or taxable bonds in transactions accounted for as sales in accordance with SFAS 140, the Company may retain an interest in the assets sold. These retained interests take the form of subordinate interests, which the Company retains to provide a form of credit enhancement for the more highly-rated securities and are accounted for as available-for-sale debt securities in accordance with SFAS 115. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows discounted at current market rates.

In loan sale or securitization transactions accounted for as sales in accordance with SFAS 140, the Company typically retains a mortgage servicing right and an interest only strip which is recorded in “Other assets.” Additionally, for loans sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company retains a recourse obligation. The Company accounts for its exposure to losses under its agreement with Fannie Mae as a guarantee under Financial Accounting Standards Board’s Financial Interpretations No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

At times the Company purchases subordinate certificates from trusts having never owned the underlying bonds and in certain cases, these trusts are considered VIEs and the Company is considered the primary beneficiary. As such, under FIN 46(R), the Company consolidates the trusts and records the bonds as “Bonds available-for-sale” and the senior securities issued by the trusts are classified as debt under “Senior interests and debt owed to securitization trusts.”

Property and Equipment, net

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. Property and equipment includes certain costs associated with the acquisition or development of internal-use software, capitalized leases, solar power generation facilities and leasehold improvements, including those provided for through tenant improvement allowances from the landlord. For leasehold improvements, the estimated useful life is the lesser of the remaining lease term or the estimated useful life. In accordance with Statements of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), a liability is recorded in the consolidated balance sheets in “Accounts payable and accrued expenses” related to leasehold improvements provided through tenant improvement allowances, which are then amortized into income as a reduction to rent expense reported through “General and administrative” expenses.

Certain leases include provisions for rent escalations and certain others include provisions for rent abatements, which are considered as an increase or decrease to rent expense, respectively, and are recorded on a straight-line basis over the lease term.

Mortgage Servicing Rights, net

Mortgage servicing rights, net (“MSRs”) are the right to receive a portion of the interest and fees collected from borrowers for performing specified activities, including collection of payments from individual borrowers, distribution of these payments to the investors, maintenance of escrow funds and other administrative duties related to loans serviced by the Company. MSRs are recognized as assets or liabilities when the Company sells originated loans, or purchases MSRs as part of a business combination. Purchased MSRs are initially recorded at fair value. MSRs retained from the sale of loans are initially recorded through an allocation of the cost of the loan between the loan sold and the retained MSR, based on their relative fair values. The net gain or loss on sale is recorded within “Net gains on sale of loans.”

Subsequently, MSRs are carried at the lower of cost or market value and are amortized in proportion to, and over the period of, estimated servicing income. This amortization is included within “Servicing fees.” MSRs are evaluated for impairment by stratifying the portfolio according to predominant risk characteristics (e.g., investor and origination year). To the extent that the carrying value exceeds estimated fair value, the MSRs are considered to be impaired and a valuation allowance is established to reduce the MSRs to fair value.

Goodwill and Other Intangibles, net

Goodwill represents the Company’s acquisition cost in excess of the fair value of net assets acquired in purchase business combinations. Intangible assets recognized apart from goodwill are differentiated between those that have finite useful lives (subject to amortization) and those that do not have finite lives (no amortization). The Company amortizes intangible assets with finite useful lives on either a straight-line basis or in proportion to, and over the period of expected benefits.

The Company tests goodwill and indefinite life intangibles for impairment annually on December 31 or more frequently if circumstances change such that it would be more likely than not that the fair value of a reporting unit or the intangible asset has fallen below its carrying value. The goodwill impairment test is a two-step test:

•	Under the first step (indication of impairment), the fair value of the reporting unit (which is based on a discounted cash flow analysis) is compared to the carrying value of the reporting unit (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test.

•	Under step two (measurement of impairment), an impairment loss is recognized for any excess carrying amount of the reporting unit’s goodwill over the implied fair value for that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

Intangible assets subject to amortization are evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Impairment on Real Estate in Lower Tier Property Partnerships

The Company’s investment in Lower Tier Property Partnerships is generally reflected as an equity investment (i.e., “Investments in unconsolidated Lower Tier Property Partnerships”). In some cases, certain Lower Tier Property Partnerships are consolidated by the Company primarily due to GP Take Backs. Generally, the real estate held by these Lower Tier Property Partnerships is low income multifamily housing assets financed with tax credit equity and/or tax exempt bonds. In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property.

The Company periodically assesses the appropriateness of the carrying amount of the real estate assets held by these Lower Tier Property Partnerships upon the identification of triggering events described in SFAS 144. The Company uses an undiscounted cash flow approach (based on projected net operating income in the real estate and future tax credits) to assess recoverability and then, where undiscounted cash flows are less than the carrying value of the property, measures impairment based on the fair value of the property. SFAS 144 impairment related to real estate assets held by LIHTC Funds through their investments in unconsolidated Lower Tier Property Partnerships is reflected in “Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures.” There was no SFAS 144 impairment related to consolidated Lower Tier Property Partnerships during 2006, 2005 and 2004.

Derivative Financial Assets and Liabilities

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and records these instruments at their fair values. The Company has not designated any of its derivative investments as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings in “Net (losses) gains on derivatives.”

The Company issues debt through senior interests in securitization trusts which have features that entitle the debt holders to a portion of any increase in the value of the bonds held by that trust upon the sale of the bonds or termination of the trust. The Company also issues mandatorily redeemable preferred shares that contain similar features that entitle the holders to the distribution of a portion of the Company’s capital gains. These gain share features are embedded derivative instruments that are required to be bifurcated and accounted for separately as derivative liabilities.

Guarantee Obligations

The Company’s guarantee obligations are primarily related to recourse provisions on losses and/or servicing advances relating to defaulted real estate mortgage loans sold under the Fannie Mae DUS program or loans sold to third parties that are guaranteed by Ginnie Mae and insured by HUD. The Company initially records a guarantee obligation equal to the estimated fair value of the recourse provisions related to the loan sales. This amount is treated as a reduction of the gain or loss on loan sale and the amount is subsequently amortized over the estimated life of the loan through “Servicing fees.” The Company also has financial guarantees related to specific property performance guarantees and payment guarantees made in conjunction with the sale or placement of assets with third parties.

Unfunded Equity Commitments

The Company and its LIHTC Funds enter into partnership agreements as the limited partners of Lower Tier Property Partnerships requiring the contribution of capital, typically once certain milestones have been achieved. The Company generally owns and warehouses these projects through a limited partner ownership interest of 99.99%, on a short-term basis, until they are placed in a LIHTC Fund.

EITF 94-1 requires a liability to be recognized for delayed equity contributions that are contingent upon a future event when that contingent event becomes probable. At the time the Company enters into a Lower Tier Property Partnership agreement, it determines if the milestones are achievable and probable and if so, the Company records a liability for the unfunded equity commitment. If the achievement of the milestones outlined in the partnership agreement is not reasonably assured, the Company will record the liability when that contingency becomes probable. The Company’s capital commitment is reported through “Investments in unconsolidated ventures” with an equal amount reported through “Unfunded equity commitments to investments in unconsolidated ventures.” These capital commitments will continue for a period of time after these limited partner interests are placed within LIHTC Funds and are classified as “Investments in unconsolidated Lower Tier Property Partnerships” and “Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships,” respectively.

Syndication Fees

Syndication fees are received for: (1) sponsoring the formation of LIHTC Funds; (2) identifying and acquiring interests in Lower Tier Property Partnerships; and (3) raising capital from investors to invest in these funds. In accordance with Statement of Position 92-1, “Accounting for Real Estate Syndication Income” (“SOP 92-1”), syndication fees are recognized ratably as LIHTC Funds invest cash in the Lower Tier Property Partnerships, typically over a four year period. For certain LIHTC Funds, the Company is exposed to future losses or costs in excess of contractual reimbursement limits. In these cases, the Company reduces income otherwise recognizable under revenue recognition policies by the future estimated losses or costs. Deferred revenue reported in the consolidated balance sheets is predominantly related to syndication fees.

Asset Management and Advisory Fees

The Company earns asset management and advisory fees for investment management services provided through its Merchant Banking segment. These fees are recognized as income during the period the services are performed and are based on a percentage of committed capital or a percentage of assets under management.

The Company also earns asset management fees for investment management services provided to its consolidated funds and ventures. As part of consolidation, the income recognized by the Company and the expense recognized by the consolidated funds and ventures are eliminated. However, these fees are included in the Company’s net income as an allocation of income (loss) between the non-controlling interest holders and the Company.

Debt Placement Fees

Debt placement fees are transaction-based revenue received for origination and brokerage services relating to loans originated on behalf of others. Debt placement fees are recognized when the loan is originated and reported as “Debt placement fees.” Origination fees for loans owned by the Company are deferred and recognized based on the classification of the loan. For loans classified as held for investment, origination fees and costs are deferred and recognized as a level yield adjustment over the life of the related loan and reported as “Interest on loans.” For loans classified as held for sale, origination fees and costs are not amortized, but realized upon the sale of the loan and reported as “Net gains on sale of loans.” Certain other upfront fees may be refundable based on the terms of the specific loan. These fees are recorded as a liability upon cash receipt and reduced as third party costs are incurred.

Servicing Fees

The Company earns fees for performing mortgage servicing activities, including collection of payments from individual borrowers, distribution of these payments to investors, maintenance of escrow funds and other administrative duties. The majority of these fees are associated with mortgage loans that were owned by the Company and then sold to investors with the Company retaining MSRs. The remaining portion of these fees is for performing mortgage servicing activities for institutional investors. These fees are generally based on a percentage of the balance of loans serviced and are recognized as income during the period the services are performed.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which replaced the existing Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires companies to measure compensation expense for stock options and other share-based payments based on the instrument’s fair value at the grant date and to record expense based on that fair value reduced by expected forfeitures. The Company adopted this standard by using the modified prospective approach.

Prior to 2006, the Company applied the intrinsic value based method of accounting for stock options under APB 25. Accordingly, no compensation expense was recognized for these stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. Had the Company applied SFAS 123(R) prior to 2006, the expense recognition for option-based arrangements would have been immaterial.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Net income has been reduced by distributions on mandatorily redeemable preferred shares which are recorded as interest expense. Diluted EPS is measured by adjusting the numerator and denominator used to calculate basic EPS for the effects of all potential dilutive common shares during the period. The Company issues stock options and deferred share awards which are incorporated into the diluted EPS calculation using the treasury stock method.

Income Taxes

The Company is organized as a limited liability company, which allows the Company to combine many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. There are numerous corporate subsidiaries (“taxable subsidiaries”) that are subject to income taxes. Income taxes for taxable subsidiaries are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of taxable subsidiaries and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, tax planning strategies and other factors.

New Accounting Pronouncements

SFAS No. 155 — Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies the bifurcation requirements for certain financial instruments and permits hybrid financial instruments that contain an embedded derivative that should be bifurcated to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings.

In January 2007, the FASB issued Derivatives Implementation Group Issue No. B40 (“DIG B40”). The objective of DIG B40 is to provide a narrow scope exception to certain provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying financial assets.

SFAS 155 and DIG B40 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

SFAS No. 156 — Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 156”). This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. This statement permits, but does not require the subsequent measurement of separately recognized servicing assets and liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Company adopted SFAS 156 on January 1, 2007, and elected to subsequently record its separately recognized servicing assets and liabilities at fair value which resulted in a cumulative-effect after tax increase to shareholders’ equity of $11.4 million.

FIN 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for its financial instruments on January 1, 2008; however, the Company will continue to evaluate election of the fair value option on a prospective basis for certain financial assets and liabilities.

SFAS No. 160 — Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. The statement is effective at the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

SFAS No. 141(R) — Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also requires acquisition-related costs to be recognized separately from the acquisition. SFAS 141(R) expands required disclosures related to the nature and financial effects of business combinations. The statement is effective at the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

Staff Accounting Bulletin No. 109 — Written Loan Commitments Recorded At Fair Value Through Earnings

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded At Fair Value Through Earnings” (“SAB 109”). SAB 109 rescinds an existing prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. The statement is effective on a prospective basis to loan commitments accounted for as derivatives issued or modified in fiscal quarters that begin after December 15, 2007. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

FSP FIN 39-1 — Amendment of FASB Interpretation No. 39

In May 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FASB’s Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP FIN 39-1 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

SFAS No. 161 — Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance and cash flows of the reporting entity. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. Because SFAS 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 will not have an impact on the Company’s consolidated financial statements when adopted.

FSP FAS 140-3 — Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FASB Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Early application is not permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The following table provides the impact of the restatement on net income for the years ended December 31, 2005 and 2004, as well as the cumulative impact to shareholders’ equity at December 31, 2005. Management has classified the accounting changes, which have all been determined to be corrections of errors, into ten broad categories. The manner in which the restatement impact is attributed to the ten categories is subjective and certain changes may relate to more than one category. While such classifications are not required under accounting principles generally accepted in the United State of America (“GAAP”) nor are such classifications audited, management believes these classifications may assist users in understanding the nature and impact of the corrections made as part of the restatement. The descriptions of the ten categories provide only a summary of the primary accounting issues. A comprehensive discussion follows the table.

		Shareholders’ Equity	Net Income (Loss)
		Increase (Decrease)	Increase (Decrease)
		2005	2005	2004
(dollars in thousands)

	As previously reported	$768,319	$87,404	$47,336
I.	Accounting related to consolidated funds and ventures	(100,826)	(10,179)	(24,901)
II.	Tax credit equity accounting	(41,272)	(22,793)	(9,726)
III.	Loan accounting	3,480	8,307	(1,999)
IV.	Provision for credit losses	(10,260)	(5,016)	(3,602)
V.	Equity method accounting	(7,475)	(12,921)	(65)
VI.	Derivative accounting	(9,990)	(3,666)	(5,132)
VII.	Bond accounting	61,194	(16,367)	2,363
VIII.	MSR accounting	8,093	1,784	113
IX.	Other restatement adjustments	(1,372)	(4,954)	3,466

	Total pre-tax adjustments	(98,428)	(65,805)	(39,483)
X.	Tax valuation allowance	(41,338)	(14,592)	(21,396)
	Tax effect of restatement adjustments	36,032	17,664	10,267

	After-tax adjustments (1)	(103,734)	(62,733)	(50,612)

	As restated	$664,585	$24,671	$(3,276)

(1)	The cumulative effect of the restatement adjustments at December 31, 2003, was a net increase in shareholders’ equity of $6.4 million, which is included in the cumulative effect on shareholders’ equity of $(103.7) million at December 31, 2005.

I. Accounting Related to Consolidated Funds and Ventures

As part of the restatement process, the Company re-evaluated its relationship with over 2,000 potential variable interest entities in which the Company has little or no ownership interest, but the Company may be deemed to be the primary beneficiary or to have control. The Company’s re-evaluation of the application of

FIN 46(R), EITF 04-5 and ARB 51 resulted in the consolidation of funds and ventures that were previously not consolidated or were consolidated incorrectly. As a result, upon restatement, the Company has consolidated all assets, liabilities and non-controlling interests in consolidated funds and ventures, as well as income and expenses of over 200 additional entities.

The total assets reflected in the consolidated balance sheet after restatement at December 31, 2005 and the cumulative impact on pre-tax shareholders’ equity of the changes related to the accounting for funds and ventures at December 31, 2005, is as follows:

		Cumulative Pre-tax
		Impact on
	Total Assets	Shareholders’ Equity
	2005	2005
(dollars in thousands)

LIHTC Funds (1)	$3,964,742	$(23,534)
Consolidated Lower Tier Property Partnerships (2)	350,264	(77,302)
Real Estate Funds	283,729	—
Other	1,665	10

Total assets of consolidated funds and ventures	$4,600,400	$(100,826)

(1)	Certain LIHTC Funds were historically consolidated by the Company in accordance with FIN 46(R). Specifically, the Company previously consolidated LIHTC Funds where the limited partner investors had not yet contributed their full capital commitments. In addition, the assets and liabilities of guaranteed funds were historically included in the Company’s consolidated financial statements under the leasing method.

(2)	The assets and liabilities of certain Lower Tier Property Partnerships were historically included in the Company’s consolidated financial statements in accordance with FIN 46(R).

The following summarizes the re-evaluation considerations related to the Company’s different funds and ventures.

LIHTC Funds

There are two primary changes related to the consolidation of the LIHTC Funds:

•	Non-guaranteed LIHTC Funds — The Company’s prior FIN 46(R) analysis did not fully take into consideration the de facto agency relationship that existed between the general partner (i.e., the Company) and the limited partners of the LIHTC Funds. The de facto agency relationship requires the Company to evaluate which party is most closely associated with the LIHTC Funds. In all instances, the Company concluded that it was the party most closely associated with these LIHTC Funds and therefore the Company was the primary beneficiary and should have consolidated these funds.

•	Guaranteed LIHTC Funds — The guaranteed LIHTC Funds were previously accounted for under the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), resulting in the leasing method of accounting for these funds. The Company should have consolidated these funds in accordance with the provisions of FIN 46(R), rather than applying the leasing method under SFAS 66.

Historically, the Company ceased recognizing losses when its general partner capital accounts in the LIHTC Funds reached zero. Because the Company is the general partner, it should have continued to record its portion of the LIHTC Fund losses, even if its capital account was reduced to zero. In addition, as the general partner, the Company should have recorded losses attributable to the limited partners when the limited partners’ capital accounts in the LIHTC Funds reached zero. As part of the restatement, the Company recorded the losses of LIHTC Funds in excess of the Company’s general partner capital accounts and the losses of LIHTC Funds related to the limited partners’ capital accounts after their capital accounts reached zero. In addition, the Company has extended loan and bond financing to certain unconsolidated Lower Tier Property Partnerships. In consolidation, these are considered additional interests that should absorb losses of the unconsolidated Lower Tier Property Partnerships. These losses are generally non-cash losses caused by depreciation and thus the Company generally does not expect to advance cash related to these losses. The cumulative impact on shareholders’ equity related to these items was a decrease of $23.5 million (before income taxes) at December 31, 2005.

Consolidated Lower Tier Property Partnerships

The Consolidated Lower Tier Property Partnerships primarily represent the consolidation of partnerships related to GP Take Backs. Generally, at the time of a GP Take Back transaction the developer general partner has little or no equity in the project, and in many cases there is no third party limited partner equity to absorb losses. As a result, the Company, as the new general partner, must record for financial reporting purposes all of the losses (which are primarily due to non-cash depreciation) in those cases where the limited partners’ capital accounts have reached zero. Furthermore, a sale of the Company’s general partner interest or of the property that results in the deconsolidation of the Lower Tier Property Partnerships will result in the Company reversing these previously recorded losses into income. The cumulative impact on shareholders’ equity related to these items was a decrease of $77.3 million (before income taxes) at December 31, 2005.

Real Estate Funds

Certain Real Estate Funds, which were previously accounted for under the equity method, are now consolidated as described below:

•	B-Note Value Fund L.P. — The Company serves as the general partner of this fund and the Company also has a limited partner interest in the fund. As part of the restatement, the Company has determined that it controls this limited partnership as the unaffiliated limited partners do not have substantive participating or dissolution/kick-out rights.

•	Real Estate Investment Partnerships — The Company is the general partner in the top tier of two multi-tier partnership structures. The Company’s historical FIN 46(R) analysis did not consider the impact of restrictions on the transfer of the limited and general partner interests. The fact that the general and limited partners cannot transfer their interests without the other’s consent creates a de facto agency relationship and thus requires that the primary beneficiary be analyzed under the related party framework prescribed in FIN 46(R). Under the related party analysis, the Company is considered to be most closely associated with these entities and therefore is the primary beneficiary.

The above entities are collectively referred to herein as “Real Estate Funds.”

Other

As part of the restatement, the Company also concluded that MuniMae Affordable Housing, Inc. (“MAH”) and MuniMae Foundation, Inc. (“Foundation”), both of which are non-profit entities in which the Company has no ownership interest, should be consolidated. Management concluded that it should consolidate these entities under ARB 51 and related guidance as it holds an indirect majority voting interest in them and an economic interest in the properties owned by these entities through tax credit equity or debt financing.

II. Tax Credit Equity Accounting

The Company restated several items related to the accounting for its Tax Credit Equity segment. Previously, the Company deferred certain organizational costs, did not properly capitalize acquisition costs in Lower Tier Property Partnerships and did not consider the portion of the investment funded by the Company in the measurement of capitalized interest.

The Company also historically applied the lease accounting approach under SFAS 66 to guaranteed funds, which resulted in the Company recording the total limited partners’ invested capital in the fund as a guarantee liability. This guarantee liability was being relieved and recognized as income over the life of the fund on a straight-line basis. In addition, the Company recorded all of the net losses associated with these funds (as there was no non-controlling interest to which to allocate these losses). As part of the restatement, the Company is no longer applying lease accounting to these entities. The Company is consolidating the guaranteed LIHTC Funds consistent with the consolidation accounting for the non-guaranteed funds. However, the guarantee obligation is eliminated in consolidation and is measured as a possible cost that is considered for purposes of syndication fee revenue recognition.

The Company corrected the calculation for determining the portion of syndication income to recognize when the LIHTC Funds invested in Lower Tier Property Partnerships. In addition, the Company corrected the way it measures and reduces income by its future expected costs and losses associated with the syndication of new funds. Lastly, the Company’s recognition of asset management fees had been based on whether the amounts were determinable and collection was reasonably assured within one year, but did not consider the Funds’ ability to pay in subsequent periods.

The cumulative impact to shareholders’ equity resulting from Tax Credit Equity restatement adjustments was a decrease of $41.3 million (before income taxes) at December 31, 2005. In addition, historically the Company did not record a liability for unfunded equity commitments while interests in Lower Tier Property Partnerships were warehoused, nor did the Company record a liability for unfunded equity commitments once these investments were syndicated and placed into LIHTC Funds. As part of the restatement the Company recorded a $903.8 million increase in its “Investments in unconsolidated Lower Tier Property Partnerships” and a $232.4 million increase in its “Investments in unconsolidated ventures” with a corresponding increase of $903.8 million in “Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships” and a $232.4 million increase in “Unfunded equity commitments to investments in unconsolidated ventures” at December 31, 2005, in the consolidated balance sheets.

III. Loan Accounting

The Company restated the way it accounts for certain loan fees and deferred origination costs both in terms of the amount originally deferred, as well as the amount of amortization of such fees and costs. In addition, the Company identified additional loans that should have been on non-accrual. The total cumulative impact of these loan and loan related changes was a $3.5 million (before income taxes) increase in shareholders’ equity at December 31, 2005.

IV. Provision for Credit Losses

The Company identified additional loans that were subject to specific impairment and the Company corrected the way it records impairment. In addition, the Company did not establish an unallocated allowance for loan losses when one was needed. The cumulative impact of these impairment and allowance for loan loss changes was to reduce shareholders’ equity by $10.3 million (before income taxes) at December 31, 2005.

V. Equity Method Accounting

The Company corrected the way it applies the equity method of accounting to certain non-consolidated funds and ventures. These funds and ventures continue to be accounted for as equity investments as part of the restatement; however, the methodology used by the Company to record its income and losses from these entities was corrected. More specifically, the Company was previously recording joint venture cash distributions related to its preferred return as income as opposed to reducing its equity investment balance. In the restatement, the Company, as a limited partner, also stopped recording losses attributable to the other partners when the Company had no funding requirements related to those partnerships. Also, the Company stopped recognizing promote income on a venture before all contingencies were resolved. The cumulative impact of these restatement adjustments was a decrease of $7.5 million (before income taxes) in shareholders’ equity at December 31, 2005.

VI. Derivative Accounting

Prior to the restatement, the Company did not record certain loan commitments (interest rate lock and forward sales) and forward bond purchase commitments as derivatives. In the restatement, the Company recorded these commitments as derivatives and made various other derivative-related changes, including: (1) valuing derivatives at period-end; (2) recognizing certain interest rate swap contracts as derivative instruments; and (3) bifurcating certain embedded derivatives (primarily gain share provisions embedded in senior interests in securitization trusts). The Company made certain corrections to the valuation of various derivative contracts, primarily related to loan collar commitments and put option agreements. The cumulative impact of all these derivative-related changes was a decrease in shareholders’ equity of $10.0 million (before income taxes) at December 31, 2005.

VII. Bond Accounting

As part of the restatement, the Company’s bond portfolio was valued higher by $61.0 million at December 31, 2005. Previously the Company reported bond values based on informal quotes from a broker, which were not supported by independently observable market inputs or cash flow models. In the restatement, the Company created an internal discounted cash flow model using market-based assumptions. These amounts do not include the impact of consolidation, which eliminated a portion of these changes in the consolidation process.

In addition, the Company restated net deferred fees associated with its bond portfolio to comply with SFAS 91. The cumulative impact of this change was to increase shareholders’ equity by $0.2 million (before income taxes) at December 31, 2005.

The Company also recognized cumulative additional other-than-temporary impairments of $15.8 million through December 31, 2005, which does not impact overall shareholders’ equity, but is a reclassification from accumulated other comprehensive income (a component of shareholders’ equity) into net income.

VIII. MSR Accounting

Internally generated and acquired MSRs were previously valued using either an internally developed model or a third party service provider that utilized its own model. These models generally only considered aggregate level assumptions or inputs versus loan level data and in some cases the models did not include all the components that are needed to determine a MSR value. The adjustments to these models, including changes to the amortization of MSRs, resulted in a net cumulative increase in the net carrying value of the MSRs (both those acquired in business combinations and those from originated loans) and an increase to shareholders’ equity of $8.1 million (before income taxes) at December 31, 2005.

IX. Other Restatement Adjustments

The Company made other corrections as part of the restatement as described below:

•	The Company restated the purchase accounting for various business combinations, including the identification and recording at fair value of various acquired intangible assets and assumed liabilities (including guarantee obligations), as well as allocations of goodwill to reportable segments. The cumulative impact of these changes was a decrease in shareholders’ equity of $3.3 million (before income taxes) at December 31, 2005.

•	The Company changed the way it depreciated certain property and equipment from a tax depreciation method to a GAAP compliant method. In addition, certain leases (primarily for equipment) that had been classified as operating leases were determined to be capital leases. The cumulative impact of these changes was to increase shareholders’ equity by $1.5 million (before income taxes) at December 31, 2005.

•	As part of the restatement, the Company recognized additional guarantee liabilities as recourse obligations and recorded the amortization of the recourse obligations into income in a systematic and rational manner. The cumulative impact of these changes was to decrease shareholders’ equity by $0.5 million (before income taxes) at December 31, 2005.

•	The Company made other restatement adjustments, which were not significant individually and which resulted in a cumulative increase to shareholders’ equity of $0.9 million (before income taxes) at December 31, 2005.

X. Tax Valuation Allowance

As a result of the restatement, the Company substantially increased its deferred tax assets, primarily due to the significant deferral of income related to the Tax Credit Equity accounting changes. As part of the restatement, the Company re-evaluated the realizability of its deferred tax assets. After considering all available evidence, both positive and negative, the Company concluded that it was more likely than not that the deferred tax assets would not be realized. As a result, the Company concluded that a valuation allowance was required against the Company’s deferred tax assets. At December 31, 2005, the cumulative impact of providing a valuation allowance related to the Company’s deferred tax assets was $41.3 million.

Earnings Per Share

The following table sets forth a reconciliation of previously reported and restated GAAP earnings per share for the years ended December 31, 2005 and 2004:

	2005	2004

Basic earnings (loss) per share:
As previously reported	$2.31	$1.37
Total impact of restatement adjustments	(1.66)	(1.46)

As restated	$0.65	$(0.09)

Diluted earnings (loss) per share:
As previously reported	$2.30	$1.36
Total impact of restatement adjustments	(1.65)	(1.45)

As restated	$0.65	$(0.09)

The following is a summary of the effect of the restatement on the originally issued consolidated balance sheets and consolidated statements of operations and summarized consolidated statements of cash flows.

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEET*

	As Previously Reported	As Restated
	December 31,	December 31,
(dollars in thousands, except share data)	2005	2005

ASSETS
Cash and cash equivalents	$140,681	$140,213
Restricted cash	96,338	26,804
Bonds available-for-sale	1,436,535	1,392,934
Loans held for investment, net of allowance for loan losses	712,632	708,274
Loans held for sale	91,196	76,516
Investments in unconsolidated ventures	872,514	352,521
Accrued interest receivable	22,100	21,621
Property and equipment, net	9,496	12,945
Real estate projects, net	148,015	—
Mortgage servicing rights, net	63,904	71,774
Goodwill, net	133,299	97,846
Other intangibles, net	26,289	21,100
Derivative assets	3,975	7,161
Other assets	74,763	38,807
Total assets of consolidated funds and ventures	—	4,600,400

Total assets	$3,831,737	$7,568,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$1,729,156	$1,475,985
Subordinate debentures	172,750	175,500
Mandatorily redeemable preferred shares	168,000	162,150
Guarantee obligations	229,690	6,993
Accounts payable and accrued expenses	43,887	43,032
Interest payable	19,692	16,390
Derivative liabilities	4,005	17,030
Deferred revenue	116,579	88,704
Other liabilities	—	48,639
Unfunded equity commitments to investments in unconsolidated ventures	—	232,396
Total liabilities of consolidated funds and ventures	—	1,875,629

Total liabilities	2,483,759	4,142,448

Commitments and contingencies
Non-controlling interests in consolidated funds and ventures	410,973	2,593,197
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $173,000	168,686	168,686
Shareholders’ equity:
Common shares, no par value	773,337	581,046
Less unearned compensation (deferred shares)	(4,563)	—
Accumulated other comprehensive income	(455)	83,539

Total shareholders’ equity	768,319	664,585

Total liabilities and shareholders’ equity	$3,831,737	$7,568,916

*	Amounts have been reclassified to conform to the current consolidated financial statement presentation, except for previously consolidated LIHTC Funds and GP Take Backs.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS *

	For The Years Ended December 31,
	As Previously	As Restated	As Previously	As Restated
(dollars in thousands, except per share data)	Reported 2005	2005	Reported 2004	2004

REVENUE:
Interest income
Interest on bonds	$91,467	$88,470	$84,107	$79,301
Interest on loans	57,473	54,356	45,579	41,990
Interest on short-term investments	5,214	4,156	3,882	1,989

Total interest income	154,154	146,982	133,568	123,280

Fee and other income:
Syndication fees	42,977	32,131	41,009	32,715
Asset management and advisory fees	33,528	6,520	12,733	3,083
Debt placement fees	5,552	5,355	7,934	2,926
Guarantee fees	19,127	1,150	10,610	3,133
Servicing fees	9,318	4,296	4,578	3,518
Other income	6,054	5,747	2,881	3,463

Total fee and other income	116,556	55,199	79,745	48,838

Revenue from consolidated funds and ventures:
Rental and other income from real estate	22,345	54,812	16,435	48,568
Interest and other income	—	27,765	—	11,076

Total revenue from consolidated funds and ventures	22,345	82,577	16,435	59,644

Total revenue	293,055	284,758	229,748	231,762

EXPENSES:
Interest expense	100,532	89,672	83,652	67,931
Salaries and benefits	88,195	79,970	67,812	62,933
General and administrative	32,329	30,817	25,976	24,753
Professional fees	12,246	12,089	11,177	9,279
Depreciation and amortization	21,210	6,305	12,613	4,996
Impairment on bonds	3,153	13,020	4,170	684
Provisions for credit losses	1,424	5,117	1,389	4,981
Other expenses	—	1,099	—	1,491
Expenses from consolidated funds and ventures:
Depreciation and amortization	—	19,585	—	21,705
Interest expense	—	34,852	—	27,339
Impairment on investments in unconsolidated Lower Tier Property Partnerships	—	30,327	—	35,585
Other operating expenses	—	52,788	—	41,033

Total expenses from consolidated funds and ventures	—	137,552	—	125,662

Total expenses	259,089	375,641	206,789	302,710

Net gains (losses) on sale of bonds	7,332	6,398	304	(147)
Net gains on sale of loans	9,401	12,509	3,393	5,510
Net gain on sale of investments in tax credit equity partnerships	10,005	—	3,019	—
Net gains (losses) on derivatives	8,320	4,363	941	(4,430)
Net gains on sale of real estate	—	—	—	—
Net gains on sale of real estate from consolidated funds and ventures	—	19,655	—	5,805
Equity in earnings (losses) from unconsolidated ventures	39,313	26,346	(2,494)	403
Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures	(102,734)	(281,162)	(175,701)	(238,674)

Income (loss) before income taxes and (income) loss allocable to non-controlling interests and discontinued operations	5,603	(302,774)	(147,579)	(302,481)

Income tax (expense) benefit	(2,341)	(2,929)	6,508	(2,923)
(Income) loss allocable to non-controlling interests:
Distributions declared to perpetual preferred shareholders of subsidiary	(4,962)	(4,962)	(755)	(755)
Net losses allocable to non-controlling interests from consolidated funds and ventures	79,623	327,761	177,562	294,840

Income (loss) before discontinued operations	77,923	17,096	35,736	(11,319)

Discontinued operations	9,481	7,575	11,080	8,043

Income (loss) before cumulative effect of a change in accounting principle	87,404	24,671	46,816	(3,276)

Cumulative effect of a change in accounting principle	—	—	520	—

Net income (loss)	$87,404	$24,671	$47,336	$(3,276)

*	Amounts have been reclassified to conform to the current consolidated financial statement presentation, except for previously consolidated LIHTC Funds and GP Take Backs.

The following table displays the impact of the restatement for the years ended December 31, 2005 and 2004, on the summarized consolidated statements of cash flows:

	2005		2004
	As		As
	Previously		Previously
(dollars in thousands)	Reported	As Restated	Reported	As Restated

Net cash provided by operating activities	$47,211	$68,953	$94,336	$38,123
Net cash used in investing activities	(682,529)	(1,235,401)	(686,555)	(940,835)
Net cash provided by financing activities	683,118	1,213,780	634,274	944,585

Net increase in cash and cash equivalents	$47,800	$47,332	$42,055	$41,873
Cash and cash equivalents at beginning of period	92,881	92,881	50,826	51,008

Cash and cash equivalents at end of period	$140,681	$140,213	$92,881	$92,881

As reflected in the table above, there was no significant change in the cash and cash equivalents at the end of either of these periods presented. However, as part of the restatement, the Company made significant changes related to the classification of cash used or cash provided by operating activities, investing activities and financing activities. The most significant changes were due to the cash activity of the LIHTC Funds and other entities which were not previously consolidated. For example, investments made by LIHTC Funds in Lower Tier Property Partnerships are now included in net cash used in investing activities. Also, contributions from non-controlling interest holders are now included in net cash provided by financing activities.

In addition to changes due to cash activity of the LIHTC Funds, cash related to loan activity has been adjusted. As part of the restatement, the Company changed certain loan designations between held for sale and held for investment resulting in more loans designated as held for sale in 2005. Changes to loan designations resulted in reclassifying cash activity between captions given that cash used to purchase or originate loans held for sale is classified as cash used in operating activities and cash used for the purchase or origination of loans held for investment is classified as cash used in investing activities.

The consolidation of certain real estate funds with loan investments, which were not previously consolidated, significantly increased cash flows reported through “Advances on and originations of loans held for investment” in the investing section of the consolidated statements of cash flows, as well as cash flows reported through “Proceeds from borrowing activity” in the financing section of the consolidated statements of cash flows.

NOTE 3 —	INVESTMENTS IN UNCONSOLIDATED VENTURES

Investments in Real Estate Entities

The Company has invested in certain real estate entities as outlined in the table below. These entities are not consolidated by the Company, as the Company does not control the entity nor is the Company the primary beneficiary for those entities that are VIEs. These investments are accounted for under the equity method.

Investments in Common Stock of Special Purpose Financing Entities

One of the Company’s consolidated wholly owned subsidiaries, MMA Financial Holdings, Inc. (“MFH”), formed special purpose financing entities (“Trusts”) that issued preferred securities (“Preferred Securities”) to qualified institutional investors. Although the Company owns all of the common stock investment in the Trusts, pursuant to FIN 46(R), the Company has determined that it is not the primary beneficiary, and therefore, the Company has not consolidated these Trusts.

The Trusts used the proceeds from the offerings to purchase junior subordinate debentures (“Debentures”) issued by MFH with substantially the same economic terms as the Preferred Securities. At December 31, 2006 and December 31, 2005, the Trusts had a note receivable related to the purchase of Debentures (including related interest) from MFH of $174.9 million for both years. The Trusts had Preferred Securities payable (including related interest) to investors of $174.9 million for the years ended December 31, 2006 and 2005.

Investments in Unconsolidated Lower Tier Property Partnerships

The Company has invested in unconsolidated Lower Tier Property Partnerships as part of the Tax Credit Equity business. These investments are typically owned by the Company through limited partner interests of 99.99% on a short-term basis until they are placed in a LIHTC Fund. At December 31, 2006 and 2005, there were 56 and 39 partnerships, respectively, for which the Company held limited partner interests of 99.99%, virtually all of which were transferred to syndicated LIHTC Funds within one year of acquisition. The average holding period related to the majority of these investments is less than 90 days. However, there are three properties with significantly longer holding periods. Two of these properties were sold subsequent to December 31, 2006 at a gain. The third property, which had an investment balance of $2.3 million at December 31, 2006, has been significantly impaired subsequent to December 31, 2006. These entities are considered to be VIEs; however, the general partners are determined to be the primary beneficiaries. Therefore, the Company does not consolidate these entities and they are accounted for using the equity method.

See Note 20,“Consolidated Funds and Ventures,” for discussion of the Company’s investments in Lower Tier Property Partnerships related to consolidated funds and ventures.

The following table summarizes the investments in unconsolidated ventures at December 31, 2006 and 2005:

(dollars in thousands)	Ownership%	2006	2005

Investments in Real Estate Entities:
International Housing Solutions S.a.r.l	49.0%	$503	$1,017
CAPREIT TERA Venture, LLC	35.0	47	—
CAPREIT Three M Venture	35.0	31,020	47,176
PSP/MMA investment ventures	10.0	1,576	—
TriSail/MMA Realty Capital Partners I, LP	25.0	14,015	—
Williams Pointe Limited Partnership	60.0	6,562	—
Investments in Common Stock of Special Purpose Financing Entities	100.0	2,750	2,750
Investments in Unconsolidated Lower Tier Property Partnerships (1)	99.99	483,069	301,578

Total		$539,542	$352,521

(1)	Included in Investments in Unconsolidated Lower Tier Property Partnerships are unfunded equity commitments to the Lower Tier Property Partnerships of $336.0 million and $232.4 million at December 31, 2006 and 2005, respectively. In addition, the Company has existing lending arrangements and commitments to lend to these partnerships totaling $9.1 million and $14.7 million at December 31, 2006 and 2005, respectively.

Net income of Investments in Real Estate Entities was $43.0 million, $108.9 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s equity in earnings, reported through “Equity in earnings of unconsolidated ventures,” related to these entities was $5.6 million, $26.7 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Also, included in “Equity in earnings of unconsolidated ventures” is $(0.4) million for both of the years ended December 31, 2006 and 2005, and zero for the year ended December 31, 2004, related to Investments in Unconsolidated Lower Tier Property Partnerships reflected above.

The Company’s equity in earnings includes the amortization of the excess of the Company’s acquisition cost of certain investments in unconsolidated ventures over the historical cost basis related to these investments. The difference between the Company’s acquisition cost basis of the investments and the historical cost basis of the investments at the partnership level was $23.3 million and $17.0 million at December 31, 2006 and 2005, respectively. This basis difference is amortized over the useful life of the underlying assets of the partnerships. The amortization expense related to this basis difference was $6.4 million, $6.7 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company recorded an impairment charge of $1.1 million for the year ended December 31, 2006 related to its basis difference in one of its investments.

The following table displays the total assets and liabilities related to Investments in Real Estate Entities at December 31, 2006 and 2005:

(dollars in thousands)	2006	2005

Total assets	$589,851	$567,021
Total liabilities	484,647	522,570

NOTE 4 —	BONDS AVAILABLE-FOR-SALE

Mortgage revenue bonds are secured by the mortgages associated with the underlying multifamily housing real estate projects. Other municipal bonds are, in most cases, secured by the general obligations of the issuer or tax liens. Retained interests in securitized bonds are the Company’s subordinate residual interests in bonds that have been securitized and qualified for sale treatment under the requirements of SFAS 140.

Principal payments on bonds are received in accordance with amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid or refinanced in a lump sum payment at maturity or at such earlier time as defined under the bond documents. The bonds typically contain provisions that prohibit prepayment of the bond for a specified period of time. These investments are classified as available-for-sale securities and are reported at fair value, in accordance with SFAS 115.

The following table summarizes the investments in bonds and the related unrealized gains and unrealized losses at December 31, 2006 and 2005:

	2006
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value

Mortgage revenue bonds	$1,362,122	$91,802	$(2,815)	$1,451,109
Other municipal bonds	302,595	9,366	(562)	311,399
Retained interests in securitized bonds	4,448	3,157	—	7,605

Total	$1,669,165	$104,325	$(3,377)	$1,770,113

	2005
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value

Mortgage revenue bonds	$1,225,778	$82,212	$(4,618)	$1,303,372
Other municipal bonds	79,746	4,734	—	84,480
Retained interests in securitized bonds	3,805	1,277	—	5,082

Total	$1,309,329	$88,223	$(4,618)	$1,392,934

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily housing. Mortgage revenue bonds may be secured by a first mortgage or by a subordinate mortgage on the underlying projects. For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as laid out in the trust indenture) of the bonds. The mortgage loans are non-assumable except with the bondholder’s consent.

Mortgage revenue bonds can be non-participating or participating. Participating mortgage revenue bonds allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. Both the stated and participating interest on the Company’s mortgage revenue bonds are exempt from federal income tax. The Company’s participating mortgage revenue bonds had an aggregate fair value of $147.2 million and $155.9 million at December 31, 2006 and 2005, respectively.

Other Municipal Bonds

Other municipal bonds are issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and community recreational facilities. Some of the other municipal bonds are secured by specific payments or assessments pledged by the community development districts that issue the bonds or incremental tax revenue generated by the underlying projects. The pledge of “ad valorem” taxes and assessments are senior to any first mortgage real estate debt. The remaining other municipal bonds are secured by the general obligation of the issuers and have credit ratings of at least “AA-” or “Aa3”, as defined by the applicable rating agencies.

Transfers of Financial Assets

The Company securitizes mortgage revenue bonds and other municipal bonds under various securitization programs. The Company accounts for securitization transactions as either sales or financing transactions in accordance with SFAS 140. Some of the mortgage revenue bonds and other municipal bonds outlined above have been transferred in transactions that are treated as financings with proceeds from the legal transfer reflected as secured borrowings in the consolidated balance sheets. Upon termination of the securitization trust, there may be a gain share component that is distributed across the certificates with most of the gains allocated to the residual interests held by the Company. Additionally, the Company purchases subordinate certificates from trusts never having owned the underlying bonds. In certain cases, these trusts are considered VIEs and the Company is considered the primary beneficiary, resulting in the Company consolidating these entities. As such, under FIN 46(R), the Company consolidates the trusts and records the bonds as “Bonds available-for-sale” and the senior securities issued by the trusts are classified as debt under “Senior interests and debt owed to securitization trusts.” See Note 11, “Debt” for further detail.

The Company securitized and received sales treatment for other municipal bonds that met the qualifying special purpose entity definition in accordance with SFAS 140. The Company sold approximately $3.7 million, $24.7 million and $64.4 million of other municipal bonds and recognized net gains (losses) on sale of bonds of $0.2 million, $0.3 million and $(0.7) million in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively. The Company retained subordinate residual interests in the bonds sold for the years ended December 31, 2006 and 2005, of approximately $0.7 million in each year, which are reported through “Bonds available-for-sale.” The cash flows primarily related to principal and interest received by the Company on all retained interests in securitized bonds during 2006 and 2005 were $1.5 million and $1.1 million, respectively.

Maturity

The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at December 31, 2006. Actual maturities may precede the contractual maturities because some bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par and provisions that permit the bondholders to cause the borrowers to redeem the bonds on or after a specified date prior to the stated maturity date.

(dollars in thousands)	Amortized Cost	Fair Value

Non-Amortizing:
Due in less than one year	$2,012	$2,005
Due between one and five years	11,997	15,271
Due between five and ten years	8,815	8,991
Due after ten years	105,148	136,518

Amortizing:	127,972	162,785
Due at regular intervals between June 2007 and May 2055 (1)	1,541,193	1,607,328

	$1,669,165	$1,770,113

(1)	This represents the final maturity date of the bonds.

Bond Sales

The Company recorded proceeds on sales of bonds of $139.9 million, $139.4 million and $98.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross gains on the sale of these bonds were $9.2 million, $7.4 million and $2.6 million and the gross losses on the sale of these bonds were $0.8 million, $1.0 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Investment in Bonds with Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s bonds aggregated by the length of time that individual bonds have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	2006
	Less than 12	More than 12
(dollars in thousands)	Months	Months	Total

Number of bonds	15	17	32
Fair value	$97,229	$106,764	$203,993
Unrealized losses	(1,086)	(2,291)	(3,377)

	2005
	Less than 12	More than 12
(dollars in thousands)	Months	Months	Total

Number of bonds	21	7	28
Fair value	$146,719	$25,396	$172,115
Unrealized losses	(2,323)	(2,295)	(4,618)

Mortgage revenue bonds comprised $2.8 million and $4.6 million of the $3.4 million and $4.6 million in unrealized losses at December 31, 2006 and 2005, respectively. Unrealized losses related to mortgage revenue bonds are due primarily to changes in interest rates. All of these bonds are collateralized by operating real estate projects and the Company expects that they would not be settled at a price less than the amortized cost. The Company performed reviews of the properties collateralizing each bond and concluded that it was probable that the Company would receive all amounts due on a net present value basis using the effective interest rate on each bond.

Other municipal bonds comprised $0.6 million of the $3.4 million in unrealized losses at December 31, 2006. For other municipal bonds, the Company determined that the unrealized loss was due to changes in interest rates and that the underlying credit quality of the bonds remained unchanged.

At December 31, 2006 and 2005, the Company had the ability and intent to hold these investments (mortgage revenue bonds and other municipal bonds) until a recovery of the Company’s recorded investment in the bonds; therefore, these investments are not considered to be other-than-temporarily impaired at December 31, 2006 or 2005. However, due to events subsequent to December 31, 2006, the Company may no longer have the ability to hold such bonds until unrealized losses are fully recovered.

Impairment

During the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $2.1 million, $13.0 million and $0.7 million, respectively, in other-than-temporary impairments.

Unfunded Bond Commitments

Unfunded bond commitments are agreements to disburse additional amounts of money to existing borrowers. At December 31, 2006 and 2005, the aggregate unfunded commitments of bonds available-for-sale totaled approximately $58.4 million and $133.2 million, respectively. None of the bonds with unfunded commitments were impaired at December 31, 2006 or 2005.

NOTE 5 —	LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

Loans held for investment represent loans that the Company has both the ability and intent to hold for the foreseeable future or until maturity. Loans that are not classified as held for investment are classified as held for sale. The Company underwrites, originates and holds different types of loans, including construction, permanent, bridge and other loans.

Construction loans are short-term or interim financing provided primarily to builders and developers of multifamily housing and other property types during the construction and lease-up of the property.

Permanent loans are used to pay off the construction loans upon the completion of construction and lease-up of the property or to refinance existing stabilized properties. Permanent loans originated under agency lending programs (i.e., Fannie Mae, Freddie Mac and HUD/Ginnie Mae) are classified as loans held for sale and are generally held less than ninety days before they are sold. Most permanent loans, not related to agency lending, are classified as held for investment and relate to subordinate debt and market rate commercial mortgage loans.

Bridge loans are short-term or intermediate term loans secured with either a first mortgage position or a subordinate position. These loans are used to bridge the gap between the purchase of a new property and the sale of an old property, to bridge performance enhancement on transitional properties, or to finance the conversion of the use of an existing property or a pre-development land loan.

Other loans are pre-development loans and land development loans. Pre-development loans are loans to developers to fund up-front costs to help them secure a project before they are ready to fully develop the project. Land development loans are used to fund the cost of utilities, roads and other infrastructure within a development and are repaid from the sale of all or parts of the land.

See Note 20, “Consolidated Funds and Ventures” for discussion of the Company’s loans related to consolidated funds and ventures.

Loans Held for Investment

The following table summarizes loans held for investment by loan type at December 31, 2006 and 2005:

(dollars in thousands)	2006	2005

Loan type:
Construction	$276,856	$529,778
Permanent	6,240	22,675
Bridge	202,028	106,194
Other	40,653	53,743

	525,777	712,390
Allowance for loan losses	(10,877)	(4,116)

Loans held for investment, net	$514,900	$708,274

Outstanding loan balances include unearned income and net deferred fees and costs of $6.5 million and $6.4 million at December 31, 2006 and 2005, respectively.

The recorded investment of non-accrual loans was $95.2 million and $102.7 million at December 31, 2006 and 2005, respectively.

The following table summarizes information about loans held for investment which were specifically identified as impaired at December 31, 2006 and 2005:

(dollars in thousands)	2006	2005

Impaired loans with an allowance for loan losses	$25,278	$8,999
Impaired loans without an allowance for loan losses (1)	94,876	95,847

Total impaired loans	$120,154	$104,846

Allowance for loan losses on impaired loans (2)	$7,290	$3,128

(1)	A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement; however, when the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, the loan does not require an allowance under SFAS 114.

(2)	The allowance for loan losses on impaired loans is a specific component of the Company’s overall allowance for loan losses.

The following table summarizes the average recorded investment of impaired loans at December 31, 2006, 2005 and 2004:

(dollars in thousands)	2006	2005	2004

Average recorded investment of impaired loans	$113,791	$101,951	$95,975

The Company recognized $8.6 million, $6.5 million and $6.1 million of interest income on impaired loans for the years ended December 31, 2006, 2005 and 2004, respectively.

Unfunded Loan Commitments

Unfunded loan commitments are agreements to disburse additional amounts of money to the borrower as long as the borrower is in full compliance with the terms of the loan agreement. At December 31, 2006 and 2005, the aggregate unfunded commitments of loans held for investment, totaled approximately $97.3 million and $217.5 million, respectively. The aggregate unfunded commitments of loans held for sale at December 31, 2006 and 2005, totaled approximately $189.0 million and $146.5 million, respectively. The Company calculated a reserve in accordance with SFAS 5 for the unfunded commitments. The aggregated reserve amounts for unfunded commitments at December 31, 2006 and 2005 were $0.6 million and $0.3 million, respectively.

There were commitments to lend additional funds to borrowers whose loans were impaired, in the amount of $0.9 million at both December 31, 2006 and 2005. In connection with the specific loan impairment analyses, the Company considers whether such unfunded commitments should be reserved for at each balance sheet date. The Company determined that no additional reserves were necessary at December 31, 2006 and 2005.

In addition, the Company issued interest rate lock commitments to extend credit to borrowers for loans to be designated as held for sale of $203.2 million and $215.6 million at December 31, 2006 and 2005, respectively. These interest rate lock commitments are accounted for as derivatives. See Note 10, “Derivative Financial Instruments” for further detail. The Company issued commitments to extend credit to borrowers for loans to be designated as held for investment of $5.4 million and $12.4 million at December 31, 2006 and 2005, respectively.

Loans Held for Sale

The following table summarizes loans held for sale by loan type at December 31, 2006 and 2005:

(dollars in thousands)	2006	2005

Loan type:
Construction	$31,780	$4,330
Permanent	76,295	41,445
Bridge	256,546	30,741
Other	53,126	—

Loans held for sale	$417,747	$76,516

Outstanding loan balances include unearned income and net deferred fees and costs of $6.0 million and $1.2 million at December 31, 2006 and 2005, respectively.

The Company recorded proceeds on sales of loans of $880.3 million, $534.0 million and $161.8 million and corresponding gains on sales of loans of $21.5 million, $12.5 million and $5.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A lower of cost or market adjustment to the Company’s loans held for sale was not necessary at December 31, 2006 and 2005, as the aggregate fair value for each homogeneous loan portfolio segment was greater than its aggregate carrying value.

Agency Lending Programs

The Company conducts lending activities through certain subsidiaries that originate permanent loans on behalf of or for sale to agency entities under their respective programs. At December 31, 2006, all permanent held for sale loans were designated for sale into or insurance or guarantee under one of the following programs:

•	Fannie Mae’s DUS program

•	Freddie Mac Targeted Affordable Housing and Program Plus programs

•	Ginnie Mae Mortgage Backed Security program

•	Federal Housing Administration (“FHA”)

•	HUD’s Multifamily Accelerated Processing program

Loans originated in conjunction with these programs are underwritten and structured in accordance with the terms of these programs. The off-balance sheet servicing portfolio balance related to these programs was $5.3 billion and $4.9 billion at December 31, 2006 and 2005, respectively. In addition, the Company’s subsidiary, MMA Mortgage Investment Corporation (“MMIC”), must meet certain requirements including providing financial statements, maintaining a minimum net worth, maintaining established levels of liquidity and insurance coverage and providing collateral to a custodian. MMIC has met these financial reporting requirements and is in compliance with the various financial and other conditions as required with these agency lending programs.

NOTE 6 —	ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004:

(dollars in thousands)	2006	2005	2004

Balance-January 1,	$4,116	$4,370	$1,266
Provision for loan losses	12,180	4,830	4,870
Write-offs	(5,419)	(5,084)	(1,766)

Balance-December 31,	$10,877	$4,116	$4,370

The following table summarizes the provision for credit losses for the years ended December 31, 2006, 2005 and 2004:

(dollars in thousands)	2006	2005	2004

Provision for loan losses	$12,180	$4,830	$4,870
Provision for credit losses on unfunded commitments	300	100	100
Provision for loss sharing on servicing portfolio	77	187	11

Provision for credit losses	$12,557	$5,117	$4,981

The Company’s provision for credit losses includes provisions related to estimated losses for individual loans deemed to be impaired. The provision for credit losses related to specific loan impairment was $9.6 million, $4.8 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The

Company also estimates credit losses inherent in the Company’s loan portfolio at the balance sheet date. The Company’s provision for credit losses on non-specified loans was $2.6 million and $0.4 million for the years ended December 31, 2006 and 2004, respectively. There was no provision for credit losses on non-specified loans for the year ended December 31, 2005. The Company performs a similar analysis to estimate losses inherent on unfunded loan commitments. The Company’s provision for credit losses related to unfunded commitments on non-specified loans was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with FIN 45 and SFAS 5, the Company has established a liability for the inherent recourse losses on loans sold to Fannie Mae or guaranteed by Ginnie Mae, which is reported as “Guarantee obligations” in the consolidated balance sheets. Additions to this liability for inherent recourse losses are recorded as provision for loss sharing on servicing portfolio, as shown above. See Note 13, “Guarantees and Collateral” for further detail.

NOTE 7 —	PROPERTY AND EQUIPMENT

The following table summarizes property and equipment at December 31, 2006 and 2005:

			Useful Life
(dollars in thousands)	2006	2005	(in years)

Property and equipment:
Furniture and fixtures	$2,863	$2,868	7
Equipment	2,355	2,313	5 to 7
Leasehold improvements	8,609	7,953	up to 15
Software	1,864	2,752	5
Leased equipment	2,822	2,433	1 to 6
Solar facilities	16,196	—	20 to 30

	34,709	18,319
Accumulated depreciation	(7,033)	(5,374)

Total	$27,676	$12,945

Leasehold improvements consist of costs related to office renovations and expansions.

Software includes customized corporate accounting software, software hosting agreements for various information systems and purchased business unit software.

Leased equipment is comprised of various capital lease obligations the Company has entered into primarily related to computer and office equipment. Included in the leased equipment balance at December 31, 2006, are computer equipment assets of $1.6 million and office equipment assets of $1.2 million. Included in the balance at December 31, 2005, are computer equipment assets of $1.4 million and office equipment assets of $1.0 million.

At December 31, 2006, solar facilities include $7.1 million of solar facility construction in process and a $9.1 million solar facility leased to a third party for 20 years, of which $4.7 million was received at the inception of the lease and is being recognized into income over the term of the lease. At December 31, 2006, the future minimum lease payments to be received related to this lease were as follows:

(dollars in thousands)

2007	$250
2008	250
2009	250
2010	250
2011	250
Thereafter	3,739

Total	$4,989

Depreciation expense, including amortization of capital lease assets, was $3.2 million, $2.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 8 —	MORTGAGE SERVICING RIGHTS

MSRs are recognized as assets and liabilities when the Company sells loans (including loan transfers that qualify for sales treatment under SFAS 140) and retains the right to service the loans. In addition, the Company acquired MSRs through certain business combinations. The following table shows the activity in the Company’s MSR portfolio for the years ended December 31, 2006 and 2005:

(dollars in thousands)	2006	2005

Balance-January 1,	$71,774	$17,528
MSRs obtained through a business combination	—	51,184
MSRs retained on sales of loans	14,040	11,316
MSRs written off due to payoff of loans	(4,660)	(3,048)
Amortization	(9,080)	(5,302)
Recovery of valuation allowance	—	96

Balance-December 31,	$72,074	$71,774

Contractual servicing fees and ancillary income recorded was $19.6 million, $11.3 million and $5.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For purposes of evaluating impairment, the Company stratifies MSRs based on the predominant risk characteristics (i.e., investor and origination year) of the underlying loans. If an individual stratum is impaired, a valuation allowance is established for the excess of the carrying amount over the fair value. At December 31, 2006 and 2005, a valuation allowance was not required. A valuation allowance of $0.1 million was recorded in 2004 and recovered in 2005.

At December 31, 2006 and 2005, the fair values of MSRs were estimated to be $91.0 million and $82.6 million, respectively. The fair value of MSRs is estimated by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on the Company’s own assessment of market data. The significant assumptions used in estimating the fair values at December 31, 2006, were as follows:

Weighted-average discount rate	10.36%
Weighted-average call protection period	8.6 years
Float and escrow earnings rate	2.20% to 5.34%

Voluntary prepayment risk was reduced by call protection provisions (i.e., lockout, yield maintenance and prepayment penalties) in the underlying loan agreements. Loan level prepayment curves were created for each loan type to project expected prepayment behavior. There were no voluntary prepayment rates expected during the lockout period regardless of the underlying loan rate. After the lockout expiration date and if the loan was subject to a prepayment penalty or a yield maintenance provision, a voluntary prepayment rate of 1% to 22.5% was applied depending on the loan rate. After the expiration of all call protection provisions, a voluntary prepayment rate of 4% to 45% was applied depending on the loan rate. Default rates were determined based on loan type and loan age.

The table below illustrates hypothetical fair values of MSRs at December 31, 2006, caused by assumed immediate changes to key assumptions that are used to determine fair value:

(dollars in thousands)

Fair value of MSRs at December 31, 2006	$90,991
Discount rate:
Fair value after impact of +20% change	83,377
Fair value after impact of +10% change	87,026
Float and escrow earnings rate:
Fair value after impact of -10% change	88,054
Fair value after impact of -20% change	85,118
Prepayment speed:
Fair value after impact of +20% change	88,495
Fair value after impact of +10% change	89,709

Estimated MSR amortization expense for each of the five years subsequent to 2006 and thereafter is as follows:

(dollars in thousands)

2007	$8,879
2008	8,439
2009	7,934
2010	7,345
2011	6,667
Thereafter	32,810

Total	$72,074

NOTE 9 —	ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Glaser Financial Group (“Glaser”)

On July 1, 2005, the Company acquired through a business combination all of the outstanding capital stock of Glaser. Glaser was a full service commercial mortgage banking company that arranged financing primarily through Fannie Mae, Freddie Mac and HUD/FHA for multifamily, senior housing and commercial real estate predominately in the upper Midwest. The purchase price was comprised of:

•	Cash of $50.8 million;

•	Three deferred payments of at least $4.0 million (the “Deferred Purchase Price”) on each of the first three anniversaries of the closing date (with an estimated fair value of $10.3 million);

•	Transaction costs of $0.6 million; and

•	Contingent consideration of approximately $5.0 million for achievement of certain operating performance thresholds.

The Deferred Purchase Price and the contingent consideration were payable in common stock or cash at the Company’s option.

The purchase price was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values of approximately $29.3 million was recorded as goodwill ($24.8 million at the time of the acquisition and $4.5 million when the contingent consideration was recorded in 2006), none of which is expected to be deductible for tax purposes. As the operations related to the Glaser acquisition are performed within the Agency Lending segment, all of the related goodwill has been allocated to this segment.

At the acquisition date, the purchase price was assigned to the following assets and liabilities of Glaser:

(dollars in thousands)

Assets:
Loans held for sale	$40,596
Cash and cash equivalents	2,171
Restricted cash	7,100
Other assets	8,066
Mortgage servicing rights	51,184
Goodwill (1)	24,853
Other intangible assets	8,925

Total assets	142,895
Liabilities:
Short-term debt	53,267
Accounts payable, accrued expenses and interest payable	1,109
Deferred tax liabilities	24,240
Other liabilities	2,618

Total liabilities	81,234

Fair value of net assets acquired	$61,661

(1)	Goodwill presented in the table does not reflect a reduction for the Company’s realization of deferred tax assets as a result of the acquisition. See “Goodwill” section below.

As reflected in the table above, other intangible assets are $8.9 million, of which $4.0 million was allocated to a license agreement and $4.9 million was allocated to the loan origination pipeline (“Transaction Pipeline”). The license agreement is classified as an indefinite-lived asset and is not subject to amortization. The Transaction Pipeline is classified as a finite-lived asset and is subject to amortization.

The consolidated financial statements include the results of Glaser’s operations from the date of acquisition, July 1, 2005. The pro forma consolidated results of operations for 2005 and 2004, assuming the acquisition of Glaser occurred at January 1, 2004, are as follows:

	Years Ended
	December 31,
	(Unaudited)
(dollars in thousands, except per share data)	2005	2004

Revenue	$291,756	$248,935
Net income (loss)	23,028	(2,878)
Net income (loss) per basic common share	0.61	(0.08)
Net income (loss) per diluted common share	0.60	(0.08)

Other Acquisitions

The Company also acquired the following two entities during 2006 and 2005:

•	In May 2006, Reventures Management Company, LLC (subsequently renamed MMA Renewable Ventures, LLC (“ReVen”)), a renewable energy finance company, was acquired. The purchase price was comprised of $2.4 million paid in cash, $0.6 million paid with shares of common stock and contingent consideration of $12.0 million for achievement of certain operating performance thresholds. The transaction was treated as an asset purchase; accordingly no goodwill was recorded.

•	In February 2005, MONY Realty Capital, Inc. (“MONY”), a subsidiary of AXA Financial, Inc. (“AXA”) that provides loan origination, asset management and investment advisory services primarily to institutional investors was acquired for a net purchase price of $9.7 million comprised of cash paid to AXA of $8.5 million and transaction costs of approximately $1.2 million. As part of the MONY purchase price allocation, the Company recorded $4.5 million of goodwill, $2.4 million of which is deductible for tax purposes. Goodwill associated with this acquisition was allocated to the Merchant Banking segment.

Pro forma results of operations have not been presented for the ReVen and MONY acquisitions because the effects of these acquisitions, individually and in aggregate, were not material.

Goodwill

Goodwill represents the excess purchase price over the market value of the net assets acquired in a business combination. The following table shows the activity in goodwill for years ended December 31, 2006 and 2005, by reportable segment:

	Tax Credit	Agency	Merchant
(dollars in thousands)	Equity	Lending	Banking	Total

January 1, 2005	$71,104	$16,802	$1,248	$89,154
Acquisitions	—	24,853	4,452	29,305
Deferred tax asset adjustment (1)	—	(20,613)	—	(20,613)

December 31, 2005	71,104	21,042	5,700	97,846
Acquisitions	—	4,497	85	4,582

December 31, 2006	$71,104	$25,539	$5,785	$102,428

(1)	The deferred tax liabilities recorded as part of the purchase accounting of Glaser will become future taxable income that provided the Company the ability to support the realization of a portion of the Company’s deferred tax assets thus allowing the Company to reduce its valuation allowance recorded prior to the Glaser acquisition. The reduction of the valuation allowance is treated as a reduction of the acquired goodwill related to Glaser.

The Company tests goodwill for impairment annually on December 31 or more frequently if circumstances change such that it would be more likely than not that the fair value of a reporting unit has fallen below its carrying value. For the years ended December 31, 2006, 2005 and 2004, there were no instances of goodwill impairment.

Other Intangible Assets

The components of other intangible assets, net were as follows:

	Estimated Useful	Acquisition	Net Carrying Amount
(dollars in thousands)	Life (in years)	Value	2006	2005

Finite-lived intangible assets:
Asset management contracts	8.2	$4,430	$1,063	$2,963
Customer relationships	3.6	14,281	4,707	2,914
Transaction pipeline	3.4	8,835	847	2,429
Other intangibles	4.9	2,609	211	2,094

Weighted-average/subtotal	4.3	30,155	6,828	10,400
Indefinite-lived intangible assets:
License agreements	N/A	10,700	10,700	10,700

Total other intangible assets, net		$40,855	$17,528	$21,100

Finite-lived

All finite-lived intangible assets are amortized on either a straight-line basis or in proportion to and over the period of expected benefits. Total amortization-related charges were $5.7 million, $8.3 million and $4.7 million in the consolidated statements of operations for the years ended December 31, 2006, 2005 and

2004, respectively. The following table summarizes future estimated amortization expense for intangible assets at December 31, 2006:

(dollars in thousands)

2007	$2,643
2008	1,877
2009	1,792
2010	187
2011	152
Thereafter	177

Total	$6,828

The customer relationship assets are comprised of developer relationships acquired in the Housing and Community Investment business (“HCI”) of Lend Lease Real Estate Investments, Inc. acquisition on July 1, 2003, the customer list acquired in the ReVen asset acquisition and the relationships with fund investors acquired in the MONY business combination. In 2006, the Company recorded an impairment charge on the customer relationship assets related to MONY of $0.5 million. In 2005 and 2004, the Company found no instances of intangible asset impairment.

Indefinite-lived

The license agreements recognized as indefinite-lived intangible assets are comprised of the Fannie Mae DUS license and the Freddie Mac Program Plus business license. The licenses are evaluated for impairment annually. The Company found no instances of impairment for the years ended December 31, 2006, 2005 or 2004.

NOTE 10 —	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative instruments to manage both interest rate risk and credit risk associated with certain of its assets and liabilities. In addition, certain debt instruments (i.e., senior interests in securitization trusts and mandatorily redeemable preferred shares) contain embedded derivative features in the form of gain share on the related bond investments. These derivatives are carried in the consolidated balance sheets at fair value. These derivatives are not designated as accounting hedges under SFAS 133 and as such, changes in the fair value of the derivative instruments are recognized through current period earnings.

Net unrealized and realized (losses) gains of approximately $(3.6) million, $4.4 million and $(4.4) million were recognized in “Net (losses) gains on derivatives” for the years ended December 31, 2006, 2005 and 2004, respectively.

Under the terms of the various derivative agreements, the Company is required to comply with financial covenants, including net worth covenants and other terms and conditions. The Company was not in compliance with respect to filing the required financial statements, but based on the financial information presented herein, the Company was in compliance with all of the applicable net worth requirements. In the event of non-compliance, the counterparty could terminate the contract and any loss on termination would have to be funded by the Company. The Company has not been negatively impacted from its non-compliance related to such derivative contracts.

The following table summarizes the Company’s derivative assets and liabilities at December 31, 2006 and 2005:

	2006			2005
	Notional	Fair Value		Notional	Fair Value
(dollars in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Interest rate swaps	$744,865	$3,162	$(3,565)	$337,850	$3,827	$(1,415)
Interest rate lock commitments	203,213	438	(1,471)	215,595	1,234	(600)
Forward loan sales commitments	180,559	2,008	(396)	157,860	1,071	(1,063)
Put options	113,074	—	(9,148)	144,939	—	(11,068)
Bonds purchase commitments	24,240	1,444	(11)	53,965	634	—
Total return swaps	8,200	—	(272)	41,255	395	(199)
Embedded derivatives	1,212,207	—	(3,266)	782,360	—	(2,685)

Total derivative financial instruments		$7,052	$(18,129)		$7,161	$(17,030)

Interest Rate Swaps

The majority of the interest rate swaps are executed to reduce the interest rate risk embedded within senior interests in securitization trusts, which typically bear interest at floating rates. The Company has attempted to offset some of its floating interest rate exposure related to securitization trusts; however, a portion of this floating rate exposure is not fully mitigated by economic hedging instruments. The Company may terminate existing interest rate swap contracts or enter into new interest rate swap contracts to manage its overall interest rate risk profile.

Under the interest rate swap contracts, the Company typically receives a floating rate and pays a fixed-rate. The rate that the Company receives from the counterparty will generally offset the rate that the Company pays on the debt instrument. Therefore, interest rate swaps effectively convert floating rate debt to fixed-rate debt. The Company’s interest rate swaps are generally indexed on a floating rate based on the weekly SIFMA Municipal Swap Index (an index of weekly tax-exempt variable rates (“SIFMA index”)) or the London Interbank Offer Rate (“LIBOR”), and the fixed-rate is based on the SIFMA index or LIBOR for the specific term of the swap. The cash paid and received on an interest rate swap is settled on a net basis and recorded through “Net (losses) gains on derivatives.”

Interest Rate Lock Commitments

When the Company originates construction loans, it generally enters into interest rate lock commitments (“IRLCs”) to originate permanent loans upon completion of construction. The Company also enters into IRLCs to originate construction loans. IRLCs are legally binding commitments whereby the Company, as the lender, agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Some of the IRLCs contain interest rate collars whereby the interest rate on the loan is subject to a cap and floor prior to the actual rate lock date. IRLCs that relate to the origination of loans that will be held for sale are considered derivative instruments. See further discussion on loan classification in Note 5, “Loans Held for Investment and Loans Held for Sale.”

Forward Loan Sales Commitments

IRLCs for loans expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding and sale of the loans due to changes in interest rates. To protect against this risk, the Company uses forward loan sales commitments to economically hedge the risk of potential changes in the value of the loans. These forward loan sales commitments fix the forward sales price that will be realized upon sale thereby reducing the interest rate risk and price risk to the Company. The majority of the Company’s forward loan sales commitments are with government sponsored enterprises (“GSEs”) from the Company’s agency lending programs. The changes in the fair value of these forward loan sales commitments are expected to offset changes in the fair value of the IRLCs on loans. It is the Company’s intention to deliver the loans pursuant to the forward sale commitments whenever possible.

Put Options

The Company has occasionally entered into written put option agreements with counterparties whereby the counterparty has the right to sell an underlying investment at a specified price, which the Company is obligated to purchase. At December 31, 2006 and 2005, the maximum exposure from written put options is estimated to be approximately $62.3 million and $95.1 million, respectively. The Company recorded $1.3 million, $(0.4) million and $(2.7) million in income (loss) from put options for the years ended December 31, 2006, 2005 and 2004, respectively, in “Net (losses) gains on derivatives” in the consolidated statements of operations. In general, the Company may either net settle the put or take possession of the assets underlying the agreement.

Bond Purchase Commitments

Community District Development (“CDD”) bonds are bonds which are issued by specially created taxing districts for the purpose of financing the infrastructure of large single-family and other real estate developments; such bonds are the direct obligations of the issuing district. The bonds are exempt from federal income tax, are not subject to alternative minimum tax and are secured by a tax assessment on lots, which is collected on parity with local property taxes. For these reasons, these bonds are considered well secured and marketable even though the bonds are often not rated.

Starting in September of 2001, the Company began to originate CDD bonds and in 2003, it began to purchase these bonds in the secondary market. As part of this program, the Company originated and purchased CDD bonds that had draws that were subsequent to the initial closing date, often two and three years after the initial closing. Pursuant to SFAS 133, commitments to purchase bonds with a fixed coupon rate at a future date, for a set price, are derivatives.

Total Return Swaps

The Company occasionally enters into total return swaps. Total return swaps are agreements in which one party makes payments based on a set rate (fixed or variable), while the other party makes payments based on the return of an underlying asset, which includes both the income it generates and any capital gains. Total return swaps allow the party receiving the total return to benefit from a reference asset without actually having legal ownership. The Company had one total return swap accounted for as a derivative outstanding at December 31, 2006 and six outstanding at December 31, 2005.

Embedded Derivatives

The senior interests in securitization trusts have features that entitle the holders to a portion of any increase in the value of bonds held by that trust upon the sale of the bonds or termination of the trust. The mandatorily redeemable preferred shares contain similar features that entitle the holders to the distribution of a portion of the Company’s capital gains. These gain share features are embedded derivative instruments that are required to be bifurcated and accounted for separately at fair value, with changes in fair value included in earnings.

NOTE 11 —	DEBT

The Company uses line of credit facilities, repurchase facilities, senior interests and debt owed to securitization trusts, notes payable and other debt and subordinate debentures to finance lending and working capital needs, to warehouse affordable housing projects before placing them into LIHTC Funds and to warehouse permanent loans before they are sold to third parties.

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2006 and 2005:

		Weighted-		Weighted-
		Average		Average
(dollars in thousands)	2006	Interest Rate (1)	2005	Interest Rate (1)

Line of credit facilities:
Due within one year	$322,502	8.0%	$344,921	5.0%
Due after one year	—	—	43,890	5.9
Repurchase facilities:
Due within one year	211,825	6.5	—	—
Senior interests and debt owed to securitization trusts	1,141,464	4.1	767,376	3.8
Notes payable and other debt:
Due within one year	161,684	5.9	189,893	7.2
Due after one year	206,155	7.1	129,905	7.1
Subordinate debentures:
Due after one year	175,500	8.6	175,500	8.6

Total (2)	$2,219,130		$1,651,485

(1)	Certain institutions provide the Company with interest credits based on balances held in escrow related to the Company’s loan servicing portfolio. These credits are used to offset amounts charged for interest expense on outstanding line of credit balances. These weighted-average interest rates exclude the effects of any such interest credits.

(2)	See Note 15, “Shareholders’ Equity and Preferred Shares,” for discussion of the Company’s debt related to mandatorily redeemable preferred shares and Note 20, “Consolidated Funds and Ventures,” for discussion of the Company’s debt related to consolidated funds and ventures.

Line of Credit Facilities

The Company has various lines of credit secured by certain Company assets. The following table provides information with respect to lines of credit at December 31, 2006 and 2005:

			2006		2005
	Note	Interest Reference	Total		Total
Creditor	Ref.	Index	Line of Credit	Outstanding	Line of Credit	Outstanding
(dollars in thousands)

Bank of America	A	Various index rates based on	$415,000	$190,573	$532,000	$260,176
		prime or LIBOR plus spread
U.S. Bank	B	Prime rate or LIBOR plus spread	225,000	57,676	160,000	84,745
WaMu	C	LIBOR plus spread	175,000	12,000	—	—
SunTrust Bank	D	LIBOR plus spread	30,000	28,253	30,000	21,890
Compass Bank	E	LIBOR plus spread	22,000	22,000	22,000	22,000
Synovus Bank	F	Prime plus/minus spread	60,000	12,000	60,000	—
Fifth Third Bank	G	Prime minus spread	20,000	—	20,000	—
MMIT	H	Prime minus spread	160,000	—	160,000	—
REIT	I	Prime	35,000	—	35,000	—

			$1,142,000	$322,502	$1,019,000	$388,811

A.	At December 31, 2006, the Company had two lines of credit outstanding with Bank of America. The first was a $250.0 million line with a maturity date of May 14, 2007, used for the Company’s Affordable Bond, Affordable Debt and Merchant Banking segments. This line was subsequently extended to May 12, 2008. On February 15, 2008, the Company paid off this line and it was terminated. The second line of credit was a $165.0 million line with a maturity date of May 3, 2007, used for the Company’s Tax Credit Equity segment. The line was subsequently extended to May 1, 2008. In March 2008, this line was renegotiated by the parties, resulting in MMA Multifamily Equity REIT (“REIT”) replacing Bank of America as the lender under the agreement. The Company provides the REIT with investment management services (see Note 19, “Related Party Transactions and Transactions with Affiliates”). As part of transferring the line to the REIT, the agreement was amended to (a) reduce the maximum amount available to be borrowed under the line to the lesser of $38.6 million or an amount equal to 50 percent of the cost of certain collateral and (b) increase the interest rate to the greater of (i) LIBOR plus 700 basis points or (ii) 10.5 percent. All amounts owed under the agreement were to be repaid on or before September 30, 2008, which was subsequently extended to June 30, 2009. The credit facility continues to be secured by equity interests owned by subsidiaries of the Company relating to affordable housing projects financed by them.

At December 31, 2005, the Company had four lines of credit outstanding with Bank of America. The first two were the $250.0 million line and the $140.0 million line discussed above (the $140.0 million line was increased to $165.0 million in 2006). The remaining two lines of credit were a $72.0 million line and a $70.0 million line that were used to warehouse loans for MRC Mortgage Investment Trust (“MMIT”), an entity for which the Company acts as investment manager. See Note 19, “Related Party Transactions and Transactions with Affiliates.” These two lines were assumed by MMIT in December 2006.

B.	At December 31, 2006, the Company’s $225.0 million line of credit with U.S. Bank was scheduled to mature on November 30, 2007. On July 25, 2006, the line of credit was increased from the December 31, 2005 commitment of $160.0 million to $310.0 million to facilitate the financing of three multifamily portfolio loan transactions. The revolving commitment subsequently was decreased to $225.0 million through December 31, 2006 and then to $180.0 million from January 1, 2007, to the maturity date. On November 30, 2007, the Company further extended the maturity of this facility through March 31, 2008. The loan matured on March 31, 2008; however, the loan was not paid off as the Company renegotiated the terms and on April 30, 2008, executed an amendment to the facility. The key changes to this facility were that it (i) extended the Company’s ability to request advances under the agreement beyond the agreement’s April 30, 2008 expiration date subject to the other changes made by the amendment; (ii) converted the agreement to a wholly discretionary facility so that U.S. Bank may decide at its sole discretion whether to make any advance requested by the Company from time to time under the agreement, and such advances will be payable upon demand; (iii) required the Company to payoff certain advances by May 22, 2008, which the Company did; and (iv) waived any default or event of default from the Company’s failure to provide 2006 audited financial statements for the Company’s borrowing subsidiary, MMIC, provided that such financial statements are provided on or before June 30, 2008, which the Company did.

On November 14, 2008, the Company executed another amendment to the facility. The key changes to this facility were to (i) increase the minimum adjusted tangible net worth permitted from $27.0 million to $60.0 million; (ii) decrease the revolving commitment from $180.0 million to $50.0 million; (iii) increase the facility fee to 0.25% per annum on the revolving commitment and increase the interest rate that the Company pays on the revolving investment advances and revolving warehousing advances to 1.00% and 1.75%, respectively; and (iv) change the monthly reporting requirements to include unaudited financial statements for MMIC. U.S. Bank also waived any default or event of default from the Company’s failure to provide 2007 audited financial statements and compliance certificates for the months ended July 31, 2008 and August 31, 2008, for MMIC. The Company delivered the completed MMIC 2007 audited financial statements and compliance certificates to U.S. Bank on November 4, 2008.

This line terminates at the earlier of (i) the date U.S. Bank terminates the loan due to an event of default; or (ii) on the date the Company repays all amounts outstanding.

C.	At December 31, 2006, the Company held two lines of credit with WaMu. The first line of credit entered into in May 2006 was a $70.0 million Warehousing Credit and Security Agreement to finance the acquisition of mortgage loans. On December 21, 2006, the Company decreased the size of the line from $70.0 million to $50.0 million. The line was set to mature on April 1, 2008; however, on November 30, 2007, the Company paid off and terminated the line of credit. The second line of credit entered into in May 2006 provided for WaMu to fund up to $125.0 million of certain qualifying mortgage loans from the Company. This facility was paid off at maturity on February 1, 2008.

D.	In August 2005, the Company entered into a revolving warehouse facility of up to $30.0 million with SunTrust Bank with a maturity date of August 31, 2008. In August 2008, the Company entered into an agreement with SunTrust Bank that prohibited additional advances above the $21.2 million outstanding at the date of the modification, increased the interest rate spread and extended the maturity date to November 28, 2008. In November 2008, the Company entered into an agreement with SunTrust Bank that required the Company to make a principal payment of $0.3 million in November 2008 and monthly principal payments of $0.1 million thereafter, increased the interest rate spread and extended the maturity date to May 20, 2009.

E.	In June 2005, the Company entered into a term financing facility of up to $22.0 million with Compass Bank with a maturity date of May 1, 2010.

F.	In December 2004, the Company renewed the $60.0 million facility with Synovus Bank with a new maturity date of February 23, 2007. In February 2007, the Company entered into an agreement with Synovus that increased the existing financing facility to $100.0 million and extended the maturity date of the facility to March 1, 2009. In November 2008, the Company entered into an agreement with Synovus that extended the maturity date of the facility to May 31, 2009.

G.	The Company has a $20.0 million facility with Fifth Third Bank that has no specified maturity date. The Company is currently in the process of negotiating an amendment to this facility. The Company made a principal payment of $1.0 million in December 2008 and will continue to make monthly principal payments of $0.2 million thereafter until the outstanding balance is fully repaid and the line is terminated.

H.	In June 2002, the Company entered into a $160.0 million lending facility with MMIT with a stated maturity date of December 31, 2005. However, the facility is automatically extended for successive one year terms unless cancelled by MMIT. The facility was automatically extended through December 31, 2008. Since December 31, 2006, the Company has not drawn on this line and it was terminated in November 2008.

I.	In October 2003, the Company entered into a lending facility with the REIT with a stated maturity date of December 31, 2005. However, the facility is automatically extended for successive one year terms unless cancelled by the REIT. The facility was automatically extended through December 31, 2008. Since December 31, 2006, the Company has not drawn on this line and it was terminated in November 2008.

Repurchase Facilities

In June 2006, the Company entered into a Mortgage Asset Purchase Agreement and other ancillary agreements (“Purchase Agreement”) with Wachovia Bank, National Association (“Wachovia”). The terms of the Purchase Agreement provided for a financing facility whereby Wachovia agreed to purchase up to $260.0 million of certain qualifying mortgage loans from the Company, subject to the Company’s obligation to repurchase such mortgage loans from Wachovia within a ninety day period. The facility bears interest at LIBOR plus a spread and is supported by up to $100.0 million of letters of credit provided by third parties, which the Company has an obligation to reimburse if such letters of credit are drawn upon. The maturity date of the facility was extended through November 13, 2006, at which time it was replaced with a repurchase facility with a capacity of up to $300.0 million, which was reduced to $200.0 million on May 13, 2007. The repurchase facility was set to expire on November 6, 2009; however, the line was paid off and terminated in December 2007.

Senior Interests and Debt Owed to Securitization Trusts

The majority of the debt balance entitled “Senior interests and debt owed to securitization trust” is primarily due to bond securitization transactions that are treated as financing arrangements in accordance with SFAS 140. This debt balance also includes transactions whereby the Company purchases subordinate certificates from trusts having never owned the underlying bonds. In these situations the trusts are considered VIEs and the Company is considered the primary beneficiary and consolidates these trusts and reflects the senior interests in its debt balance.

The Company securitizes mortgage revenue bonds and other municipal bonds by depositing one or more bonds into a trust and the trust issues senior and subordinate certificates. The Company receives cash proceeds from the sale of the certificates and retains the subordinate certificates. In most instances, a capital partner with an investment grade rating provides credit enhancement to the senior certificates or to the underlying bonds. For certain programs, a counterparty provides liquidity to the senior certificates. In such programs, liquidity advances are used to provide bridge funding for senior certificates tendered upon a failure to remarket senior certificates or upon the occurrence of mandatory tender events. The interest rate on the senior certificates may be fixed or variable. If the interest rate is variable, a remarketing agent typically resets the rate on the senior certificates weekly. The residual interests retained by the Company are subordinate securities and the Company receives the residual interest on the bonds after the payment of all fees and the senior certificate interest. Below is a listing of the Company’s more significant securitization programs:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated Puttable Floating Option Tax-Exempt Receipts (“P-FLOATsSM”) program for some of the Company’s mortgage revenue bonds and other municipal bonds with Merrill Lynch Capital Services, Inc. (“Merrill Lynch”), Fannie Mae, Freddie Mac or Financial Security Assurance (“FSA”) as credit enhancement provider; and for the Company’s high-investment grade other municipal bonds requiring no additional credit enhancement with Merrill Lynch as the liquidity provider;

•	MuniMae Trust Program (“MuniMae Trust”) for some of the Company’s mortgage revenue bonds with Freddie Mac as the credit enhancement and liquidity provider;

•	Trust Inverse Certificates/Tender Option Certificates Trust Program (“TIC/TOC Trust”) for some of the Company’s mortgage revenue bonds with MBIA Insurance Corporation (“MBIA”) as credit enhancement provider and Bayerische Landesbank (“BLB”) as the liquidity provider;

•	Tax-Exempt Municipal Infrastructure Improvement Trust Program (“Infrastructure Trust”) for some of the Company’s other municipal bonds using Compass Bank as the credit enhancement provider; and

•	“TEBS Tax-Exempt Multifamily Housing Certificates,” a long-term fixed-rate pooled securitization program (“Term Debt”) for some of the Company’s mortgage revenue bonds.

At times, the Company securitizes bonds with counterparties other than those listed above.

The liquidity facilities range in term from one to ten years and those with one-year terms are renewable annually by the liquidity providers. If the liquidity provider does not renew the liquidity facility, the Company would be forced to find an alternative liquidity provider, sell the senior interests as fixed-rate securities, repurchase the underlying bonds or liquidate the underlying bonds and the Company’s investment in the residual interests.

Similarly, if the credit enhancer does not renew the credit enhancement facility, the Company would be forced to find an alternative credit enhancer, repurchase the underlying bonds or liquidate the underlying bonds and the Company’s investment in the residual interests.

At December 31, 2006, $721.0 million and $377.2 million of the senior interests in the Company’s securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively. At December 31, 2005, $431.2 million and $306.7 million of the senior interests in the Company’s securitization trusts were subject to annual “rollover” renewal for liquidity and credit enhancement, respectively.

The Company also enters into various forms of interest rate protection in conjunction with these securitization programs through the use of interest rate swap agreements. See Note 10, “Derivative Financial Instruments” for further information.

The following table outlines the Company’s securitization programs at December 31, 2006 and 2005:

2006
	Nature of Senior	Credit Enhancement		Senior Securities
Program	Security	Provider	Liquidity Provider	Outstanding
(dollars in thousands)

P-FLOATsSM	Weekly reset floating rate	Merrill Lynch, FSA or Fannie Mae	Merrill Lynch	$ 721,145
MuniMae Trust	Fixed	Freddie Mac	Freddie Mac	63,335
TIC/TOC Trust	Weekly reset floating rate	MBIA	BLB	93,700
Infrastructure Trust	Fixed	Compass Bank	N/A	40,292
Term Debt	Fixed	N/A	N/A	191,509
Other	Fixed, Weekly reset floating rate	SunTrust	SunTrust	31,483

				$ 1,141,464

2005
	Nature of Senior	Credit Enhancement		Senior Securities
Program	Security	Provider	Liquidity Provider	Outstanding
(dollars in thousands)

P-FLOATsSM	Weekly reset floating rate (1)	Merrill Lynch, FSA or Fannie Mae	Merrill Lynch	$ 522,869
MuniMae Trust	Fixed	Freddie Mac	Freddie Mac	63,585
TIC/TOC Trust	Weekly reset floating rate	MBIA	BLB	94,000
Infrastructure Trust	Fixed	Compass Bank	N/A	40,772
Other	Fixed, Weekly reset floating rate	SunTrust	SunTrust	46,150

				$ 767,376

(1)	At December 31, 2005, $80.7 million of senior securities had a fixed-rate for a term of one to three years.

Notes Payable and Other Debt

Notes payable and other debt consists primarily of notes payable which are used to finance lending needs and warehouse permanent loans before they are purchased by third parties. If the transaction does not qualify as a sale, the Company records a secured borrowing to the extent of proceeds received. The borrowing terms under these facilities are generally set to the terms of the underlying loans originated by the Company. Some of the entities that finance these loans are related parties. See Note 19, “Related Party Transactions and Transactions with Affiliates” for further information.

Subordinate Debentures

One of the Company’s consolidated wholly owned subsidiaries, MFH, formed Trusts that issued Preferred Securities to qualified institutional investors. Although the Company owns all of the common stock investment in the Trusts, pursuant to FIN 46(R), the Company has determined that it is not the primary beneficiary, and therefore, the Company does not consolidate these Trusts.

The Preferred Securities issued by the Trusts are guaranteed by MFH and the Company. The Preferred Securities are fixed-rate until a specific interest rate reset date and then the rate is adjusted thereafter to either a new fixed-rate or variable interest rate which resets quarterly. The Preferred Securities may be redeemed in whole or in part beginning on a specific redemption date at the option of the Company. Cash distributions on the Preferred Securities are paid quarterly. MFH paid the issuer’s discount, as well as the offering expenses on behalf of the Trusts.

The Trusts used the proceeds from the offerings to purchase Debentures issued by MFH with substantially the same economic terms as the Preferred Securities. The Debentures are unsecured obligations of MFH and are subordinate to all of MFH’s existing and future senior debt. The Company has fully and unconditionally guaranteed all of MFH’s obligations on the Debentures.

The Trusts can make distributions to holders of the Preferred Securities only if MFH makes payments on the Debentures. The Trusts must redeem the Preferred Securities, when and to the extent the Debentures are paid at maturity or if redeemed prior to maturity.

				Interest	Interest	Optional		Debentures
		Preferred	Interest	Rate Reset	Rate After	Redemption		Maturity
Issue Date	Trust	Securities	Rate	Date	Interest Reset Date	Date	Debentures	Date
(dollars in thousands)

May 2004 and September 2004	MFH Trust I	$84,000	9.5%	May 2014	Greater of 9.5% per annum or 6.0% plus 10 year U.S. Treasury Note rate	May 5, 2014	$84,000	May 5, 2034
March 2005	MFH Trust II	51,550	8.1	March 2015	3 month LIBOR plus 3.30%	March 30, 2010	51,550	March 30, 2035
June 2005	MFH Trust III	39,950	7.6	June 2015	3 month LIBOR plus 3.30%	July 30, 2010	39,950	July 30, 2035

The Debentures are included in the consolidated balance sheets as “Subordinate debentures” at the liquidation preference value of $175.5 million. In addition, the offering costs of $5.2 million related to the securities are recorded as debt issuance costs and included in “Other assets” in the consolidated balance sheets. The offering costs paid by MFH are amortized to “Interest expense” in the consolidated statements of operations over a 30-year period based on the call option of the Preferred Securities. Interest payments on the Debentures totaled $15.0 million, $12.7 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in “Interest expense.”

Covenant Compliance and Debt Maturities

The Company had credit agreements totaling $534.3 million in outstanding debt at December 31, 2006, that was either in technical default or was going to be in technical default shortly thereafter, due to the inability of the Company to deliver timely audited financial statements for 2006. The $534.3 million is included in the $696.0 million outlined in the table below as the principal payments are considered due in 2007 given the creditors ability to accelerate repayment. Based on the 2006 financial information presented herein, the Company was in compliance with all of the net worth, leverage and other financial covenants related to its debt agreements.

The following table summarizes the annual principal payment commitments at December 31, 2006:

(dollars in thousands)

2007	$696,011
2008	100,505
2009	84
2010	151,590
2011	38,647
Thereafter	90,829

Total	1,077,666
Senior interests and debt owed to securitizations trusts	1,141,464

Total	$2,219,130

Letters of Credit

The Company has letter of credit facilities with multiple financial institutions. At December 31, 2006, the Company had $543.6 million available under its various letter of credit facilities, of which $255.2 million was issued. These letters of credit typically provide credit support to various third parties for real estate activities and expire at various dates through September 2017.

Capital Leases

The Company has entered into various leases primarily related to computer equipment and office equipment that qualify as capital lease obligations. These leases are non-cancelable and the lease terms range from 2 years to 5 years. The Company can either purchase the equipment or renew the lease upon the expiration of the lease. The present value of the remaining future minimum lease payments related to capital lease obligations is included in “Other liabilities” in the consolidated balance sheets and was $0.9 million and $1.2 million at December 31, 2006 and 2005, respectively.

The following table summarizes future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2006:

(dollars in thousands)

2007	$546
2008	317
2009	80
2010	27
2011	6
Thereafter	—

Total minimum lease payments	976
Less: Amount representing interest	(66)

Present value of net minimum lease payments	$910

NOTE 12 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following methods or assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, restricted cash  — The carrying amounts reported in the consolidated balance sheets approximate fair value.

Bonds available-for-sale  — The Company estimates the fair value of its bonds using quotes from market sources, where available. However, the majority of the bonds do not have observable market comparables and therefore the fair value was estimated by discounting the cash flows that the Company expects to receive using current estimates of market yields and capitalization rates, or the cash flows of the property for the non-performing bonds.

Loans held for investment, net of allowance for loan losses  — The fair value of loans held for investment was estimated by discounting the expected cash flows using current market yields for similar loans.

Loans held for sale  — The fair value of loans held for sale was estimated using commitments to sell loans on a servicing retained basis or using a discounted cash flow model incorporating market based assumptions.

Mortgage servicing rights, net  — The fair value of mortgage servicing rights was estimated by calculating the present value of future cash flows associated with servicing the loans. The calculation uses a number of assumptions that are based on the Company’s judgment of current market conditions and by obtaining market information from external sources.

Derivative assets and liabilities  — The fair value of derivatives was based on market or dealer quotes, where available, or estimated using valuation models incorporating current market assumptions.

Interest-only securities  — The fair value was estimated by discounting contractual cash flows adjusted for current prepayment estimates using a market discount rate. Interest-only securities are reported as “Other assets” in the consolidated balance sheets.

Line of credit and repurchase facilities  — The carrying value approximates fair value as these are variable interest rate loans with indexes and spreads that approximate market.

Senior interests and debt owed to securitization trusts  — The carrying value approximates fair value for weekly reset floating rate senior certificates as these are variable interest rate securities with indexes and spreads that approximate market. The fair value of senior interests in securitization trusts for fixed-rate senior securities was estimated by discounting contractual cash flows using current market rates for comparable debt.

Notes payable and other debt  — The carrying value approximates fair value as these are variable interest rate loans with indexes and spreads that approximate market.

Subordinate debentures and mandatorily redeemable preferred shares  — The fair value of the subordinate debentures and mandatorily redeemable preferred shares was estimated using current market prices for comparable instruments.

Guarantee obligations  — The carrying value approximates fair value.

Assets and liabilities of consolidated funds and ventures:

Cash and restricted cash  — The carrying amounts reported in the consolidated balance sheets approximate fair value.

Loans held for sale  — The carrying value approximates fair value due to their short-term nature with variable rates and frequent resets.

Bridge financing  — The carrying value approximates fair value due to their short-term nature with frequent interest rate resets.

Mortgage debt  — The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt.

Mortgage debt included in Liabilities related to assets held for sale  — The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt.

Notes Payable  — The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt.

Off-Balance Sheet Financial Instruments:

Lending commitments  — The fair value of lending commitments was estimated based on the fair value of the corresponding funded loans, taking into consideration the remaining commitment amount.

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected losses, current economic conditions, risk characteristics of various financial instruments and other factors when limited or no market quotes are available. These estimates are subjective in nature, involve uncertainties and significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates do not attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. As a result, the fair value amounts shown below do not represent the underlying value of the Company as a whole. The carrying amounts in the table below correspond to amounts included in the consolidated balance sheets at December 31, 2006 and 2005:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(dollars in thousands)

Assets:
Cash and cash equivalents	$49,085	$49,085	$140,213	$140,213
Restricted cash	14,927	14,927	26,804	26,804
Bonds available-for-sale	1,770,113	1,770,113	1,392,934	1,392,934
Loans held for investment, net of allowance for loan losses	514,900	516,428	708,274	706,360
Loans held for sale	417,747	423,937	76,516	77,879
Mortgage servicing rights, net	72,074	90,991	71,774	82,583
Derivative assets	7,052	7,052	7,161	7,161
Interest-only securities	10,659	10,659	9,547	9,547
Assets of consolidated funds and ventures:
Cash and restricted cash	289,543	289,543	327,831	327,831
Loans held for sale	55,956	55,956	279,424	279,424
Liabilities:
Line of credit facilities	322,502	322,502	388,811	388,811
Repurchase facilities	211,825	211,825	—	—
Senior interests and debt owed to securitization trusts	1,141,464	1,139,800	767,376	767,494
Notes payable and other debt	367,839	367,839	319,798	319,798
Subordinate debentures	175,500	172,346	175,500	175,023
Mandatorily redeemable preferred shares	162,168	173,686	162,150	176,223
Guarantee obligations	6,819	6,819	6,993	6,993
Derivative liabilities	18,129	18,129	17,030	17,030
Liabilities of consolidated funds and ventures:
Bridge financing	374,025	374,025	74,599	74,599
Mortgage debt	150,605	136,307	182,375	169,165
Mortgage debt included in
Liabilities related to assets held for sale	—	—	42,986	39,780
Notes payable	563,515	560,461	592,611	589,217

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Off-Balance Sheet Financial Instruments:
Lending Commitments	$291,776	$(483)	$376,341	$(1,299)

NOTE 13 —	GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees by type at December 31, 2006 and 2005:

		2006		2005
	Note	Maximum	Carrying	Maximum	Carrying
	Ref.	Exposure	Amount	Exposure	Amount
(dollars in thousands)

Mortgage banking loss-sharing agreements	A	$574,136	$4,174	$492,823	$3,832
Indemnification contracts	B	103,224	1,499	102,975	1,582
Other financial/payment guarantees	C	66,033	1,146	67,363	1,391
Letters of credit guarantees	D	50,924	—	50,473	188

		$794,317	$6,819	$713,634	$6,993

A.	As a Fannie Mae DUS lender and Ginnie Mae loan servicer, the Company has exposure to losses and/or servicing advances relating to defaulted real estate mortgage loans sold under the Fannie Mae DUS program and loans sold to third parties that are guaranteed by Ginnie Mae and insured by HUD. More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan the Company originated and sold to Fannie Mae, it may be required to make servicing advances to Fannie Mae. Also, as a requirement of the DUS program, the Company has agreed to share in the loss of principal after foreclosure on Fannie Mae DUS loans. The Company maintains a reserve for the potential losses in an amount equal to the estimated fair value of the liability which is amortized and reflected as the carrying amount in the table above. The Company’s actual cash payments made to Fannie Mae under its DUS loss sharing agreement were zero for all three years ended December 31, 2006, 2005 and 2004. Subsequent to December 31, 2006 and through December 31, 2008, the Company paid $0.4 million under the DUS loss-sharing agreement. In addition, the Company has exposure to losses related to defaulted real estate mortgage loans which are delivered to investors by the Company, guaranteed by Ginnie Mae and insured by HUD. The Company’s exposure to these losses is limited to the amount which is not covered by the Ginnie Mae guarantee and HUD insurance, and is equal to approximately one month’s interest on each loan.

B.	The Company has entered into indemnification contracts with investors in the Company’s LIHTC Funds to compensate them for losses resulting from a recapture of tax credits due to foreclosure or difficulties in reaching occupancy milestones with respect to LIHTC Funds. The Company’s actual cash payments made under these indemnification agreements were zero for all three years ended December 31, 2006, 2005 and 2004. Subsequent to December 31, 2006, and through December 31, 2008, the Company has not made any payments related to these obligations.

C.	The Company has entered into arrangements that require it to make payments in the event that a third party fails to perform on its financial obligations. Generally, the Company provides these guarantees in conjunction with the sale or placement of an asset with a third party. The terms of such guarantees vary based on the performance of the asset.

D.	The Company provides a guarantee for the repayment of losses incurred under letters of credit issued by third parties.

The Company’s maximum exposure under its guarantee obligations represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees.

Collateral and restricted assets

The following table summarizes the assets pledged as collateral or legally restricted at December 31, 2006 and 2005:

		2006
						Investments in
	Note	Restricted	Tax-exempt	Taxable	Loans	Unconsolidated
(dollars in thousands)	Ref.	Cash	Bonds	Bonds	Receivable	Ventures	Total

LIHTC Fund cash	A	$6,518	$—	$—	$—	$—	$6,518
Guaranteed LIHTC Funds collateral	B	401	—	—	—	—	401
Bonds held in securitization trusts	C	—	1,174,844	—	—	—	1,174,844
Collateral for securitization programs:	D
Merrill Lynch P-Floats		1,415	123,120	—	—	—	124,535
MBIA		4,200	54,951	—	—	—	59,151
Multifamily Housing Trust		—	171,086		—	—	171,086
Term Securitization Facility		—	52,793	—	—	—	52,793
Notes payable, warehouse lending and lines of credit	E	—	—	22,000	732,724	483,069	1,237,793
Other collateral	F	8,911	34,380	8,048	—	—	51,339

Total		$21,445	$1,611,174	$30,048	$732,724	$483,069	$2,878,460

		2005
						Investments in
	Note	Restricted	Tax-exempt	Taxable	Loans	Unconsolidated
(dollars in thousands)	Ref.	Cash	Bonds	Bonds	Receivable	Ventures	Total

LIHTC Fund cash	A	$5,307	$—	$—	$—	$—	$5,307
Guaranteed LIHTC
Funds collateral	B	2,000	—	—	—	—	2,000
Bonds held in securitization trusts	C	—	765,004	—	—	—	765,004
Collateral for securitization programs:	D
Merrill Lynch P-Floats		—	113,631	—	—	—	113,631
MBIA		17,000	84,926	—	—	—	101,926
Multifamily Housing Trust		—	148,388	—	—	—	148,388
Notes payable, warehouse lending and lines of credit	E	—	—	22,000	638,450	301,578	962,028
Other collateral	F	7,804	52,593	8,144	—	—	68,541

Total		$32,111	$1,164,542	$30,144	$638,450	$301,578	$2,166,825

A.	Due to the consolidation of certain LIHTC Funds in accordance with FIN 46(R), legally restricted cash of the funds is reported in the Company’s consolidated balance sheets. Restricted cash held within the LIHTC Funds is typically restricted for use on a specific property held by a LIHTC Fund.

B.	The Company may provide guarantees in connection with the syndication of certain LIHTC Funds. In connection with these guarantees, at times, the Company is required to pledge certain levels of collateral in the form of cash and cash equivalents, and letters of credit.

C.	Pursuant to SFAS 140 and FIN 46(R), included in the Company’s consolidated balance sheets are bonds that are held in securitization trusts. At December 31, 2006 and 2005, the Company had $1.2 billion and $765.0 million of bonds held in securitization trusts, respectively, and $7.6 million and $5.1 million of retained interests in bond securitizations, respectively.

D.	In order to facilitate the securitization of certain assets at higher leverage ratios than otherwise available to the Company, the Company has pledged additional bonds to a pool that acts as collateral for senior interests in certain securitization trusts and credit enhancement facilities. From time to time, cash or cash equivalents may also be posted to this pool.

E.	The Company pledges bonds, loans and investments in affordable housing projects as collateral for notes payable, warehouse lending arrangements and line of credit borrowings.

F.	The Company pledges collateral in connection with other guarantees, derivative transactions, first loss positions and leases. In addition, the Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements.

NOTE 14 —	COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain premises are leased under agreements that qualify for treatment as operating leases under the guidance provided within SFAS 13. These operating leases expire at various dates through 2016. Certain leases require the Company to pay for property taxes, maintenance and other costs.

Rental expenses for operating leases were $6.4 million, $6.0 million and $5.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rental income received from sublease rentals was $0.5 million, $0.6 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at December 31, 2006:

(dollars in thousands)

2007	$6,469
2008	5,589
2009	5,319
2010	5,052
2011	4,463
Thereafter	13,938

Total minimum future rental commitments	$40,830

The Company expects to receive $1.8 million in future rental payments from non-cancelable subleases.

Litigation

At December 31, 2006, the Company and certain of its subsidiaries were defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. Provisions for litigation matters and other claims are recorded when the Company believes a loss is probable and can be reasonably estimated. The Company continuously monitors these claims and adjusts recorded liabilities, as developments warrant. The Company further believes that any losses it may suffer for litigation and other claims in excess of the recorded aggregate liabilities are not probable at this time and cannot be estimated. Accordingly, in the Company’s opinion, adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December 31, 2006, and the ultimate resolution of these matters is not likely to have a material effect on its consolidated financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes. See additional litigation discussion within Note 22, “Subsequent Events.”

Other

In 2006, the Company entered into an earnings credit program with certain financial institutions where the Company earned interest credits on cash balances of certain LIHTC Funds which were used to offset interest expense incurred by other LIHTC Funds. In 2007, the Company determined that this program did not conform to the partnership documents for certain LIHTC Funds and lacked clear authority with regard to a number of other LIHTC Funds. The Company’s remediation plan included both economic compensation of the affected LIHTC Funds, as well as instituting processes and internal control measures to prevent future occurrences. The

Company calculated the interest benefit to be returned to the LIHTC Funds based on the average monthly cash balances at market-based interest rates. Remediation interest of $6.0 million was paid to the LIHTC Funds in 2007, $2.5 million of which is accrued at December 31, 2006.

NOTE 15 —	SHAREHOLDERS’ EQUITY AND PREFERRED SHARES

Common Shares

At December 31, 2006 and 2005, the Company had 38,591,580 and 38,053,771 common shares issued and outstanding and 102,689 and 78,827 non-employee directors’ deferred shares issued (for which a common share or restricted share has not yet been issued), respectively. The common shares have no par value.

In March 2005, the Company repurchased 56,300 common shares for $1.4 million. The repurchase of these shares was recorded at cost as a reduction of “Shareholders’ equity” in the consolidated balance sheets and these shares are currently held by the Company.

The Company will continue in perpetuity until it is dissolved pursuant to the provisions of the Company’s Amended and Restated Certificate of Formation and Operating Agreement (“Operating Agreement”), dated May 9, 2002.

Earnings Per Share

The following table reconciles the weighted-average shares outstanding to the adjusted weighted-average shares used in the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2006, 2005 and 2004. The effect of all potentially dilutive securities was included in the calculation for 2006, 2005 and 2004. The computation of diluted earnings (loss) per share for 2005 and 2004 excluded 21,000 and 14,000 options to purchase common shares, respectively, as they were anti-dilutive.

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
(dollars and shares in thousands)

Earnings (loss) from continuing operations	$44,029	$44,029	$17,096	$17,096	$(11,319)	$(11,319)
Discontinued operations	9,618	9,618	7,575	7,575	8,043	8,043

Net income (loss)	$53,647	$53,647	$24,671	$24,671	$(3,276)	$(3,276)

Weighted-average shares outstanding (1)	38,535	38,535	37,696	37,696	34,504	34,504
Dilutive securities:
Options and employee deferred shares	—	184	—	269	—	251
Deferred shares from acquisition	—	393	—	236	—	—

Adjusted weighted-average shares	38,535	39,112	37,696	38,201	34,504	34,755

(1)	Includes both common shares issued and outstanding, as well as non-employee directors’ deferred shares for which a common share or a restricted share has not yet been issued, but does not include options and employee deferred shares that have not vested.

Preferred Shares

In November 2005, one of the Company’s subsidiaries, TE Bond Subsidiary, LLC (“TE Bond Sub”) completed a $100.0 million private placement of tax-exempt perpetual preferred shares. The net proceeds of $97.7 million were used to acquire investments that produce tax-exempt interest income and for general corporate purposes.

In October 2004, TE Bond Sub completed a $73.0 million private placement of tax-exempt perpetual preferred shares. The net proceeds of $71.0 million were used to acquire investments that produce tax-exempt interest income and for general corporate purposes.

At December 31, 2006 and 2005, TE Bond Sub had both perpetual preferred shares and mandatorily redeemable preferred shares outstanding. In addition to the quarterly dividends described below, the holders of both the perpetual preferred shares and the mandatorily redeemable preferred shares receive an annual capital gains dividend equal to an aggregate of 10% of any net capital gains recognized by TE Bond Sub during the immediately preceding taxable year. The capital gain dividend was $1.0 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively. There was no capital gain dividend for 2006. The following discussion and related tables summarize the significant terms of each category of preferred shares outstanding.

Mandatorily Redeemable Preferred Shares

The table below summarizes the terms of the mandatorily redeemable preferred shares outstanding at December 31, 2006:

					First
		Number of	Par Amount		Remarketing	Mandatory	Redemption
Series	Issue Date	Shares	per Share	Dividend Rate	Date	Tender Date	Date

Series A	May 27, 1999	42	$2,000,000	6.88%	June 30, 2009	June 30, 2009	June 30, 2049
Series A-1	October 9, 2001	8	2,000,000	6.30	June 30, 2009	June 30, 2009	June 30, 2049
Series B	June 2, 2000	30	2,000,000	7.75	November 1, 2010	November 1, 2010	June 30, 2050
Series B-1	October 9, 2001	4	2,000,000	6.80	November 1, 2010	November 1, 2010	June 30, 2050

The Series A and A-1 mandatorily redeemable preferred shares are of equal priority and earn dividends (up to their stated dividend rates) of TE Bond Sub’s available net income. The Series B and B-1 mandatorily redeemable preferred shares are of equal priority, are junior to Series A and A-1, and earn dividends (up to their stated dividend rates) of TE Bond Sub’s available net income after dividends to the Series A and A-1 mandatorily redeemable preferred shares. Dividends are payable, once declared, on each January 31, April 30, July 31 and October 31, and recognized in “Interest expense” in the consolidated statements of operations. The Company’s carrying value of the mandatorily redeemable preferred shares is $162.2 million and is reported as “Mandatorily redeemable preferred shares.” The difference between the carrying value and the redemption amount of $168.0 million is amortized as an increase to “Interest expense” using the effective interest method.

On the remarketing dates, the remarketing agent will seek to remarket the shares at the lowest dividend rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends. As indicated above, the mandatorily redeemable preferred shares are subject to mandatory tender on specified dates and on all subsequent remarketing dates at a price equal to par plus accrued but unpaid dividends.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at December 31, 2006:

					First
		Number of	Par Amount		Remarketing	Optional
Series	Issue Date	Shares	per Share	Dividend Rate	Date	Redemption Date

Series A-2	October 19, 2004	10	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series A-3	November 4, 2005	9	2,000,000	4.95	September 30, 2012	September 30, 2012
Series A-4	November 4, 2005	8	2,000,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000,000	4.70	September 30, 2009	September 30, 2009
Series C-1	October 19, 2004	13	1,000,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	17	2,000,000	5.90	September 30, 2015	September 30, 2020

Dividends are payable on each January 31, April 30, July 31 and October 31, to the extent there is income available after the payment of dividends on more senior perpetual preferred shares and is recognized in “Distributions declared to perpetual preferred shareholders’ of subsidiary” in the consolidated statements of operations. Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series mandatorily redeemable preferred shares. Series A are senior to Series B, which are senior to Series C, which are senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest dividend rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid dividends. Absent a liquidation of TE Bond Sub, the cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. The Company may elect to redeem the cumulative perpetual preferred shares at their liquidation preference plus accrued and unpaid dividends based on the particular series at varying dates shown in the table above.

In June 2007, the Company failed to comply with financial reporting requirements related to the mandatorily redeemable and cumulative perpetual preferred shares. As a result, the Company was required to distribute an additional $0.4 million to the holders of these shares.

NOTE 16 — STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (“Plans”), Non-employee Directors’ (“Non-employee Directors’ plan”) and Employees’ Stock-based Compensation (“Employees’ Stock-based Compensation plan”) plans, which are used to attract and retain highly qualified non-employee directors and employees.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by APB 25, as allowed under the guidance of SFAS 123.

SFAS 123(R) requires the Company to recognize an expense within its consolidated statements of operations for all stock-based payment arrangements for both the Company’s employees and non-employee directors. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, SFAS 123(R) applies to the portion of awards outstanding at January 1, 2006, for which the requisite service has not been rendered.

The expense recognition for non-option stock-based arrangements under SFAS 123(R) and APB 25 is unchanged. Under SFAS 123(R), the Company now recognizes compensation expense for option-based arrangements; whereas, under APB 25 there was no expense recognition. However, had the Company applied SFAS 123(R) prior to 2006, the expense recognition for option-based arrangements would be immaterial as the Company had minimal option-based awards to both employees and non-employee directors during 2005 and 2004.

Total compensation expense recorded for these Plans was $8.3 million, $6.8 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Stock-based compensation expense for employees was $7.7 million, $6.3 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is recognized in “Salaries and benefits” expense in the consolidated statements of operations. Stock-based compensation for non-employee directors was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, recognized in “General and administrative” expense in the consolidated statements of operations. For compensation expense purposes, forfeiture activity is based on actual experience.

Employees’ Stock-Based Compensation

At December 31, 2006, there were 3,722,033 shares authorized to be issued under the Employees’ Stock-based Compensation plan. The employees’ plan authorizes grants of a broad variety of awards, including non-qualified common stock options, share appreciation rights, restricted shares, deferred shares and shares granted as a bonus in lieu of other awards. At December 31, 2006, there were 607,085 shares available under this plan.

Employee Common Stock Options

Prior to January 1, 2006, the Company measured the fair value of options granted using the Black-Scholes option-pricing model for disclosure purposes only. Effective January 1, 2006, the Company measured the fair value of options granted using a lattice model for purposes of recognizing compensation expense. The

Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns. For options granted during 2006, the lattice model generated a fair value of $1.60 per share as compared to the Black-Scholes model which generated a fair value of $0.99 per share. For options granted during 2005 and 2004, the lattice model generated a fair value of $1.12 and $1.02 per share, respectively. Using the lattice model, total compensation expense recognized in 2006 was $0.4 million (not including the impact of the equity-to-liability modification discussed below), had the Company used the Black-Scholes model, total compensation expense would have been $0.3 million.

Key assumptions utilized in the option-pricing models are evaluated and revised, as necessary, to reflect market conditions and experience, and are as follows for both non-employee director and employee awards:

			Black-	Black-
	Lattice Model at	Lattice Model	Scholes	Scholes
	December 31,	2006	2005	2004
	2006	Grant Date	Grant Date	Grant Date

Weighted-average:
Expected term in years (1)	—	—	6.5	6.5
Annual risk-free interest rate	4.7%	4.7%	4.0%	4.0%
Expected volatility	12.3%	12.3%	14.1%	15.7%
Expected dividend yield	7.5%	7.5%	7.3%	7.3%

(1)	The expected term of the option is an input into the Black-Scholes model; however, it is an output from the lattice model and was calculated to be 4.1 years at December 31, 2006, and 5.8 years for the 2006 grant.

The expected term of the options represents the period of time that options are expected to remain unexercised. As provided for under Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), the Company has used the simplified approach in determining the expected term. Expected volatility is based on the historical performance of the Company’s shares. The risk-free interest rate for periods over the contractual life of the option is based on the U.S. Treasury zero-coupon yield curve in effect at the time of the grant.

The exercise price of common stock options granted under the plan is set to equal 100% of the fair market value of the common shares on the date of grant. The options vest over three to four years. In the event of a change in control of the Company (as defined in the plan), the options shall become immediately and fully exercisable. In addition, the Company may accelerate the exercise dates of all or a specified portion of the options at any time. Generally, the options expire ten years from the date of grant. However, options will expire immediately upon the termination of employment for cause and three months after termination of employment for reasons other than death, disability or normal or early retirement. In the event of death, disability or retirement, the options will expire one year after the date of such event. At December 31, 2006, 626,149 options were outstanding under the employees’ plan with exercise prices ranging from $16.88 to $26.50 per share. The weighted-average remaining contractual life for these outstanding options was 8.2 years at December 31, 2006.

The following table summarizes option activity under the Employees’ Stock-based Compensation plan:

		Weighted-	Weighted-
		average	average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual Life	Intrinsic
	Options	Option	(in years)	Value
(dollars and options in thousands, except per option data)

Outstanding at January 1, 2004	712.7	$18.17
Granted	—	—
Exercised	(273.8)	19.05

Outstanding at December 31, 2004 (1)	438.9	17.31	3.0	$4,208
Granted	—	—
Exercised	(180.2)	17.67

Outstanding at December 31, 2005 (1)	258.7	17.30	2.1	2,469
Granted	543.5	26.50
Exercised	(176.1)	17.63

Outstanding at December 31, 2006 (2)	626.1	25.34	8.2	4,293

Options Exercisable at:
December 31, 2004	438.9	$17.31	3.0	$4,208
December 31, 2005	258.7	17.30	2.1	2,469
December 31, 2006	218.5	23.19	6.2	1,970

(1)	Options vested and expected to vest.

(2)	Includes 601.4 thousand options that have vested or expect to vest with a weighted-average exercise price of $25.30, a weighted-average remaining contractual life of 8.2 years and an intrinsic value of $4.2 million.

For the year ended December 31, 2006, the Company recorded compensation expense related to employee stock options of $2.6 million (includes $2.1 million related to an equity-to-liability accounting modification discussed below). In prior years, the intrinsic value method of accounting prescribed by APB 25 was applied for stock options. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the fair market value of the common shares on the grant date. However, the total intrinsic value, which is provided for disclosure purposes, is measured as the difference between the exercise price and the fair market value at the date of exercise. The total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $1.6 million, $1.4 million and $1.6 million, respectively.

For the years ended December 31, 2006, 2005 and 2004, the Company received proceeds of approximately $3.4 million, $3.0 million and $5.2 million, respectively, and issued 176,065; 180,200 and 273,754 common shares, respectively, pursuant to employee exercises of stock options.

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year graded vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, upon death or disability. The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests. Once the deferred shares vest, the Company issues common shares to the employee.

Compensation expense for deferred share awards is recognized on a straight-line basis over the requisite service period for the entire award. For the years ended December 31, 2006, 2005 and 2004, compensation expense of $5.1 million (includes $0.6 million related to an equity-to-liability accounting modification discussed below), $6.3 million and $6.1 million was recognized, respectively.

The following table summarizes deferred share activity under the Employees’ Stock-based Compensation plan:

		Weighted-
		average
		Grant Date
		Fair Value
	Number of Shares	per Share
(shares in thousands, except per share data)

Unvested shares at January 1, 2004	143.6	$22.41
Granted	419.1	25.14
Forfeited	(1.6)	24.15
Vested	(237.4)	24.16

Unvested shares at December 31, 2004	323.7	24.57
Granted	222.8	25.29
Forfeited	(36.0)	26.04
Vested	(202.2)	24.81

Unvested shares at December 31, 2005	308.3	24.83
Granted	167.7	27.08
Forfeited	(20.1)	25.40
Vested (1)	(222.6)	25.20

Unvested shares at December 31, 2006	233.3	26.03

Shares vested and expected to vest:
December 31, 2004	308.3	$24.59
December 31, 2005	283.8	24.79
December 31, 2006	218.1	26.01

(1)	Includes 60.6 thousand shares settled in cash.

At December 31, 2006, 2005 and 2004, total compensation expense to be recognized in future periods was $3.7 million, $4.3 million and $6.0 million, respectively. The weighted-average period over which compensation expense of unvested awards is expected to be recognized was 16.5 months at December 31, 2006.

Equity-to-Liability Accounting Modification for the Employees’ Stock-Based Compensation Plan

Due to the Company’s delayed filing of the 2006 financial statements, the Company is not able to issue freely tradable common shares. As a result, in the fourth quarter of 2006, the Company offered employees with deferred share awards the option to receive cash in lieu of common shares for shares vesting during 2006. In addition, these employees were also given the choice to receive restricted shares or wait to receive common shares once the Company is able to issue freely tradable shares again. A total of 27 employees were affected with 24 employees electing to have a total of 60,644 shares settled in cash for $1.7 million. The remaining three employees elected to wait to receive shares.

In the fourth quarter of 2006, the Company discussed and intended to settle in cash all employee stock options expiring in 2007. In April of 2007, the Company paid $0.7 million to three employees for 62,270 shares, which represented all employee options expiring in 2007.

In accordance with SFAS 123(R), the awards issued under the Employees’ Stock-based Compensation plan no longer qualify as equity awards, given that the Company settled certain share and option awards in cash and may in the future. Therefore, the Company recognized a liability for the fair value of the vested portion of all awards outstanding on December 31, 2006, in the amount of $6.1 million. Of this amount, $3.4 million had previously been recognized as compensation expense with an offsetting increase to additional paid-in-capital, thus a reduction to additional paid-in-capital of $3.4 million was made on December 31, 2006, with the remaining difference of $2.7 million recorded as additional compensation expense ($2.1 million for stock options and $0.6 million for deferred shares).

Any future changes in the fair value of the employee deferred shares and employee stock options will be recorded as an increase/decrease in “Other liabilities” and a corresponding increase/decrease to compensation expense; however, to the extent the fair value decreases below the grant price, an increase to additional paid-in-capital will be recorded.

Non-employee Directors’ Stock-Based Compensation

At December 31, 2006, a total of 650,000 shares were authorized to be granted under the Non-employee Directors’ Stock-based Compensation plan. The non-employee directors’ plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares depending on the type of compensation. At December 31, 2006, there were 359,223 shares available under this plan.

Non-employee Director Common Stock Options

Under the non-employee directors’ plan, an option to purchase 7,000 common shares is granted to each director when first elected or appointed to the Board of Directors. The exercise price of these options is equal to the fair market value of the common shares on the date of grant and these options expire at the earlier of ten years after the grant date or one year after the date a director ceases to serve. These options vest in three equal annual installments commencing at the earlier of the next anniversary of the director’s initial election or appointment or the next annual meeting of shareholders. These options are subject to earlier vesting in the event of death, disability or a change in control. In the event the participant ceases to be a director of the Company, except as otherwise determined by the Board, these options will become fully exercisable only to the extent that the options are already vested or scheduled to vest within two months of the director’s separation from the Company.

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation plan:

		Weighted-	Weighted-
		average	average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual Life	Intrinsic
	Options	Option	(in years)	Value
(dollars and options in thousands, except per option data)

Outstanding at January 1, 2004	180.0	$21.96
Granted	7.0	25.52
Exercised	(10.0)	15.84
Expired/Forfeited	(25.0)	20.88

Outstanding at December 31, 2004 (1)	152.0	22.73	6.7	$681
Granted	7.0	26.67
Exercised	(15.0)	19.38
Expired/Forfeited	—	—

Outstanding at December 31, 2005 (1)	144.0	23.27	6.1	375
Granted	—	—
Exercised	(19.0)	23.19
Expired/Forfeited	—	—

Outstanding at December 31, 2006 (1)	125.0	23.28	5.2	1,115

Options Exercisable at:
December 31, 2004	145.0	$22.59	6.5	$669
December 31, 2005	132.3	23.01	5.9	373
December 31, 2006	118.0	23.10	5.0	1,074

(1)	Includes options vested and expected to vest.

In 2006, the amount of expense recorded related to non-employee Director stock options was de minimis as was the compensation expense measured for disclosure purposes for 2005 and 2004.

For the years ended December 31, 2006, 2005 and 2004, the Company received proceeds of approximately $0.4 million, $0.3 million and $0.2 million, respectively, and issued 19,000; 15,000 and 10,000 common shares, respectively, pursuant to non-employees directors’ exercises of stock options.

Non-employee Director Restricted Shares and Deferred Shares

The Company will grant the directors annual equity awards in the form of restricted shares on the date of each annual meeting of shareholders. The restricted shares granted will vest at the earlier of: (1) one year after the grant of such restricted shares; or (2) the next annual meeting of shareholders. These restricted shares have the same rights as the common stock, including the ability to vote and receive distributions; however, they are subject to a one year trading restriction. Such restricted shares are also subject to earlier vesting in the event of death, disability or a change in control. The directors may elect to receive deferred shares in lieu of restricted shares. If the director elects deferred shares, distributions are paid in the form of additional deferred shares based upon the fair value of the common shares on the distribution date of the applicable distribution. Deferred shares issued to directors for annual equity awards vest in the same manner as restricted shares.

The non-employee directors’ plan also entitles each director to receive fees and retainers in the form of cash or common shares. The number of shares is based on the closing price of the common shares on the date of meetings attended or the closing price of the common shares on the distribution dates for retainer fees. The directors may elect to receive deferred shares in lieu of common shares. If the director elects deferred shares, then shares payable are credited to the account of the director and future distributions payable with respect thereto are paid in the form of additional deferred shares based upon the fair value of the common shares on the distribution date of the distribution payment. Deferred shares issued to directors for fees and retainers vest in the same manner as common shares.

At December 31, 2006, 10,251 common shares, 2,337 restricted shares and 102,689 deferred shares were awarded to directors in lieu of cash payments for fees and annual equity awards.

The following table summarizes the deferred, restricted and common shares issued to directors and their respective weighted-average grant date share prices during the years ended December 31, 2006, 2005 and 2004:

		Weighted-		Weighted-
		average		average		Weighted-
	Common	Grant Date Share	Restricted Shares	Grant Date Share	Deferred	average Grant
	Shares Issued	Price	Issued	Price	Shares Issued	Date Share Price

2006	—	$—	879	$28.43	23,862	$28.05
2005	281	24.49	968	25.83	20,709	25.45
2004	1,980	25.00	490	25.49	18,417	25.10

For the years ended December 31, 2006, 2005 and 2004, the Company recognized $0.6 million, $0.5 million and $0.4 million in director fees, respectively, reflected in “General and administrative” expense in the consolidated statements of operations. Director fees are expensed when the services are performed.

NOTE 17 — INCOME TAXES

The following table summarizes the components of the income tax expense for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)

Federal income tax expense:
Current	$118	$—	$—
Deferred	1,655	1,646	1,599
State income tax expense:
Current	1,330	1,064	1,112
Deferred	220	219	212

Income tax expense	$3,323	$2,929	$2,923

Municipal Mortgage & Equity, LLC is the parent entity that owns interests in various entities, some of which are subject to federal and state income taxes and other entities that are pass-through entities for tax purposes (meaning the partners or owners of the partnership interests are allocated the taxable income). Municipal Mortgage & Equity, LLC is a publicly traded partnership (“PTP”) and as such, all of the Company’s pass-through entity income is allocated to the common shareholders of the Company. Therefore, the Company does not have a liability for federal and state income taxes related to the PTP income. Net income for financial statement purposes may differ significantly from taxable income of the Company’s shareholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Company’s Operating Agreement. The aggregate difference in the basis of the Company’s PTP net assets for financial and tax reporting purposes cannot be readily determined and since each investor’s tax basis in the Company’s net assets is different, the Company has not accumulated this information.

The following table reflects the effective income tax reconciliation for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)

Income (loss) before income taxes	$56,970	$27,600	$(353)
Provision for income tax at federal statutory rate (35%)	19,940	9,660	(124)
Permanent differences:
PTP income	(31,268)	(20,106)	(16,144)
State income taxes, net of federal tax effect	(989)	(987)	(1,713)
Meals and entertainment	125	154	110
Tax credits	(3,098)	(355)	(519)
Other	178	(29)	(83)
Change in valuation allowance	18,435	14,592	21,396

Income tax expense	$3,323	$2,929	$2,923

The following table summarizes the net deferred tax assets and deferred tax liabilities, of which, the net deferred liability amount is included in “Other liabilities” at December 31, 2006 and 2005:

	2006	2005
(dollars in thousands)

Deferred tax assets:
Syndication fees	$23,855	$11,846
Net operating loss, tax credits and other tax carryforwards	20,799	18,390
Guarantee fees	8,953	9,746
Asset management fees	9,235	6,752
Origination fees	2,283	1,483
Investments in partnerships	6,272	5,604
Other	5,456	6,013

Total deferred tax assets	76,853	59,834
Less: valuation allowance	(39,161)	(20,725)

Total deferred tax assets, net	$37,692	$39,109

Deferred tax liabilities:
Mortgage servicing rights, net	$28,577	$28,458
Goodwill and intangible assets	16,148	18,296
Other	4,461	1,975

Total deferred tax liabilities	$49,186	$48,729

The following table summarizes the change in the valuation allowance for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)

Balance-January 1,	$20,725	$26,096	$4,067
Additions impacting income tax expense	18,436	14,592	21,396
Additions directly impacting shareholders’ equity	—	650	633
Reversal due to purchase accounting	—	(20,613)	—

Balance-December 31,	$39,161	$20,725	$26,096

At December 31, 2006, 2005 and 2004, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized (primarily due to continuing net operating losses related to its taxable subsidiaries) and therefore, the Company established a deferred tax asset valuation allowance of $39.2 million, $20.7 million and $26.1 million, respectively. The Company acquired additional deferred tax liabilities related to its acquisition of Glaser in 2005. These acquired deferred tax liabilities will reverse in the future, representing future taxable income to the Company. This allowed the Company to support the realization of certain deferred tax assets, resulting in the Company reversing $20.6 million of its deferred tax asset valuation allowance upon the acquisition of Glaser. As required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance. The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

Significant judgment is required in determining and evaluating income tax positions. The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be sustained upon review by taxing authorities.

The Company has federal income taxes receivable in the amount of $6.1 million and $0.1 million at December 31, 2006 and 2005, respectively. In addition, the Company has state income taxes receivable of $2.2 million and $0.1 million at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the Company had a net operating loss (“NOL”) carryforward of $36.1 million and $34.8 million, respectively, available to reduce future federal income taxes. The NOL will begin to expire in 2024. The NOL available differs from the amount reported as a deferred tax asset due to accounting for equity compensation under SFAS 123(R) and amortization of goodwill under SFAS 109. At December 31, 2006 and 2005, the Company had an unused investment tax credit and affordable housing tax credit carryforward for federal income tax purposes of approximately $5.2 million and $2.1 million, respectively, which expire at intervals from 2021 through 2026.

NOTE 18 — SEGMENT INFORMATION

Currently, the Company operates through three primary divisions.

•	The Affordable Housing Division conducts activities related to affordable housing and is further subdivided into three reportable segments, including:

•	Tax Credit Equity which creates investment funds and finds investors for such funds that receive tax credits for investing in affordable housing partnerships;

•	Affordable Bonds which originates and invests primarily in tax-exempt bonds secured by affordable housing; and

•	Affordable Debt which originates and invests in loans secured by affordable housing.

•	The Real Estate Division conducts real estate finance activities and is further subdivided into two reportable segments:

•	Agency Lending which originates both market rate and affordable housing multifamily loans with the intention of selling them to government sponsored entities (i.e., Fannie Mae and Freddie Mac) or through programs created by them, or sells the permanent loans to third party investors, for which the loans are guaranteed by Ginnie Mae and insured by HUD; and

•	Merchant Banking which provides loan and bond originations, loan servicing, asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects. In some cases, the Company originates loans and bonds for its own investment purposes.

•	The Renewable Ventures Division finances, owns and operates renewable energy and energy efficiency projects. This division, in its entirety, is considered a reportable segment.

Affordable Housing Division

Affordable housing typically refers to multifamily apartment developments with below market rents that are intended to be affordable to low income families, typically families earning sixty percent or less than the area median income (“low income”). In most instances, the owners of the affordable housing projects are entitled to special federal income tax benefits, and in some instances, state and local tax benefits, to help defray development and operating costs and therefore, make it possible to offer below market rents. In order to qualify for special federal income tax benefits, at least a specified portion of the units in a project must be set aside to be rented to low income families. While most of the Company’s affordable housing related activities involve investments that entitle the holders to special tax benefits, the Company is also involved with some investments in affordable housing that do not provide special tax benefits. A significant portion of the Company’s revenues from the affordable housing division comes from interest on debt instruments it holds, as well as syndication fees and asset management and advisory fees.

Because intercompany transactions are required to be eliminated in consolidation, certain fees and interest income that the Company is entitled to receive from consolidated entities are presented as an allocation of income from non-controlling interest holders instead of revenues in the consolidated statements of operations.

Tax Credit Equity Segment

Normally, the developer of an affordable housing development prefers to sell the tax credits related to the development rather than retaining the tax credits. In order to sell the tax credits, the developer usually forms a Lower Tier Property Partnership to develop and own the project and sell the limited partner interests to investors who want to benefit from the partnership’s affordable housing tax credits. The Company “syndicates” tax credits by forming LIHTC Funds that purchase directly or indirectly the limited partner interests in multiple Lower Tier Property Partnerships. The Company finds the investors to purchase the equity of the LIHTC Funds. The LIHTC Funds use the equity investments, and sometimes interim debt financing (which the Company provides in some cases) to pay for the limited partner interests in the Lower Tier Property Partnerships. Because both the Lower Tier Property Partnerships and the LIHTC Funds are pass-through entities for federal income tax purposes, the equity owners of the LIHTC Funds receive the tax benefit of the credits generated by the Lower Tier Property Partnerships. The Company is the general partner of and manages the LIHTC Funds and usually has an interest between 0.01% and 1.0% in each LIHTC Fund. Investors in the LIHTC Funds typically have been large financial institutions, including Fannie Mae and Freddie Mac, as well as banks and insurance companies.

In some instances, the Company has guaranteed a minimum yield to investors with regard to LIHTC Funds it sponsors. In these cases, the Company receives a fee for providing this guarantee, which compensates the Company for the potential exposure resulting from the guarantee. Within the Tax Credit Equity segment, the Company provides two general types of guarantees: (1) either single investor or multi-investor LIHTC Fund level guarantees where the Company guarantees the investment return for the investment; and (2) individual one-off indemnifications to specific investors in a non-guaranteed LIHTC Fund related to the performance of a Lower Tier Property Partnership.

Affordable Bond Segment

The Company invests in different types of bonds, including mortgage revenue bonds and other municipal bonds used to finance affordable housing projects. Mortgage revenue bonds may be secured by either the first mortgage or a subordinate mortgage on the underlying properties. Other municipal bonds are, in most cases, secured by the general obligations of the issuer or by tax liens. These bonds generally have credit ratings of at least “AA-” or “Aa3”, as defined by the applicable rating agencies.

Affordable Debt Segment

The Company provides construction, supplemental and permanent financing to developers of affordable housing properties. The Company sometimes converts its construction loans into permanent mortgage loans, which it retains or sells. More frequently; however, the Company arranges for Fannie Mae or Freddie Mac to provide permanent debt financing, the proceeds of which is used to repay the construction financing. Once a construction loan is converted to a permanent mortgage loan and identified for sale to one of the agencies, it is reported within the Agency Lending segment.

Real Estate Division

The Company originates mortgage loans secured by multifamily apartment properties and commercial properties built by a wide variety of developers. A small portion of these loans are in the form of purchases of tax-exempt debt instruments issued by state or local government agencies to finance infrastructure or other projects. However, in most instances, the Company makes taxable mortgage loans to entities formed by developers of conventional multifamily (market rate) or commercial properties, which are secured by the real estate and sometimes, but not always, guaranteed by the developers. Usually, the Company retains construction loans until projects are completed, at which time the Company arranges funds to provide the permanent financing or it sells the permanent loans to government sponsored entities (i.e., Fannie Mae and Freddie Mac) or through programs created by them or sells interests in the permanent loans to third party investors, which interests are guaranteed by Ginnie Mae and insured by HUD. A significant portion of the Company’s revenue from the Real Estate division comes from interest on market rate debt instruments it holds, as well as servicing, asset management and advisory fees.

Agency Lending Segment

The Company originates some loans with the intention of selling them to government sponsored entities (i.e., Fannie Mae and Freddie Mac) or through programs created by them, or sells the permanent loans to third party investors, for which the loans are guaranteed by Ginnie Mae and insured by HUD. The Company is an approved seller and servicer of Fannie Mae Delegated Underwriting and Servicing Loans, and an approved seller and servicer of Freddie Mac mortgage loans. The Company is also a FHA/HUD Multifamily Accelerated Processing approved lender, a FHA Traditional Application Processing Lender, and an approved seller and servicer of Ginnie Mae mortgage-backed securities.

Loans originated in connection with these programs must be underwritten and structured in accordance with financial requirements established by the agency which will either insure, guarantee or buy particular loans. In addition, the Company is required to maintain minimum net worth, liquidity and insurance coverage. Mortgage loans originated for sale to the agencies are generally closed in the Company’s name, using cash borrowed from a warehouse lender and then sold to the agencies generally one week to three months following the closing of the loan. The Company does not retain any interest in any of the mortgage loans sold to the agencies except for MSRs, certain contingent liabilities under the loss-sharing arrangement with Fannie Mae and servicing advances as a Ginnie Mae loan servicer.

Merchant Banking Segment

The Company makes construction, permanent, bridge and other loans to developers of market rate multifamily and commercial real estate projects that do not entitle holders to any special tax benefits. The loans are secured by mortgages on the properties to which they relate and sometimes are guaranteed by the developers. The Company either retains these loans as investments, or sells them to investment funds the Company sponsors and manages.

The Company also provides loan origination, asset management, investment advisory, loan servicing and other services to institutional investors; more specifically:

•	The Company originates loans for institutional investors and for pension funds.

•	The Company provides advisory and management services with regard to direct and pooled investments in real estate assets for a number of pension funds that invest in limited partner interests in partnerships the Company forms to acquire income producing real estate or real estate-backed debt investments that the Company originates.

•	The Company provides advisory and other services for several funds it did not sponsor that hold investments in a broad range of property types, including office and industrial properties, apartments, retail properties, hotels, condominiums and student housing, including investments in loans the Company originated.

In the past, the Company has invested in tax-exempt bonds issued by community development districts to finance the development of community infrastructure in areas of commercial or single-family home development. These bonds are secured by pledges of specific payments or assessments by the local improvement districts that issue the bonds; however, they are without recourse to the general taxing power of any government agencies.

Renewable Ventures Division

The renewable ventures division conducts activities related to the financing and development of renewable energy and energy efficient projects.

In 2006, the Company acquired a renewable energy finance company, expanded its existing operations into the renewable energy arena and created the Renewable Ventures Division. This division is designed to take the Company’s knowledge in tax credits, large project finance and capital investment into the emerging clean energy business.

Through this division, the Company is involved, directly and through subcontractors, in the development, operation and maintenance of renewable energy projects, as well as in providing or arranging financing for them. The Company usually acts as the general partner of a partnership that develops a project, and brings investors in as limited partners. The limited partners in the renewable energy partnerships (or funds that invest in them) receive the tax benefits and an allocation of earnings and losses of the renewable energy projects based on the partnership agreements.

The Company receives fees for arranging investments in funds it organizes, for developing power generation projects, for arranging financing for construction of facilities in connection with projects and for guaranteeing obligations to third party investors. The Company also receives fees for managing the projects and funds. In most cases, the Company retains a general partner or managing member interest in each fund it sponsors. In addition, the Company normally receives an increased distribution of fund proceeds after investors have realized targeted returns on their investments.

The Company also advises companies on improving their energy efficiency and arranges financing for projects that will reduce their energy costs. In addition, the Company sells renewable energy certificates, and expects to sell carbon credits and other environment-related benefits, to which it is entitled through the Company’s renewable energy projects.

As part of expanding its business, the Company is leveraging its expertise into new areas. This includes expansion of the Company’s housing expertise into the international arena. For financial reporting purposes, the Company has treated renewable ventures and other developing businesses as a single reportable segment in 2006.

Segment Results

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. All historical segment results have been restated to reflect the structure of the Company’s internal organization at December 31, 2006.

Adjusted earnings is a key performance measure used by management that attempts to adjust the Company’s net income into a performance measurement based on the Company’s legal economic interest in its various business segments. Therefore, the two primary adjustments to consolidated net income are to adjust for significant non-cash items and to adjust for the impact of consolidated funds and ventures (as described in Note 20, “Consolidated Funds and Ventures”) that in management’s view is not reflective of a true economic impact on the Company’s business results. There is no generally accepted methodology for computing adjusted earnings, and the Company’s computation of adjusted earnings may not be comparable to adjusted earnings reported by other companies. Adjusted earnings does not represent net cash provided by operating activities determined in accordance with GAAP and should not be considered as a substitute for net income (determined in accordance with GAAP), as an alternative to net cash provided from operating activities (determined in accordance with GAAP), or as a measure of the Company’s liquidity or as an indication of its ability to make cash distributions.

The Company transacts its primary business in the United States and substantially all of its revenues are generated and assets are domiciled within the United States. The following tables summarize the Company’s adjusted revenue and adjusted earnings for each segment for the years ended December 31, 2006, 2005 and 2004:

	Adjusted Revenue (1)
	2006	2005	2004
(dollars in thousands)

Tax Credit Equity	$129,239	$97,383	$111,117
Affordable Bonds	101,120	86,660	78,789
Affordable Debt	23,318	21,488	25,556
Agency Lending	26,703	16,793	9,263
Merchant Banking	82,168	56,019	28,641
Renewable Ventures	4,806	—	—

Total adjusted revenue	$367,354	$278,343	$253,366

(1)	Adjusted Revenue represents interest income, fees and other income and revenue from consolidated funds and ventures. Additional sources of income from asset sales, derivative activities and equity in earnings from investments are not included in revenue, but are included in adjusted earnings.

	Adjusted Earnings (Loss)
	2006	2005	2004
(dollars in thousands)

Tax Credit Equity	$59,519	$37,916	$54,209
Affordable Bonds	36,545	53,037	40,350
Affordable Debt	6,385	(6,539)	(519)
Agency Lending	27,027	17,351	6,004
Merchant Banking	21,554	29,024	7,740
Renewable Ventures	685	—	—

Total adjusted earnings	$151,715	$130,789	$107,784

The following tables reconcile consolidated revenue and net income (loss) to total segment adjusted revenue and total segment adjusted earnings for the years ended December 31, 2006, 2005 and 2004:

	Note	Revenue Reconciliation
	Ref.	2006	2005	2004
(dollars in thousands)

Consolidated revenue		$350,567	$284,758	$231,762
Adjustments:
Syndication, servicing and loan fees	A	63,173	46,284	56,611
Impact of consolidated funds and ventures	B	(44,391)	(50,915)	(33,820)

Total corporate adjusted revenue		369,349	280,127	254,553
Less:
Corporate revenue	H	(1,995)	(1,784)	(1,187)

Total segment adjusted revenue		$367,354	$278,343	$253,366

	Note	Net Income (Loss) Reconciliation
	Ref.	2006	2005	2004
(dollars in thousands)

Consolidated net income (loss)		$53,647	$24,671	$(3,276)
Adjustments:
Syndication, servicing, loan fees and costs	A	79,787	53,898	66,534
Impact of consolidated funds and ventures	B	(11,099)	19,778	32,232
Depreciation and amortization	C	14,249	13,416	10,096
Equity investments	D	2,715	(4,838)	709
Net gains (losses) on asset sales and derivatives	E	(16,641)	(15,141)	(19,758)
Provision for credit losses, net	F	7,137	45	3,185
Impairment on bonds	G	2,106	13,020	684

Total corporate adjusted earnings		131,901	104,849	90,406
Add:
Income tax expense		3,323	2,929	2,923
Corporate expense	H	16,491	23,011	14,455

Total segment adjusted earnings		$151,715	$130,789	$107,784

A.	The revenue adjustment relates to adding back fees that were collected in cash during the period, but deferred for GAAP purposes and removing income recognized in the period on a GAAP basis for cash collected in a prior period. In addition, the revenue adjustment includes an adjustment to remove the amortization expense of MSRs that is included in “Servicing fees” in the consolidated statements of operations. The adjusted earnings adjustment includes the revenue adjustments described above plus the net impact of SFAS 91 cost deferrals related to loan originations.

B.	Represents the non-cash impact of consolidated funds and ventures in which the Company is the primary beneficiary or has a controlling interest. The revenue adjustment represents the removal of revenue from consolidated funds and ventures ($89.0 million, $82.6 million and $59.6 million for the years ended December 31, 2006, 2005 and 2004, respectively), but includes revenue that the Company is entitled to as part of its ownership or other contractual interests (e.g., asset management fees for the LIHTC Funds). The earnings adjustment includes the revenue adjustments described above, plus the necessary expenses and other adjustments to reflect what management believes to be earnings based on legal and contractual relationships as opposed to consolidation accounting. The most significant adjustment is to remove the non-cash losses that the Company records under GAAP when its general partner interest and/or the non-controlling interest capital account is zero. See Note 2, “Restatement of Previously Reported Results of Operations” and Note 20, “Consolidated Funds and Ventures” for more information.

C.	Represents depreciation and amortization of intangible assets and debt issuance costs.

D.	Represents the adjustment to determine the cash income related to the Company’s equity in earnings for investments in unconsolidated ventures.

E.	Represents the non-cash impact from sales of assets and derivatives. The primary adjustments are non-cash gains related to mortgage servicing rights that are recognized as a gain on sale of loans and non-cash gains (losses) due to derivative valuation changes. For impaired bonds that have been sold, any previously recognized bond impairment is included as a reduction of adjusted earnings to the extent it represents the realization of a loss.

F.	Represents the non-cash charge associated with the Company’s provision for credit losses. Net charge-offs are included in adjusted earnings as they represent a cash loss as the Company does not expect to collect these amounts.

G.	Represents the non-cash charge associated with the impairment on bonds.

H.	Represents the Company’s unallocated expenses that are not directly attributable to any one of the Company’s segments, including expenses such as compensation and related costs, accounting and consulting fees, and depreciation on shared service assets.

Revenue from external customers has been grouped in the manner in which the chief operating decision maker reviews the business. No customer has comprised greater than 10% of revenue for any period being reported upon, nor does any customer represent greater than 10% of outstanding receivables at December 31, 2006 or 2005. The Company’s chief operating decision maker does not review any measure of the Company’s assets or liabilities on a segment basis.

NOTE 19 — RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

Transactions with REIT and MMIT

The REIT and MMIT are owned by pension fund institutional investors. Certain senior officers of the Company are trustees and/or officers of the REIT and MMIT. None of the directors or officers have ownership interests, nor are they compensated for serving as trustees of the REIT or MMIT.

REIT

The REIT invests in real estate through limited partner interests on behalf of a group of pension funds. The Company provides the REIT with investment management services. The Company received fee income from the REIT totaling $0.5 million, $0.9 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The REIT also provides the Company with a $35.0 million unsecured credit facility. During 2006, the Company borrowed amounts in excess of the REIT credit facility’s contractual agreement with maximum amounts of indebtedness outstanding of $41.0 million. At December 31, 2006, all amounts were paid off and there was no outstanding balance under the agreement.

The Company also provides debt financing to certain real estate partnerships for which the REIT has limited partner interests. The Company had outstanding loan balances to these REIT related partnerships of $53.1 million and $224.0 million at December 31, 2006 and 2005, respectively.

MMIT

MMIT invests primarily in real estate-backed debt investments originated by the Company and also provides construction, supplemental and permanent loans to developers of commercial real estate projects. The Company provides MMIT with investment management services. In addition, the Company also receives an agreed upon portion of any origination, extension or break fees generated by MMIT’s loans. The Company, generally, originates and owns the loans on behalf of MMIT and passes through the economic benefit of these loans, net of fees in some cases, to MMIT. The Company held $18.8 million and $275.6 million of loans for the benefit of MMIT at December 31, 2006 and 2005, respectively. At December 31, 2005, there were $158.9 million of these MMIT loans related to debt financing to the real estate partnerships for which the REIT had limited partner interests.

The Company recognized fee income from MMIT totaling $3.1 million, $4.4 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

MMIT also provides the Company with a $160.0 million credit facility secured by real estate-backed debt investments originated by the Company. During 2006, the maximum amount of indebtedness outstanding under the MMIT credit facility was $50.0 million. At December 31, 2006, all amounts were paid off and there was no outstanding balance under the agreement.

Prior to December 29, 2006, the Company borrowed funds from MMIT to originate loans for the benefit of MMIT. These borrowings bore interest at the same rate as the underlying loans resulting in a complete pass-through of interest income (between the borrower and MMIT) except during the first year after origination when the Company retained a portion of the stated interest rate of the loan. At December 31, 2006 and 2005, the Company had outstanding debt to MMIT of $17.0 million and $139.8 million, respectively. Additionally, the Company used its credit lines aggregating $142.0 million to fund loans for the benefit of MMIT. At December 31, 2005, the outstanding balance under this line of credit facility was $138.0 million. These credit lines were guaranteed by MMIT. The interest income on the loans and corresponding interest expense on the credit lines, less a management fee, were passed-through to MMIT.

On December 29, 2006, MMIT was restructured. As part of the restructure, MMIT purchased approximately $159.2 million of mortgage loans from the Company. As part of this purchase, MMIT assumed approximately $100.1 million in debt related to the $142.0 million credit facility and also released the Company from obligations to MMIT. The restructure resulted in the Company owing MMIT approximately $17.0 million at December 31, 2006. In June of 2007, the Company transferred three loans (associated with two real estate properties) with a combined recorded investment balance of approximately $20.0 million to MMIT, resulting in a payable from MMIT to the Company of approximately $3.0 million.

Transactions with Gallagher Evelius & Jones LLP

Gallagher Evelius & Jones LLP (“GEJ”) is a law firm that provides legal services to the Company.

Richard O. Berndt (Director) is the managing partner of GEJ and owns 5.7% of GEJ’s equity. Stephen A. Goldberg, the Company’s general counsel, is a partner at GEJ and the Company pays GEJ for Mr. Goldberg’s services at a discount to his standard hourly rate. Mr. Goldberg is eligible for an annual stock award from the Company but otherwise receives no compensation directly from the Company.

For the years ended December 31, 2006, 2005 and 2004, GEJ received payments of $4.6 million, $4.9 million and $3.1 million, respectively, in legal fees from the Company for legal work involving the Company.

Transactions with the Shelter Group

The Shelter Group, LLC (the “Shelter Group”) is a developer of, and provides property management services primarily to multifamily residential real estate projects. The Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments. Mark Joseph (Chairman of MMA’s Board of Directors) had directly and indirectly a 34.7% ownership interest in the Shelter Group at December 31, 2006.

Properties serving as collateral for some of the Company’s tax-exempt bond investments (in which the Shelter Group had no role other than property manager) paid the Shelter Group fees totaling approximately $0.8 million, $1.0 million and $1.1 million for property management services during the years ended December 31, 2006, 2005 and 2004, respectively. Prior to the 2003 acquisition of the HCI business from Lend Lease Real Estate Investments Inc., HCI had acted as a tax credit equity syndicator for the Shelter Group.

From time to time, the Company acts as a tax credit equity syndicator for investments in affordable housing projects sponsored by the Shelter Group. Total unfunded equity commitments for all projects sponsored by the Shelter Group were $17.2 million and $6.9 million, at December 31, 2006 and 2005, respectively. The Shelter Group receives development fees in connection with these transactions.

On February 28, 2005, the Company entered into a revolving loan agreement with a Shelter Group affiliate for an amount not to exceed $1.5 million (the “Shelter Loan Agreement”). There were no borrowings under the Shelter Loan Agreement during 2006. During 2005, the maximum amount of indebtedness outstanding under the Shelter Loan Agreement was $0.9 million and, at December 31, 2005, there was no outstanding balance under the Shelter Loan Agreement.

Transactions with Real Estate Property Partnerships

Mr. Joseph holds a controlling ownership interest in SCA Successor, Inc., an entity that holds directly or indirectly the general partner interest in certain real estate property partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds. There were 13 and 14 such partnerships at December 31, 2006 and 2005, respectively. The Company’s carrying value of the related tax-exempt bonds was $169.3 million and $174.9 million at December 31, 2006 and 2005, respectively. In addition, with respect to all but two of these real estate property partnerships, Mr. Joseph owns directly or indirectly, member interests in and serves indirectly as the managing member of these real estate partnerships.

Mr. Joseph holds an indirect interest in two limited partnerships that each own real estate properties serving as collateral on tax-exempt bonds and taxable loans held by the Company. The tax-exempt bonds defaulted in the early 1990s. The Company took control of the two real estate properties through a deed-in-lieu of foreclosure and sold each shortly after their respective foreclosures (one in 2004 and the other in 2005). The Company’s gain on sale related to these transactions was $10.0 million and $11.3 million for the years ended December 31, 2005 and 2004, respectively.

NOTE 20 — CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal (or nonexistent) ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from unconsolidated Lower Tier Property Partnerships and the losses allocated to the non-controlling interests of the consolidated entities have been separately identified in the consolidated balance sheets and statements of operations. Third-party ownership in these consolidated funds and ventures is recorded in “Non-controlling interests in consolidated funds and ventures” in the consolidated balance sheets.

The total assets of consolidated funds and ventures at December 31, 2006 and 2005, are summarized as follows:

	2006	2005
(dollars in thousands)

LIHTC Funds	$4,471,272	$3,964,742
Consolidated Lower Tier Property Partnerships	343,801	350,264
Solar Funds and Renewable Energy Projects	12,183	—
Real Estate Funds	56,683	283,729
Other	818	1,665

Total assets of consolidated funds and ventures (1)	$4,884,757	$4,600,400

(1)	In general, the creditors of these consolidated funds and ventures have recourse only to the assets of those funds and ventures and do not have recourse to the Company, except where the Company provides a specific guarantee to the fund or venture.

The following provides a detailed description of the nature of these entities and summary financial information with supporting footnote information.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate multifamily affordable housing rental properties. These properties generate tax operating losses and federal and state tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships. The LIHTC Funds account for these investments using the equity method of accounting. At December 31, 2006, the Company is the general partner in 146 LIHTC Funds with its general partner ownership interest ranging from 0.01% to 1.0%.

Consolidated Lower Tier Property Partnerships

In some cases, due to financial or operating issues at a Lower Tier Property Partnership, the Company will assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company. In other cases, the Company may acquire an interest in a Lower Tier Property Partnership through a purchase of an ownership interest, foreclosure or a deed-in-lieu of foreclosure. Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. Some of these properties are actively marketed for sale and are carried as “Assets held for sale” in the consolidated balance sheets.

At December 31, 2006, the Company is the general partner in 47 Consolidated Lower Tier Property Partnerships due to GP Take Back transactions. The Company’s legal general partnership interest in these entities ranges between zero to 3%. In addition, at December 31, 2006, the Company had two properties where the Company’s legal ownership interest was 100%.

Solar Funds and Renewable Energy Projects

In 2006, the Company acquired a renewable energy finance company, ReVen, expanding its existing operations into the renewable energy arena and creating the Renewable Ventures Division. This division is designed to take the Company’s knowledge in tax credits, large project finance and capital investment into the emerging clean energy business. In 2006, the Company formed MMA Renewable Ventures Solar Fund I, LLC and MMA Renewable Ventures Solar Fund II, LLC, which are investment funds designed to invest in partnerships which own tax advantaged solar generation facilities. Wholly-owned subsidiaries of the Company are the managing member and asset manager of these funds. The Company has concluded that it is the primary beneficiary of these solar funds and as a result has consolidated these entities. The Company is also the general partner and managing member of the underlying investment partnerships of these two solar funds, which the Company also consolidates (“Solar Funds and Renewable Energy Projects”).

Real Estate Funds

The Company manages several different entities that invest in market rate real estate loans for pension fund investors.

Early in 2005, through the purchase of MONY, the Company became the general partner and investment manager to the B-Note Value Fund, a fund formed to invest in subordinate interests in mortgage notes which have a junior collateralized interest in various commercial real estate properties. As general partner, the Company manages the operations of the B-Note Value Fund, including but not limited to asset management, accounting and investor reporting. At December 31, 2006, the Company held a 10.6% ownership interest in the B-Note Value Fund through its combined general partner and limited partner interests.

The Company is also the general partner in the top tier of several multi-tier partnership structures formed to make equity investments in real estate on behalf of pension fund limited partner investors. The Company is responsible for identifying and managing these investments. At December 31, 2006, the Company was the general partner in two top-tier structures with an ownership interest of 1.0%.

Other

The Company has consolidated the net assets and operations of two entities in which it has no legal ownership interests, but has an indirect majority voting interest, as well as financial and economic interests in the properties owned by these entities. MAH and the Foundation were both established to provide charitable services and programs, particularly in affordable housing, as well as to allow the Company to preserve the tax treatment related to certain investments. The Board of Directors of MAH and the Foundation were comprised of employees of the Company during the period from 2004 to 2006. In light of these circumstances, MMA holds an indirect majority voting interest in these entities and MMA is considered, through its investments in some of their properties, to have a controlling financial interest in these entities. These entities, through GP Take Back transactions, own or hold the general partner interests in several Lower Tier Property Partnerships. As such, the amounts related to these Lower Tier Property Partnerships have been reflected under the “Consolidated Lower Tier Property Partnerships” category in the accompanying tables.

The following section provides information related to the balance sheet and income statement components of the consolidated funds and ventures, disaggregated into the categories described above. The tables are supplemented with notes which provide additional information needed to understand these financial statement components. This balance sheet and income statement information, along with the additional notes, should be read in conjunction with Note 1, “Description of the Business and Basis of Presentation.”

The following table presents summary balance sheet information of consolidated funds and ventures at December 31, 2006:

		2006
				Solar
			Consolidated	Funds and
			Lower Tier	Renewable
	Note	LIHTC	Property	Energy	Real Estate
	Ref.	Funds	Partnerships	Projects	Funds	Other	Total
(dollars in thousands)

Assets:
Cash, cash equivalents and restricted cash	A	$271,474	$16,831	$793	$2	$443	$289,543
Loans	B	—	—	—	55,956	—	55,956
Investments in unconsolidated Lower Tier Property Partnerships	C	4,173,963	—	—	—	374	4,174,337
Real estate, net	D	—	320,880	—	—	—	320,880
Other assets		25,835	6,090	11,390	725	1	44,041

Total assets		$4,471,272	$343,801	$12,183	$56,683	$818	$4,884,757

Liabilities:
Bridge financing	F	$374,025	$—	$—	$—	$—	$374,025
Mortgage debt	F	—	150,605	—	—	—	150,605
Notes payable	F	530,483	312	—	32,720	—	563,515
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	C	883,803	—	—	—	—	883,803
Other liabilities		24,815	47,838	337	190	20	73,200

Total liabilities		$1,813,126	$198,755	$337	$32,910	$20	$2,045,148

Non-controlling interests		$2,581,663	$31,668	$4,232	$22,186	$—	$2,639,749

The following table presents summary balance sheet information of consolidated funds and ventures at December 31, 2005:

		2005
			Consolidated
			Lower Tier
	Note	LIHTC	Property	Real Estate
	Ref.	Funds	Partnerships	Funds	Other	Total
(dollars in thousands)

Assets:
Cash, cash equivalents and restricted cash	A	$298,893	$27,641	$5	$1,292	$327,831
Loans	B	—	—	279,424	—	279,424
Investments in unconsolidated Lower Tier Property Partnerships	C	3,653,587	—	1,773	373	3,655,733
Real estate, net	D	—	260,033	—	—	260,033
Other assets		12,262	6,055	2,527	—	20,844
Assets held for sale	E	—	56,535	—	—	56,535

Total assets		$3,964,742	$350,264	$283,729	$1,665	$4,600,400

Liabilities:
Bridge financing	F	$74,599	$—	$—	$—	$74,599
Mortgage debt	F	—	182,375	—	—	182,375
Notes payable	F	425,732	312	166,567	—	592,611
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	C	903,768	—	—	—	903,768
Other liabilities		21,352	45,210	804	9	67,375
Liabilities related to assets held for sale	E	—	54,901	—	—	54,901

Total liabilities		$1,425,451	$282,798	$167,371	$9	$1,875,629

Non-controlling interests		$2,471,392	$17,735	$104,070	$—	$2,593,197

The following table presents summary income statement information of consolidated funds and ventures for the year ended December 31, 2006:

		2006
				Solar Funds
			Consolidated	and
			Lower Tier	Renewable
	Note	LIHTC	Property	Energy	Real Estate
	Ref.	Funds	Partnerships	Projects	Funds	Other	Total
(dollars in thousands)

INCOME STATEMENT COMPONENTS OF CONSOLIDATED FUNDS:
Revenue:
Rental and other income from real estate	G	$—	$50,246	$—	$—	$—	$50,246
Interest and other income		15,322	156	49	23,095	46	38,668

Total revenue		15,322	50,402	49	23,095	46	88,914
Expenses:
Depreciation and amortization	D	—	15,644	24	57	—	15,725
Interest expense	F	17,620	15,327	60	8,283	—	41,290
Impairment on investments in unconsolidated Lower Tier Property Partnerships	H	48,431	—	—	—	—	48,431
Other operating expenses		11,067	33,198	430	229	394	45,318

Total expenses		77,118	64,169	514	8,569	394	150,764
Net gains on sale of real estate from consolidated funds and ventures	I	52,479	—	—	—	—	52,479
Equity in (losses) earnings from unconsolidated Lower Tier Property Partnerships	C	(332,169)	—	—	11,839	819	(319,511)

Net (loss) income		(341,486)	(13,767)	(465)	26,365	471	(328,882)
Net (loss) income allocable to non-controlling interests	J	(371,145)	(12,297)	(465)	23,896	—	(360,011)
Discontinued operations	K	—	9,618	—	—	—	9,618

Net income allocable to MMA	J	$29,659	$8,148	$—	$2,469	$471	$40,747

COMPOSITION OF NET INCOME ALLOCABLE TO MMA:
Net Income (Loss)
Allocable to MMA:
Asset management fees	L	$26,986	$—	$—	$1,346	$—	$28,332
Interest income	L	209	5,575	—	—	789	6,573
Other income (expense)	L	46	(360)	—	11	—	(303)
Net gains on sale of real estate	N	—	—	—	—	—	—
Income (loss) allocated to MMA	M	4,369	(194)	—	1,112	—	5,287
Non-controlling interest income (losses) (1)	M	(11)	3,127	—	—	—	3,116
Other losses	M	(1,940)	—	—	—	(318)	(2,258)

Net income allocable to MMA		$29,659	$8,148	$—	$2,469	$471	$40,747

(1)	There are losses related to the non-controlling interest holder, but allocated to MMA as these losses are in excess of the non-controlling interest holders’ capital accounts. Upon sale or disposition of the property or of the Company’s GP interest, the Company will reverse the cumulative net losses previously recorded by the Company.

The following table presents summary income statement information of consolidated funds and ventures for the year ended December 31, 2005:

		2005
			Consolidated
			Lower Tier
	Note	LIHTC	Property	Real Estate
	Ref.	Funds	Partnerships	Funds	Other	Total
(dollars in thousands)

INCOME STATEMENT COMPONENTS OF CONSOLIDATED FUNDS:
Revenue:
Rental and other income from real estate	G	$—	$54,812	$—	$—	$54,812
Interest and other income		14,234	1,910	11,577	44	27,765

Total revenue		14,234	56,722	11,577	44	82,577
Expenses:
Depreciation and amortization	D	—	19,544	41	—	19,585
Interest expense	F	10,321	20,102	4,429	—	34,852
Impairment on investments in unconsolidated Lower Tier Property Partnerships	H	30,327	—	—	—	30,327
Other operating expenses		17,389	34,735	381	283	52,788

Total expenses		58,037	74,381	4,851	283	137,552
Net gains on sale of real estate from consolidated funds and ventures	I	19,655	—	—	—	19,655
Equity in (losses) earnings from unconsolidated Lower Tier Property Partnerships	C	(280,791)	—	(601)	230	(281,162)

Net (loss) income		(304,939)	(17,659)	6,125	(9)	(316,482)
Net (loss) income allocable to non-controlling interests	J	(317,977)	(12,219)	2,435	—	(327,761)
Discontinued operations	K	—	7,575	—	—	7,575

Net income (loss) allocable to MMA	J	$13,038	$2,135	$3,690	$(9)	$18,854

COMPOSITION OF NET INCOME (LOSS) ALLOCABLE TO MMA:
Net Income (Loss) Allocable to MMA:
Asset management fees	L	$20,463	$—	$2,448	$—	$22,911
Interest income	L	165	2,613	—	368	3,146
Other income (expense)	L	(896)	—	611	—	(285)
Net gains on sale of real estate	N	—	10,016	—	—	10,016
Income (loss) allocated to MMA	M	1,289	(93)	631	—	1,827
Non-controlling interest (losses) (1)	M	—	(10,401)	—	—	(10,401)
Other losses	M	(7,983)	—	—	(377)	(8,360)

Net income (loss) allocable to MMA		$13,038	$2,135	$3,690	$(9)	$18,854

(1)	There are losses related to the non-controlling interest holder, but allocated to MMA as these losses are in excess of the non-controlling interest holders’ capital accounts. Upon sale or disposition of the property or of the Company’s GP interest, the Company will reverse the cumulative net losses previously recorded by the Company.

The following table presents summary income statement information of consolidated funds and ventures for the year ended December 31, 2004:

		2004
			Consolidated
			Lower Tier
	Note	LIHTC	Property	Real Estate
	Ref.	Funds	Partnerships	Funds	Other	Total
(dollars in thousands)

INCOME STATEMENT COMPONENTS OF CONSOLIDATED FUNDS:
Revenue:
Rental and other income from real estate	G	$—	$48,568	$—	$—	$48,568
Interest and other income		11,043	23	—	10	11,076

Total revenue		11,043	48,591	—	10	59,644
Expenses:
Depreciation and amortization	D	—	21,705	—	—	21,705
Interest expense	F	7,923	19,416	—	—	27,339
Impairment on investments in unconsolidated Lower Tier Property Partnerships	H	35,585	—	—	—	35,585
Other operating expenses		9,253	31,651	—	129	41,033

Total expenses		52,761	72,772	—	129	125,662
Net gains on sale of real estate from consolidated funds and ventures	I	5,805	—	—	—	5,805
Equity in (losses) earnings from unconsolidated Lower Tier Property Partnerships	C	(238,234)	—	(634)	194	(238,674)

Net (loss) income		(274,147)	(24,181)	(634)	75	(298,887)
Net loss allocable to non-controlling interests	J	(286,791)	(7,378)	(671)	—	(294,840)
Discontinued operations	K	—	8,043	—	—	8,043

Net income (loss) allocable to MMA	J	$12,644	$(8,760)	$37	$75	$3,996

COMPOSITION OF NET INCOME (LOSS) ALLOCABLE TO MMA:
Net Income (Loss) Allocable to MMA:
Asset management fees	L	$18,851	$—	$37	$—	$18,888
Interest income	L	105	3,317	—	596	4,018
Other income (expense)	L	(3,317)	—	—	—	(3,317)
Net gains on sale of real estate	N	—	11,258	—	—	11,258
Loss allocated to MMA	M	(1,005)	(130)	—	—	(1,135)
Non-controlling interest (losses) (1)	M	(125)	(23,205)	—	—	(23,330)
Other losses	M	(1,865)	—	—	(521)	(2,386)

Net income (loss) allocable to MMA		$12,644	$(8,760)	$37	$75	$3,996

(1)	There are losses related to the non-controlling interest holder, but allocated to MMA as these losses are in excess of the non-controlling interest holders’ capital accounts. Upon sale or disposition of the property or of the Company’s GP interest, the Company will reverse the cumulative net losses previously recorded by the Company.

A. Cash, cash equivalents and restricted cash

Cash held by the consolidated funds and ventures represents cash and cash equivalents for which the use is restricted for the operations of the individual consolidated fund or venture and not available to the Company for general use. Restricted cash held within the consolidated funds and ventures is typically restricted for use by a specific property held by the LIHTC Fund.

B. Loans

The B-Note Value Fund, classified within Real Estate Funds, holds both fixed and variable interest rate loans at December 31, 2006 and 2005. These loans are predominantly collateralized, in whole or in part, by a subordinate interest in the first mortgage on the real estate property and occasionally through assignment of ownership interests. The loans were classified as loans held for investment at December 31, 2005; however, in 2006 the Company decided to sell all of the loans in the B-Note Value Fund and as such these loans are classified as held for sale at December 31, 2006. The Company recorded proceeds on the sales of loans of $49.7 million for the year ended December 31, 2006, with corresponding gains on sales of $1.6 million, included in “Interest and other income” on the consolidated statements of operations. There were no loan sales recorded in 2005. See Note 1, “Description of the Business and Basis of Presentation” for the Company’s loan-related accounting policies.

C. Investments in unconsolidated Lower Tier Property Partnerships

The following table provides the investment balances in unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and Real Estate Funds and the underlying assets and liabilities recorded at the Lower Tier Property Partnership level at December 31, 2006 and 2005:

	2006	2005
(dollars in thousands)

LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$4,173,963	$3,653,587

Total assets of Lower Tier Property Partnerships (1)	$12,523,738	$11,096,473
Total liabilities of Lower Tier Property Partnerships (1)	9,439,535	8,608,640
Real Estate Funds:
Funds’ investment in Lower Tier Property Partnerships	$—	$1,773

Total assets of Lower Tier Property Partnerships (1)	$—	$31,043
Total liabilities of Lower Tier Property Partnerships (1)	—	29,270

(1)	The assets of the Lower Tier Property Partnerships primarily represent real estate and the related liabilities primarily represent mortgage debt.

The following table provides the associated net income (loss) recorded at the Lower Tier Property Partnership level for the investments held by the LIHTC Funds and Real Estate Funds for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)

LIHTC Funds:
Total net loss of Lower Tier Property Partnerships	$(365,036)	$(306,477)	$(272,388)
Real Estate Funds:
Total net income (loss) of Lower Tier Property Partnerships	13,759	(601)	(634)

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities under FIN 46(R); although in most cases it is only as a result of a GP Take Back transaction that the Company would be the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method. The Company’s maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is generally limited to the Company’s equity investment (shown above), loans or advances and bond investments in these partnerships. The Company’s total loan investment, including commitments to lend to these partnerships at December 31, 2006 and 2005, was $126.4 million and $223.9 million, respectively. The Company’s total bond investment, including commitments to advance to these partnerships was $729.3 million and $513.2 million at December 31, 2006 and 2005, respectively.

See Note 1, “Description of the Business and Basis of Presentation” for the Company’s policies related to unfunded equity commitments to unconsolidated Lower Tier Property Partnerships.

D. Real estate, net

Real estate, net is comprised of the following at December 31, 2006 and 2005:

	2006	2005
(dollars in thousands)

Building, furniture and fixtures	$339,783	$268,035
Accumulated depreciation	(58,616)	(43,838)
Land	39,713	35,836

Total	$320,880	$260,033

Depreciation expense was $16.1 million, $20.5 million and $23.0 million of which $0.4 million, $1.0 million and $1.3 million is reported through Discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively. Buildings are depreciated between twenty-five to forty years. Furniture and fixtures are depreciated between five to ten years.

Real estate pledged as collateral under various third party debt agreements totaled $163.6 million and $186.6 million at December 31, 2006 and 2005, respectively.

E. Assets held for sale and Liabilities related to assets held for sale

In accordance with SFAS 144, the Company evaluated whether GP Take Back properties that are consolidated should be classified as held for sale. Subsequent to a GP Take Back, the Company takes steps to stabilize the property and improve operations so that it is in a condition to be marketed for sale. The Company evaluates a variety of disposal scenarios depending on the circumstances of each individual property and when a sale is probable within a year and the property is actively being marketed, all of the assets and all of the liabilities of the consolidated Lower Tier Property Partnership are reported through “Assets held for sale” and “Liabilities related to assets held for sale,” respectively. The assets and liabilities related to properties held for sale at December 31, 2005 are as follows:

2005
(dollars in thousands)

Assets held for sale:
Restricted cash	$6,178
Real estate, net	48,625
Other assets	1,732

Total assets held for sale	$56,535

Liabilities related to assets held for sale:
Mortgage payable	$42,986
Other liabilities	11,915

Total liabilities related to assets held for sale	$54,901

F.	Bridge financing, Mortgage debt and Notes payable

The creditors of the Company’s consolidated funds and ventures do not have recourse to the assets or general credit of the Company. At December 31, 2006 and 2005, the debt owed by the LIHTC Funds, Consolidated Lower Tier Property Partnerships and Real Estate Funds had the following terms:

	2006
			Weighted-average	Weighted-average
	Carrying Amount	Face Amount	Interest Rates(1)	Maturity Date
(dollars in thousands)

LIHTC Funds:
Bridge financing	$374,025	$374,025	LIBOR + 0.6%	Revolving
Notes payable (2)	530,483	550,781	6.17% (2)	September 2010

Total LIHTC Funds	904,508	924,806

Consolidated Lower Tier Property Partnerships:
Mortgage debt	150,605	169,377	6.78%	December 2022
Notes payable	312	312	5.00%	September 2038

Total Lower Tier Property Partnerships	150,917	169,689

Real Estate Funds:
Notes payable	32,720	32,720	6.42%	July 2007 (3)

Total Real Estate Funds	32,720	32,720

Total	$1,088,145	$1,127,215

(1)	Excludes the impact of rate reduction programs. Certain institutions provide LIHTC Funds with interest credits based on cash balances held. These credits are used to offset amounts charged for interest expense on outstanding line of credit balances.

(2)	Notes payable of $357.0 million bear interest at LIBOR + 0.7%.

(3)	Total amount was paid off at June 30, 2007.

	2005
			Weighted-average	Weighted-average
	Carrying Amount	Face Amount	Interest Rates(1)	Maturity Date
(dollars in thousands)

LIHTC Funds:
Bridge financing	$74,599	$74,599	LIBOR + 1%	Revolving
Notes payable (2)	425,732	459,865	6.30% (2)	June 2010

Total LIHTC Funds	500,331	534,464

Consolidated Lower Tier Property Partnerships:
Mortgage debt (3)	225,361	245,775	6.84%	February 2029
Notes payable	312	312	5.00%	September 2038

Total Lower Tier Property Partnerships	225,673	246,087

Real Estate Funds:
Notes payable	166,567	166,567	5.62%	July 2007

Total Real Estate Funds	166,567	166,567

Total	$892,571	$947,118

(1)	Excludes the impact of rate reduction programs. Certain institutions provide LIHTC Funds with interest credits based on cash balances held. These credits are used to offset amounts charged for interest expense on outstanding line of credit balances.

(2)	Notes payable of $192.4 million bear interest at LIBOR + 0.7%.

(3)	The carrying amount includes $43.0 million of mortgage debt reported in “Liabilities related to assets held for sale.”

The following table summarizes the annual principal payments for debt owed by the LIHTC Funds, Consolidated Lower Tier Property Partnerships and Real Estate Funds at December 31, 2006:

		Consolidated Lower
		Tier Property
	LIHTC Funds	Partnerships	Real Estate Funds	Total
(dollars in thousands)

2007	$781,286	$36,292	$32,720	$850,298
2008	35,396	2,436	—	37,832
2009	27,224	10,492	—	37,716
2010	16,079	2,679	—	18,758
2011	33,926	2,565	—	36,491
Thereafter	10,597	96,453	—	107,050

Total	$904,508	$150,917	$32,720	$1,088,145

LIHTC Funds

At December 31, 2006 and 2005, six and seven LIHTC Funds, respectively, had bridge financing arrangements. Bridge financing is a revolving line of credit collateralized by investor subscriptions. At December 31, 2006 and 2005, 25 and 26 LIHTC Funds, respectively, had notes payable arrangements. Notes payable are term loan agreements collateralized by investor subscriptions. Subscriptions receivable were $2.3 billion and $1.9 billion for the years ended December 31, 2006 and 2005, respectively, of which $1.2 billion and $746.9 million were pledged under note payable agreements and bridge financing arrangements. Included in the carrying amount of notes payable are unamortized discounts of $34.1 million and $52.7 million and fair value premiums of $13.7 million and $18.6 million at December 31, 2006 and 2005, respectively. Interest expense related to the unamortized discounts was $11.2 million, $14.2 million and $14.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included as a reduction to interest expense related to the LIHTC Funds is premium accretion related to the fair value premium of $5.1 million, $5.3 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. This represents the accretion of net premiums recorded upon initial consolidation of the LIHTC Funds in order to record the consolidated debt at fair value.

Consolidated Lower Tier Property Partnerships

At December 31, 2006 and 2005, the consolidated Lower Tier Property Partnerships maintained significant debt balances which are predominantly secured by the properties held by the Lower Tier Property Partnerships. The primary lenders are banks and housing authorities.

Included as an increase to interest expense related to the Lower Tier Property Partnerships is amortization expense of $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. This represents the amortization of net discounts recorded upon initial consolidation of the Lower Tier Property Partnership in order to record the consolidated debt at fair value.

Real Estate Funds — B-Note Value Fund

At December 31, 2006 and 2005, the B-Note Value Fund maintained both a $70.0 million revolving line of credit and a $125.0 million repurchase facility. The revolving line of credit is collateralized by a security interest in the unfunded capital commitments of the investors. At December 31, 2006 and 2005, the outstanding principal balance and the interest rate on the revolving line of credit was $15.9 million and 6.2%, and $59.4 million and 5.22%, respectively.

The repurchase facility had a maturity date of August 20, 2007; however, it was terminated effective July 1, 2007. This repurchase facility’s interest rate was based upon LIBOR plus a spread as defined in the agreement. The weighted-average interest rate on the line of credit at December 31, 2006 and 2005, was 6.63% and 5.84%, respectively, in relation to the outstanding repurchase facility balances of $16.8 million and $107.2 million, respectively. The B-Note Value Fund pledged $31.5 million and $180.5 million of loans at

December 31, 2006 and 2005, respectively, to the lender in return for its borrowings under the repurchase facility.

G. Rental and other income from real estate

Rental and other income from real estate relates to the operations of the Consolidated Lower Tier Property Partnerships. Rental income is recognized as earned and is recorded when due from residents, generally upon the first day of the month. Leases are typically for periods of up to one year, with rental payments due monthly. Other income includes application fees, laundry and vending income, late fees and other income received from tenants.

H. Impairment on investments in unconsolidated Lower Tier Property Partnerships

The Company must periodically assess the appropriateness of the carrying amount of its investments in unconsolidated Lower Tier Property Partnerships to ensure the investment amount is realizable. The Company recorded impairment charges of $48.4 million, $30.3 million and $35.6 million at December 31, 2006, 2005 and 2004, respectively, which relate to investments held by LIHTC Funds and are allocated almost entirely to non-controlling interests. See Note 1, “Description of the Business and Basis of Presentation” for further detail.

In addition, the Company periodically assesses the appropriateness of the carrying amount of the real estate assets held by these unconsolidated Lower Tier Property Partnership investments upon the identification of triggering events described in SFAS 144. As a result of this impairment evaluation, the Company reduced the net earnings recorded at the Lower Tier Property Partnership by $6.8 million, $14.1 million and $10.5 million for 2006, 2005 and 2004, respectively, recorded through “Equity in losses from unconsolidated Lower Tier Property Partnerships held by consolidated funds and ventures.” These impairment charges are almost entirely offset through an allocation of losses to non-controlling interest holders.

I. Net gains on sale of real estate from consolidated funds and ventures

Net real estate gains related to LIHTC Funds represent gains from sales of limited partner interests in unconsolidated Lower Tier Property Partnerships. These sales transactions meet the gain recognition requirements of SFAS 66, primarily in that the LIHTC Funds received an adequate cash down payment and do not have any significant continuing involvement related to the sold real estate.

J. Allocation of income and losses between non-controlling interests and the Company

As a result of consolidating these entities, the Company evaluates the proper allocation of income or loss between the Company and the non-controlling interests in these entities. The Company considers both legal ownership and other contractual arrangements such as loan and bond agreements (interest income) and asset management agreements (asset management fees) in the determination of the allocation of income related to these consolidated entities.

K. Discontinued operations

The Company has discontinued operations related to certain consolidated Lower Tier Property Partnerships when the Company has sold or has committed to sell the property or all of its interests in that property and the Company has no more continuing involvement with the property. In these cases, the operations of the property (including net gains on sales) are included in “Discontinued operations” in the consolidated statements of operations. The following table reflects the summary statement of operations information related to these properties for years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)

Revenue	$2,847	$3,528	$3,347
Expenses	2,660	3,974	5,429
Net gains on sale of real estate	—	10,016	11,258

Income before income (loss) allocable to non-controlling interests	(187)	9,570	9,176
Income (loss) allocable to non-controlling interests	(9,431)	1,995	1,133

Net income related to discontinued operations	$9,618	$7,575	$8,043

The income tax expense associated with discontinued operations is de minimis given that the Company is in a net operating loss carryforward position with a tax valuation allowance on its deferred tax assets (see Note 17, “Income Taxes”).

The following table represents the assets and liabilities at the time of sale related to the Company’s dispositions and the related gains on disposals for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)

Assets:
Real estate, net	$68,573	$60,718	$30,295
Other assets	8,379	2,181	1,831

Total assets	$76,952	$62,899	$32,126

Liabilities:
Mortgages payable	$42,587	43,330	19,215
Other liabilities	14,924	12,719	3,782

Total liabilities	$57,511	$56,049	$22,997

Net gains on sale of real estate	$1,227	$10,016	$11,258

The net income related to disposed properties is reflected in the Company’s segment results based on the Company’s legal interests in such properties. In most instances, the Company’s income is generated by bond or loan interests related to these properties, which generally is reflected in the Company’s Affordable Bond or Affordable Debt segments.

L. Allocations of income to the Company based on contractual arrangements

The Company’s agreements with the non-controlling interest holders of these consolidated entities provide for the Company to earn fees from the consolidated entities for asset management services (which are primarily generated based on a percentage of invested capital or on the number of properties under management), guarantee obligations and interest and fees related to loans and bonds provided by the Company. Since these items are eliminated as part of the consolidation process, they are presented in the Company’s net income as an allocation of the consolidated entities’ net income (loss) and included in the “Net losses allocable to non-controlling interests from consolidated funds and ventures” in the consolidated statements of operations.

M. Allocations of income based on legal ownership

Once the allocations of income discussed in item L (above) have been made, the remaining net income (loss) of the consolidated entities is allocated to MMA and the non-controlling interests based on legal ownership. Income (loss) allocated to MMA is based on the Company’s legal ownership interest in the entity. Included in “Non-controlling interests (losses)” in the table, are losses related to the non-controlling interests, but the Company must record these losses due to the non-controlling interest holders’ capital accounts having been reduced to zero. “Other losses”, as reported in the table, primarily represent the application of the equity method of accounting for the LIHTC Funds’ investment in unconsolidated Lower Tier Property Partnerships. More specifically, the Company records additional equity losses when the Company has a bond or loan investment in the unconsolidated Lower Tier Property Partnership and the LIHTC Fund’s investment in that partnership has reached zero.

N. Foreclosed real estate sales

The Company had two properties that served as collateral for two bonds that were in default. The Company acquired these properties through a deed-in-lieu of foreclosure and sold the properties shortly thereafter. One acquisition and sale occurred in 2005 and the other acquisition and sale occurred in 2004. The acquisitions and sales resulted in the repayment of the Company’s bonds and loans in full. The operations of these two properties were classified as discontinued operations.

NOTE 21 — LIQUIDITY AND GOING CONCERN UNCERTAINTY

The changes in the capital markets during 2007 and 2008 have severely restricted the Company’s access to new capital and have led to pressure on the Company to reduce its borrowings from a number of creditors. Also, declining market values of assets pledged as collateral for the Company’s borrowings and decreases in the value of the Company’s derivative positions forced the Company to post significant amounts of cash and other collateral. The Company’s creditors and counterparties may be able to liquidate these collateral positions if the Company is in default on the agreements related to these pledges, including covenants related to the maintenance of sufficient collateral values relative to the amount of borrowings outstanding. The same capital market events have also led to a substantial reduction in the Company’s revenues, especially in the Tax Credit Equity and Merchant Banking business segments. In addition, the increase in audit and finance consulting costs has contributed to operating losses incurred subsequent to December 31, 2006.

At September 30, 2008 (the Company has not completed its financial accounting and reporting processes for fourth quarter 2008; however, the Company does not expect that its total debt, including defaulted debt, has changed materially from September 30, 2008 to December 31, 2008) and December 31, 2006, the Company had $2.0 billion and $2.2 billion, respectively, of debt outstanding, of which approximately $454.4 million and $534.3 million, respectively, was subject to financial reporting and other financial related covenants that the Company has not complied with due to its inability to provide timely GAAP compliant financial statements. In addition, the Company had $63.1 million of borrowings at September 30, 2008 that have matured and the Company is working with creditors to obtain forbearance agreements. The Company had no matured debt outstanding as of December 31, 2006. The defaults entitle the creditors to give notice to the Company that all outstanding amounts are immediately due and payable. The Company does not have available resources sufficient to satisfy all the loan amounts that could be declared immediately due and payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the events described above, the Company is currently managing its businesses in a manner to conserve capital and reduce costs and has been working with all of its lenders to restructure as many of its creditor agreements as possible in order to satisfy its ongoing liquidity needs and obtain forbearance agreements. A significant component of the Company’s plan is the evaluation of strategic alternatives, including sale and exiting of one or more of its business segments, and in fact, an agreement has been reached for the sale of the Company’s Agency Lending segment and the Company is exiting a significant component of its Merchant Banking business segment. See Note 22, “Subsequent Events” for further detail.

Subsequent to December 31, 2006, the Tax Credit Equity segment has been severely impacted by the lack of investor interest in acquiring tax advantaged investments during 2008. The Company believes that this segment can be sold, or if a sale does not occur, then this business can be restructured into a viable asset management business until the market for tax credit equity investments improves. The Affordable Bond segment has actively restructured its portfolio through sales and redemptions, which has reduced the market risks regarding the portfolio, and although significant losses have occurred in the restructuring, this business generates sufficient net interest income to be a viable business. While there has been no final decision as to which business segments the Company will continue to operate, the Company believes that it has the ability to restructure its business segments such that they can sustain operations for the foreseeable future. There can be no assurance that management’s plans will be successful in addressing the operational and liquidity uncertainties discussed above. In the event management’s plans are not successful, the Company could consider seeking relief through a bankruptcy filing. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 22 — SUBSEQUENT EVENTS

There have been a number of events that have occurred subsequent to December 31, 2006 that do not require adjustment to the Company’s consolidated financial statements as of December 31, 2006; however, because of subsequent changes in the overall economy, capital markets and others events impacting the Company, there will be or have been significant changes to the Company’s assets or liabilities that existed at December 31, 2006. The following items represent significant events that have occurred subsequent to December 31, 2006 that have impacted assets or liabilities that existed at December 31, 2006.

Bond portfolio

The Company has reduced its bond portfolio through sales and redemptions since December 31, 2006, due to various liquidity and portfolio management considerations. For the period January 1, 2007 to September 30, 2008, the Company has recognized, through its current period earnings, cumulative net losses of approximately $20.3 million related to the sales of bonds that the Company held as of December 31, 2006. As of December 31, 2006, $11.0 million of such losses were recorded as a reduction of other comprehensive income. For the December 31, 2006 bonds that the Company still held as of September 30, 2008, the change in fair value was a net decrease of $78.2 million. The Company also recognized additional losses on bonds acquired and sold subsequent to December 31, 2006. The Company has not completed its financial accounting and reporting processes for fourth quarter 2008, and therefore, the bond portfolio valuations have not been completed; however, the Company expects that the bond portfolio values at December 31, 2008 will reflect further deterioration since September 30, 2008 mainly due to the widening of spreads associated with its performing bond portfolio.

In addition, the Company had a net derivative asset value of $0.6 million at December 31, 2006, for derivatives related to the bond portfolio (mainly interest rate swaps). For the period January 1, 2007 to December 31, 2008, the Company will recognize through current period earnings, cumulative net realized and unrealized losses of $35.0 million and $3.8 million of net interest payments. There are 11 derivatives related to the bond portfolio that were recorded on the Company’s consolidated balance sheet at December 31, 2006 and continue to be recorded on the consolidated balance sheet as of December 31, 2008 (total notional value of $392.7 million at December 31, 2008).

On June 5, 2008, the Company retired a total of $429.4 million of debt owed to securitization trusts as of December 31, 2006. The Company concurrently refinanced bonds with a December 31, 2006 carrying value of $592.9 million through the issuance of senior interests in securitization trusts under new or amended securitization trusts sponsored by Merrill Lynch. Freddie Mac is providing credit enhancement and liquidity for these securitization trusts.

On March 6, 2008, the Company pledged its 100% common stock ownership interest in TE Bond Sub, the entity holding the majority of the Company’s bonds, to Merrill Lynch. The purpose of this pledge was to reduce the Company’s margin call risk by providing Merrill Lynch with additional margin call collateral for a portion of the Company’s portfolio and for other obligations related to its Tax Credit Equity business segment and its Merchant Banking business segment. The adequacy of the Company’s collateral related to margin calls is dependent on Merrill Lynch’s valuations including the fair value of TE Bond Sub’s equity. Total shareholders’ equity of TE Bond Sub was $525.2 million and $498.2 million at December 31, 2007 and 2006, respectively.

Loan portfolio

Included in the loan portfolio at December 31, 2006 were two loans with a combined carrying value of $71.9 million at December 31, 2006, as to which the Company subsequently concluded were impaired because of events or circumstances that occurred in 2007. The Company recorded an impairment charge of approximately $52.5 million in 2007.

Goodwill and other intangibles

The Company had goodwill and other intangibles totaling $120.0 million at December 31, 2006 related to various acquisitions, of which $36.8 million will be impaired as the sale of the Agency Lending segment confirms that there was goodwill impairment (see below). The Company will consider the impact of market conditions in its impairment assessments in 2007 and 2008, which may result in impairments related to its goodwill and other intangibles, and such impairments could be substantial.

Sales and disposals of businesses

On December 18, 2008, the Company entered into a term loan agreement and acquisition agreement with Oak Grove Commercial Mortgage LLC (“Oak Grove”), both of which were amended on February 3, 2009. Under the amended agreements, Oak Grove agreed to lend the Company $15.0 million and the Company agreed to sell Oak Grove substantially all of the Agency Lending segment. The total purchase price is $70.5 million, of which $23.5 million will be paid partly by return of the note evidencing the loan and the balance in cash, and the remaining $47.0 million will be treated as a contribution to Oak Grove in exchange for which the Company will receive $15.0 million of Series A Preferred units which will entitle the Company to cumulative quarterly cash distributions at the rate of 17.5% per year, $15.0 million of Series B preferred units, which will entitle the Company to cumulative quarterly cash distributions at the rate of 14.5% per year, and $17.0 million of Series C Preferred units which will entitle the Company to cumulative quarterly cash distributions at the rate of 11.5% per year. All three series of Preferred units are redeemable, but only at the option of Oak Grove, for their liquidation preference plus any unpaid distributions. The Company has the right to sell or pledge the Preferred units. The Company has also agreed to reimburse Oak Grove, up to a maximum of $30.0 million, for payments Oak Grove may have to make under the Agency Lending segment’s loss sharing arrangement with Fannie Mae and other government sponsored agencies. During the first four years after the closing, this reimbursement obligation (and some other possible indemnifications) will be satisfied by cancellation of Series C Preferred units and then Series B Preferred Units. The closing is expected to occur no later than March 31, 2009. Total shareholders’ equity of MMIC, the Company’s subsidiary that executes the Agency Lending business, was $124.4 million and $113.7 million at December 31, 2007 and 2006, respectively.

The Company also announced that it is exiting the third party advisory business. To that end, in the fourth quarter of 2008, the Company delivered termination notices to its insurance company advisory clients and was given notice of intended terminations by other advisory clients. The Company has also effectively exited its advisory role with respect to several proprietary funds and related assets. A substantial amount of the Company’s asset management and advisory fees, totaling $4.9 million for year ended December 31, 2006, related to these business activities. The Company’s international housing business (which was in a start-up phase at December 31, 2006) is continuing to provide advisory services for the Company’s South Africa fund.

Legal Contingencies

In September 2006, the Company was named as a nominal defendant in a derivative suit in which the plaintiff sought recovery on behalf of the Company for damages the Company allegedly suffered because of, among other things, alleged failure to record impairments on various assets as required under GAAP. The Delaware Chancery Court dismissed the action in November 2007 and in June 2008 the Delaware Supreme Court upheld the dismissal.

In July 2007, the Company received a letter from the SEC informing the Company that a routine examination of one of its subsidiaries, MMA Realty Capital Advisors, Inc. (“Investment Manager”), that is registered under the Investment Advisers Act of 1940 (“Act”), disclosed a number of instances in which the policies and procedures followed by the Investment Manager raised questions whether the Investment Manager was in full compliance with the requirements of the Act and rules under it and also asked for additional data and records on those issues. The Company designated a new chief compliance officer for the Investment Manager, and undertook remediation efforts. The Company prepared and provided the SEC staff with a remediation plan, nearly all of which has been completed. The Company has not received any communications from the SEC since the delivery of the remediation plan. Management believes the ultimate outcome of this matter will not materially impact the Company’s operations or financial condition.

After the Company announced in September 2006, that it would be restating the financial statements for 2005 and prior years, the Philadelphia regional office of the SEC informed the Company that it was conducting an informal inquiry and requested the voluntary production of documents and information concerning, among other things, the reasons for the restatement. The Company provided the requested documents and information and is cooperating fully with the informal inquiry.

In the first half of 2008, the Company was named as a defendant in eleven (subsequently reduced to nine) purported class action lawsuits and six (subsequently reduced to two) derivative suits. In each of these class action lawsuits, the plaintiff purports to represent a class of investors in the Company’s shares who allegedly were injured by claimed misstatements in press releases issued and SEC filings made between May 3, 2004, and January 28, 2008. The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent. The class action lawsuits have been consolidated into a single legal proceeding pending in the United States District Court for the District of Maryland. By Court order, a single consolidated amended complaint was filed in the class actions on December 5, 2008 and the cases will proceed as a consolidated case. Similarly, a single consolidated amended complaint was filed in the derivative cases on December 12, 2008 and these cases will likewise proceed as a single case. In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures. A derivative suit is a lawsuit brought by a shareholder of a corporation, not on the shareholder’s own behalf, but on behalf of the corporation and against the parties allegedly causing harm to the corporation. Any proceeds of a successful derivative action are awarded to the corporation, except to the extent they are used to pay fees to the plaintiffs’ counsel and other costs. The derivative cases and the class action cases have all been consolidated before the same Court. Due to the inherent uncertainties of litigation, and because these specific actions are still in a preliminary stage, the Company cannot reasonably predict the outcome of these matters at this time.

In October 2008, Navigant Consulting, Inc. (“Navigant”) filed suit against the Company for $7.8 million in consulting fees billed to the Company related to Navigant’s services in connection with the restatement, development of accounting policies and business unit services. The Company disputes the claims and has moved to dismiss the lawsuit primarily because of Navigant’s failure to undergo required mediation efforts. Because the case is newly filed, the Company cannot reasonably predict the outcome at this time.

EXHIBIT INDEX

Incorporation by
Exhibit No.		Description	Reference

2		Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 — 99088)
3.1		Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Annual Report on Form 10 — K for the year ended December 31, 2002
3.2		Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007
4.1		Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
4.2		Indenture, dated as of May 3, 2004, by and between MMA Financial Holdings, Inc. and Wilmington Trust Company	Incorporated by reference from the Company’s Annual Report on Form 10 — K for the year ended December 31, 2004
10.1		Credit Agreement, dated as of November 12, 2004, as amended, among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation, as borrowers, the Company, as guarantor, Bank of America, N.A., as administrative agent, U.S. Bank National Association, RBC Capital Markets and CitiCorp USA, Inc., as co-syndication agents, and the other lenders party thereto	Incorporated by reference from the Company’s Current Report on Form 8 — K filed on November 17, 2004
10	.2.1	Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement (the “Tax Credit Warehousing Agreement”), dated as of November 4, 2005, by and among MMA Financial Warehousing, LLC and MMA Financial Bond Warehousing, LLC, as borrowers, the Company, MMA Financial Holdings, Inc., MMA Equity Corporation, MMA Financial TC Corp., MMA Financial BFGLP, LLC, MMA Financial BFRP, Inc., MMA Financial BFG Investments, LLC and MMA Special Limited Partner, Inc., as guarantors, and Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto*	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10	.2.2	Guaranty Agreement, dated as of November 4, 2005, by Municipal Mortgage & Equity, LLC in favor of Bank of America, N.A., in its capacity as agent for the banks under the Tax Credit Warehouse Agreement*	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10	.2.3	First Amendment, dated as of May 3, 2006, to the Tax Credit Warehousing Agreement.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

			Incorporation by
Exhibit No.		Description	Reference

10	.2.4	Fourth Amendment, dated as of July 11, 2006, to the Tax Credit Warehousing Agreement.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
10	.3.1	Amended and Restated Credit Agreement effective as of November 16, 2005 between U.S. Bank National Association and MMA Mortgage Investment Corporation (the “US Bank Credit Agreement”).	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.3.2	First Amendment, dated as of December 5, 2005, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.3.3	Second Amendment, dated as of December 14, 2005, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.3.4	Third Amendment, dated as of March 15, 2006, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.3.5	Fourth Amendment, dated as of July 24, 2006, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 27, 2006
10.4		Multifamily and Health Care Mortgage Loan Repurchase Agreement dated as of May 31, 2006 between MMA Mortgage Investment Corporation and Washington Mutual Bank.	Incorporated by reference from the Company’s Current Report on Form 8 — K filed on June 6, 2006
10.5		Warehousing Credit and Security Agreement dated as of May 31, 2006 between MMA Construction Finance, LLC and Washington Mutual Bank.	Incorporated by reference from the Company’s Current Report on Form 8 — K filed on June 6, 2006
10.6		Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.7		Municipal Mortgage & Equity, L.L.C. 1998 Non--Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.8		Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.9		Municipal Mortgage & Equity, L.L.C. 2001 Non--Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.10		Municipal Mortgage & Equity, LLC 2004 Non--Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10 — Q for the quarter ended September 30, 2004
10	.11.1	Employment Agreement by and between the Company and Mark K. Joseph dated as of July 1, 2003 (the “M. Joseph Employment Agreement”).	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
10	.11.2	Amendment to the M. Joseph Employment Agreement by and between the Company and Mark K. Joseph dated as of January 1, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Incorporation by
Exhibit No.		Description	Reference

10	.11.3	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Joseph.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.12.1	Employment Agreement by and between the Company and Michael L. Falcone dated as of July 1, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
10	.12.2	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Falcone.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10.13		Employment Agreement by and between the Company and Gary A. Mentesana dated as of June 14, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 19, 2006
10.14		Amended No. 8, dated as of November 3, 2006, to the Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement (the “Tax Credit Warehousing Agreement”), dated as of November 4, 2005, by and among MMA Financial Warehousing, LLC and MMA Financial Bond Warehousing, LLC, as borrowers, the Company, MMA Financial Holdings, Inc., MMA Equity Corporation, MMA Financial TC Corp., MMA Financial BFGLP, LLC, MMA Financial BFRP, Inc., MMA Financial BFG Investments, LLC and MMA Special Limited Partner, Inc., as guarantors, and Bank of America, N.A., as administrator agent and lender, and the other lenders party thereto.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 8, 2006
10.15		Master Repurchase Agreement by and among MMA Realty Capital Repurchase Subsidiary, LLC, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC, MMA Realty Capital, LLC, and Municipal Mortgage & Equity, LLC, dated as of November 13, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 17, 2006
10.16		Guaranty Agreement by MMA Realty Capital, LLC, for the benefit of Wachovia Capital Markets, LLC, Variable Funding Capital Company LLC and other Secured Parties under the Repurchase Agreement, dated November 13, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 17, 2006
10.17		Back--up Guaranty Agreement by Municipal Mortgage & Equity, LLC, for the benefit of Wachovia Capital Markets, LLC, Variable Funding Capital Company LLC and the other Secured Parties under the Repurchase Agreement, dated November 13, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 17, 2006
10.18		Trust Agreement, dated as of November 1, 2006, by and among MuniMae TE Bond Subsidiary, LLC, as Trustor, MuniMae Portfolio Services, LLC, as Servicer, and U.S. Bank National Association, as Trustee.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2006

Incorporation by
Exhibit No.	Description	Reference

10.19	Fifth Amendment, dated as of November 30, 2006, to the Amended and Restated Credit Agreement, as amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2006
10.20	Fourth Amendment, dated as of December 1, 2006, to the Amended and Restated Credit Agreement, as amended, between MMA Construction Finance, LLC, MMA Mortgage Investment Corporation, the lender party thereto and Bank of America, N.A.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2006
10.21	Fourth Amendment and Completely Restated Loan Agreement dated as of February 23, 2007 by and between the registrant, MMA Capital Corporation, MMA Mortgage Investment Corporation, MMA Construction Finance, LLC, MMA Financial Holdings, Inc. and MMA Financial, Inc., on the one hand, and Synovus Bank of Tampa Bay, on the other hand.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2007
10.22	Guaranty Agreement by the registrant, MMA Financial Holdings, Inc. and MMA Financial, Inc. dated as of February 23, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2007
10.23	Renewal and Increase Promissory Note made by MMA Capital Corporation, MMA Mortgage Investment Corporation and MMA Construction Finance, LLC dated as of February 23, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2007
10.24	Solar Star NAFB, LLC Unit Transfer Agreement dated as of March 21, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 27, 2007
10.25	Amendment No. 11, dated as of May 3, 2007, to that certain Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement by and among MMA Financial Bond Warehousing, LLC and MMA Financial Warehousing, LLC, as borrowers, the other guarantors party thereto, Bank of America, N.A. as the agent and the banks and financial institutions from time to time party thereto.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 9, 2007
10.26	Amendment No. 1, dated as of May 3, 2007, to that certain Guaranty Agreement between Municipal Mortgage & Equity, LLC and Bank of America, N.A., as agent for the bank party to that certain Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 9, 2007

Incorporation by
Exhibit No.	Description	Reference

10.27	Second Amendment, dated as of May 14, 2007, to that certain Credit Agreement dated as of November 12, 2004 by and among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation (each subsidiaries of the registrant), as borrowers, Municipal Mortgage & Equity, LLC, as guarantor, Bank of America, N.A., as administrative agent, and the lender party thereto from time to time.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 18, 2007
10.28	Employment Agreement by and between MMA Financial, Inc. and Richard F. Brown dated as of June 25, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 29, 2007
10.29	Employment Agreement by and between MMA Financial, Inc. and Jenny Netzer dated as of June 27, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 29, 2007
10.30	Separation and Transition Agreement dated as of July 9, 2007, by and among Melanie M. Lundquist, Municipal Mortgage & Equity, LLC and MMA Financial, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 16, 2007
10.31	Employment Agreement of Charles M. Pinckney dated as of August 28, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2007
10.32	Waiver and Fourth Amendment to Loan Documents dated as of October 15, 2007 among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation (each subsidiaries of the registrant), as borrowers, Municipal Mortgage & Equity, LLC, as guarantor, Bank of America, N.A., as administrative agent, and the lender party thereto from time to time.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 19, 2007
10.33	Amendment No. 12 dated as of November 1, 2007 to the Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement dated as of November 4, 2005 (as amended and/or restated from time to time).	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 6, 2007
10.34	Employment Agreement between David Kay and the Registrant dated as of November 7, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 8, 2007
10.35	Deferred Compensation Agreement between David Kay and the Registrant dated as of November 7, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 8, 2007
10.36	Letter Agreement with respect to that certain $200,000,000 Master Repurchase Agreement between and among MMA Realty Capital Repurchase Subsidiary, LLC, Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC, MMA Realty Capital, LLC and Municipal Mortgage & Equity, LLC dated as of November 13, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 19, 2007

Incorporation by
Exhibit No.	Description	Reference

10.37	First Amendment dated as of November 21, 2007 to that certain $200,000,000 Master Repurchase Agreement by and among MMA Realty Capital Repurchase Subsidiary, LLC, Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC, MMA Realty Capital, LLC and Municipal Mortgage & Equity, LLC dated as of November 13, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K on November 28, 2007
10.38	Letter Agreement with respect to that certain Fourth Amended and Completely Restated Loan Agreement dated as of February 23, 2007 by and among Synovus Bank (formerly, United Bank and Trust), MMA Capital Corporation, MuniMae TEI Holdings, LLC, MMA Mortgage Investment Corporation, MMA Construction Finance, LLC, Municipal Mortgage & Equity, LLC, MMA Financial Holdings, Inc. and MMA Financial, Inc. (formerly, MuniMae Investment Services Corporation).	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 19, 2007
10.39	Letter Agreement dated November 28, 2007 with respect to that certain Multifamily and Health Care Mortgage Loan Repurchase Agreement dated as of May 31, 2006 between MMA Mortgage Investment Corporation and Washington Mutual Bank, a federal association, and with respect to that certain Warehousing Credit and Security Agreement dated as of May 31, 2006 between MMA Construction Finance, LLC and Washington Mutual Bank.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2007
10.40	Second Amendment to Warehousing Credit and Security Agreement entered into as of November 30, 2007 by and between MMA Construction Finance, LLC, the registrant, as guarantor, and Washington Mutual Bank.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2007
10.41	Letter Agreement with respect to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2007
10.42	Sixth Amendment dated as of November 30, 2007 to Amended and Restated Credit Agreement between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2007
10.43	Letter Agreement between the registrant and Mr. Michael L. Falcone dated as of February 8, 2008.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2008

Incorporation by
Exhibit No.	Description	Reference

10.44	Waiver and Fifth Amendment to Loan Documents dated as of February 15, 2008 among MuniMae TEI Holdings, LLC, MMA Constructions Finance, LLC and MMA Mortgage Investment Corporation (each subsidiaries of the registrant), as borrowers, Municipal Mortgage & Equity, LLC, as guarantor, Bank of America, N.A., as administrative agent, and the lenders party thereto from time to time.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 22, 2008
10.45	Amendment No. 14 dates as of February 15, 2008 to the Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement dated as of November 4, 2005 (as amended and/or restated from time to time).	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 22, 2008
10.46	Letter Agreement with respect to that certain Fourth Amended and Completely Restated Loan Agreement dated as of February 23, 2007 by and among Synovus Bank (formerly, United Bank and Trust), MMA Capital Corporation, MuniMae TEI Holdings, LLC, MMA Mortgage Investment Corporation, MMA Construction Finance, LLC, Municipal Mortgage & Equity, LLC, MMA Financial Holdings, Inc. and MMA Financial, Inc. (formerly, MuniMae Investment Services Corporation).	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2008
10.47
A. Amendment to Swap Documents, dated as of March 6, 2008, hereof relating to that certain ISDA Master Agreement, dated as of December 5, 2003, between Merrill Lynch Capital Services, Inc. and MuniMae TEI Holdings, LLC, and related swap documents.

B. Pledge Agreement, dated as of March 6, 2008, relating to the MuniMae TEI Holdings, LLC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

C. Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of April 28, 1997, between Merrill Lynch Capital Services, Inc. and MMA, and related swap documents (collectively, the “MMA Swap Documents”);

D. Pledge Agreement, dated as of March 6, 2008, relating to the MMA Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

Incorporation by
Exhibit No.	Description	Reference

E. Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MMA Swap Documents;

F. Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of June 14, 2004, between Merrill Lynch Capital Services, Inc. and MFH, and related swap documents (collectively, the “MFH Swap Documents”);

G. Pledge Agreement, dated as of March 6, 2008, relating to the MFH Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;
H. Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MFH Swap Documents;

I. Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of February 1, 2007, between Merrill Lynch Capital Services, Inc. and MRC, and related swap documents (collectively, the “MRC Swap Documents”);

J. Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MRC Swap Documents;
K. Pledge Agreement, dated as of March 6, 2008, relating to the MRC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

L. Agreement with Respect to Swap Collateral, dated as of March 6, 2008, between MuniMae TEI Holdings, LLC, Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., MMA and U.S. Bank Trust National Association, as collateral agent;

M. Pledge Agreement relating to the Swap Collateral Agreement executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc.;

Incorporation by
Exhibit No.	Description	Reference

10.48	Letter Agreement with respect to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2008
10.49	Sixth Amended and Restated Loan Agreement among MMA Multifamily Equity REIT and Municipal Mortgage & Equity, LLC and certain of its affiliates defined herein as the borrower and the guarantors, dated as of March 21, 2008.
10.50	First Amendment to Employment Agreement dates August 28, 2007 between MMA Financial, Inc. and the registrant’s Chief Operating Officer, Charles M. Pinckney.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2008
10.51	Seventh Amendment dated as of March 27, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2008
10.52	Eighth Amendment dated as of April 30, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2008
10.53	Ninth Amendment dated as of November 14, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2008
10.54	Ninth Amendment dated as of November 14, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed on November 21, 2008
10.55	Letter Agreement dated November 24, 2008 with respect to that certain Fourth Amended and Completely Restated Loan Agreement dated as of February 23, 2007 by and among Synovus Bank (formerly, United Bank and Trust), MMA Capital Corporation, MuniMae TEI Holdings, LLC, MMA Mortgage Investment Corporation, MMA Construction Finance, LLC, Municipal Mortgage & Equity, LLC, MMA Financial Holdings, Inc. and MMA Financial, Inc. (formerly, MuniMae Investment Services Corporation).	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 1, 2008

			Incorporation by
Exhibit No.		Description	Reference

10	.56.1	Term Loan Agreement dated December 18, 2008 between MMA Financial Holdings, Inc. and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2008
10	.56.2	Acquisition Agreement dated December 18, 2008 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2008
10	.57.1	Amendment to the Term Loan Agreement dated February 3, 2009 between MMA Financial Holdings, Inc. and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2009
10	.57.2	Amended and Restated Acquisition Agreement dated February 3, 2009 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2009
10.57		Purchase Agreement dated February 26, 2009 between MMA Renewable Ventures, LLC, MMA Renewable Ventures Finance, LLC and Fotowatio Renewable Ventures, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2009
21		List of Subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.