Form 10-K
period 2010-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2011-03-31
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (IRS Employer Identification No.)

621 East Pratt Street, Suite 600 Baltimore, Maryland (Address of principal executive offices)	21202-3140 (Zip Code)

Registrant's telephone number, including area code (443) 263-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act: Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of our common shares held by non-affiliates was $4,228,404 based on the last sale price as reported in the over the counter market on June 30, 2010.

Number of shares of Common Shares outstanding as of December 31, 2010: 40,415,605.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated: None.

Municipal Mortgage & Equity, LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

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

EXPLANATORY NOTE

Item 8. Financial Statements and Supplementary Data included in this Report present consolidated financial statements for the years ended December 31, 2010, 2009, 2008 and 2007.  With the exception of this Report, our annual and quarterly filings for these years were not filed due to delays associated with the restatement of our financial statements for 2004 and 2005, and the delayed preparation and filing of our 2006 financial statements in 2009.  As a result, we have been unable to meet our quarterly reporting requirements for 2007 through 2010, and our annual reports for 2007 through 2009.  With the filing of this Report, we will become current on annual audited financial statements and most related annual disclosures.  Also, this Report includes quarterly information for 2010 and 2009.  This Report, however, does not include quarterly information for the years ended December 31, 2008 and 2007, or certain other historical information that would have been required in prior annual and quarterly reports that were not filed.  We have not included this information because the significant cost of preparing and providing this information would be only marginally beneficial to our investors due to the significant changes that have occurred to our business in the last three years and would serve only to delay the filing of this Report.

Item 9A. Controls and Procedures includes our Management’s Report on Internal Control Over Financial Reporting.  Securities and Exchange Commission (“SEC”) rules require that management evaluate the effectiveness, as of the end of each fiscal year, of the Company’s internal control over financial reporting on a suitable, recognized framework that is established by a body or group that has followed due process procedures, including broad distribution of the framework for public comment.  As reported in our previously filed 2006 Annual Report on Form 10-K, management began its evaluation based on such a framework, but when, at a relatively early stage of the evaluation, it became clear that there were material weaknesses in our internal control over financial reporting at and since December 31, 2006 that made them not effective at or since that date, we terminated the process without completing the evaluation so that we could focus our time and attention on the effort to disseminate financial statements that are fairly presented in accordance with United States generally accepted accounting principles (“GAAP”).  We believed, given our limited resources, distributing reliable financial information at the earliest practicable time was a higher priority and more beneficial to our investors and creditors.  As a result, management did not complete its assessment of the effectiveness of our internal control over financial reporting at December 31, 2006 and subsequent year ends, including the December 31, 2010 year end, and our independent registered public accounting firm has not been able to render an attestation report on the effectiveness of our internal control over financial reporting for the years ended December 31, 2008, 2007 and 2006.  In 2009, and continuing through December 31, 2010, the Company met the SEC rules to qualify as a “Smaller Reporting Entity,” which allows qualifying registrants some relief from certain SEC reporting rules.  One such provision is that Smaller Reporting Entities are not required to have their independent registered public accounting firm render an attestation report on the effectiveness of their internal control over financial reporting.  Management has concluded that there are material weaknesses in its internal control over financial reporting during the periods presented in this Report, which are described in more detail in Item 9A. Controls and Procedures.  We also have described in that item the supplemental procedures that we performed to ensure that the financial statements presented in this Report are in compliance with GAAP and the remediation efforts for our material weaknesses.

PART I

Item 1.	BUSINESS

Except as expressly indicated or unless the context otherwise requires, the “Company,” “MuniMae,” “we,” “our” or “us” means Municipal Mortgage & Equity, LLC, a Delaware limited liability company, and its majority owned subsidiaries.

Although this Report is for the years ended December 31, 2007 through December 31, 2010, unless otherwise noted, the description below is of our business as it exists on the date of this Report.

Overview

We were organized in 1996 as a Delaware limited liability company and are classified as a partnership for federal income tax purposes.  We have essentially the same limited liability, governance and management structures as a corporation, but we are regarded as a pass-through entity for federal income tax purposes.  Thus, our shareholders include their distributive shares of our income, deductions and credits on their individual tax returns.  Among other things, this allows us to pass-through tax-exempt interest income to our shareholders.  Many of our subsidiaries also are pass-through entities, and our taxable income, deductions and credits that are reflected on our shareholders’ tax returns include the income, deductions and credits of those subsidiaries.  However, other of our subsidiaries are corporations that pay taxes on their own taxable income.  Our income, deductions and credits that are reflected on our shareholders’ tax returns do not include the operations of those subsidiaries, but include any taxable dividends or other taxable distributions we receive from them.  Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099.

Beginning in the second half of 2007, the capital markets in which the Company operates began to deteriorate, which restricted the Company’s access to capital.  This situation was compounded by the Company’s inability to provide timely financial statements to creditors and investors.  The Company has experienced and continues to experience significant liquidity issues.  This lack of liquidity has resulted in the Company having to sell assets, liquidate collateral positions, post additional collateral, sell or close different business segments and work with its creditors to restructure or extend debt arrangements.  We have also sold, restructured or liquidated a significant number of bonds, loans and other assets in order to satisfy debts and raise capital.  Although we have been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, such that none of our debt has been accelerated at present, most of these extensions, restructurings and forbearance agreements are short-term in nature and do not provide a viable long-term solution to our liquidity issues. As more fully described below, the Company currently has only one primary business activity, bond investing.

We plan to continue to work with our capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, we will have to continue to reduce our operating costs in order to be a sustainable business.  All of these actions are being pursued in order to achieve the objective of continuing our operations.  However, management’s objective is heavily dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service our non-bond related debt and our on-going operating expenses.  However, there can be no assurance that management will be successful in addressing these liquidity issues.  More specifically, there is uncertainty as to whether management will be able to restructure or settle our non-bond debt in a manner sufficient to allow the Company’s cash flow to support its operations.  Our ability to restructure our debt is especially important with respect to our subordinate debt.  We currently pay an interest rate of 0.75% on $169.2 million (unpaid principal balance) of subordinate debt.  This rate will is due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.5%.  We do not currently have the liquidity to meet these payments and substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to our ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding our bond investing activities that could impact our ability to generate sufficient cash flow from the bond portfolio (see Item 1A. Risk Factors – “Risks Related to Our Business”).  These uncertainties could adversely impact the Company’s financial condition or results of operations.  In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets, or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  These factors raise substantial doubt about our ability to continue as a going concern.

The Evolution of Our Business

When we became a publicly traded company in 1996, we were primarily engaged in originating, investing in and servicing tax-exempt mortgage revenue bonds issued by state and local government authorities to finance affordable multifamily housing developments.  Since then, the following acquisitions significantly expanded our business; however, in 2008, due to the financial crisis, we began contracting our business (see Item 1. Business − “Business Sales” for further details):

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

•
In February 2005, we acquired MONY Realty Capital, Inc. (“MONY”) from AXA Financial, Inc. (“AXA”) formerly the investment manager for several of MONY Life Insurance Company’s commercial real estate funds, in an acquisition that expanded our fund management business and brought us into the commercial real estate market with access to institutional investors.

•
In July 2005, we acquired Glaser Financial Group, Inc. (“Glaser”) a commercial mortgage lender for market rate multifamily and senior housing, in an acquisition that increased our access to lending transactions, geographically expanded our operations and further diversified our activities not related to affordable housing.

•
In May 2006, we acquired Reventures Management Company, LLC, a company that arranged financing for, and which developed, owned and operated renewable energy (e.g., solar energy, wind power and biomass) projects.  This brought us into the renewable energy finance and development area.

•	In February 2007, we acquired a mortgage brokerage business known as George Elkins Mortgage Banking.

•	In September 2007, we acquired Sustainable Land Fund, a company that was formed to structure and manage investments in land with environmental attributes such as wetlands.

Description of the Business

At the beginning of 2007, we and our subsidiaries operated three primary divisions, as described below:

•	The Affordable Housing Division was established to conduct activities related to affordable housing through three reportable segments, as follows:

o
Tax Credit Equity (“TCE”) - A business which created investment funds and finds investors for such funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds or “LIHTC Funds”).

o	Bonds - A business which originates and invests primarily in tax-exempt bonds secured by affordable housing.

o	Affordable Debt - A business which originates and invests in loans secured by affordable housing.

•	The Real Estate Division was established to conduct real estate finance activities through two reportable segments, as follows:

o
Agency Lending - A business which originated both market rate and affordable housing multifamily loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) collectively referred to as agencies (“Agencies”)) or through programs created by them.  This division also sold permanent loans to third party investors, which were guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”).

o
Merchant Banking - A business which provided loan and bond originations, loan servicing, asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects, including the sale of permanent loans to third party investors.

•	The Renewable Ventures Division was established to finance, own and operate renewable energy and energy efficiency projects.

Remaining Businesses

As more fully described below, we have sold, liquidated or closed down all of our different businesses except for our bond investing activities and certain assets and residual interests related to the businesses and assets that we sold due to our liquidity issues.  For further discussion regarding our on-going bond investing activities, see “Notes to Consolidated Financial Statements – Note 1, Description of the Business and Basis of Presentation and Note 2, Bonds Available-for-Sale.”  We have a majority position in International Housing Solutions S.a.r.l., a partnership that was formed to promote and invest in affordable housing in overseas markets.  In addition, at December 31, 2010, we have an unfunded equity commitment of $5.1 million, or 2.67% of total committed capital with respect to our role as the general partner to the South Africa Workforce Housing Fund SA I (“SA Fund”).  The SA Fund was formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa.  A portion of the funding of SA Fund is participating debt provided by the United States Overseas Private Investment Corporation, a federal government entity, and the remainder is equity primarily invested by institutional and large private investors.  We expect to continue this business.

Business Sales

Agency Lending Business

The Agency Lending business was a reportable segment that consisted of originating, selling and servicing loans related to the affordable and market rate multifamily housing market through the Agencies and certain HUD insured multifamily lending programs.  The net assets, personnel and related resources to conduct the Company’s Agency Lending business were sold in May 2009 at a net loss, after taxes of $56.8 million.  In addition, our goodwill related to this business segment of $25.5 million was fully impaired in December 2008.  We received total consideration of $57.4 million, including $47.0 million in preferred stock from the purchaser (which we estimated had a fair value of $37.7 million due to certain indemnifications associated with the preferred stock.  See “Notes to Consolidated Financial Statements – Note 4, Investments in Preferred Stock”).  Under Fannie Mae’s  Delegated Underwriting and Servicing (“DUS”) program, loan servicers were required to bear up to 20% (and in certain cases more) of the losses on loans sold to Fannie Mae, based on various loss sharing formulas.  Freddie Mac also had similar loss sharing arrangements with mortgage originators and servicers.  When we sold this business, we agreed to reimburse the purchaser for certain of these loss sharing obligations.  See “Notes to Consolidated Financial Statements − Note 4, Investments in Preferred Stock.”

TCE Business

The TCE business was a reportable segment that created investment funds and raised capital from institutional investors for such funds, who in return received tax credits and other tax benefits for investing in affordable housing partnerships.  Normally, the developer of an affordable housing development forms a limited partnership (“Lower Tier Property Partnership”) to develop or hold and operate the affordable housing property and then sells the limited partnership interests in the Lower Tier Property Partnership to investors who want to benefit from the partnership’s low income housing tax credits.  Prior to the sale of substantially all of our Tax Credit Equity Business, we “syndicated” tax credits by forming LIHTC Funds that purchased directly or indirectly the limited partnership interests in multiple Lower Tier Property Partnerships.  We raised capital from institutional investors, which comprised virtually all of the equity of the LIHTC Funds, and the LIHTC Funds used this capital, and sometimes interim debt financing, to purchase the limited partner interests in the Lower Tier Property Partnerships.  Because the Lower Tier Property Partnerships and the LIHTC Funds (as well as any intermediate entities) are pass-through entities for federal income tax purposes, the equity owners of the LIHTC Funds receive the tax benefit of the credits generated by the Lower Tier Property Partnerships.  We were the general partner of, and managed, the LIHTC Funds, and usually retained an interest of between 0.01% and 1.0% in each of them.  The remaining 99.0% to 99.99% interest in each LIHTC Fund was typically held by one or more large financial institutions.

In almost all instances, when a Lower Tier Property Partnership is formed, the developer is the general partner of the limited partnership.  However, in some instances in which the Lower Tier Property Partnership is suffering from financial or operating challenges, we form a subsidiary which takes over the general partner role (“GP Take Backs”).  Generally, when this occurs, we consolidate these entities as we are considered the primary beneficiary under Accounting Standards Codification (“ASC”) No. 810 “Consolidation” (“ASC 810”).

Within the Tax Credit Equity business, we provided two general types of guarantees: (1) either single investor or multi-investor LIHTC Fund level guarantees where MuniMae, directly and indirectly, guaranteed the investor’s return on investment (“Guaranteed Funds”); and (2) individual indemnifications to specific investors in non-guaranteed LIHTC Funds related to the performance of specific Lower Tier Property Partnerships.

The net assets, personnel and related resources to conduct our TCE business were sold in July 2009 for $22.3 million (in cash).  Our net gain on sale, after taxes, was $9.1 million, which includes gains of $46.8 million attributed to the reversal of cumulative losses previously recognized during the time we consolidated the LIHTC Funds and certain affiliated entities that were sold.  We did not sell our general partner interest in 14 of the LIHTC Funds; these retained funds represented approximately 13% of the total assets of the TCE business at the sale date.  We deconsolidated three of the remaining 14 funds in July 2009 because we were deemed not to be the primary beneficiary.  We continued to consolidate and report through continuing operations four funds that were sold as part of the July 2009 sale because we continued to be the primary beneficiary in these four funds. However, with the adoption of ASU No. 2009−17 on January 1, 2010, we are no longer deemed the primary beneficiary.  Therefore, in 2010, the results of these four funds are reported through discontinued operations and at December 31, 2010 there are 11 funds that we continue to consolidate and report through continuing operations.  All of the funds that we continue to consolidate are Guaranteed Funds.  We outsourced the asset management of all of our retained funds to the purchaser.  The cash flows related to these retained funds, which are nominal asset management fees and expenses, will continue until dissolution of the funds, which is generally after the tax credit compliance period expires and is estimated to range from 2021 to 2027.

Renewable Ventures Business

The Renewable Ventures business was a reportable segment involved in the development, operation and maintenance of renewable energy projects (e.g., solar power, wind power and biopower), as well as in providing or arranging debt and equity financing for these projects.  We syndicated the tax credit equity associated with these projects through investor funds, similar to our TCE business.  The net assets, personnel and related resources to conduct our Renewable Ventures business were sold in March 2009.  The total sales proceeds were $13.8 million, and we recognized a net loss on sale, after tax, of $16.3 million.  After the sale, we continue to own general partner interests in two solar funds, for which we guarantee the investor yields.  We also did not sell two solar and one biomass projects that we owned.  We fully impaired the two solar projects in 2007 and sold the biomass project in 2010.  There are virtually no cash flows related to the retained funds and the two remaining projects.

Other Sales and Business Wind-Downs

In February 2007, we acquired a mortgage brokerage business known as George Elkins Mortgage Banking (“GEMB”) for $10.5 million.  In September 2007, we acquired Sustainable Land Fund, a company that was formed to structure and manage investments in land with environmental attributes such as wetlands for $0.8 million. We exited the George Elkins Mortgage Banking and the Sustainable Land Fund businesses at the end of 2008 and recorded a combined net loss of $0.1 million.  We wrote-off $10.5 million of goodwill related to the GEMB acquisition in September 2007.  No consideration was received except for the buyer’s assumption of certain leases and other vendor payable obligations.  In 2010, we also sold the last remaining asset of the B-Note Value Fund L.P., an investment fund managed by us.  We are in process of liquidating this partnership.

Previously, we originated mortgage loans secured by market rate multifamily apartment properties and other commercial properties built by a wide variety of developers.  A small portion of these loans were in the form of purchases of tax-exempt debt instruments issued by state or local government agencies to finance infrastructure or other projects.  However, in most instances, we made taxable mortgage loans to entities formed by developers of conventional multifamily or commercial properties, which were secured primarily by the real estate.  Usually, we retained construction period loans until projects were completed, at which time we arranged permanent financing or originated and sold permanent loans to the GSEs or programs created by them.  Although we have discontinued new loan originations, at December 31, 2010, we still owned loans from this business with a carrying value of approximately $72.9 million, of which approximately $7.3 million were subordinated loans.

Material U.S. Federal Income Tax Considerations

Treatment as a Partnership

We are a partnership for federal income tax purposes and, as such, our shareholders are treated as partners in a partnership and all of our pass-through income (or loss) is allocated directly to our shareholders.  As a partnership with interests that trade on either an established securities market, or a readily tradable secondary market, we are further classified as a publicly traded partnership (“PTP”) for federal tax purposes.  As long as we remain qualified as a PTP we generally do not have a liability for federal and state income taxes related to the PTP income.  In addition, we own interests in various entities, some of which are subject to federal and state income taxes and other entities that are pass-through entities for tax purposes (meaning the partners or owners of the partnership interests, including the Company and ultimately our shareholders, are allocated the taxable income or loss).  As a PTP, we will be taxed as a corporation for any taxable year in which less than 90% of our gross income consists of “qualifying income.”  Qualifying income includes interest, dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items.  Our outside tax counsel has advised us that, although the issue is not free from doubt, tax-exempt interest income constitutes qualifying income for this purpose.

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

Tax Effects on our Shareholders Resulting from our Taxable Income and Deductions

Although we were formed in a way that enables us to pass-through the benefit of tax-exempt income to our shareholders, currently, we have investments and operations that generate income that is not exempt from federal income tax.  For certain loans that are not qualified as tax-exempt, that interest income is treated as ordinary interest and is reported as such on the annual Schedule K-1 issued to all investors.  In addition, sales of our assets may result in gains that are taxable to our shareholders.  Similarly, our shareholders are entitled to deduct their respective portions of our interest expense that is incurred in connection with our investment and operating activities.  They are not, however, entitled to deduct interest on indebtedness we incur to purchase or carry tax-exempt bonds.  Since ownership of our shares represents ownership of a partnership interest, shareholders must also adjust the tax basis in their shares by the annual income, deduction, gain or loss reported on their annual Schedule K-1.  This is a significant difference from the traditional basis reporting of shares in a corporation and it will generally result in a basis that is different than the price paid or reflected in a shareholder’s brokerage statement.

In 2010, we incurred (and we passed on to our shareholders) capital losses due to bond sales and closing out of derivative positions, income from tax-exempt interest and some taxable interest income.  We have a tax election in place that requires us to adjust each shareholder’s share of our assets based on the share price paid by each investor.  Therefore investors that acquired shares since the January 2008 drop in our trading price may have limited tax basis in the assets owned by us.  Due to this limited basis, those investors that acquired shares at depressed prices may have capital gains allocated to them related to bond sales and refinancings even if we reflect an overall loss for financial reporting purposes, and such gains could be significant.  As stated above, the gain allocated to a shareholder from bond sales (as well as tax-exempt interest and deductions) may have a significant effect on the shareholder’s tax basis of their investment and shareholders should consult their tax advisors.  This tax effect for shareholders buying at low basis values (i.e., the prices at which the Company’s common stock has traded since 2008) is expected to continue for the foreseeable future.

To preserve our PTP status we operate a number of businesses that do not generate qualifying PTP income through taxable corporations which may be subject to federal and state income tax.  For example, all of our fee income is earned through subsidiaries that are taxable corporations.  In general, such income (or loss) is not included in our partnership income, and therefore does not get taxed directly to our shareholders.  An exception would occur if the taxable corporations were to make distributions to us, potentially generating dividend income which would then be taxable to our shareholders in the year of distribution.  For calendar years 2008 through 2010 significant losses were generated within the taxable corporations and those losses are not part of the taxable income (or loss) distributed to shareholders.

Further, as described in the next section, the Internal Revenue Service (“IRS”) could seek to recharacterize the income on one or more of our tax-exempt bonds as taxable income.  We may also have taxable income, such as income from market discounts that does not generate cash for us.  Therefore, it is possible that shareholders could at times be treated as receiving taxable income in excess of the amounts we distribute to them.

We use various tax accounting and reporting conventions to determine each shareholder’s allocable share of our ordinary income, gain, loss and deductions.  These allocations are respected for federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with each shareholder’s “interest in the partnership.” Because we allocate our tax attributes to our shareholders on the basis of the respective numbers of shares they own, we believe that if our allocations were ever challenged, they would be upheld.  However, there is no assurance that would be the case.  There can be no assurance that we will continue to be a pass-through entity for income tax purposes.  In addition to the reasons discussed above by which we might involuntarily become subject to tax as a corporation, we have the right to voluntarily elect such status.

Tax-exempt Status of Bonds We Hold

On the date of initial issuance of any tax-exempt bond that we hold or have held, bond counsel or special tax counsel has rendered its opinion to the effect that interest on the bond is excludable from gross income for federal income tax purposes.  These opinions are subject to customary exceptions, including an exception for any tax-exempt bond during any period when it is held by a “substantial user” of the property to which it relates or a person “related” to a “substantial user” (unless the proceeds of the bond are loaned to a charitable organization described in Section 501(c)(3) of the Internal Revenue Code of 1986 (the “Code”)).

In order to exercise remedies with regard to defaulted bonds without becoming a substantial user of the properties securing the bonds, our predecessor, SCA Tax-Exempt Fund Limited Partnership sometimes arranged for partnerships controlled by Mark K. Joseph, the Chairman of our Board of Directors, and other of our predecessor’s officers to acquire the properties and become the borrowers on the bonds.  At December 31, 2010, an entity controlled by Mr. Joseph was the sole general partner and a partnership controlled by Mr. Joseph was the sole limited partner of the borrower on eight such properties.

We have received advice from tax counsel that, based on certain assumptions, ownership or control of borrowers by the partnership Mr. Joseph controls would not cause us to be a person related to a substantial user of the underlying properties, and therefore would not adversely affect the tax-exempt status of the bonds.

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

Certain events subsequent to the issuance of a bond may be treated for federal income tax purposes as a reissuance of the bond, which could adversely affect the tax-exempt status of the bond.  From time to time tax-exempt mortgage bonds we hold go into default.  We exercise what we believe to be prudent business practices to enforce our creditor’s rights with regard to defaulted bonds, including in some instances initiating foreclosure proceedings.  It is possible that the IRS may treat our actions to exercise or not to exercise rights with regard to defaulted mortgage bonds as constituting significant modifications and, therefore, conclude that for federal income tax purposes, the bonds were reissued.  If the IRS were successful in maintaining this position, interest on the bonds probably would be taxable for federal income tax purposes.  We consult counsel and take other steps to try to ensure that our actions (or inaction) with regard to defaulted bonds will not constitute reissuance of the bonds.  In addition, tax-exempt bonds we hold may need to be restructured and remarketed.  We could recognize taxable income, gain or loss upon a restructuring and remarketing of tax-exempt bonds we hold even though the restructuring does not result in any cash proceeds to us.  In addition, unless various conditions are met, the restructuring of tax-exempt bonds could cause the interest on the bonds to lose their tax-exempt status.  Typically, the Company will retain bond counsel to assist in the evaluation and structuring of any bond restructurings to ensure our bonds retain their tax-exempt status.  Sometimes we enter into interest rate swaps or other transactions in order to hedge exposures with regard to tax-exempt bonds we hold.  These investments may produce income that is subject to federal income tax.

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

In 2002 and 2003 the IRS issued a series of revenue procedures which stated, among other things, that partnerships, such as the ones used to securitize our bonds, do not meet the requirements of Section 761 of the Code.  However, the IRS will not challenge a partnership’s or a partner’s tax treatment for partnerships with start-up dates prior to January 1, 2004 that made Section 761 elections (“Pre-2004 Partnerships”) if that treatment has been consistent with the Section 761 election and certain other requirements are met.  We have been advised by tax counsel that each Pre-2004 Partnership in which we own an interest has met the requirements set forth in the IRS guidance and none of those Pre-2004 Partnerships has acquired any new assets that would cause it no longer to be eligible for the grandfathering rule described above.

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

Competition

Historically, we competed directly against a large number of syndicators, direct investors and lenders, including banks, finance companies and other financial intermediaries and providers of related services, such as portfolio loan servicing.  Prior to the general downturn in the economy and our own liquidity issues that occurred during 2008, we were able to compete effectively against these competitors on the basis of service, track record, access to investor capital, longstanding relationships with developers and through a broad array of product offerings.  At the present time, our only significant on-going business is our bond investing activities.  Due to market conditions as well as our liquidity issues, we are not actively purchasing or originating new bonds.  Therefore we are faced with little to no competition.

Employees

As of March 15, 2011, we had 38 employees, none of whom were parties to any collective bargaining agreements.  We have reduced our employee base significantly, from 575 employees at December 31, 2007, to 435 employees at December 31, 2008, to 64 employees at December 31, 2009 and to 40 employees at December 31, 2010.  We are engaging a small number of outside financial and tax consultants to supplement our accounting and tax operations and reporting processes.

Our principal office is located at 621 E. Pratt Street, Suite 600, Baltimore, MD 21202.  Our telephone number at this office is (443) 263-2900.  Our corporate website is located at http://www.munimae.com, and our filings under the Exchange Act are available through that site, as well as on the SEC’s website http://www.sec.gov.  The information contained on our corporate website is not a part of this Report.

Item 1A. RISK FACTORS

Holding our shares involves various risks and uncertainties.  The risks described in this section are among those that have had or could in the future have a material adverse effect on our business, financial condition or results of operations, as well as on the value of our common shares.

Risks Related to Our Business

There is substantial doubt as to our ability to continue as a going concern.

Although the Company has been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, such that none of our debt has been accelerated at present, most of these extensions, restructurings and forbearance agreements are short-term in nature and do not provide a viable long-term solution to the Company’s liquidity issues (see “Notes to Consolidated Financial Statements – Note 9, Derivative Financial Instruments and Note 10, Debt”).  If the Company is not able to negotiate other arrangements, the Company will not be able to pay the interest on its non-bond debt (specifically its subordinate debentures when the rate is due to increase beginning in the first quarter of 2012), and possibly sooner.  If these subordinated debentures were accelerated, the Company would not be able to pay the debt.  See “Notes to Consolidated Financial Statements, Note 10 – Debt” for further information.  In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating sufficient liquidity from the sale of non-bond related assets or if the bond portfolio net interest income is substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We are exposed to risks specific to real estate.

Because many of our assets are secured by real estate, or consist of investments in entities that own real estate, the value of our assets is subject to the risks associated with investments in real estate.

Most of our real estate derives its value from the cash flows generated by tenant leases.  If, because of general economic conditions, local market conditions or property specific conditions, the tenants move out or cannot pay the rents charged on the specific units they lease, the units may not be able to lease the units to replacement tenants at full rent (or at all), in which case the cash flows from the property may not be sufficient to pay interest on our bonds or loans and the values of our investments may decline.  We conduct extensive due diligence prior to making investments but problems may arise subsequent to such investment.  In addition, real estate may decline in value because of market conditions, an inability to obtain key permits, a change in, or failure to obtain a change in, zoning, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.

The value of our assets and our ability to conduct business may be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market, especially the multifamily housing market, including environmental, land use and other laws and regulations that affect the types of buildings that can be built or building materials that can be used, or that otherwise increase construction costs or limit land usage.

Negative changes in the value of our assets could have a material adverse effect on us.

We have been directly and indirectly affected by the disruptions in credit markets.

Our businesses were affected by the disruptions in the credit markets over the past several years, in most cases significantly.  Some of these disruptions had direct effects on us or our assets, and some had effects on financial institutions and other entities with which we deal that affected their ability or willingness to participate or to continue to participate in our activities as equity investors, lenders or otherwise.  The principal effects of the credit market disruption on us are described in Item 1. Business – “Overview.”  As a result we have sold, liquidated or closed down substantially all of our non-bond related businesses.

We have been severely affected by deterioration in the market for tax-exempt bonds and other instruments of the type we own.

Over the past several years, there has been a major deterioration in the market for tax-exempt bonds and other instruments that are a major part of our assets.  This, combined with the factors that have affected credit markets and financial institutions throughout the nation, continued to affect us in 2010 and are likely to affect our operations in the current year.  We are unable to originate new tax-exempt bonds and we have had to reduce the carrying value of those we own, as well as reducing the value of taxable loans we hold.

Despite the sale of assets and business segments we continue to have liquidity problems and substantially all of our assets are encumbered.

Although we previously sold investment assets to generate cash or to minimize our obligations related to future funding requirements, we continue to face a significant shortage of liquid assets.  Substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  We may need to sell assets into unfavorable markets or at distressed prices.

As a result of our reductions in revenues, we may continue to incur significant operating losses.

Although we have substantially reduced our operating expenses and much of our debt, we continue to be obligated on debt we incurred when we were a much larger company.  Our revenues may not be sufficient to pay our current operating expenses and debt service and we may continue to incur significant operating losses.  This could force us to continue to sell assets into difficult market conditions.

Most of our lenders have the right to require us to repay what we have borrowed or could require us to post additional collateral.

We have $61.3 million of debt at December 31, 2010 that had matured, but our lenders have provided forbearance agreements until June 30, 2011.  In addition, we have $169.2 million of debt that has a reduced interest pay rate, currently 0.75%.  This rate is due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.5%.  We do not currently have the liquidity to meet these payments.  To the extent these arrangements are not extended or modified these lenders have the right to require us to repay the debt in full or post additional collateral.  Also, we are subject to the constant possibility that one or more of our lenders will assert that the current market value of the assets that secure their loans (which in most instances our lenders determine) has fallen below required levels and that we must either post additional collateral or reduce the amount of our borrowings.

If we were forced to sell all our pledged assets, the total sales price might not be sufficient to enable us to repay all our borrowings.

There is a significant possibility that if our lenders forced us to sell the assets we have pledged as collateral into the current market, the total sale proceeds would not equal our total secured borrowings.  If that occurred, we would not be able to repay all of our secured borrowings and we would not be able to repay any of our unsecured borrowings.

We are facing defaults and delinquencies with respect to many of the debt instruments we hold.

We hold various types of debt instruments.  Our largest holding is of tax-exempt bonds relating to affordable housing developments.  We also hold other types of tax-exempt and taxable bonds.  The delinquency rate (the unpaid principal balance of bonds on non-accrual compared to our total bond portfolio’s unpaid principal balance) at December 31, 2010, with regard to our bonds is 10.1%, or $135.9 million.  Additionally, although bonds in our portfolio have operated with debt service coverage ratios (the trailing 12-month property level net operating income divided by annual property level debt service) below 1.0x for extended periods of time without defaulting, approximately $350.0 million or 32% of the performing mortgage revenue bond portfolio had a debt service coverage ratio of less than 1.0x at December 31, 2010, of which approximately $175 million or 16% is below a 0.9x debt service coverage ratio.  The delinquency rate with regard to most of the other types of debt instruments, primarily loans, that we hold, is 44.8%, or $58.9 million, at December 31, 2010.  Even in instances in which developers guaranteed loans secured by projects they developed, many of the developers appear to be having financial problems that cast doubt on their ability to fulfill their guarantees if they are called upon to do so.  We have reduced the carrying value of our defaulted assets, but the values realized could be even less if foreclosures were required or if our borrowers filed for bankruptcy protection.

Increases in interest rates may adversely affect the value of our bonds and increase our borrowing costs.

The Company has exposure to changes in interest rates because all of its investments in bonds pay a fixed rate of interest, while substantially all of the Company’s bond related debt is variable rate.  A significant portion of the Company’s variable rate exposure is not hedged by interest rate swaps or caps and the Company does not have the credit standing to enter into any new interest rate swaps and has limited liquidity to purchase any new interest rate caps.  A rise in interest rates or an increase in credit spreads could cause the value of certain bond investments to decline, increase the Company’s borrowing costs and make it ineffective for the Company to securitize its bonds.

We do not, and cannot, fully hedge against interest rate risks.

Significant portions of the money we use to make investments are borrowed under arrangements that bear interest at floating rates.  Therefore, an increase in prevailing interest rates could make it substantially more expensive for us to continue to hold investments, while at the same time reducing the prices at which we could dispose of those investments.  We do not fully hedge our exposure to changes in interest rates and so we are exposed to the risks of unfavorable changes in interest rates beyond our hedging activities.

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

We do not have the credit standing to enter into any new interest rate swaps and we have limited liquidity to purchase any new interest rate caps.  As a result, we may not able to obtain such hedges even if they are generally available in the marketplace.

Our bonds are illiquid and may be difficult to sell at fair value.

Substantially all of the Company’s bond investments are illiquid, which could prevent sales at favorable terms and make it difficult to value the bond portfolio. Our bond investments are unrated and unenhanced and, as a consequence, the purchasers of the Company’s bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market.  This lack of liquidity complicates how the Company determines the fair value of its bonds as there is limited information on trades of comparable bonds.  Therefore, there is a risk that if the Company needs to sell bonds the price it is able to realize may be lower than the carrying value (i.e., fair value) of such bonds.  Such differences could be material to our results of operations and financial condition.

Substantially all of our taxable loans are illiquid, which could prevent us from consummating sales on favorable terms and makes it difficult for us accurately to value our investment portfolio.

There is no regular trading market for most of our taxable loans.  This could result in a serious lack of liquidity, particularly during weak markets, such as those that have prevailed for the past three years.  The lack of liquidity could seriously adversely affect the price for which we could sell our taxable investments if necessary.

Our bonds are all in securitization trusts or serve as collateral for securitization trusts and could be the subject of a forced sale.

At December 31, 2010, substantially all of the Company’s bond investments were either in securitization trusts or pledged as collateral for securitization programs, notes payable or other debt.  In the event a securitization trust cannot meet its obligations, all or a portion of bonds held by or pledged to the trust may be sold to satisfy the obligations to the holders of the senior interests. In the event bonds are liquidated, no payment will be made to the Company except to the extent that the sales price received for the bond exceeds the amounts due on the senior obligations of the trust.  In addition, if the value of the bond investments within the securitization trusts or pledged as additional collateral decreases, the Company may be required to post cash or additional investments as collateral for such programs.  In the event the Company has insufficient liquidity or unencumbered investments to satisfy these collateral requirements, certain bonds within the securitization trusts may be liquidated by the third-party credit enhancer to reduce the collateral requirement.  In such cases, the Company would lose the cash flow from the bonds and its ownership interest in them.  If a significant number of bonds were liquidated, the Company’s financial condition and results of operations could be materially adversely affected.

We depend on the availability of renewable credit enhancement and liquidity facilities for our securitization trusts.

Under GAAP, the senior interests we sell in the securitization trusts we sponsor are treated as bond related debt.  A substantial portion of this bond related debt is subject to third party credit enhancement agreements and liquidity facilities that mature prior to the time that the underlying bonds in the trusts mature or are expected to be redeemed.  If the Company were unable to renew or replace its third party credit enhancement and liquidity facilities, the Company might not be able to extend or refinance its bond related debt.  In that instance, the Company could be subject to bond liquidations to satisfy the claims of the holders of the senior interests.  If the Company were unable to extend or refinance its non-bond related debt, whether through the extension or replacement of third party credit enhancement and liquidity facilities or through the placement of bond related debt without the benefit of third party credit enhancement and liquidity facilities, the Company could experience higher bond related debt costs.  If a significant number of bonds were liquidated or if bond financing costs increased significantly, the Company’s financial condition and results of operations could be materially adversely affected.  The Company’s senior interests and debt owed to securitization trust balance was $748.1 million at December 31, 2010, of which $71.3 million and $598.3 million have maturing credit enhancement and liquidity facilities in 2011 and 2013, respectively.

There are restrictions on the ability of our primary bond subsidiary to make distributions to us.

Substantially all of the Company’s bond investments are held by MuniMae TE Bond Subsidiary, LLC (“TEB”), a 100% subsidiary of the Company.  Under TEB’s operating agreement with its preferred shareholders, there are covenants related to the type of assets in which TEB can invest, the incurrence of leverage, limitations on issuance of additional preferred equity interests, limitations on cash distributions to MuniMae and certain requirements in the event of merger, sale or consolidation.  At December 31, 2010:

•	TEB’s leverage ratio was 59.9%, which was below the incurrence limit of 60%;

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute cash to MuniMae is limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than from Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

We have been unable to remarket our bond subsidiary’s preferred shares, which adversely affects our subsidiary’s ability to make distributions to us.

Beginning in June 2009, TEB has been unable to conduct successful remarketings of its mandatorily redeemable and perpetual preferred shares.  This has caused the distributions owed to the TEB preferred shareholders to increase, which has resulted in a reduction to the amount of TEB income that can be distributed to the Company.  If TEB continues to be unsuccessful with future remarketings, TEB could experience additional increases in payments to its preferred share distributions, which would result in further reductions to its common distributions to the Company and those changes could be material.

Our bond subsidiary stock is pledged as collateral and we are subject to restrictions governing how we use our subsidiary’s cash flow.

All of TEB’s common stock is pledged by the Company to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, we entered into a forbearance agreement with this creditor that requires us to set aside a portion of the common distributions we receive from TEB.  The set aside equals 50% of common distributions, less $0.8 million, for quarterly distributions beginning in the fourth quarter of 2010 and continuing through the third quarter of 2011.  For quarterly distributions beginning in the fourth quarter of 2011 and continuing until TEB is in compliance with both its leverage ratio and liquidation preference ratios, the set-aside is equal to 50% of common distributions.  Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The set-aside is anticipated to be utilized by the Company to repurchase and retire various perpetual and mandatorily redeemable preferred stock issued by TEB.  While such purchases will benefit us by reducing our obligations senior to TEB’s common stock we may not be able to access the set-aside funds for other Company purposes which would exacerbate our liquidity issues.

TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae.  Any unrestricted distributions by TEB will be remitted to TEI and TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity and net worth requirements related to a TEI debt agreement.  The most restrictive covenant, a net worth requirement, requires TEI to maintain a minimum net worth of $125 million.  At December 31, 2010, TEI’s net worth was $169.7 million.

Economic conditions adversely affecting the real estate market have had a material adverse effect on us.

Because the assets we own and manage are directly or indirectly secured by multifamily residential properties and other commercial real estate, the value of our investments is adversely affected (and those effects may be substantial) by macroeconomic conditions or other factors that adversely affect the real estate market generally, or the market for multifamily real estate in particular, either nationally or in regions in which we have or manage significant investments.  These possible negative factors (many of which have recently occurred) include, among others:

•	high levels of unemployment and other adverse economic conditions, regionally or nationally;

•	decreased occupancy and rent levels due to supply and demand imbalances;

•
changes in interest rates that affect the value of the debt instruments or the value of the real estate that secures the debt instruments that we own, or that affect the availability of attractive investment opportunities; and

•
lack of mortgage financing and reduced availability of mortgage financing, each of which can affect the prices for which real estate can be sold or even the ability to sell real estate at any acceptable price.

The market value, availability or cost of our investments and investment opportunities could be adversely affected by changes in prevailing interest rates.

Most of the investments we hold or manage are debt instruments or are similar to debt instruments.  The value of those investments can be severely affected by changes in prevailing interest rates.  In particular, a significant increase in prevailing interest rates for taxable or tax-exempt debt instruments substantially reduces the market value of investments we hold.  In addition, it could reduce the availability of new investment opportunities and increase the competition for those investments.

We can lose money on the transactions we undertake to hedge against losses due to interest rate movements.

Sometimes we hedge against interest rate movements by purchasing options, but in many instances, we have hedged against increases in interest rates, which generally cause declines in the value of our debt instruments, by entering into transactions that are expected to increase in value as interest rates rise.  The risk of a loss in value if interest rates fall is the cost of the protection we receive by entering into these transactions.  Further, the recent financial disruptions led to market anomalies where the value of swaps we had purchased to hedge against a decline in the value of a portfolio of tax-exempt bonds we held, fell at the same time the value of the tax-exempt bonds declined.  While this was a very unusual situation, it reflects the fact that many hedges involve a degree of risk themselves.

The value of our tax-exempt investments could be adversely affected by changes in government tax incentive programs.

There is no guarantee that the government will not pass legislation that could adversely affect the value of our tax-exempt bonds. The government could make changes in the tax laws that, while not directly affecting our tax-exempt bonds, could make them less valuable to investors.  For example, if the federal government were to lower marginal federal income tax rates, our bonds would likely decline in value.  Congress could also pass laws that make competing investments more attractive than tax-exempt bonds, which would also make our bonds less valuable.  A discussion of U.S. federal tax considerations that affect us and our shareholders appears in Item 1.  Business – “Federal Income Tax Considerations.”

Most of our assets are pledged as collateral for borrowings that could go into default causing us to suffer significant losses.

Substantially all of our assets are encumbered.  Most of our secured debt that is not part of a bond securitization transaction has matured, and most of our lenders could have required us to repay the indebtedness.  If our secured lenders had required us to repay the indebtedness and we had been unable to do so (which, in view of recent market conditions, would likely have been the case with regard to many of our borrowings), the lenders would have been able to liquidate the assets that secure the indebtedness.  If these lenders required us to repay all debt that is due, we would have to liquidate assets under difficult market conditions at amounts that would likely be insufficient to repay all such debt that is due resulting in bankruptcy or adverse consequences to us.

We must be careful not to become subject to the Investment Company Act of 1940 because if we were subject to that Act, we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our activities to be sure we do not become subject to regulation as an investment company under the Investment Company Act of 1940.  We are exempt from the Investment Company Act because of an exemption for companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  If we were regulated as an investment company under the Investment Company Act, we would be subject to extensive regulation and restrictions relating to capital structure, dividends and a number of other matters.  Among other things, we would not be able to borrow money.  Therefore, if due to a change in our assets or in the value of particular assets, we were to become subject to the Investment Company Act, either we would have to restructure our assets so we would not be subject to that Act or we would have to change materially the way we do business.  Either of those changes could require us to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses of value as a result.

We continue to have material weaknesses in our internal control over financial reporting which substantially increases the cost of ensuring that there will not be misstatements in our financial statements.

A material weakness in internal control over financial reporting means that there are deficiencies that present a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because there have been, and continue to be, material weaknesses in our internal control over financial reporting, we have had to use means other than reliance on our internal control over financial reporting to prevent material misstatements in our financial statements.  These alternative means have been very labor intensive and have contributed significantly to the high costs and delays we have incurred in preparing our financial statements.  Further, while we believe these alternative means have been effective in allowing us to prepare the GAAP compliant financial statements contained in this Report, there will continue to be a risk of material weaknesses in our internal control over financial reporting.

We will continue to incur major costs in the preparation and audit of our financial statements, which could adversely affect our financial results.

We are trying to develop sufficient accounting and finance capability and systems to be able to prepare our financial statements and perform a significant portion of our tax return preparation work ourselves instead of using outside consultants.  However, in 2009 and 2010 we continued to incur higher than normal financial statement preparation and audit costs.  Although we believe we can reduce these costs in 2011 and beyond, there can be no assurance that we will be able to achieve such reductions.  These financial statement preparation and audit costs could have a material adverse effect on our results of operations.

The SEC staff has notified us that the SEC could take steps to de-register or suspend trading in our shares, either of which could have a material adverse effect on both the market value of and the ability to trade our shares.

We have received correspondence from the SEC’s Division of Corporation Finance notifying us of the Company’s status as a non-current filer and advising the Company that the SEC could bring an administrative proceeding to revoke the Exchange Act registration of our common shares or could order the suspension of trading in our common shares.  If the registration of our common shares is revoked or trading is suspended, our common shares would no longer be quoted on the Pink Sheets and the public trading of our common shares would effectively terminate.  If there were no longer a public trading market for our shares, investors would find it difficult, if not impossible, to buy or sell common shares publicly or to obtain accurate quotations for prices at which common shares may be purchased or sold.  As a result, the price of our shares would likely decline.

The SEC staff previously inquired into the reasons for our restatements and if the SEC decided to take any substantial action against us it could adversely affect our business.

After we announced in September 2006 that we would be restating our financial statements for 2005 and prior years, the Philadelphia Regional Office of the SEC informed us that it was conducting an informal inquiry concerning us and requested the voluntary production of documents and information concerning, among other things, the reasons for that restatement and for our prior restatement.  We provided the requested documents and information and cooperated fully with the informal inquiry.  The SEC staff has not taken any further action.  We cannot provide any assurance that the SEC will not take any action in light of our restatement or our filing delinquencies and deficiencies, including the lack of filing quarterly information or management not completing its assessment of the effectiveness of our internal control over financial reporting for any of the periods presented in this Report.  Any substantial action against us by the SEC could adversely affect our business.

The book value of our assets is not necessarily the amount for which they could be sold at any point in time, and if we currently were forced to sell significant assets, we probably would not realize their full book value.

Our assets include a variety of bonds, loans and other debt instruments.  Under GAAP, in most instances these bonds, loans and other debt instruments are recorded at their fair value on each balance sheet date.  In other instances, they are carried at amortized cost (i.e., unpaid principal balances less any deferred costs or fees) unless we determine that they are impaired in which case the book values of those assets are reserved against or written down to their estimated fair values.  The estimated fair values of the assets are determined using quoted market prices, if available, or with discounted cash flow models considering expected cash flows and market yields.  The prices for which we can sell particular bonds, loans or other debt instruments at a point in time are affected by current market conditions at that time.  As discussed under Item 1A. Risk Factors – “Risks Related to Our Business,” under current market conditions, the prices for which we can sell the bonds, loans and other debt investments we own are lower, often significantly,  than the prices for which they could be sold under normal market conditions.

We have provided guarantees with respect to certain of the tax credit equity funds that we sponsored, and if we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

Although we have sold most of our low income housing tax credit business, we guaranteed availability of tax benefits and minimum returns on investment to investors in some of the tax credit equity funds that we sponsored.  We have not sold our interest in those funds and in some cases where we have sold our interest in the funds we have indemnified the purchaser from investor claims related to guarantees on these funds.  We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees.  The ability of investors in tax credit equity funds we sponsor to benefit from low income housing tax credits requires that the partnerships in which those funds invest operate affordable housing properties in compliance with a number of requirements in the Code and the Regulations under it.  Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees.

Similarly, although we sold most of our renewable energy business, we guaranteed the availability of tax benefits and a minimum yield to investors in some of the solar funds we sponsored.  We have not sold our interest in these funds and we continue to be obligated on our guarantees to the investors in those funds.  Among other things we must continue to own and operate the facility through the credit recapture period.  If we did not comply with these requirements there would be a recapture of credits, potentially creating liability under our guarantees.

If we were to become obligated to perform on our tax credit or solar fund guarantees our financial condition and results of operation would suffer.

A portion of our market rate investments are subordinated or are otherwise junior in right of payment to other obligations and if our borrowers are unable to make all required payments, we may suffer losses.

When we hold junior or subordinated debt instruments, if the borrower is unable or fails to make all of its required payments, we will not be paid until all the senior securities have been paid in full.  Further, in most instances we cannot, without the consent of the senior holders, take actions that might protect our interests.  That can further reduce the likelihood of our receiving the full sum due to us if a borrower becomes insolvent.  At December 31, 2010, we had bond and loan investments with a carrying value of $47.5 million, which were subordinate to more senior interests.

In the sale of our Agency Lending business, we agreed to share losses (up to specified levels) on loans that we underwrote and sold to Fannie Mae and Freddie Mac.

Prior to the sale of our Agency Lending business, we participated in the Fannie Mae DUS and Freddie Mac Program Plus programs.  The terms of our participation required that we assume responsibility for a portion of any loss that may result from borrower defaults including foreclosure, based on Fannie Mae’s and Freddie Mac's loss sharing formulas.  Under the Fannie Mae DUS program, we were generally responsible for the first 5% of the unpaid principal balance and 25% of any additional losses with a maximum cap of 20% of the original principal balance.  Certain loans have a maximum cap of 30% and 40% and different loss sharing percentages.  Under the Freddie Mac Program Plus program, we were generally responsible for the first 8% of the unpaid principal balance.  Under the agreement by which we sold this business we agreed to reimburse the purchaser up to $30 million for loss sharing losses on loans acquired from us for the first four years after the sale or May 2013.  Losses under this agreement are to be paid by reducing the par amount of preferred shares we received as part of the sale price of the business.  At December 31, 2010 reductions totaled $1.0 million.  We also have a $2.3 million cash risk of loss on other loans sold in this transaction of which $1.2 million has been incurred and paid.  Although our losses to date under these guarantees have been minimal, that may not always be the case and a material increase in these losses could have a negative impact on our financial condition or results of operations.

Risks Relating to Ownership of Our Shares

Our Board can issue an unlimited number of common or preferred shares, which could reduce our book value per common share and earnings per common share and the cash or other assets available for distribution per common share upon liquidation or otherwise.

Under our Operating Agreement, our Board of Directors can authorize, without any requirement of shareholder approval, the issuance of an unlimited number of common shares.  Although New York Stock Exchange (“NYSE”) rules previously imposed some limitations on our ability to issue shares without shareholder approval, our shares are not currently listed on the NYSE.  Issuances of common shares could dilute the book value or the net income per common share or the cash per share available for distribution to common shareholders.  Our Board can also authorize, without any requirement of shareholder approval, the issuance of an unlimited number of shares with preferences over the common shares as to dividends, distributions on liquidation and other matters, other than voting.  This could reduce the book value and net earnings that would be allocable to our common shares and the cash or other assets that are available for distribution to our common shareholders either periodically or upon our liquidation.

We have stopped paying dividends and it is unlikely we will resume paying them in the foreseeable future.

In January 2008 in response to deteriorating market conditions and our increasing costs, our Board reduced the dividend for fourth quarter 2007 to $0.33 from $0.53 for third quarter 2007.  Our Board has not declared any dividend since then.  Our Board considers a number of factors in deciding whether we should pay a dividend for a quarter.  However, in view of the difficulty we are having generating the cash we need for our operations and to satisfy our lenders, it is unlikely that we will pay a dividend in the foreseeable future.  It is possible that we will never resume the payment of dividends.

Our shareholders may be taxed on their respective shares of our taxable income, even if we do not make distributions to them.

We are a limited liability company, not a corporation, and we have elected to be taxed as though we were a partnership.  Because of that, our taxable income and loss, and our other tax attributes (including the tax-exempt nature of some of the interest we receive) are treated, at least for U.S. federal income tax purposes, as the taxable income or loss and other tax attributes, of our shareholders.  That avoids the double tax to which corporations and their shareholders usually are subject, and enables our shareholders to benefit from the fact that a portion of our income is exempt from federal income tax.  However, if we have taxable income in excess of the sums we are able to distribute to our shareholders, our shareholders will be taxed on sums they do not receive, since under the rules of partnership taxation our shareholders are taxed based on our taxable income and not on our distributions.  In addition, much of our tax-exempt income is subject to the alternative minimum tax (“AMT”) for federal income tax purposes and shareholders who are subject to the AMT could be subject to tax on such income even if we do not distribute it.  In 2010, although we had losses for financial accounting purposes and we passed through to our shareholders for tax purposes capital losses due to bond sales and closing out of derivative positions, we also passed through to our shareholders tax-exempt interest income and some taxable interest income.  In addition, as a result of the rules applicable to partnership taxation, shareholders who have a low basis in our shares may have capital gains allocated to them even when the Company itself had a capital loss.

One of our shareholders has the right to designate one, and in some circumstances two, of our directors, which is a right that is not available to any other of our shareholders.

Under our organizational documents (since our inception), Shelter Development Holdings, Inc., which is controlled by Mark Joseph, the Chairman of our Board, or its successor has the right to appoint one of our directors, or, if we have more than 10 directors, it has the right to appoint two of our directors.  This right is not available to any other of our shareholders.

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

•
One third of our directors (except one, or in some circumstances two, directors designated by Shelter Development Holdings, Inc.) are elected each year to three-year terms. That could delay the time when somebody who acquires voting control of us could elect a majority of our directors.

The above provisions could deprive our shareholders of opportunities that might be attractive to many of them.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we lease approximately 35,000 sq. feet of office space pursuant to a lease that expires in January 2014.  We sublease approximately 21,000 sq. feet of our Baltimore office space to a third party tenant at market rates.  We also have an office in Tampa, Florida where we lease approximately 34,000 sq. feet of office space pursuant to a lease that expires in 2016, 32,021 sq. feet of which is subleased to two third party tenants at market rates.

As of the date of this Report, we also lease office space in Chicago, Illinois, and Irvine, California.  We are attempting to sublease the Irvine office space and since December 31, 2007 we have closed or disposed of a number of regional offices due to sales of our businesses or market conditions.  We believe our facilities are suitable for our requirements and are adequate for our current and contemplated future operations.

Item 3.  LEGAL PROCEEDINGS

Except as described below, we are not nor are any of our subsidiaries a party to any material pending litigation or other legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would be likely to have a material adverse effect on our results of operations or financial condition.

After the Company announced in September 2006 that it would be restating the financial statements for 2005 and prior years, the Philadelphia Regional Office of the SEC informed the Company that it was conducting an informal inquiry and requested the voluntary production of documents and information concerning, among other things, the reasons for the  restatement.  The Company provided the requested documents and information and has cooperated fully with the informal inquiry.

In the first half of 2008, the Company was named as a defendant in 11 (subsequently reduced to nine) purported class action lawsuits and six (subsequently reduced to two) derivative suits.  In each of these class action lawsuits, the plaintiffs claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  The class action lawsuits have been consolidated into a single legal proceeding pending in the United States District Court for the District of Maryland.  By court order, a single consolidated amended complaint was filed in the class actions on December 5, 2008 and the cases will proceed as one consolidated case.  Similarly, a single consolidated amended complaint was filed in the derivative cases on December 12, 2008 and these cases will likewise proceed as a single case.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  A derivative suit is a lawsuit brought by a shareholder of a corporation, not on the shareholder's own behalf, but on behalf of the corporation and against the parties allegedly causing harm to the corporation.  Any proceeds of a successful derivative action are awarded to the corporation, except to the extent they are used to pay fees to the plaintiffs’ counsel and other costs.  The derivative cases and the class action cases have all been consolidated before the same court.  The Company has filed a motion to dismiss the class action and the motion is before the court for decision. Due to the inherent uncertainties of litigation, and because these specific actions are still in a preliminary stage, the Company cannot reasonably predict the outcome of these matters at this time.

In October 2008, Navigant Consulting, Inc. (“Navigant”) filed suit against the Company for $7.8 million in consulting fees billed to the Company related to Navigant’s services in connection with the restatement, development of accounting policies and business unit services. The Company and Navigant settled the lawsuit in January 2010.

In December 2009, the Company received correspondence from the SEC’s Division of Corporation Finance (“Corp Fin”) noting the Company’s status as a non-current filer and advising the Company that the SEC could, in the future, bring an administrative proceeding to revoke the Exchange Act registration of the Company’s common shares and/or order, without further notice, the suspension of trading of the Company’s common shares.  The Company has provided notice Corp Fin of each significant disclosure the Company has made since the receipt of their letter in order to keep them apprised of the Company's progress toward becoming a current filer.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until February 5, 2008, our common stock was listed on the NYSE under the symbol “MMA.” Since then, it has been traded in the over the counter market under the symbol “MMAB.PK.”  The following table shows the high and low sales prices for our common stock during the years ended December 31, 2010, 2009 and 2008 indicated in consolidated trading reported by the over the counter market quotation system known as the Pink Sheets, and the cash dividends we declared per share:

	Common Shares			Cash Dividends
	High/Low Prices			Per Share
Fiscal Quarter	2010	2009	2008	2010		2009		2008
First	$0.29-0.16	$0.97-0.15	$17.45-4.20	$	−	$	−	$0.33	(1)
Second	0.41-0.11	0.55-0.32	5.85-2.47		−		−	−
Third	0.16-0.08	0.79-0.28	3.03-0.37		−		−	−
Fourth	0.30-0.10	0.78-0.18	0.97-0.12		−		−	−

(1)	This is the Company’s fourth quarter 2007 dividend, declared and paid in the first quarter 2008.

Prior to the fourth quarter of 2007, we paid increasing dividends to our shareholders for 43 consecutive quarters.  In January 2008, in response to deteriorating market conditions and our increasing costs, our Board reduced the dividend for the fourth quarter of 2007 to $0.33 down from $0.53 for third quarter 2007.  Nonetheless, the total dividends for 2007 exceeded the operating cash we generated in that year.  In May 2008, our Board did not declare any dividend for the first quarter 2008 and our Board has not declared any dividend since then.  It is unlikely that we will pay a dividend in the foreseeable future.

On March 25, 2011, the last sale price of our common shares reported in the over the counter market was $0.11.  On that day, there were approximately 2,018 holders of record of our common shares. We issued Schedule K-1s to approximately 22,000 persons who were beneficial owners of our shares during 2010.  However, those persons were not necessarily all beneficial owners at the same time.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table contains selected financial data that are derived from our audited consolidated financial statements for the periods or as of the dates indicated.  These historical results are not necessarily indicative of the results to be expected in the future.

	For the years ended December 31,
(in thousands, except per share data)	2010		2009		2008	2007	2006
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Interest, fee and other income (1)		$104,749		$129,749	$178,558	$238,230	$200,153
Revenue from consolidated funds and ventures (2)		2,928		5,022	5,521	19,954	2,010
Total revenue		107,677		134,771	184,079	258,184	202,163

Interest expense and other expenses (1)		(135,786)		(196,185)	(439,894)	(358,146)	(205,503)
Expenses from consolidated funds and ventures (2)		(5,989)		(11,101)	(9,501)	(7,196)	(3,514)
Total expenses		(141,775)		(207,286)	(449,395)	(365,342)	(209,017)

Net gains (losses) on asset sales, derivatives and extinguishment of liabilities		11,805		(11,676)	(55,057)	(3,003)	15,327
Equity in (losses) earnings of unconsolidated ventures		(217)		(1,710)	(666)	4,160	5,556
Equity in losses from Lower Tier Property Partnerships (2) (3)		(46,658)		(59,149)	(51,875)	(32,362)	(14,702)
Loss from continuing operations before income taxes		(69,168)		(145,050)	(372,914)	(138,363)	(673)
Income tax benefit (expense)		772		(608)	(135)	(3,023)	(1,448)
Loss from discontinued operations, net of tax (4)		(4,061)		(234,474)	(500,519)	(432,185)	(304,466)
Net loss		(72,457)		(380,132)	(873,568)	(573,571)	(306,587)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company		(9,865)		(9,372)	(9,208)	(9,424)	(9,208)
Net (losses) income allocable to noncontrolling interests in consolidated funds and ventures(2) (3):
Related to continuing operations		53,854		67,738	57,634	24,484	16,140
Related to discontinued operations		(241)		177,926	451,287	460,319	353,302
Net (loss) income to common shareholders		$(28,709)		$(143,840)	$(373,855)	$(98,192)	$53,647

(LOSS) EARNINGS PER COMMON SHARE:
Basic (Loss) Earnings:
(Loss) earnings from continuing operations		$(0.60)		$(2.18)	$(8.21)	$(3.22)	$1.12
(Loss) earnings per common share		(0.71)		(3.59)	(9.45)	(2.50)	1.39
Diluted (Loss) Earnings:
(Loss) earnings from continuing operations		(0.60)		(2.18)	(8.21)	(3.22)	1.12
(Loss) earnings per common share		(0.71)		(3.59)	(9.45)	(2.50)	1.37

DISTRIBUTIONS:
Cash dividends paid to common shareholders	$	−	$	−	$13,024	$81,814	$77,103
Distributions per common share		−		−	0.33	2.08	2.00

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
CONSOLIDATED BALANCE SHEETS DATA:
Bonds (1)	$1,231,036	$1,348,133	$1,426,439	$2,113,411	$1,770,113
Other assets (1)	226,505	293,072	830,011	1,504,015	1,828,944
Assets of consolidated funds and ventures (4)	601,995	628,505	5,103,548	5,450,065	4,884,757
Total assets	2,059,536	2,269,710	7,359,998	9,067,491	8,483,814

Debt (1)	1,143,886	1,287,050	1,596,281	2,328,641	2,219,130
Mandatorily redeemable preferred shares	133,529	160,866	162,250	162,230	162,168
Other liabilities	53,901	75,220	260,580	534,395	581,018
Liabilities of consolidated funds and ventures (4)	27,815	52,447	1,091,557	1,831,816	2,045,148
Total liabilities	1,359,131	1,575,583	3,110,668	4,857,082	5,007,464

Noncontrolling interests in consolidated funds and ventures (4)	569,556	567,383	3,990,061	3,524,201	2,639,749
Perpetual preferred shares	168,686	168,686	168,686	168,686	168,686
Total shareholders’ (deficit) equity	(37,837)	(41,942)	90,583	517,522	667,915

(1)
The significant decrease in interest, fees and other income and interest and other expenses is primarily due to the sales and liquidation of businesses and assets due to our liquidity issues.  From 2006 to 2010, this reduced our bonds and loans, as well as our debt and debt expense.  See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
These amounts represent income statement data of our consolidated funds and ventures that the Company has a minor legal interest in.  See “Notes to Consolidated Financial Statements - Note 20, Consolidated Funds and Ventures” included in this Report.

(3)
These amounts primarily represent the losses related to the LIHTC Funds that are consolidated under ASC 810.  Virtually all of the losses are allocated to the limited partners in the LIHTC Funds.  This allocation is included in the “Net losses allocable to noncontrolling interest in consolidated funds and ventures.”  See “Notes to Consolidated Financial Statements - Note 20, Consolidated Funds and Ventures” included in this Report.

(4)	The assets, liabilities and noncontrolling interests in consolidated funds and ventures decreased significantly in 2009, primarily due to the sale of our TCE business in 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

At the beginning of 2007, we operated three primary divisions, as described below.

•	The Affordable Housing Division was established to conduct activities related to affordable housing through three reportable segments, as follows:

o	TCE - A business which created investment funds and finds investors for such funds that receive tax credits for investing in affordable housing partnerships (LIHTC Funds).

o	Bonds - A business which originates and invests primarily in tax-exempt bonds secured by affordable housing.

o	Affordable Debt - A business which originates and invests in loans secured by affordable housing.

•	The Real Estate Division was established to conduct real estate finance activities through two reportable segments, as follows:

o
Agency Lending - A business which originated both market rate and affordable housing multifamily loans with the intention of selling them to government sponsored entities (i.e., Fannie Mae and Freddie Mac or through programs created by them.  This division also sold permanent loans to third party investors and the loans are guaranteed by Ginnie Mae and insured by HUD).

o
Merchant Banking - A business which provided loan and bond originations, loan servicing, asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects, including the sale of permanent loans to third party investors.

•	The Renewable Ventures Division was established to finance, own and operate renewable energy and energy efficiency projects.

The Company has sold, liquidated or closed down substantially all of its non-bond related businesses.

Current Liquidity Issues

The Company plans to continue to work with its capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, the Company will have to continue to reduce its operating costs in order to be a sustainable business.  All of these actions are being pursued in order to achieve the objective of the Company continuing operations.  However, management’s objective is dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service the Company’s non-bond related debt and the Company’s on-going operating expenses.  However, there can be no assurance that management will be successful in addressing the Company’s liquidity issues.  More specifically, there is uncertainty as to whether management will be able to restructure or settle its non-bond debt in a sufficient manner to allow for the Company’s cash flow to support its operations.  Our ability to restructure our debt is especially important with respect to our subordinate debt.  We currently pay an interest rate of 0.75% on $169.2 million (unpaid principal balance) of subordinate debt.  This rate is due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.5%.  We do not currently have the liquidity to meet these payments and substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to the Company’s ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding the Company’s bond investing activities that could impact the Company’s ability to generate sufficient cash flow from the bond portfolio (see Item 1A. Risk Factors – “Risks Related to Our Business”).  These uncertainties could adversely impact the Company’s financial condition or results of operations.  In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Consolidated Funds and Ventures

We are associated with numerous investments in partnerships and other entities that primarily hold or develop real estate, although some of these investments are related to the development of renewable energy projects.  In most cases our direct or indirect legal interest is minimal in these entities; however, we apply ASC 810 in order to determine if we need to consolidate any of these entities.  There is considerable judgment in assessing whether to consolidate an entity under these accounting principles.  Some of the criteria we are required to consider include:

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

•
if the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value.  Substantially all of our consolidated entities are investment entities that own real estate or real estate related investments and as such there are judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any).  In addition, the determination of investor discount rates and capitalization rates is needed.

Prior to the sale of our TCE business, we or funds we manage had investments in over 2,000 entities, the majority of which are considered to be VIEs and therefore were subject to the application of ASC 810.  Based on the application of ASC 810 or similar accounting pronouncements, we consolidated over 200 of these entities prior to the TCE business sale in July 2009.  Due to the sale of the TCE business and the wind down of our other businesses the magnitude of entities that we consolidate has substantially decreased.  As of December 31, 2010, we consolidate one GP Take Back, 11 LIHTC Funds and two solar funds.

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds.  We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  We estimate the fair value of our bonds using quoted prices, where available; however, most of our bonds do not have observable market quotes.  For these bonds, we estimate the fair value of the bonds by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates.  For non-performing bonds, given that we have the right to foreclose on the underlying property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs.  There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations.  We had $93.2 million of net cumulative impairment, net of unrealized gains, reflected in our bond portfolio at December 31, 2010.  Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses attributable to loans held for investment.  The allowance for loan losses is composed of two different components, including a loan-specific allowance based on the provisions of ASC No. 310, “Receivables” and an unallocated allowance attributable to the remaining portfolio based on the provisions of ASC No. 440, “Commitments.”

We perform systematic reviews of our loan portfolio throughout the year to identify credit risk and to assess overall collectability.  The Company’s credit risk rating process is inherently subjective and is based on judgments related to the borrower’s past performance, the current status of the loan and the performance of the underlying collateral.  The credit risk rating process is integral to our determination of which loans are considered impaired and it also has a significant impact on the determination of our unallocated loan loss as we apply our loss experience based on our credit ratings.

For impaired loans, we determine if a specific loan loss is required.  Specific impairment losses are measured based upon:

•	the borrower’s overall financial condition and historical payment record;

•	the prospects for support from any financially responsible guarantors; and

•	the net realizable value of any collateral, if appropriate.

This measurement process is judgmental and in most cases the impairment measure is based on the fair value of the underlying collateral, which is primarily real estate related assets.  Real estate valuations require significant estimates and assumptions such as rental or lease revenue, operating expenses, vacancy considerations and investor discount and capitalization rates.  In addition, many of our properties are low income housing apartment properties that have tax credits associated with them that we value for purposes of determining impairment.  The values of these tax credits is based on the performance and compliance of the property with guidelines established to qualify for the tax credits.  Future non-compliance can impact the tax credit value through loss of credits or tax credit recapture.

Impairment on Equity Method Investments and Impairment on Real Estate in Lower Tier Property Partnerships

Equity Method Investments

Our consolidated LIHTC Funds hold investments in unconsolidated Lower Tier Property Partnerships.  In addition, prior to the sale of our TCE business, we directly held investments in unconsolidated Lower Tier Property Partnerships prior to placing these partnerships into LIHTC Funds.  We also hold investments in other unconsolidated real estate.  These investments are accounted for under the equity method and we assess our equity method investments for other-than-temporary impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and ASC No. 323, “Investments - Equity Method and Joint Ventures” (“ASC 323”).  Depending on whether these investments are in affordable housing properties, the pertinent accounting literature will differ.

Equity method investments in affordable housing properties

In accordance with ASC 323, we use an undiscounted cash flow approach to identify and measure other-than-temporary impairment related to our equity method investments in affordable housing properties.  The undiscounted cash flow projections provide an estimate of:

•	tax benefits associated with future federal and state tax credits;

•	tax benefits associated with future net operating losses (primarily depreciation taken on the real estate asset);

•	cash flows used by and generated from the multifamily housing properties; as well as

•	any net cash generated from a sale or disposal of the property at the end of the investment period.

If the cash flow projection provides an estimate that is less than the carrying value of the equity investment, then the investment is written down through a current period reduction to net income, a majority of which is allocated to noncontrolling interest holders.

Equity method investments that are not affordable housing properties

In accordance with ASC 323, we continuously evaluate our equity investments for other than temporary impairment.  We review the underlying assets supporting the equity investments, the properties’ performance and other factors that may be indicative of other than temporary impairment.  If other than temporary impairment is considered to have occurred, we write our equity investment down to the lower of its carrying amount or fair value.

Real Estate in Lower Tier Property Partnerships

In some cases we hold real estate because we have consolidated certain Lower Tier Property Partnerships in light of the fact that we have taken back the general partner interest in such partnerships.  Less commonly, we hold real estate through a foreclosure or deed-in-lieu of foreclosure.  Generally, the real estate is a low income housing property financed with tax credit equity or tax-exempt bonds.  We assess the appropriateness of the carrying value of the real estate based on the identification of triggering events, which are primarily events that have occurred that point to a deterioration in the assets’ performance that may result in our inability to recover our assets’ carrying value.  The Company uses an undiscounted cash flow approach to assess recoverability of the asset and where undiscounted cash flows are less than the carrying value of property, we measure impairment based on the fair value of the property.

In addition, with regard to the Lower Tier Property Partnerships in which we hold an equity investment, as discussed above, we also apply ASC 360 in order to assess impairment of the real estate asset held by these entities.  Given that we are recording a share of income or loss through our equity investment in these entities, we assess whether the impairment taken by the Lower Tier Property Partnership is adequate and adjust our equity in losses from these entities as needed.

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

Income Taxes

Municipal Mortgage & Equity, LLC is the parent entity that owns interests in various entities, some of which are corporations subject to federal and state income taxes and others of which are pass-through entities for tax purposes (meaning the owners of the partnership or other equity interests are allocated the taxable income).  Municipal Mortgage & Equity, LLC is itself a pass-through entity, and therefore, all the income (and loss), including its share of our pass-through entity subsidiaries activity, is allocated to our common shareholders.  We do not have a liability for federal and state income taxes related to our pass-through income.  However, we operate several business segments through taxable C Corp subsidiaries; and as such a portion of our income is subject to federal and state income taxes.

ASC No. 740, “Income Taxes” (“ASC 740”), establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Significant judgment is required in determining and evaluating income tax positions, including assessing the relative merits and risks of various tax treatments considering statutory, judicial and regulatory guidance available regarding the tax position.  We establish additional provisions for income taxes when there are certain tax positions that could be challenged and it is more likely than not these positions will not be sustained upon review by taxing authorities.

Judgment is also required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of our deferred tax assets.  In assessing our ability to realize the benefit of our deferred tax assets we consider information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes.  Also, see “Critical Accounting Policies and Estimates” for more information concerning the most signification accounting policies and estimates applied in determining our results of operations.

As discussed more fully in the “Notes to Consolidated Financial Statements – Note 19, Discontinued Operations,” because of the major deterioration in the capital markets beginning in 2007 and continuing into 2008, we curtailed significant aspects of our business and sold assets and businesses at substantial losses in order to obtain funds we needed to meet commitments or to satisfy creditors.  During 2009, we sold our Renewable Ventures business, Agency Lending business and TCE business.  These sales met the definition of discontinued operations, therefore, the operating activities, including the gain (loss) on disposition, are reported as discontinued operations.  See Table 12 below which outlines the results of these businesses for the periods presented and the impact to our common shareholders.  Included in these results are other dispositions that met the definition of a discontinued operation.

Even though we sold our TCE business and Renewable Ventures business, we retained certain ancillary assets which continue to be reported through continuing operations. More specifically, we retained our ownership interest in 11 LIHTC Funds and two solar funds, which we continue to consolidate because we have assessed ourselves as the primary beneficiary.  Table 11 also reflects activity of our other consolidated entities where we are the primary beneficiary or have a controlling interest.  These entities include two non-profit organizations that provide charitable services and programs for the affordable housing market, one South African investment fund and one Lower Tier Property Partnership.  The impact of these consolidated funds and ventures to our common shareholders is presented in Table 11.

The table below summarizes our consolidated financial performance for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 1
(in thousands)	2010	2009	2008	2007
Revenue:
Total interest income	$91,697	$110,968	$149,012	$212,038
Total fee and other income	13,052	18,781	29,546	26,192
Total revenue from consolidated funds and ventures	2,928	5,022	5,521	19,954
Total revenue	107,677	134,771	184,079	258,184
Expenses:
Interest expense	66,573	79,566	115,590	131,713
Operating expenses	44,212	73,802	164,504	143,817
Impairment and provision for credit losses	25,001	42,817	159,800	82,616
Total expenses from consolidated funds and ventures	5,989	11,101	9,501	7,196
Total expenses	141,775	207,286	449,395	365,342
Net gains (losses) on asset sales, derivatives and extinguishment of liabilities	11,805	(11,676)	(55,057)	(3,003)
Equity in (losses) earnings from unconsolidated ventures	(217)	(1,710)	(666)	4,160
Equity in losses from Lower Tier Property Partnerships	(46,658)	(59,149)	(51,875)	(32,362)
Loss from continuing operations before income taxes	(69,168)	(145,050)	(372,914)	(138,363)
Income tax benefit (expense)	772	(608)	(135)	(3,023)
Loss from discontinued operations, net of tax	(4,061)	(234,474)	(500,519)	(432,185)
Net loss	(72,457)	(380,132)	(873,568)	(573,571)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,865)	(9,372)	(9,208)	(9,424)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	53,854	67,738	57,634	24,484
Related to discontinued operations	(241)	177,926	451,287	460,319
Net loss to common shareholders	$(28,709)	$(143,840)	$(373,855)	$(98,192)

Interest Income

The following table summarizes our interest income for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 2
(in thousands)	2010	2009	2008	2007
Interest on bonds	$84,864	$95,737	$115,084	$141,580
Interest on loans	6,663	14,874	32,554	68,819
Interest on short-term investments	170	357	1,374	1,639
Total interest income	$91,697	$110,968	$149,012	$212,038

Interest income is our primary source of revenue and is affected by changes in the interest rate environment, as well as the size of the underlying bond and loan portfolios.  Going forward, bond related interest will be the primary source of revenue for us.  We are actively selling and/or working out of our loan portfolio and other residual assets left from our taxable lending business and do not expect these to be a significant source of revenue.

Year Ended 2010 Compared to Year Ended 2009

Total interest income decreased by 17.4% or $19.3 million, for the year ended December 31, 2010 as compared to 2009 due mainly to declines in the average interest rates earned on the bond and loan portfolios between 2009 and 2010.

Interest on bonds decreased $10.9 million due to declines in the outstanding principal balance of the bond portfolio and in the average interest rate on the bond portfolio.  The weighted average bond unpaid principal balance declined by $90.8 million for the year due to sale and redemption activity, as well as principal pay down activity during 2010.  The weighted average effective interest rate on the bond portfolio declined by approximately 35 basis points (“bps”) from 2009 to 2010, mainly due to the growth in outstanding principal balance of the defaulted bond portfolio, which started to trend up towards the end of 2009 and was $135.9 million at the end of 2010.

Interest on loans decreased $8.2 million mainly due to a decline in the weighted average loan portfolio of $132.4 million for the year ended December 31, 2010 as compared to 2009.  In addition, the average interest rate declined 90 bps mainly due to $2.5 million of interest income in 2009 related to delinquent interest collected on a non-performing loan of $1.3 million and a prepayment penalty of $0.8 million received on a loan, neither of which occurred in 2010.

Year Ended 2009 Compared to Year Ended 2008

Total interest income decreased by 25.5%, or $38.0 million, for the year ended December 31, 2009 as compared to 2008.

Interest on bonds decreased $19.3 million largely due to declines in the bond portfolio.  The weighted average bond unpaid principal balance declined by $301.4 million to an average bond unpaid principal balance of $1.5 billion at the end of 2009 mainly due to significant sale and redemption activity during 2008.  This activity was a result of liquidity and portfolio management considerations. There were no new bond originations since first quarter 2008 in light of the securitization market effectively closing for this product.

Interest on loans decreased $17.7 million mainly due to a decline in the weighted average loan portfolio of $243.7 million for the year ended December 31, 2009 as compared to the year ended 2008.  In addition, the average interest rate declined 97 bps due to loans with higher rates relative to the portfolio paying off or being sold in 2009 and due to an increase in the non-accrual portfolio relative to the total portfolio (i.e., from 32% to 42%, based on average balances).

Interest on short-term investments decreased $1.0 million for the year ended December 31, 2008 as compared to 2009.  This decline was due to a decline in our average cash balances (unrestricted and restricted) year-over-year.

Year Ended 2008 Compared to Year Ended 2007

Total interest income decreased 29.7%, or $63.0 million, for the year ended December 31, 2008 as compared to 2009.

Interest on loans decreased $36.3 million due to loans with higher interest rates paying off, an increase in non-accrual loans and a decline in average balances.  The average loan interest rate declined 292 bps for the year ended December 31, 2008 as compared to 2007 due to an increase in the non-accrual portfolio relative to the total portfolio (i.e., from 16% to 32% based on average balances) as well as loans with higher rates relative to the portfolio paying off or being sold in 2008.

Interest on bonds decreased $26.5 million mainly due to declines in the average interest rate on the bond portfolio, as well as declines in the bond portfolio.  The weighted average interest rate on the bond portfolio declined by approximately 80 bps in 2008 as compared to 2007 mainly due to a reduction of interest income received on certain subordinate bonds where we receive cash flows to the extent there is available cash from the properties serving as collateral to these bonds.  During 2007 we received $20.5 million of interest income on these bonds as compared to $2.1 million in 2008.  The decrease was due to declining property performance resulting in a decrease in cash available to pay interest on these bonds.  The weighted average bond unpaid principal balance declined by $165.8 million to an average bond unpaid principal balance of $1.8 billion at December 31, 2008.  This decrease was mainly due to significant sale and redemption activity during 2008.  This activity was a result of liquidity and portfolio management considerations.

Fee and Other Income

The following table summarizes our fee and other income for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 3
(in thousands)	2010	2009	2008	2007
Syndication fees	$2,028	$2,273	$8,483	$10,372
Asset management and advisory fees	1,203	7,240	10,035	5,855
Income on preferred stock	6,524	4,247	−	−
Other income	3,297	5,021	11,028	9,965
Total fee and other income	$13,052	$18,781	$29,546	$26,192

Year Ended 2010 Compared to Year Ended 2009

Fee and other income decreased 30.5% or $5.7 million for the year ended December 31, 2010 as compared to 2009 due mainly to declines in asset management fees.

Asset management fees decreased $6.0 million year-over-year mainly due to a change in accounting for our investment in the SA Fund from equity method accounting in 2009 to consolidation accounting in 2010 (see more details on the SA Fund below).  In 2009, we recognized $5.6 million in asset management fees from the SA Fund.  In 2010, we also recognized asset management fees of $7.2 million; however, since we consolidated the SA Fund beginning in 2010, we recognized the asset management fees as an allocation of income through net losses (income) allocable to the noncontrolling interests in consolidated funds and ventures (see Table 11 below).

Other income for 2010 included $1.8 million of insurance proceeds related to litigation and $0.8 million of interest received on a tax refund.  Other income for 2009 included $2.2 million of income due to a reversal of losses upon the sale of our TCE business (as more fully discussed below) that was not repeated in 2010.  Other income also included miscellaneous guarantee fees, loan fees and rental income.  In 2010, these miscellaneous fees continued to decline as our non-bond business activities declined.

Syndication fees, which are recognized as income based on LIHTC Fund contributions to Lower Tier Property Partnerships, decreased $0.2 million year-over-year mainly due to declines in capital contributed by the LIHTC Funds to the Lower Tier Property Partnerships from $72.3 million in 2009 to $19.4 million in 2010.  This decline was almost fully offset by an increase in the average syndication fee rate.

Income on preferred stock increased by $2.3 million as we held the investment for a full year in 2010 as compared to a partial year in 2009 (see below for more information regarding this investment).  At the end of 2010 and 2009, the liquidation preference of the preferred stock was $44.0 million and $47.0 million, respectively, with a weighted average interest rate of 14.6% and 14.4%, respectively.

Year Ended 2009 Compared to Year Ended 2008

Fee and other income decreased 36.4%, or $10.8 million, for the year ended December 31, 2009 as compared to 2008 due to declines in other income, syndication fees and asset management fees, which were partially offset by an increase in preferred stock income.

Other income decreased year-over-year mainly due to $7.4 million of revenue recognized by our Renewable Energy business in 2008 (see below for more information) not repeated in 2009.  Additionally, other fee income declined by $1.5 million year-over-year mainly due to the termination in 2009 of a majority of our investment advisory services arrangements with institutional investors.  The decline in other income was partially offset by an increase of $2.2 million due to a reversal of previously recorded equity losses that were applied against a loan we had on a LIHTC Fund property.  These cumulative losses were reversed when we sold the TCE business in 2009.

Syndication fees decreased year-over-year due to declines in the amount of cash contributed to Lower Tier Property Partnerships by the LIHTC Funds from $188.7 million in 2008 to $72.3 million in 2009.  Contributing to this decline was a 137 bps decline in the syndication fee rate.

Asset management fees decreased year-over-year by approximately $2.8 million due to the termination in 2009 of a majority of our investment advisory services arrangements with institutional investors.  This decline in asset management fees was partially offset by a $1.0 million increase in asset management fees related to the SA Fund (see more details on the SA Fund below).

The declines, as described above, were partially offset by a $4.2 million increase in income on our preferred stock investment (which we received from the purchaser of the Agency Lending business).  We sold this business in May 2009, at which time we received $47 million of preferred stock with a weighted average dividend rate of approximately 14.4%.

Year Ended 2008 Compared to Year Ended 2007

Fee and other income increased by 12.8%, or $3.3 million, for the year ended December 31, 2008 as compared to 2007 due to increases in asset management fees and other income, partially offset by declines in syndication fees.

Asset management fees increased year-over-year primarily due to $4.5 million in asset management fees related to the SA Fund that we manage.  Through our controlling interest in a joint venture, we are the general partner of the SA Fund which was formed in 2008.

Other income increased year-over-year largely due to a $7.4 million increase in solar power lease income associated with the recognition in 2008 of previously deferred revenue associated with these leases.  The lease was terminated early in 2008 and all of the deferred revenue was recognized.  This increase was largely offset by a decline in other fee income of $6.4 million due to declines in new loan originations, mainly due to the general lack of liquidity in the real estate industry in 2008.

The increase in asset management fees and other income were partially offset by a decline of $1.9 million in syndication fees due to declines in the amount of cash contributed to the Lower Tier Property Partnerships by the LIHTC Funds from $220.8 million in 2007 to $188.7 million in 2008 and a 20 bps decline in the syndication fee rate.

Interest Expense

The following table summarizes our interest expense for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 4
(in thousands)	2010	2009	2008	2007
Interest expense	$66,573	$79,566	$115,590	$131,713

Year Ended 2010 Compared to Year Ended 2009

Interest expense decreased $13.0 million for the year ended December 31, 2010 as compared to 2009.  The majority of this decrease ($8.8 million) was driven by non-bond debt expense.  The decrease was due mainly to reductions in secured borrowings collateralized by real estate notes held by us, which led to an expense decline of $4.9 million over the year as the real estate notes paid down.  Interest expense also declined year-over-year by $3.9 million as non-bond related debt declined.

Year Ended 2009 Compared to Year Ended 2008

Interest expense decreased $36.0 million for the year ended December 31, 2009 as compared to 2008 mainly due to declines in our bond related debt associated with our senior interest and debt owed to securitization trusts.  The interest expense related to our senior interest and debt owed to securitization trusts declined year-over-year mainly due to a decline of 221 bps in the average debt rates year-over-year primarily due to a refinancing in June 2008 of approximately $708.0 million of senior interests in securitization trusts.  This refinancing converted $191.5 million of higher fixed rate debt to lower floating rate debt and we reduced the credit spread on $516.5 million of floating rate debt.  The average debt rate also declined in 2009 as the interest rate indices that our variable rate bond debt is based on declined in 2009.  In addition to a reduction in the average debt rates year-over-year, our average senior interest and debt owed to securitization trusts balance declined by $370.0 million year-over-year contributing to the declines in interest expense.  This decline was due to the associated bond sales and redemptions discussed above.

Year Ended 2008 Compared to Year Ended 2007

Interest expense decreased $16.1 million for the year ended December 31, 2008 as compared to 2007.

Interest expense related to the bond business decreased by $8.2 million year-over-year primarily due to reductions in the average debt balance related to senior interest and debt owed to securitization trusts of $200.0 million.

The remaining $7.9 million decrease in interest expense year-over-year was due to debt outside of the Bond business. More specifically, interest expense associated with secured borrowings collateralized by real estate notes held by us declined by $12.0 million year-over-year as the real estate notes paid down.  In addition, interest expense associated with non-bond related debt secured by various assets declined year-over-year by $2.4 million due to declines in the average balances.  These declines were offset by an increase of $6.4 million of interest expense associated with an increase in non-bond related borrowings for corporate operations.  We borrowed an additional $23.0 million in 2008 which was prepaid and restructured within the same year resulting in prepayment penalties and the accelerated recognition of debt issuance costs of $3.4 million; the remaining $3.0 million was related to contractual interest on the increased debt balances.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 5
(in thousands)	2010	2009	2008	2007
Salaries and benefits	$12,185	$21,641	$34,749	$34,380
General and administrative	7,460	13,621	18,802	15,818
Professional fees	14,641	18,310	90,980	69,880
Other expenses	9,926	20,230	19,973	23,739
Total operating expenses	$44,212	$73,802	$164,504	$143,817

Year Ended 2010 Compared to Year Ended 2009

Total operating expenses decreased 40.1%, or $29.6 million, for the year ended December 31, 2010 as compared to 2009 mainly due to declines in other expenses, salaries and benefits, and general and administrative expenses.

Other expenses include depreciation and amortization, losses on guarantees, asset management costs, asset workout expenses, and costs related to our ownership in real estate, as well as other miscellaneous expenses.  Other expenses decreased $10.3 million for the year ended December 31, 2010 as compared to 2009.  The decline in other expenses were due to several factors, including a $5.0 million loss recorded in 2009 related to a prepayment discount we offered to a borrower on loans totaling  $96.7 million as an incentive to pay these loans off early.  Other expenses also declined by approximately $4.0 million due to a real estate impairment charge of $3.4 million recorded in 2009.  No impairments were taken in 2010, but rather $0.6 million of real estate income was recorded in 2010.  Depreciation also declined year-over-year by $3.3 million due to accelerated depreciation recognized in 2009 associated with leasehold improvements on two office locations that were vacated by us and sublet in 2010.  These declines were partially offset by a $2.7 million impairment charge taken in the fourth quarter of 2010 related to our 33.3% interest in a partnership that was formed in the beginning of 2010 to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.

Salaries and benefits decreased $9.5 million year-over-year due to declines in our average head count from 114 during 2009 to 54 during 2010.  These headcount numbers exclude those employees whose salaries and benefits are reported as discontinued operations.

General and administrative costs decreased $6.2 million for the year ended December 31, 2010 as compared to 2009.  Approximately $3.2 million was due to reductions in office rent and utilities as several offices were either closed or subleased.  General and administrative costs were further reduced by $1.2 million due to declines in technology spending related to office closures and sublease arrangement. The remaining declines in general and administrative costs were due to reductions in miscellaneous costs, including travel, insurance, taxes and director fees.

Professional fees, which include consulting fees, auditing fees and legal fees, decreased $3.7 million year-over-year due mainly to reduced legal fees on litigation and general corporate matters.

Year Ended 2009 Compared to Year Ended 2008

Total operating expenses decreased 55.1%, or $90.7 million, for the year ended December 31, 2009 as compared to 2008 mainly due to declines in professional fees and salaries and benefits.

Professional fees decreased $72.7 million for the year ended December 31, 2009 as compared to 2008.  Lower professional fees were driven by reduced spending on accounting related consultants in light of us completing the restatement of our 2004 and 2005 financial statements, as well as completing the 2006 financial statements.  These financial statements were issued in February 2009.  We used our employees more and spent significantly less on consultants during 2009 and 2010 for the completion of this Report covering the years 2010, 2009, 2008 and 2007.  Professional fees were also lower year-over-year reflective of lower auditing fees.

Salaries and benefits decreased $13.1 million year-over-year due to declines in our average head count from 196 during 2008 to 114 during 2009.  These headcount numbers exclude those employees whose salaries and benefits are reported as discontinued operations.

General and administrative costs decreased $5.2 million year-over-year due to lower technology costs of $1.4 million primarily due to having fewer consultants in 2009 as compared to 2008.  The decrease was also due to lower insurance costs of $1.2 million as compared to 2008, which included a one-time charge to expand our insurance coverage.  Office costs declined by $1.2 million for the year ended December 31, 2009 as compared to 2008 for costs such as office supplies, memberships and subscriptions, telephone and postage, which is consistent with the reductions in our workforce year-over-year.

Year Ended 2008 Compared to Year Ended 2007

Total operating expenses increased by 14.4%, or $20.7 million, for the year ended December 31, 2008 as compared to 2007 mainly due to higher professional fees, as well as increased general and administrative expenses.

Professional fees, which include consulting fees, auditing fees and legal fees, increased $21.1 million year-over-year.  The increase was driven by professional fees for consultants and our independent registered public accounting firm in order to prepare financial statements and complete the audit of the 2004 to 2006 financial statements.  This effort primarily took place in the 2007 and 2008 periods, with 2008 being higher than 2007, as the effort increased in 2008, culminating in the issuance of these financial statements in February 2009.

General and administrative costs are comprised mainly of office rent and utilities, insurance, technology related costs, director costs, travel and other miscellaneous fees.  General and administrative costs increased $3.0 million year-over-year mainly due to an increase in insurance costs to increase our coverage.

These increases in operating expenses were offset by declines in other expenses of $3.8 million.  During 2007, we fully impaired two solar facilities taking an impairment charge of $15.4 million which was recorded as other expense.  This was offset by increases in other expenses in 2008.  During 2008, we recognized a $4.0 million loss on collateral that we posted related to our bond business, as well as a $3.1 million expense related to the consolidation of a joint venture focused on international housing development projects whereby we recorded a deficit equity balance related to the noncontrolling interest holders.  During 2008, we also recognized $4.1 million in asset restructuring costs as compared to 2007 where we had no restructuring charges.

Impairment on Bonds, Provision for Credit Losses and Impairment of Goodwill and Other Intangibles

The following table summarizes our bond impairment and our provision for credit losses for the years ended

December 31, 2010, 2009, 2008 and 2007:

Table 6
(in thousands)	2010	2009	2008	2007
Impairment on bonds	$20,561	$41,474	$126,936	$27,071
Provision for credit losses	4,440	1,343	32,864	49,759
Impairment of goodwill and other intangibles	−	−	−	5,786
Total impairments and valuation allowances related to investments	$25,001	$42,817	$159,800	$82,616

At December 31, 2007 and continuing through the year end December 31, 2010, we recorded all unrealized losses on bonds (where the estimated fair value is less than the bonds’ unamortized cost basis) associated with the bond portfolio as other-than-temporary impairments due to management’s belief that the current uncertainty in the marketplace, coupled with the Company’s liquidity concerns, make it more likely than not that we will be unable to hold bonds for the term required to recover the bonds’ unamortized cost basis.  Also, beginning in 2007, the provision for credit losses includes estimated losses for individual loans classified as held for investment and deemed to be impaired and does not include estimated losses on non-specified loans.  After our sale of the Agency Lending business and actively selling our remaining loan investments, we can evaluate each loan on an individual basis because of the smaller size of our loan portfolio.  As a result, we concluded that a general reserve at a portfolio level was not needed.

Year Ended 2010 Compared to Year Ended 2009

Total impairments and valuation allowances related to investments decreased 41.6%, or $17.8 million, for the year ended December 31, 2010 as compared to 2009.  During 2010, we recognized total net unrealized gains of $15.5 million on our bond portfolio as compared to net unrealized losses of $27.7 million for the year ended December 31, 2009 due mainly to a decline in market yields by 24 bps and its impact on our performing bond valuations.  Management generally evaluates impairment on the performing bond portfolio (bonds not in default) separately from the non-performing bond portfolio (bonds 30 days past due or greater) due to the different valuation methodology between these two portfolios.  Of the net $15.5 million of unrealized gains for 2010, we had $20.6 million of impairments recognized through earnings (as reflected in the table above) and $36.1 million of unrealized gains recorded through other comprehensive income.  Bond impairments declined $20.9 million for the year ended December 31, 2010 as compared to 2009 (from $41.5 million to $20.6 million as reflected in the table above) driven by both performing and non-performing bonds.  Even though the overall portfolio gained in value period over period, there were certain performing bonds with further valuation declines resulting in another $8.6 million of impairments in 2010 due to property performance concerns.  Impairments on non-performing bonds declined $10.4 million from $20.2 million for year ended December 31, 2009 to $9.8 million for year ended December 31, 2010.  In 2009, there were two bonds driving $10.0 million or 50% of the total impairments of $20.2 million recorded.  The impairments recorded on these two bonds brought one of the bonds down to a zero fair value and the other bond down to a fair value relative to the unpaid principal balance of 39%; therefore, there were no impairments deemed necessary in 2010.

The decrease in bond impairments was partially offset by a $3.1 million increase in the provision for credit losses, which was largely due to a $4.0 million provision recorded on one defaulted loan with an unpaid principal balance of $11.5 million.

Year Ended 2009 Compared to Year Ended 2008

Total impairments and valuation allowances related to investments decreased 73%, or $117.0 million, from the year ended December 31, 2008 to 2009 mainly due to lower bond impairments.  Bond impairments declined by $85.5 million for the year ended December 31, 2009 as compared to 2008 driven by lower impairments on the performing portfolio which declined $90.0 million year-over-year.  A decline in impairments on the performing bond portfolio was due to a smaller increase in our estimated market yields (i.e., yields we use to mark our performing bonds to market in our valuation models) in 2009 as compared to 2008.  Market yields rose 20 bps in 2009 as compared to an increase of 82 bps in 2008.

Provision for credit losses decreased 96% or $31.5 million from the year ended December 31, 2008 to 2009.  In 2008 we recorded $21.2 million of losses related to two land loans and we recorded a $9.0 million provision for losses on a condominium loan.

Year Ended 2008 Compared to Year Ended 2007

Total impairments and valuation allowances related to investments increased 93%, or $77.2 million, from the year ended December 31, 2007 to 2008.  This increase was driven by impairments on the bond portfolio. Total bond impairments increased by $100.0 million year-over-year mainly due to higher impairments on performing bonds, which were driven by an increase in market yields of just over 80 bps.  Impairments on defaulted bonds also increased by $12.1 million from the year ended December 31, 2007 to 2008 due to declines in property performance. Overall, the fair value relative to the unpaid principal balance of the bond portfolio declined from 100.5% at year end 2007 to 92.3% at year end 2008.

The increase in bond impairments was offset by declines in the provision for credit losses, as well as impairments on goodwill and other intangibles.  Provision for credit losses declined by $16.9 million for the year ended December 31, 2008 as compared to 2007.  During 2007, we recorded $53.0 million in losses on two land loans bringing the carrying value on these loans to $17.0 million.  These losses were offset by a reversal of $4.1 million in general reserves given that all loans were specifically evaluated for impairment beginning in 2007.  In 2008, we recorded an additional $4.2 million in losses on one of the two land loans described above.  In addition, we recognized $17.0 million in losses related to another land loan and a $9.0 million provision for losses on a loan financing a condominium development.

Impairments of goodwill and other intangibles decreased $5.8 million from the year ended December 31, 2007.  Impairments of $5.8 million recorded in 2007 related mainly to impairments taken on goodwill and intangibles associated with our 2005 acquisition of MONY Realty Capital which provided loan origination, asset management and investment advisory services to institutional investors.  We had no impairments of goodwill or other intangibles in 2008.

Net Gains on Asset Sales, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net gains on asset sales for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 7
(in thousands)	2010	2009	2008	2007
Net gains (losses) on sale of bonds	$3,212	$(3,249)	$(14,509)	$6,507
Net gains (losses) on loans	5,689	(14,527)	(16,480)	3,222
Net (losses) gains on derivatives	(7,924)	2,239	(28,608)	(16,723)
Net gains (losses) on sale of unconsolidated ventures	3,500	(960)	5,166	−
Net gains (losses) on early extinguishment of liabilities	7,328	4,821	(626)	3,991
Total net gains (losses) on bond sales, loans derivatives and extinguishment of liabilities	$11,805	$(11,676)	$(55,057)	$(3,003)

Year Ended 2010 Compared to Year Ended 2009

For the year ended December 31, 2010 total net gains on bond sales, loans, derivatives and extinguishment of debt was $11.8 million as compared to losses of $11.7 million for year ended December 31, 2009.

For the year ended December 31, 2010 gains on loans were $5.7 million as compared to losses of $14.5 million for 2009.  Net gains and losses on loans include fair value adjustments for loans classified as held for sale.  We record these loans at the lower of cost or market (“LOCOM”) at the end of each reporting period.  Also included are gains or losses recognized at time of loan sale for the difference between proceeds and the carrying amount.  The net gains of $5.7 million in 2010 were primarily a result of us receiving proceeds on loans held for sale in excess of the carrying value of $2.5 million, as well as $3.2 million related to the reversal of prior period LOCOM adjustments.  In 2009, we received proceeds on loans held for sale in excess of the carry value of $2.6 million, offset by lower LOCOM adjustments of $17.1 million.  The LOCOM adjustments in 2009 were largely driven by a $9.3 million LOCOM adjustment taken on a land development loan, as well as a $4.5 million LOCOM adjustment taken on two subordinate loans.

For the year ended December 31, 2010 gains on bond sales were $3.2 million as compared to losses of $3.3 million in 2009.  The losses recorded in 2009 mainly related to one bond redemption with an outstanding unpaid principal balance of $26.0 million for which we received cash of $22.7 million and a note receivable of $3.3 million. At the date of redemption, this $3.3 million loan was classified as held for sale and valued at zero resulting in a bond loss of $3.3 million. In 2010, the loan was settled with the borrower for $2.2 million and a gain of $2.2 million was recognized through gain on loans.  In 2010, we recognized $3.2 million in gains on bonds that were sold during the year.

For the year ended December 31, 2010 gain on sale of unconsolidated ventures was $3.5 million as compared to losses of $1.0 million for 2009.  In 2008, we sold a 35.0% limited partner interest in a real estate investment fund resulting in a $12.9 million gain on sale in 2008 (cash proceeds of $7.0 million as compared to deficit investment balance of  $5.9 million); however, $4.1 million of the gain on sale was deferred due to a contingent obligation.  In 2009, part of this contingency was resolved allowing us to recognize $0.6 million of the deferred gain on sale; and then in 2010 the remaining $3.5 million of deferred gain on sale was recognized as the contingency was fully resolved.  In 2009, we sold our limited partner interests in two real estate investment funds for a loss on sale of $1.6 million (cash proceeds of $10.4 million as compared to an investment balance of $12.0 million).

For the year ended December 31, 2010 gains on early extinguishment of liabilities was $7.3 million up from $4.8 million in 2009.  For the year ended December 31, 2010, we recorded gains related to settling a disputed vendor billing matter and we had a gain related to the repurchase of $2.8 million of subordinated debentures at 9.7% of the original principal amount.  The gain of $4.8 million recognized for the year ended December 31, 2009 related to the repurchase of $5.7 million of subordinated debentures at 12.0% of the original principal amount.

These increases were offset partially by changes in gains and losses on derivatives which reflected losses of $7.9 million for the year ended December 31, 2010 as compared to gains of $2.2 million for 2009.  Net gains and losses on derivatives include adjustments for unrealized gains on losses on derivative positions in order to reflect our derivatives at fair value at each period end.  Also, these amounts include net cash paid or received on interest rate swaps and total return swaps, as well as gains or losses at sale or termination.  The change year-over-year was mainly due to the mark-to-market adjustments on our interest rate swap derivatives whereby we recognized $1.5 million of unrealized losses for the year ended December 31, 2010 as compared to $10.2 million in unrealized gains for the year ended December 31, 2009.  We recognized mark-to-market losses in 2010, as compared to mark-to-market gains in 2009, as rates were falling during 2010 for each quarter, except for the fourth quarter, but were down year-over-year along the swap curve pertinent to our swap duration.  In 2009, rates were rising for each quarter, except for the third quarter, but were up year-over-year along the swap curve pertinent to our swap duration.

Year Ended 2009 Compared to Year Ended 2008

Net losses on bond sales, loans, derivatives and extinguishment of debt declined by $43.4 million for the year ended December 31, 2009 as compared to 2008 mainly due to derivatives and bonds as discussed below.

For the year ended December 31, 2009 we recognized gains on derivatives of $2.2 million as compared to losses of $28.6 million for the year ended December 31, 2008.  The change, year-over-year, was due to mark-to-market gains related to interest rate swaps of $10.2 million for 2009, as compared to $23.7 million of mark-to-market losses in 2008 due to rising swap rates year-over-year for 2009 as compared to falling swap rates year-over-year for 2008.

Net losses on bond sales declined by $11.3 million for the year ended December 31, 2009 as compared to 2008.  As discussed earlier, we sold a significant amount of bonds in 2008.  As rates were rising in 2008, our bonds were losing value which led to margin calls to support borrowings secured by those bonds.  At the same time, we were having to post collateral on interest rate swap positions that had been acquired to hedge the interest rate exposure on these bonds because, as a result  of market abnormalities, these swaps were losing value as well.  Therefore, in order to preserve liquidity and reduce leverage, we sold bonds totaling approximately $411.5 million and recognized bond losses of $18.8 million at the time of sale, which was in addition to $26.5 million of impairments recorded on these bonds prior to the sale in 2008 and 2007.  These bond losses were partially offset by gains on mortgage revenue bonds that were sold in 2008 and in particular one mortgage revenue bond that was sold which resulted in a gain of $3.6 million.  The bonds losses in 2009 were mainly driven by one bond redemption whereby we accepted cash and a loan for $3.3 million for which no value was ascribed to the loan.

For the year ended December 31, 2009 net gains on early extinguishment of liabilities were $4.8 million as compared to net losses of $0.6 million for the year ended December 31, 2008.  As discussed above, during 2009 we recognized $4.8 million of gains for the year ended December 31, 2009 related to the repurchase of $5.7 million of subordinated debentures at 12.0% of the original principal amount.  During 2008, we recognized losses of $0.7 million related to repayment of $6.7 million in subordinated debt and upon repayment of this debt we recognized a loss related to the deferred debt issuance costs.

Net losses on loans declined by $2.0 million for the year ended December 31, 2009 as compared to 2008.  As discussed earlier, the losses of $14.5 million in 2009 were primarily driven by LOCOM adjustments, partially offset by proceeds on loans sold in excess of their carry values.  In 2008, we received proceeds on loans held for sale, which were insufficient to cover the carry value, resulting in losses of $3.5 million.  During 2008, we also recorded LOCOM adjustments of $12.9 million, largely driven by a $7.1 million loss taken on a land development loan, as well as a $3.1 million loss taken on an industrial park loan.

The decline in losses year-over-year were partially offset by losses on the sale of unconsolidated ventures which were $1.0 million for the year ended December 31, 2009, as compared to net gains of $5.2 million for the year ended December 31, 2008.  During 2008, as discussed above, we sold a 35.0% limited partner interest in a real estate fund and recognized a gain on sale of $8.8 million.  This gain was offset by $3.4 million of losses recognized on the partial sale of a limited partner interest in another real estate fund (cash proceeds of $19.6 million as compared to an investment balance of $23.0 million). As discussed above, in 2009, we sold our limited partner interests in two real estate investment funds for a loss on sale of $1.6 million.

Year Ended 2008 Compared to Year Ended 2007

For the year ended December 31, 2008 total net losses on bond sales, loans, derivatives and extinguishment of debt was $55.1 million as compared to gains of $3.0 million for year ended December 31, 2007.

For the year ended December 31, 2008 losses on bonds were $14.5 million as compared to gains of $6.5 million for 2007.  The gains recorded in 2007 of $6.5 million were due mainly to three bonds that generated gains of $5.5 million; however, $4.7 million of these gains were a reversal of previously recorded impairments.  Once a bond is impaired, the bond’s amortized cost basis is permanently reduced and a subsequent sale or redemption of the bond at an amount above the bond’s amortized cost basis results in a realized gain.  As described more fully above, we sold a significant amount of bonds in 2008 as a means to address margin calls and recognized further losses at the time of sale due to rising rates.

Net losses on derivatives increased by $11.9 million from $16.7 million for the year ended December 31, 2007 to $28.6 million for the year ended December 31, 2008.  This increase was mainly due to net cash paid of $7.1 million on all interest rate swaps for year ended December 31, 2008 as compared to net cash received of $0.7 million in 2007 due to falling swap rates on the short-end of the curve during 2008.  We also recognized $2.9 million more of mark-to-market losses during 2008 as compared to year ended December 31, 2007 due to declining swap rates.

For the year ended December 31, 2008 net losses on loans were $16.5 million as compared to gains of $3.2 million for 2007.  As discussed earlier, the losses taken in 2008 were primarily driven by LOCOM adjustments on held for sale loans, as well as proceeds on held for sale loans which were insufficient to cover their carry values.  In 2007 the Company received proceeds on loans held for sale in excess of the carry value of $11.8 million, partially offset by LOCOM adjustments of $8.6 million.  The LOCOM adjustments in 2007 were largely driven by a $4.1 million loss taken on two land development loans, as well as a $3.1 million loss taken on a multifamily construction loan.

For the year ended December 31, 2008 losses on early extinguishment of liabilities were $0.6 million as compared to gains of $4.0 million for 2007.  As discussed above, during 2008, we recognized losses of $0.7 million related to repayment of $6.7 million in subordinated debt and upon repayment of this debt we fully expensed the unamortized debt issuance costs.  During 2007, we recognized $4.0 million of gains on extinguishment of non-recourse debt as part of a larger settlement whereby we sold real estate assets for $7.2 million and repaid recourse debt (both principal and interest) for $7.2 million with a remaining debt write-off of $4.0 million recognized as a gain.

These increases in losses were partially offset by gains on sale of unconsolidated ventures of $5.2 million recognized in 2008.  As discussed above, during 2008, we sold a 35.0% limited partner interest in a real estate fund and recognized a gain on sale of $8.8 million.  This gain was offset by $3.4 million of losses recognized on the sale of a partial limited partner interest in another real estate fund.  We had no sales of unconsolidated funds and ventures in 2007.

Equity in (Losses) Earnings from Unconsolidated Ventures

The following table summarizes our equity in earnings from unconsolidated ventures for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 8
(in thousands)	2010	2009	2008	2007
Equity in (losses) earnings from unconsolidated ventures	$(217)	$(1,710)	$(666)	$4,160

Year Ended 2010 Compared to Year Ended 2009

Equity in losses from unconsolidated ventures decreased $1.5 million for the year ended December 31, 2010 as compared to 2009.  The decline in losses was mainly due to an investment, which had losses recorded in 2009 that was sold towards the end of 2009, as discussed below.  In 2010, we held a 0.1% limited partner investment in a real estate partnership, which had minor equity in earnings.  Furthermore, in 2010, we received a 33% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by us for which we recognized $0.2 million in equity in losses.

Year Ended 2009 Compared to Year Ended 2008

Equity in losses from unconsolidated ventures increased by $1.0 million for the year ended December 31, 2009 as compared to 2008.  This increase was primarily due to $1.7 million of equity in losses recorded related to our 14.8% limited partner investment in a real estate partnership in the first six months of 2009.  This investment was sold in the third quarter of 2009.  We had recognized a minor amount of equity in earnings related to this investment in 2008.

Year Ended 2008 Compared to Year Ended 2007

We recognized equity in earnings from unconsolidated ventures of $4.2 million for the year ended December 31, 2007 as compared to $0.7 million of losses for the year end December 31, 2008.  In 2007, we recognized $7.6 million in equity in earnings related to a 35% limited partner investment in a real estate partnership, which was reflective of gains recognized by the partnership as a result of property sales. These gains were not repeated in 2008.  Our interest in this partnership was sold in the fourth quarter of 2008 and during 2008, prior to the sale, we recorded $0.8 million of equity in losses from this partnership.  In 2007, the equity in earnings from our real estate partnership was offset by $3.5 million of equity in losses from our 49% investment in a joint venture focused on international housing development projects.  Starting in 2008, we applied consolidation accounting to this joint venture.

Income Tax Benefit (Expense)

The table below summarizes the consolidated income tax benefit (expense) for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 9
(in thousands)	2010	2009	2008	2007
Income tax benefit (expense)	$772	$(608)	$(135)	$(3,023)

We are a PTP for tax purposes, and as such, our entire pass-through entity income and loss is allocated to our common shareholders.  Since the income earned by the PTP is reported directly to shareholders and taxed only at the shareholder level, we do not have a tax expense related to the PTP income.  As a PTP we are subject to restrictions on the types of income that can be earned within the partnership structure of the Company.  As a result of these income limitations we operate certain consolidated business activities though C corporation (“C Corp”) subsidiary entities, which are subject to federal and state income taxes.  The income tax expense shown here relates to our C Corp subsidiaries.  The income, or loss, generated by the activities of the C corporation subsidiaries does not generate any income, or loss, on the annual Schedule K-1 for our shareholders.  Any loss carryforward generated by the C Corp subsidiaries can be utilized only by the C Corp subsidiaries themselves and is not passed through to shareholders.  The consolidated losses reported by the Company for the years included in this report were substantially borne by the C Corp subsidiaries.

Our overall income tax expense is comprised of both state and federal income tax expense.  Actual cash expense for state income taxes remained relatively consistent each year for a variety of reasons, such as the nature and originating location of the income, the attribution of expenses to such income, etc.  Beginning in calendar year 2007 we adopted the GAAP reporting provisions related to Uncertain Tax Positions (“UTPs”).  The state taxes included in the income tax benefit (expense) shown above reflects the various changes in the measurement of UTPs.  See the “Notes to Consolidated Financial Statements – Note 17, Income Taxes.”  The changes in the annual measurement of the UTPs make up the largest component of our income tax benefit (expense) for all years included this report.  The impact of federal income tax expense is very limited for all years presented.  Because we are in a net deferred tax asset position we are dependent on the generation of future income in order to support our ability to record an income tax benefit to those deferred tax assets, primarily the deferred tax asset associated with our net operating loss carryforward.  Based on an evaluation of all of the available evidence, both positive and negative, we concluded that our deferred tax assets would not be realized and as such we are providing a full valuation allowance against our net deferred tax assets in all years.  Thus, the federal portion of our income tax expense has not materially changed in these years.

Income Allocable to Perpetual Preferred Shareholders of a Subsidiary Company

The table below summarizes the income allocable to perpetual preferred shareholders of a subsidiary company for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 10
(in thousands)	2010	2009	2008	2007
Income allocable to perpetual preferred shareholders of a subsidiary company	$(9,865)	$(9,372)	$(9,208)	$(9,424)

Year Ended 2010 Compared to Year Ended 2009

Income allocable to perpetual preferred shareholders of a subsidiary company increased $0.5 million for the year ended December 31, 2010 as compared to 2009 due to a higher distribution rate related to the Series C shares that went into effect on October 1, 2009.

Year Ended 2009 Compared to Year Ended 2008

Income allocable to perpetual preferred shareholders of a subsidiary company increased by $0.2 million for the year ended December 31, 2009 as compared to 2008 due to a higher distribution rate related to the Series C shares that went into effect on October 1, 2009.

Year Ended 2008 Compared to Year Ended 2007

Income allocable to perpetual preferred shareholders of a subsidiary company decreased $0.2 million for the year ended December 31, 2008 as compared to 2009 due to a penalty payment of $0.2 million incurred in 2007 and paid to preferred share holders for delinquent financial reporting.

Net Income Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our loss related to funds and ventures that are consolidated for the periods ending December 31, 2010, 2009, 2008 and 2007:

Table 11
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Revenue:
Solar fund revenue	$1,048	$884	$912	$558
Rental and other income from real estate	1,371	2,867	2,833	1,615
Interest and other income	509	1,271	1,776	17,781
Total revenue	2,928	5,022	5,521	19,954

Expenses:
Depreciation and amortization	4,306	4,698	4,775	4,139
Interest expense	674	355	211	195
Impairments and valuation adjustments	(1,296)	1,665	600	126
Other operating expenses	2,305	4,383	3,915	2,736
Total expenses	5,989	11,101	9,501	7,196

Equity in losses from Lower Tier Property Partnerships	(46,658)	(59,149)	(51,875)	(32,362)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (from continuing operations)	53,854	67,738	57,634	24,484
Net income allocable to the common shareholders	$4,135	$2,510	$1,779	$4,880

Year Ended 2010 Compared to Year Ended 2009

Net income allocable to the common shareholders increased by $1.6 million for the year ended December 31, 2010 as compared to 2009.  In 2010, we recognized asset management fees of $7.2 million related to the SA Fund; however, in 2009 these asset management fees were recorded through fee and other income as discussed above.  The increase was offset by the impact related to GP Take Backs where we recognized losses of $3.2 million in 2010 as compared to income of $1.4 million in 2009.  In 2010, we deconsolidated a GP Take Back due to new consolidation guidance effective January 1, 2010 which, upon implementation, resulted in us no longer being the primary beneficiary.  Upon deconsolidation of the property, we reinstated our bond investment associated with this property and its current fair value, resulting in an impairment charge of $4.0 million.  This is due to the impairment accounting for property (long lived assets) being different than the fair value accounting for bonds.  The remaining differences year-over-year are due to other changes in our economic interests in the consolidated funds and ventures, with no one item being significant.

Year Ended 2009 Compared to Year Ended 2008

Net income allocable to the common shareholders increased by $0.7 million for the year ended December 31, 2009 as compared to 2008 mainly due to $0.5 million in expenses incurred in 2008 by a non-profit organization that we consolidate because we are deemed the primary beneficiary and there are no outside equity holders.  This activity was not repeated in 2009.

Year Ended 2008 Compared to Year Ended 2007

Net income allocable to the common shareholders decreased by $3.1 million for the year ended December 31, 2008 as compared to 2007.

In 2007, we effectively recognized $7.9 million of bond interest income through an allocation of income related to a non-profit organization that we consolidate because we are deemed the primary beneficiary.  This interest income relates to bonds owned by us on Lower Tier Property Partnerships that the non-profit organization owns.  This activity was not repeated in 2008.  This decline in income year-over-year was partially offset by an increase in income of $5.9 million related to the TCE business.  More specifically in 2007, the TCE business recognized $5.0 million of losses as compared to $0.9 million of income in 2008.  The TCE related losses recorded in 2007 were mainly due to impairment charges taken on loans made by us for which we also hold an equity interest.

Discontinued Net (Loss) Income to Common Shareholders from Discontinued Operations

The table below summarizes our loss from discontinued operations, net of tax related to consolidated funds and ventures for the years ended December 31, 2010, 2009, 2008 and 2007:

Table 12
(in thousands)	2010	2009	2008	2007
Income (loss) from discontinued operations	$1,464	$(179,824)	$(503,365)	$(442,154)
Net (loss) gain from disposal of business	(5,525)	(54,650)	2,846	9,969
Total net loss from discontinued operations	(4,061)	(234,474)	(500,519)	(432,185)
Discontinued net (income) loss allocable to noncontrolling interests	(241)	177,926	451,287	460,319
Discontinued net (loss) income to common shareholders from discontinued operations	$(4,302)	$(56,548)	$(49,232)	$28,134

Year Ended 2010 Compared to Year Ended 2009

Net loss from discontinued operations attributable to the common shareholder declined 92.4%, or $52.2 million, for the year ended December 31, 2010 as compared to 2009.

In 2009, the primary factors contributing to the $56.6 million of losses related to the losses we recognized on the sale of two businesses; a net loss on the sale of our Renewable Ventures business of $16.3 million and a net loss on the sale of our Agency Lending business of $56.8 million, after tax.  We also recognized losses of $13.7 million related to the general operations of our Renewable Ventures business.  These losses were partially offset by $9.1 million of gains recorded on the sale of our TCE business, mainly due to the reversal of a deferred tax liability at the time of sale.  These losses were also partially offset by $10.5 million of gains related to the transfer of 18 GP Take Backs (not connected with the sale of our TCE business), which represented the reversal of losses we recognized while we were the general partner.  In 2010, we recorded losses of $4.0 million mainly due to a renewable energy project that was sold in 2010 partially offset by $1.8 million of income recognized on a cash distribution we received upon the dissolution of an investment fund for which we held an equity interest, as well as managed it.

Year Ended 2009 Compared to Year Ended 2008

Net loss from discontinued operations allocated to the common shareholder declined by 14.9% or $7.3 million for the year ended December 31, 2009 as compared to 2008.  In the beginning of 2008, due to the significant deterioration in the tax credit equity syndication market, the Company was exposed on its investments in unconsolidated Lower Tier Property Partnerships that were held by the Company pending their placement into LIHTC Funds.  Therefore, in 2008, we recognized $45.1 million in impairment charges.  These losses were specific to 2008; however, overall losses increased in 2009 due to our business sales and other factors as discussed above.

Year Ended 2008 Compared to Year Ended 2007

In 2007, we reported net gains of $28.1 million from discontinued operations allocated to the common shareholder as compared to net losses of $49.2 million in 2008.  In 2007, we recognized income of $28.1 million mainly due to income from the Agency Lending business ($16.0 million), as well as income from our Renewable Ventures business ($11.8 million).  Our 2007 income related to the Agency Lending business included $10.4 million of gains related to a favorable settlement of a liability due to a third party.  Our income related to the Renewable Ventures business was mainly due to fees received for developing and syndicating renewable energy projects, partially offset by operating expenses associated with this business segment.  Our reported losses in 2008 were mainly due to the impairment related to the TCE business segment discussed above.

Liquidity and Capital Resources

Our capital resources have been severely curtailed due to the general market conditions experienced since late 2007 and that continue today.  We do not have adequate liquidity, and we lack access to adequate capital to fund our business operations; however, we have been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, such that none of our debt has been accelerated at present; however, most of these extensions, restructurings and forbearance agreements are short-term in nature and do not provide a viable long-term solution to our liquidity issues.  Also, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  We obtain the funds that we need to operate our business primarily through operating income (which is primarily from the net interest income off of the bond portfolio), issuance and extensions of debt, sales of loans or bonds, distributions from Lower Tier Property Partnerships and other cash flows from operating activities.  In addition, TEB and TEI, the principal entities that hold our bonds, have certain restrictions on distributions of cash.  See “Notes to Consolidated Financial Statements, Note 1 – “Description of the Business and Basis of Presentation.”

Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At December 31, 2010, 2009, 2008 and 2007, we had cash and cash equivalents of approximately $32.6 million, $18.1 million, $41.1 million and $48.8 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2007 to December 31, 2010:

(in thousands)	2010	2009	2008	2007
Unrestricted cash and cash equivalents at beginning of period	$18,084	$41,089	$48,807	$49,085
Net cash provided by (used in):
Operating activities	20,489	(22,464)	(22,619)	149,941
Investing activities	59,648	46,607	(357,396)	(1,064,999)
Financing activities	(65,677)	(47,148)	372,297	914,780
Net increase (decrease) in cash and cash equivalents	14,460	(23,005)	(7,718)	(278)
Unrestricted cash and cash equivalents at end of period (1)	$32,544	$18,084	$41,089	$48,807

(1)
At December 31, 2010, 2009, 2008 and 2007, our unrestricted cash included TEB’s unrestricted cash of $25.2 million, $12.4 million, $15.2 million and $17.6 million, respectively; however, distributions of this cash to the Company are subject to certain restrictions (see “Notes to Consolidated Financial Statements – Note 1, Description of the Business and Basis of Presentation – Key Risks Related to the Company’s Bond Investing Activities”).

Operating activities

Cash flow provided by operating activities was $20.5 million and cash flow used in operating activities was $22.5 million for the years ended December 31, 2010 and 2009, respectively.  The $43.0 million increase in cash provided by operating activities from 2009 to 2010 is primarily due to a decrease in operating expenses paid of $56.2 million, a decrease in net interest expense paid of $7.1 million, a decrease in other cash outflows of $19.0 million and an increase in income tax refunds of $8.9 million in 2010 partially offset by a decrease in net receipts on loans held for sale of $31.7 million and a decrease in fee and other income received of $16.0 million.  We exited the Agency Lending, TCE and Renewable venture business segments during 2009 which was a significant factor in the decrease in operating expenses paid, other cash outflows, net cash receipts on loans held for sale and receipts in fee and other income.

Cash flow used in operating activities was $22.5 million and $22.6 million for the years ended December 31, 2009 and 2008, respectively.  The $0.1 million decrease in cash used in operating activities from 2008 to 2009 is primarily due to a decrease in operating expenses paid of $98.8 million, and a decrease in other cash outflows of $10.5 million almost all of which was offset by a decrease in net receipts on loans held for sale of $60.3 million and a decrease in asset management and fee income received of $49.1 million.  We exited the Agency Lending, TCE and Renewable venture business segments during 2009 which was a significant factor of these changes.

Cash flow used in operating activities was $22.6 million and cash flow provided by operating activities was $149.9 million for the years ended December 31, 2008 and 2007, respectively.  The $172.5 million decrease in cash provided by operating activities from 2007 to 2008 is primarily due to decrease in net interest income received of $31.8 million, an increase in operating expenses paid of $42.7 million, a decrease in net receipts on loans held for sale of $86.8 million, a decrease in asset management and fee income received of $49.5 million, partially offset by an increase of $38.3 million of other cash flows.  The increase in operating expenses paid is primarily attributable to the increase in professional and consulting fees related to the restatement effort related to the 2005 and previous periods and the accounting and preparation of the 2006 financial statements. The other decreases in operating cash flow from 2007 to 2008 are related to the deterioration of the capital markets in which the Company operates.

Investing activities

Cash flow provided by investing activities was $59.6 million and $46.6 million for the years ended December 31, 2010 and 2009, respectively.  The $13.0 million increase in cash provided by investing activities from 2009 to 2010 is primarily due to a decrease in purchases of real estate, property and equipment of $184.9 million mostly due to exiting the tax credit equity business.  This $184.9 million positive effect to investing cash flows is partially offset by a reduction in the proceeds from the sales of real estate and businesses of $95.0 million, an increase of restricted cash of consolidated ventures of $42.9 million and a decrease in principal payments and sales proceeds on bonds and loans held for investment of $35.9 million and an increase to investments in partnerships of $28.3 million primarily related to International Housing Solutions.

Cash flow provided by investing activities was $46.6 million and cash flow used in investing activities was $357.4 million for the years ended December 31, 2009 and 2008, respectively.  The $404.0 million increase in cash provided by investing activities from 2008 to 2009 is primarily due to a decrease in purchases of real estate, property and equipment of $415.4 million mostly due to exiting the tax credit equity business.

Cash flow used in investing activities was $357.4 million and $1.1 billion for the years ended December 31, 2008 and 2007, respectively.  The $707.6 million decrease in cash used in investing activities from 2008 to 2009 was primarily due to a decrease in purchases of real estate, property and equipment of $342.9 million, a decrease in advances on and purchases of bonds of $212.7 million and a decrease in advances on and originations of loans held for investment of $174.8 million. The reduction in investing from 2007 to 2008 is primarily attributable to the deterioration of the capital markets in which we operate.

Financing activities

Cash flow used by financing activities was $65.7 million and $47.1 million for the years ended December 31, 2010 and 2009, respectively.  The $18.6 million increase in cash used by financing activities from 2009 to 2010 was due to a reduction in proceeds from borrowing of $252.6 million and a reduction of contributions from holders of noncontrolling interests of $176.0 million partially offset by a decrease in repayment of borrowings of $401.2 million and decrease in distributions paid to holders of noncontrolling interests of $7.8 million.  The sale of the Agency Lending business in May 2009 was the primary reason for the decrease in proceeds and repayments of borrowings.  The sale of the TCE business in July 2009 was the primary reason for the decrease in contributions and distributions from/to holders of noncontrolling interests.

Cash flow used by financing activities was $47.1 million and cash flow provided by financing activities was $372.3 million for the years ended December 31, 2009 and 2008, respectively.  The $419.4 million decrease in cash provided by financing activities from 2008 to 2009 was due to a reduction in proceeds from borrowing of $1.9 billion and a reduction of contributions from holders of noncontrolling interests of $748.4 million partially offset by a decrease in repayment of borrowings of $2.2 billion and decrease in distributions paid to holders of noncontrolling interests of $22.6 million.  The sale of the Agency Lending business in May 2009 was the primary reason for the decrease in proceeds and repayments of borrowings.  The sale of the TCE business in July 2009 was the primary reason for the decrease in contributions and distributions from/to holders of noncontrolling interests.

Cash flow provided by financing activities was $372.3 million and $914.8 million for the years ended December 31, 2008 and 2007, respectively.  The $542.5 million decrease in cash provided by financing activities from 2007 to 2008 was due to a reduction in proceeds from borrowing of $1.0 billion and a reduction of contributions from holders of noncontrolling interests of $85.8 million partially offset by a decrease in repayment of borrowings of $426.8 million, a decrease in distributions paid to holders of noncontrolling interests of $58.0 million and a decrease in distributions paid to common shareholders of $68.8 million.  The reduction in net financing proceeds from 2007 to 2008 is primarily attributable to the deterioration of the capital markets in which we borrow.

Capital Resources

As discussed above, our capital resources have been severely curtailed since late 2007 and that continues today.  Our primary debt related to our bond investing activities are senior interests and debt owed to securitization trusts and mandatorily redeemable preferred shares, while subordinated debentures and notes payable are the primary debt related to non-bond activities.  We also have debt related to our consolidated funds and ventures that is discussed separately below in “Debt Related to Consolidated Funds and Ventures.”

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2010 (See “Notes to Consolidated Financial Statements – Note 10, Debt” included in this Report for more information on our debt):

(dollars in thousands)	December 31, 2010	Weighted-Average Interest Rate at Period-End

Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts (2)	$748,100	0.7%
Mandatorily redeemable preferred shares (3)	133,529	8.5
Notes payable and other debt (4)	74,098	6.6
Total bond related debt	955,727

Non-bond related debt:
Notes payable and other	133,787	8.4
Subordinated debentures (5)	183,711	8.8
Line of credit facilities	4,190	6.0
Total non-bond related debt	321,688

Total debt	$1,277,415

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)
We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 1.9%, at December 31, 2010.  These additional fees bring the weighted average interest rate (due after one year) to 2.0% at December 31, 2010.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $4.4 million at December 31, 2010, respectively.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.8 million at December 31, 2010.

(5)	Included in the subordinated debentures is an unamortized discount of $13.0 million at December 31, 2010.

Debt related to bond investing activities

Senior interests and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the subordinated interests.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.

Mandatorily redeemable preferred shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

The cumulative mandatorily redeemable preferred shares are subject to remarketing on various dates in 2011.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap.  If the remarketing agent is unable to successfully remarket these shares, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations.  Except as described below, the cumulative mandatorily redeemable preferred shares are not redeemable prior to the remarketing dates.

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a remarketing of the shares did not occur.  See “Notes to Consolidated Financial Statements, Note 10 – Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares have a weighted average distribution rate of 8.5% on an outstanding carrying amount of $133.5 million as of December 31, 2010.  Approximately half of the outstanding debt also has principal redemption requirements, which results in an overall average distribution and redemption rate of 11.1%.

Notes payable and other debt

This debt is primarily related to secured borrowings collateralized by various assets, primarily real estate notes held by us and secured by commercial real estate projects.  In most cases, we have guaranteed the debt or are the direct borrower.

Non-bond related debt

Notes payable and other debt

This debt is primarily related to secured borrowings collateralized by various assets, primarily real estate notes held by us and secured by commercial real estate projects.  In most cases, we have guaranteed the debt or are the direct borrower.

Subordinated debentures

One of our consolidated wholly owned subsidiaries, MMA Financial Holdings, Inc. (“MFH”), formed special purpose financing entities (“Trusts”) that issued preferred securities to qualified institutional investors.  Upon formation, the Trusts issued $172.7 million of preferred securities to investors and $2.8 million of common stock to us.  In return for the proceeds from the Trusts’ preferred stock offering and for our common stock interest in the Trust, we issued subordinated debentures (“Debentures”) to the Trusts totaling $175.5 million with substantially the same economic terms as the preferred securities.  The Debentures are unsecured obligations of MFH and are subordinated to all of MFH’s existing and future senior debt. MuniMae, as the ultimate parent of MFH, has guaranteed all of MFH’s obligations on the Debentures, subject to the holders’ prior exhaustion of remedies against MFH and the Trusts.  In addition, the preferred securities issued by the Trusts are guaranteed by MFH and MuniMae, subject to the same exhaustion requirements.

The Trusts were collapsed in 2009 and substantially all of the preferred securities of the Trusts were subject to a troubled debt restructuring which resulted in certain preferred securities being exchanged for debt issued by MFH and MMA Mortgage Investment Corporations (“MMIC”), certain reductions in interest rates, and an increase in the principal due, among other modifications.  During 2010, MFH bought back $2.5 million of the $169.2 million new subordinated debentures at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment.  We currently pay an interest rate of 0.75% on a substantial portion of the Debentures.  This rate is due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.5%.  We do not currently have the liquidity to meet these payments and substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  If these Debentures were accelerated we would not be able to pay the debt.

Covenant compliance

As a result of restructuring our debt agreements or obtaining forbearance agreements, none of our debt has been accelerated at present.  We had debt agreements totaling $61.3 million at December 31, 2010 that had matured, but were subject to forbearance agreements that expire on June 30, 2011.

Letters of credit

We have letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support our obligations.  At December 31, 2010, we had $55.8 million in outstanding letters of credit posted as collateral, of which $10.0 million will mature in the second quarter of 2011; $25.1 million will mature in the third quarter of 2011; $14.2 million will mature in 2012 and the remaining $6.5 million will mature in 2017.  For those letters of credit that expire in 2011, we are in the process of either reducing them or having their maturity dates extended and as a result, we do not expect any adverse consequences.

Guarantees

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.

The following table summarizes guarantees by type at December 31, 2010:

	2010
(in thousands)	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements (1)	$430	$379
Indemnification contracts (2)	110,665	2,198
Other financial/payment guarantees (3)	8,284	4,658
	$119,379	$7,235

(1)	As part of the sale of our Agency Lending business, we effectively retained the DUS obligation related to specific loans.

(2)
We have entered into indemnification contracts with investors in our LIHTC Funds to compensate them for losses resulting from a recapture of tax credits due to foreclosure or difficulties in reaching occupancy milestones with respect to certain LIHTC property investments. We had no cash payments under these indemnification agreements for the year ended December 31, 2010.

(3)
We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations.  Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party.  The terms of such guarantees vary based on the performance of the asset.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae.  At December 31, 2010 the debt owed by the solar funds (our only debt exposure to consolidated funds and ventures) had the following terms:

	December 31, 2010
(dollars in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Funds:
Notes payable	$3,709	$3,709	8.3	% (1)	Various dates through December 2022
Total debt	$3,709	$3,709

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Funds

Our debt on solar facilities generally represents amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to us, we have guaranteed the investors’ yield in these funds.  We do not anticipate making payments under this guarantee.

Other Capital Resources

Common Shares

Prior to 2007, we from time to time issued common shares in public offerings or private sales, including under a dividend reinvestment plan.  When we failed to file our financial statements with the SEC on time, we first became ineligible to use the SEC’s short form registration procedures, and then we subsequently failed to meet the SEC’s requirements for registration statements relating to public offerings of securities.  We will not meet the SEC’s registration statement requirements until we become current with the financial statements we file with the SEC for at least four quarters of required filings.  We do not anticipate that will happen at least until late 2011, and perhaps not until after that.  We are also at risk of the SEC bringing an administrative proceeding that may result in us being deregistered by the SEC due to our inability to file timely financial reports.  See “Notes to Consolidated Financial Statements – Note 9, Commitments and Contingencies.”

Perpetual Preferred Shares

TEB has perpetual preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.

The cumulative perpetual preferred shares are subject to remarketing on various dates from September 2012 to 2019.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap.  If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could be significant and adversely impact the Company’s financial condition and results of operations.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.

Effective September 30, 2009, the Series Exhibits for Series C Preferred Shares were amended and restated through a remarketing to provide for distributions at a rate of 9.75% (formerly at 4.70%).  The remaining perpetual preferred shares have distributions rates ranging from 4.9% to 5.9%.  The weighted average distribution rate on the perpetual preferred shares outstanding of $168.7 million at December 31, 2010 was 5.7%.

On February 16, 2011, the Company repurchased $4.0 million of the original par amount of the 4.90% Series A-2 Subordinate Cumulative Perpetual Preferred Shares at 79.5%.  On February 17, 2011, the Company retired the shares and recognized a gain on debt extinguishment of $0.7 million.

Distribution Policy

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

Contractual Obligations

See “Notes to Consolidated Financial Statements – Note 10, Debt, Note 14, Commitments and Contingencies, Note 15, Equity, and Note 20, Consolidated Funds and Ventures” included in this Report for a description of our credit facilities, preferred obligations and contractual commitments.

The following table describes our commitments, at December 31, 2010, to make future payments under our debt agreements and other contractual obligations:

		Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Line of credit facilities	$4,190	$4,190	$	−	$	−	$	−
Senior interests and debt owed to securitization trusts (1)	748,100	15,985		55,140		42,255		634,720
Notes payable and other debt	207,885	112,174		47,909		609		47,193
Subordinated debentures	183,711	−		−		15,427		168,284
Mandatorily redeemable preferred shares	133,529	5,558		12,436		14,428		101,107
Operating lease obligations (2)	15,726	3,887		7,642		3,832		365
Unfunded loan commitments (3)	315	315		−		−		−
Unfunded equity commitments (4)	20,970	20,970		−		−		−
Debt related to consolidated funds and ventures (5)	3,709	181		446		526		2,556
Total	$1,318,135	$163,260		$123,573		$77,077		$954,225
(1)
Although these future debt payments are pursuant to the underlying debt agreements, the securitization trusts have credit enhancement and liquidity facility agreements that mature prior to these dates. At December 31, 2010, we had maturing credit enhancement and liquidity facilities totaling $71.3 million in 2011 and $598.3 million in 2013.  Historically, these have been renewed; however, there can be no assurance that this will continue.

(2)
We have entered into non-cancelable operating leases for office space and equipment. These leases expire on various dates through 2016. See “Notes to Consolidated Financial Statements - Note 14, Commitments and Contingencies” included in this Report.

(3)
Unfunded loan commitments are commitments to extend credit to a customer as long as there is no violation of any condition established in the contract.  See “Notes to Consolidated Financial Statements - Note 3, Loans Held for Investment and Loans Held for Sale” included in this Report.

(4)
As the limited partner in real estate operating partnerships, we have committed to extend equity to real estate operating partnerships in accordance with the partnership documents. This total amount is equity commitments of our consolidated LIHTC Funds to extend equity to Lower Tier Property Partnerships, which is funded primarily from the limited partners’ capital in the LIHTC Funds and not from us.  The timing of advancing money on these commitments is not dependent on the passage of time, but is dependent on various milestones and events occurring as detailed in the partnership agreements.  Estimating the timing for each partnership is not practical and, as such all amounts are shown in the less than one year column.  See “Notes to Consolidated Financial Statements - Note 20, Consolidated Funds and Ventures” included in this Report.

(5)
Debt related to consolidated ventures consists of notes payable arrangements of our solar funds that we consolidated.  See “Notes to Consolidated Financial Statements - Note 20, Consolidated Funds and Ventures” included in this Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MuniMae, together with the report thereon of KPMG LLP dated March 31, 2011, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As more fully explained below, we did not complete our evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.  Because of our material weaknesses in internal controls over financial reporting (see below), as well as our inability to file timely financial statements with the SEC, management concluded that our disclosure controls and procedures were not effective at December 31, 2010.

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

We did not complete our assessment of internal control over financial reporting for any of the financial periods presented in this Report.  We believe that our limited resources were more appropriately used to focus on completing our financial statements as soon as practicable.  Conducting assessments would have resulted in the filing of this Report being subsequently delayed.  In addition, based on the significant effort put forth on completing the 2010 and prior annual financial statements, we believe we have a sound understanding of the nature of our material weaknesses and additional assessment work would only marginally assist us in identifying other material weaknesses.  However, since we have not completed an assessment, there could be other material weaknesses in internal control.

Due to material weaknesses identified in our evaluation of internal control over financial reporting, we implemented additional procedures and reviews that we believe were sufficient to ensure that our consolidated financial statements for the years ended December 31, 2010, 2009, 2008 and 2007, are presented in accordance with GAAP.  These procedures included, among other things, evaluating and documenting all applicable accounting policies related to our businesses, evaluating the application of such accounting policies, performing analytical reviews and substantiating journal entries to source documents.  In addition, we conducted a number of Disclosure Committee meetings involving senior executives of MuniMae to assure the completeness and accuracy of the financial statements and related disclosures.

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

We identified the following deficiencies that we considered were material weaknesses in our internal control over financial reporting.

1.
Overall Control Environment.  We did not maintain an effective overall control environment, which is the foundation needed for effective internal control over financial reporting, as evidenced by the following weaknesses:

•
We have not been able to effectively maintain our accounting and financial reporting for the years 2010, 2009, 2008 and 2007 on a timely basis.  This was primarily because of our efforts being focused on the accounting and financial statement preparation for the financial statements for 2006 and prior years that were presented in the Company’s 2006 Annual Report on Form 10-K (which was filed with the SEC on April 29, 2009).  Specifically, we did not have processes in place to provide timely supervisory review of our financial statements and significant accounting transactions.  We believe that with the filing of this Report we will be able to maintain our reporting on a timely basis with the SEC.

•
We did not maintain an accounting policy function that was timely in the review and updating of our accounting policies, procedures and evaluation of significant transactions for the 2007 to 2010 periods. Beginning in the first quarter of 2011, we believe we have an accounting policy function that will provide for timely reviews of accounting policy changes, significant transaction reviews and other accounting policy support that will be sufficient for timely filing of financial reports with the SEC.

•
There are significant estimates and judgments related to the application of our accounting policies, especially in the valuation area, and we were not timely in the preparation or review of our accounting policies and accounting implementation related to these judgmental areas.  We are actively working to remediate these weaknesses.

•
We have not performed timely business unit and senior management reviews of our GAAP based financial results.  Although the financial statements included in this Report have been reviewed by senior management and the Board, these reviews were not performed on a timely basis.  This review process is expected to be conducted on a timely basis beginning with the March 31, 2011 quarterly financial statements.

•
Although we have documented our key accounting policies and accounting for significant transactions, this process was not completed on a timely basis.  We also have not yet documented our key accounting and reporting processes and related internal controls associated with those processes (see “Remediation of Material Weaknesses” below).

The overall control environment weaknesses described above also contributed to the existence of the material weaknesses outlined below.

2.
Valuations. Many of the Company’s accounting policies are dependent on valuation results for assets and liabilities.  Our bonds and derivatives are carried at fair value, our held for sale loans are carried at the lower of cost or fair value, and our held for investment loans are carried at amortized cost, less any specific impairment reserves (which are generally based on the fair value of the collateral).  Since these assets and liabilities that are subject to some form of recurring or non-recurring fair value accounting are not traded on established exchanges our fair values are based on indirect observable data.  Our processes and internal control over valuations have material weaknesses in the following areas; inadequate supervisory review of values, non-timely preparation of valuations and inadequate documentation associated with our valuations.  The Company is actively remediating these weaknesses (see below).

3.
Consolidation Accounting.  We did not maintain effective controls over the accounting for our variable interests in variable interest entities.  More specifically, the consolidation accounting assessment related to these areas was not performed timely, and in some cases our initial conclusions were not correct.  In addition, our initial allocation of income related to our interests was not correct.  The Company is actively remediating these weaknesses (see below).

4.
Equity Method Accounting.  We did not maintain effective controls to ensure accurate application of the equity method of accounting for investments in certain partnerships.  More specifically, we did not conduct timely reviews of the underlying financial results of our LIHTC Funds’ investments in Lower Tier Property Partnerships.  The Company is actively remediating these weaknesses (see below).

As a result of these material weaknesses, there have been material misstatements in valuations, consolidation accounting and our equity method accounting in the preliminary financial statements that were corrected prior to the issuance of the Company’s financial statements.  In addition, until all of our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on the “Internal Control – Integrated Framework” issued by COSO.  However, since management has not completed its assessment, we cannot provide assurance that the above listing of material weaknesses is complete.  In view of the weaknesses identified in our control over financial reporting, we implemented more extensive processes and procedures in order to prepare our financial statements for 2010, 2009, 2008 and 2007 without relying on controls that were not effective.  We believe these additional procedures were sufficient to provide a basis for management’s certifying that the financial statements presented in this Report are presented fairly, in all material respects, in accordance with GAAP.

Remediation of Material Weaknesses

Management is responsible for maintaining effective internal control over financial reporting, including the adequacy of accounting resources and the quality of the financial reporting processes.  In this Report we have described material weaknesses in our internal control over financial reporting at December 31, 2010.  We have been unable to focus significant resources on the remediation of our material weaknesses, because of the need to devote virtually all our accounting resources to completing the 2010, 2009, 2008 and 2007 financial statements, including the timely filing of this Report.  In particular, we did not install systems and procedures that provide the necessary level of assurance regarding the accuracy of our financial reporting without the type of additional review and other procedures that had to be undertaken in connection with the preparation of the financial statements that are contained in this Report.  However, we have taken the following steps to remediate some of the material weaknesses, including many of the material weaknesses in the entity-level control environment, described above:

•
We now focus our attention on ensuring that our financial reporting is in accordance with GAAP, and, in contrast to our previous use of certain non-GAAP metrics, we no longer use any alternative measure of our financial performance.

•
We have developed, adopted and documented formal accounting and reporting policies with respect to all of our significant transactions that are relevant to our business and necessary to properly account for our results for the periods presented in this Report.  This includes policies regarding consolidation accounting, bond accounting, equity method accounting, accounting for derivatives, accounting for mortgage servicing rights, accounting for loans, purchase accounting, and accounting for property and equipment, payroll and accounts payable.

•
We are strengtheninging our policies and procedures related to our accounting for assets and liabilities that are dependent on fair value measurements.  A Valuation Committee has been formed that will be responsible for the review and approval of all significant fair value measurements.  We also will incorporate a multilevel supervisory review of valuations, including a review of the integrity of the underlying data and clerical accuracy of the fair value models.  Some of these procedures have been implemented as of December 31, 2010.

•
We have been able to reorganize our accounting group such that a significant portion of our accounting is performed by employees and not consultants.  This provides a level of consistency, historical company knowledge and understanding of our transactions and how to account for them.  Although we are continuing to use consultants in some areas, these areas are limited and will be transitioned to full time employees in the near term.

•
We are implementing a more timely review by the accounting group of business transactions.  The accounting group will be involved as the business transactions are contemplated and will provide timely accounting support and accounting policy implementation as the transaction unfolds and therefore this will allow us to account for the consummation of transactions on a timely basis.

•
We are revising our risk assessment processes to align them better with the changing nature and complexity of our various lines of business and with the way we will be assessing risk under Auditing Standard No. 5.

The Company’s remediation process is on-going and we hope to complete the implementation of our remediation efforts during 2011, with the expectation that we will have adequate internal control over financial reporting and effective disclosure controls and procedures as of December 31, 2011.  However, since we have not completed our remediation efforts and we have not conducted our assessment of internal control over financial reporting, there can be no assurances that our remediation efforts will be successful or sufficient in remediating our material weaknesses.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers and directors as of the date of this Report:

Name	Age	Position(s)
Michael L. Falcone	49	Chief Executive Officer, President and Director
David Kay	54	Chief Financial Officer and Executive Vice President
Earl W. Cole, III	57	Executive Vice President
Gary A. Mentesana	46	Executive Vice President and Treasurer
Charles C. Baum	69	Director
Mark K. Joseph	72	Director and Chairman of the Board
Douglas A. McGregor	69	Director
Arthur S. Mehlman	69	Director
Fred N. Pratt, Jr.	66	Director

Michael L. Falcone has been a director of MuniMae since 1999.  Mr. Falcone has been the Chief Executive Officer and President of MuniMae since January 1, 2005.  Prior to his appointment as our Chief Executive Officer, he served as Chief Operating Officer since 1997.  Prior to joining MuniMae, he was a Senior Vice President of Shelter Development Corporation, where he was employed from 1983 to 1996.

Mr. Falcone’s qualifications to serve as a director include his extensive executive experience with MuniMae and his broad familiarity with the multifamily affordable housing finance industry.  As the Chief Executive Officer of MuniMae, Mr. Falcone provides the executive and operational leadership that has helped MuniMae through its on-going restructuring activities.

David Kay has been the Chief Financial Officer and Executive Vice President of MuniMae since November 2007.  Prior to joining MuniMae, Mr. Kay was Co-Leader of the Financial Services practice of Navigant Consulting, Inc., a global consulting firm providing operational, dispute, investigative, risk management and financial advisory solutions to the market. Previous to this, he was CFO of J.E. Robert Companies which manages real estate funds investing in the United States and Europe. Prior to joining J.E. Robert, Mr. Kay was the Managing Partner of Arthur Andersen LLP's Mid-Atlantic accounting, audit and risk management services.

Earl W.  Cole, III is an Executive Vice President of MuniMae responsible for Credit and Portfolio Management since 2004.  Since December 2008, Mr. Cole has been responsible for MMA Realty Capital. In addition, Mr. Cole is the Company’s Chief Credit Officer and Head of Credit Strategy.  Prior to assuming his current roles, Mr. Cole oversaw the loan servicing and construction management of MuniMae’s real estate Portfolio Management and Asset Management functions.  Mr. Cole joined our predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1989 and has served in various leadership positions with MuniMae since 1996.  Prior to joining SCA Tax-Exempt Fund Limited Partnership, Mr. Cole worked for HUD for 13 years, where he was engaged in a number of activities, including loan origination and servicing and community planning and development.  Mr. Cole is a graduate of the University of Maryland with a B.A. in Economics.

Gary A.  Mentesana is an Executive Vice President and Treasurer of MuniMae and has been responsible for Corporate Capital since February 2008.  He has been an Executive Vice President of MuniMae since 2003 and has been in various leadership positions since joining MuniMae in 1996.  From 2006 until his current appointment, he was responsible for MMA Financial.  Prior to that, from 2003 to 2006, he was responsible for MuniMae’s tax-exempt bond group and prior to 2003, Mr. Mentesana was MuniMae’s Senior Vice President and Chief Capital Officer.  Mr. Mentesana also served as Chief Financial Officer from 1998 through 2001.  Mr. Mentesana joined MuniMae in 1996 when we succeeded the SCA Tax-Exempt Fund Limited Partnership, whom he had been with since 1988.  Before SCA Tax-Exempt Fund Limited Partnership, Mr. Mentesana was an active Certified Public Accountant and worked for Coopers and Lybrand.  Mr. Mentesana graduated from the University of Rhode Island.

Charles C. Baum has been a director of MuniMae since 1996. Mr. Baum has been the President since 2004, and the Chief Financial Officer since 1973, of United Holdings Co., Inc., a company that invests in real estate and securities, and its predecessors. Mr. Baum is also a member of the board of directors of Gabelli Group Capital Partners, an investment advisory firm, and a director of ICTC, an inter-community telephone company.

Mr. Baum’s qualifications to serve as a director include his substantial financial, real estate, and investment expertise.  Through his chairmanship of MuniMae’s Governance Committee and service on MuniMae’s Audit and Compensation Committees, Mr. Baum has effectively utilized his talents to review and assess MuniMae’s compliance activities.

Mark K. Joseph has been Chairman of the Board of MuniMae since 1996.  From our founding in 1996 until January 1, 2005, he also served as our Chief Executive Officer.  He also served as the President of the managing general partner of the SCA Tax-Exempt Fund Limited Partnership, our predecessor, from 1986 through 1996.  Mr. Joseph is also the Founding Chairman of Shelter Group, a multifamily development firm.  Mr. Joseph is a former director of Provident Bankshares Corporation.

Mr. Joseph’s qualifications to serve as a director and Chairman include his long-term executive leadership with MuniMae and its predecessor.  Mr. Joseph has extensive experience in tax exempt mortgage revenue bonds and the financing of affordable multifamily housing.  Throughout his career, Mr. Joseph has provided leadership to the boards of several public and private companies. Mr. Joseph’s experience and knowledge of MuniMae has been a valuable asset for the Company and its executives.

Douglas A. McGregor has been a director of MuniMae since 1999.  In 2002, Mr. McGregor retired as Vice Chairman and Chief Operating Officer of The Rouse Company, formerly a real estate development and management company, a position he held since 1998.  Mr. McGregor had been with The Rouse Company since 1972.  Mr. McGregor has extensive experience in real estate development and management.

Mr. McGregor’s qualifications to serve as a director include his extensive experience in leading real estate development and management activities for one of the largest real estate developers in the U.S.  As chairman of MuniMae’s Compensation Committee, Mr. McGregor has effectively utilized his talents to review and assess the operations and metrics used to evaluate key executives at MuniMae.

Arthur S. Mehlman has been a director of MuniMae since 2004.  Prior to his retirement in 2002, Mr. Mehlman had served as a partner at KPMG, an independent registered public accounting firm, since 1972, including serving as the partner in charge of KPMG’s audit practice for the Baltimore/Washington region.  Mr. Mehlman is also a director of Legg Mason Funds and The Royce Funds.

Mr. Mehlman’s qualifications to serve as a director include his significant accounting and audit experience.  With his long tenure as a partner in a major national accounting firm and his membership on MuniMae’s Audit Committee, Mr. Mehlman has been able to provide guidance to MuniMae’s financial executives.

Fred N. Pratt, Jr. has been a director of MuniMae since 2003.  From November 2006 until August 2009 Mr. Pratt was the President of Benchmark Assisted Living, a private company that operates senior living facilities.  From 2003 to November 2006, Mr. Pratt provided real estate investing and consulting advice.  Prior to that, Mr. Pratt co-founded the Boston Financial Group, a leading real estate investment manager, operator, and service provider that managed billions in real estate investments, which was acquired by Lend Lease Corporation Limited, a leading international retail and residential property group, in 1999.  Mr. Pratt served Lend Lease in several capacities including as Chief Executive Officer of Lend Lease Real Estate Investments (U.S.) from 2001 through 2003.

Mr. Pratt was first selected as a director in 2003 based on his significant executive experience with real estate investment companies.  As Chairman of MuniMae’s Audit Committee, Mr. Pratt has worked closely with MuniMae’s finance and audit executives and independent auditors to insure that MuniMae maintains high standards of accountability.

Board Composition

Our board of directors currently consists of six members, each of whom were elected by the Company’s shareholders.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines (“Guidelines”), which are available on our website at www.munimae.com under “About MuniMae – Governance,” then “Corporate Governance Guidelines.”  These Guidelines contain general principles regarding the function of our Board and Board committees.  The Guidelines are reviewed on an annual basis by the Governance Committee of the Board, which submits to the Board for approval any changes deemed desirable or necessary.

Independence of Directors

Our Guidelines require that a majority of the Board of Directors be comprised of independent directors.  When those Guidelines were adopted, our shares were listed on the NYSE.  Although our shares are no longer listed on the NYSE, the NYSE’s director independence guidelines are incorporated in our Guidelines, which are used by the Board in making independence determinations.  For a director to be considered independent under the Listing Standards of the NYSE, the Board must affirmatively determine that the director has no direct or indirect material relationship with MuniMae.  The Board has determined that the following directors are independent: Charles C. Baum, Douglas A. McGregor, Arthur S. Mehlman and Fred N. Pratt, Jr.

Qualification for Board Membership

The Board has the responsibility for nominating candidates for election to the Board and for filling vacancies on the Board as they arise.  In evaluating potential candidates, the Board considers the qualifications listed in our Guidelines including the requirement that nominees should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of the shareholders.  Nominees are selected on the basis of their business and professional experience and qualifications, public service, diversity of background, and availability.  In addition, the Board established an expectation that each non-executive director will acquire, within three years after his or her election to the Board, a number of shares having a value at least equal to two-thirds of the fees earned in those three years (excluding Deferred Shares in the director’s deferred share account).  However, certain directors have not yet met that expectation because we have not been current in filing reports with the SEC, and our directors have not been permitted to buy our shares since September 2006.  Further, no MuniMae independent director may serve on the boards of more than four other publicly traded companies while serving on our Board and no Chief Executive Officer who is also a director may serve on the boards of more than two other publicly traded companies.  All directors are in compliance with these requirements and expectations, except as described above.

Process for Nominating Potential Director Candidates

The Governance Committee of the Board is responsible for identifying, screening and selecting potential candidates for Board membership and for recommending qualified candidates to the full Board for nomination.  In evaluating potential candidates, the Committee considers the qualifications listed in our Guidelines.  The Committee applies the same standards in evaluating candidates submitted by shareholders as it does in evaluating candidates submitted by other sources.  Suggestions regarding potential director candidates, together with the supporting information concerning the potential candidate’s qualifications, should be submitted in writing to:

Governance Committee
Municipal Mortgage & Equity, LLC
c/o Corporate Secretary
621 East Pratt Street, Suite 600
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

Executive Session

Pursuant to our Guidelines, the independent directors of the Board meet in regularly scheduled sessions without the presence of management.  The chair of these executive sessions is Mr. Pratt.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with one or more members of MuniMae’s Board by writing to the Board, or a specific director at:

Board of Directors (or specific director)
Municipal Mortgage & Equity, LLC
c/o Corporate Secretary
621 East Pratt Street, Suite 600
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

In so doing, it is the responsibility of the Audit Committee to maintain free and open communication between the Committee, the independent registered public accounting firm, the internal auditors and our management and to resolve any disagreements between management and the independent registered public accounting firm regarding financial reporting.  The Committee also performs other duties and responsibilities set forth in a written Charter approved by the Board of Directors.  The Charter of the Audit Committee is available on MuniMae’s website at www.munimae.com under “About MuniMae – Governance,” then “Audit Committee.”  The Audit Committee held 13 meetings during 2007, six meetings during 2008, 13 meetings during 2009 and 11 meetings in 2010.

The Board and the Governance Committee have determined that all members of the Committee satisfy the independence requirements of the NYSE’s Listing Standards, even though the Company is not subject to those standards at this time, the rules adopted by the SEC and our Guidelines.  No member of the Audit Committee is to serve on the Audit Committee of more than three public companies, including MuniMae, and for the years 2007 through 2010, no member of the Audit Committee served on the audit committee of any other public company except that Mr. Mehlman is chairman of the audit committee of The Legg Mason Funds and a member of the audit committee of The Royce Funds.  The Board of Directors has also determined that Mr. Mehlman qualifies as an “audit committee financial expert” under SEC rules.  During the years 2007 and 2008, membership on the Committee consisted of Mr. Pratt, who served as Chairman, and Messrs. Baum and Mehlman, as well as retired directors Eddie C. Brown and Robert S. Hillman.  From October 21, 2009 through the date of this report, membership on the Committee consisted of Mr. Pratt, who served as Chairman, and Messrs. Baum and Mehlman.

The Audit Committee formed a Restatement Committee to oversee the restatement of the 2004 and 2005 financial statements and the preparation of the 2006 financial statements.  The membership of the Restatement Committee consisted of Mr. Mehlman and Mr. Joseph.  This committee held seven meetings during fiscal 2007 and 34 meetings during fiscal 2008.

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

These duties and responsibilities are set forth in a written Charter of the Committee which has been approved by the Board of Directors and is available on our website at www.munimae.com under “About MuniMae – Governance,” then “Compensation Committee.”

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

Our Chief Executive Officer provides recommendations to the Compensation Committee with respect to the wage level, base salary amounts, performance targets for annual incentive and long-term incentive bonus programs and any adjustments to the cash value for equity grants for each named executive officer other than himself.  These compensation recommendations are based on the peer group market data reviewed by the Committee and the Chief Executive Officer’s subjective review of each officer’s overall performance and contribution to MuniMae during the prior year.  While the Committee considers the recommendations of the Chief Executive Officer with respect to these elements of compensation, the Committee independently evaluates the recommendations and makes all final compensation decisions.  The Chief Executive Officer does not make any recommendations as to his own compensation and such decisions are made solely by the Compensation Committee.  Other than our Chief Executive Officer, no other executive officer of MuniMae had any role in determining or recommending the amount or form of executive officer or director compensation during the years 2007 through 2010.

During the years 2007 and 2008, membership on the Compensation Committee consisted of Mr. Hillman, who served as Chairman, and Messrs. Baum and McGregor, and retired director Barbara Lucas. From October 21, 2009 through the date of this report, membership on the Committee consisted of Mr. McGregor, who served as Chairman, and Messrs. Baum and Mehlman. All members of the Committee qualify as independent directors under our Corporate Governance Guidelines and the NYSE’s Listing Standards.  The Compensation Committee held 16 meetings during 2007, nine meetings during 2008, seven meetings during 2009 and three meetings during 2010.

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

The Committee is also responsible for performing other duties and responsibilities set forth in a written Charter approved by the Board of Directors.  The Charter of the Committee is available on our website at www.munimae.com under “About MuniMae – Governance,” then “Governance Committee.”  During fiscal year 2007, membership of the Committee consisted of Mr. McGregor, who served as Chairman, and Messrs. Baum and Hillman.  From October 21, 2009 through January 20, 2010, membership on the Committee consisted of Mr. Baum, who served as Chairman, and Messrs. Baum, Pratt and McGregor and retired director Richard O. Berndt. From January 20, 2010 through the date of this report, membership on the Committee consisted of Mr. Baum, who served as Chairman, and Messrs. Pratt and McGregor. The Committee held four meetings during 2007, 2 meetings during 2008, 4 meetings during 2009 and 4 meetings during 2010.  All members of the Committee qualify as independent directors under our Guidelines and the NYSE Listing Standards.

Director Attendance at Meetings

During fiscal year 2007, there were 19 meetings of the Board.  Each Director attended at least 75% of the total number of meetings of the Board and each of the Board Committees on which he or she served, with the exception of Mr. Brown who attended 66% of the total number of meetings of the Board and the Board Committees on which he served. During fiscal year 2008, there were 73 meetings of the Board.  Each Director attended at least 75% of the total number of meetings of the Board and each of the Board Committees on which he or she served.  During fiscal year 2009, there were 21 meetings of the Board.  Each Director attended at least 75% of the total number of meetings of the Board and each of the Board Committees on which he or she served, with the exception of Mr. Brown who attended 73% of the total number of meetings of the Board and the Board Committees on which he served. During fiscal year 2010, there were 12 meetings of the Board.  Each Director attended at least 75% of the total number of meetings of the Board and each of the Board Committees on which he or she served.

Changes in Executive Officers and Directors Since December 31, 2006

Ms. Melanie Lundquist resigned from her positions as an Executive Vice President and Chief Financial Officer in July 2007 and Mr. Anthony Mifsud resigned from his positions as a Senior Vice President and the Treasurer in September 2007.  In June 2007, Rick Brown became an Executive Vice President in charge of human resources and then subsequently an officer of our Renewable Energy business.  Mr. Brown’s employment ended in April 2009 upon the sale of the Renewable Energy business.  In July 2007, Charles Pinckney became our Chief Operating Officer and our interim Chief Financial Officer.  In November 2007, David Kay became our Executive Vice President and Chief Financial Officer.  Matthew Cheney became our Executive Vice President and the Chief Executive Officer of MMA Renewable Ventures in 2006.  Mr. Cheney’s employment terminated on April 1, 2009, upon the first closing in the Company’s sale of its Renewable Energy business.  Mr. Pinckney resigned from his position as Chief Operating Officer in December 2008.  Ms. Jenny Netzer resigned her position as Executive Vice President in February 2009.  Mr. Frank Creamer’s employment as an Executive Vice President ended upon expiration of his employment agreement on March 31, 2009.

Effective as of September 30, 2009, Eddie C. Brown, Robert S. Hillman and Barbara B. Lucas, resigned from the board of directors.  Effective as of January 20, 2010, Richard O. Berndt resigned from the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of changes in ownership of our equity securities with the SEC and the NYSE.  SEC regulations require that directors and executive officers furnish to us copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on review of the copies of the reports that were furnished to us and written representations that no other reports were required, we identified the following late filings:  For the fiscal year ended December 31, 2007, we have identified a total of 10 late filings involving eight of our directors and executive officers. Messrs. Berndt, Brown, Cole, Hillman, McGregor, Pratt and Ms. Lucas each had one late Form 4 filing and Mr. Baum had two late Form 4 filings.  For the fiscal year ended December 31, 2008, we have identified a total of six late filings involving six of our directors and executive officers. Messrs. Baum, Brown, Hillman, McGregor, Pratt and Ms. Lucas each had one late Form 4 filing. The late filings in fiscal year 2007 and 2008 were due to administrative errors from internal staffing changes, which have since been addressed.  There were no late filings for the fiscal year ended December 31, 2009. For the fiscal year ended December 31, 2010, we have identified one late filing. Mr. Falcone’s option award was effectively reported on a Current Report on Form 8-K; however, due to an administrative error, the required Form 4 was inadvertently late.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2007, 2008, 2009 and 2010 by each person serving during the respective fiscal year, as our principal executive officer or other executive officer, who we collectively refer to as our “Named Executive Officers.”

Name and Principal Position	Year	Salary		Bonus (1)	Stock Awards (2)		Non-equity Incentive Plan Compensation (2)		Total
Michael L. Falcone	2007	$468,344		$368,750	$18,227		$396,928	(3)	$1,252,249
CEO and President	2008	494,378		−	27,896		29,161	(4)	551,434
	2009	519,904		−	452		8,339		528,695
	2010	501,100		−	−		−		501,100

Gary A. Mentesana	2007	340,063		200,000	8,822		370,378	(5)	919,263
Executive Vice President	2008	354,789		37,500	9,125		18,639	(6)	420,053
	2009	369,249		−	1,129	(7)	30,612		400,990
	2010	365,946		−	110		7,425		373,481

David Kay CFO and	2007	29,477		−	3,211		100,000		132,688
Executive Vice President (8)	2008	448,400		−	-		2,018	(9)	450,418
	2009	463,024		1,364,585	1,032		100,000		1,928,642
	2010	466,230		150,351	780		100,000		717,361

Charles M. Pinckney	2007	388,294		650,000	1,557		29,167		1,069,018
COO (resigned 12/31/08)	2008	471,972		190,000	−		17,247	(10)	679,219
	2009	98,766	(11)	−	−		−		98,766
	2010	−		−	−		−		−

Jenny Netzer	2007	323,986		325,000	8,151		16,667		673,804
Executive Vice President	2008	347,251		−	−		996	(12)	348,247
(resigned 02/06/09)	2009	426,004	(11)	−	2,723	(7)	−		428,727
	2010	40,385	(11)	−	−		−		40,385

Melanie M. Lundquist	2007	478,603	(11)	200,000	1,295		−		679,898
CFO and Executive Vice	2008	300,000	(11)	−	−		−		300,000
President	2009	−		−	−		−		−
(resigned 07/27/07)	2010	−		−	−		−		−

(1)
Amounts represent the cash awards earned by the named executive officer under our performance-based annual incentive bonus.  For a discussion of the grant of these awards, see the accompanying footnotes below and “Employment Agreements and Other Agreements,” below.

(2)
The awards are payable on each vesting date 30% in cash and 70% with our common shares.  The cash components are included under Non-Equity Incentive Plan Compensation and the deferred shares components are included in Stock Awards.  Amounts include the dollar amount recognized for under GAAP for financial statement reporting purposes.  Amounts in the “Stock Awards” column reflect expense related to grants of deferred shares pursuant to our Employee Share Incentive Plans.  For a discussion of the assumptions used in the valuation of the awards included in the “Stock Awards” column, see Note 16 to our 2007-2010 audited financial statements.

(3)
 Amount includes a payment of $356,298 for options that expired in 2007.  The payment was authorized by the Compensation Committee on April 2, 2007 in order to provide employees of the Company who had held options for 10 years, the benefits of the long-held options which the employees were unable to exercise since the Company was not current in its financial reporting.  The Compensation Committee valued the options based on the weighted average closing price of the Company’s shares for the month of March 2007 ($28.61 per share).

(4)
Amount includes $4,156 in dividends due on deferred share awards which were paid in cash. Dividend payments in cash were made in 2008 due to the fact that the Company was unable to issue dividends in common shares because the Company was not current in its financial reporting.  The Company has not declared a dividend since the first quarter 2008.

(5)
Amounts include a payment of $345,373 for options that expired in 2007.  The payment was authorized by the Compensation Committee on April 2, 2007 in order to provide employees of the Company who had held options for 10 years, the benefits of the long-held options which the employees were unable to exercise since the Company was not current in its financial reporting.  The Compensation Committee valued the options based on the weighted average closing price of the Company’s shares for the month of March 2007 ($28.61 per share).

(6)
Amounts include $1,968 in dividends due on deferred share awards which were paid in cash. Dividend payments in cash were made in 2008 due to the fact that the Company was unable to issue dividends in common shares because the Company was not current in its financial reporting.  The Company has not declared a dividend since the first quarter 2008.

(7)
Amounts include the 2007 award that vest one-fifth on the award date and one-fifth on each of the first four anniversaries of that date; except that no portion of the award vests until the Form 10-K for fiscal year 2006 is filed.  On February 13, 2009 the Company filed its Form 10-K for fiscal year 2006, which triggered the vesting of shares held from 2007, 2008 and 2009.

(8)	Mr. Kay’s 2009 bonus was predominantly based on completing and filing the Company’s 2006 Annual Report on Form 10-K, which occurred in April 2009.

(9)
Amounts include $2,018 in dividends due on deferred share awards which were paid in cash. Dividend payments in cash were made in 2008 due to the fact that the Company was unable to issue dividends in common shares because the Company was not current in its financial reporting.  The Company has not declared a dividend since the first quarter of 2008.

(10)
Amounts include $580 in dividends due on deferred share awards which were paid in cash. Dividend payments in cash were made in 2008 due to the fact that the Company was unable to issue dividends in common shares because the Company was not current in its financial reporting.  The Company has not declared a dividend since the first quarter 2008.

(11)	Includes amounts for severance payments made to Ms. Lundquist, Ms. Netzer and Mr. Pinckney.

(12)
Amounts include $747 in dividends due on deferred share awards which were paid in cash. Dividend payments in cash were made in 2008 due to the fact that the Company was unable to issue dividends in common shares because the Company was not current in its financial reporting.  The Company has not declared a dividend since the first quarter 2008.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers on December 31st of each year noted in the table, including stock option awards and unvested deferred shares.

		Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un-exercisable		Option Exercise Price	Option Expiration Date and Vesting Date, As Applicable	Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested (1)
Michael L. Falcone	2007	30,362	(2)	−		$16.87	04/24/07	−		$	−
		100,932		100,932	(3)	26.50	04/07/16	−			−
								918	(5)		13,623
								1,318	(6)		19,559
								629	(6)		9,334
								628	(7)		9,320
	2008	151,398		50,466	(4)	26.50	04/07/16	−			−
								628	(7)		170
	2009	201,863		−		26.50	04/07/16	−			−
	2010	201,863		−		26.50	04/07/16	−			−
		166,667		333,333	(8)	0.23	05/05/20	−			−

David Kay	2007							9,174	(9)		136,142
	2008							9,174	(9)		2,477
	2009							4,587	(10)		1,009

Gary A. Mentesana	2007	29,431	(11)	−		16.87	04/24/07	−			−
		31,056		31,056	(3)	26.50	04/07/16	−			−
								658	(6)		9,765
								1,257	(6)		18,654
								3,046	(12)		45,203
	2008	46,584		15,528	(4)	26.50	04/07/16	−			−
								629	(7)		170
								3,046	(12)		822
	2009	62,112		−		26.50	04/07/16	−			−
								1,218	(13)		268
	2010	62,112		−		26.50	04/07/16	−			−
		116,667		233,334	(8)	0.23	5/10/20	−			−
								609	(14)		73

Charles M. Pinckney	2007	62,112		62,112	(16)	26.50	04/07/16	−			−
		−		125,000	(16)	23.94	08/27/17	−			−
								1,318	(15)		19,559
								6,770	(16)		100,467
	2008	93,168		31,056	(16)	26.50	04/07/16	−			−
		41,667		83,334	(16)	23.94	08/27/17	−			−
								6,770	(16)		1,828

Jenny Netzer	2007							4,922			73,040
								4,528	(17)		67,196
	2008							4,922	(18)		1,329
								2,264	(18)		611

(1)	Market value calculated by multiplying the closing market price of MuniMae’s Common Stock on December 31st of each year by the number of unvested deferred shares.

(2)
Pursuant to a letter agreement dated April 5, 2007, outstanding options available under this 1997 option grant settled for $356,298.  FMV for the purposes of the settlement was $28.61 or the weighted average price for March 2007.

(3)	The remaining unvested stock options vested in equal increments on February 1, 2008 and 2009.

(4)	The remaining unvested stock options vested vest in equal increments in 2009.

(5)	The remaining unvested deferred shares vested on January 1, 2008.

(6)	The remaining unvested deferred shares vested on February 1, 2008.

(7)	The remaining unvested deferred shares vested on February 1, 2009.

(8)	Pursuant to an option agreement dated May 5, 2010. The unvested stock options will vest in equal increments on May 5, 2011 and 2012.

(9)	The remaining unvested deferred shares vested on February 28, 2009 and 2010.

(10)	The remaining unvested deferred shares vested on February 28, 2010.

(11)
Pursuant to a letter agreement dated April 5, 2007, outstanding options available under this 1997 option grant settled for $345,373.  FMV for the purposes of the settlement was $28.61 or the weighted average price for March 2007.

(12)
The remaining unvested deferred shares vested in equal increments on April 6, 2007 and February 1, 2008, 2009, 2010 and 2011, except that no portion of these shares vested until the filing of the Company’s 2006 Annual Report on Form 10-K.

(13)	The remaining unvested deferred shares vested on February 1 2010 and 2011.

(14)	The remaining unvested deferred shares vested on February 1 2011.

(15)	Mr. Pinckney rejected the 1,318 deferred shares that vested on February 1, 2008.

(16)	All of these shares and options were forfeited on December 31, 2008, when Mr. Pinckney left the Company.

(17)	Ms. Netzer rejected the 2,264 deferred shares that vested on February 1, 2008.

(18)	All of these shares vested on February 6, 2009, when Ms. Netzer left the Company.

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

When Mr. Falcone’s employment agreement terminated, instead of entering into a new employment agreement, Mr. Falcone and the Compensation Committee of our Board agreed that, until Mr. Falcone and the Company entered into a new employment agreement (1) Mr. Falcone would receive a salary of $500,000 per year; (2) if for any reason, Mr. Falcone’s employment were terminated prior to the execution of a new contract, Mr. Falcone would receive $2.5 million (or, if the termination is after a change in control of the Company, $5.0 million); and (3) Mr. Falcone would not be paid an annual incentive bonus for 2007.  Mr. Falcone also did not receive a bonus for 2008 or 2009.

In March 2010, we entered into a new employment agreement with Mr. Falcone pursuant to which Mr. Falcone continued to be employed as Chief Executive Officer. The employment agreement has a term ending on December 31, 2012 and provides for an annual base compensation of $500,000. The employment agreement contains the following terms and conditions:

•
We may terminate the agreement for cause, which includes Mr. Falcone’s gross negligence, intentional misconduct, conviction of a serious crime, breach of certain non-competition restrictions or breach of the duty of loyalty. "Cause" also includes certain violations of the law and certain failures by Mr. Falcone to perform services reasonably requested of him. If we terminate the agreement for cause or Mr. Falcone terminates the agreement for other than good reason (as defined in the employment agreement), he will receive his base salary up through the date of termination but no portion of any incentive compensation for the fiscal year.

•
Upon termination of the agreement by (i) us without cause, (ii) Mr. Falcone for good reason or (iii) disability, Mr. Falcone is entitled to receive benefits through the date of termination, a cash severance up to $1,000,000 to be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, and any outstanding deferred cash and equity awards will become fully vested.

•
Mr. Falcone may terminate the agreement at any time after July 1, 2011, by providing thirty (30) days written notice. In such event, Mr. Falcone is entitled to receive $500,000 (in early termination compensation).  In the event of termination under such provision, Mr. Falcone will not be entitled to any unvested outstanding restricted or deferred share awards, share options or other type of award.

•	The agreement provides for a death benefit equal to $1,000,000 in the event of Mr. Falcone's death.

•
For a 12-month period following termination of his employment, Mr. Falcone may not compete with the Company, may not to divulge confidential Company information, and may not solicit Company employees or customers.

•	The agreement requires us to indemnify Mr. Falcone from any and all liability for acts or omissions performed in the course of his employment.

In May 2010, in connection with his new employment agreement, we entered into a Stock Option Agreement with Mr. Falcone which granted Mr. Falcone an option award to purchase 500,000 common shares at an exercise price of $0.23 per share.  The option award vests and becomes exercisable ratably over a three year period beginning on May 10, 2010 and on the two succeeding anniversaries of that date.  The options expire on May 10, 2020.

Ms. Lundquist.  On July 16, 2007, we entered into a Separation and Transition Agreement with Ms. Lundquist, who served as our Chief Financial Officer until her resignation, effective on July 27, 2007.  The separation agreement provided for a severance payment of $600,000 payable in four equal installments on July 27, 2007, October 27, 2007, January 27, 2008 and April 27, 2008, an amount equal to Ms. Lundquist’s accrued but unused vacation in accordance with the Company’s standard practices, issuance of the shares of deferred shares of our Common Stock which had vested under Ms. Lundquist’s Deferred Share Agreement dated March 16, 2006, and COBRA health, dental and vision insurance benefits through September 30, 2007.  In consideration of the severance payment, Ms. Lundquist agreed to (1) a non-solicitation provision; (2) a non-disparagement provision; and (3) to consult, cooperate and be reasonably available in connection with the transition of her duties as Chief Financial Officer.

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

Each of the employment agreements gave us a right to terminate it for cause or because of unsatisfactory job performance.  Each of them provided for severance equal to the lesser of 12 months’ base salary or the total base salary during the remaining term of the agreement if we terminated it without cause, if Mr. Pinckney or Mr. Mentesana terminated it for “good reason” or if it was terminated because of disability.  Each of them also provided for death benefits equal to 24 months’ base compensation.

In August 2007, Mr. Pinckney entered into a new employment agreement due to changes in his responsibilities.  That employment agreement originally was to terminate in July 2010, but was amended to extend its term until March 2012.  In December 2008, Mr. Pinckney left the Company and his employment agreement was terminated by mutual consent.

In January 2010, we entered into a new employment agreement with Mr. Mentesana pursuant to which Mr. Mentesana continues to be employed as Executive Vice President. The employment agreement has a term ending on December 31, 2012 and provides for an annual base compensation of $365,000. The agreement provides for incentive compensation payable in cash, shares, options or otherwise as determined by the Compensation Committee based on individual and Company performance.

In connection with the execution of his employment agreement, Mr. Mentesana was granted an option award to purchase 350,000 common shares at an exercise price of $0.27 per share. The option award vests and becomes exercisable ratably over a three year period beginning on January 7, 2010 and on the two succeeding anniversaries of that date. The options expire on January 7, 2020.

The employment agreement also contains the following terms and conditions:

•
We may terminate the agreement for cause, which includes Mr. Mentesana’s gross negligence, intentional misconduct, conviction of a serious crime, breach of certain non-competition restrictions or breach of the duty of loyalty. "Cause" also includes certain violations of the law and certain failures by Mr. Mentesana to perform services reasonably requested of him. If we terminate the agreement for cause or Mr. Mentesana terminates the agreement for other than good reason (as defined in the Agreement), he will receive his base salary up through the date of termination but no portion of any incentive compensation for the fiscal year.

•
Upon termination of the agreement by (i) us without cause, (ii) Mr. Mentesana for good reason or (iii) disability, Mr. Mentesana is entitled to receive benefits through the date of termination, a cash severance of $500,000 to be paid in four equal quarterly payments beginning on the first day of the first calendar month following the termination date, and any outstanding deferred cash and equity awards will become fully vested.

•	The agreement provides for a death benefit equal to $500,000 in the event of Mr. Mentesana's death.

•
For a 12-month period following termination of his employment, Mr. Mentesana has agreed not to compete with the Company, not to divulge confidential Company information, or solicit Company employees or customers.

•	The agreement requires us to indemnify Mr. Mentesana from any and all liability for acts or omissions performed in the course of his employment.

In November 2007, we entered into an employment agreement with David Kay pursuant to which Mr. Kay was engaged as Chief Financial Officer. The employment agreement had a term ending on March 31, 2010 and provided for an initial base compensation of $425,000 with scheduled 5% annual increases on each January 1st during the term of the agreement, beginning January 1, 2009. The agreement provided for an annual incentive compensation award of up to three times the then effective base compensation under the agreement.

In connection with the execution of his employment agreement, Mr. Kay was granted an incentive award of 13,761 deferred common shares and $300,000 deferred cash. One-third of the common shares comprising the deferred share award vested upon entry into the employment agreement described above. The remaining two-thirds of the deferred shares vested in two equal installments on February 28, 2009 and February 28, 2010. One-third of the deferred cash vested upon entry into the employment agreement described above. The remaining two-thirds of the deferred cash vested in two equal installments on February 28, 2009 and February 28, 2010. In addition, the deferred shares will vest immediately upon a change of control. The deferred shares and deferred cash will also vest if Mr. Kay's employment is terminated without cause or for disability, good reason or death.

The employment agreement also contained a Form 10-K completion bonus and a change of control bonus. Under the Form 10-K completion bonus, Mr. Kay was to receive an amount in cash or equity, or equity based awards, equal to 2.66 times his base compensation then in effect upon the filing of the registrant's 2006 Form 10-K and 1.34 times his base compensation then in effect upon the filing of the registrant's 2007 Form 10-K. These bonuses were not to be payable to Mr. Kay if the filings occur after a change of control. In the event of a change of control of the registrant, Mr. Kay was to receive a bonus equal to eight times his base compensation then in effect. One half of such amount was to be payable upon the change of control, and one-half was to be paid on March 31, 2010. However, if Mr. Kay ceased to be employed by the registrant or a successor entity following a change of control, the second installment of the change of control bonus would have been paid immediately, unless Mr. Kay terminated his employment without good reason, in which event he would have received only a pro-rata portion of the second installment based on the duration of his employment since the change of control. Without regard to the foregoing, Mr. Kay was to have received the full change of control bonus if he was terminated without cause within three months preceding the execution and delivery of a letter of intent that results in a change of control. Any change in control bonus would have been reduced by the amount of any Form 10-K completion bonus previously received.

The employment agreement also contained the following terms and conditions:

•
We were entitled to terminate the agreement for cause, which included Mr. Kay’s intentional misconduct, conviction of a serious crime, breach of certain non-competition restrictions or breach of the duty of loyalty. "Cause" also included certain violations of the law and certain failures by Mr. Kay to perform services reasonably requested of him. If we terminated the agreement for cause or Mr. Kay terminated the agreement for other than good reason (defined below), he would have received his base compensation up through the date of termination but no portion of any incentive compensation for the fiscal year.

•
If we terminated the agreement without cause, Mr. Kay would have been entitled to receive his base compensation through the date of termination, a proportionate share of the incentive compensation that he would have earned for that year and a cash severance payment equal to two times his then current base compensation, but no such severance payment would have been made if Mr. Kay had received a change of control bonus as described above.

•
If Mr. Kay was terminated as a result of a disability, he was entitled to receive his base compensation through the date of termination, a proportionate share of the incentive compensation that he would have earned for that year and a cash severance payment equal to the greater of (1) his then current base compensation or (2) the base compensation that he would have received between the termination date and the expiration of the agreement.

•
If Mr. Kay terminated the agreement for good reason (e.g., reduction of compensation or diminution of duties), he was entitled to receive his base compensation through the date of termination, a proportionate share of the incentive compensation that he would have earned for that year and a cash severance payment equal to two times his then current base compensation, but no such severance payment would have been made if Mr. Kay had received a change of control bonus as described above.

•	Upon termination of the agreement by us without cause, by Mr. Kay for good reason or upon his death or disability, any outstanding deferred cash and equity awards were to have become fully vested.

•	The agreement provided for a death benefit equal to two years’ base compensation in the event of Mr. Kay's death.

•
For a 12-month period following termination of his employment, Mr. Kay agreed not to compete with the Company, and for a two year period following the termination of his employment, Mr. Kay agreed not to divulge confidential Company information, solicit Company employees or customers or disparage the Company.

•
The agreement required us to indemnify Mr. Kay from any and all liability for acts or omissions performed in the course of his employment, provided that such acts or omissions do not constitute (a) criminal conduct, (b) willful misconduct or (c) fraud.

In June 2009, we entered into an amended deferred compensation agreement with Mr. Kay. The amended agreement changed the period of time for payment of Mr. Kay’s 2006 10-K completion bonus from a lump sum payment to monthly payments during the period from May 1, 2009 through December 31, 2009.  The amended agreement also replaced the 2007 Form 10-K completion bonus, under which Mr. Kay would have received 1.34 times his base compensation then in effect upon the filing of the registrant's 2007 Form 10-K, with a bonus in the amount of 0.66 times Mr. Kay’s current base compensation, payable monthly during the period from October 1, 2009 through March 15, 2010. The amended agreement also reduced the severance payable to Mr. Kay in the event of a Termination Without Cause by the registrant, from 24 months of Mr. Kay’s base compensation, to 12 months of Mr. Kay’s base compensation.

Ms. Netzer had an employment agreement with us with an initial term of 42 months, ending on December 31, 2006. Ms. Netzer’s agreement provided for an initial base salary of $275,000, which increased by $25,000 on July 1, 2004, 2005 and 2006. Each fiscal year, Ms. Netzer was eligible to receive incentive compensation of up to 100% of her annual base salary, depending on the satisfaction of performance objectives relating to Company-wide results, the low-income housing tax credit business and Ms. Netzer’s individual performance, plus up to an additional $200,000 in the event of superior performance by the low-income housing tax credit business. If we terminated the agreement without “cause,” Ms. Netzer terminated the employment agreement for “good reason” or if Ms. Netzer became disabled, she would have been entitled to severance payments equal to the greater of 12 months’ base salary or the total base salary Ms. Netzer would have received during the remaining term of the agreement.

In June 2007, we entered into a new employment agreement with Ms. Netzer.  However, in February 2009, Ms. Netzer left the Company and her employment agreement was terminated by mutual consent.

Compensation of Directors

The following table sets forth the compensation earned by the directors for services rendered during the years ended December 31, 2007, 2008, 2009 and 2010 to the non-employee members of its Board of Directors:

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Change in value of nonqualified deferred compensation earnings (3)	Ending value of deferred shares
Charles C. Baum	2007	$150,041	$20,000	$(283,359)	$461,161
	2008	115,049	20,000	(429,758)	31,403
	2009	50,000	−	2,951	34,354
	2010	50,000	−	(1,251)	33,103

Richard O. Berndt	2007	109,588	20,000	(220,659)	350,788
	2008	97,051	20,000	(344,098)	6,690
	2009	45,328	−	13,175	19,865
	2010	−	−	(9,030)	10,835

Eddie C. Brown	2007	77,743	20,000	(70,623)	185,901
	2008	83,624	20,000	(166,274)	19,640
	2009	41,412	−	4,229	23,869
	2010	−	−	(10,850)	13,020

Robert S. Hillman	2007	149,149	20,000	(269,985)	453,361
	2008	100,375	20,000	(425,301)	28,060
	2009	47,076	−	6,348	34,408
	2010	−	−	(15,640)	18,768

Barbara B. Lucas	2007	92,847	20,000	35,816	113,794
	2008	90,042	20,000	(92,594)	21,200
	2009	42,410	−	5,458	26,658
	2010	−	−	(12,117)	14,541

Douglas A. McGregor	2007	137,754	20,000	(164,987)	348,145
	2008	113,410	20,000	(318,151)	29,994
	2009	50,000	−	5,417	35,411
	2010	50,000	−	(1,732)	33,679

Arthur S. Mehlman	2007	81,000	20,000	−	−
	2008	114,250	20,000	−	−
	2009	50,000	−	18,038	18,038
	2010	50,000	−	6,165	24,203

Fred N. Pratt, J	2007	99,783	20,000	(66,559)	218,153
	2008	93,624	20,000	(197,669)	20,484
	2009	50,000	−	14,588	35,072
	2010	50,000	−	(1,578)	33,494

(1)
Amounts shown for fees earned in 2007 were deferred at the election of the director as follows: Messrs. Baum, Berndt, Brown, Hillman, McGregor, Pratt and Ms. Lucas made elections under the Non-Employee Directors’ Share Plans to defer 100% of their fees.  Amounts shown for fees earned in 2009 and 2010 were capped at $50,000 and paid as follows: Messrs. Baum, Berndt, , Hillman, McGregor, Mehlman and Ms. Lucas made elections under the Non-Employee Directors’ Share Plans to receive restricted shares delivered at the end of each quarter; Messrs. Pratt and Brown elected deferred shares. Messrs. Brown, Hillman, and Ms. Lucas resigned from the board on September 30, 2009 and Mr. Berndt resigned on January 20, 2010.

(2)
Amounts shown for restricted share awards refer to the director’s annual equity award converted into restricted shares using the closing price of the Company’s common stock on the date of the annual shareholders meeting.  Since no annual shareholders meeting was held in 2007 and 2008 the Equity Awards were not granted.  Such unpaid Equity Awards will be paid at the next annual meeting of shareholders.

(3)	Amounts represent solely the determined aggregate change in the director’s accumulated benefit under our deferred compensation program from December 31, 2006 to December 31, 2010.

The following chart sets forth the number of exercisable and un-exercisable options held by each director as of December 31, 2007, 2008, 2009 and 2010:

Name	Year	Exercisable Options (1)	Un-exercisable Options
Charles C. Baum	2007	25,000	−
	2008	22,500	−
	2009	20,000	−
	2010	15,000	−

Richard O. Berndt	2007	17,000	−
	2008	16,000	−
	2009	16,000	−
	2010	15,000	−

Eddie C. Brown	2007	12,000	−
	2008	12,000	−
	2009	12,000	−
	2010	−	−

Robert S. Hillman	2007	25,000	−
	2008	22,500	−
	2009	20,000	−
	2010	−	−

Barbara B. Lucas	2007	4,666	2,333
	2008	7,000	−
	2009	7,000	−
	2010	−	−

Douglas A. McGregor	2007	22,500	−
	2008	22,500	−
	2009	20,000	−
	2010	15,000	−

Arthur S. Mehlman	2007	7,000	−
	2008	7,000	−
	2009	7,000	−
	2010	7,000	−

Fred N. Pratt, J	2007	7,000	−
	2008	7,000	−
	2009	7,000	−
	2010	7,000	−

(1)	The weighted average exercise price per share for the exercisable options were $23.35, $23.50, $23.78 and $24.44 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

Narrative to the Director Compensation Table

Directors who are employees of MuniMae do not receive any additional fees for their service as a director; therefore Mr. Falcone does not receive any fees for his service as a director.  In addition, pursuant to the employment agreement dated July 1, 2003 between him and MuniMae, Mr. Joseph did not receive any fees for his service as a director through December 31, 2010.  Each director who is not an employee of MuniMae, upon his or her first election to the Board, receives a one-time grant of options to purchase 7,000 of our common shares.  The options vest equally over three years, expire in 10 years and have an exercise price equal to 100% of the fair market value of our shares on the date of the grant.  Directors have one year to exercise options upon cessation of service. In 2006, the Compensation Committee retained FPL Advisory Group LLC (“FPL”), a compensation consulting firm, to conduct a study of our Board compensation practices, including a competitive benchmarking analysis of the compensation we were providing our directors compared with compensation being paid by similar companies, and to make a recommendation regarding design consideration for a compensation program going forward.  Pursuant to FPL’s study and recommendation, in 2007, annual fees paid to each director who was not an employee of MuniMae consisted of an annual director retainer of $30,000 (paid in equal quarterly installments), and a meeting fee of $1,500 for each Board meeting attended.  Directors who served on Board Committees also receive an annual committee retainer of $2,500 (paid in equal quarterly installments) and a committee meeting fee of $1,000 for each committee meeting they attended. A director who serves as Chair of a Committee received an additional annual retainer of $10,000 for Audit Committee Chair and $5,000 for others (paid in equal quarterly installments).  Directors may receive these retainers and fees in cash, restricted shares or deferred shares.  In addition, pursuant to the 2004 Non-Employee Directors’ Share Plan (the “2004 Plan”), each non-employee director earned an annual equity award of restricted shares valued at $20,000 (payable in a number of shares based on the closing price of our common shares on the date of the annual meeting).  The shares subject to this annual award vest in full on the earlier of the first anniversary of the date of the award or the date of our next Annual Shareholders Meeting, subject to the continued service of the director on the Board. Since no annual shareholders meeting were held since 2006, the 2007, 2008 and 2009 annual equity awards were vested but not paid. All restricted shares awarded become fully vested in the event of disability or death of the director, or a change in control of MuniMae.  This annual equity award was discontinued under the 2010 Non-Employee Directors’ Compensation Plan (the “2010 Plan”).

In December 2008, the directors accelerated all previously deferred share awards and received those shares on January 2, 2009 in the form of restricted shares.  In addition, because shares continued to be issued to the directors who had previously elected to be paid in deferred shares at the very low share values that prevailed during 2008, the 2004 Plan ran out of shares. Consequently, beginning on December 12, 2008, the directors were paid their remaining 2008 fourth quarter fees and 2009  first and second quarter fees in cash until  the Board approved the 2009 Non-Employee Directors’ Share Plan (the “2009 Plan”),  updated to comply with  Section 409A of the Code, but which contains provisions largely similar to the 2004 Plan.  In addition, in 2009, in response to the general business climate and our liquidity and other operational issues, the Board voted to reduce its fees by one-third and to cap the total annual compensation of each Board member at $50,000.

In November 2010, due to the continuing general business climate and our on-going liquidity and other operational issues, the Board approved the 2010 Plan which provided for total annual compensation of $50,000, one-half of which is to be paid in cash, and one-half of which is to be paid in deferred shares.  The 2010 Plan also discontinued the annual equity award provided to the directors pursuant to the 2004 Plan.

Under the 2004 Plan, the 2009 Plan and the 2010 Plan, directors may elect to be paid fees in the form of deferred shares in lieu of receipt of such fees.  Pursuant to the 2004, 2009 and 2010 Plans, directors may elect to defer anywhere from 1% to 100% of their cash board fees.  Under the 2004 Plan, prior to the award of restricted shares, directors may elect to defer the receipt of the underlying common shares upon vesting.  If the director so elects, the director will be considered the owner of the underlying common shares and will receive voting rights and dividends on the shares until the deferral period expires.  Director participants may elect the deferred amounts plus earnings to be distributed either upon retirement from the Board or on an interim distribution date.  If a distribution date is not specified in the election, shares will be settled 30 days after the participant’s separation from service on the Board.  Distributions are either in a lump sum, or based on the director’s distribution election made at the time of the deferral, in two-to-10 year installments.  Once a distribution election is made, the election is irrevocable.  A distribution election may be changed for future years by filing a new election prior to the first day of the subsequent calendar year.  Notwithstanding the foregoing, a participant may receive any amounts deferred by the participant in the event of an “Unforeseeable Emergency” as defined by the 2004, 2009 and 2010 Plans.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of MuniMae or any of its subsidiaries.  No executive officer of MuniMae served as a member or director of the compensation committee of another company, one of whose executive officers served on MuniMae’s Compensation Committee or served as a director of MuniMae during the period of December 31, 2006 through December 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table contains information about the number of our common shares that were beneficially owned on March 25, 2011, by each of our directors and by (1) each person who was our chief executive officer during 2010, (2) each person who was our chief financial officer during 2010, and (3) each of our three most highly paid executive officers (in addition to our chief executive officer and our chief financial officer) during 2010 who was serving as an executive officer on December 31, 2010 (our Named Executive Officers).

Name (1)	Amount and Nature of Beneficial Ownership		Percent of Class (5)
Directors:
Mark K. Joseph	1,081,953	(2)	2.68%
Michael L. Falcone	543,839	(3)	1.35
Charles C. Baum	184,928	(4)	*
Douglas A. McGregor	214,887	(4)	*
Arthur S. Mehlman	68,198	(4)	*
Fred N. Pratt, Jr.	82,687	(4)	*
Non-Director Named Executive Officers:
David Kay	13,761		*
Gary A. Mentesana	369,189		*
All Directors and Executive Officers (8 persons)	2,559,442		6.34

*	Represents less than 1.0% of the total number of common shares outstanding.

(1)	An address for each person listed in the table below is c/o Municipal Mortgage & Equity, LLC, Pier IV Building, 621 E. Pratt Street, Suite 600, Baltimore, MD 21202.

(2)
Amount includes 754,674 shares of Common Stock held indirectly by Mr. Joseph as follows: SCA Associates 95-II Limited Partnership - 277,982; SCA Associates 86-II Limited Partnership - 203,140; The Shelter Policy Institute I, Inc.  - 187,466; SDC Associates Limited Partnership - 50,786; Shelter Development Holdings, Inc.  - 26,729; SCA Custodial Co.  Inc.  - 5,084; MME I Corporation - 3,483; and MME II Corporation - 4. Mr. Joseph disclaims beneficial ownership of such shares.

(3)
Amount includes 45,439 shares of Common Stock held indirectly by Mr. Falcone as follows: SCA Associates 95-II Limited Partnership – 26,741; SCA Associates 86-II Limited Partnership – 6,094; SDC Associates Limited Partnership – 12,026 and the Michael and Beth Falcone Foundation - 578.  Mr. Falcone disclaims beneficial ownership of such shares. Excludes shares of Common Stock indirectly held by Mr. Falcone (except for the 578 shares of Common Stock held by Mr. Falcone through the Michael and Beth Falcone Family Foundation) since these common shares are presented in the number of common shares beneficially owned by Mr. Joseph.

(4)	Amount excludes shares earned by directors but not yet issued. On December 31, 2010 the amounts of earned shares not issued were: Baum 119,747, McGregor 120,588, Mehlman 144,321 and Pratt 203,430.

(5)
Percent of class is based upon shares of Common Stock issued and outstanding, and shares which could have been acquired within 60 days of December 31, 2010 pursuant to the exercise of stock options and/or the vesting of deferred/restricted shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding common shares authorized for issuance under our equity compensation plans as of December 31, 2010.

Equity Compensation Plans	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remain for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in First Column)
Employee shares incentive plans	1,145,031	$7.01	1,237,993
Non-employee directors’ share plans	59,000	24.44	553,641
Total	1,204,031		1,791,634

(1)
The weighted-average exercise price does not include the 233,256 shares issuable upon vesting of outstanding deferred shares from the employee share incentive plans and 3,517 shares issuable upon vesting of outstanding restricted shares from the non-employee  directors’ share plans, respectively.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions and Relationships with Entities Controlled by Mark Joseph

Shelter Group

Mark Joseph, the Chairman of our Board of Directors, through family holding companies, has a minority interest in The Shelter Group, LLC (“Shelter Group”) and its affiliates at December 31, 2010.  Shelter Group acts as a developer of, and provides property management services relating primarily to, multifamily residential real estate properties.  Shelter Group provided management services during the years ended 2010, 2009 and 2008 for two properties that served as collateral for tax-exempt bonds we owned.  Shelter Group had no ownership interest in these properties.  The properties paid Shelter Group fees totaling approximately $0.5 million for property management services with respect to these properties for each year ended December 31, 2010, 2009, 2008 and 2007.

The real estate that secures one of our tax-exempt bonds is owned by a Shelter Group entity.  As of December 31, 2010, 2009, 2008 and 2007, this bond was carried on our books at $8.9 million, $8.9 million, $9.1 million and $10.1 million, respectively.

Tax Credit Equity Syndication Transactions

Prior to the sale of our TCE business, we sometimes acted as a tax credit equity syndicator with regard to affordable housing properties sponsored by Shelter Group.  At December 31, 2010, we had no unfunded equity commitments for properties sponsored by Shelter Group and we no longer owned directly or indirectly any interest in those properties.  Shelter Group received development fees in connection with the tax credit equity syndication transactions that we arranged.  Mr. Joseph did not participate in the structuring or negotiation of transactions in which we and Shelter Group were both involved and the disinterested members of our Board of Directors authorized all of our tax credit equity investments in affordable housing properties sponsored by Shelter Group to assure the terms are on the same basis as for properties sponsored by other developers of like quality.

Bond Portfolio

Beginning in 1989 several bonds owned by our predecessor went into default, but our predecessor could not acquire the properties without causing income on the bonds to be taxable to our predecessor.  Therefore, our predecessor caused the properties to be transferred to entities owned or controlled by Mr. Joseph and other of our predecessor’s officers and those entities became the borrowers with regard to the bonds.  In other instances, we arranged for the general partner interests in partnerships that owned properties that secured defaulted bonds we held to be transferred to entities controlled by Mr. Joseph.

In February 1995, our predecessor participated in the refunding of 11 tax-exempt bonds with an aggregate principal balance of $126.6 million that were secured by the properties described above, which were owned by partnerships in which Mr. Joseph controlled the general partners and in which he held significant other ownership interests.  In the refunding transaction, the originally issued bonds were exchanged for a senior series of Series A tax-exempt bonds with an aggregate principal balance of $67.7 million, and a subordinate series of Series B tax-exempt bonds with an aggregate principal balance of $58.9 million.  We then arranged the sale to unrelated purchasers of custodial receipts representing beneficial ownership of all the Series A bonds, which were credit enhanced by Assured Guaranty (formerly Financial Security Assurance, Inc~~.~~) and we retained the Series B bonds.  Subsequently, we made additional loans secured by the properties that secured the Series A and Series B bonds, which were junior to the Series A bonds but senior to interest on the Series B bonds and junior to principal on the Series B bonds.  We subsequently sold the loans and guaranteed the partnerships’ obligations to the purchaser of the loans.  At December 31, 2010, $8.3 million principal amount of those additional loans were still outstanding and we have an estimated guarantee exposure of $4.7 million related to this guarantee.

The holders of the custodial receipts representing the Series A bonds had the right to require that those custodial receipts be redeemed and refunded in 2005.  In order to avoid the cost and time involved in doing that, in February 2005, we purchased all the Series A bonds, transferred them to a securitization vehicle, and sold all but the most junior residual interests in the Series A bonds.  The properties owned by those partnerships continue to secure the Series A and Series B bonds.

After the 1995 transaction but prior to the 2005 transaction, the limited partnership interests in each of the partnerships were consolidated into a single umbrella entity (the “Umbrella”) controlled by Mr. Joseph and in which he and affiliated entities held the majority interest.  In 2010, Mr. Joseph’s affiliated entities were redeemed out for $1 and he no longer owns directly or indirectly any economic or other interest in the Umbrella; however, he controls the Umbrella through his control of its non-member manager.

At December 31, 2010, entities controlled by Mr. Joseph owned eight properties that secured tax-exempt bonds that we held with an unpaid principal balance of approximately of $102.9 million.  The entities controlled by Mr. Joseph held a 1% general partner interest in each of the partnerships owning these properties.  The Umbrella held the limited partnership interest in each of these partnerships.

Special Shareholder and Dissolution Shareholder Relationships

Under the federal tax laws in effect when we were formed in 1996, in order for us not to be taxed as a corporation, it was necessary for us to meet certain requirements, including a requirement that at least some of our equity holders have unlimited liability and that there be circumstances under which our existence might terminate. In order to fulfill those requirements, Shelter Development Holdings, Inc. agreed that so long as it (or a successor) holds any of our shares, it will have personal liability to our creditors to the extent our assets are not sufficient to satisfy their claims. In addition, our Operating Agreement provides that if Shelter Development Holdings or a successor ceases to be a member of the Company (i.e., a shareholder), we will be dissolved unless holders of more than 50% of our shares vote within 180 days to continue our existence.  Our Operating Agreement also gives Shelter Development Holdings or its successor as “dissolution shareholder” the right to designate a representative to serve as a member of our Board of Directors, or if there are more than 10 directors, to designate two directors.  The tax laws have subsequently been changed to permit an entity like us to elect to be taxed as a partnership even if it does not have the attributes described above, but our Operating Agreement has not been changed.  Mark Joseph, through family companies, owns Shelter Development Holdings.

Not-for-Profit Entities controlled by our officers

MuniMae Foundation, Inc.  Some of our properties are financed by tax-exempt bonds issued on behalf of borrowers that are tax-exempt organizations under Section 501(c)(3) of the Code.  For those bonds to remain tax-exempt, the properties must at all times be owned by 501(c)(3) organizations.  MuniMae Foundation, Inc. (the “Foundation”) is a 501(c)(3) corporation that is devoted to the ownership and operation of affordable housing for all citizens.  Until late in 2007, all its officers and directors were persons who were our officers.  Since that time the Foundation has had one independent director at all times.

Several defaulted properties initially owned by unrelated 501(c)(3) organizations were transferred to the Foundation or its wholly owned subsidiaries so that the properties could be preserved as affordable housing and the bonds secured by the properties would continue to be tax-exempt.  Properties that are transferred to the Foundation continue to secure bonds that we hold, and the Foundation applies net revenues from the properties to payment of interest and principal on the bonds secured by the respective properties until such, if any, time as the bonds secured by a property are paid in full.  We donate administrative support, asset management and financial services to the Foundation.  In addition to owning affordable housing properties, the Foundation makes grants to other 501(c)(3) organizations.  We did not make any charitable contributions to the Foundation during the years ended December 31, 2010, 2009 and 2008.  At December 31, 2010, the Foundation’s only ownership interest in properties financed by the Company is a 7.67% interest in the Umbrella, which in turn owns a 99% limited partnership interest in seven properties financed by tax-exempt bonds held by us.

MuniMae Affordable Housing, Inc.  MuniMae Affordable Housing, Inc. (“MMAH”) is a not-for-profit entity organized to promote affordable housing.  All of its officers and directors are persons who are our officers.  It was formed to acquire interests in partnerships that owned affordable housing properties which secured indebtedness that had gone into default.  At December 31, 2010, MMAH owned the general partner interest in one partnership owning property financed by the Company.  MMAH is not a Section 501(c)(3) organization.

We have from time to time provided additional financing through advances, unsecured loans and supplemental loans to some of the properties in which MMAH owns or has owned a general partner interest in order to assist with the development, lease-up and operation of the property and by doing so to maximize the value of the investment we had already made.

At December 31, 2010, MMAH also holds 21% interests in the general partners of three of our renewable energy funds.  In addition, MMAH is the administrative member holding 0.01% to 0.04% interest in 10 LIHTC Funds as of December 31, 2010, 2009, 2008 and 2007.

Our officers, who serve as officers or directors of the Foundation, or MMAH, do not receive any remuneration for serving in those capacities and neither we nor they have any ownership interests in either of those entities.

Approval of Transactions with Related Persons

It is the policy of our Board of Directors that all transactions involving us or any of our subsidiaries, on the one hand, and any of our directors or officers, or entities in which any of them has a material financial interest, on the other, including all transactions between us and Shelter Group, must be approved by a majority of our directors who have no interest in the transactions.  Additionally, all property management arrangements with Shelter Group are subject to annual approval by a vote of a majority of our directors who have no interest in Shelter Group, after considering the then-market rate for the services of the type provided by Shelter Group and other applicable factors.  We followed these policies with respect to all of the transactions and arrangements described above.

Director Independence

All of our directors, except Michael Falcone and Mark Joseph are independent as that term is defined in the rules of the NYSE (on which our shares were listed until February 2008).  All the members of the Audit Committee of our Board of Directors are independent as that term is defined in the rules of the NYSE and SEC rules, and all the members of our Compensation and Governance Committees are independent as that term is defined in the rules of the NYSE.

Transactions with Gallagher Evelius & Jones LLP

Gallagher Evelius & Jones LLP (“GEJ”) is a law firm that provides legal services to the Company.

Richard O. Berndt is the managing partner of GEJ and owns approximately 5% of GEJ’s equity at December 31, 2010.  Mr. Berndt was a director of the Company until January 20, 2010.  For the years ended December 31, 2010, 2009, 2008 and 2007, GEJ received payments of $1.1 million, $3.3 million, $4.4 million and $5.9 million, respectively, in legal fees from the Company for legal work involving the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

KPMG is the independent registered public accounting firm that audited our financial statements for the years ended December 31, 2010, 2009, 2008 and 2007.

Audit and Audit-Related Fees

The audit fees and other fees billed by KPMG for work performed during 2010 and 2009 are as follows.

(in thousands)	2010	2009

Audit fees (1)	$4,055	$1,925
Audit related fees	−	−
Total audit and audit related fees	4,055	1,925
Tax fees	−	−
All other fees	−	−
Total KPMG fees (2)	$4,055	$1,925

(1)
Audit fees include fees for the audit of the consolidated financial statements, separate audits of certain subsidiaries and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The total audit and audit related fees are presented on the basis of when these fees were billed to the Company.  In 2009, the Company completed the audit of its restated 2004 and 2005 financial statements and the audit of the 2006 financial statements.  The financial statements for the 2007, 2008 and 2009 periods were primarily prepared and audited in 2010.  The 2010 financial statements were primarily audited in the first quarter of 2011 and the Company expects to be billed approximately $0.9 million in audit and audit related fees for the Company’s consolidated audit and certain subsidiary audits.

Between January 1, 2007 and December 31, 2008 we were billed additional KPMG audit fees for the 2004 to 2006 audits that totaled $30.7 million.

Pre-approval Policies and Procedures

The Audit Committee has written policies and procedures regarding pre-approval of services to MuniMae by its principal independent registered public accountants.  Its policy is to pre-approve all auditing services and non-audit services (subject to de minimis exceptions).  All of the audit, audit-related and tax services for which we were billed by our principal independent public accounting firms for 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010, 2009, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2010, 2009, 2008 and 2007

Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts (The information required is presented within the notes to the Consolidated Financial Statements)

Schedules other than Schedule II are omitted as they are not applicable or not required.

(3)	Exhibit Index

See Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
		Name:	Michael L. Falcone
Dated: March 31, 2011		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	March 31, 2011
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:		/s/ David Kay	March 31, 2011
	Name:	David Kay
	Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)

By:	/s/ Mark K. Joseph	March 31, 2011
	Name:	Mark K. Joseph
	Title:	Chairman of the Board of Directors

By:		/s/ Charles C. Baum	March 31, 2011
	Name:	Charles C. Baum
	Title:	Director

By:		/s/ Douglas A. McGregor	March 31, 2011
	Name:	Douglas A. McGregor
	Title:	Director

S-1

By:		/s/ Arthur S. Mehlman	March 31, 2011
	Name:	Arthur S. Mehlman
	Title:	Director

By:		/s/ Fred N. Pratt, Jr.	March 31, 2011
	Name:	Fred N. Pratt, Jr.
	Title:	Director

S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Municipal Mortgage & Equity, LLC:

We have audited the accompanying consolidated balance sheets of Municipal Mortgage & Equity, LLC and subsidiaries (the “Company”) as of December 31, 2010, 2009, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the four-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Municipal Mortgage & Equity, LLC and subsidiaries as of December 31, 2010, 2009, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the four-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements the Company changed its method of accounting for variable interest entities in 2010 due to the adoption of Accounting Standards Update No. 2009-17, Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the Company’s consolidated financial statements, the Company has been negatively impacted by the deterioration of the capital markets and has liquidity issues which have resulted in the Company having to sell assets, liquidate collateral positions, post additional collateral, sell or close different business segments and work with its creditors to restructure or extend its debt arrangements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Baltimore, Maryland
March 31, 2011

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents (Note 1)	$32,544	$18,084	$41,089	$48,807
Restricted cash	24,987	21,762	38,083	43,277
Bonds available-for-sale (includes $1,197,180; $1,327,089; $1,405,039 and $1,976,756 pledged as collateral)	1,231,036	1,348,133	1,426,439	2,113,411
Loans held for investment, net of allowance for loan losses (includes $53,096; $64,714; $113,466 and $157,620 pledged as collateral)	53,933	65,958	115,036	163,149
Loans held for sale (includes $18,024; $61,275; $232,402 and $423,255 pledged as collateral)	18,989	64,020	242,306	513,991
Investment in preferred stock (includes $2,000 and $5,000 pledged as collateral)	36,371	36,857	−	−
Investments in unconsolidated ventures (includes $6,450; zero; $98,889 and $358,744 pledged as collateral)	6,842	66	102,422	397,065
Mortgage servicing rights	−	−	97,973	95,110
Goodwill and other intangibles, net	−	−	81,292	111,195
Derivative assets	6,812	6,291	11,310	11,423
Other assets (includes $12,527; $12,632; $14,071; and zero pledged as collateral)	46,027	80,034	100,500	119,998
Assets of consolidated funds and ventures (Notes 1 and 20):
Investments in Lower Tier Property Partnerships	436,971	499,714	4,501,665	4,800,496
Other assets	165,024	128,791	601,883	649,569
Total assets of consolidated funds and ventures	601,995	628,505	5,103,548	5,450,065
Total assets	$2,059,536	$2,269,710	$7,359,998	$9,067,491

LIABILITIES AND EQUITY
Debt	$1,277,415	$1,447,916	$1,758,531	$2,490,871
Guarantee obligations	7,235	4,090	18,398	15,780
Accounts payable and accrued expenses	18,890	37,453	59,574	72,600
Derivative liabilities	20,153	18,449	43,080	45,209
Deferred revenue	1,290	7,503	33,797	83,503
Other liabilities	6,333	7,725	23,343	31,212
Unfunded equity commitments to investments in unconsolidated ventures	−	−	82,388	286,091
Liabilities of consolidated funds and ventures (Notes 1 and 20):
Debt	3,709	3,892	434,846	779,121
Unfunded equity commitments to Lower Tier Property Partnerships	20,970	43,871	536,811	945,107
Other liabilities	3,136	4,684	119,900	107,588
Total liabilities of consolidated funds and ventures	27,815	52,447	1,091,557	1,831,816
Total liabilities	$1,359,131	$1,575,583	$3,110,668	$4,857,082

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $173,000 for all years presented	$168,686	$168,686	$168,686	$168,686
Noncontrolling interests in consolidated funds and ventures (net of $1,922; $4,286; $804,855 and $1,671,827 of subscriptions receivable)	569,556	567,383	3,990,061	3,524,201
Common shareholders’ equity:
Common shares, no par value (40,204,049; 40,048,446; 39,177,133 and 39,125,359 shares issued and outstanding and 647,782; 314,992; 685,807 and 264,514 non-employee directors’ and employee deferred shares issued at December 31, 2010, 2009, 2008 and 2007, respectively)	(130,466)	(101,876)	41,684	424,395
Accumulated other comprehensive income	92,629	59,934	48,899	93,127
Total common shareholders’ equity (deficit)	(37,837)	(41,942)	90,583	517,522
Total equity	700,405	694,127	4,249,330	4,210,409
Total liabilities and equity	$2,059,536	$2,269,710	$7,359,998	$9,067,491

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the years ended December 31,
	2010	2009	2008	2007
REVENUE
Interest income:
Interest on bonds	$84,864	$95,737	$115,084	$141,580
Interest on loans	6,663	14,874	32,554	68,819
Interest on short-term investments	170	357	1,374	1,639
Total interest income	91,697	110,968	149,012	212,038

Fee and other income:
Syndication fees	2,028	2,273	8,483	10,372
Asset management and advisory fees	1,203	7,240	10,035	5,855
Income on preferred stock investment	6,524	4,247	−	−
Other income	3,297	5,021	11,028	9,965
Total fee and other income	13,052	18,781	29,546	26,192

Revenue from consolidated funds and ventures	2,928	5,022	5,521	19,954
Total revenue	107,677	134,771	184,079	258,184

EXPENSES
Interest expense	66,573	79,566	115,590	131,713
Salaries and benefits	12,185	21,641	34,749	34,380
General and administrative	7,460	13,621	18,802	15,818
Professional fees	14,641	18,310	90,980	69,880
Impairment on bonds	20,561	41,474	126,936	27,071
Provision for credit losses	4,440	1,343	32,864	49,759
Impairment of goodwill and other intangibles	−	−	−	5,786
Other expenses	9,926	20,230	19,973	23,739
Expenses from consolidated funds and ventures	5,989	11,101	9,501	7,196
Total expenses	141,775	207,286	449,395	365,342

Net gains (losses) on sale of bonds	3,212	(3,249)	(14,509)	6,507
Net gains (losses) on loans	5,689	(14,527)	(16,480)	3,222
Net (losses) gains on derivatives	(7,924)	2,239	(28,608)	(16,723)
Net gains (losses) on sale of unconsolidated ventures	3,500	(960)	5,166	−
Net gains (losses) on early extinguishments of liabilities	7,328	4,821	(626)	3,991
Equity in (losses) earnings from unconsolidated ventures	(217)	(1,710)	(666)	4,160
Equity in losses from Lower Tier Property Partnerships	(46,658)	(59,149)	(51,875)	(32,362)
Loss from continuing operations before income taxes	(69,168)	(145,050)	(372,914)	(138,363)
Income tax benefit (expense)	772	(608)	(135)	(3,023)
Loss from discontinued operations, net of tax	(4,061)	(234,474)	(500,519)	(432,185)
Net loss	(72,457)	(380,132)	(873,568)	(573,571)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,865)	(9,372)	(9,208)	(9,424)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	53,854	67,738	57,634	24,484
Related to discontinued operations	(241)	177,926	451,287	460,319
Net loss to common shareholders	$(28,709)	$(143,840)	$(373,855)	$(98,192)
The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008	2007
Basic and diluted loss per common share:
Loss from continuing operations	$(0.60)	$(2.18)	$(8.21)	$(3.22)
(Loss) income from discontinued operations	(0.11)	(1.41)	(1.24)	0.72
Loss per common share	$(0.71)	$(3.59)	$(9.45)	$(2.50)

Weighted-average common shares outstanding	40,548	40,052	39,553	39,278

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended December 31,
	2010	2009	2008	2007

Net loss	$(72,457)	$(380,132)	$(873,568)	$(573,571)

Other comprehensive income (loss) allocable to common shareholders:
Unrealized gains (losses) on bonds available-for-sale:
Unrealized net holding gains (losses) arising during the period	14,591	(27,663)	(164,656)	(27,181)
Reversal of unrealized gains on sold/redeemed bonds	(3,367)	(2,194)	(6,635)	(7,753)
Reclassification of unrealized losses to income	20,561	41,474	126,936	27,071
Reclassification of unrealized (gains) losses due to consolidation of funds and ventures	−	−	(91)	4
Total unrealized gains (losses) on bonds available-for-sale	31,785	11,617	(44,446)	(7,859)
Currency translation adjustment	910	(582)	218	(39)
Other comprehensive income (loss) allocable to common shareholders	32,695	11,035	(44,228)	(7,898)

Other comprehensive income (loss) allocable to noncontrolling interests:
Currency translation adjustment	6,884	−	−	−

Comprehensive loss	$(32,878)	$(369,097)	$(917,796)	$(581,469)

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Shares		Accumulated Other Comprehensive Income (Loss)	Common Shareholders’ Equity	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in Consolidated Funds and Ventures	Total
	Number	Amount

Balance, December 31, 2006	38,694	$566,890	$101,025	$667,915	$168,686	$2,639,749	$3,476,350
Net (loss) income	−	(98,192)	−	(98,192)	9,424	(484,803)	(573,571)
Other comprehensive loss	−	−	(7,898)	(7,898)	−	−	(7,898)
Distributions	−	(81,814)	−	(81,814)	(9,424)	(94,658)	(185,896)
Common and deferred shares issued under employee and non-employee director share plans	224	3,300	−	3,300	−	−	3,300
Mark to market activity for liability classified awards previously classified as equity	−	2,325	−	2,325	−	−	2,325
Issuance of common shares related to business acquisition	472	12,969	−	12,969	−	−	12,969
Cumulative effect of a change in accounting principle	−	18,917	−	18,917	−	−	18,917
Contributions	−	−	−	−	−	1,442,031	1,442,031
Net change due to consolidation or disposition	−	−	−	−	−	21,882	21,882
Balance, December 31, 2007	39,390	424,395	93,127	517,522	168,686	3,524,201	4,210,409
Net (loss) income	−	(373,855)	−	(373,855)	9,208	(508,921)	(873,568)
Other comprehensive loss	−	−	(44,228)	(44,228)	−	−	(44,228)
Distributions	−	(13,024)	−	(13,024)	(9,208)	(36,623)	(58,855)
Common and deferred shares issued under employee and non-employee share plans	473	1,405	−	1,405	−	−	1,405
Mark to market activity for liability classified awards previously classified as equity	−	2,763	−	2,763	−	−	2,763
Contributions	−	−	−	−	−	998,017	998,017
Net change due to consolidation or disposition	−	−	−	−	−	13,387	13,387
Balance, December 31, 2008	39,863	41,684	48,899	90,583	168,686	3,990,061	4,249,330
Net (loss) income	−	(143,840)	−	(143,840)	9,372	(245,664)	(380,132)
Other comprehensive income	−	−	11,035	11,035	−	−	11,035
Distributions	−	−	−	−	(9,372)	(14,067)	(23,439)
Common, restricted and deferred shares issued under employee and non-employee director share plans	500	213	−	213	−	−	213
Mark to market activity for liability classified awards previously classified as equity	−	67	−	67	−	−	67
Contributions	−	−	−	−	−	239,475	239,475
Net change due to consolidation or disposition	−	−	−	−	−	(3,402,422)	(3,402,422)
Balance, December 31, 2009	40,363	(101,876)	59,934	(41,942)	168,686	567,383	694,127
Net (loss) income	−	(28,709)	−	(28,709)	9,865	(53,613)	(72,457)
Other comprehensive income	−	−	32,695	32,695	−	6,884	39,579
Distributions	−	−	−	−	(9,865)	(6,236)	(16,101)
Common, restricted and deferred shares issued under employee and non-employee director share plans	488	116	−	116	−	−	116
Mark to market activity for liability classified awards previously classified as equity	−	3	−	3	−	−	3
Contributions	−	−	−	−	−	37,812	37,812
Net change due to consolidation or disposition	−	−	−	−	−	17,326	17,326
Balance, December 31, 2010	40,851	$(130,466)	$92,629	$(37,837)	$168,686	$569,556	$700,405

The accompanying notes are an integral part of these financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,457)	$(380,132)	$(873,568)	$(573,571)
Less net loss attributable to noncontrolling interests	(43,748)	(236,292)	(499,713)	(475,379)
Net loss to common shareholders	(28,709)	(143,840)	(373,855)	(98,192)
Adjustments to reconcile net loss to common shareholders to net cash provided by (used in) operating activities:
Net (gains) losses on sales of bonds and loans	(8,901)	15,569	11,982	(29,516)
Net losses (gains) on sales of real estate and businesses	1,665	58,323	(41,251)	(26,328)
Provisions for credit losses and impairment	23,705	80,765	351,717	219,333
Equity in losses, net from investments in partnerships	46,875	198,430	384,517	361,703
Net losses allocable to noncontrolling interests from consolidated funds and ventures	(53,614)	(245,663)	(508,921)	(484,803)
Income allocable to perpetual preferred shareholders of a subsidiary company	9,865	9,372	9,208	9,424
Distributions received from investments in partnerships	−	−	11,598	6,752
Purchases, advances on and originations of loans held for sale	(375)	(88,108)	(839,905)	(978,489)
Principal payments and sales proceeds received on loans held for sale	15,920	135,303	947,354	1,172,700
Other	14,058	(42,615)	24,937	(2,643)
Net cash provided by (used in) operating activities	20,489	(22,464)	(22,619)	149,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(5,950)	(7,598)	(68,138)	(280,822)
Principal payments and sales proceeds received on bonds	51,037	63,800	74,627	78,747
Advances on and originations of loans held for investment	(94)	(8,087)	(59,176)	(234,010)
Principal payments received on loans held for investment	39,675	62,869	184,024	282,676
Purchases of real estate and property and equipment	(47,769)	(232,632)	(648,069)	(990,994)
Proceeds from the sale of real estate and businesses	5,879	100,917	166,275	81,318
Acquisition of assets and businesses	−	−	−	(11,072)
Decrease (increase) in restricted cash and cash of consolidated funds and ventures	16,413	59,338	(21,025)	(23,588)
Investments in partnerships	(226)	(1,149)	(5,456)	(19,967)
Capital distributions received from investments in partnerships	683	9,149	19,542	52,713
Net cash provided by (used in) investing activities	59,648	46,607	(357,396)	(1,064,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing activity	14,248	266,852	2,176,690	3,179,259
Repayment of borrowings	(100,438)	(502,036)	(2,697,497)	(3,124,314)
Payment of debt issue costs	(1,198)	(2,546)	(10,277)	(2,260)
Contributions from holders of noncontrolling interests	37,812	213,857	962,236	1,047,991
Distributions paid to holders of noncontrolling interests	(6,236)	(14,067)	(36,623)	(94,658)
Distributions paid to perpetual preferred shareholders of a subsidiary company	(9,865)	(9,208)	(9,208)	(9,424)
Distributions paid to common shareholders	−	−	(13,024)	(81,814)
Net cash (used in) provided by financing activities	(65,677)	(47,148)	372,297	914,780

Net increase (decrease) in cash and cash equivalents	14,460	(23,005)	(7,718)	(278)
Unrestricted cash and cash equivalents at beginning of period	18,084	41,089	48,807	49,085
Unrestricted cash and cash equivalents at end of period (Note 1)	$32,544	$18,084	$41,089	$48,807

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)
(in thousands)

	For the years ended December 31,
	2010	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$55,688	$83,816	$140,888	$161,707
Income taxes paid	42	101	135	7,224
Interest capitalized	−	831	5,242	20,022

Non-cash investing and financing activities:
Debt assumed upon acquisition of interests in securitization trusts	634	52,534	30,500	244,170
Debt and liabilities extinguished through sales and collections on bonds	93,617	52,795	521,175	18,261
Common shares issued to settle debt	−	−	−	12,969
Transfer of loans to settle debt	−	96,952	8,093	17,114
(Decrease) increase in unfunded commitments for equity investments	(20,100)	(295,618)	(612,704)	16,334
Increase in assets due to initial consolidation of funds and ventures	45,692	−	15,520	23,905
Increase in liabilities and noncontrolling interests due to initial consolidation of funds and ventures	45,692	−	16,009	25,546
Decrease in assets due to deconsolidation of funds and ventures	29,141	172,089	77,953	6,809
Decrease in liabilities and noncontrolling interests due to deconsolidation of funds and ventures	25,107	184,363	81,141	20,158
Subscription receivable and related debt extinguishment	−	25,618	35,781	394,040
Assets received in troubled debt restructuring	9,450	−	−	−
Unrealized gains (losses) included in other comprehensive income	39,579	11,035	(44,228)	(7,898)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

At the beginning of 2007, Municipal Mortgage & Equity, LLC and its subsidiaries (“MuniMae” or the “Company”) operated three primary divisions, as described below.

The Affordable Housing Division was established to conduct activities related to affordable housing through three reportable segments, as follows:

•
Tax Credit Equity (“TCE”) - A business which created investment funds and finds investors for such funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds or “LIHTC Funds”).

•	Bonds - A business which originates and invests primarily in tax-exempt bonds secured by affordable housing.

•	Affordable Debt - A business which originates and invests in loans secured by affordable housing.

The Real Estate Division was established to conduct real estate finance activities through two reportable segments, as follows:

•
Agency Lending - A business which originated both market rate and affordable housing multifamily loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) collectively referred to as agencies (“Agencies”) or through programs created by them.  This division also sold permanent loans to third party investors and the loans are guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”).

•
Merchant Banking - A business which provided loan and bond originations, loan servicing, asset management, investment advisory and other services to institutional investors that finance or invest in various commercial real estate projects, including the sale of permanent loans to third party investors.

The Renewable Ventures Division was established to finance, own and operate renewable energy and energy efficiency projects.  This division constitutes a separate reportable segment.

As more fully described below, the Company has sold, liquidated or closed down virtually all of its different businesses, except for its bond investing activities.

Risks and Uncertainties

The following is a discussion of the Company’s liquidity and going concern issues and the risks associated with the Company’s bond investing activities.

Liquidity and Going Concern

Beginning in the second half of 2007, the capital markets in which the Company operates began to deteriorate, which restricted the Company’s access to capital.  This situation was compounded by the Company’s inability to provide timely financial statements to creditors and investors.  The Company has experienced and continues to experience significant liquidity issues.  This lack of liquidity has resulted in the Company having to sell assets, liquidate collateral positions, post additional collateral, sell or close different business segments and work with its creditors to restructure or extend debt arrangements.  Since December 31, 2006, the Company has sold its TCE, Renewable Ventures and Agency Lending business segments.  See Note 19, “Discontinued Operations,” for more details on these business sales.  In addition, the Company has exited the Affordable Debt and Merchant Banking business segments.  MuniMae has also sold, restructured or liquidated a significant number of bonds, loans and other assets in order to satisfy debts and raise capital.  Although the Company has been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, such that none of our debt has been accelerated at present, most of these extensions, restructurings and forbearance agreements are short-term in nature and do not provide a viable long-term solution to the Company’s liquidity issues.

The Company plans to continue to work with its capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, the Company will have to continue to reduce its operating costs in order to be a sustainable business.  All of these actions are being pursued in order to achieve the objective of the Company continuing operations.  However, management’s objective is dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service the Company’s non-bond related debt and the Company’s on-going operating expenses.  There can be no assurance that management will be successful in addressing the Company’s liquidity issues.  More specifically, there is uncertainty as to whether management will be able to restructure or settle its non-bond debt in a sufficient manner to allow the Company’s cash flow to support its operations.  The Company’s ability to restructure its debt is especially important with respect to the subordinated debentures. The pay rate on $169.2 million (unpaid principle balance) of subordinated debentures is 0.75% at December 31, 2010.  This rate is due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.5%.  We do not currently have the liquidity to meet these payments and substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to the Company’s ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding the Company’s bond investing activities that could impact the Company’s ability to generate sufficient cash flow from the bond portfolio (see “Key Risks Related to the Company’s Bond Investing Activities” below).  These uncertainties could adversely impact the Company’s financial condition or results of operations.  In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Key Risks Related to the Company’s Bond Investing Activities

The Company has exposure to changes in interest rates because all of its investments in bonds pay a fixed rate of interest, while substantially all of the Company’s bond related debt is variable rate.  A significant portion of the Company’s variable rate exposure is not hedged by interest rate swaps or caps and the Company does not have the credit standing to enter into any new interest rate swaps and has limited liquidity to purchase any new interest rate caps.  A rise in interest rates or an increase in credit spreads could cause the value of certain bond investments to decline and increase the Company’s borrowing costs.

The market for the Company’s bond investments is relatively illiquid, which could prevent sales at favorable terms and make it difficult to value the bond portfolio.  Substantially all of the Company’s bond investments are unrated and unenhanced and, as a consequence, the purchasers of the Company’s bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market.  This lack of liquidity complicates how the Company determines the fair value of its bonds as there is limited information on trades of comparable bonds.  Therefore, there is a risk that if the Company needs to sell bonds the price it is able to realize may be lower than the carrying value (i.e., fair value) of such bonds.  Such differences could be material to the Company’s results of operations and financial condition.

At December 31, 2010, substantially all of the Company’s bond investments were either in securitization trusts or pledged as collateral for securitization programs and other obligations.  Creditors of such trusts generally do not have direct recourse to the Company’s general credit, but rather to the underlying bonds that are held by or are collateral for these trusts.  In the event a securitization trust cannot meet its obligations, all or a portion of bonds held by or pledged to the trust may be sold to satisfy the obligations to the holders of the senior interests.  In the event bonds are liquidated, no payment will be made to the Company except to the extent that the sales price received for the bond exceeds the amounts due on the senior obligations of the trust.  In addition, if the value of the bond investments within the securitization trusts or pledged as additional collateral decreases, the Company may be required to post cash or additional investments as collateral for such programs.  In the event the Company has insufficient liquidity or unencumbered investments to satisfy these collateral requirements, certain bonds within the securitization trusts may be liquidated by the third-party credit enhancer to reduce the collateral requirement.  In such cases, the Company would lose the cash flow from the bonds and its ownership interest in them.  If a significant number of bonds were liquidated, it could have a material adverse effect on the Company’s results of operations and financial condition.

Economic conditions adversely affecting the real estate market could have a material adverse effect on the Company.  Most of the Company’s bond investments are directly or indirectly secured by multifamily residential properties, and therefore the value of the bond investments may be adversely affected by macroeconomic conditions or other factors that adversely affect the real estate market generally, or the market for multifamily real estate and bonds secured by these properties in particular.  These possible negative factors include, among others: (i) increasing levels of unemployment and other adverse economic conditions, regionally or nationally; (ii) decreased occupancy and rent levels due to supply and demand imbalances; (iii) changes in interest rates that affect the cost of the Company’s capital, the value of the Company’s bond investments or the value of the real estate that secures the bonds; and (iv) lack of or reduced availability of mortgage financing.

A substantial portion of the Company’s bond related debt is subject to third party credit enhancement agreements and liquidity facilities that mature prior to the time that the underlying bond matures or is expected to be redeemed.  If the Company was unable to renew or replace its third party credit enhancement and liquidity facilities, the Company might not be able to extend or refinance its bond related debt.  In that instance, the Company could be subject to bond liquidations to satisfy the senior obligations of the trusts.  If the Company is unable to extend or refinance its non-bond related debt, whether through the extension or replacement of third party credit enhancement and liquidity providers or through the placement of bond related debt without the benefit of third party credit enhancement and liquidity facilities, the Company may experience higher bond related debt costs.  If a significant number of bonds were liquidated or if bond financing costs increased significantly, it could have a material adverse effect on the Company’s financial condition and results of operations.  The Company’s senior interests and debt owed to securitization trust balance was $748.1 million at December 31, 2010, of which $71.3 million and $598.3 million have maturing credit enhancement and liquidity facilities in 2011 and 2013, respectively.

Substantially all of the Company’s bond investments are held by MuniMae TE Bond Subsidiary, LLC (“TEB”), a subsidiary for which all of the common shares are owned directly by the Company.  Under TEB’s operating agreement with its preferred shareholders, there are covenants related to the type of assets in which TEB can invest, the incurrence of leverage, limitations on issuance of additional preferred equity interests, limitations on cash distributions to MuniMae and certain requirements in the event of merger, sale or consolidation.  At December 31, 2010:

•	TEB’s leverage ratio was 59.9%, which was effectively at the incurrence limit of 60%;

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute cash to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

On March 25, 2010, TEB entered into an amendment to its operating agreement in which TEB agreed to accumulate and retain $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae to no more than 33% of Distributable Cash Flows until TEB accumulated $25.0 million (MuniMae’s capital contributions to TEB count towards the $25.0 million of Retained Distributions).  This amendment also stipulates that Distributable Cash Flows be measured cumulatively and quarterly beginning October 1, 2009.  At September 30, 2010, TEB had accumulated the required Retained Distributions of $25.0 million.

TEB has been unable to conduct successful remarketings of its mandatorily redeemable and perpetual preferred shares.  This has caused the distributions owed to the TEB preferred shareholders to increase which has resulted in a reduction of the amount of TEB income that can be distributed to the Company.  If TEB continues to be unable to remarket its securities, TEB could experience additional increases to its preferred share distributions, which would result in reductions of its common distributions to the Company.  If the Company experiences a reduction in distributions from TEB, it could have a material adverse effect on the Company’s liquidity and financial condition.

TEB distributed a total of $13.1 million, $49.7 million, $43.0 million and $30.7 million to the Company in each of the years ended December 31, 2010, 2009, 2008 and 2007, respectively.  Cash flows from TEB are the Company’s primary source of cash to satisfy non-bond related debt and other corporate obligations.  There can be no assurances that TEB will be able to continue to distribute cash to the Company in the future.

All of TEB’s common stock is pledged by the Company to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, the Company entered into a forbearance agreement with this creditor (“Counterparty”) that will further restrict the Company’s ability to utilize common distributions from TEB to satisfy non-bond related debt or cover Company operating expenses.  The key provisions of the agreement are as follows.

•
Provides for forbearance from the minimum net asset value requirement and the financial reporting requirement contained in the interest rate swap agreements until the earlier of June 30, 2012 or when TEB is in compliance with its leverage and liquidation incurrence ratios.

•	Requires the Company to post a portion of the common distributions that are remitted to the Company as follows:

o
For quarterly distributions beginning in the fourth quarter of 2010 and continuing through to the third quarter of 2011, the Company will post restricted dividends with the Counterparty that are equal to 50% of common distributions less $0.8 million.

o
For quarterly distributions beginning in the fourth quarter of 2011 and continuing until TEB is in compliance with both its leverage ratio and liquidation preference ratios, the Company will post restricted dividends with the Counterparty equal to 50% of common distributions.  Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted dividends have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity and net worth requirements related to a TEI debt agreement.  The most restrictive covenant, a net worth requirement, requires TEI to maintain a minimum net worth of $125 million.  At December 31, 2010, TEI’s net worth was $169.7 million.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies and revenues and expenses.  Management has made significant estimates in certain areas, including the determination of fair values for bonds, loans held for sale, mortgage servicing rights, derivative financial instruments, guarantee obligations, noncontrolling interests in consolidated funds and ventures and certain other assets and liabilities of consolidated funds and ventures.  Management has made significant estimates in the determination of impairment on bonds, loans and real estate investments.  Actual results could differ materially from these estimates.

Basis of Presentation

The financial statements include the accounts of the Company and of entities that are considered to be variable interest entities (“VIEs”) in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company.  Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity are accounted for using the equity method of accounting.

The Company consolidates most of its bond securitization trusts as the Company is deemed to be the primary beneficiary.  Therefore, the assets of these trusts are included within “Bonds available-for-sale” and the debt of these trusts is reported within “Debt.”

All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidated Funds and Ventures

In addition to the Company’s wholly owned subsidiaries, the Company consolidates certain entities that are not wholly owned.  These entities include LIHTC Funds, certain real estate partnerships and other investment funds.  Because the Company generally has a minimal ownership interest in these entities, all assets, liabilities, revenues, expenses, equity in losses from unconsolidated entities and net losses allocable to noncontrolling interest holders related to these entities are separately identified in the consolidated balance sheets and statements of operations.

See Note 19, “Discontinued Operations,” and Note 20, “Consolidated Funds and Ventures,” for further information.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash.  At December 31, 2010, 2009, 2008 and 2007, the Company’s unrestricted cash included TEB’s unrestricted cash of $25.2 million, $12.4 million, $15.2 million and $17.6 million, respectively; however, distributions of this cash to the Company are subject to certain restrictions (see “Key Risks Related to the Company’s Bond Investing Activities” above).

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage.  The Company is required to maintain cash and cash equivalents under certain debt obligations, counterparty liquidity ratio agreements and to meet derivative collateral agreements.

Bonds

Bonds are classified as available-for-sale securities and are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  At December 31, 2007 and continuing through to December 31, 2010, the Company recorded all unrealized losses (where the estimated fair value is less than the bonds’ unamortized cost basis) associated with the bond portfolio as an other-than-temporary impairment.  Therefore, all unrealized losses are recorded in earnings.  This treatment of unrealized losses is due to management’s belief that the current uncertainty in the marketplace, coupled with the Company’s liquidity concerns make it more likely than not that the Company will be unable to hold its bonds for the term required to recover the bonds’ unamortized cost basis.

Realized gains and losses on sales of these investments are measured using the specific identification method and are recognized in earnings at the time of disposition.  The Company estimates the fair value of its bonds using quoted prices, where available; however, almost all of the Company’s bonds do not have observable market quotes.  For these bonds, the Company estimates the fair value of the bond by discounting the cash flows that it expects to receive using current estimates of market discount rates.  For non-performing bonds, the Company estimates the fair value by using an estimate of the collateral value in recognition of the Company’s right to foreclose on the underlying real estate serving as collateral.  Estimates of collateral values are derived from a number of sources including purchase/sale agreements, appraisals and/or broker opinions of value.  If the sales price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.

The Company recognizes interest income over the contractual terms of the bonds using the effective interest method, including the effects of premiums and discounts, as well as deferred fees and costs.  Contingent interest on participating bonds is recognized when the contingencies are resolved.  Bonds are placed on non-accrual status when any portion of principal or interest is 90 days past due.  The Company applies interest payments received on non-accrual bonds first to accrued interest and then as interest income.  Bonds return to accrual status when principal and interest payments become current and future payments are anticipated to be fully collectible.  Proceeds from the sale or repayment of bonds greater or less than their amortized cost (which would include any previously recorded impairment charges) are recorded as realized gains or losses and any previously unrealized gains included in accumulated other comprehensive income are reversed.

Loans

The Company classified all of its loans as held for sale (“HFS”) at December 31, 2007, with the exception discussed below.  At December 31, 2007, and continuing through December 31, 2010, the Company believes it no longer has the ability and intent to hold its loans for the foreseeable future or until maturity due to the Company’s liquidity concerns.  HFS loans are carried at the lower of cost or market (“LOCOM”) with the excess of the loan’s cost over its fair value recognized as a reduction to income through “Net (losses) gains on loans” and an offsetting reduction to the loan’s carrying amount.  Loan basis adjustments (e.g., net deferred origination fees and costs) are included in the cost basis of the loan and are not amortized.  The Company determines any LOCOM adjustments on a specific loan basis.

The Company’s loans that are classified as held for investment (“HFI”) represent loans that were legally transferred to third parties; however, these transfers did not meet the requirements for sale accounting under United States generally accepted accounting principles (“GAAP”) in light of guarantees or other forms of continuing involvement between the Company and the purchaser.  The Company has classified these loans as HFI since the Company does not legally own the loan and, therefore, does not have the right to sell the loan.  HFI loans are reported at their outstanding principal balance, net of any unearned income, non-refundable deferred origination fees and costs and any associated premiums or discounts, less any specific loan loss reserves.  For performing loans, unearned income, deferred origination fees and costs and discounts and premiums are recognized as adjustments to income over the terms of the related loans using the effective interest method.

The Company accrues interest based on the contractual terms of the loan.  The Company discontinues accruing interest on loans when it is no longer probable that it will collect principal or interest on a loan, which is determined to be the earlier of the loan becoming 90 days past due or the date after which collectability of principal or interest is not reasonably assured.  Interest previously accrued but not collected becomes part of the Company’s recorded investment in the loan for purposes of assessing impairment.  The Company applies interest payments received on non-accrual loans first to accrued interest and then as interest income.  Loans return to accrual status when contractually current and the collection of future payments is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses attributable to the HFI loan portfolio.  Additions to the allowance for loan losses are made through the “Provision for credit losses.”  When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged-off against the allowance for loan losses.  Any subsequent recoveries are recorded directly to the provision for credit losses.

The Company performs systematic reviews of its HFI loan portfolio throughout the year to identify credit risks and to assess overall collectability.  Due to the small size of the Company’s loan portfolio, management’s assessment of impairment is on an individual loan basis.  The Company’s methodology used to estimate impairments on a loan includes an evaluation of current borrower and market conditions that may impact the Company’s ability to recover its investment in the loan.  These factors include the borrower’s overall financial condition and underlying collateral values.  A specific allowance is established for HFI loans that represent an estimate of losses based on the analysis of each impaired loan.

Transfers of Financial Assets

Bonds

The Company’s bond securitizations are accounted for as secured borrowings and substantially all securitization trusts are consolidated as the Company is deemed to be the primary beneficiary.  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to have been surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.  If the transfer does not meet these criteria, the transfer is accounted for as a financing transaction.  Financial assets transferred in transactions that are treated as sales are removed from the Company’s balance sheet and any realized gain or loss is reflected in earnings at the time of sale.  Financial assets transferred in transactions that are treated as financings are maintained on the consolidated balance sheets with proceeds received from the legal transfer reflected as debt.

Loans

Transfers of loans are accounted for as sales when control over the asset has been surrendered.  Prior to May 2009, when the Company sold its Agency Lending business (See Note 19, “Discontinued Operations”), the Company would typically retain mortgage servicing rights on sold loans and for Agency loan sales the Company would retain a recourse obligation, the most prevalent one being under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program.  The Company accounts for its exposure to losses under its agreement with Fannie Mae as a guarantee.  At December 31, 2010, the Company no longer has any DUS obligation to Fannie Mae, but the Company has provided certain indemnities to the purchaser of the Agency business.  See Note 4, “Investments in Preferred Stock,” and Note 13, “Guarantees and Collateral.”

Equity Method Investments

The Company has invested in certain private partnerships or limited liability companies that are engaged in the real estate business.  If the Company has the ability to exercise significant influence over the operations of the entity (which generally occurs when the Company holds at least 20% of the investee’s voting common stock) or the Company has more than a minor investment in a limited partnership or limited liability company (which is generally greater than 3% to 5%), the investment is accounted for using the equity method of accounting.  These investments are included within “Investments in unconsolidated ventures.”

Additionally, prior to the sale of the TCE business in July 2009, the Company invested in certain partnerships which own affordable housing properties as part of the TCE business.  Initially, the investments in these affordable housing properties were typically owned by the Company, on a short-term basis, through a limited partner ownership interest of 99.99% until they were placed in a Company sponsored LIHTC Fund.  The general partners of the affordable housing properties partnerships were considered the primary beneficiaries; therefore, the Company did not consolidate these entities and they were accounted for under the equity method and are included within “Investments in unconsolidated ventures.”  Once the LIHTC Fund is syndicated, these investments are transferred to the LIHTC Fund and upon consolidation of the LIHTC Funds, these investments are accounted for under the equity method and classified as “Investments in Lower Tier Property Partnerships.”  A lower tier property partnership (“Lower Tier Property Partnership”) is defined as a partnership formed by a developer to develop or hold and operate real estate investments for investors.

Under the equity method, the Company’s investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses from the partnership and the amortization of any investment basis differences after the date of acquisition.  The Company and its consolidated LIHTC Funds must periodically assess the appropriateness of the carrying amount of its equity method investments to ensure the investment amount is not other-than-temporarily impaired.  The LIHTC Funds use a gross (undiscounted) cash flow approach when assessing and measuring its equity investment for impairment.  These cash flows include the future tax credits and tax benefits from net operating losses and any residual value of the property.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are the right to receive a portion of the interest and fees collected from borrowers for performing specified activities, including collection of payments from individual borrowers, distribution of these payments to the investors, maintenance of escrow funds and other administrative duties related to loans serviced by the Company.  MSRs are recognized as assets or liabilities when the Company sells originated loans or purchases MSRs as part of a business combination.  Purchased MSRs are initially recorded at fair value.  On January 1, 2007 the Company adopted Accounting Standards Codification (“ASC”) ASC No. 860, “Transfers and Servicing” (“ASC 860”) (formerly Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”)), which allowed MSRs (both purchased and retained) to be initially and subsequently recorded at fair value.

Goodwill and Other Intangibles, Net

Goodwill represents the Company’s acquisition cost in excess of the fair value of net assets acquired in purchase business combinations.  Intangible assets, recognized apart from goodwill, are differentiated between those that have finite useful lives (subject to amortization) and those that do not have finite lives (no amortization).  At December 31, 2010 and 2009, the Company no longer had any goodwill or other intangibles recorded on its consolidated balance sheets.  The Company amortized intangible assets with finite useful lives on either a straight-line basis or in proportion to, and over the period of, expected benefits.

The Company tested goodwill for impairment annually on December 31 or more frequently if circumstances changed such that it would be more likely than not that the fair value of a reporting unit or the intangible asset has fallen below its carrying value.  The goodwill impairment test is a two-step test:

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

•
Under step two (measurement of impairment), an impairment loss is recognized for any excess carrying amount of the reporting unit’s goodwill over the implied fair value for that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

Intangible assets subject to amortization are evaluated for impairment if events or circumstances occur that may result in the assets’ carrying value not being recoverable.  The carrying amount of the intangible asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  If the asset is deemed to be not recoverable, an impairment charge is recognized to the extent the carrying amount of the intangible asset exceeds its fair value.  Intangible assets with an indefinite life are evaluated to determine whether events or circumstances continue to support an indefinite useful life.

Real Estate and Real Estate Owned

In some cases, certain Lower Tier Property Partnerships are consolidated by the Company, primarily due to the Company assuming the general partner role through a transfer of the general partner interest as a result of issues with the property or the developer (“consolidated Lower Tier Property Partnerships” or “GP Take Backs”).  Generally, the assets held by these Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property.  The real estate related to GP Take Backs is reported in “Other assets” under “Assets of consolidated funds and ventures.”  See Note 20, “Consolidated Funds and Ventures.”

The Company also has real estate investments where the Company is the sole or majority owner.  In some cases, the Company, as the creditor to the property, has obtained the real estate as a result of foreclosure or deed-in-lieu of foreclosure.  This real estate is reported within “Other assets” on the consolidated balance sheets.

The Company records real estate assets initially at fair value and then periodically assesses the appropriateness of the carrying amount of real estate assets upon the identification of triggering events based on the real estate’s performance.  The Company uses an undiscounted cash flow approach (based on projected net operating income, future tax credits and net proceeds from sales) to assess recoverability and then, where undiscounted cash flows are less than the carrying value of the property, measures impairment based on the fair value of the real estate investments.

Derivative Financial Assets and Liabilities

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and records these instruments at their fair values.  The Company has not designated any of its derivative investments as hedging instruments for accounting purposes.  As a result, changes in the fair value of derivatives are recorded through current period earnings in “Net gains (losses) on derivatives.”

Guarantee Obligations

During 2007 and 2008, the Company’s guarantee obligations were primarily related to recourse provisions on loans and/or servicing advances relating to real estate mortgage loans sold under the Fannie Mae DUS program.  The Company initially recorded a guarantee obligation equal to the greater of estimated fair value or the contingent obligation of the recourse provisions related to the loan sales.  This amount was treated as a reduction of the gain or loss on loan sale and the amount subsequently amortized over the estimated life of the loan through “Other income.”  This guarantee obligation was included as part of the net assets sold when the Agency Lending business unit was sold in May 2009.  As discussed in Note 4, “Investment in Preferred Stock,” the Company retained the obligation to absorb losses for payments the purchaser may be required to make under these loss sharing arrangements.  The Company also has financial guarantees related to specific property performance guarantees and payment guarantees made in conjunction with the sale or placement of assets with third parties.

Unfunded Equity Commitments

The Company and its LIHTC Funds enter into partnership agreements as the limited partners of Lower Tier Property Partnerships requiring the future contribution of capital.  The Company generally owns and warehouses these investments through a limited partner ownership interest of 99.99%, on a short-term basis, until they are placed in a LIHTC Fund.

The Company recognizes a liability for delayed equity contributions that are contingent upon a future event when that contingent event becomes probable.  At the time the Company enters into a Lower Tier Property Partnership agreement, the Company records a liability for the unfunded equity commitment.  The Company’s capital commitment is reported through “Investments in unconsolidated ventures” with an equal amount reported through “Unfunded equity commitments to investments in unconsolidated ventures.”  These capital commitments will continue for a period of time after these limited partner interests are placed within LIHTC Funds and are classified as “Investments in Lower Tier Property Partnerships” and “Unfunded equity commitments to Lower Tier Property Partnerships,” respectively.

Syndication Fees

Syndication fees are received for: (i) sponsoring the formation of LIHTC Funds; (ii) identifying and acquiring interests in Lower Tier Property Partnerships; and (iii) raising capital from investors to invest in these funds.  Syndication fees are recognized ratably as LIHTC Funds invest cash in the Lower Tier Property Partnerships, typically over a four-year period.

Asset Management and Advisory Fees

The Company earns asset management and advisory fees for investment management services.  These fees are recognized as income during the period the services are performed and are based on a percentage of committed capital or a percentage of assets under management.

Stock-Based Compensation

On December 31, 2006, as a result of settling certain employee stock options in cash, the Company determined that all of its employee stock-based compensation plans should be accounted for using the liability method of accounting (previously these plans were accounted for as equity based awards).  For awards issued prior to December 31, 2006 that were initially accounted for as equity awards and then modified to liability accounting at December 31, 2006, compensation expense is recognized based on the fair value of the instrument at grant date with declines in such fair value recorded through equity.  Net fair value increases from grant date are recorded as additional compensation expense.  For awards issued subsequent to December 31, 2006, compensation expense is based on the fair value of the instrument at its vesting date with changes in fair value between grant date and vesting date recorded as compensation expense.

Loss per Share

Basic and diluted loss per common share is computed by dividing net loss to the common shareholders by the weighted-average number of common shares outstanding.  The Company had net losses in each of the four years ended December 31, 2010; therefore, assuming any outstanding stock options are exercised, there would be no dilutive impact on earnings per share.

Income Taxes

The Company is organized as a limited liability company, which allows the Company to combine many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership.  The Company has numerous corporate subsidiaries that are subject to federal and state income taxes.  Income taxes for taxable subsidiaries are accounted for using the asset and liability method, which means deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of taxable subsidiaries and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, tax planning strategies and other factors.

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2009, 2008 and 2007 consolidated statement of operations as a result of certain discontinued operations occurring in 2010.

Accounting Changes

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (now ASC No. 105, “Generally Accepted Accounting Principles”).  The statement establishes the FASB Accounting Standards Codification (“Codification or ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other accounting literature not included in the Codification has become non-authoritative.

Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates (“ASUs”), which will serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP is not intended to be changed as a result of the FASB’s ASC project, but what does change is the way the guidance is organized and presented.

Accounting for Servicing of Financial Assets

On January 1, 2007 the Company adopted SFAS 156 (now ASC 860), which allowed MSRs (both purchased and retained) to be initially and subsequently recorded at fair value.  As a result, the Company identified its MSRs as one class of servicing rights and elected to apply fair value accounting to this class of servicing rights.  The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs at the time of adoption was an increase of $18.9 million, net of related income taxes and was recorded as a “Cumulative effect of a change in accounting principle, net of tax” on the consolidated statements of equity on January 1, 2007.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now ASC 740), and in September 2009, the FASB issued ASU No. 2009-06, “Implementation Guidance on Accounting for Uncertainty in Income Taxes.”  Among other things, this guidance requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions and clarifies the application of this guidance to pass through entities and their owners.  The adoption of these guidelines had no effect on the Company’s financial statements.

Other-Than-Temporary Impairments on Investment Securities

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (now ASC No. 320-10-35-34, “Investments – Debt and Equity Securities:  Recognition of an Other-Than-Temporary Impairment”), which amends the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities.

As a result of the FSP, companies are required to reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that companies intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income (“AOCI”).  The credit loss component recognized in earnings is identified as the present value of the estimated principal cash flows not expected to be received over the remaining term of the security.  Starting December 31, 2007 and continuing through the end of 2010, the Company had already recorded the full impairment associated with its AFS bond portfolio due to management’s concern about its ability to hold bonds for the term required to allow recovery of the bonds’ unamortized cost basis.  Therefore, the adoption of this FSP had no effect on the Company’s financial statements.

Noncontrolling Interests in Subsidiaries

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (now ASC No. 810-10-45-15, “Consolidation – Noncontrolling Interests in a Subsidiary”), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries in financial statements and for the loss of control of subsidiaries.  The statement requires that the equity interest of noncontrolling shareholders, partners or other equity holders in subsidiaries be presented as a separate item of the Company’s equity.  After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.

The Company adopted this statement on January 1, 2009.  As a result, $53.6 million, $245.7 million, $508.9 million and $484.8 million of net losses allocable to noncontrolling interests from consolidated funds and ventures, as well as $9.9 million, $9.4 million, $9.2 million and $9.4 million of net income allocable to perpetual preferred shareholders of a subsidiary company, for years ended December 31, 2010, 2009, 2008 and 2007, respectively, are part of “Net loss.”  In addition, the Company is including $569.6 million, $567.4 million, $4.0 billion and $3.5 billion of noncontrolling interests in consolidated funds and ventures for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, and $168.7 million of perpetual preferred shareholder’s equity at December 31, 2010, 2009, 2008 and 2007 within equity.  The net loss amounts are attributable to noncontrolling interests in consolidated entities as well as the Company’s common shareholders and the loss per share reflects amounts attributable only to the Company’s common shareholders.  The presentation of equity distinguishes between equity amounts attributable to the Company’s common shareholders and amounts attributable to the noncontrolling interests, which were previously presented outside of equity.

Furthermore, as a result of adopting ASC 810, the Company no longer records losses related to noncontrolling interest holders when their capital account reaches zero, but rather attributes the noncontrolling interest share to the noncontrolling interest equity even if that attribution results in a deficit noncontrolling interest balance.  For the years ended December 31, 2010 and 2009, there were no losses related to noncontrolling interest holders whose capital accounts were zero.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) (now ASC No. 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”)) for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and on January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis.  This guidance defines fair value, expands fair value disclosure requirements and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  This guidance also requires the Company to take into account its own credit risk when measuring the fair value of liabilities.  The adoption of this standard did not have a significant impact on the Company’s financial statements, but the Company’s disclosures have been expanded as required by this new guidance and are provided in Note 12, “Fair Value Measurements.”

Measurement of Fair Value in Inactive Markets

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (now ASC No. 820-10-35-51A, “ Fair Value Measurements and Disclosures:  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased”).  The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The FSP also reaffirms the need to use judgment in determining whether a formerly active market has become inactive and in determining fair values when the market has become inactive.  The adoption of the FSP did not have a material impact on the Company’s financial statements.

Measuring Liabilities at Fair Value

At September 30, 2009, the Company adopted ASC No. 2009-5, “Measuring Liabilities at Fair Value.”  This ASC provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  (i) a valuation technique that uses quoted prices for similar liabilities (or an identical liability) when traded as assets or (ii) another valuation technique that is consistent with the principles of ASC 820-10.  This ASC also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, is a Level 1 fair value measurement.  The adoption of this ASC had no effect on the Company’s fair value measurements.

Fair Value Option

In February 2008, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (now ASC No. 825-10-05, “Financial Instruments: Fair Value Option”) which provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings.  After the initial adoption, the election is made at the acquisition of a financial asset, a financial liability, or a firm commitment and it may not be revoked.  The Company did not elect to apply fair value accounting and as a result the adoption of the fair value option did not impact the Company’s financial statements.

Equity Method Investment Accounting Considerations

In November 2008, the FASB ratified the consensus reached by the FASB Emerging Issues Task Force on Issue 08-6, “Equity Method Investment Accounting Considerations” (now ASC 323).  An entity shall measure its equity method investment initially at cost.  Any other-than-temporary impairment of an equity method investment should be recognized in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  An equity method investor shall not separately test an investee’s underlying assets for impairment.  Share issuance by an investee shall be accounted for as if the equity method investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings.  The adoption of this guidance on January 1, 2009 had no impact on the Company’s financial statements.

Additional Disclosures Regarding Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers.  The adoption of this component of the ASU did not have a significant impact on the Company’s financial statements as the Company did not have any transfers in or out of Level 1 or Level 2 fair value measurements in 2010.  Additionally, disclosures of the gross purchase, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.  This guidance will only affect the Company’s disclosures to the financial statements.

Changes to Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASU No. 2009−16, “Accounting for Transfers of Financial Assets” (“ASU No. 2009−16”).  The objective of ASU No. 2009-16 is to require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets.  Among other things, ASU No. 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional information to be disclosed about transfers of financial assets and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

Changes to Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued ASU No. 2009−17, “Consolidations, Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities” (“ASU No. 2009−17”).  This guidance amends the accounting and disclosure requirements for the consolidation of VIEs.  The amendment requires an entity to qualitatively, rather than quantitatively, assess the determination of the primary beneficiary of a VIE.  This determination should be based on whether the entity has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Other key changes include the requirement for an ongoing reconsideration of the primary beneficiary and expanded disclosures related to a company’s involvement with VIEs.  The Company’s adoption of this ASU resulted in the deconsolidation of one GP Take Back partnership and four LIHTC Funds.  The total assets, liabilities and noncontrolling interests that were deconsolidated upon adoption on January 1, 2010 totaled $35.6 million, $3.8 million and $21.5 million, respectively.

Disclosures Related to Credit Quality of Financing Receivables and the Allowance for Loan Losses

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This standard amends existing disclosure guidance for financing receivables (i.e., loans held for investment) to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for loan losses.  Specifically, the new standard requires expanded disclosure of loan credit quality indicators, the activity in the allowance for loan losses for each period, loan delinquency aging, individually impaired loans, loans on non-accrual status and loan modifications that represent troubled debt restructurings.  The revised standard is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have an impact on the Company’s financial statements, but the Company has provided expanded disclosures.

NOTE 2—BONDS AVAILABLE-FOR-SALE

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily housing; however, the only source of recourse on these bonds is the collateral, which is a first mortgage or a subordinate mortgage on the underlying properties.  For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.  The Company’s subordinate bonds had an aggregate fair value of $40.2 million, $40.5 million, $48.5 million and $57.5 million at December 31, 2010, 2009, 2008 and 2007, respectively.  The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as laid out in the trust indenture) on the bonds.  The mortgage loans are not assignable unless the bondholder has consented.

Mortgage revenue bonds can be non-participating or participating.  Participating mortgage revenue bonds allow the Company to receive additional interest from net property cash flows in addition to the base interest rate.  Both the stated and participating interest on the Company’s mortgage revenue bonds are exempt from federal income tax, although this income may be included as part of a taxpayer’s alternative minimum tax for federal income tax purposes.  The Company’s participating mortgage revenue bonds had an aggregate fair value of $52.9 million, $52.6 million, $82.0 million and $107.4 million at December 31, 2010, 2009, 2008 and 2007, respectively.

Other Bonds

Other bonds are primarily municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and community recreational facilities.  In some cases these bonds are secured by specific payments or assessments pledged by the community development districts that issue the bonds or incremental tax revenue generated by the underlying properties.

Principal payments on bonds are based on amortization tables set forth in the bond documents.  If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents.  The bonds typically contain provisions that prohibit prepayment of the bond for a specified period of time.

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at December 31, 2010, 2009, 2008 and 2007:

	December 31, 2010
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gain	Fair Value
Mortgage revenue bonds	$1,196,695	$(7,852)	$(145,684)	$69,883	$1,113,042
Other bonds	148,793	(13,369)	(39,590)	22,160	117,994
Total	$1,345,488	$(21,221)	$(185,274)	$92,043	$1,231,036

	December 31, 2009
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gain	Fair Value
Mortgage revenue bonds	$1,313,944	$(9,451)	$(134,313)	$40,517	$1,210,697
Other bonds	171,570	(18,262)	(35,614)	19,742	137,436
Total	$1,485,514	$(27,713)	$(169,927)	$60,259	$1,348,133

	December 31, 2008
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gain	Fair Value
Mortgage revenue bonds	$1,430,671	$(29,014)	$(107,013)	$48,103	$1,342,747
Other bonds	114,695	(1,279)	(30,263)	539	83,692
Total	$1,545,366	$(30,293)	$(137,276)	$48,642	$1,426,439

	December 31, 2007
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gain	Fair Value
Mortgage revenue bonds	$1,546,127	$(29,012)	$(35,174)	$87,871	$1,569,812
Other bonds	556,667	665	(18,951)	5,218	543,599
Total	$2,102,794	$(28,347)	$(54,125)	$93,089	$2,113,411

(1)	Includes premiums, discounts and deferred costs.

Maturity

The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at December 31, 2010.

	December 31, 2010
(in thousands)	Amortized Cost		Fair Value
Non-Amortizing:
Due in less than one year	$	−	$	−
Due between one and five years		−		−
Due between five and ten years		−		−
Due after ten years		20,172		40,641
Amortizing:		−		−
Due at stated maturity dates between December 2013 and June 2056		1,118,821		1,190,395
		$1,138,993		$1,231,036

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction or penalty at December 31, 2010, as well the year in which the remaining portfolio becomes prepayable without restriction or penalty.

	December 31, 2010
(in thousands)	Unpaid Principal Balance	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions or penalties at December 31, 2010	$143,088	$111,529	$133,144
2011	18,775	16,437	17,473
2012	31,284	25,658	26,646
2013	16,871	14,968	15,964
2014	29,163	28,814	30,169
Thereafter	1,005,550	856,303	910,894
Bonds that may not be prepaid	100,757	85,284	96,746
Total	$1,345,488	$1,138,993	$1,231,036

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $83.6 million, $78.2 million, $17.0 million and $45.6 million at December 31, 2010, 2009, 2008 and 2007, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income, on a cash basis, of $2.4 million, zero, $0.8 million and $1.4 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $22.4 million, $38.0 million, $51.9 million and $66.9 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net losses on bonds” for bonds sold or redeemed during the years ended December 31, 2010, 2009, 2008 and 2007, as well as for bonds still in the Company’s portfolio at December 31, 2010, 2009, 2008 and 2007, respectively.

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Bond impairment recognized on bonds held at each period-end	$(19,944)	$(39,456)	$(105,998)	$(26,195)
Bond impairment recognized on bonds sold/redeemed during each period	(617)	(2,018)	(20,938)	(876)
Losses recognized at time of sale/redemption	−	(4,732)	(20,777)	(178)
Gains recognized at time of sale/redemption	3,212	1,483	6,268	6,685
Total net losses on bonds	$(17,349)	$(44,723)	$(141,445)	$(20,564)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bonds over the construction or renovation period.  At December 31, 2010, there were no unfunded bond commitments.  At December 31, 2009, 2008 and 2007, the aggregate unfunded bond commitments totaled approximately $6.0 million, $40.8 million and $104.2 million, respectively.

NOTE 3—LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

The Company’s taxable lending business historically consisted of lending to the multifamily housing market, originations or sales of multifamily loans to or insured by Fannie Mae, Freddie Mac, HUD, Ginnie Mae or the Federal Housing Administration (“FHA”) and commercial real estate lending on a variety of asset types.  The Company sold its Agency Lending business in May 2009 and therefore the Company no longer originates, sells or services loans for the Agencies, Ginnie Mae or FHA.  The Company’s commercial real estate lending business was shut down in 2008 due to the severe market conditions that the Company has experienced in the past several years.  The Company historically disaggregated its lending portfolio into four categories: construction, permanent, bridge and other loans, defined as follows.

Construction loans are short-term or interim financing provided primarily to builders and developers of multifamily housing and other property types for the construction and lease-up of the property.

Permanent loans are used to pay off the construction loans upon the completion of construction and lease-up of the property or to refinance existing stabilized properties.

Bridge loans are short-term or intermediate term loans secured with either a first mortgage position or a subordinated position.  These loans are used primarily to finance the acquisition and improvements on transitional properties until their conversion to permanent financing.

Other loans are primarily pre-development loans and land or land development loans.  Pre-development loans are loans to developers to fund up-front costs to help them secure a property before they are ready to fully develop it.  Land or land development loans are used to fund the purchase or the purchase and costs of utilities, roads and other infrastructure and are typically repaid from lot sales.

See Note 20, “Consolidated Funds and Ventures,” for discussion of the Company’s loans related to consolidated funds and ventures.

Loans Held for Sale

The following table summarizes the cost basis of loans held for sale by loan type and the LOCOM adjustment to record these loans at the lower of cost or market at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Construction	$5,601	$40,135	$58,143	$153,366
Permanent	20,647	27,103	46,612	151,912
Bridge	1,793	3,230	125,925	173,717
Other	640	26,134	27,521	43,634
	28,681	96,602	258,201	522,629
LOCOM Adjustment	(9,692)	(32,582)	(15,895)	(8,638)
Loans held for sale, net	$18,989	$64,020	$242,306	$513,991

Outstanding loan balances include unearned income and net deferred fees of $0.4 million, $1.3 million, $2.8 million and $3.6 million at December 31, 2010, 2009, 2008 and 2007, respectively.

The carrying value of non-accrual loans was $0.7 million, $11.6 million, $16.9 million and $71.4 million at December 31, 2010, 2009, 2008 and 2007, respectively.

The Company recorded cash proceeds on loan sales and pay-offs of $38.9 million, $147.6 million, $1.0 billion and $1.1 billion and corresponding net gains on loan sales and pay-offs of $2.5 million, $4.3 million, $15.5 million and $31.6 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.  Of these amounts, $2.2 million, $19.0 million and $19.8 million of gains are related to discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes the activity in LOCOM adjustments (all reported through continuing operations) for the years ended December 31, 2010, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Balance-January 1,	$32,582	$15,895	$8,638	$	−
LOCOM adjustments	(208)	16,622	12,946		8,638
Recoveries and (charge-offs), net	(22,682)	65	(5,689)		−
Balance-December 31,	$9,692	$32,582	$15,895		$8,638

Loans Held for Investment

The following table summarizes loans held for investment by loan type at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Construction	$31,776	$39,677	$64,495	$64,115
Permanent	9,048	9,382	9,626	10,149
Bridge	27,177	27,159	91,091	107,456
Other	19,645	18,978	19,868	18,303
	87,646	95,196	185,080	200,023
Allowance for loan losses	(33,713)	(29,238)	(70,044)	(36,874)
Loans held for investment, net	$53,933	$65,958	$115,036	$163,149

Outstanding loan balances include unearned income and net deferred fees of $0.4 million, $0.5 million, $1.6 million and $2.0 million at December 31, 2010, 2009, 2008 and 2007, respectively.

The carrying value of non-accrual loans was $7.5 million, $20.7 million, $47.7 million and $44.2 million at December 31, 2010, 2009, 2008 and 2007, respectively.  At December 31, 2010 there were no loans held for investment past due 90 days or more and still accruing interest.

The following table provides an aging analysis for the carrying value of loans held for investment at December 31, 2010:

(in thousands)	Total Current	30-59 Days Past Due		60-89 Days Past Due		Greater Than 90 Days
December 31, 2010	$46,472	$	−	$	−	$7,461

The following table summarizes information about loans held for investment which were specifically identified as impaired at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Impaired loans with a specific reserve	$9,450	$31,803	$82,420	$54,028
Impaired loans without a specific reserve (1)	−	21,777	35,325	27,091
Total impaired loans	$9,450	$53,580	$117,745	$81,119

Average carrying value of impaired loans	$9,847	$57,370	$117,389	$59,550

(1)
A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement; however, when the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, the loan does not require a specific reserve.

The unpaid principal balance of impaired loans was $45.0 million at December 31, 2010.  The Company recognized $0.5 million, $3.3 million, $5.3 million and $7.0 million, on a cash basis, of interest income on impaired loans for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2010, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Balance-January 1,	$29,238	$70,044	$36,874	$10,877
Provision for loan losses	4,440	1,343	32,864	50,380 (1)
(Charge-offs) and recoveries, net	35	(42,149)	306	(1,428)
Transfer of HFI loans to HFS loans	−	−	−	(22,955)
Balance-December 31,	$33,713	$29,238	$70,044	$36,874

(1)
Does not include a $0.6 million provision reduction related to the release of reserves for unfunded loan commitments that was recorded in 2007.  The reserve for unfunded loan commitments is recorded through “Other liabilities.”

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans.  At December 31, 2010, 2009, 2008 and 2007, the total unfunded loan commitments for performing HFI loans were $0.3 million, $0.8 million, $10.1 million and $27.1 million, respectively.  The total unfunded commitments for performing HFS loans at December 31, 2009, 2008 and 2007, were $0.3 million, $2.1 million and $89.8 million, respectively.  There were no outstanding unfunded commitments for performing HFS loans at December 31, 2010.

There were commitments to lend additional funds to borrowers whose loans were impaired at the end of 2009, 2008 and 2007.  At December 31, 2009, 2008 and 2007, the total unfunded loan commitments for impaired HFI loans were $0.6 million, $1.3 million and $0.5 million, respectively.  The total unfunded loan commitments for impaired HFS loans at December 31, 2009, 2008 and 2007 were $2.3 million, $3.1 million and $2.5 million, respectively.  In connection with the specific loan impairment analyses, the Company considers whether such unfunded commitments should be reserved for at each balance sheet date.  The Company determined that no reserves for unfunded loan commitments were necessary at December 31, 2009, 2008 and 2007.  There were no outstanding unfunded commitments on impaired loans at December 31, 2010.

NOTE 4—INVESTMENTS IN PREFERRED STOCK

As partial consideration for the Company’s sale of its Agency Lending business, on May 15, 2009, the Company received three series of preferred stock from the purchaser with a par amount of $47.0 million: Series A Preferred units of $15.0 million, Series B Preferred units of $15.0 million and Series C Preferred units of $17.0 million, which entitles the Company to receive cumulative quarterly cash distributions at annualized rates of 17.5%, 14.5% and 11.5%, respectively.  As part of the Company’s sale of its Agency Lending business, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date (expiring May 15, 2013), for payments the purchaser may be required to make under loss sharing arrangements with Fannie Mae and other government-sponsored enterprises or agencies with regard to loans they purchased from us.  The Series B and Series C preferred stock agreements have a provision that provides for this loss sharing reimbursement to be satisfied, if necessary, by cancellation of Series C Preferred units and then Series B Preferred units, rather than by cash.  The fair value of the preferred stock on May 15, 2009, the sale date, was estimated at $37.7 million.  This amount includes a $9.3 million reduction against the $47.0 million par amount for the estimated exposure associated with the loss sharing arrangement.  The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value.  The carrying value of the preferred stock was $36.4 million and $36.9 million at December 31, 2010 and 2009, respectively.  The estimated fair value of the preferred stock was $37.5 million and $37.2 million at December 31, 2010 and 2009, respectively.  The Company recorded impairment charges on the preferred stock of $0.5 million and $0.9 million in 2010 and 2009, respectively.  Since the inception date, the Company cancelled $1.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement.  In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at December 31, 2010 and 2009 the fair value of this obligation was $0.4 million and $1.0 million, respectively.  See Note 13, “Guarantees and Collateral.”  Since the sale of the Agency Lending business, the Company incurred $1.2 million in realized losses related to these specific loans.

NOTE 5—INVESTMENTS IN UNCONSOLIDATED VENTURES

The following table summarizes the investments in unconsolidated ventures at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Investments in Real Estate Related Entities	$6,842	$66	$14,680	$35,610
Investments in unconsolidated Lower Tier Property Partnerships	−	−	84,992	358,705
Investments in Common Stock of Special Purpose Financing Entities	−	−	2,750	2,750
Total investment in unconsolidated ventures	$6,842	$66	$102,422	$397,065

Investments in Real Estate Related Entities

The Company has investments in real estate funds or partnerships that invest in debt and equity instruments related to commercial real estate.  At December 31, 2009, the Company had disposed of all of its interests in these entities, except for a 0.1% interest in one of these ventures.  In 2010, the Company received a 33.3% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  The remaining interest in the partnership is held by a third party who had also loaned money to the developer on the same land parcel.  The interests in the partnership were determined based on the relative loan amounts provided by the Company and the third party lender.  This third party interest holder is the primary beneficiary of the partnership.

Investments in Unconsolidated Lower Tier Property Partnerships

The Company has invested in unconsolidated Lower Tier Property Partnerships as part of the TCE business.  These investments are typically owned by the Company through limited partner interests of 99.99% on a short-term basis until they are placed in a LIHTC Fund.  At December 31, 2008 and 2007, there were 13 and 51 partnerships, respectively, for which the Company held limited partner interests of 99.99%.  The Company did not own a limited partner interest in any of these types of partnerships at December 31, 2009 and thereafter.  Included in Investments in unconsolidated Lower Tier Property Partnerships are unfunded equity commitments of $82.4 million and $286.1 million at December 31, 2008 and 2007, respectively.  The Company’s total loan investment, including commitments to lend to these partnerships, was $3.7 million and $120.2 million at December 31, 2008 and 2007, respectively.  The Company’s total bond investment, including commitments to advance to these partnerships was $49.5 million and $52.3 million at December 31, 2008 and 2007, respectively.

Investments in Common Stock of Special Purpose Financing Entities

The Company owned $2.8 million of common securities in special purpose financing entities and reports this investment as “Investments in unconsolidated ventures” as the Company does not consolidate these entities.  As discussed more fully in Note 10, “Debt,” these entities were restructured in 2009, and, as a result, the entities were terminated and the common stock was cancelled.  This transaction had no impact on the Company’s earnings given that $2.8 million of the Company’s debt was also cancelled.

Income Summary for the Unconsolidated Ventures

The ventures for which the Company holds an equity investment reported net losses of $22.4 million and $36.4 million for years ended December 31, 2009 and 2008, respectively and reported net income of $2.7 million and $23.8 million for the year ended December 31, 2010 and 2007, respectively.  The Company recorded losses from investments in unconsolidated ventures of $0.2 million, $1.8 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and income of $1.7 million for the year ended December 31, 2007, of which losses of $0.1 million, $5.2 million and $2.5 million were included in discontinued operations for the years ended December 31, 2009, 2008 and 2007.  No losses were included in discontinued operations for the year ended December 31, 2010.

Balance Sheet Summary for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures for which the Company holds an equity investment at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$66,601	$40,103	$603,199	$906,352
Total liabilities (primarily debt)	22,600	115	301,593	529,382

NOTE 6—MORTGAGE SERVICING RIGHTS

During 2009, the Company sold its entire mortgage servicing rights portfolio as part of the sale of the Agency Lending business.  At December 31, 2008 and 2007, the servicing portfolio balance was $6.7 billion and $5.7 billion, respectively.  The following table shows the activity in the Company’s MSR portfolio for the years ended December 31, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2009		2008	2007
Balance-January 1,		$97,973	$95,110	$72,074
Cumulative effect of change in accounting principle		−	−	18,917
MSRs retained on sales of loans		1,615	18,116	15,741
MSRs applied to acquisition pipeline		−	73	463
Fair value changes in valuation inputs or assumptions		13	(12,152)	(6,995)
Fair value changes due to payments		(633)	(3,174)	(5,090)
MSRs sold through sale of business		(98,968)	−	−
Balance-December 31,	$	−	$97,973	$95,110

Contractual servicing fees and ancillary income recognized through discontinued operations was $7.1 million, $19.0 million and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Declines in the fair value of the MSRs of $15.3 million and $12.1 million were also recorded through discontinued operations for the years ended December 31, 2008 and 2007, respectively.  The Company also recorded an additional fair value decline of $0.6 million through discontinued operations in 2009 prior to the sale of the Agency Lending business in May 2009.

At December 31, 2008 and 2007, the fair values of MSRs were estimated to be $98.0 million and $95.1 million, respectively.  The fair value of MSRs is estimated by calculating the present value of estimated future cash flows associated with servicing the loans.  This calculation uses a number of assumptions that are based on the Company’s own assessment of market data.  The significant assumptions used in estimating the fair values at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Weighted-average discount rate	10.93%	11.25%
Weighted-average call protection period	8.7 years	8.3 years
Weighted-average escrow earnings rate	3%	3.8%

Voluntary prepayment risk was reduced by call protection provisions (i.e., lockout, yield maintenance and prepayment penalties) in the underlying loan agreements.  Loan level prepayment curves were created for each loan type to project expected prepayment behavior.  There were no voluntary prepayment rates expected during the lockout period; after the lockout expiration date and if the loan was subject to a prepayment penalty or a yield maintenance provision, a voluntary prepayment rate of 1% to 22.5% was applied depending on the loan rate.  After the expiration of all call protection provisions, a voluntary prepayment rate of 4% to 45% was applied depending on the loan rate.  Default rates were determined based on loan type and loan age.

NOTE 7—ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of George Elkins Mortgage LLC (“GEMB”)

On February 28, 2007, the Company acquired substantially all of the net assets of GEMB, an independent commercial mortgage broker in California.  The purchase price was $10.5 million, substantially all of which was paid in cash at closing.  The tangible and identifiable intangible assets and liabilities of GEMB at the time of the acquisition were nominal and therefore the entire purchase price was assigned to goodwill.  In December 2008, the Company sold GEMB to certain GEMB employees for nominal consideration.  GEMB’s loan production significantly decreased during 2007, which resulted in the goodwill associated with GEMB being fully impaired in September 2007.

Goodwill

Goodwill represents the excess purchase price over the market value of the net assets acquired in a business combination.  The following table shows the activity in goodwill for years ended December 31, 2009, 2008 and 2007, by reportable business unit.  At December 31, 2010 and 2009, the Company had no goodwill.

(in thousands)	Tax Credit Equity		Agency Lending		Merchant Banking		Total
January 1, 2007		$71,104		$25,539		$5,785		$102,428
Acquisitions		−		−		10,512		10,512
Impairment		−		−		(16,297)		(16,297)
Other (1)		(1,119)		−		−		(1,119)
December 31, 2007		69,985		25,539		−		95,524
Impairment		−		(25,539)		−		(25,539)
December 31, 2008		69,985		−		−		69,985
Sale of business		(69,985)		−		−		(69,985)
December 31, 2009	$	−	$	−	$	−	$	−

(1)	Income tax benefit realized from the amortization of goodwill for tax reporting purposes.

The Company tests goodwill for impairment annually on December 31 or more frequently if circumstances change such that it would be more likely than not that the fair value of a reporting unit has fallen below its carrying value.  As a result of significant decreases in business, the Company determined that all of its Merchant Banking goodwill was impaired in 2007 and that all of its Agency Lending goodwill was impaired in 2008.  The goodwill associated with the Tax Credit Equity reportable segment was a component of the net assets sold related to the TCE business.

Other Intangible Assets

The Company had total other intangible assets, net of $11.3 million and $15.7 million at December 31, 2008 and 2007, respectively, of which $10.7 million in each period were indefinite-lived intangible assets associated with the licenses the Agency Lending business had with Freddie Mac and Fannie Mae.  These license agreements were sold as part of the Agency Lending business sale.  The remaining intangibles were either written-off or subject to business unit sales in 2009.  At December 31, 2010 and 2009, the Company had no reported intangible assets.

NOTE 8—OTHER ASSETS

The following table summarizes other assets at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Other assets:
Accrued interest receivable	$10,793	$13,019	$16,502	$24,133
Property and equipment, net	1,453	16,204	19,148	24,851
Federal and state tax receivables	5,539	14,945	15,133	13,149
Debt issue costs, net	10,349	12,932	15,568	15,250
Real estate owned	13,231	12,998	14,281	3,474
Other assets	4,662	9,936	19,868	39,141
Total other assets	$46,027	$80,034	$100,500	$119,998

Property and equipment are recorded at cost, net of accumulated depreciation and amortization, which was $3.8 million, $4.1 million, $8.0 million and $6.5 million at December 31, 2010, 2009, 2008 and 2007, respectively.  Total depreciation expense recorded through continuing operations totaled $0.7 million, $4.1 million, $1.4 million, and $1.3 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.  Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which generally range from five to 15 years, depending on the asset or the lease term for leasehold improvements.

In 2010, the Company sold a renewable energy project with a carrying amount of $13.8 million at December 31, 2009 and reported through “Property and equipment, net,” in the above table.  See Note 19, “Discontinued Operations,” for more information.

Real estate owned represents foreclosed property or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on their debt owed to the Company.  At December 31, 2010, the Company had two parcels of undeveloped land that had a carrying value of $5.3 million and a market rate multifamily housing property with a carrying value of $7.9 million.

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at December 31, 2010, 2009, 2008 and 2007.

	Fair Value
	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
(in thousands)	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

Interest rate swaps	$6,812	$19,561	$6,154	$17,530	$7,168	$33,514	$2,557	$24,785
Interest rate lock commitments	−	−	−	−	3,125	586	8,849	37
Forward loan sales commitments	−	−	−	−	674	3,444	17	9,525
Share price guarantee	−	−	−	−	−	−	−	3,722
Put options	−	96	−	60	−	4,952	−	4,945
Total return swaps	−	42	137	−	343	−	−	320
Embedded derivatives:
Gain share arrangements	−	454	−	456	−	584	−	1,875
Option to extend debt maturity	−	−	−	403	−	−	−	−
Total derivative financial instruments	$6,812	$20,153	$6,291	$18,449	$11,310	$43,080	$11,423	$45,209

The following table summarizes the derivative notional amounts at December 31, 2010, 2009, 2008 and 2007.

	Notional
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Interest rate swaps	$303,735	$341,856	$458,945	$915,485
Interest rate lock commitments	−	−	217,172	328,678
Forward loan sales commitments	−	−	158,187	292,164
Share price guarantee	−	−	−	7,679
Put options	15,970	7,970	14,574	14,574
Total return swaps	8,004	8,058	37,319	37,855
Embedded derivatives:
Option to extend debt maturity	−	11,250	−	−

The following tables summarize derivative activity for the years ended December 31, 2010, 2009, 2008 and 2007.  The Company did not record any realized/unrealized gains (losses) through discontinued operations for the year ended December 31, 2010.

	Realized/Unrealized Gains (Losses) Reported Through Continuing Operations For the years ended December 31,
(in thousands)	2010	2009	2008	2007

Interest rate swaps (1)	$(7,814)	$1,902	$(31,862)	$(20,728)
Interest rate lock commitments	−	−	(208)	250
Put options	(36)	1	(8)	2,869
Bond purchase agreements	−	−	−	(1,433)
Total return swaps (1)	(479)	99	2,220	950
Embedded derivatives:
Gain share arrangements	2	128	1,250	1,369
Option to extend debt maturity	403	109	−	−
Total	$(7,924)	$2,239	$(28,608)	$(16,723)

(1)
The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net gains (losses) on derivatives.”  Net cash paid was $6.7 million, $8.5 million and $5.9 million for years ended December 31, 2010, 2009 and 2008, respectively.  Net cash received was $2.1 million for the year ended December 31, 2007.

	Realized/Unrealized Gains (Losses) Reported Through Discontinued Operations For the years ended December 31,
(in thousands)	2009	2008	2007

Interest rate lock commitments	$(7,041)	$(4,783)	$15,629
Forward loan sales commitments	6,688	7,269	(18,703)
Share price guarantee	−	(733)	(8,033)
Total	$(353)	$1,753	$(11,107)

Interest Rate Swaps

Interest rate swaps are executed to reduce the interest rate risk associated with the variable rate interest on the debt owed to senior interests in securitization trusts.  Under the interest rate swap contracts, the Company typically receives a variable rate and pays a fixed rate.  The rate that the Company receives from the counterparty will generally offset the rate that the Company pays on its debt instruments.  Therefore, interest rate swaps effectively convert variable rate debt to fixed rate debt.  The Company’s interest rate swaps are generally indexed on a variable rate based on the weekly Securities Industry and Financial Markets Association Municipal Swap Index (an index of weekly tax-exempt variable rates (“SIFMA”)) or the London Interbank Offer Rate (“LIBOR”), and the fixed rate is based on SIFMA or LIBOR for the specific term of the swap.

All of the Company’s interest rate swap agreements are entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements.  At December 31, 2010, the Company had interest rate swap contracts with the Counterparty totaling $303.7 million (notional) with a net fair value obligation of $12.7 million.  The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done.  Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps.  On December 8, 2010, the Company entered into an amended and restated forbearance agreement with the Counterparty that, among other things, extends the forbearance date to the earlier of June 30, 2012 or when TEB is in compliance with its leverage and liquidation incurrence ratios.

Interest Rate Lock Commitments

When the Company originates construction loans, it generally enters into interest rate lock commitments (“IRLCs”) related to permanent loans upon completion of construction.  IRLCs are legally binding commitments whereby the Company, as the lender, agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding.  Some of the IRLCs contain interest rate collars whereby the interest rate on the loan is subject to a cap and floor prior to the actual rate lock date.  IRLCs that relate to loans to be originated that will be classified as held for sale are considered derivative instruments.

Forward Loan Sales Commitments

IRLCs for loans expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding and sale of the loans due to changes in interest rates.  To protect against this risk, the Company uses forward loan sales commitments to economically hedge the risk of potential changes in the value of the loans.  These forward loan sales commitments fix the forward sales price that will be realized upon sale thereby reducing the interest rate risk and price risk to the Company.  The majority of the Company’s forward loan sales commitments are with the Agencies.  The changes in the fair value of these forward loan sales commitments are expected to offset changes in the fair value of the IRLCs on loans.

Share Price Guarantee under a Separation Agreement

On January 31, 2007, the Company entered into a Separation Agreement with two employees who were the selling shareholders of Glaser Financial Group, a company MuniMae acquired in 2005.  The Separation Agreement provided for the settlement of the remaining two installments of the deferred purchase price and the acceleration of an earn-out payment, both of which were paid in MuniMae common stock.

As part of the Separation Agreement, the Company guaranteed a share price of $28.50 for the shares issued with respect to the deferred purchase price (472,068 shares) as well as those shares issued with respect to the earn-out (157,356 shares).  The Company guaranteed the share price for 120 days following the date on which the selling shareholders could first sell the shares (determined to be November 7, 2007).  The share price guarantee is accounted for as a derivative.  On November 7, 2007, the selling shareholders began selling the shares in permitted installments.  The Company recorded derivative losses related to the share price guarantee of $0.7 million and $8.0 million for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had no further obligation under this guarantee.

Put Options

The Company has occasionally entered into written put option agreements with counterparties whereby the counterparty has the right to sell an underlying investment at a specified price, which the Company is obligated to purchase.  In general, the Company may either net settle the put or take possession of the assets underlying the agreement.

On October 29, 2010, the Company entered into a put option that provides the Counterparty the ability to require the Company, on various exercise dates between February 10, 2011 and August 10, 2011, to pay cash to the Counterparty for the difference between 86.5% and the fair value of the Series B-1 mandatory redeemable preferred stock issued by TEB (original par of $8.0 million) on the exercise dates.  At December 31, 2010 the fair value of this put option was immaterial.

On January 24, 2011, the Company purchased $4.0 million of the original par amount of the Series B-1 mandatory redeemable preferred stock at 86.5%.

Total Return Swaps

Total return swaps are agreements in which one party makes payments based on a set rate (fixed or variable), while the other party makes payments based on the return of an underlying asset, which includes both the income it generates and any capital gains.  Total return swaps allow the party receiving the total return to benefit from a reference asset without actually having legal ownership.

Embedded Derivatives

Gain Share Arrangements

The Company issues debt through senior interests in securitization trusts which have features that entitle the debt holders to a portion of any increase in the value of the bonds held by that trust upon the sale of the bonds or termination of the trust.  The Company also issues mandatorily redeemable preferred shares containing similar features that entitle holders to the distribution of a portion of the Company’s net capital gains.  These gain share features are embedded derivative instruments that are required to be bifurcated and accounted for separately as derivatives.

Option to Extend Debt Maturity

During November 2009, as part of an overall debt restructuring, the Company entered an agreement with a lender that provided the Company with an option to extend its current financing.  The Company concluded that this particular option met the definition of an embedded derivative because it provided the Company a unilateral ability to significantly extend the remaining term to maturity, relative to the original term of the loan, at a below market interest rate.  Therefore, this embedded derivative instrument was bifurcated and accounted for separately as a derivative.  In February 2010, this debt was fully repaid and the derivative liability was extinguished.

NOTE 10—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at December 31, 2010, 2009, 2008 and 2007.

(in thousands)	December 31, 2010		Weighted-Average Interest Rate at Period-End	December 31, 2009	Weighted-Average Interest Rate at Period-End	December 31, 2008	Weighted- Average Interest Rate at Period-End (1)	December 31, 2007	Weighted- Average Interest Rate at Period-End (1)
Debt related to bond investing activities (2):
Senior interests and debt owed to securitization trusts:
Due within one year (3)	$15,985	(4)	0.4%	$10,940	2.4%	$68,896	4.1%	$12,955	3.9%
Due after one year (3)	732,115		0.7	798,895	0.8	858,956	1.9	1,516,859	4.2
Mandatorily redeemable preferred shares (5):
Due within one year	5,558		7.5	6,839	7.1	1,635	6.7	−	−
Due after one year	127,971		8.6	154,027	7.5	160,615	7.1	162,230	7.1
Notes payable and other debt (6):
Due within one year	5,654		6.0	57,256	13.4	−	−	−	−
Due after one year	68,444		6.7	68,128	6.7	32,192	7.5	−	−
Line of credit facilities:
Due after one year	−		−	−	−	20,835	5.4	21,440	6.6
Total bond related debt	955,727			1,096,085		1,143,129		1,713,484

Non-bond related debt:
Notes payable and other debt:
Due within one year	106,520		7.4	156,774	5.7	173,243	6.3	198,999	6.6
Due after one year	27,267		12.1	19,930	7.5	164,418	5.7	124,285	6.6
Subordinated debentures (7)
Due after one year	183,711		8.8	175,127	8.8	175,500	8.6	175,500	8.6
Line of credit facilities:
Due within one year	4,190		6.0	−	−	102,241	6.3	244,603	6.0
Due after one year	−		−	−	−	−	−	34,000	7.7
Total non-bond related debt	321,688			351,831		615,402		777,387

Total debt	$1,277,415			$1,447,916		$1,758,531		$2,490,871

(1)
Certain institutions provide the Company with interest credits based on balances held in escrow related to the Company’s loan servicing portfolio for 2007, 2008 and up through the sale of the Agency Lending business in 2009.  These credits are used to offset amounts charged for interest expense on outstanding line of credit balances.  The weighted-average interest rates exclude the effects of any such interest credits.

(2)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations of TEB and TEI.

(3)
The Company also incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 1.9%, 3.2%, 4.7% and 4.6% at December 31, 2010, 2009, 2008 and 2007, respectively.  These additional fees bring the weighted average interest rate (due after one year) to 2.0%, 2.0%, 3.1% and 4.7% at December 31, 2010, 2009, 2008 and 2007, respectively.

(4)	This amount relates to one trust with a maturity date of May 1, 2011 at December 31, 2010. As of February 10, 2011, the trust was amended and the maturity date was extended to 2033.

(5)
Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $4.4 million, $5.5 million, $5.7 million and $5.8 million at December 31, 2010, 2009, 2008 and 2007, respectively.

(6)	Included in the notes payable and other debt are unamortized discounts of $1.8 million at December 31, 2010 and 2009 and unamortized discounts of $1.9 million at December 31, 2008.

(7)
Included in the subordinated debentures is an unamortized discount of $13.0 million and $24.4 million at December 31, 2010 and 2009, respectively.  (See table below which shows that the total principal due will ultimately be $196.7 million.)  There was no discount related to this debt prior to its restructuring in 2009.

Senior Interests and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the subordinated interests.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  Substantially all of the senior interests are variable rate debt.  The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing or in the event of other mandatory tender events.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the U.S. Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.  In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any realized net capital gains during the immediately preceding taxable year, if any.  There were no capital gains distributions for the years ended December 31, 2010, 2009, 2008 and 2007.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at December 31, 2010:

	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Annual Aggregate Distribution and Redemption Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A Mandatorily Redeemable Preferred Shares	May 27, 1999	37.5	$2,000,000	7.50%	12.68%	June 30, 2011	June 30, 2049

Series B Mandatorily Redeemable Preferred Shares	June 2, 2000	30	2,000,000	9.56	N/A	November 1, 2011	June 30, 2050

Series B-1 Mandatorily Redeemable Preferred Shares	October 9, 2001	4	2,000,000	9.56	N/A	November 1, 2011	June 30, 2050

The credit ratings of TEB and each series of preferred shares are currently non-investment grade due to credit weaknesses in the multifamily housing sector, required amortization of certain preferred shares, as well as the rollover risk of the Freddie Mac credit facility on bonds that provide revenues to TEB which expires in 2013.  These credit ratings are not required under TEB’s Operating Agreement and therefore do not change any terms or rights of the preferred shares.

In December 2010, the Company repurchased 4.5 shares and all of the outstanding shares of the Series A and Series A-1 mandatorily redeemable preferred shares, respectively.  At the date of repurchase, the carrying value of the Series A and Series A-1 shares, including deferred costs, was $8.1 million and $12.7 million, respectively.  The Company repurchased these shares at a discount from the carrying value and realized a gain on debt extinguishment of $0.5 million.  The Company subsequently retired these shares.

On January 24, 2011, the Company repurchased $4.0 million of the original par amount of the 6.80% Series B-1 Subordinate Cumulative Mandatorily Preferred Shares at 86.5%.  On January 26, 2011, the Company retired the shares and recognized a gain on debt extinguishment of $0.4 million.

The Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3 and A-4 cumulative perpetual preferred shares are all of equal priority.  See Note 15, “Equity,” for the terms related to the perpetual preferred shares.  Series B and B-1 cumulative mandatorily redeemable preferred shares and the Series B-2 and B-3 cumulative perpetually preferred shares are all of equal priority and are junior to Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3, and A-4 cumulative perpetual preferred shares.  Unlike the cumulative mandatorily redeemable preferred shares, the cumulative perpetual preferred shares are included in equity.  See Note 15, “Equity.”

The cumulative mandatorily redeemable preferred shares are subject to remarketing on the dates specified in the table above.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap.  If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could adversely impact the Company’s financial condition and results of operations.  Except as described below, the cumulative mandatorily redeemable preferred shares are not redeemable prior to the remarketing dates.

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a remarketing of the shares did not occur and the following events occurred on or prior to the remarketing date.

•
The Series B and B-1 shares were subject to remarketing on November 1, 2010.  The holders of a majority of the outstanding Series B and B-1 shares, voting separately, elected to waive the November 1, 2010 remarketing requirement, effective November 1, 2010, and to increase the distribution rate on the Series B and B-1 from 7.75% and 6.8%, respectively, to 9.56% for one year.  As a result, the next mandatory remarketing date for the Series B and B-1 Preferred Shares will occur on November 1, 2011.

•
Effective June 30, 2009, the Series Exhibit for Series A was amended and restated.  The amendment increased the distribution rate from 6.88% to 7.50% effective July 1, 2009 on the outstanding mandatorily redeemable preferred shares and provided for redemptions of shares beginning in October 31, 2009 and continuing through October 31, 2021, for an annual aggregate distribution and redemption rate of 12.68%.  The holders of a majority of the outstanding Series A shares, voting separately, elected to waive the June 30, 2010 remarketing requirement.  As a result, the next mandatory remarketing date for the Series A Preferred Shares will occur on June 30, 2011.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized by various assets, primarily real estate notes held by the Company and secured by commercial real estate projects.  In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinated Debentures

One of the Company’s consolidated wholly owned subsidiaries, MMA Financial Holdings, Inc. (“MFH”), formed special purpose financing entities (“Trusts”) that issued preferred securities to qualified institutional investors.  Upon formation, the Trusts issued $172.7 million of preferred securities to investors and $2.8 million of common stock to the Company.  The Company’s investment in the common stock was recorded as “Investments in unconsolidated ventures” as the Company does not consolidate the Trusts.  In return for the proceeds from the Trusts’ preferred stock offering and for the Company’s common stock interest in the Trust, the Company issued subordinated debentures (“Debentures”) to the Trusts totaling $175.5 million with substantially the same economic terms as the preferred securities.  The Debentures are unsecured obligations of MFH and are subordinated to all of MFH’s existing and future senior debt.  MuniMae, as the ultimate parent of MFH, has guaranteed all of MFH’s obligations on the Debentures, subject to the holders’ prior exhaustion of remedies against MFH and the Trusts.  In addition, the preferred securities issued by the Trusts are guaranteed by MFH and MuniMae, subject to the same exhaustion requirements.

The Trusts were collapsed in 2009 and substantially all of the preferred securities of the Trusts were subject to a troubled debt restructuring which resulted in certain preferred securities being exchanged for debt issued by MFH and MMIC, certain reductions in interest rates, and an increase in the principal due, among other modifications.  Outlined below is a summary of the restructuring and other transactions surrounding the $172.7 million of preferred securities originally issued by the Trusts.

•
During 2009, $136.7 million of the Trusts preferred securities were exchanged for $169.2 million of new subordinated debentures.  The terms of the debt were modified to provide for reduced interest payments for the first 3 years in exchange for higher principal payout at maturity (as well as interim redemptions).  MFH now has debt obligations directly to the investors as opposed to the Trusts.  The carrying amount of MFH’s debt continues to be $136.7 million at the time of the modification; however, the $32.5 million of additional principal due at maturity will be amortized into interest expense using the effective interest method with a corresponding increase in the debt balance.

•	During 2009, $30.0 million of Trust preferred securities were exchanged for $30.0 million of subordinated debentures issued directly by MMIC. All other terms remained substantially the same.

•	During 2009, $5.7 million of Trust preferred securities were bought back at 12% of the original principal amount, respectively, resulting in a $4.8 million gain on debt extinguishment.

•	During 2010, the remaining $0.3 million of Trust preferred securities were bought back at 12% of the original principal amount resulting in a $0.2 million gain on debt extinguishment.

During 2010, MFH bought back $2.5 million of the $169.2 million new subordinated debentures discussed above at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment.

As a result of the above transactions, the table below represents a summary of the key terms of the subordinated debentures issued by MMIC and MFH at December 31, 2010:

(dollars in thousands)
Issuer	Debenture Principal	Net Discount (1)		Debenture Carrying Value	Optional Redemption Date	Interim Principal Payments	Debentures Maturity Date	Coupon Interest Rate
MMIC	$30,000	$	−	$30,000	May 5, 2014	−	May 5, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury
MFH	58,420		(4,405)	54,015	May 5, 2014	−	May 5, 2034	0.75% to January 2012, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury
MFH	61,000		(4,625)	56,375	March 30, 2010	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%
MFH	47,275		(3,954)	43,321	July 30, 2010	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%
	$196,695		$(12,984)	$183,711

(1)	The discount represents additional principal owed for which no cash proceeds were received less the amount of cumulative discount that has been amortized through December 31, 2010.

Interest expense on the subordinated debentures totaled $15.2 million, $14.6 million, $15.0 million and $15.1 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

The total unamortized debt issuance cost at December 31, 2010 related to subordinated debentures was $4.7 million.

If the Company is not able to negotiate other arrangements, the Company will not be able to pay the interest on the subordinated debentures when the rate increases, and possibly sooner.  If these subordinated debentures were accelerated the Company would not be able to pay the debt.

Covenant Compliance and Debt Maturities

As a result of the Company restructuring its debt agreements or obtaining forbearance agreements, none of our debt has been accelerated at present.  The Company had debt agreements totaling $61.3 million at December 31, 2010 that had matured, but were subject to forbearance agreements that expire on June 30, 2011.

The following table summarizes the annual principal payment commitments at December 31, 2010:

(in thousands)
2011 (1)	$137,907
2012	67,524
2013	47,961
2014	32,898
2015	39,821
Thereafter	951,304
Total	$1,277,415

(1)
Of this amount, $93.1 million represents proceeds from the legal transfer of assets that failed to receive sale accounting and are therefore accounted for as a secured borrowing, $61.3 million of which is subject to the above mentioned forbearance agreements.

Letters of Credit

The Company has letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support Company obligations.  At December 31, 2010, the Company had $55.8 million in outstanding letters of credit posted as collateral, of which $10.0 million will mature in the second quarter of 2011; $25.1 million will mature in the third quarter of 2011; $14.2 million will mature in 2012 and the remaining $6.5 million will mature in 2017.  For those letters of credit that expire in 2011, while there can be no assurances, the Company expects to successfully extend their maturity dates and, in some cases, at reduced amounts.

NOTE 11—FINANCIAL INSTRUMENTS

The following table provides information about financial assets and liabilities not carried at fair value in the consolidated balance sheets.  This table excludes non-financial assets and liabilities.

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments.  A description of how the Company estimates fair values is provided below.  These estimates are subjective in nature, involve uncertainties and significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Loans held for investment	$53,933	$52,045	$65,958	$65,658	$115,036	$112,508	$163,149	$162,657
Loans held for sale	18,989	20,156	64,020	64,020	242,306	242,643	513,991	517,549
Investment in preferred stock	36,371	37,487	36,857	37,205	−	−	−	−
Assets of consolidated funds and ventures:
Loans held for sale	−	−	4,375	4,375	6,182	6,182	6,663	6,663

Liabilities:
Line of credit facilities	4,190	4,190	−	−	123,076	123,076	300,043	300,043
Senior interests and debt owed to securitization trusts	748,100	748,665	809,835	810,957	927,852	928,499	1,529,814	1,531,517
Notes payable and other debt	207,885	162,024	302,088	259,231	369,853	318,502	323,284	283,376
Subordinated debentures	183,711	27,537	175,127	30,993	175,500	29,150	175,500	90,105
Mandatorily redeemable preferred shares	133,529	123,444	160,866	146,978	162,250	132,992	162,230	176,292
Liabilities of consolidated funds and ventures:
Bridge financing	−	−	−	−	233,042	233,042	498,587	498,587
Mortgage debt	−	−	−	−	104,946	86,568	147,717	135,979
Mortgage debt included in Liabilities related to assets held for sale	−	−	−	−	56,656	49,999	40,108	31,948
Notes payable	3,709	3,709	3,892	3,892	96,858	99,379	132,817	134,833

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Lending Commitments	$315	$315	$1,094	$1,074	$12,231	$11,564	$117,413	$116,813

Loans held for investment and loans held for sale – For non-performing loans, given that the Company has the right to foreclose on the underlying real estate which is collateral for the loan, the Company estimates the fair value by using an estimate of sales price, if available, less estimated selling costs.  Estimates of sales prices are derived from a number of sources including current bids, appraisals and/or broker opinions of value.  If the sales price is not readily estimable from such sources, as well as for all performing loans, the Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.

Investment in preferred stock –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, similar instruments in the market, as well as determining the fair value of the embedded loss sharing feature that is contained in the Series B and C preferred stock agreements.

Line of credit – The carrying value approximates fair value as these are collateralized variable interest rate loans with indexes and spreads that approximate market.

Senior interests and debt owed to securitization trusts – The carrying value approximates fair value for weekly reset variable rate senior certificates as these are variable interest rate securities with indexes and spreads that approximate market.  The fair value of senior interests in securitization trusts for fixed rate senior securities was estimated by discounting contractual cash flows using current market rates for comparable debt.

Notes payable and other debt – The fair value was estimated based on discounting contractual cash flows using a market rate of interest, taking into account credit risk and collateral values.

Subordinated debentures and mandatorily redeemable preferred shares – The fair value of the subordinated debentures and mandatorily redeemable preferred shares was estimated using current market prices for comparable instruments, taking into account credit risk.

Assets and liabilities of consolidated funds and ventures:

Loans held for sale – The carrying value approximates fair value due to their short-term nature with variable rates and frequent resets.

Bridge financing – The carrying value approximates fair value due to their short-term nature with frequent interest rate resets.

Mortgage debt – The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt, taking into account credit risk.

Mortgage debt included in Liabilities related to assets held for sale – The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt, taking into account credit risk and collateral values.

Notes Payable – The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt, taking into account credit risk and collateral values.

Off-Balance Sheet Financial Instruments:

Lending commitments – The fair value of lending commitments was estimated based on the fair value of the corresponding funded loans, taking into consideration the remaining commitment amount.

NOTE 12—FAIR VALUE MEASUREMENTS

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement.  The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•
Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010, 2009 and 2008.

		Fair Value Measurement Levels at December 31, 2010
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,231,036	$	−	$	−	$1,231,036
Derivative assets	6,812		−		6,812	−

Liabilities:
Derivative liabilities	$20,153	$	−		$19,603	$550

		Fair Value Measurement Levels at December 31, 2009
(in thousands)	December 31, 2009	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,348,133	$	−	$	−	$1,348,133
Derivative assets	6,291		−		6,291	−

Liabilities:
Derivative liabilities	$18,449	$	−		$17,530	$919

		Fair Value Measurement Levels at December 31, 2008
(in thousands)	December 31, 2008	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,426,439	$	−	$	−	$1,426,439
Mortgage servicing rights	97,973		−		−	97,973
Derivative assets	11,310		−		7,511	3,799
Interest only strip	9,544		−		−	9,544

Liabilities:
Derivative liabilities	$43,080	$	−		$33,514	$9,566

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2010:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2010	$1,348,133	$(919)
Total (losses) gains included in discontinued operations	−	−
Total (losses) gains included in earnings	(20,561)	369
Total gains included in other comprehensive income	31,784	−
Impact from purchases, sales, issuances, and settlements	(128,320)	−
Balance, December 31, 2010	$1,231,036	$(550)

The following table provides the amount included in earnings from discontinued operations and from continuing operations related to the activity presented in the table above as well as additional realized gains (losses) recognized at settlement.

(in thousands)	Net losses on bonds (1)	Net (losses) gains on derivatives

Change in realized (losses) gains related to assets and liabilities held at January 1, 2010, but settled during 2010	$(617)	$405
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2010	(19,944)	(36)
Additional realized gains recognized at settlement	3,212	−
Total losses reported in earnings	$(17,349)	$369

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2009:

(in thousands)	Bonds Available- for-Sale	Mortgage Servicing Rights		Derivative Assets		Interest Only Strips		Derivative Liabilities
Balance, January 1, 2009	$1,426,439		$97,973		$3,799		$9,544	$(9,566)
Total (losses) gains included in discontinued operations	−		(620)		2,108		383	(2,461)
Total (losses) gains included in earnings	(41,474)		−		−		−	238
Total gains included in other comprehensive income	14,876		−		−		−	−
Impact from purchases, sales, issuances, and settlements	(51,708)		(97,353)		(5,907)		(9,927)	10,870
Balance, December 31, 2009	$1,348,133	$	−	$	−	$	−	$(919)

The following table provides the amount included in earnings from discontinued operations and from continuing operations related to the activity presented in the table above as well as additional realized gains (losses) recognized at settlement.

(in thousands)	Net losses on bonds (1)	Net (losses) gains on derivatives	Discontinued Operations

Change in realized (losses) gains related to assets and liabilities held at January 1, 2009, but settled during 2009	$(2,018)	$80	$(590)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2009	(39,456)	158	−
Additional realized losses recognized at settlement	(3,249)	−	−
Total losses reported in earnings	$(44,723)	$238	$(590)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2008:

(in thousands)	Bonds Available- for-Sale	Mortgage Servicing Rights	Derivative Assets	Interest Only Strips	Derivative Liabilities
Balance, January 1, 2008	$2,113,411	$95,110	$8,866	$10,479	$(20,104)
Total (losses) gains included in discontinued operations	−	(15,327)	5,663	247	(3,910)
Total (losses) gains included in earnings	(126,936)	−	(208)	−	1,284
Total losses included in other comprehensive income	(44,356)	−	−	−	−
Impact from purchases, sales, issuances, and settlements	(515,680)	18,190	(10,522)	(1,182)	13,164
Balance, December 31, 2008	$1,426,439	$97,973	$3,799	$9,544	$(9,566)

The following table provides the amounts included in earnings from discontinued operations and from continuing operations related to the activity presented in the table above as well as additional realized gains (losses) recognized at settlement.

(in thousands)	Net losses on bonds (1)	Net (losses) gains on derivatives	Discontinued Operations

Change in realized (losses) gains related to assets and liabilities held at January 1, 2008, but settled during 2008	$(20,938)	$998	$(397)
Change in unrealized (losses) gains related to assets and liabilities still held at December 31, 2008	(105,998)	78	(12,930)
Additional realized losses recognized at settlement	(14,509)	(42)	−
Total (losses) gains reported on the income statement	$(141,445)	$1,034	$(13,327)

(1)	Amounts are reflected through “Impairment on bonds” and “Net gains (losses) on sale of bond” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial and non-financial instruments:

Bonds Available-for-Sale – The fair value is based on quoted prices, where available.  Otherwise, the fair value of performing bonds is based on discounted cash flows based on the expected bond payments, including certain prepayment assumptions that take into consideration lock-out and other prepayment penalties.  The discount rate takes into consideration current market yields for similar instruments, specific bond credit characteristics and other bond attributes, like the location of the property securing the bond and the bond size.  The weighted average discount rate for the performing bond portfolio was 6.6%, 6.9%, 6.7% and 5.9% at December 31, 2010, 2009, 2008 and 2007, respectively.  The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value, which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value.  If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 9.9%, 10.4%, 10.1% and 9.5% at December 31, 2010, 2009, 2008 and 2007, respectively.  The capitalization rate averaged 8.6%, 9.3%, 8.8% and 7.9% at December 31, 2010, 2009, 2008 and 2007, respectively.

Derivative Financial Instruments – The fair value of derivatives was based on dealer quotes, where available, or estimated using valuation models incorporating current market assumptions. The Company’s interest rate swap agreements have collateral posting requirements that are considered in determining the fair value of these instruments.

Mortgage Servicing Rights – The Company estimates the fair value of its MSRs by calculating the present value of future cash flows associated with servicing the loans.  The measurement uses a number of assumptions (e.g., discount rate and prepayment speeds) that are based on the Company’s own assessment of market participant data.

Interest Only Strips – The fair value was estimated by discounting contractual cash flows adjusted for current prepayment estimates using a market discount rate.  Interest-only securities are reported as “Other assets” in the consolidated balance sheets.

The following tables present assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2010, 2009 and 2008.

		Fair Value Measurement Levels at December 31, 2010					Total Losses Reported Through:
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3	Continuing Operations	Discontinued Operations
Assets:
Loans held for sale	$7,352	$	−	$	−	$7,352	$19	$	−
Investments in unconsolidated ventures	6,779		−		−	6,779	(2,652)		−

		Fair Value Measurement Levels at December 31, 2009					Total Losses Reported Through:
(in thousands)	December 31, 2009	Level 1		Level 2		Level 3	Continuing Operations	Discontinued Operations
Assets:
Loans held for sale	$43,286	$	−	$	−	$43,286	$(17,883)	$	−
Real estate owned	5,295		−		−	5,295	(3,355)		−

		Fair Value Measurement Levels at December 31, 2008					Total Losses Reported Through:
(in thousands)	December 31, 2008	Level 1		Level 2		Level 3	Continuing Operations	Discontinued Operations
Assets:
Loans held for sale	$196,168	$	−	$	−	$196,168	$(12,819)	$	−

The following methods or assumptions were used to estimate the fair value of these nonrecurring financial and non-financial instruments:

Loans Held for Sale – The fair value of loans held for sale was estimated by discounting the expected cash flows using current market yields for similar loans.

Real Estate Owned – Real estate owned is valued based upon a discounted cash flow analysis based on projected performance of the property, if it is an operating property.  The projections are based on a review of the actual results and future market expectations.  The discount rates are based on investor expectations.  Undeveloped land is valued based on comparable land sales and, if available, broker opinions of value.

NOTE 13—GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees, by type, at December 31, 2010, 2009, 2008 and 2007:

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements	$430	$379	$5,057	$1,052	$928,349	$12,518	$778,893	$10,287
Indemnification contracts	112,404	2,198	112,404	−	146,364	1,016	146,152	1,117
Other financial/payment guarantees	8,284	4,658	48,284	3,038	53,988	4,864	54,481	4,376
Total	$121,118	$7,235	$165,745	$4,090	$1,128,701	$18,398	$979,526	$15,780

Mortgage Banking Loss-Sharing Agreements

The Company has exposure to losses and/or servicing advances relating to defaulted real estate mortgage loans sold under the Fannie Mae DUS program.  More specifically, if the borrower fails to make a payment of principal, interest, taxes or insurance premiums on a DUS loan the Company originated and sold to Fannie Mae, the Company may be required to make servicing advances.  Also, as a requirement of the DUS program, the Company has agreed to share in the loss of principal after foreclosure on Fannie Mae DUS loans.  Prior to the Company’s sale of its Agency Lending business in May 2009, this obligation was to Fannie Mae.  As part of the sale, the Company retained its DUS obligation related to specific loans; however, beginning May 2009, the obligation is to the purchaser of the Agency Lending business.  For the year ended December 31, 2010, the Company recognized a loss of $0.6 million.  For the year ended December 31, 2009, the Company recognized income of $0.1 million from reversing previously recorded loss obligations, and for the years ended December 31, 2008 and 2007, the Company recognized losses of $0.8 million and $5.7 million, respectively, all of which was reported through discontinued operations.  The Company’s actual cash payments under its DUS loss sharing and indemnification agreements were $1.2 million, $0.7 million, $0.1 million and $0.4 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships.  The Company has not made any cash payments related to these indemnification agreements for the years ended December 31, 2010, 2009, 2008 and 2007.

Other Financial/Payment Guarantees

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

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at December 31, 2010, 2009, 2008 and 2007:

		December 31, 2010
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$7,577	$1,107,705	$	−	$	−	$	−	$1,115,282
Notes payable, warehouse lending and lines of credit	B	14,155	55,590		71,120		6,450		2,000	149,315
Other	C	3,211	33,885		−		12,527		−	49,623
Total		$24,943	$1,197,180		$71,120		$18,977		$2,000	$1,314,220

		December 31, 2009
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable		Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$7,126	$1,167,030	$	−	$	−	$	−	$1,174,156
Notes payable, warehouse lending and lines of credit	B	11,418	79,598		125,989		−		5,000	222,005
Other	C	3,218	80,461		−		12,632		−	96,311
Total		$21,762	$1,327,089		$125,989		$12,632		$5,000	$1,492,472

		December 31, 2008
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Total
Bonds held in securitization trusts and for securitization programs	A	$21,812	$1,352,412	$	−	$	−	$1,374,224
Notes payable, warehouse lending and lines of credit	B	−	20,835		345,868		98,889	465,592
Other	C	16,271	31,792		−		14,071	62,134
Total		$38,083	$1,405,039		$345,868		$112,960	$1,901,950

		December 31, 2007
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable		Investments in Unconsolidated Ventures		Total
Bonds held in securitization trusts and for securitization programs	A	$28,783	$1,940,894	$	−	$	−	$1,969,677
Notes payable, warehouse lending and lines of credit	B	−	22,855		580,875		358,744	962,474
Other	C	14,494	13,007		−		−	27,501
Total		$43,277	$1,976,756		$580,875		$358,744	$2,959,652

A.	This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B.
The Company pledges bonds, loans, investments in preferred stock and investments in affordable housing properties as collateral for notes payable, warehouse lending arrangements and line of credit borrowings.

C.
The Company pledges collateral in connection with other liabilities, guarantees, derivative transactions, first loss positions and leases.  The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements.  In addition, cash may be restricted for funding obligations.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases that expire at various dates through 2016.  Certain leases require the Company to pay property taxes, maintenance and other costs.

Rental expense for operating leases was $4.3 million (of which $1.6 million was reported as discontinued operations), $5.6 million (of which $2.1 million was reported as discontinued operations), $6.7 million (of which $3.4 million was reported as discontinued operations), and $5.8 million (of which $3.4 million was reported as discontinued operations) for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.  Rental income received from sublease rentals was $2.6 million (of which $1.5 million was reported as discontinued operations), $1.4 million (of which $0.1 million was reported as discontinued operations), $0.6 million (of which $0.2 million was reported as discontinued operations), and $0.7 million (of which $0.2 million was reported as discontinued operations) for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at December 31, 2010:

(in thousands)
2011	$3,887
2012	3,868
2013	3,774
2014	2,628
2015	1,204
Thereafter	365
Total minimum future rental commitments	$15,726

The Company expects to receive $11.2 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

At December 31, 2010, the Company and certain of its subsidiaries as well as certain former and current officers, directors and employees were named as defendants in various litigation matters arising in the ordinary course of business.  Certain of these proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

The Company establishes reserves for litigation matters when those matters present loss contingencies that both are probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December 31, 2010.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

In the first half of 2008, the Company was named as a defendant in eleven (subsequently reduced to nine) purported class action lawsuits and six (subsequently reduced to two) derivative suits.  In each of these class action lawsuits, the plaintiffs claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  The class action lawsuits have been consolidated into a single legal proceeding pending in the United States District Court for the District of Maryland.  By court order, a single consolidated amended complaint was filed in the class actions on December 5, 2008 and the cases will proceed as one consolidated case.  Similarly, a single consolidated amended complaint was filed in the derivative cases on December 12, 2008 and these cases will likewise proceed as a single case.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  A derivative suit is a lawsuit brought by a shareholder of a corporation, not on the shareholder's own behalf, but on behalf of the corporation and against the parties allegedly causing harm to the corporation.  Any proceeds of a successful derivative action are awarded to the corporation, except to the extent they are used to pay fees to the plaintiffs’ counsel and other costs.  The derivative cases and the class action cases have all been consolidated before the same court.  The Company has filed a motion to dismiss the class action and the motion is before the court for decision.  Due to the inherent uncertainties of litigation, and because these specific actions are still in a preliminary stage, the Company cannot reasonably predict the outcome of these matters at this time.

Navigant Consulting

In October 2008, Navigant Consulting, Inc. (“Navigant”) filed suit against the Company for $7.8 million in consulting fees billed to the Company related to Navigant’s services in connection with the restatement, development of accounting policies and business unit services.  In January 2010, the Company and Navigant agreed to settle the dispute for a mutually agreeable amount that was less than the claim.  The Company included the $7.8 million in “Accounts payables and accrued expenses” at December 31, 2009 and then recorded a gain on extinguishment of liabilities in first quarter 2010 for the difference between the claim and settlement amounts.

SEC Matters

After the Company announced in September 2006 that it would be restating the financial statements for 2005 and prior years, the Philadelphia Regional Office of the SEC informed the Company that it was conducting an informal inquiry and requested the voluntary production of documents and information concerning, among other things, the reasons for the  restatement.  The Company provided the requested documents and information and has cooperated fully with the informal inquiry.

In December 2009, the Company received correspondence from the SEC’s Division of Corporation Finance noting the Company’s status as a non-current filer and advising the Company that the SEC could, in the future, bring an administrative proceeding to revoke the Exchange Act registration of the Company’s common shares and/or order, without further notice, the suspension of trading of the Company’s common shares.

NOTE 15—EQUITY

Loss Per Common Share

The following table provides a summary of net loss to common shareholders as well as information pertaining to weighted average shares used in the per share calculations for the years ended December 31, 2010, 2009, 2008 and 2007.

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007

Net loss from continuing operations	$(24,407)	$(87,292)	$(324,623)	$(126,326)
Net (loss) income from discontinued operations	(4,302)	(56,548)	(49,232)	28,134
Net loss to common shareholder	$(28,709)	$(143,840)	$(373,855)	$(98,192)

Basic weighted-average shares (1)	40,548	40,052	39,553	39,278
Common stock equivalents	−	−	−	−
Diluted weighted-average shares	40,548	40,052	39,553	39,278

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

For the years ended December 31, 2010, 2009, 2008 and 2007, the Company had a net loss and thus, any incremental shares would be anti-dilutive.  The average number of anti-dilutive options that were excluded from common stock equivalents for the years ended December 31, 2010, 2009, 2008 and 2007 were 793,431; 446,143; 668,462 and 584,479, respectively.

The Company declared distributions of $0.33 and $2.08 per share for the years ended December 31, 2008 and 2007, respectively.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the U.S. Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.  In addition to quarterly distributions, the holders of both the cumulative perpetual preferred shares and the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any net capital gains the Company recognized during the immediately preceding taxable year, if any.  There were no capital gains distributions made or accumulated for the years ended December 31, 2010, 2009, 2008 and 2007.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at December 31, 2010.

	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	10	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series A-3	November 4, 2005	9	2,000,000	4.95	September 30, 2012	September 30, 2012
Series A-4	November 4, 2005	8	2,000,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000,000	9.75	September 30, 2012	September 30, 2012
Series C-1	October 19, 2004	13	1,000,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	17	2,000,000	5.90	September 30, 2015	September 30, 2020

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series mandatorily redeemable preferred shares.  Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.  If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could be significant and adversely impact the Company’s financial condition and results of operations.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

Effective September 30, 2009, the Series Exhibits for Series C Preferred Shares were amended and restated through a remarketing to provide for distributions at a rate of 9.75% (formerly at 4.70%).

On February 16, 2011, the Company repurchased $4.0 million of the original par amount of the 4.90% Series A-2 Subordinate Cumulative Perpetual Preferred Shares at 79.5%.  On February 17, 2011, the Company retired the shares and recognized a gain on debt extinguishment of $0.7 million.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates.  In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company does not wholly own at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Noncontrolling interests in:
Consolidated LIHTC Funds	$479,174	$544,321	$3,946,934	$3,478,689
Consolidated Lower Tier Property Partnership	3,915	9,941	27,112	29,931
Other consolidated entities	86,467	13,121	16,315	15,581
Total	$569,556	$567,383	$3,990,361	$3,524,201

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies.  In allocating income between the Company and the noncontrolling interest holders of the Company, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities.  See Note 20, “Consolidated Funds and Ventures,” for further information.

NOTE 16—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the years ended December 31, 2010, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Employees’ Stock-based Compensation plan (1)	$95	$93	$234	$2,045
Non-employee Directors’ Stock-based Compensation plan	200	381	999	888
Total	$295	$474	$1,233	$2,933

(1)
There was no stock-based compensation expense included in discontinued operations in 2010.  Discontinued operations included $0.1 million, $0.2 million and $1.9 million stock-based compensation for the years ended December 31, 2009, 2008 and 2007, respectively.

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 1,237,993 shares were still available to be issued at December 31, 2010.  The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company has outstanding only two types of awards, non-qualified common stock options and deferred share awards.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.  For options granted during 2007, the lattice model generated a fair value of $2.40 per option.  At year end December 31, 2010, 2009, 2008 and 2007, the per share weighted average fair value for the Company’s outstanding options and the corresponding liability was inconsequential.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value		Year End Liability
Outstanding at January 1, 2007	626.1	$25.34	8.2		$4,293	$2,568
Granted.	125.0	23.94
Exercised (1)	(62.3)	16.88
Outstanding at December 31, 2007	688.8	25.85	8.4		−	111
Forfeited/Expired	(136.9)	24.71
Outstanding at December 31, 2008	551.9	26.14	7.3		−	24
Forfeited/Expired	(194.8)	25.48
Outstanding at December 31, 2009	357.1	26.50	6.3		−	24
Granted	850.0	0.25
Forfeited/Expired	(62.1)	26.50
Outstanding at December 31, 2010	1,145.0	7.01	8.2		−	116

Options Exercisable at:
December 31, 2007	292.1	$26.07	7.9	$	−
December 31, 2008	462.7	26.07	7.3		−
December 31, 2009	357.1	26.50	6.3		−
December 31, 2010	578.4	13.64	7.2		−

(1)	Options settled in cash.

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, upon death or disability.  The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests.  Once the deferred shares vest, the Company typically issues common shares to the employee; however, some employees elected to have the Company delay the issuance of the shares until the Company becomes a current SEC filer.  In addition, due to the Company’s decline in stock value and the resultant adverse tax consequences to employees, the Company allowed employees to elect to rescind their vested awards in 2008 and 2009.

For the years ended December 31, 2008 and 2007 the outstanding liability for deferred share awards was $0.1 million and $3.3 million respectively.  There was no outstanding liability for deferred share awards at year end December 31, 2010 and 2009.

The following table summarizes deferred share activity under the Employees’ Stock-Based Compensation Plan:

(in thousands)	Number of Shares
Unvested shares at January 1, 2007	233.3
Granted	187.1
Forfeited	(15.9)
Vested	(185.3)
Unvested shares at December 31, 2007	219.2
Forfeited	(28.9)
Rescinded	(66.0)
Vested	(25.5)
Unvested shares at December 31, 2008	98.8
Forfeited	(3.8)
Rescinded	(28.6)
Vested	(54.9)
Unvested shares at December 31, 2009	11.5
Forfeited	−
Rescinded	−
Vested	(9.6)
Unvested shares at December 31, 2010	1.9

Shares vested and expected to vest:
December 31, 2007	186.5
December 31, 2008	95.0
December 31, 2009	11.5
December 31, 2010	1.9

Non-employee Directors’ Stock-Based Compensation Plan

During 2009 the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares.  In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plan.  A total of 2,053,641 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plan at December 31, 2010.  The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	125.0	$23.28	5.2		$1,115
Exercised	(2.5)	16.81
Outstanding at December 31, 2007 (1)	122.5	23.41	4.2		−
Expired/Forfeited	(6.0)	21.75
Outstanding at December 31, 2008 (1)	116.5	23.50	3.4		−
Expired/Forfeited	(7.5)	19.38
Outstanding at December 31, 2009 (1)	109.0	23.78	2.6		−
Expired/Forfeited	(50.0)	23.00
Outstanding at December 31, 2010 (1)	59.0	24.44	1.5		−

Options Exercisable at:
December 31, 2007	120.2	$23.35	4.2	$	−
December 31, 2008	116.5	23.50	3.4		−
December 31, 2009	109.0	23.78	2.6		−
December 31, 2010	59.0	24.44	1.5		−

(1)	Includes options vested and expected to vest.

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for each of the years ended December 31, 2007, 2008, 2009 and 2010.  The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price		Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Directors’ Fees Expense
2007	−	$	−	43,302	$18.87	$888
2008	−		−	439,605	1.37	999
2009	368,110		0.39	83,550	0.34	381
2010	−		−	478,801	0.21	200

For the years ended December 31, 2010, 2009, 2008 and 2007, the Company recognized $0.2 million, $0.4 million, $1.0 million and $0.9 million in director fees expense of which $0.1 million, $0.2 million, $0.3 million and $0.1 million was paid in cash respectively.  Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

NOTE 17—INCOME TAXES

The following table summarizes the components of the income tax expense for continuing operations for the years ended December 31, 2010, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2010		2009		2008	2007
Federal income tax benefit (expense):
Current	$	−	$	−	$1,532	$(1,579)
Deferred		−		51	(1,543)	(26)
State income tax benefit (expense):
Current		772		(659)	(124)	(1,418)
Deferred		−		−	−	−
Income tax benefit (expense)		$772		$(608)	$(135)	$(3,023)

MuniMae is a publicly traded partnership (“PTP”) and, as such, is taxed as a partnership for federal and state income tax purposes.  As a result of this partnership treatment, all of the Company’s pass-through entity income is allocated to the common shareholders of the Company and the shareholders are responsible for the inclusion of any items of income, gain, deduction or loss on their tax returns and any tax liability that results.  Therefore, the Company does not have a liability for federal or state income taxes related to the PTP income.  Net income for financial statement purposes may differ significantly from taxable income of the Company’s shareholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Company’s Operating Agreement.  The aggregate difference in the basis of the Company’s PTP net assets for financial and tax reporting purposes cannot be readily determined and since each investor’s tax basis in the Company’s net assets is different, the Company cannot readily report on this information.

In addition, there are certain statutory limitations imposed by the Internal Revenue Code with respect to the type of income that can be earned directly by the PTP.  As a result, the Company uses corporate subsidiaries to conduct certain activities that if conducted at the parent could have an adverse affect on the Company’s status as a PTP.  These corporate subsidiaries are included in the overall consolidated financial statements of the Company and generally are subject to federal and state income taxes.  Any taxable income (or loss) earned by the corporate subsidiaries is not part of PTP taxable income and does not result in an allocation of current taxable income (or loss) to shareholders.

The following table reflects the effective income tax reconciliation from continuing operations for the years ended December 31, 2010, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Loss from continuing operations before income taxes	$(69,168)	$(145,050)	$(372,914)	$(138,363)

Income tax benefit at federal statutory rate (35%)	24,209	50,767	130,520	48,427
Permanent differences:
(Loss) income from entities not subject to tax	(17,242)	(3,651)	(46,137)	19,750
State income taxes, net of federal tax effect	1,301	5,780	9,804	4,508
Goodwill impairment	−	−	(8,938)	(309)
Other	1,212	(321)	105	(946)
Change in valuation allowance	(8,708)	(53,183)	(85,489)	(74,453)
Income tax benefit (expense)	$772	$(608)	$(135)	$(3,023)

The following table summarizes the deferred tax assets and deferred tax liabilities, of which the net deferred liability, if any, is included in “Other liabilities” at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010		December 31, 2009		December 31, 2008	December 31, 2007
Deferred tax assets:
Syndication fees		$401		$1,176	$10,388	$20,405
Net operating loss, tax credits and other tax carryforwards		190,245		164,211	81,467	37,138
Guarantee fees		6,870		6,570	12,135	12,261
Asset management fees		8,132		7,853	18,580	13,352
Investments in partnerships		8,559		14,195	40,537	7,234
Loan loss reserves		11,451		10,409	28,187	14,748
Lower of cost or market adjustments		1,611		8,691	5,171	2,727
Derivative financial instruments		6,697		7,133	4,935	11,379
Other		5,638		10,068	16,661	12,577
Total deferred tax assets		239,604		230,306	218,061	131,821
Less: valuation allowance		(225,834)		(215,759)	(175,650)	(91,962)
Total deferred tax assets, net		$13,770		$14,547	$42,411	$39,859
Deferred tax liabilities:
Mortgage servicing rights, net	$	−	$	−	$38,846	$37,711
Goodwill and intangible assets		−		−	15,788	10,260
Investments in preferred stock		13,770		14,547	−	−
Other		−		−	1,866	2,665
Total deferred tax liabilities		$13,770		$14,547	$56,500	$50,636
Net deferred tax liability	$	−	$	−	$(14,089)	$(10,777)

The following table summarizes the change in the valuation allowance for the years ended December 31, 2010, 2009, 2008 and 2007:

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Balance-January 1,	$215,759	$175,650	$91,962	$39,161
Additions (subtractions) from discontinued operations	1,367	(13,074)	(1,801)	(21,652)
Additions from continuing operations	8,708	53,183	85,489	74,453
Balance-December 31,	$225,834	$215,759	$175,650	$91,962

At December 31, 2010, 2009, 2008 and 2007, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized (primarily due to continuing net operating losses related to its taxable subsidiaries) and therefore, the Company continued to record a deferred tax asset valuation allowance of $225.8 million, $215.8 million, $175.7 million and $92.0 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

As a result of net operating losses and amended income tax returns from tax years ending December 31, 2004, 2005 and 2006, the Company anticipates the receipt of federal and state income tax refunds.  The Company had a federal income taxes receivable of $9.2 million, $9.2 million and $7.7 million at December 31, 2009, 2008 and 2007, respectively, reported through “Other assets.”  In 2010, the Company collected all of its receivables due from the Internal Revenue Service related to those amended tax return filings.  The Company had a state income taxes receivable of $5.5 million, $5.7 million, $5.9 million and $5.5 million at December 31, 2010, 2009, 2008 and 2007, respectively, reported through “Other assets.”  As part of the Internal Revenue Service review of the Company’s income tax refund claim, resulting from the filing of amended income tax returns for the Company’s corporate subsidiaries for the tax years ended December 31, 2004, 2005 and 2006, the Company was subject to examination by the Internal Revenue Service for those periods.  That examination has concluded and the results did not result in a material change to the consolidated financial statements.  The Company’s tax returns since 2006 have not been subject to an examination.

At December 31, 2010, 2009, 2008 and 2007, the Company had net operating loss (“NOL”) carryforwards of $464.2 million, $404.8 million, $193.9 million and $85.6 million, respectively, which are available to reduce future federal income taxes.  The NOLs will begin to expire in 2027.  At December 31, 2010, 2009, 2008 and 2007, the Company had $6.4 million, $6.4 million, $6.3 million, and $5.1 million of unused investment tax credits and affordable housing tax credit carryforwards for federal income tax purposes, which will begin to expire in 2027.

Significant judgment is required in determining and evaluating income tax positions.  The Company establishes additional provisions for income taxes when there are certain tax positions that could be challenged and that may not be supportable upon review by taxing authorities.

The Company has recorded a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority.  This liability is reported in “Other liabilities” in the consolidated balance sheets.  A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007
Balance-January 1,	$3,344	$3,104	$6,624	$905
Gross additions for tax positions of prior years	42	32	40	1,466
Gross additions for tax positions of the current year	−	550	−	−
Reductions resulting from a lapse of the statue of limitations	(786)	−	−	−
Changes to tax positions that only affect timing	(107)	(342)	(3,560)	4,253
Balance-December 31,	$2,493	$3,344	$3,104	$6,624

Of the uncertain tax position presented above, $2.2 million, $3.0 million, $2.4 million and $2.4 million would have an impact on the effective tax rate for the periods ended December 31, 2010, 2009, 2008 and 2007, respectively, in the event an unfavorable settlement occurs with the respective tax authorities.  The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforward and would be subject to a full valuation allowance.

Included in the Company’s income tax expense is interest and penalties related to uncertain tax positions of $0.2 million for the year ended December 31, 2009.  There were no interest and penalties recognized in 2008 and 2007.  The accrued liability for interest and penalties was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, the uncertain tax position liability decreased by $0.8 million due to a potential liability lapsing due to the expiration of a state’s statute of limitations.  In addition, the Company and its subsidiaries are currently undergoing examinations with the State of Florida for all tax years ending December 31, 2004 through 2009.  The Company does not expect significant changes to result from the current jurisdiction under audit.  In addition, during January 2011, the Company settled with the State of Texas for the tax years ended December 31, 2004, 2005 and 2006, without a material change to the Company’s liability recorded at December 31, 2010 related to these tax years.

NOTE 18—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

Transactions with Gallagher Evelius & Jones LLP

Gallagher Evelius & Jones LLP (“GEJ”) is a law firm that provides legal services to the Company.  Richard O. Berndt is the managing partner of GEJ and owns approximately 5% of GEJ’s equity at December 31, 2010.  Mr. Berndt was a director of the Company until January 20, 2010.  For the years ended December 31, 2010, 2009, 2008 and 2007, GEJ received payments of $1.1 million, $3.3 million, $4.4 million and $5.9 million, respectively, in legal fees from the Company for legal work involving the Company.

Transactions with Shelter Group, LLC (“Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect ownership interests in Shelter Group.  One of the Company’s tax-exempt bond investments is secured by a multifamily property in which the Shelter Group has an ownership interest.  Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments.  During the years ended December 31, 2010, 2009, 2008 and 2007, there were two such property management contracts between the Company and Shelter Group for which fees paid by the properties under these contracts approximated $0.5 million for each year.  The Company’s carrying value of the tax-exempt bond secured by property owned by Shelter Group was $8.9 million, $8.9 million, $9.1 million and $10.1 million at December 31, 2010, 2009, 2008 and 2007, respectively.

Prior to the sale of the TCE business, the Company acted as a tax credit equity syndicator for investments in affordable housing properties developed by Shelter Group.  The total LIHTC Fund investment, including unfunded equity commitments for properties developed by Shelter Group, was $78.1 million and $87.5 million, at December 31, 2008 and 2007, respectively.  The LIHTC Funds that invested in these properties were sold with the TCE business in 2009.

Transactions with SCA Successor, Inc., SCA Successor II, Inc., and SCA Umbrella Limited Liability Company (collectively referred to as “SCA”)

Mr. Joseph has direct and indirect ownership interests in SCA, which holds directly or indirectly the general partner interests and limited partner interests in certain real estate partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds.  SCA is considered a VIE; however, the Company is not the primary beneficiary and therefore SCA and the properties it owns are not consolidated.  The Company’s carrying value of the tax-exempt bonds secured by properties owned by SCA was $87.2 million, $87.7 million, $116.4 million and $136.6 million at December 31, 2010, 2009, 2008 and 2007, respectively.

NOTE 19—DISCONTINUED OPERATIONS

Business Sales

Beginning in late 2007, there was a major deterioration in the capital markets for tax-exempt bonds, tax credit equity and commercial real estate and other assets that were a major part of the Company’s business.  The deterioration of these markets led the Company to curtail significant aspects of its business and to sell assets and businesses at substantial losses in order to obtain funds the Company needed to meet commitments or to satisfy creditors.  The revenues, expenses and all other statement of operations activity from the businesses that were sold, including the gains and losses on dispositions, have been classified as “Loss from discontinued operations, net of tax” and “Net losses allocable to noncontrolling interests from consolidated funds and ventures – related to discontinued operations” in the consolidated statements of operations.  The applicable tax effect of this income, expenses, and gain or loss on sale, if any, is included in discontinued operations as well.  The business disposition activity is outlined below.

Renewable Ventures Business

The Renewable Ventures business was a reportable segment involved in the development, operation and maintenance of renewable energy projects, as well as in providing or arranging debt and equity financing for these projects.  This entity syndicated the tax credit equity associated with these projects through investor funds, similar to the Company’s TCE business.  The net assets, personnel and related resources to conduct the Company’s Renewable Ventures business were sold in March 2009.  The total sales proceeds were $13.8 million, and the Company recognized a net loss on sale, after tax, of $16.3 million.  After the sale, the Company had general partner interests in two funds, for which the Company guarantees the investor yields and the Company did not sell three projects that the Company owned.  The Company fully impaired two of these projects in 2007 and sold the third project in 2010.  There are virtually no cash flows related to the retained funds and the two remaining projects.

Agency Lending Business

The Agency Lending business was a reportable segment that consisted of originating, selling and servicing loans related to the affordable and market rate multifamily housing market through the Fannie Mae, Freddie Mac and certain HUD insured multifamily lending programs.  The net assets, personnel and related resources to conduct the Company’s Agency Lending business were sold in May 2009 at a net loss, after taxes of $56.8 million.  In addition, the Company’s goodwill related to this business segment of $25.5 million was fully impaired in December 2008.  The Company received total consideration of $57.4 million, including $47.0 million in preferred stock from the purchaser; however, the Company provided certain guarantees and indemnifications related to the sale (See Note 4, “Investments in Preferred Stock” and Note 9, “Derivatives Financial Instruments”).

TCE Business

The TCE business was a reportable segment that created investment funds and raised capital from institutional investors for such funds, who in return received tax credits and other tax benefits for investing in affordable housing partnerships.  The net assets, personnel and related resources to conduct the Company’s TCE business were sold in July 2009 for $22.3 million (in cash).  The Company’s net gain on sale, after taxes, was $9.1 million which includes gains of $46.8 million attributed to the reversal of cumulative losses previously recognized during the time the Company consolidated these LIHTC Funds and GP Take Backs that were sold.  The Company did not sell its general partner interest in 14 funds; these retained funds represent approximately 13% of the total assets of the TCE business at the sale date.  The Company deconsolidated three of the remaining 14 funds in July 2009 because it was deemed not to be the primary beneficiary.  The Company continued to consolidate and report through continuing operations four funds that were sold as part of the July 2009 sale because the Company continued to be the primary beneficiary in these four funds.  However, with the adoption of ASU No. 2009−17 on January 1, 2010, the Company is no longer deemed the primary beneficiary.  Therefore, in 2010, the results of these four funds are reported through discontinued operations and at December 31, 2010 there are 11 funds that the Company continues to consolidate and report through continuing operations.  The Company outsourced the asset management of these retained funds to the purchaser.  The cash flows related to these retained funds, which are nominal asset management fees and expenses, will continue until dissolution of the funds, which is generally after the tax credit compliance period expires and is estimated to range from 2021 to 2027.

Other Discontinued Operations

The Company exited two other businesses in 2008 and recorded a combined net loss of $0.1 million.  No consideration was received by the Company except for the buyer’s assumption of certain leases and other vendor payable obligations.  In 2010, the Company also sold the last remaining asset of the B-Note Value Fund L.P., an investment fund managed by the Company.

Dispositions of Consolidated Lower Tier Property Partnerships

The Company also has discontinued operations related to certain consolidated Lower Tier Property Partnerships where the Company has sold its interest and the Company has no more continuing involvement related to the investment.  In these cases, the operations of the consolidated Lower Tier Property Partnerships (including net gains or losses on sale) are included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations.

The following tables reflect the summary statement of operations information related to the Company’s dispositions that were accounted for as discontinued operations.

	For the year ended December 31, 2010
	Business Sales
(in thousands)	Renewable Ventures		TCE (1)	Other	Total

Operations:
Revenue	$	−	$2,173	$1,773	$3,946
Expenses		567	2,214	61	2,842
Other gains		−	−	360	360
(Loss) income from operations		(567)	(41)	2,072	1,464

Disposal:
Net loss on discontinued operations		(5,337)	(188)	−	(5,525)
Net loss on sale		(5,337)	(188)	−	(5,525)
Net (loss) income from discontinued operations		(5,904)	(229)	2,072	(4,061)

Net (income) loss allocable to noncontrolling interests		(7)	134	(368)	(241)
Net (loss) income to common shareholders from discontinued operations		$(5,911)	$(95)	$1,704	$(4,302)

	For the year ended December 31, 2009
	Business Sales
(in thousands)	Renewable Ventures	Agency	TCE (2)	Other	Lower Tier Property Partnerships (4)	Total

Operations:
Revenue	$299	$8,601	$28,088	$445	$9,460	$46,893
Expenses	13,970	5,835	35,917	64	10,202	65,988
Impairment	−	−	31,532	1,472	3,278	36,282
Other gains	−	1,746	12,227	−	−	13,973
Equity in losses from Lower Tier Property Partnerships	−	−	(137,570)	−	−	(137,570)
Income tax expense	−	−	(850)	−	−	(850)
(Loss) income from operations	(13,671)	4,512	(165,554)	(1,091)	(4,020)	(179,824)
Disposal:
Net (loss) gain on discontinued operations	(16,254)	(61,036)	(1,604)	−	9,305	(69,589)
Income tax benefit (3)	−	4,243	10,696	−	−	14,939
Net (loss) gain on sale	(16,254)	(56,793)	9,092	−	9,305	(54,650)
Net (loss) income from discontinued operations	(29,925)	(52,281)	(156,462)	(1,091)	5,285	(234,474)

Net loss (income) allocable to noncontrolling interests	(121)	−	171,830	970	5,247	177,926
Net (loss) income to common shareholders from discontinued operations	$(30,046)	$(52,281)	$15,368	$(121)	$10,532	$(56,548)

	For the year ended December 31, 2008
	Business Sales
(in thousands)	Renewable Ventures	Agency	TCE (2)	Other	Lower Tier Property Partnerships (4)	Total

Operations:
Revenue	$2,868	$13,412	$67,174	$3,121	$29,252	$115,827
Expenses	19,296	14,295	78,594	5,000	30,963	148,148
Impairment	−	26,384	158,328	620	5,984	191,316
Other gains	−	20,761	33,240	−	−	54,001
Equity in losses from Lower Tier Property Partnerships	−	−	(331,975)	−	−	(331,975)
Income tax expense	−	−	(1,754)	−	−	(1,754)
Loss from operations	(16,428)	(6,506)	(470,237)	(2,499)	(7,695)	(503,365)
Disposal:
Net (loss) gain on discontinued operations	−	−	−	(651)	3,497	2,846
Net (loss) gain on sale	−	−	−	(651)	3,497	2,846
Net loss from discontinued operations	(16,428)	(6,506)	(470,237)	(3,150)	(4,198)	(500,519)

Net loss (income) allocable to noncontrolling interests	23,410	−	428,449	280	(852)	451,287
Net income (loss) to common shareholders from discontinued operations	$6,982	$(6,506)	$(41,788)	$(2,870)	$(5,050)	$(49,232)

	For the year ended December 31, 2007
	Business Sales
(in thousands)	Renewable Ventures	Agency	TCE (2)	Other	Lower Tier Property Partnerships (4)	Total

Operations:
Revenue	$1,223	$31,959	$86,663	$7,605	$39,077	$166,527
Expenses	16,747	18,889	84,606	4,291	38,406	162,939
Impairment	−	5,744	111,065	11,195	8,586	136,590
Other gains	−	8,680	16,509	−	−	25,189
Equity in losses from Lower Tier Property Partnerships	−	−	(333,501)	−	−	(333,501)
Income tax (expense) benefit	−	−	(1,751)	911	−	(840)
(Loss) income from operations	(15,524)	16,006	(427,751)	(6,970)	(7,915)	(442,154)
Disposal:
Net gain on discontinued operations	−	−	−	−	9,969	9,969
Net gain on sale	−	−	−	−	9,969	9,969
Net (loss) income from discontinued operations	(15,524)	16,006	(427,751)	(6,970)	2,054	(432,185)

Net loss (income) allocable to noncontrolling interests	27,289	−	432,778	(224)	476	460,319
Net income (loss) to common shareholders from discontinued operations	$11,765	$16,006	$5,027	$(7,194)	$2,530	$28,134

(1)	Substantially all of the Company’s TCE business was sold in July 2009. As discussed above, the Company deconsolidated four funds on January 1, 2010 due to the adoption of ASU No. 2009-17.

(2)	Includes certain consolidated Lower Tier Property Partnerships that were sold as part of the TCE business sale.

(3)
The Company had a net deferred tax liability related to its Agency Lending business and its TCE business; therefore, upon sale of the businesses, the write-off of the deferred tax liability resulted in a federal tax benefit.

(4)
These dispositions include the dispositions of the Company’s owned real estate and consolidated Lower Tier Property Partnerships that were sold in the normal course of business and exclude those that were sold as part of the TCE business sale.

The following tables provide the assets and liabilities at the time of sale related to the Company’s disposition of businesses and consolidated Lower Tier Property Partnerships.

	Business Sales / (Sale Date)
(in thousands)	Renewable Ventures (1) (April 2010)		Renewable Ventures (1) (March 2009)		TCE (2) (January 2010)		TCE (2) (July 2009)		Agency (May 2009)

Assets:
Cash and restricted cash		$35	$	−		$5,121	$	−		$12,597
Investments in unconsolidated ventures		−		−		−		5		−
Mortgage servicing rights		−		−		−		−		98,968
Goodwill and other intangibles		−		−		−		69,985		10,700
Other assets		14,435		−		200		−		10,010
Assets of consolidated funds and ventures:
Investments in Lower Tier Property Partnerships		−		−		13,489		3,801,921		−
Other assets		−		32,138		1,136		248,040		−
Total assets		$14,470		$32,138		$19,946		$4,119,951		$132,275
Liabilities:
Guarantee obligation	$	−	$	−	$	−	$	−		$11,525
Other liabilities		2,479		40		−		20,207		6,563
Liabilities of consolidated funds and ventures:
Debt		−		−		−		274,297		−
Other liabilities		−		−		2,869		406,502		−
Total liabilities		$2,479		$40		$2,869		$701,006		$18,088

Equity:
Noncontrolling interests in consolidated funds and ventures		$1,657	$	−		$17,011		$3,396,287	$	−

	Lower Tier Property Partnerships (3)
(in thousands)	2009	2008		2007

Assets:
Other assets	$11,309		$27,856	$36,967
Assets of consolidated funds and ventures:
Other assets	103,445		82,269	12,995
Total assets	$114,754		$110,125	$49,962
Liabilities:
Liabilities of consolidated funds and ventures:
Debt	$15,524	$	−	$3,820
Other liabilities	73,441		33,310	21,733
Total liabilities	$88,965		$33,310	$25,553

Equity:
Noncontrolling interests (accumulated deficit) in consolidated funds and ventures	$(1,495)		$1,388	$108

(1)
Substantially all of the Company’s Renewable Ventures business was sold in March 2009.  The Company’s interest in a biomass energy project was sold in April 2010 for $5.5 million in cash and a contingent note payable upon certain regulatory approvals occuring in the future.

(2)
Substantially all of the Company’s TCE business was sold in July 2009.  As discussed above, the Company deconsolidated four funds on January 1, 2010 due to the adoption of ASU No. 2009-17.  The July 2009 information includes certain consolidated Lower Tier Property Partnerships that were sold as part of the TCE business sale.

(3)
These dispositions are all of the consolidated Lower Tier Property Partnerships that were sold in the normal course of business and exclude those that were sold as part of the 2009 TCE business sale.  There were no Lower Tier Property Partnership sales in 2010 accounted for as discontinued operations.

NOTE 20—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated Lower Tier Property Partnerships and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in the consolidated balance sheets and statements of operations.  Third-party ownership in these consolidated funds and ventures is recorded in equity as “Noncontrolling interests in consolidated funds and ventures.”

The total assets, by type of consolidated fund or venture, at December 31, 2010, 2009, 2008 and 2007, are summarized as follows:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
LIHTC Funds	$485,998	$571,979	$4,809,604	$5,103,905
Consolidated Lower Tier Property Partnerships	20,763	37,893	246,463	312,463
Other	95,234	18,633	47,481	33,697
Total assets of consolidated funds and ventures	$601,995	$628,505	$5,103,548	$5,450,065

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate multifamily affordable housing rental properties.  These properties generate tax operating losses and federal and state tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense.  The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting.  The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009.  However, the Company retained its general partner interest in certain LIHTC Funds.  As discussed in Note 19, “Discontinued Operations,” the Company continued to consolidate 15 funds at December 31, 2009 and then 11 funds at December 31, 2010.  The Company’s general partner ownership interests of the funds remaining at December 31, 2010 ranges from 0.01% to 0.04%.  The Company has guarantees associated with these funds.  These guarantees along with the Company’s ability to direct the activities of the funds has resulted in the Company being the primary beneficiary.  At December 31, 2010, the Company’s maximum exposure under these guarantees is estimated to be approximately $865 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company will assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company.  Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits.  As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships.  A number of these consolidated Lower Tier Property Partnerships were transferred to the buyer of the TCE business in July 2009.  At December 31, 2010, there was one consolidated Lower Tier Property Partnership.

Other

The Company also has consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest.  At December 31, 2010, these entities include non-profit organizations that provide charitable services and programs for the affordable housing market, a South African investment fund and two Company sponsored solar funds where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at December 31, 2010, 2009, 2008 and 2007.

Asset Summary:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Investments in unconsolidated Lower Tier Property Partnerships	$436,971	$499,714	$4,501,665	$4,800,496
Other assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	36,082	55,774	305,246	281,056
Real estate, net	20,368	37,044	156,191	256,136
South African Fund investments	78,222	−	−	−
Solar projects	10,719	11,345	11,892	12,587
Assets held for sale, primarily real estate	−	−	68,365	44,493
Other assets	19,633	24,628	60,189	55,297
Total assets of consolidated funds and ventures	$601,995	$628,505	$5,103,548	$5,450,065

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered VIEs; although, in most cases it is the third party general partner who is the primary beneficiary.  Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method.  The following table provides the investment balances in unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$436,971	$499,714	$4,501,665	$4,800,496
Total assets of Lower Tier Property Partnerships (1)	$1,461,505	$1,572,689	$14,972,972	$14,380,158
Total liabilities of Lower Tier Property Partnerships (1)	1,049,244	1,118,338	10,750,391	10,470,029

(1)	The assets of the Lower Tier Property Partnerships primarily represent real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is generally limited to the Company’s equity investment (shown above), loans or advances and bond investments in these partnerships.  The Company’s total loan investment, including commitments to lend to these partnerships at December 31, 2010, 2009, 2008 and 2007, was $1.2 million, $1.0 million, $135.1 million and $193.6 million, respectively.  The Company’s total bond investment, including commitments to advance to these partnerships at December 31, 2010, 2009, 2008 and 2007, was $439.9 million, $446.9 million, $780.3 million and $901.8 million, respectively.  The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at December 31, 2010, 2009, 2008 and 2007:

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Building, furniture and fixtures	$26,272	$41,697	$176,804	$271,443
Accumulated depreciation	(6,927)	(7,011)	(43,121)	(47,372)
Land	1,023	2,358	22,508	32,065
Total	$20,368	$37,044	$156,191	$256,136

Depreciation expense was $1.4 million, $4.8 million, $12.5 million and $15.1 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.  Depreciation expense of $2.9 million, $10.6 million and $13.5 million is reported through discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company did not record any depreciation expense through discontinued operations for the year ended December 31, 2010.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company recognized impairment losses of $0.4 million, $6.6 million and $23.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, all of which were reported through discontinued operations.  The Company recognized losses of $31.6 million for the year ended December 31, 2009, all of which were reported through discontinued operations, on real estate assets reclassified to held for sale for accounting purposes in 2009 just prior to the sale of such assets as part of the TCE business sale.  See Note 19, “Discontinued Operations,” for further information.

South African Fund Investments

The Company is the general partner of the South Africa Workforce Housing Fund SA I (“SA Fund”), which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa.  The Company has an equity unfunded commitment of $5.1 million or 2.7% of committed SA Fund capital.  The Company carries its investments at fair value, which are based on estimates as there are no readily available market values.  In establishing fair values of its investments, the Company considers financial conditions and operating results, local market conditions, market values of comparable companies and real estate, the stage of each investment, and other factors as appropriate, including obtaining appraisals from independent third-party licensed appraisers.

Solar Projects

The Company is the managing member of two solar funds that have investments in five solar energy generation projects.  These projects generate energy that is sold under long term power contracts to the owner or lessee of the property that the projects are built on.  The useful life of these solar facilities is generally ten to twenty years.  The Company’s managing member interest in these two funds is less than 1%.

The following section provides more information related to the liabilities of the consolidated funds and ventures.

Liability Summary

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Liabilities of consolidated funds and ventures:
Debt	$3,709	$3,892	$434,846	$779,121
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	20,970	43,871	536,811	945,107
Liabilities related to assets held for sale, primarily mortgage debt	−	−	58,334	42,024
Other liabilities	3,136	4,684	61,566	65,564
Total liabilities of consolidated funds and ventures	$27,815	$52,447	$1,091,557	$1,831,816

Debt

The creditors of the Company’s consolidated funds and ventures do not have recourse to the assets or general credit of the Company.  At December 31, 2010, 2009, 2008 and 2007, the debt owed by the Solar Funds, LIHTC Funds and consolidated Lower Tier Property Partnerships had the following terms:

	December 31, 2010
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Funds:
Notes payable	$3,709	$3,709	8.3	% (1)	Various dates through December 2022
Total debt	$3,709	$3,709

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

	December 31, 2009
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Funds:
Notes payable	$3,892	$3,892	8.3	% (1)	Various dates through December 2022
Total debt	$3,892	$3,892

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, no contingent interest has been paid.

	December 31, 2008
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates (1)		Maturity Dates
LIHTC Funds:
Bridge financing	$233,042	$233,042	LIBOR + 0.5%		Various dates through October 2010
Notes payable	92,798	88,487	5.9%		Various dates through January 2017
Total LIHTC Funds	325,840	321,529
Consolidated Lower Tier Property Partnerships:
Mortgage debt (2)	161,602	179,551	6.2%		Various dates through December 2060
Solar Funds:
Notes payable	4,060	4,060	8.3	% (3)	Various dates through December 2022
Total debt	$491,502	$505,140

(1)
Certain institutions provide LIHTC Funds with interest credits based on cash balances held.  These credits are used to offset amounts charged for interest expense on outstanding line of credit balances.  These rates exclude the impact of these rate reduction programs.

(2)	The carrying amount includes $56.7 million of mortgage debt reported in “Liabilities related to assets held for sale.”

(3)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, no contingent interest has been paid.

	December 31, 2007
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates (1)	Maturity Dates
LIHTC Funds:
Bridge financing	$498,587	$498,587	LIBOR + 0.5%	Various dates through October 2010
Notes payable	132,817	123,607	6.1%	Various dates through January 2017
Total LIHTC Funds	631,404	622,194
Consolidated Lower Tier Property Partnerships:
Mortgage debt (2)	187,825	202,816	6.8%	Various dates through December 2060
Total debt	$819,229	$825,010
(1)
Certain institutions provide LIHTC Funds with interest credits based on cash balances held.  These credits are used to offset amounts charged for interest expense on outstanding line of credit balances.  These rates exclude the impact of these rate reduction programs.

(2)	The carrying amount includes $40.1 million of mortgage debt reported in “Liabilities related to assets held for sale.”

Solar Fund Debt

The Company’s debt on solar facilities generally represents amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in these funds.  The Company does not anticipate making payments under this guarantee.

LIHTC Funds

At December 31, 2008 and 2007, three and seven LIHTC Funds, respectively, had bridge financing arrangements.  Bridge financing is a revolving line of credit collateralized by investor subscriptions.  Notes payable are term loan agreements collateralized by investor subscriptions.  During 2009, the Funds that had bridge financing and notes payable were sold as part of the TCE business sale.  Subscriptions receivable were $804.9 million and $1.7 billion at December 31, 2008 and 2007, respectively, of which $102.8 million and $146.3 million were pledged under note payable agreements and bridge financing arrangements, respectively.  Included in the carrying amount of notes payable are unamortized discounts of $15.0 million and $22.7 million and unamortized fair value premiums of $5.0 million and $9.2 million at December 31, 2008 and 2007, respectively.  Interest expense related to the unamortized discounts was $1.8 million, $5.6 million and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Included as a reduction to interest expense (reported through discontinued operations) related to the LIHTC Funds is premium amortization of $1.5 million, $4.2 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  This represents the amortization of net premiums recorded upon initial consolidation of the LIHTC Funds in order to record the debt at fair value.

Consolidated Lower Tier Property Partnerships

At December 31, 2008 and 2007, the majority of the consolidated Lower Tier Property Partnerships maintained debt balances which are predominantly secured by the properties held by the Lower Tier Property Partnerships.  The primary lenders are banks and housing authorities.  The debt related to these Lower Tier Property Partnerships was either sold as part of the TCE business sale or otherwise disposed of during 2009.

Included in the carrying amount of the mortgage debt are unamortized discounts of $18.3 million and $16.2 million and unamortized fair value premiums of $0.3 million and $1.3 million at December 31, 2008 and 2007, respectively.  Interest expense related to the unamortized discounts was $0.6 million, $1.0 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Amortization related to the fair value premium of $0.1 million for each of the years ended December 31, 2008 and 2007 is included as a reduction to interest expense (reported as discontinued operations) related to the consolidated Lower Tier Property Partnerships.  This represents the amortization of net discounts recorded upon initial consolidation of the Lower Tier Property Partnerships in order to record the debt at fair value.

Income Statement Summary

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Revenue:
Solar fund revenue	$1,048	$884	$912	$558
Rental and other income from real estate	1,371	2,867	2,833	1,615
Interest and other income	509	1,271	1,776	17,781
Total revenue	2,928	5,022	5,521	19,954

Expenses:
Depreciation and amortization	4,306	4,698	4,775	4,139
Interest expense	674	355	211	195
Impairments and valuation adjustments	(1,296)	1,665	600	126
Other operating expenses	2,305	4,383	3,915	2,736
Total expenses	5,989	11,101	9,501	7,196

Equity in losses from Lower Tier Property Partnerships	(46,658)	(59,149)	(51,875)	(32,362)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (from continuing operations)	53,854	67,738	57,634	24,484
Net income allocable to the common shareholders	$4,135	$2,510	$1,779	$4,880

Income Allocations between the Noncontrolling Interest Holders and the Company

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, in cases where the losses applicable to the noncontrolling interest holder’s interest in the entity exceed the noncontrolling interest holder’s equity capital in the entity, the Company will record all of the losses of the consolidated entity.  The Company recorded losses of $14.2 million and $23.5 million for the years ended December 31, 2008 and 2007 attributable to noncontrolling interest holders whose capital accounts have been reduced to zero.  In 2009, upon adoption of ASC No. 810-10-45-15, the Company no longer records losses related to noncontrolling interest holders when their capital account reaches zero, but rather attributes the noncontrolling interest losses to the noncontrolling interest’s equity even if that attribution results in a deficit in the noncontrolling interest holder’s equity account.  For the year ended December 31, 2010 and 2009, there were no losses related to noncontrolling interest holders whose capital accounts were zero.

In addition to the Company’s ownership interest, the Company’s other contractual arrangements need to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships are eliminated in consolidation.  Asset management fees, development fees, interest income on loans and bonds and guarantee fee income represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of  income between the noncontrolling interest holder and the Company.

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

The consolidated statements of operations for the quarterly periods in 2010 and 2009 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated statements of operations.  The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the year ended December 31, 2010
(in thousands)	1Q	2Q	3Q	4Q
REVENUE
Interest income	$23,264	$23,186	$22,740	$22,507
Fee and other income	3,630	2,592	2,297	4,533
Revenue from consolidated funds and ventures	591	850	909	578
Total revenue	27,485	26,628	25,946	27,618

EXPENSES
Interest expense	18,077	16,606	15,918	15,972
Operating expenses	9,746	8,547	7,843	8,150
Impairment on bonds	6,434	2,493	2,545	9,089
Other expenses and charges	5,649	2,687	2,630	3,400
Expenses from consolidated funds and ventures (1)	5,114	1,984	2,192	(3,301)
Total expenses	45,020	32,317	31,128	33,310
Net gains on sale of bonds	366	116	2,302	428
Other net gains (losses) on other assets and liabilities	8,016	(6,162)	(3,392)	10,131
Equity in earnings (losses) from unconsolidated ventures	1	(205)	(14)	1
Equity in losses from Lower Tier Property Partnerships	(12,291)	(13,690)	(11,789)	(8,888)
Loss from continuing operations before income taxes	(21,443)	(25,630)	(18,075)	(4,020)
Income tax benefit (expense)	16	(21)	793	(16)
Income (loss) from discontinued operations, net of tax	29	(5,252)	(68)	1,230
Net loss	(21,398)	(30,903)	(17,350)	(2,806)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,466)	(2,466)	(2,466)	(2,467)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	13,779	16,863	16,105	7,107
Related to discontinued operations	51	(76)	(78)	(138)
Net (loss) income to common shareholders	$(10,034)	$(16,582)	$(3,789)	$1,696

Basic and diluted income (loss) per common share:
(Loss) income from continuing operations	$(0.25)	$(0.28)	$(0.09)	$0.02
(Loss) income from discontinued operations	−	(0.13)	(0.01)	0.03

(1)
In fourth quarter 2010, the Company recorded unrealized gains on mark to market adjustments of $5.9 million related to the investments of the SA Fund. Substantially all of this is allocated to the noncontrolling interest holders of the SA Fund.

	For the year ended December 31, 2009
(in thousands)	1Q	2Q	3Q	4Q
REVENUE
Interest income	$29,471	$29,056	$26,144	$26,297
Fee and other income	3,158	5,609	5,212	4,802
Revenue from consolidated funds and ventures	1,947	1,042	1,054	979
Total revenue	34,576	35,707	32,410	32,078

EXPENSES
Interest expense	20,510	20,573	19,464	19,019
Operating expenses	18,141	14,165	11,408	9,858
Impairment on bonds	11,761	5,756	10,918	13,039
Other expenses and charges	7,436	4,977	3,670	5,490
Expenses from consolidated funds and ventures	2,129	2,125	2,249	4,598
Total expenses	59,977	47,596	47,709	52,004
Net (losses) gains on sale of bonds	(3,554)	1	249	55
Other net (losses) gains on other assets and liabilities	(10,037)	3,463	(4,155)	2,302
Equity in earnings (losses) from unconsolidated ventures	156	(1,860)	1	(7)
Equity in losses from Lower Tier Property Partnerships	(10,630)	(12,255)	(14,413)	(21,851)
Loss from continuing operations before income taxes	(49,466)	(22,540)	(33,617)	(39,427)
Income tax expense	(11)	(11)	(11)	(575)
(Loss) income from discontinued operations, net of tax	(76,427)	(166,138)	10,839	(2,748)
Net loss	(125,904)	(188,689)	(22,789)	(42,750)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,302)	(2,302)	(2,302)	(2,466)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	12,274	13,906	16,188	25,370
Related to discontinued operations	79,428	94,153	1,891	2,454
Net loss to common shareholders	$(36,504)	$(82,932)	$(7,012)	$(17,392)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.99)	$(0.27)	$(0.49)	$(0.43)
Income (loss) from discontinued operations	0.08	(1.81)	0.32	(0.01)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 - 99088)

3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

3.2	Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007

4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

4.2	Indenture, dated as of May 3, 2004, by and between MMA Financial Holdings, Inc. and Wilmington Trust Company	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10.1
Credit Agreement, dated as of November 12, 2004, as amended, among MuniMae TEI Holdings, LLC, MMA Construction Finance, LLC and MMA Mortgage Investment Corporation, as borrowers, the Company, as guarantor, Bank of America, N.A., as administrative agent, U.S. Bank National Association, RBC Capital Markets and CitiCorp USA, Inc., as co-syndication agents, and the other lenders party thereto
Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 17, 2004

10.2.1	Amended and Restated Credit Agreement effective as of November 16, 2005 between U.S. Bank National Association and MMA Mortgage Investment Corporation (the “US Bank Credit Agreement”).	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.2.2	First Amendment, dated as of December 5, 2005, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.2.3	Second Amendment, dated as of December 14, 2005, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.2.4	Third Amendment, dated as of March 15, 2006, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.2.5	Fourth Amendment, dated as of July 24, 2006, to the US Bank Credit Agreement.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 27, 2006

Exhibit No.	Description	Incorporation by Reference

10.3	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.4	Municipal Mortgage & Equity, L.L.C. 1998 Non—Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.5	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.6	Municipal Mortgage & Equity, L.L.C. 2001 Non—Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.7	Municipal Mortgage & Equity, LLC 2004 Non—Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10 — Q for the quarter ended September 30, 2004

10.8.1	Employment Agreement by and between the Company and Michael L. Falcone dated as of July 1, 2005.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10.8.2	Assignment and Assumption Agreement, dated as of January 1, 2006, by and between the Company, MMA Financial, Inc. and Mr. Falcone.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

10.9	Employment Agreement by and between the Company and Gary A. Mentesana dated as of June 14, 2006.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 19, 2006

10.10	Trust Agreement, dated as of November 1, 2006, by and among MuniMae TE Bond Subsidiary, LLC, as Trustor, MuniMae Portfolio Services, LLC, as Servicer, and U.S. Bank National Association, as Trustee.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2006

10.11	Fifth Amendment, dated as of November 30, 2006, to the Amended and Restated Credit Agreement, as amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2006

10.12
Fourth Amendment, dated as of December 1, 2006, to the Amended and Restated Credit Agreement, as amended, between MMA Construction Finance, LLC, MMA Mortgage Investment Corporation, the lender party thereto and Bank of America, N.A.
Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2006

10.13
Fourth Amendment and Completely Restated Loan Agreement dated as of February 23, 2007 by and between the registrant, MMA Capital Corporation, MMA Mortgage Investment Corporation, MMA Construction Finance, LLC, MMA Financial Holdings, Inc. and MMA Financial, Inc., on the one hand, and Synovus Bank of Tampa Bay, on the other hand.
Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2007

10.14	Guaranty Agreement by the registrant, MMA Financial Holdings, Inc. and MMA Financial, Inc. dated as of February 23, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2007

10.15	Renewal and Increase Promissory Note made by MMA Capital Corporation, MMA Mortgage Investment Corporation and MMA Construction Finance, LLC dated as of February 23, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 1, 2007

Exhibit No.	Description	Incorporation by Reference

10.16
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

10.17
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

10.18
Amendment No. 12 dated as of November 1, 2007 to the Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement dated as of November 4, 2005 (as amended and/or restated from time to time).
Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 6, 2007

10.19	Employment Agreement between David Kay and the Registrant dated as of November 7, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 8, 2007

10.20	Deferred Compensation Agreement between David Kay and the Registrant dated as of November 7, 2007.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 8, 2007

10.21
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

10.22
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
Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 19, 2007

Exhibit No.	Description	Incorporation by Reference

10.23
Letter Agreement with respect to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.
Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2007

10.24	Sixth Amendment dated as of November 30, 2007 to Amended and Restated Credit Agreement between MMA Mortgage Investment Corporation and U.S. Bank National Association.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 4, 2007

10.25	Letter Agreement between the registrant and Mr. Michael L. Falcone dated as of February 8, 2008.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2008

10.26
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

10.27
Amendment No. 14 dates as of February 15, 2008 to the Fifth Amended and Restated Revolving Loan and Letter of Credit Agreement dated as of November 4, 2005 (as amended and/or restated from time to time).
Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 22, 2008

10.28
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
Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 7, 2008

Exhibit No.	Description	Incorporation by Reference

10.29
A. Amendment to Swap Documents, dated as of March 6, 2008, hereof relating to that certain ISDA Master Agreement, dated as of December 5, 2003, between Merrill Lynch Capital Services, Inc. and MuniMae TEI Holdings, LLC, and related swap documents.
Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K filed on April 29, 2009

B. Pledge Agreement, dated as of March 6, 2008, relating to the MuniMae TEI Holdings, LLC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

C. Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of April 28, 1997, between Merrill Lynch Capital Services, Inc. and MMA, and related swap documents (collectively, the “ MMA Swap Documents ”);

D. Pledge Agreement, dated as of March 6, 2008, relating to the MMA Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

E. Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MMA Swap Documents;

F. Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of June 14, 2004, between Merrill Lynch Capital Services, Inc. and MFH, and related swap documents (collectively, the “ MFH Swap Documents ”);

G. Pledge Agreement, dated as of March 6, 2008, relating to the MFH Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;

H. Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MFH Swap Documents;

I. Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of February 1, 2007, between Merrill Lynch Capital Services, Inc. and MRC, and related swap documents (collectively, the “ MRC Swap Documents ”);

Exhibit No.	Description	Incorporation by Reference

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

10.30
Letter Agreement with respect to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.
Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2008

10.31
Sixth Amended and Restated Loan Agreement among MMA Multifamily Equity REIT and Municipal Mortgage & Equity, LLC and certain of its affiliates defined herein as the borrower and the guarantors, dated as of March 21, 2008.
Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K filed on April 29, 2009

10.32	First Amendment to Employment Agreement dates August 28, 2007 between MMA Financial, Inc. and the registrant’s Chief Operating Officer, Charles M. Pinckney.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2008

10.33
Seventh Amendment dated as of March 27, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.
Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2008

10.34
Eighth Amendment dated as of April 30, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.
Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2008

Exhibit No.	Description	Incorporation by Reference

10.35
Ninth Amendment dated as of November 14, 2008 to that certain Amended and Restated Credit Agreement, dated as of November 16, 2005 and as subsequently amended, between MMA Mortgage Investment Corporation and U.S. Bank National Association.
Incorporated by reference from the Company’s Current Report on Form 8-K/A filed on November 21, 2008

10.36
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
Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 1, 2008

10.37.1	Acquisition Agreement dated December 18, 2008 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 22, 2008

10.37.2	Amended and Restated Acquisition Agreement dated February 3, 2009 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2009

10.38	Purchase Agreement dated February 26, 2009 between MMA Renewable Ventures, LLC, MMA Renewable Ventures Finance, LLC and Fotowatio Renewable Ventures, Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 3, 2009

10.39	Amendment to the Employment Agreement by and between the Company and David Kay dated as of June 11, 2009.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 15, 2009

10.40	Purchase and Sales Agreement dated June 26, 2009 between JEN1, L.P. and MMA Equity Corporation and MMA Financial TC Corp.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 26 , 2009

10.41	First Amendment of the Fourth Amended and Completely Restated Loan Agreement by and among Synovus Bank and Municipal Mortgage & Equity and certain of its subsidiaries, dated June 26, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed on July 9, 2009

10.42	Amendment and Restatement of MuniMae TE Bond Subsidiary, LLC Series A & A-1 Preferred Shares dated June 30, 2009

Exhibit No.	Description	Incorporation by Reference

10.43	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009

10.44	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.45	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009

10.46	Exchange Agreement between MMA Mortgage Investment Corporation and certain holders of trust preferred securities, dated November 3, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 3, 2009

10.47	Loan Agreement between MuniMae TEI Holdings, LLC and Compass Bank, dated November 4, 2009

10.48	Employment and Stock Option Agreements by and between the Company and Gary A. Mentesana dated as of January 7, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2010

10.49	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated February 12, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010

10.50	Employment Agreement by and between the Company and Michael L. Falcone dated as of March 29, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2010

10.51	Option Agreement by and between the Company and Michael L. Falcone dated as of May 10, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 12, 2010

10.52	2010 Share Incentive Plan dated April 29 2010

10.53	2010 Non-Employee Directors’ Compensation Plan dated November 29, 2010

Exhibit No.	Description	Incorporation by Reference

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.