Form 10-Q
period 2011-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2011-05-13
CIK 1003201

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)

621 East Pratt Street, Suite 600	(443) 263-2900
Baltimore, Maryland	(Registrant's telephone number, including area code)
(Address of principal executive offices)
21202
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 40,469,867 shares of common shares outstanding at May 10, 2011.

Municipal Mortgage & Equity, LLC
 TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		3
PART I – FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	(a) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4
	(b) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	5
	(c) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2011 and 2010	6
	(d) Consolidated Statement of Equity for the three months ended March 31, 2011	7
	(e) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	8
	(f) Notes to the Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
	(a) Liquidity and Capital Resources	36
	(b) Critical Accounting Policies and New Accounting Standards	41
	(c) Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
PART II – OTHER INFORMATION		49
Item 1.	Legal Proceedings	49
Item 1A. Risk Factors		49
Item 2.	Unregistered Sales and Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Removed and Reserved	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
SIGNATURES		S-1
EXHIBIT INDEX		E-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements.  There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report.  They include the factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” of the 2010 Form 10-K, in evaluating these forward-looking statements.  We have not undertaken to update any forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$34,026	$32,544
Restricted cash	25,850	24,987
Bonds available-for-sale (includes $1,172,932 and $1,197,180 pledged as collateral)	1,199,912	1,231,036
Loans held for investment, net of allowance for loan losses (includes $20,672 and $53,096 pledged as collateral)	21,458	53,933
Loans held for sale (includes $4,340 and $18,024 pledged as collateral)	5,284	18,989
Investment in preferred stock (includes $2,000 and $2,000 pledged as collateral)	36,371	36,371
Investments in unconsolidated ventures (includes $6,779 and $6,779 pledged as collateral)	6,837	6,842
Derivative assets	6,088	6,812
Other assets (includes $13,155 and $12,527 pledged as collateral)	42,038	46,027
Assets of consolidated funds and ventures:
Investments in Lower Tier Property Partnerships	424,311	436,971
Other assets	169,398	165,024
Total assets of consolidated funds and ventures	593,709	601,995
Total assets	$1,971,573	$2,059,536

LIABILITIES AND EQUITY
Debt	$1,210,055	$1,277,415
Guarantee obligations	7,248	7,235
Accounts payable and accrued expenses	17,975	18,890
Derivative liabilities	18,059	20,153
Deferred revenue	1,274	1,290
Other liabilities	6,762	6,333
Liabilities of consolidated funds and ventures:
Debt	3,677	3,709
Unfunded equity commitments to Lower Tier Property Partnerships	20,199	20,970
Other liabilities	3,055	3,136
Total liabilities of consolidated funds and ventures	26,931	27,815
Total liabilities	$1,288,304	$1,359,131

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $169,000 at March 31, 2011 and $173,000 at December 31, 2010	$164,803	$168,686
Noncontrolling interests in consolidated funds and ventures (net of $1,533 and $1,922 of subscriptions receivable)	561,990	569,556
Common shareholders’ equity:
Common shares, no par value (40,204,892 and 40,204,049 shares issued and outstanding and 862,558 and 647,782 non-employee directors’ and employee deferred shares issued at March 31, 2011 and December 31, 2010, respectively)	(134,433)	(130,466)
Accumulated other comprehensive income	90,909	92,629
Total common shareholders’ equity (deficit)	(43,524)	(37,837)
Total equity	683,269	700,405
Total liabilities and equity	$1,971,573	$2,059,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2011	2010
REVENUE
Interest income:
Interest on bonds	$20,822	$21,120
Interest on loans	1,011	2,111
Interest on short-term investments	30	33
Total interest income	21,863	23,264

Fee and other income:
Syndication fees	16	490
Asset management and advisory fees	283	335
Income on preferred stock investment	1,557	1,671
Other income	488	1,134
Total fee and other income	2,344	3,630

Revenue from consolidated funds and ventures	560	591
Total revenue	24,767	27,485

EXPENSES
Interest expense	15,098	18,077
Salaries and benefits	3,069	3,416
General and administrative	1,353	2,619
Professional fees	3,181	3,711
Impairment on bonds	3,510	6,434
Provision for loan losses	565	3,467
Other expenses	802	2,182
Expenses from consolidated funds and ventures	5,339	5,114
Total expenses	32,917	45,020

Net (losses) gains on sale of bonds	(321)	366
Net (losses) gains on loans	(170)	3,017
Net losses on derivatives	(71)	(1,867)
Net gains on early extinguishments of liabilities	293	6,866
Equity in (losses) earnings from unconsolidated ventures	(6)	1
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(7,873)	(12,291)
Loss from continuing operations before income taxes	(16,298)	(21,443)
Income tax (expense) benefit	(112)	16
(Loss) income from discontinued operations, net of tax	(110)	29
Net loss	(16,520)	(21,398)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,442)	(2,466)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	14,266	13,779
Related to discontinued operations	−	51
Net loss to common shareholders	$(4,696)	$(10,034)

Basic and diluted loss per common share:
Loss per common share	$(0.11)	$(0.25)
Weighted-average common shares outstanding	40,855	40,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2011	2010

Net loss	$(16,520)	$(21,398)

Other comprehensive income (loss) allocable to common shareholders:
Unrealized gains (losses) on bonds available-for-sale:
Unrealized net holding losses arising during the period	(4,067)	(2,415)
Reversal of unrealized gains on sold/redeemed bonds	(888)	(417)
Reclassification of unrealized losses to operations	3,510	6,434
Total unrealized (losses) gains on bonds available-for-sale	(1,445)	3,602
Currency translation adjustment	(275)	506
Other comprehensive (loss) income allocable to common shareholders	(1,720)	4,108

Other comprehensive (loss) income allocable to noncontrolling interests:
Currency translation adjustment	(2,361)	16

Comprehensive loss	$(20,601)	$(17,274)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENT OF EQUITY
For the three months ended March 31, 2011
(Unaudited)
(in thousands)

	Common Shares		Accumulated Other Comprehensive Income (Loss)	Common Shareholders’ Equity (Deficit)	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in Consolidated Funds and Ventures	Total Equity
	Number	Amount

Balance, December 31, 2010	40,851	$(130,466)	$92,629	$(37,837)	$168,686	$569,556	$700,405
Net (loss) income	−	(4,696)	−	(4,696)	2,442	(14,266)	(16,520)
Other comprehensive loss	−	−	(1,720)	(1,720)	−	(2,361)	(4,081)
Distributions	−	−	−	−	(2,442)	−	(2,442)
Common, restricted and deferred shares issued under employee and non-employee director share plans	216	26	−	26	−	−	26
Preferred share repurchases	−	703	−	703	(3,883)	−	(3,180)
Contributions	−	−	−	−	−	9,061	9,061
Balance, March 31, 2011	41,067	$(134,433)	$90,909	$(43,524)	$164,803	$561,990	$683,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,520)	$(21,398)
Less net loss attributable to noncontrolling interests	(11,824)	(11,364)
Net loss to common shareholders	(4,696)	(10,034)
Adjustments to reconcile net loss to common shareholders to net cash provided by operating activities:
Net losses (gains) on sales of bonds and loans	491	(3,384)
Net gains on sales of real estate	(2)	(205)
Provisions for credit losses and impairment	7,802	12,643
Equity in losses, net from equity investments	7,870	12,290
Net losses allocable to noncontrolling interests from consolidated funds and ventures	(14,266)	(13,830)
Income allocable to perpetual preferred shareholders of a subsidiary company	2,442	2,466
Purchases, advances on and originations of loans held for sale	(106)	(12)
Principal payments and sales proceeds received on loans held for sale	152	4,499
Federal income tax refund	−	7,694
Other	4,938	4,479
Net cash provided by operating activities	4,625	16,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales proceeds received on bonds	24,931	9,463
Principal payments received on loans held for investment	45,495	1,318
Investments in property partnerships	(5,200)	(14,622)
Increase in restricted cash and cash of consolidated funds and ventures	(2,526)	(10,297)
Other	75	293
Net cash provided by (used in) investing activities	62,775	(13,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing activity	35	10,374
Repayment of borrowings	(69,387)	(24,399)
Payment of debt issue costs	(5)	(544)
Contributions from holders of noncontrolling interests	9,061	12,781
Distributions paid to perpetual preferred shareholders of a subsidiary company	(2,442)	(2,466)
Repurchase and retirement of perpetual preferred shares	(3,180)	−
Net cash used in financing activities	(65,918)	(4,254)

Net increase (decrease) in cash and cash equivalents	1,482	(1,493)
Unrestricted cash and cash equivalents at beginning of period	32,544	18,084
Unrestricted cash and cash equivalents at end of period	$34,026	$16,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,546	$14,277
Income taxes paid	18	22

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(4,081)	4,124
Debt and liabilities extinguished through sales and collections on bonds	925	26,035
Decrease in unfunded commitments for equity investments	771	12,481
Debt assumed upon acquisition of interests in securitization trusts	−	634
Assets received in troubled debt restructuring	−	9,450
Increase in assets due to initial consolidation of funds and ventures	−	45,692
Increase in liabilities and noncontrolling interests due to initial consolidation of funds and ventures	−	45,692
Decrease in assets due to deconsolidation of funds and ventures	−	29,141
Decrease in liabilities and noncontrolling interests due to deconsolidation of funds and ventures	−	25,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Municipal Mortgage & Equity, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Except as expressly indicated or unless the context otherwise requires, the “Company,” “MuniMae,” “we,” “our” or “us” means Municipal Mortgage & Equity, LLC, a Delaware limited liability company, and its majority owned subsidiaries.

Business, Going Concern and Liquidity Issues

Beginning in the second half of 2007, the capital markets in which the Company operates began to deteriorate, which restricted the Company’s access to capital.  This lack of liquidity resulted in the Company having to sell assets, liquidate collateral positions, post additional collateral, sell or close different business segments and work with its creditors to restructure or extend debt arrangements.  Although the Company has been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, such that none of our obligations have been accelerated at present, most of these extensions, restructurings and forbearance agreements are short-term in nature and do not provide a viable long-term solution to the Company’s liquidity issues.

The Company plans to continue to work with its capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, the Company will have to continue to reduce its operating costs in order to be a sustainable business.  All of these actions are being pursued in order to achieve the objective of the Company continuing operations.  However, the success of management’s objective is dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service the Company’s non-bond related debt and the Company’s on-going operating expenses.  There can be no assurance that management will be successful in addressing the Company’s liquidity issues.  More specifically, there is uncertainty as to whether management will be able to restructure or settle its non-bond debt in a sufficient manner to allow the Company’s cash flow to support its operations.

The Company’s ability to restructure its debt is especially important with respect to our subordinated debentures. The weighted average pay rate on $196.7 million (unpaid principal balance) of subordinated debentures was 2.08% at March 31, 2011. Our pay rates are due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.6%. We do not currently have the liquidity to meet these increased payments. In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness. There is also uncertainty related to the Company’s ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding the Company’s bond investing activities that could impact the Company’s ability to generate sufficient cash flow from the bond portfolio. These uncertainties could adversely impact the Company’s financial condition or results of operations. In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary business is the bond business, which consists of investments in tax-exempt bonds secured by affordable housing properties.  Substantially all of the Company’s operating cash flow is from the Company’s bond portfolio, which is generated by subsidiaries of the Company that hold substantially all of the Company’s bonds.  These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash to MuniMae.  One of these subsidiaries is MuniMae TE Bond Subsidiary, LLC (“TEB”), which holds 90.4% of the carrying value of the Company’s bonds at March 31, 2011.  The Company indirectly owns all of TEB’s common stock.  TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, as well as cash distributions to MuniMae and imposing certain requirements in the event of merger, sale or consolidation.  In 2010, TEB retained $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae pursuant to a March 25, 2010 amendment to its operating agreement.  At March 31, 2011:

•	TEB’s leverage ratio was 59.3%, which was effectively at the incurrence limit of 60%;

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute cash to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

Total common shareholder distributions from TEB for the three months ended March 31, 2011 and 2010 were $9.2 million and $2.5 million, respectively.

All of TEB’s common stock is pledged by the Company to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, the Company entered into a forbearance agreement with this creditor (“Counterparty”) which restricted the Company’s ability to utilize common distributions from TEB.  The key provisions of this agreement are as follows:

•
Forbearance from the minimum net asset value requirement and the financial reporting requirement contained in the interest rate swap agreements until the earlier of June 30, 2012 or when TEB regains compliance with the leverage and liquidation incurrence ratios.

•	The Company must post a portion of the distributions it receives on TEB’s common stock as follows:

o
For quarterly distributions beginning in the fourth quarter of 2010 and continuing through to the third quarter of 2011, the Company will post restricted distributions equal to 50% of common distributions, less $0.8 million.

o
For quarterly distributions beginning in the fourth quarter of 2011 and continuing until TEB is in compliance with both its leverage ratio and liquidation preference ratio, the Company will post restricted distributions equal to 50% of common distributions.  Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted distributions have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity and net worth requirements related to a TEI debt agreement.  The most restrictive covenant requires TEI to maintain a minimum net worth of $125 million.  At March 31, 2011, TEI’s net worth was $163.4 million.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements represent the consolidation of Municipal Mortgage & Equity, LLC and all companies that we directly or indirectly control, either through majority ownership or otherwise.  See Note 1, “Description of the Business and Basis of Presentation” to the consolidated financial statements in our 2010 Form 10-K, which discusses our consolidation presentation and our significant accounting policies.
Use of Estimates
The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies and revenues and expenses.  Management has made significant estimates in certain areas, including the determination of fair values for bonds, loans held for sale (“HFS”), derivative financial instruments, guarantee obligations, and certain other assets and liabilities of consolidated funds and ventures.  Management has made significant estimates in the determination of impairment on bonds, loans and real estate investments.  Actual results could differ materially from these estimates.

Interim Period Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The condensed consolidated financial statements are unaudited.  These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2010 Form 10-K.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2—BONDS AVAILABLE-FOR-SALE

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

Mortgage Revenue Bonds

Mortgage revenue bonds are issued by state and local governments or their agencies or authorities to finance multifamily housing; however, the only source of recourse on these bonds is the collateral, which is a first mortgage or a subordinate mortgage on the underlying properties.  For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.  The Company’s subordinate bonds had an aggregate fair value of $46.6 million and $40.2 million at March 31, 2011 and December 31, 2010, respectively.  The Company’s rights under the mortgage revenue bonds are defined by the contractual terms of the underlying mortgage loans, which are pledged to the bond issuer and assigned to a trustee for the benefit of bondholders to secure the payment of debt service (any combination of interest and/or principal as laid out in the trust indenture) on the bonds.  The mortgage loans are not assignable unless the bondholder has consented.

Mortgage revenue bonds can be non-participating or participating.  Participating mortgage revenue bonds allow the Company to receive additional interest from net property cash flows in addition to the base interest rate.  Both the stated and participating interest on the Company’s mortgage revenue bonds are exempt from federal income tax, although this income may be included as part of a taxpayer’s alternative minimum tax for federal income tax purposes.  The Company’s participating mortgage revenue bonds had an aggregate fair value of $53.6 million and $52.9 million at March 31, 2011 and December 31, 2010, respectively.

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

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$1,154,839	$(8,020)	$(147,590)	$69,903	$1,069,132
Other bonds	163,156	(13,190)	(39,882)	20,696	130,780
Total	$1,317,995	$(21,210)	$(187,472)	$90,599	$1,199,912

	December 31, 2010
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$1,196,695	$(7,852)	$(145,684)	$69,883	$1,113,042
Other bonds	148,793	(13,369)	(39,590)	22,160	117,994
Total	$1,345,488	$(21,221)	$(185,274)	$92,043	$1,231,036

(1)	Includes premiums, discounts and deferred costs.

Maturity
The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at March 31, 2011.
	March 31, 2011
(in thousands)	Amortized Cost		Fair Value
Non-Amortizing:
Due in less than one year	$	−	$	−
Due between one and five years		−		−
Due between five and ten years		−		−
Due after ten years		20,152		41,747
Amortizing:
Due at stated maturity dates between December 2013 and June 2056		1,089,161		1,158,165
		$1,109,313		$1,199,912

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction or penalty at March 31, 2011, as well as the year in which the remaining portfolio becomes prepayable without restriction or penalty.

	March 31, 2011
(in thousands)	Unpaid Principal Balance	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions or penalties at March 31, 2011	$153,222	$120,439	$143,188
April 1 through December 31, 2011	8,550	7,257	7,413
2012	31,219	25,598	26,609
2013	16,797	14,905	15,788
2014	29,138	28,792	30,048
Thereafter	979,562	828,205	881,651
Bonds that may not be prepaid	99,507	84,117	95,215
Total	$1,317,995	$1,109,313	$1,199,912

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $87.7 million and $83.6 million at March 31, 2011 and December 31, 2010, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income, on a cash basis, of $1.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $5.9 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net (losses) gains on bonds” for bonds sold or redeemed during the three months ended March 31, 2011 and 2010, as well as for bonds still in the Company’s portfolio at March 31, 2011 and 2010, respectively.

	For the three months ended March 31,
(in thousands)	2011	2010
Bond impairment recognized on bonds held at each period-end	$(3,510)	$(6,434)
Losses recognized at time of sale/redemption	(1,036)	(2)
Gains recognized at time of sale/redemption	715	368
Total net losses on bonds	$(3,831)	$(6,068)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bonds over the construction or renovation period.  At March 31, 2011 and December 31, 2010, there were no unfunded bond commitments.

NOTE 3—LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

The Company disaggregates its lending portfolio into four categories: construction, permanent, bridge and other loans, defined as follows.

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

See Note 17, “Consolidated Funds and Ventures,” for discussion of the Company’s loans related to consolidated funds and ventures.

Loans Held for Sale

The following table summarizes the cost basis of loans held for sale by loan type and the lower of cost or market (“LOCOM”) adjustment to record these loans at the lower of cost or market at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011		December 31, 2010
Construction	$	−	$5,601
Permanent		12,663	20,647
Bridge		1,793	1,793
Other		714	640
		15,170	28,681
LOCOM Adjustment		(9,886)	(9,692)
Loans held for sale, net		$5,284	$18,989

Outstanding loan balances include unearned income and net deferred fees of $0.4 million at March 31, 2011 and December 31, 2010.

The carrying value of non-accrual loans was $0.7 million at March 31, 2011 and December 31, 2010.

The Company recorded cash proceeds on loan sales and pay-offs of $13.6 million and $5.4 million and corresponding net gains on loan sales and pay-offs of $0.1 million and losses of $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the activity in LOCOM adjustments (all reported through continuing operations) for the three months ended March 31, 2011 and 2010:
	For the three months ended March 31,
(in thousands)	2011	2010
Balance-January 1,	$9,692	$32,582
LOCOM adjustments	194	(208)
Recoveries and (charge-offs), net	−	(18,356)
Balance-March 31,	$9,886	$14,018

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”) by loan type at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011		December 31, 2010
Construction	$	−	$31,776
Permanent		8,980	9,048
Bridge		27,154	27,177
Other		19,602	19,645
		55,736	87,646
Allowance for loan losses		(34,278)	(33,713)
Loans held for investment, net		$21,458	$53,933

Outstanding loan balances include unearned income and net deferred fees of $0.4 million at March 31, 2011 and December 31, 2010.

The carrying value of non-accrual loans was $7.5 million at March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010 there were no loans held for investment past due 90 days or more and still accruing interest.

The following table provides an aging analysis for the carrying value of loans held for investment at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Total current	$13,997	$46,472
30-59 days past due	−	−
60-89 days past due	−	−
Greater than 90 days	7,461	7,461

The following table summarizes information about loans held for investment which were specifically identified as impaired at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Impaired loans with a specific reserve	$15,509	$9,450
Impaired loans without a specific reserve (1)	−	−
Total impaired loans	$15,509	$9,450

Average carrying value of impaired loans	$15,820	$9,847

(1)
A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement; however, when the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, the loan does not require a specific reserve.

The unpaid principal balance of impaired loans was $52.4 million and $45.0 million at March 31, 2011 and December 31, 2010, respectively.  The Company recognized $0.2 million and $0.1 million, on a cash basis, of interest income on impaired loans for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:
	For the three months ended March 31,
(in thousands)	2011	2010
Balance-January 1,	$33,713	$29,238
Provision for loan losses	565	3,467
(Charge-offs) and recoveries, net	−	35
Balance-March 31,	$34,278	$32,740

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans.  At March 31, 2011 and December 31, 2010, the total unfunded loan commitments for performing HFI loans were $0.3 million.  There were no outstanding unfunded commitments for performing HFS loans at March 31, 2011 and December 31, 2010.

There were no commitments to lend additional funds to borrowers whose loans were impaired at March 31, 2011 and December 31, 2010.

NOTE 4—INVESTMENTS IN PREFERRED STOCK

As partial consideration for the Company’s sale of its Agency Lending business, on May 15, 2009, the Company received three series of preferred stock from the purchaser with a par amount of $47.0 million: Series A Preferred units of $15.0 million, Series B Preferred units of $15.0 million and Series C Preferred units of $17.0 million, which entitles the Company to receive cumulative quarterly cash distributions at annualized rates of 17.5%, 14.5% and 11.5%, respectively.  As part of the Company’s sale of its Agency Lending business, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date (expiring May 15, 2013), for payments the purchaser may be required to make under loss sharing arrangements with the Federal National Mortgage Association (“Fannie Mae”) and other government-sponsored enterprises or agencies with regard to loans they purchased from us.  The Series B and Series C preferred stock agreements have a provision that provides for this loss sharing reimbursement to be satisfied, if necessary, by cancellation of Series C Preferred units and then Series B Preferred units, rather than by cash.  The fair value of the preferred stock on May 15, 2009, the sale date, was estimated at $37.7 million.  This amount includes a $9.3 million reduction against the $47.0 million par amount for the estimated exposure associated with the loss sharing arrangement.  The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value.  The carrying value of the preferred stock was $36.4 million at March 31, 2011 and December 31, 2010.  The estimated fair value of the preferred stock was $37.8 million and $37.5 million at March 31, 2011 and December 31, 2010, respectively.  The Company did not record impairment charges on the preferred stock for the three months ended March 31, 2011.  The Company recorded impairment charges on the preferred stock of $0.5 million for the three months ended March 31, 2010.  Since the inception date, the Company cancelled $3.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement.  In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at March 31, 2011 and December 31, 2010 the fair value of this obligation was $0.5 million and $0.4 million, respectively.  See Note 11, “Guarantees and Collateral.”  Since the sale of the Agency Lending business, the Company incurred $1.2 million in realized losses related to these specific loans.

NOTE 5—INVESTMENTS IN UNCONSOLIDATED VENTURES

The following table summarizes the investments in unconsolidated ventures at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Investments in Real Estate Related Entities	$6,837	$6,842

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

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures for which the Company holds an equity investment at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$57,370	$66,601
Total liabilities (primarily debt)	22,707	22,600

The following table displays the net income for the three months ended March 31, 2011 and 2010 for the ventures in which the Company holds an equity investment:

	For the three months ended March 31,
(in thousands)	2011	2010
Net income	$122	$168

NOTE 6—OTHER ASSETS

The following table summarizes other assets at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Other assets:
Accrued interest receivable	$8,924	$10,793
Property and equipment, net	1,313	1,453
Federal and state tax receivables	5,157	5,539
Debt issue costs, net	10,123	10,349
Real estate owned	13,155	13,231
Other assets	3,366	4,662
Total other assets	$42,038	$46,027

Property and equipment are recorded at cost, net of accumulated depreciation and amortization, which was $3.8 million at March 31, 2011 and December 31, 2010.  Total depreciation expense recorded through continuing operations totaled $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which generally range from five to 15 years, depending on the asset or the lease term for leasehold improvements.

Real estate owned represents foreclosed property or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on their debt owed to the Company.  At March 31, 2011 and December 31, 2010, the Company had two parcels of undeveloped land that had a carrying value of $5.3 million, and a market rate multifamily housing property with a carrying value of $7.8 million and $7.9 million, respectively.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at March 31, 2011 and December 31, 2010.

	Fair Value
	March 31, 2011		December 31, 2010
(in thousands)	Assets	Liabilities	Assets	Liabilities

Interest rate swaps	$6,071	$17,488	$6,812	$19,561
Other	17	571	−	592
Total derivative financial instruments	$6,088	$18,059	$6,812	$20,153

The following table summarizes the derivative notional amounts at March 31, 2011 and December 31, 2010.

	Notional
(in thousands)	March 31, 2011	December 31, 2010

Interest rate swaps	$303,735	$303,735
Other	19,960	23,974

The following table summarizes derivative activity for the three months ended March 31, 2011 and 2010.

	Realized/Unrealized Gains (Losses) Reported Through Continuing Operations For the three months ended March 31,
(in thousands)	2011		2010

Interest rate swaps (1)	$	−	$(2,499)
Other		(71)	632
Total		$(71)	$(1,867)

(1)
The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.”  Net cash paid was $1.4 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.

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

All of the Company’s interest rate swap agreements are entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements.  At March 31, 2011, the Company had interest rate swap contracts with the Counterparty totaling $303.7 million (notional) with a net fair value obligation of $11.4 million.  The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done.  Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps.  On December 8, 2010, the Company entered into an amended and restated forbearance agreement with the Counterparty that, among other things, extends the forbearance date to the earlier of June 30, 2012 or when TEB is in compliance with its leverage and liquidation incurrence ratios.

NOTE 8—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011		Weighted-Average Interest Rate at Period-End	December 31, 2010	Weighted-Average Interest Rate at Period-End

Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts:
Due within one year (2)	$	−	−	$15,985	0.4%
Due after one year (2)		729,910	0.7%	732,115	0.7
Mandatorily redeemable preferred shares (3):
Due within one year		5,662	7.5	5,558	7.5
Due after one year		122,744	8.5	127,971	8.6
Notes payable and other debt (4):
Due within one year		5,654	6.0	5,654	6.0
Due after one year		66,859	6.7	68,444	6.7
Total bond related debt		930,829		955,727

Non-bond related debt:
Notes payable and other debt:
Due within one year		59,588	7.4	106,520	7.4
Due after one year		33,021	10.9	27,267	12.1
Subordinated debentures (5)
Due after one year		186,617	8.8	183,711	8.8
Line of credit facilities:
Due within one year		−	−	4,190	6.0
Total non-bond related debt		279,226		321,688

Total debt		$1,210,055		$1,277,415

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations of TEB and TEI.

(2)
The Company also incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 1.9% December 31, 2010.  These additional fees bring the weighted average interest rate (due after one year) to 1.9% and 2.0% at March 31, 2011 and December 31, 2010, respectively.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $4.2 million and $4.4 million at March 31, 2011 and December 31, 2010, respectively.

(4)	Included in notes payable and other debt are unamortized discounts of $1.8 million at March 31, 2011 and December 31, 2010.

(5)	Included in subordinated debentures are unamortized discounts of $10.1 million and $13.0 million at March 31, 2011 and December 31, 2010, respectively.

Senior Interests and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the subordinated interests.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  Substantially all of the senior interests are variable rate debt.  The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.  The senior interest holders have recourse to the third party credit enhancement or insurance, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts, the additional collateral pledged, and, in certain cases, to the general recourse of the Company.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.  In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any realized net capital gains during the immediately preceding taxable year, if any.  There were no capital gains distributions for the three months ended March 31, 2011 and 2010.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at March 31, 2011:
	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Annual Aggregate Distribution and Redemption Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date

Series A Mandatorily Redeemable Preferred Shares	May 27, 1999	37.5	$1,829,523	7.50%	12.68%	June 30, 2011	June 30, 2049

Series B Mandatorily Redeemable Preferred Shares	June 2, 2000	30	2,000,000	9.56	N/A	November 1, 2011	June 30, 2050

Series B-1 Mandatorily Redeemable Preferred Shares	October 9, 2001	2	2,000,000	9.56	N/A	November 1, 2011	June 30, 2050

The credit ratings of TEB and each series of preferred shares are currently non-investment grade due to credit weaknesses in the multifamily housing sector, required amortization of certain preferred shares, as well as the rollover risk of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) credit facility on bonds that provide revenues to TEB, which expires in 2013.  These credit ratings are not required under TEB’s Operating Agreement and therefore do not change any terms or rights of the preferred shares.

On January 24, 2011, the Company repurchased $4.0 million of the original par amount of the 6.80% Series B-1 Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 86.5% of face value and recognized a gain on debt extinguishment of $0.4 million.  On May 4, 2011, the Company repurchased the remaining $4.0 million original par amount of the 6.8% Series B-1 Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 86.5% of face value and recognized a gain on debt extinguishment of $0.4 million.

The Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3 and A-4 cumulative perpetual preferred shares are all of equal priority.  See Note 13, “Equity,” for the terms related to the perpetual preferred shares.  Series B cumulative mandatorily redeemable preferred shares and the Series B-2 and B-3 cumulative perpetual preferred shares are all of equal priority and are junior to Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3, and A-4 cumulative perpetual preferred shares.  Unlike the cumulative mandatorily redeemable preferred shares, the cumulative perpetual preferred shares are included in equity.  See Note 13, “Equity.”

The mandatorily redeemable preferred shares are subject to remarketing on the dates specified in the table above.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap described herein.  If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could adversely impact the Company’s financial condition and results of operations.  More specifically, the aggregate distribution and redemption rate on the Series A shares would continue at 12.68% until there is a remarketing which is not a failed remarketing.  However, the distribution rate on the Series B shares could, at most, be reset to two times the 15 year BAA municipal bond yield if the remarketing on November 1, 2011 were to fail.  On May 12, 2011, two times the 15 year BAA municipal bond yield was 10.7%.

Except as described below, the mandatorily redeemable preferred shares are not redeemable prior to the remarketing dates.

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a remarketing of the shares did not occur and the following events occurred on or prior to the remarketing date.

•
The Series B and B-1 shares were subject to remarketing on November 1, 2010.  The holders of a majority of the outstanding Series B and B-1 shares, voting separately, elected to waive the November 1, 2010 remarketing requirement, effective November 1, 2010, and to increase the distribution rate on the Series B and B-1 shares from 7.75% and 6.8%, respectively, to 9.56% for one year.  The next mandatory remarketing date for the Series B Preferred Shares will occur on November 1, 2011.

•
Effective June 30, 2009, the Series Exhibit for Series A was amended and restated.  The amendment increased the distribution rate from 6.88% to 7.50% effective July 1, 2009, on the outstanding mandatorily redeemable preferred shares and provided for redemptions of shares beginning in October 31, 2009 and continuing through October 31, 2021, for an annual aggregate distribution and redemption rate of 12.68%.  The holders of a majority of the outstanding Series A shares, voting separately, elected to waive the June 30, 2010 remarketing requirement.  As a result, the next mandatory remarketing date for the Series A Preferred Shares will occur on June 30, 2011.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets.  In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinated Debentures

The table below represents a summary of the key terms of the subordinated debentures issued by MMA Mortgage Investment Corporation (“MMIC”) and MMA Financial Holdings, Inc. (“MFH”) at March 31, 2011:

(dollars in thousands)
Issuer	Debenture Principal	Net Discount (1)		Debenture Carrying Value	Optional Redemption Date	Interim Principal Payments	Debentures Maturity Date	Coupon Interest Rate
MMIC	$30,000	$	−	$30,000	May 5, 2014	−	May 5, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury
MFH	58,420		(3,247)	55,173	May 5, 2014	−	May 5, 2034	0.75% to January 2012, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury
MFH	61,000		(3,616)	57,384	March 30, 2010	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%
MFH	47,275		(3,215)	44,060	July 30, 2010	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%
	$196,695		$(10,078)	$186,617

(1)	The discount represents additional principal owed for which no cash proceeds were received less the amount of cumulative discount that has been amortized through March 31, 2011.

Interest expense on the subordinated debentures totaled $3.9 million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively.

If the Company is not able to negotiate other arrangements, the Company will not be able to pay the interest on the subordinated debentures when the rate increases beginning in the first quarter of 2012, or possibly sooner.  If these subordinated debentures were accelerated the Company would not be able to pay the debt.

Covenant Compliance and Debt Maturities

As a result of the Company restructuring its debt agreements or obtaining forbearance agreements, none of our obligations have been accelerated at present.  The Company had debt agreements totaling $54.6 million at March 31, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2011.  The Company is currently negotiating an extension of these forbearance agreements.

The following table summarizes the annual principal payment commitments at March 31, 2011:

(in thousands)
2011 (1)	$68,850
2012	72,896
2013	47,039
2014	32,898
2015	39,745
Thereafter	948,627
Total	$1,210,055

(1)
Of this amount, $54.6 million represents proceeds from the legal transfer of assets that failed to receive sale accounting and are therefore accounted for as a secured borrowing, all of which is subject to the above mentioned forbearance agreements.

Letters of Credit

The Company has letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support Company obligations.  At March 31, 2011, the Company had $55.8 million in outstanding letters of credit posted as collateral, of which $10.0 million will mature in the second quarter of 2011; $25.1 million will mature in the third quarter of 2011; $14.2 million will mature in 2012 and the remaining $6.5 million will mature in 2017.  For those letters of credit that expire in the second and third quarters of 2011, we are in the process of either reducing them or having their maturity dates extended.  Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

NOTE 9—FINANCIAL INSTRUMENTS

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

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Loans held for investment	$21,458	$19,734	$53,933	$52,045
Loans held for sale	5,284	5,732	18,989	20,156
Investment in preferred stock	36,371	37,845	36,371	37,487

Liabilities:
Line of credit facilities	−	−	4,190	4,190
Senior interests and debt owed to securitization trusts	729,910	730,449	748,100	748,665
Notes payable and other debt	165,122	118,299	207,885	162,024
Subordinated debentures	186,617	27,537	183,711	27,537
Mandatorily redeemable preferred shares	128,406	118,189	133,529	123,444
Liabilities of consolidated funds and ventures:
Notes payable	3,677	3,677	3,709	3,709

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Lending Commitments	$283	$283	$315	$315

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

Liabilities of consolidated funds and ventures:
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

NOTE 10—FAIR VALUE MEASUREMENTS

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

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

		Fair Value Measurement Levels at March 31, 2011
(in thousands)	March 31, 2011	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,199,912	$	−	$	−	$1,199,912
Derivative assets	6,088		−		6,088	−

Liabilities:
Derivative liabilities	$18,059	$	−		$17,488	$571

		Fair Value Measurement Levels at December 31, 2010
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,231,036	$	−	$	−	$1,231,036
Derivative assets	6,812		−		6,812	−

Liabilities:
Derivative liabilities	$20,153	$	−		$19,603	$550

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total losses included in earnings	(4,260)	(21)
Total losses included in other comprehensive income	(1,445)	−
Impact from sales	(21,123)	−
Impact from settlements	(4,296)	−
Balance, March 31, 2011	$1,199,912	$(571)

The following table provides the amount included in earnings from continuing operations related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement.

(in thousands)	Net losses on bonds (1)		Equity in Losses from Lower Tier Property Partnerships		Net gains (losses) on derivatives

Change in realized gains related to assets and liabilities held at January 1, 2011, but settled during 2011	$	−	$	−	$9
Change in unrealized losses related to assets and liabilities still held at March 31, 2011		(3,510)		(750)	(30)
Additional realized losses recognized at settlement		(321)		−	–
Total losses reported in earnings		$(3,831)		$(750)	$(21)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2010:
(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2010	$1,348,133	$(919)
Total (losses) gains included in earnings	(6,988)	447
Total gains included in other comprehensive income	3,602	−
Impact from purchases	635	−
Impact from sales	(14,793)	−
Impact from deconsolidation of GP Take Back partnership	6,422	−
Impact from settlements	(19,393)	−
Balance, March 31, 2010	$1,317,618	$(472)

The following table provides the amount included in earnings continuing operations related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement.

(in thousands)	Net (losses) gains on bonds (1)		Equity in Losses from Lower Tier Property Partnerships		Net gains on derivatives

Change in realized gains related to assets and liabilities held at January 1, 2010, but settled during 2010	$	−	$	−	$403
Change in unrealized (losses) gains related to assets and liabilities still held at March 31, 2010		(6,434)		(554)	44
Additional realized gains recognized at settlement		366		−	−
Total (losses) gains reported in earnings		$(6,068)		$(554)	$447

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial and non-financial instruments:

Bonds Available-for-Sale – The fair value is based on quoted prices, where available.  Otherwise, the fair value of performing bonds is based on discounted cash flows based on the expected bond payments, including certain prepayment assumptions that take into consideration lock-out and other prepayment penalties.  The discount rate takes into consideration current market yields for similar instruments, specific bond credit characteristics and other bond attributes, like the location of the property securing the bond and the bond size.  The weighted average discount rate for the performing bond portfolio was 7.03% and 7.13% at March 31, 2011 and December 31, 2010, respectively.  The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value, which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value.  If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate averaged 9.7% and 10.0% at March 31, 2011 and December 31, 2010, respectively.  The capitalization rate averaged 8.5% and 8.7% at March 31, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments – The fair value of derivatives was based on dealer quotes, where available, or estimated using valuation models incorporating current market assumptions.  The Company’s interest rate swap agreements have collateral posting requirements that are considered in determining the fair value of these instruments.

The following tables present assets that are measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

		Fair Value Measurement Levels at March 31, 2011					Total Losses Reported Through:
(in thousands)	March 31, 2011	Level 1		Level 2		Level 3	Continuing Operations	Discontinued Operations
Assets:
Loans held for sale	$1,591	$	−	$	−	$1,591	$(195)	$	−

		Fair Value Measurement Levels at December 31, 2010					Total Gains (Losses) Reported Through:
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3	Continuing Operations	Discontinued Operations
Assets:
Loans held for sale	$7,352	$	−	$	−	$7,352	$19	$	−
Investments in unconsolidated ventures	6,779		−		−	6,779	(2,652)		−

The following methods or assumptions were used to estimate the fair value of these nonrecurring financial and non-financial instruments:

Loans Held for Sale – The fair value of loans held for sale was estimated by discounting the expected cash flows using current market yields for similar loans.

NOTE 11—GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees, by type, at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements	$806	$463	$430	$379
Indemnification contracts	112,404	2,116	112,404	2,198
Other financial/payment guarantees	8,284	4,669	8,284	4,658
Total	$121,494	$7,248	$121,118	$7,235

Mortgage Banking Loss-Sharing Agreements

Prior to the sale of its Agency Lending business in May 2009, the Company had exposure to losses and/or servicing advances relating to defaulted real estate mortgage loans originated by the Company and sold to Fannie Mae under its Delegated Underwriting and Servicing (“DUS”) program, including servicing advances for payment of principal, interest, taxes or insurance premiums, and the loss of principal after foreclosure.  As part of the sale, the Company retained its DUS obligation related to specific loans; however, beginning May 2009, the obligation is to the purchaser of the Agency Lending business.  For the three months ended March 31, 2011 and 2010, the Company recognized a loss of $0.1 million and $0.4 million, respectively.  The Company incurred no actual cash payments under its DUS loss sharing and indemnification agreements for the three months ended March 31, 2011 and 2010.

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the Tax Credit Equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain Low Income Housing Tax Credit Funds (“LIHTC Funds”) and indemnifications related to property performance on certain Lower Tier Property Partnerships.  The Company has not made any cash payments related to these indemnification agreements for the three months ended March 31, 2011 and 2010.

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

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at March 31, 2011 and December 31, 2010:

		March 31, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$7,960	$1,086,249	$	−	$	−	$	−	$1,094,209
Notes payable, warehouse lending and lines of credit	B	14,549	54,225		25,012		6,779		2,000	102,565
Other	C	3,341	32,458		−		13,155		−	48,954
Total		$25,850	$1,172,932		$25,012		$19,934		$2,000	$1,245,728

		December 31, 2010
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$7,577	$1,107,705	$	−	$	−	$	−	$1,115,282
Notes payable, warehouse lending and lines of credit	B	14,155	55,590		71,120		6,779		2,000	149,644
Other	C	3,255	33,885		−		12,527		−	49,667
Total		$24,987	$1,197,180		$71,120		$19,306		$2,000	$1,314,593

A.	This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases that expire at various dates through 2016.  Certain leases require the Company to pay property taxes, maintenance and other costs.

Rental expense for operating leases was $1.0 million (of which $0.4 million was reported as discontinued operations) and $1.1 million (of which $0.5 million was reported as discontinued operations) for the three months ended March 31, 2011 and 2010, respectively.  Rental income received from sublease rentals was $0.7 million (of which $0.4 million was reported as discontinued operations) and $0.6 million (of which $0.4 million was reported as discontinued operations) for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at March 31, 2011:

(in thousands)
2011	$2,915
2012	3,859
2013	3,768
2014	2,626
2015	1,202
Thereafter	363
Total minimum future rental commitments	$14,733

The Company expects to receive $10.6 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

At March 31, 2011, the Company and certain of its subsidiaries, as well as certain former and current officers, directors and employees were named as defendants in various litigation matters arising in the ordinary course of business.  Certain of these proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

The Company establishes reserves for litigation matters when those matters present loss contingencies that both are probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at March 31, 2011.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

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

In December 2009, the Company received correspondence from the SEC’s Division of Corporation Finance noting the Company’s status as a non-current filer and advising the Company that the SEC could, in the future, bring an administrative proceeding to revoke the Exchange Act registration of the Company’s common shares and/or order, without further notice, the suspension of trading of the Company’s common shares.  The Company has provided notice to the Division of Corporation Finance of each public financial statement filing the Company has made since the receipt of their letter in order to keep them apprised of the Company’s progress toward becoming a current filer.

NOTE 13—EQUITY

Loss Per Common Share

The following table provides a summary of net loss to common shareholders as well as information pertaining to weighted average shares used in the per share calculations for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
(in thousands)	2011	2010

Net loss from continuing operations	$(4,586)	$(10,114)
Net (loss) income from discontinued operations	(110)	80
Net loss to common shareholder	$(4,696)	$(10,034)

Basic weighted-average shares (1)	40,855	40,369
Common stock equivalents	−	−
Diluted weighted-average shares	40,855	40,369

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

For the three months ended March 31, 2011 and 2010, the Company had a net loss and thus, any incremental shares would be anti-dilutive.  The average number of anti-dilutive options that were excluded from common stock equivalents for the three months ended March 31, 2011 and 2010 were 1,189,031 and 788,921, respectively.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.  In addition to quarterly distributions, the holders of both the cumulative perpetual preferred shares and the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any net capital gains the Company recognized during the immediately preceding taxable year, if any.  There were no capital gains distributions made or accumulated for the three months ended March 31, 2011 and 2010.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at March 31, 2011.
	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series A-3	November 4, 2005	9	2,000,000	4.95	September 30, 2012	September 30, 2012
Series A-4	November 4, 2005	8	2,000,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000,000	9.75	September 30, 2012	September 30, 2012
Series C-1	October 19, 2004	13	1,000,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	17	2,000,000	5.90	September 30, 2015	September 30, 2020

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series mandatorily redeemable preferred shares.  Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.  If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could be significant and adversely impact the Company’s financial condition and results of operations.  Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time. Based on the terms of each series agreement and municipal bond yields on May 11, 2011, if all distribution rates were reset on May 12, 2011 to distribution rates under a failed remarketing, then the Company’s annual distributions would increase by $0.7 million.  However, it should be noted that none of this potential increase would be realized prior to September 30, 2012, and 95% would not be realized prior to September 30, 2015.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

On February 16, 2011, the Company repurchased $4.0 million of the original par amount of the 4.90% Series A-2 Subordinate Cumulative Perpetual Preferred Shares at 79.5% of face value.  On February 17, 2011, the Company retired the shares and recognized an increase in common shareholders’ equity of $0.7 million.

On May 4, 2011, the Company repurchased $6.0 million of the original par amount of the 4.95% Series A-3 Subordinate Cumulative Perpetual Preferred Shares at 82.0% of face value and recognized an increase in common shareholders’ equity of $0.9 million.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates.  In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company does not wholly own at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Noncontrolling interests in:
LIHTC Funds	$467,949	$479,174
Lower Tier Property Partnership	3,486	3,915
South African Workforce Fund	84,526	80,322
Other consolidated entities	6,029	6,145
Total	$561,990	$569,556

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies.  In allocating income between the Company and the noncontrolling interest holders of the Company, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities.  See Note 17, “Consolidated Funds and Ventures,” for further information.

NOTE 14—STOCK-BASED COMPENSATION

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Employees’ Stock-based Compensation plan	$16	$13
Non-employee Directors’ Stock-based Compensation plan	50	50
Total	$66	$63

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 1,237,993 shares were still available to be issued at March 31, 2011.  The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company has outstanding only two types of awards, non-qualified common stock options and deferred share awards.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.  For the three months ended March 31, 2011, the per share weighted average fair value for the Company’s outstanding options and the corresponding liability was inconsequential.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value		Period End Liability
Outstanding at January 1, 2011	1,145.0	$7.01	8.2	$	−	$116
Granted.	−	−
Exercised	−	−
Forfeited/Expired	−	−
Outstanding at March 31, 2011	1,145.0	7.01	8.0		−	132

Options Exercisable at:
March 31, 2011	695.0	$11.39	7.3	$	−

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, upon death or disability.  The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests.  Once the deferred shares vest, the Company typically issues common shares to the employee; however, some employees elected to have the Company delay the issuance of the shares until the shares can be freely traded.

There was no outstanding liability for deferred share awards at March 31, 2011 and December 31, 2010.

The following table summarizes deferred share activity under the Employees’ Stock-Based Compensation Plan:

(in thousands)	Number of Shares
Unvested shares at January 1, 2011	1.9
Granted	−
Forfeited	−
Rescinded	−
Vested	(1.9)
Unvested shares at March 31, 2011	−

Shares vested and expected to vest:
March 31, 2011	−

Non-employee Directors’ Stock-Based Compensation Plan

During 2009 the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares.  In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plan.  A total of 1,819,389 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plan at March 31, 2011.  The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	59.0	$24.44	1.5	$	−
Exercised	−	–
Expired/Forfeited	(15.0)	–
Outstanding at March 31, 2011 (1)	44.0	24.56	1.7		−

Options Exercisable at:
March 31, 2011	44.0	$24.56	1.7	$	−

(1)	Includes options vested and expected to vest.

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the three months ended March 31, 2011 and 2010.  The directors are fully vested in these shares at the grant date.
(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
March 31, 2011	53,419	$0.12	160,256	$0.12	$50
March 31 , 2010	−	−	115,741	0.22	50

For the three months ended March 31, 2011 and 2010, the Company recognized $50,000 in director fees expense, of which $25,000 was paid in cash.  Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

NOTE 15—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

Transactions with Shelter Group, LLC (“Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in Shelter Group.  One of the Company’s tax-exempt bond investments is secured by a multifamily property in which the Shelter Group has an ownership interest.  Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments.  During the three months ended March 31, 2011 and 2010, there were three such property management contracts between the Company and Shelter Group for which fees paid by the properties under these contracts approximated $0.1 million for each three month period.  The Company’s carrying value of the tax-exempt bond secured by property owned by Shelter Group was $8.8 million and $8.9 million at March 31, 2011 and December 31, 2010, respectively.

Transactions with SCA Successor, Inc., SCA Successor II, Inc., and SCA Umbrella Limited Liability Company (collectively referred to as “SCA”)

Mr. Joseph has direct and indirect ownership interests in SCA, which holds directly or indirectly the general partner interests and limited partner interests in certain real estate partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds.  The Company is not the primary beneficiary of SCA and therefore SCA and the properties it owns are not consolidated.  The Company’s carrying value of the tax-exempt bonds secured by properties owned by SCA was $87.5 million and $87.2 million at March 31, 2011 and December 31, 2010, respectively.

NOTE 16—DISCONTINUED OPERATIONS

Business Sales

The Company sold the following business segments prior to 2010: the TCE business, the Agency Lending business and the Renewable Ventures business (except for a biomass project that was sold in April 2010).  These business segment disposals, as well as several other business dispositions, were accounted for as discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity from the businesses that were sold, including the gains and losses on dispositions, have been classified as “(Loss) income from discontinued operations, net of tax” and “Net losses allocable to noncontrolling interests from consolidated funds and ventures – related to discontinued operations” in the consolidated statements of operations.  Although there have not been any new dispositions that would qualify as discontinued operations since April 2010, there is continuing activity related to some of these dispositions that impact the 2010 and 2011 periods.  The following table represents the ongoing activity related to these dispositions.

	For the three months ended March 31,
(in thousands)	2011	2010

Operations:
Sublease income	$369	$359
Other income	83	294
Rent expense	(369)	(596)
Other expenses	(202)	(233)
Other gains	−	240
Equity in earnings from Lower Tier Property Partnerships	9	−
(Loss) income from operations	(110)	64
Disposal:
Net loss on discontinued operations	−	(35)
Net loss on sale	−	(35)
Net (loss) income from discontinued operations	(110)	29

Net loss allocable to noncontrolling interests	−	51
Net (loss) income to common shareholders from discontinued operations	$(110)	$80

NOTE 17—CONSOLIDATED FUNDS AND VENTURES

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

The total assets, by type of consolidated fund or venture, at March 31, 2011 and December 31, 2010, are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010
LIHTC Funds	$474,310	$485,998
Consolidated Lower Tier Property Partnerships	20,454	20,763
South African Workforce Fund	87,283	83,274
Other	11,662	11,960
Total assets of consolidated funds and ventures	$593,709	$601,995

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate multifamily affordable housing rental properties.  These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense.  The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting.  The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009.  However, the Company retained its general partner interest in certain LIHTC Funds.  The Company continues to consolidate 11 funds at March 31, 2011 and December 31, 2010.  The Company’s general partner ownership interests of the funds remaining at March 31, 2011 ranges from 0.01% to 0.04%.  The Company has guarantees associated with these funds.  These guarantees, along with the Company’s ability to direct the activities of the funds have resulted in the Company being the primary beneficiary.  At March 31, 2011 and December 31, 2010, the Company’s maximum exposure under these guarantees is estimated to be approximately $865 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company will assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company.  Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits.  As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships.  A number of these consolidated Lower Tier Property Partnerships were transferred to the buyer of the TCE business in July 2009.  At March 31, 2011 and December 31, 2010, there was one consolidated Lower Tier Property Partnership.

South African Workforce Fund

The Company is the general partner of the South Africa Workforce Housing Fund SA I (“SA Fund”), which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa.  At March 31, 2011 the Company has an equity funding commitment of $4.9 million or 2.7% of committed SA Fund capital.

Other

The Company also has consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest.  At March 31, 2011, these entities include non-profit organizations that provide charitable services and programs for the affordable housing market and two Company sponsored solar funds where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at March 31, 2011 and December 31, 2010.

Asset Summary:
(in thousands)	March 31, 2011	December 31, 2010
Investments in unconsolidated Lower Tier Property Partnerships	$424,311	$436,971
Other assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	37,700	36,082
Real estate, net	20,024	20,368
South African Fund investments	81,993	78,222
Solar projects	10,578	10,719
Other assets	19,103	19,633
Total assets of consolidated funds and ventures	$593,709	$601,995

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary.  Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method.  The following table provides the investment balances in unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$424,311	$436,971
Total assets of Lower Tier Property Partnerships (1)	$1,460,628	$1,461,505
Total liabilities of Lower Tier Property Partnerships (1)	1,054,979	1,049,244

(1)	The assets of the Lower Tier Property Partnerships primarily represent real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is generally limited to the Company’s equity investment (shown above), loans or advances and bond investments in these partnerships.  The Company’s total loan investment, including commitments to lend to these partnerships at March 31, 2011 and December 31, 2010, was $1.2 million.  The Company’s total bond investment, including commitments to advance to these partnerships at March 31, 2011 and December 31, 2010, was $435.2 million and $439.9 million, respectively.  The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Building, furniture and fixtures	$26,274	$26,272
Accumulated depreciation	(7,273)	(6,927)
Land	1,023	1,023
Total	$20,024	$20,368

Depreciation expense was $0.3 million for the three months ended March 31, 2011 and 2010.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the three months ended March 31, 2011 and 2010.

South African Fund Investments

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

The following section provides more information related to the liabilities of the consolidated funds and ventures at March 31, 2011 and December 31, 2010.

Liability Summary
(in thousands)	March 31, 2011	December 31, 2010
Liabilities of consolidated funds and ventures:
Debt	$3,677	$3,709
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	20,199	20,970
Other liabilities	3,055	3,136
Total liabilities of consolidated funds and ventures	$26,931	$27,815

Debt
The creditors of the Company’s consolidated funds and ventures do not have recourse to the assets or general credit of the Company.  At March 31, 2011 and December 31, 2010, the debt owed by the Solar Funds had the following terms:

	March 31, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,677	$3,677	8.3	%(1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

	December 31, 2010
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,709	$3,709	8.3	% (1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

The Company’s debt on solar facilities generally represents amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in these funds.  The Company does not anticipate making payments under these guarantees.

Income Statement Summary
	For the three months ended March 31,
(in thousands)	2011	2010
Revenue:
Solar fund revenue	$142	$169
Rental and other income from real estate	335	316
Interest and other income	83	106
Total revenue	560	591

Expenses:
Depreciation and amortization	1,025	1,117
Interest expense	148	89
Impairments and valuation adjustments	3,728	2,742
Other operating expenses	438	1,166
Total expenses	5,339	5,114

Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(7,873)	(12,291)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (from continuing operations)	14,266	13,779
Net income (loss) allocable to the common shareholders	$1,614	$(3,035)

Income Allocations between the Noncontrolling Interest Holders and the Company

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, in addition to the Company’s ownership interest, the Company’s other contractual arrangements need to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships are eliminated in consolidation.  Asset management fees, development fees, interest income on loans and bonds and guarantee fee income represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of  income between the noncontrolling interest holder and the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Beginning in the second half of 2007, the capital markets in which the Company operates began to deteriorate, which restricted our access to capital.  This lack of liquidity resulted in us having to sell assets, liquidate collateral positions, post additional collateral, sell or close different business segments and work with our creditors to restructure or extend debt arrangements.  Although we have been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, such that none of our obligations have been accelerated at present, most of these extensions, restructurings and forbearance agreements are short-term in nature and do not provide a viable long-term solution to our liquidity issues.

We plan to continue to work with our capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, we will have to continue to reduce our operating costs in order to be a sustainable business.  All of these actions are being pursued in order to achieve the objective of the Company continuing operations.  However, the success of management’s objective is dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service the Company’s non-bond related debt and the Company’s on-going operating expenses.  There can be no assurance that we will be successful in addressing those liquidity issues.  More specifically, there is uncertainty as to whether we will be able to restructure or settle our non-bond debt in a sufficient manner to allow our cash flow to support our operations.

Our ability to restructure our debt is especially important with respect to the subordinated debentures.  The weighted average pay rate on $196.7 million (unpaid principal balance) of subordinated debentures was 2.08% at March 31, 2011.  Our pay rates are due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to our ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding our bond investing activities that could impact our ability to generate sufficient cash flow from the bond portfolio.  These uncertainties could adversely impact our financial condition or results of operations.  In the event we are not successful in restructuring or settling our remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Substantially all of the Company’s operating cash flow is from the Company’s bond portfolio, which is generated by subsidiaries of the Company that hold substantially all of the Company’s bonds.  These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash to MuniMae.  One of these subsidiaries is TEB, which holds 90.4% of the carrying value of the Company’s bonds at March 31, 2011.  The Company indirectly owns all of TEB’s common stock.  TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, as well as cash distributions to MuniMae and imposing certain requirements in the event of merger, sale or consolidation.  In 2010, TEB retained $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae pursuant to a March 25, 2010 amendment to its operating agreement.  At March 31, 2011:

•	TEB’s leverage ratio was 59.3%, which was effectively at the incurrence limit of 60%;

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute cash to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

Total common shareholder distributions from TEB for the three months ended March 31, 2011 and 2010 were $9.2 million and $2.5 million, respectively.

All of TEB’s common stock is pledged by the Company to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, the Company entered into a forbearance agreement the Counterparty, which restricted the Company’s ability to utilize common distributions from TEB.  The key provisions of this agreement are as follows:

•
Forbearance from the minimum net asset value requirement and the financial reporting requirement contained in the interest rate swap agreements until the earlier of June 30, 2012 or when TEB regains compliance with the leverage and liquidation incurrence ratios.

•	The Company must post a portion of the distributions it receives on TEB’s common stock as follows:

o
For quarterly distributions beginning in the fourth quarter of 2010 and continuing through to the third quarter of 2011, the Company will post restricted distributions equal to 50% of common distributions, less $0.8 million.

o
For quarterly distributions beginning in the fourth quarter of 2011 and continuing until TEB is in compliance with both its leverage ratio and liquidation preference ratio, the Company will post restricted distributions equal to 50% of common distributions.  Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted distributions have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by TEI, which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity and net worth requirements related to a TEI debt agreement.  The most restrictive covenant requires TEI to maintain a minimum net worth of $125 million.  At March 31, 2011, TEI’s net worth was $163.4 million.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At March 31, 2011, we had cash and cash equivalents of approximately $34.0 million, an increase of $1.5 million from $32.5 million at December 31, 2010.  The following table summarizes the changes in our cash and cash equivalents balances during the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Unrestricted cash and cash equivalents at beginning of period	$32,544	$18,084
Net cash provided by (used in):
Operating activities	4,625	16,606
Investing activities	62,775	(13,845)
Financing activities	(65,918)	(4,254)
Net increase (decrease) in cash and cash equivalents	1,482	(1,493)
Unrestricted cash and cash equivalents at end of period	$34,026	$16,591

At March 31, 2011 and 2010, our unrestricted cash included TEB’s unrestricted cash of $22.6 million and $11.7 million, respectively; however, distributions of this cash from TEB to the Company are subject to the restrictions discussed above.

Operating activities

Cash flow provided by operating activities was $4.6 million and $16.6 million for the three months ended March 31, 2011 and 2010, respectively.  The $12.0 million decrease in cash provided by operating activities is primarily due to a decrease in income tax refunds of $7.3 million, a decrease in net receipts on loans held for sale of $4.4 million and a decrease in other operating receipts of $9.2 million offset by a decrease in operating expenses paid of $8.9 million.  The Company’s future operating cash flow can be adversely impacted by the risk factors that are disclosed in Part I, Item 1A, “Risk Factors” of the Company’s 2010 Form 10-K.

Investing activities

For the three months ended March 31, 2011, cash flow provided by investing activities was $62.8 million, while cash flow used in investing activities was $13.8 million for the same period of 2010.  This $76.6 million increase in cash provided by investing activities is primarily due to an increase in principal payments received on loans held for investment of $44.1 million, an increase in principal payments and sales proceeds received on bonds of $15.4 million, a decrease in purchases of real estate and property and equipment of $9.3 million and a decrease in restricted cash and cash of consolidated funds and ventures of $7.8 million.

Financing activities

Cash flow used in financing activities was $65.9 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively.  The $61.6 million increase in cash used by financing activities is primarily due to an increase in repayment of borrowings of $45.0 million, a purchase and retirement of perpetual preferred shares of $3.2 million, a decrease in proceeds from borrowing of $10.3 million and a decrease in contributions from holders of noncontrolling interests of $3.7 million.

Company Debt

The following table summarizes the outstanding debt balances and weighted-average interest rates at March 31, 2011.  See “Notes to Condensed Consolidated Financial Statements – Note 8, Debt” included in this Report for more information on our debt.

(dollars in thousands)	March 31, 2011	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts (2)	$729,910	0.7%
Mandatorily redeemable preferred shares (3)	128,406	8.5
Notes payable and other debt (4)	72,513	6.7
Total bond related debt	930,829

Non-bond related debt:
Notes payable and other	92,609	8.7
Subordinated debentures (5)	186,617	8.8
Total non-bond related debt	279,226

Total debt	$1,210,055

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)
We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 1.9% at March 31, 2011.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $4.2 million at March 31, 2011.

(4)	Included in notes payable and other debt are unamortized discounts of $1.8 million at March 31, 2011.

(5)	Included in subordinated debentures are unamortized discounts of $10.1 million at March 31, 2011.

Debt related to bond investing activities

Senior interests and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the subordinated interests.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.  The senior interest holders have recourse to the third party credit enhancement or insurance, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts, the additional collateral pledged, and, in certain cases, to the general recourse of the Company.

Mandatorily redeemable preferred shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

The mandatorily redeemable preferred shares are subject to remarketing on various dates in 2011.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap.  If the remarketing agent is unable to successfully remarket these shares, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations.

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a majority of the preferred shareholders voted to waive the remarking requirement.  See “Notes to Condensed Consolidated Financial Statements – Note 8, Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares have a weighted average annual distribution rate of 8.49% on an outstanding carrying amount of $128.4 million as of March 31, 2011.  Approximately half of the outstanding mandatorily redeemable preferred shares also have principal redemption requirements, which results in an overall average annual distribution and redemption rate of 11.2%.

Notes payable and other debt

This debt is primarily related to secured borrowings collateralized, primarily with the Company’s bond assets.  In most cases, we have guaranteed the debt or are the direct borrower.

Non-bond related debt

Notes payable and other debt

This debt is primarily related to secured borrowings collateralized by various assets, primarily real estate notes held by us and secured by commercial real estate projects.  In most cases, we have guaranteed the debt or are the direct borrower.

Subordinated debentures

One of our consolidated wholly owned subsidiaries, MFH, formed special purpose financing entities (“Trusts”) that issued preferred securities to qualified institutional investors.  Upon formation, the Trusts issued $172.7 million of preferred securities to investors and $2.8 million of common stock to us.  In return for the proceeds from the Trusts’ preferred stock offering and for our common stock interest in the Trust, we issued subordinated debentures (“Debentures”) to the Trusts totaling $175.5 million with substantially the same economic terms as the preferred securities.  The Debentures were unsecured obligations of MFH and were subordinated to all of MFH’s existing and future senior debt. MuniMae, as the ultimate parent of MFH, guaranteed all of MFH’s obligations on the Debentures, subject to the holders’ prior exhaustion of remedies against MFH and the Trusts.  In addition, the preferred securities issued by the Trusts are guaranteed by MFH and MuniMae, subject to the same exhaustion requirements.

The Trusts were collapsed in 2009 and substantially all of the preferred securities of the Trusts were subject to a troubled debt restructuring which resulted in the preferred securities being exchanged for debt issued by MFH and MMIC, certain reductions in interest rates, and an increase in the principal due, among other modifications.  During 2010, MFH bought back $2.5 million of the $169.2 million new subordinated debentures at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment.  The weighted average pay rate on $196.7 million (unpaid principal balance) of Debentures was 2.08% at March 31, 2011.  This rate is due to increase, beginning in the first quarter of 2012, to a weighted average rate of approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.

Covenant compliance

As a result of restructuring our debt agreements or obtaining forbearance agreements, none of our obligations have been accelerated at present.  We had debt agreements totaling $54.6 million at March 31, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2011.  We are currently negotiating an extension of these forbearance agreements.

Letters of credit

We have letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support our obligations.  At March 31, 2011, we had $55.8 million in outstanding letters of credit posted as collateral, of which $10.0 million will mature in the second quarter of 2011; $25.1 million will mature in the third quarter of 2011; $14.2 million will mature in 2012 and the remaining $6.5 million will mature in 2017.  For those letters of credit that expire in the second and third quarters of 2011, we are in the process of either reducing them or having their maturity dates extended.  Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at March 31, 2011:

	March 31, 2011
(in thousands)	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements (1)	$806	$463
Indemnification contracts (2)	112,404	2,116
Other financial/payment guarantees (3)	8,284	4,669
	$121,494	$7,248

(1)	As part of the sale of our Agency Lending business, we effectively retained the DUS obligation related to specific loans.

(2)
We have entered into indemnification contracts with investors in certain LIHTC Funds, that effectively guarantees the expected investor yields and we have guarantees related to specific property performance on a portion of the properties in these LIHTC Funds. We had no cash payments under these indemnification agreements for the three months ended March 31, 2011.

(3)
We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations.  Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party.  The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.  In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds.  The maximum exposure under these guarantees is estimated to be $865 million at March 31, 2011.  The Company does not expect to have any pay-outs related to these guarantees as the funds are meeting investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae.  At March 31, 2011 the debt owed by the solar funds (our only debt exposure to consolidated funds and ventures) had the following terms:

	March 31, 2011
(dollars in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,677	$3,677	8.3	% (1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Our debt on solar facilities generally represents amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to us, we have guaranteed the investors’ yield in these funds.  We do not anticipate making payments under these guarantees.

Company Capital

Common Shares

Prior to 2007, we from time to time issued common shares in public offerings or private sales, including under a dividend reinvestment plan.  When we failed to file our financial statements with the SEC on time, we first became ineligible to use the SEC’s short form registration procedures, and then we subsequently failed to meet the SEC’s requirements for registration statements relating to public offerings of securities.  We will not meet the SEC’s registration statement requirements until we have filed financial statements for three consecutive quarters on a timely basis in addition to our 2010 Form 10-K, which we filed on March 31, 2011.  We currently expect to meet the SEC registration statement requirements on November 14, 2011.

Perpetual Preferred Shares

TEB has perpetual preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.

The perpetual preferred shares are subject to remarketing on various dates from September 2012 to 2019.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap described herein.  If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could be significant and adversely impact the Company’s financial condition and results of operations.  More specifically, the aggregate distribution and redemption rate on the Series A shares would continue at 12.68% until there is a remarketing which is not a failed remarketing.  However, the distribution rate on the Series B shares could, at most, be reset to two times the 15 year BAA municipal bond yield if the remarketing on November 1, 2011 were to fail.  On May 12, 2011, two times the 15 year BAA municipal bond yield was 10.7%.  The perpetual preferred shares are not redeemable prior to the remarketing dates.

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

On February 16, 2011, the Company repurchased $4.0 million of the original par amount of the 4.90% Series A-2 Subordinate Cumulative Perpetual Preferred Shares at 79.5% of face value.  On February 17, 2011, the Company retired the shares and recognized a gain on debt extinguishment of $0.7 million.

On May 4, 2011, the Company repurchased $6.0 million of the original par amount of the 4.95% Series A-3 Subordinate Cumulative Perpetual Preferred Shares at 82.0% of face value and recognized an increase in common shareholders’ equity of $0.9 million.

Distribution Policy

Given the Company’s liquidity and capital issues, the Board has not declared a dividend since January 2008.  In the future, our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors our Board deems appropriate.

Critical Accounting Policies and New Accounting Standards

The preparation of our condensed consolidated financial statements is based on the selection and application of GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our condensed consolidated financial statements.  These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain.  We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances available to us at the time.  Actual results could materially differ from these estimates.  We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies are significant to the Company and involve a higher degree of judgment and complexity and represent the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements.

Valuation of Bonds

Bonds available-for-sale includes mortgage revenue bonds and other municipal bonds.  We account for investments in bonds as available-for-sale debt securities under the provisions of Accounting Standards Codification (“ASC”) ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  We estimate the fair value of our bonds using quoted prices, where available; however, most of our bonds do not have observable market quotes.  For these bonds, we estimate the fair value of the bonds by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates.  For non-performing bonds, given that we have the right to foreclose on the underlying property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs.  There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the discount rates applied to these cash flow forecasts involve significant judgments as to current credit spreads and investor return expectations.  We had $96.9 million of net cumulative impairment, net of unrealized gains, reflected in our bond portfolio at March 31, 2011.  Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

We perform systematic reviews of our loan portfolio throughout the year to identify credit risk and to assess overall collectability.  The Company’s credit risk rating process is inherently subjective and is based on judgments related to the borrower’s past performance, the current status of the loan and the performance of the underlying collateral.  The credit risk rating process is integral to our determination of which loans are considered impaired.

For impaired loans, we determine if a specific loan loss is required.  Specific impairment losses are measured based upon:

•	the borrower’s overall financial condition and historical payment record;

•	the prospects for support from any financially responsible guarantors; and

•	the net realizable value of any collateral, if appropriate.

This measurement process is judgmental and in most cases the impairment measure is based on the fair value of the underlying collateral, which are primarily real estate related assets.  Real estate valuations require significant estimates and assumptions such as rental or lease revenue, operating expenses, vacancy considerations and investor discount and capitalization rates.  In addition, many of our properties are low income housing apartment properties that have tax credits associated with them that we value for purposes of determining impairment.  The values of these tax credits is based on the performance and compliance of the property with guidelines established to qualify for the tax credits.  Future non-compliance can impact the tax credit value through loss of credits or tax credit recapture.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes.  Also, see “Critical Accounting Policies and Estimates” for more information concerning the most significant accounting policies and estimates applied in determining our results of operations.

The table below summarizes our consolidated financial performance for the three months ended March 31, 2011 and 2010:

Table 1	For the three months ended March 31,
(in thousands)	2011	2010
Revenue:
Total interest income	$21,863	$23,264
Total fee and other income	2,344	3,630
Total revenue from consolidated funds and ventures	560	591
Total revenue	24,767	27,485
Expenses:
Interest expense	15,098	18,077
Operating expenses	8,405	11,928
Impairment on bonds and provision for loan losses	4,075	9,901
Total expenses from consolidated funds and ventures	5,339	5,114
Total expenses	32,917	45,020
Net (losses) gains on asset sales, derivatives and extinguishment of liabilities	(269)	8,382
Equity in (losses) earnings from unconsolidated ventures	(6)	1
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(7,873)	(12,291)
Loss from continuing operations before income taxes	(16,298)	(21,443)
Income tax (expense) benefit	(112)	16
(Loss) income from discontinued operations, net of tax	(110)	29
Net loss	(16,520)	(21,398)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,442)	(2,466)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	14,266	13,779
Related to discontinued operations	−	51
Net loss to common shareholders	$(4,696)	$(10,034)

Interest Income

The following table summarizes our interest income for the three months ended March 31, 2011 and 2010:

Table 2	For the three months ended March 31,
(in thousands)	2011	2010
Interest on bonds	$20,822	$21,120
Interest on loans	1,011	2,111
Interest on short-term investments	30	33
Total interest income	$21,863	$23,264

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio as well as the collection rate on the bond portfolio. We are actively selling and/or working out of our loan portfolio and other residual assets left from our taxable lending business and do not expect these to be a significant source of revenue.

Total interest income decreased by 6.0%, or $1.4 million for the three months ended March 31, 2011 as compared to 2010.

Interest on loans decreased $1.1 million mainly due to a decline in the weighted average loan portfolio of $83.5 million for the three months ended March 31, 2011 as compared to 2010.  In addition, the weighted average interest rate declined 68 basis points (“bps”) mainly due to $45.3 million of performing loans that paid off in the first quarter 2011, which contributed to an increase in the non-accrual portfolio relative to the total portfolio (i.e., from 44% to 54%, based on average balances).

Interest on bonds decreased $0.3 million for the three months ended March 31, 2011 as compared to 2010 mainly as a result of declines in the outstanding principal balance of the bond portfolio.  The weighted average bond unpaid principal balance declined by $122.0 million for the three months ended March 31, 2011 as compared to 2010 due to sale and redemption activity, as well as principal pay downs.  The decrease related to declines in the outstanding principal balance of the bond portfolio were partially offset by an increase in the effective interest rate as a result of interest collection on our non-accrual bond portfolio, which increased $1.6 million in the first quarter 2011 as compared to 2010.

Fee and Other Income

The following table summarizes our fee and other income for the three months ended March 31, 2011 and 2010:

Table 3	For the three months ended March 31,
(in thousands)	2011	2010
Syndication fees	$16	$490
Asset management and advisory fees	283	335
Income on preferred stock	1,557	1,671
Other income	488	1,134
Total fee and other income	$2,344	$3,630

Fee and other income decreased 35.4%, or $1.3 million for the three months ended March 31, 2011 as compared to 2010 due mainly to declines in other income and syndication fees.

Other income decreased $0.6 million for the three months ended March 31, 2011 as compared to 2010.  The decline was mainly due to interest of $0.8 million on a tax refund that was received in the first quarter of 2010 that was not repeated.

Syndication fees, which are recognized as income based on LIHTC Fund contributions to the properties they invest in (“Lower Tier Property Partnerships”), decreased $0.5 million for the three months ended March 31, 2011 as compared to 2010 mainly due to declines in capital contributed by the LIHTC Funds to Lower Tier Property Partnerships from $9.1 million in the first quarter 2010 to $0.6 million in the first quarter 2011.

Income on preferred stock decreased by $0.1 million mainly due to a decline in the outstanding preferred stock principal balance of $4.4 million for the three months ended March 31, 2011 as compared to 2010.  In the 12 months ended March 31, 2011, $2.4 million in Series C Preferred units were cancelled to settle realized losses under the loss sharing arrangement we entered into with the purchaser of the Agency Lending business.  Also, in May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of our letters of credit.

Interest Expense

The following table summarizes our interest expense for the three months ended March 31, 2011 and 2010:

Table 4	For the three months ended March 31,
(in thousands)	2011	2010
Interest expense	$15,098	$18,077

Interest expense decreased 16.5% or $3.0 million for the three months ended March 31, 2011 as compared to 2010.  The majority of this decrease (i.e., $2.4 million) was driven by a $134.7 million decline in our bond related debt.  Interest expense associated with bond related notes payable decreased $1.4 million in the first quarter 2011 as compared to 2010, mainly due to pay downs on this debt from first quarter 2010 to first quarter 2011.  The remaining decrease in bond related interest expense was driven by a $66.3 million reduction in our senior interest and debt owed to securitization trusts and a $30.9 million reduction in mandatorily redeemable preferred shares for the three months ended March 31, 2011 as compared to 2010.  Non-bond debt expense declined $0.6 million for the first quarter 2011 as compared to 2010.  This decrease was primarily driven by a $76.9 million decline in our non-bond related notes payable balance.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2011 and 2010:

Table 5	For the three months ended March 31,
(in thousands)	2011	2010
Salaries and benefits	$3,069	$3,416
General and administrative	1,353	2,619
Professional fees	3,181	3,711
Other expenses	802	2,182
Total operating expenses	$8,405	$11,928

Total operating expenses decreased 29.4% or $3.5 million for the three months ended March 31, 2011 as compared to 2010 mainly due to declines in other expenses and general and administrative expenses.

Other expenses include depreciation and amortization, losses on guarantees, asset management costs, asset workout expenses, and costs related to our ownership in real estate, as well as other miscellaneous expenses.  Other expenses decreased $1.4 million for the three months ending March 31, 2011 as compared to 2010 mainly due to a $0.8 million reduction in guarantee expenses related to loss exposure retained on the sale of our Agency Lending business.  Additionally, we had net income of $0.2 million in the first quarter 2011 from our foreclosed real estate, while in the first quarter 2010 we incurred losses of $0.2 million.  The remaining change in other expenses relates to a $0.2 million reduction in other miscellaneous expenses.

General and administrative costs decreased $1.3 million for the three months ending March 31, 2011 as compared to 2010 mainly due to $0.8 million of fees paid and expensed in the first quarter 2010 related to the restructuring of our subordinated debentures, which was not repeated in first quarter 2011.  The remaining declines in general and administrative costs were due to reductions in information technology, insurance and taxes as we continue to downsize our business.

Professional fees decreased $0.5 million for the three months ending March 31, 2011 as compared to 2010 mainly due to a $0.8 million reduction in consulting costs, as we were able to rely more heavily on our employees.  The reduction in professional fees related to consultants was partially offset by a $0.2 million increase in legal expenses.

Salaries and benefits decreased $0.3 million mainly due to a decline in average employee headcount from 61 in the first quarter 2010 to 44 in the first quarter 2011.

Impairment on Bonds and Provision for Loan Losses

The following table summarizes our bond impairment and our provision for loan losses for the three months ended March 31, 2011 and 2010:

Table 6	For the three months ended March 31,
(in thousands)	2011	2010
Impairment on bonds	$3,510	$6,434
Provision for loan losses	565	3,467
Total impairment on bonds and provision for loan losses	$4,075	$9,901

At December 31, 2007, and continuing through the three months ended March 31, 2011, we recorded all unrealized losses on bonds (where the estimated fair value is less than the bonds’ unamortized cost basis) associated with the bond portfolio as other-than-temporary impairments due to management’s belief that the current uncertainty in the marketplace, coupled with the Company’s liquidity concerns, make it more likely than not that we will be unable to hold bonds for the term required to recover the bonds’ unamortized cost basis.  Also, beginning in 2007, the provision for loan losses includes estimated losses for individual loans classified as held for investment and deemed to be impaired and does not include estimated losses on non-specified loans.  We can evaluate each loan on an individual basis because of the smaller size of our loan portfolio.  As a result, a reserve at a portfolio level is not needed.

Total impairments on bonds and provision for loan losses decreased 58.8% or $5.8 million for the three months ended March 31, 2011 as compared to 2010.

Total bond impairments decreased by $2.9 million for the three months ended March 31, 2011 as compared to 2010.  The decline in bond impairments was driven by lower impairments on both the performing bond portfolio and the non-performing bond portfolio.  Impairments on the performing bond portfolio decreased by $2.2 million in the first quarter 2011 as compared to 2010 mainly due to a larger decrease in our estimated market yields (i.e., yields we use to mark our performing bonds to market in our valuation models).  Market yields declined 10 bps in the first quarter 2011 as compared to 2 bps in the first quarter 2010.  Impairments on the non-performing bond portfolio decreased $0.7 million for the three months ended March 31, 2011 as compared to 2010 as a result of fluctuations in individual property performances.

The provision for loan losses decreased 83.7% or $2.9 million for the three months ended March 31, 2011 as compared to 2010, which was largely due to a $3.5 million provision recorded on a defaulted loan with an unpaid principal balance of $11.5 million in the first quarter 2010.  For the three months ended March 31, 2011 we recorded a $0.6 million provision on two bridge loans with an unpaid principal balance of $7.4 million.

Net (Losses) Gains on Asset Sales, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net (losses) gains on asset sales, derivatives and early extinguishment of liabilities for the three months ended March 31, 2011 and 2010:

Table 7	For the three months ended March 31,
(in thousands)	2011	2010
Net (losses) gains on sale of bonds	$(321)	$366
Net (losses) gains on loans	(170)	3,017
Net losses on derivatives	(71)	(1,867)
Net gains on early extinguishment of liabilities	293	6,866
Total net (losses) gains on bond sales, loans, derivatives and extinguishment of liabilities	$(269)	$8,382

For the three months ended March 31, 2011 total net losses on bond sales, loans, derivatives and extinguishment of debt was $0.3 million as compared to net gains of $8.4 million for three months ended March 31, 2010.

Net gains on early extinguishment of liabilities declined by $6.6 million for the three months ended March 31, 2011 as compared to 2010.  For the three months ended March 31, 2011, we recorded a $0.3 million gain on the repurchase of mandatorily redeemable preferred shares.  For the three months ended March 31, 2010, the majority of the gains recognized were related to the settlement of a disputed vendor billing matter as well as gains related to the repurchase of subordinated debentures.

For the three months ended March 31, 2011, we recognized losses on derivatives of $0.1 million as compared to losses of $1.9 million for 2010.  Net gains and losses on derivatives include adjustments for unrealized gains and losses on derivative positions in order to reflect our derivatives at fair value at each period end.  Also, these amounts include net cash paid or received on interest rate swaps and total return swaps, as well as gains or losses at sale or termination.  The change from the first quarter 2010 to the first quarter 2011 was mainly due to the mark-to-market adjustments on our interest rate swap derivatives whereby we recognized $1.4 million of unrealized gains for the three months ended March 31, 2011 as rates were falling as compared to $0.5 million in unrealized losses for the three months ended March 31, 2010 as rates were rising.

For the three months ended March 31, 2011 losses on loans were $0.2 million as compared to gains of $3.0 million for 2010.  Net gains and losses on loans include fair value adjustments for loans classified as held for sale.  We record these loans at LOCOM at the end of each reporting period.  Also included are gains or losses recognized at time of loan sale for the difference between proceeds and the carrying amount.  In the first quarter 2011, we recorded LOCOM adjustments in the amount of $0.2 million.  The net gains of $3.0 million in the first quarter 2010 were primarily related to the reversal of a prior period LOCOM adjustment.

For the three months ended March 31, 2011 losses on bond sales were $0.3 million as compared to gains of $0.4 million in 2010.  The losses recorded in the first quarter 2011 were mainly the result of a $1.0 million loss taken on the sale of a bond with an unpaid principal balance of $7.4 million, offset by gains of $0.7 million on the sales of three additional bonds.  In the first quarter 2010, we recognized $0.4 million in gains on bonds that were sold during the quarter.

Income Tax (Expense) Benefit

The table below summarizes the consolidated income tax (expense) benefit for the three months ended March 31, 2011 and 2010:

Table 8	For the three months ended March 31,
(in thousands)	2011	2010
Income tax (expense) benefit	$(112)	$16

We are a publicly traded partnership (“PTP”) for tax purposes, and as such, we are a pass-through entity in which our entire income and loss is allocated to our common shareholders.  Since the income earned by the PTP is reported directly to shareholders and taxed only at the shareholder level, we do not have a tax expense related to the PTP income.  We operate certain consolidated business activities though C corporation (“C Corp”) subsidiary entities, which are subject to federal and state income taxes.  The income tax expense shown here relates to our C Corp subsidiaries.

As of March 31, 2011, we continue to reflect a full valuation allowance against our net deferred tax assets and did not recognize any deferred tax expense during the quarter.  During the first quarter the State of Florida’s tax audit of our C Corp subsidiaries covering the tax years December 31, 2004 through December 31, 2006 was concluding, which resulted in an $0.1 million reduction in our tax refund from Florida.  We do not anticipate a material adjustment for the remaining periods under review.  The anticipated reduction in the receivable is reflected as an increase in our uncertain tax position liability and as an expense in the current quarter.

Net Income (Loss) Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our income (loss) related to funds and ventures that are consolidated for three months ended March 31, 2011 and 2010:
Table 9	For the three months ended March 31,
(in thousands)	2011	2010
Revenue:
Solar fund revenue	$142	$169
Rental and other income from real estate	335	316
Interest and other income	83	106
Total revenue	560	591

Expenses:
Depreciation and amortization	1,025	1,117
Interest expense	148	89
Impairments and valuation adjustments	3,728	2,742
Other operating expenses	438	1,166
Total expenses	5,339	5,114

Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(7,873)	(12,291)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (from continuing operations)	14,266	13,779
Net income (loss) allocable to the common shareholders	$1,614	$(3,035)

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and, therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, the Company has other contractual arrangements with these entities that needs to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships are eliminated in consolidation.  Asset management fees, development fees, interest income on loans and bonds and guarantee fee income represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of income between the noncontrolling interest holder and the Company.  The details of the net income or loss allocable to the common shareholders is as follows:

Table 10	For the three months ended March 31,
(in thousands)	2011	2010
Asset management fees	$1,750	$1,972
Guarantee fees	329	290
Interest income	220	220
Equity in losses from Lower Tier Property Partnerships	(750)	(554)
Other	65	(4,963)
Net income (loss) allocable to the common shareholders	$1,614	$(3,035)

The Company’s asset management fees, guarantee fees and interest income are eliminated in consolidation, but allocated to the Company due to the Company’s contractual right to this income.  Asset management fees are from managing the Company’s LIHTC funds and the SA Fund.  Guarantee fees are related to the LIHTC Funds.  Interest income is primarily related to bonds that are eliminated when we consolidate the property that collateralizes the bond.  Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event the LIHTC funds’ investment in the Lower Tier Property Partnership has been reduced to zero but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the property to the extent of the bond or loan carrying amount.

The changes from first quarter 2010 to first quarter 2011 are not significant except for the $5.0 million change in “Other.”  In the first quarter 2010, we deconsolidated a GP Take Back property due to new consolidation guidance effective January 1, 2010, which, upon implementation, resulted in us no longer being the primary beneficiary.  Upon deconsolidation of the property, we reinstated our bond investment associated with this property and its current fair value, resulting in an impairment charge of $4.0 million.  This is due to the impairment accounting for property (long lived assets) being different than the fair value accounting for bonds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of such date the Company’s disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  As reported in Part II, Item 9A, “Controls and Procedures” in the Company’s 2010 Form 10-K, we did not complete our assessment of internal control over financial reporting at December 31, 2010.  However, in the 2010 Form 10-K we identified a number of material weaknesses in our internal control over financial reporting and, on the basis of such material weaknesses, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.  The material weaknesses identified in the 2010 Form 10-K continue to exist, as we have not completed our remediation efforts related to these weaknesses, and, for this reason, there has been no change in our assessment of our internal control over financial reporting as of March 31, 2011.  However, during the quarter ended March 31, 2011 we implemented additional procedures and reviews that management believes were sufficient to provide reasonable assurance that our consolidated financial statements for the quarters ended March 31, 2011 and 2010 are presented in accordance with GAAP.  These procedures included, among other things, evaluating and documenting all applicable accounting policies related to our businesses, evaluating the application of such accounting policies, performing analytical reviews and substantiating journal entries to source documents.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There has been no material change in the legal proceeding information as set forth under Part I, Item 3, “Legal Proceedings” in our 2010 Form 10-K for the year ended December 31, 2010.

Item 1A.   Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Form 10-K.

Item 2.	Unregistered Sales and Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

The Company had debt agreements totaling $54.6 million at March 31, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2011.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:		/s/ Michael L. Falcone
Dated: May 13, 2011		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	May 13, 2011
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ David Kay	May 13, 2011
	Name:	David Kay
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Chief Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1