Form 10-Q
period 2011-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2011-08-15
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1449733 (I.R.S. Employer Identification No.)

621 East Pratt Street, Suite 600 Baltimore, Maryland (Address of principal executive offices) 21202 (Zip Code)	(443) 263-2900 (Registrant's telephone number, including area code)

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

There were 40,520,971 shares of common shares outstanding at August 10, 2011.

Municipal Mortgage & Equity, LLC
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		3
PART I – FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	(a) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
	(b) Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010	5
	(c) Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2011 and 2010	6
	(d) Consolidated Statement of Equity for the six months ended June 30, 2011 and 2010	7
	(e) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	8
	(f) Notes to the Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
	(a) Liquidity and Capital Resources	37
	(b) Critical Accounting Policies and New Accounting Standards	42
	(c) Results of Operations	43
	(d) Bond Portfolio Summary	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II – OTHER INFORMATION		53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales and Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Removed and Reserved	53
Item 5.	Other Information	53
Item 6.	Exhibits	53
SIGNATURES		S-1
EXHIBIT INDEX		E-1

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$24,886	$32,544
Restricted cash	22,134	24,987
Bonds available-for-sale (includes $1,153,759 and $1,197,180 pledged as collateral)	1,190,627	1,231,036
Loans held for investment, net of allowance for loan losses (includes $14,184 and $53,096 pledged as collateral)	15,019	53,933
Loans held for sale (includes $4,397 and $18,024 pledged as collateral)	4,661	18,989
Investment in preferred stock (includes $1,000 and $2,000 pledged as collateral)	36,371	36,371
Investments in unconsolidated ventures (includes $6,779 and $6,779 pledged as collateral)	6,837	6,842
Derivative assets	6,303	6,812
Other assets (includes $13,318 and $12,527 pledged as collateral)	42,516	46,027
Assets of consolidated funds and ventures:
Investments in Lower Tier Property Partnerships	414,044	436,971
Other assets	182,025	165,024
Total assets of consolidated funds and ventures	596,069	601,995
Total assets	$1,945,423	$2,059,536

LIABILITIES AND EQUITY
Debt	$1,164,193	$1,277,415
Guarantee obligations	7,134	7,235
Accounts payable and accrued expenses	16,681	18,890
Derivative liabilities	19,683	20,153
Deferred revenue	1,256	1,290
Other liabilities	7,085	6,333
Liabilities of consolidated funds and ventures:
Debt	3,612	3,709
Unfunded equity commitments to Lower Tier Property Partnerships	20,199	20,970
Other liabilities	2,942	3,136
Total liabilities of consolidated funds and ventures	26,753	27,815
Total liabilities	$1,242,785	$1,359,131

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $163,000 at June 30, 2011 and $173,000 at December 31, 2010	$158,941	$168,686
Noncontrolling interests in consolidated funds and ventures (excludes $7,061 and $1,922 of subscriptions receivable)	565,415	569,556
Common shareholders’ equity (deficit):
Common shares, no par value (40,258,312 and 40,204,049 shares issued and outstanding and 962,451 and 647,782 non-employee directors’ and employee deferred shares issued at June 30, 2011 and December 31, 2010, respectively)	(136,303)	(130,466)
Accumulated other comprehensive income	114,585	92,629
Total common shareholders’ equity (deficit)	(21,718)	(37,837)
Total equity	702,638	700,405
Total liabilities and equity	$1,945,423	$2,059,536

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
REVENUE
Interest income:
Interest on bonds	$19,594	$21,496	$40,416	$42,616
Interest on loans	449	1,660	1,460	3,771
Interest on short-term investments	27	30	57	63
Total interest income	20,070	23,186	41,933	46,450

Fee and other income:
Income on preferred stock investment	1,557	1,622	3,114	3,293
Other income	946	970	1,733	2,929
Total fee and other income	2,503	2,592	4,847	6,222

Revenue from consolidated funds and ventures	759	850	1,319	1,441
Total revenue	23,332	26,628	48,099	54,113

EXPENSES
Interest expense	14,229	16,606	29,327	34,683
Salaries and benefits	2,858	3,066	5,927	6,482
General and administrative	1,575	1,830	2,928	4,449
Professional fees	1,862	3,651	5,043	7,362
Impairment on bonds	989	2,493	4,499	8,927
Provision for loan losses	293	550	858	4,017
Other expenses	1,261	2,146	2,283	4,216
Expenses from consolidated funds and ventures	2,783	1,984	8,122	7,098
Total expenses	25,850	32,326	58,987	77,234

Net gains on sale of bonds	1,650	116	1,329	482
Net (losses) gains on loans	(472)	(1,078)	(642)	1,939
Net losses on derivatives	(2,823)	(5,084)	(2,894)	(6,951)
Net gains on early extinguishments of liabilities	176	−	469	6,866
Equity in losses from unconsolidated ventures	(104)	(205)	(110)	(204)
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(8,754)	(13,690)	(16,627)	(25,981)
Loss from continuing operations before income taxes	(12,845)	(25,639)	(29,363)	(46,970)
Income tax expense	(35)	(21)	(147)	(5)
Income (loss) from discontinued operations, net of tax	282	(5,243)	392	(5,326)
Net loss	(12,598)	(30,903)	(29,118)	(52,301)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,370)	(2,466)	(4,812)	(4,932)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	12,137	16,863	26,403	30,642
Related to discontinued operations	−	(76)	−	(25)
Net loss to common shareholders	$(2,831)	$(16,582)	$(7,527)	$(26,616)

Basic and diluted loss per common share:
Loss per common share	$(0.07)	$(0.41)	$(0.18)	$(0.66)
Weighted-average common shares outstanding	41,069	40,490	40,963	40,430

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net loss	$(12,598)	$(30,903)	$(29,118)	$(52,301)

Other comprehensive income (loss) allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	24,312	14,200	20,245	11,785
Reversal of unrealized gains on sold/redeemed bonds activity	(1,586)	(17)	(2,474)	(434)
Reclassification of unrealized losses to operations	989	2,492	4,499	8,927
Total unrealized gains on bonds available-for-sale	23,715	16,675	22,270	20,278
Currency translation adjustment	(39)	167	(314)	673
Other comprehensive income allocable to common shareholders	23,676	16,842	21,956	20,951

Other comprehensive income (loss) allocable to noncontrolling interests:
Currency translation adjustment	362	(1,927)	(1,999)	(1,910)

Comprehensive income (loss)	$11,440	$(15,988)	$(9,161)	$(33,260)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF EQUITY

For the six months ended June 30, 2011
(Unaudited)
(in thousands)

	For the six months ended June 30, 2011
	Common Shares		Accumulated Other Comprehensive Income (Loss)	Common Shareholders’ Equity (Deficit)	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in Consolidated Funds and Ventures	Total Equity
	Number	Amount

Balance, December 31, 2010	40,851	$(130,466)	$92,629	$(37,837)	$168,686	$569,556	$700,405
Net (loss) income	−	(7,527)	−	(7,527)	4,812	(26,403)	(29,118)
Other comprehensive income (loss)	−	−	21,956	21,956	−	(1,999)	19,957
Distributions	−	−	−	−	(4,812)	(95)	(4,907)
Common, restricted and deferred shares issued under employee and non-employee director share plans	369	45	−	45	−	−	45
Preferred share repurchases	−	1,645	−	1,645	(9,745)	−	(8,100)
Contributions	−	−	−	−	−	24,356	24,356
Balance, June 30, 2011	41,220	$(136,303)	$114,585	$(21,718)	$158,941	$565,415	$702,638

	For the six months ended June 30, 2010
	Common Shares		Accumulated Other Comprehensive Income (Loss)	Common Shareholders’ Equity (Deficit)	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in Consolidated Funds and Ventures	Total Equity
	Number	Amount

Balance, December 31, 2009	40,363	$(101,876)	$59,934	$(41,942)	$168,686	$567,383	$694,127
Net (loss) income	−	(26,616)	−	(26,616)	4,932	(30,617)	(52,301)
Other comprehensive income (loss)	−	−	20,951	20,951	−	(1,910)	19,041
Distributions	−	−	−	−	(4,932)	−	(4,932)
Common, restricted and deferred shares issued under employee and non-employee director share plans	241	65	−	65	−	−	65
Mark to market activity for liability classified awards previously classified as equity	−	3	−	3	−	−	3
Contributions	−	−	−	−	−	18,355	18,355
Net change due to consolidation or disposition	−	−	−	−	−	17,301	17,301
Balance, June 30, 2010	40,604	$(128,424)	$80,885	$(47,539)	$168,686	$570,512	$691,659

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,118)	$(52,301)
Less net loss attributable to noncontrolling interests	(21,591)	(25,685)
Net loss to common shareholders	(7,527)	(26,616)
Adjustments to reconcile net loss to common shareholders to net cash provided by operating activities:
Net gains on sales of bonds and loans	(687)	(2,422)
Net losses on sales of real estate	−	5,019
Provisions for credit losses and impairment	9,946	15,944
Equity in losses, net from equity investments in partnerships	16,728	26,186
Net losses allocable to noncontrolling interests from consolidated funds and ventures	(26,403)	(30,617)
Income allocable to perpetual preferred shareholders of a subsidiary company	4,812	4,932
Purchases, advances on and originations of loans held for sale	(196)	(25)
Principal payments and sales proceeds received on loans held for sale	172	4,804
Federal income tax refund	−	7,694
Other	5,923	4,359
Net cash provided by operating activities	2,768	9,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(10,000)	−
Principal payments and sales proceeds received on bonds	45,870	24,068
Advances on and originations of loans held for investment	(82)	(76)
Principal payments received on loans held for investment	51,911	34,680
Investments in property partnerships	(16,393)	(24,348)
Proceeds from the sale of a business	−	5,825
Decrease in restricted cash and cash of consolidated funds and ventures	885	991
Capital distributions received from investments in partnerships	555	298
Net cash provided by investing activities	72,746	41,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	287	10,734
Repayment of borrowings	(94,556)	(63,054)
Payment of debt issue costs	(129)	(1,014)
Contributions from holders of noncontrolling interests	24,356	18,355
Distributions paid to holders on noncontrolling interests	(95)	−
Distributions paid to perpetual preferred shareholders of a subsidiary company	(4,935)	(4,932)
Repurchase and retirement of perpetual preferred shares	(8,100)	−
Net cash used in financing activities	(83,172)	(39,911)

Net (decrease) increase in cash and cash equivalents	(7,658)	10,785
Unrestricted cash and cash equivalents at beginning of period	32,544	18,084
Unrestricted cash and cash equivalents at end of period	$24,886	$28,869

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$23,036	$29,128
Income taxes paid	130	22

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	19,957	19,041
Debt assumed upon acquisition of interests in securitization trusts	−	634
Debt and liabilities extinguished through sales and collections on bonds	23,390	49,794
Assets received in troubled debt restructuring	−	9,450
Increase in assets due to initial consolidation of funds and ventures	−	45,692
Increase in liabilities and noncontrolling interests due to initial consolidation of funds and ventures	−	45,692
Decrease in assets due to deconsolidation of funds and ventures	−	29,141
Decrease in liabilities and noncontrolling interests due to deconsolidation of funds and ventures	−	25,107

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company continues to work with its capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, the Company continues to reduce its operating costs in order to  sustain its business.  These actions are being pursued in order to achieve the objective of the Company continuing operations.  However, the success of management’s objective is dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service the Company’s non-bond related debt and the Company’s on-going operating expenses.  There can be no assurance that management will be successful in addressing the Company’s liquidity issues.  More specifically, there is uncertainty as to whether management will be able to restructure or settle its non-bond related debt in a manner sufficient  to allow the Company’s cash flow to support its operations.

The Company’s ability to restructure its debt is especially important with respect to our subordinated debentures.  The weighted average pay rate on $196.7 million (unpaid principal balance) of subordinated debentures was 2.08% at June 30, 2011.  Our pay rates are due to increase in the first and second quarters of 2012, which will bring the weighted average pay rate to approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to the Company’s ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding the Company’s bond investing activities that could impact the Company’s ability to generate sufficient cash flow from the bond portfolio.  These uncertainties could adversely impact the Company’s financial condition or results of operations.  In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets, or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary business is its investments in tax-exempt and taxable bonds secured predominantly by affordable multifamily housing properties.  Substantially all of the Company’s operating cash flow is from the Company’s bond portfolio, which is generated by subsidiaries of the Company that hold substantially all of the Company’s bonds.  These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash to MuniMae.  One of these subsidiaries is MuniMae TE Bond Subsidiary, LLC (“TEB”), which holds 89.4% of the carrying value of the Company’s bonds at June 30, 2011.  The Company indirectly owns all of TEB’s common stock.  TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, as well as cash distributions to MuniMae, and imposes certain requirements in the event of merger, sale or consolidation.  In 2010, TEB retained $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae pursuant to a March 25, 2010 amendment to its operating agreement.  At June 30, 2011:

•	TEB’s leverage ratio was 57.4%, which was below the incurrence limit of 60% and which would allow TEB to incur up to $72.8 million of additional obligations;

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity ranking senior to or on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute cash to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

Total common shareholder distributions from TEB for the six months ended June 30, 2011 and 2010 were $17.5 million and $6.0 million, respectively.

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

o	Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted distributions have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity and net worth requirements related to a TEI debt agreement.  TEI is in compliance with its debt covenants at June 30, 2011.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements represent the consolidation of Municipal Mortgage & Equity, LLC and all companies that we directly or indirectly control, either through majority ownership or otherwise.  See Note 1, “Description of the Business and Basis of Presentation” to the consolidated financial statements in our 2010 Form 10-K, which discusses our consolidation presentation and our significant accounting policies.

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

Interim Period Presentation

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated financial statements are unaudited.  These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows.  These consolidated financial statements should be read in conjunction with the note disclosures contained in this Report.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2—BONDS AVAILABLE-FOR-SALE

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$1,111,347	$(8,330)	$(145,824)	$90,267	$1,047,460
Other bonds	172,626	(13,014)	(40,492)	24,047	143,167
Total	$1,283,973	$(21,344)	$(186,316)	$114,314	$1,190,627

	December 31, 2010
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$1,181,450	$(7,852)	$(145,684)	$69,883	$1,097,797
Other bonds	164,038	(13,369)	(39,590)	22,160	133,239
Total	$1,345,488	$(21,221)	$(185,274)	$92,043	$1,231,036

(1)	Includes premiums, discounts and deferred costs.

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

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.  The Company’s subordinate bonds had an aggregate fair value of $49.5 million and $40.2 million at June 30, 2011 and December 31, 2010, respectively.

Mortgage revenue bonds can be non-participating or participating.  Participating mortgage revenue bonds allow the Company to receive additional interest from net property cash flows in addition to the base interest rate.  Both the stated and participating interest on the Company’s mortgage revenue bonds are exempt from federal income tax, although this income may be included as part of a taxpayer’s alternative minimum tax for federal income tax purposes.  The Company’s participating mortgage revenue bonds had an aggregate fair value of $56.8 million and $52.9 million at June 30, 2011 and December 31, 2010, respectively.

Other Bonds

Other bonds are primarily municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and community recreational facilities.  In some cases these bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying properties.

Maturity

The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at June 30, 2011.

	June 30, 2011
(in thousands)	Amortized Cost		Fair Value
Non-Amortizing:
Due in less than one year	$	−	$	−
Due between one and five years		−		−
Due between five and ten years		−		−
Due after ten years		20,160		44,876
Amortizing:
Due at stated maturity dates between December 2013 and June 2056		1,056,153		1,145,751
		$1,076,313		$1,190,627

Bonds with Lockouts, Prepayment Premiums or Penalties

Principal payments on bonds are based on amortization tables set forth in the bond documents.  If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents.  Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction or penalty at June 30, 2011, as well as the year in which the remaining portfolio becomes prepayable without restriction or penalty.

	June 30, 2011
(in thousands)	Unpaid Principal Balance	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions or penalties at June 30, 2011	$150,179	$117,593	$143,046
July 1 through December 31, 2011	8,550	7,268	7,504
2012	31,154	25,537	26,565
2013	16,691	14,811	15,723
2014	29,108	28,766	29,940
2015	4,606	4,257	4,624
Thereafter	944,281	793,983	866,065
Bonds that may not be prepaid	99,404	84,098	97,160
Total	$1,283,973	$1,076,313	$1,190,627

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $103.9 million and $83.6 million at June 30, 2011 and December 31, 2010, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income, on a cash basis, of $1.9 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	December 31, 2010
Total current	$1,079,852	$1,139,143
30-59 days past due	21,129	22,355
60-89 days past due	−	−
Greater than 90 days	89,646	69,538

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $36.1 million and $12.5 million for the six months ended June 30, 2011 and 2010, respectively.  In connection with the 2011 sales, the Company used cash of $22.5 million to paydown its senior interest and debt owed to securitization trusts.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net (losses) gains on bonds” for bonds sold or redeemed during the three months and six months ended June 30, 2011 and 2010, as well as for bonds still in the Company’s portfolio at June 30, 2011 and 2010, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Bond impairment recognized on bonds held at each period-end	$(989)	$(2,493)	$(4,499)	$(8,310)
Bond impairment recognized on bonds sold/redeemed during each period	−	−	−	(617)
Losses recognized at time of sale/redemption	−	−	(1,036)	−
Gains recognized at time of sale/redemption	1,650	116	2,365	482
Total net gains (losses) on bonds	$661	$(2,377)	$(3,170)	$(8,445)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bonds over the construction or renovation period.  At June 30, 2011 and December 31, 2010, there were no unfunded bond commitments.

NOTE 3—LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

The Company disaggregates its lending portfolio into four categories: construction, permanent, bridge and other loans, defined as follows.

Construction loans are short-term financing provided primarily to builders and developers of multifamily housing and other property types for the construction and lease-up of the property.

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

Loans Held for Sale

The following table summarizes the cost basis of loans held for sale by loan type and the lower of cost or market (“LOCOM”) adjustment to record these loans at the lower of cost or market at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011		December 31, 2010
Construction	$	−	$5,601
Permanent		12,481	20,647
Bridge		1,793	1,793
Other		779	640
		15,053	28,681
LOCOM Adjustment		(10,392)	(9,692)
Loans held for sale, net		$4,661	$18,989

Outstanding loan balances include net deferred fee income of $0.4 million at June 30, 2011 and December 31, 2010.

The carrying value of non-accrual loans was zero at June 30, 2011 and $0.7 million at December 31, 2010.

The Company recorded cash proceeds on loan sales and pay-offs of $13.6 million and $26.4 million and corresponding net losses on loan sales and pay-offs of zero and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the activity in LOCOM adjustments for the three months and six months ended June 30, 2011 and 2010:

(in thousands)	2011	2010
Balance-January 1,	$9,692	$32,582
LOCOM adjustments	194	(208)
Charge-offs, net	−	(18,356)
Balance-March 31,	9,886	14,018
LOCOM adjustments	506	127
Charge-offs, net	−	(2,708)
Balance-June 30,	$10,392	$11,437

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”) by loan type at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011		December 31, 2010
Construction	$	−	$31,776
Permanent		8,878	9,048
Bridge		20,496	27,177
Other		19,651	19,645
		49,025	87,646
Allowance for loan losses		(34,006)	(33,713)
Loans held for investment, net		$15,019	$53,933

Outstanding loan balances include net deferred fee income of $0.4 million at June 30, 2011 and December 31, 2010.

The carrying value of non-accrual loans was $8.4 million and $7.5 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010 there were no loans held for investment past due 90 days or more and still accruing interest.

The following table provides an aging analysis for the carrying value of loans held for investment at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Total current	$7,558	$46,472
30-59 days past due	−	−
60-89 days past due	−	−
Greater than 90 days	7,461	7,461

The following table summarizes the carrying value of loans held for investment which were specifically identified as impaired at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Impaired loans with a specific reserve	$10,331	$9,450
Impaired loans without a specific reserve (1)	−	−
Total impaired loans	$10,331	$9,450

Average carrying value of impaired loans	$10,482	$9,847

(1)
A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement; however, when the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, the loan does not require a specific reserve.

The unpaid principal balance of impaired loans was $46.1 million and $45.0 million at June 30, 2011 and December 31, 2010, respectively.  The Company recognized $0.3 million, on a cash basis, of interest income on impaired loans for the six months ended June 30, 2011 and 2010.

The following table summarizes the activity in the allowance for loan losses for the three months and six months ended June 30, 2011 and 2010:

(in thousands)	2011	2010
Balance-January 1,	$33,713	$29,238
Provision for loan losses	565	3,467
Recoveries, net	−	35
Balance-March 31,	34,278	32,740
Provision for loan losses	293	550
Charge-offs, net	(565)	−
Balance-June 30,	$34,006	$33,290

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans.  At June 30, 2011 and December 31, 2010, the total unfunded loan commitments for performing HFI loans were $0.3 million.  There were no commitments to lend additional funds to borrowers whose loans were impaired at June 30, 2011 and December 31, 2010. There were no outstanding unfunded commitments for HFS loans at June 30, 2011 and December 31, 2010.

NOTE 4—INVESTMENTS IN PREFERRED STOCK

As partial consideration for the Company’s sale of its Agency Lending business, on May 15, 2009, the Company received three series of preferred stock from the purchaser with a par amount of $47.0 million: Series A Preferred units of $15.0 million, Series B Preferred units of $15.0 million and Series C Preferred units of $17.0 million, which entitles the Company to receive cumulative quarterly cash distributions at annualized rates of 17.5%, 14.5% and 11.5%, respectively.  As part of the Company’s sale of its Agency Lending business, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date (expiring May 15, 2013), for payments the purchaser may be required to make under loss sharing arrangements with Federal National Mortgage Association (“Fannie Mae”) and other government-sponsored enterprises or agencies with regard to loans they purchased from us.  The Series B and Series C preferred stock agreements have a provision that provides for this loss sharing reimbursement to be satisfied, if necessary, by cancellation of Series C Preferred units and then Series B Preferred units, rather than by cash.  The fair value of the preferred stock on May 15, 2009, the sale date, was estimated at $37.7 million.

The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value.  The carrying value of the preferred stock was $36.4 million at June 30, 2011 and December 31, 2010.  The estimated fair value of the preferred stock was $38.3 million and $37.5 million at June 30, 2011 and December 31, 2010, respectively.  The Company did not record impairment charges on the preferred stock for the six months ended June 30, 2011.  The Company recorded impairment charges on the preferred stock of $0.5 million for the six months ended June 30, 2010.  Since the inception date, the Company cancelled $3.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement.  In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at June 30, 2011 and December 31, 2010 the fair value of this obligation was $0.5 million and $0.4 million, respectively.  See Note 11, “Guarantees and Collateral.”  Since the sale of the Agency Lending business, the Company incurred $1.2 million in realized losses related to these specific loans.

NOTE 5—INVESTMENTS IN UNCONSOLIDATED VENTURES

The following table summarizes the investments in unconsolidated ventures at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Investments in Real Estate Related Entities	$6,837	$6,842

Investments in Real Estate Related Entities

The Company has historically invested in real estate funds or partnerships that invest in debt and equity instruments related to commercial real estate.  However, since December 31, 2010, the Company’s primary investment in unconsolidated ventures is the result of the Company having received in 2010 a 33.3% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  The remaining interest in the partnership is held by a third party who had also loaned money to the developer on the same land parcel.  The ownership interests in the partnership were determined based on the relative loan amounts provided by the Company and the third party lender.  This third party interest holder is the primary beneficiary of the partnership.

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures for which the Company holds an equity investment at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$57,571	$66,601
Total liabilities (primarily debt)	22,894	22,600

The following table displays the net income for the three months and six months ended June 30, 2011 and 2010 for the ventures in which the Company holds an equity investment:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net (loss) income	$(300)	$2,139	$(294)	$2,307

NOTE 6—OTHER ASSETS

The following table summarizes other assets at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Other assets:
Accrued interest receivable	$10,158	$10,793
Property and equipment, net	1,051	1,453
State tax receivables, net	4,060	5,539
Debt issue costs, net	9,771	10,349
Real estate owned, held for use	5,295	13,231
Real estate owned, held for sale	8,022	−
Other assets	4,159	4,662
Total other assets	$42,516	$46,027

Property and equipment are recorded at cost, net of accumulated depreciation and amortization, which was $4.0 million and $3.8 million at June 30, 2011 and December 31, 2010, respectively.  Depreciation expense totaled $0.4 million for the six months ended June 30, 2011 and 2010.  Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which generally range from five to 15 years, depending on the asset or the lease term for leasehold improvements.

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns.  A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a contingent liability for uncertain tax positions of $2.4 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively, has been recorded through other liabilities.

Real estate owned represents foreclosed property or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on their debt owed to the Company.  At June 30, 2011 and December 31, 2010, the Company had two parcels of undeveloped land with a carrying value of $5.3 million. At June 30, 2011, the Company had a senior living facility with a carrying value of $8.0 million which it classified as held for sale during the second quarter of 2011 with an anticipated sale later this year.  In connection with the held for sale classification, the Company accounted for the property’s operations as discontinued operations.  See Note 16, “Discontinued Operations,” for more information.  At March 31, 2011, this senior living facility had a carrying value of $7.9 million and was classified as held for use.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at June 30, 2011 and December 31, 2010.

	Fair Value
	June 30, 2011		December 31, 2010
(in thousands)	Assets	Liabilities	Assets	Liabilities

Interest rate swaps	$6,303	$18,951	$6,812	$19,561
Other	−	732	−	592
Total derivative financial instruments	$6,303	$19,683	$6,812	$20,153

The following table summarizes the derivative notional amounts at June 30, 2011 and December 31, 2010.

	Notional
(in thousands)	June 30, 2011	December 31, 2010

Interest rate swaps	$303,735	$303,735
Other	15,945	23,974

The following table summarizes derivative activity for the three months and six months ended June 30, 2011 and 2010.

	Realized/Unrealized Gains (Losses) For the three months ended June 30,		Realized/Unrealized Gains (Losses) For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Interest rate swaps(1)	$(2,567)	$(4,685)	$(2,567)	$(7,184)
Other	(256)	(399)	(327)	233
Total	$(2,823)	$(5,084)	$(2,894)	$(6,951)

(1)
The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.”  Net cash paid was $1.4 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively.  Net cash paid was $2.8 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

All of the Company’s interest rate swap agreements are entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements.  At June 30, 2011, the Company had interest rate swap contracts with the Counterparty totaling $303.7 million (notional) with a net fair value obligation of $12.6 million.  The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done.  Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps.  On December 8, 2010, the Company entered into an amended and restated forbearance agreement with the Counterparty that, among other things, extends the forbearance date to the earlier of June 30, 2012 or when TEB is in compliance with its leverage and liquidation incurrence ratios.

NOTE 8—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011		Weighted-Average Interest Rate at Period-End	December 31, 2010	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts:
Due within one year (2)	$	−	−	$15,985	0.4%
Due after one year (2)		685,000	0.5%	732,115	0.7
Mandatorily redeemable preferred shares (3):
Due within one year		5,769	7.5	5,558	7.5
Due after one year		117,488	8.5	127,971	8.6
Notes payable and other debt (4):
Due within one year		5,634	6.1	5,654	6.0
Due after one year		75,663	6.9	68,444	6.7
Total bond related debt		889,554		955,727

Non-bond related debt:
Notes payable and other debt:
Due within one year		58,596	7.4	106,520	7.4
Due after one year		26,457	11.5	27,267	12.1
Subordinated debentures (5)
Due after one year		189,586	8.8	183,711	8.8
Line of credit facilities:
Due within one year		−	−	4,190	6.0
Total non-bond related debt		274,639		321,688

Total debt		$1,164,193		$1,277,415

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations of TEB and TEI.

(2)
The Company also incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 1.9% at December 31, 2010.  These additional fees bring the weighted average interest rate (due after one year) to 1.7% and 2.0% at June 30, 2011 and December 31, 2010, respectively.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $4.0 million and $4.4 million at June 30, 2011 and December 31, 2010, respectively.

(4)	Included in notes payable and other debt are unamortized discounts of $1.7 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively.

(5)	Included in subordinated debentures are unamortized discounts of $7.1 million and $13.0 million at June 30, 2011 and December 31, 2010, respectively.

Senior Interests and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the subordinated interests.  Substantially all of the senior interests are variable rate debt.  The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.   For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.  The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and the additional collateral pledged.  In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged is not sufficient to satisfy the debt.  The Company’s total senior interests and debt owed to securitization trusts balance was $685.0 million at June 30, 2011, of which $6.6 million and $551.7 million have maturing credit enhancement and liquidity facilities in 2011 and 2013, respectively. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, the investor holding the debt issued by the securitization trust could put their investment back to the third party liquidity provider who in turn could liquidate the bonds within the securitization trust as well as our bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance.  If we are able to extend or replace the third party credit enhancement and liquidity facilities or if we are able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.  In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any realized net capital gains during the immediately preceding taxable year, if any.  There were no capital gains distributions for the six months ended June 30, 2011 and 2010.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at June 30, 2011:
	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Annual Aggregate Distribution and Redemption Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A	May 27, 1999	37.5	$1,792,818	7.50%	12.68%	June 30, 2012	June 30, 2049

Series B	June 2, 2000	30	2,000,000	9.56	N/A	November 1, 2011	June 30, 2050

The credit ratings of TEB and each series of preferred shares are currently non-investment grade due to credit weaknesses in the multifamily housing sector, required amortization of certain preferred shares, as well as the rollover risk of the Freddie Mac credit facility on bonds that provide revenues to TEB, which expires in 2013.  These credit ratings are not required under TEB’s Operating Agreement and therefore do not change any terms or rights of the preferred shares.

On January 24, 2011, the Company repurchased $4.0 million of the original par amount of the 6.80% Series B-1 Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 86.5% of face value and recognized a gain on debt extinguishment of $0.4 million.  On May 4, 2011, the Company repurchased the remaining $4.0 million original par amount of the 6.8% Series B-1 Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 86.5% of face value and recognized a gain on debt extinguishment of $0.4 million.  The Company retired these shares and therefore there are no more series B-1 mandatorily redeemable shares outstanding. On August 2, 2011 the Company repurchased $2.0 million original par amount of the 9.56% Series B Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 87% of face value and recognized a gain on debt extinguishment of $0.2 million.

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

The mandatorily redeemable preferred shares are currently subject to annual remarketing on the dates specified in the table above.  On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap described herein.  If the remarketing agent is unable to remarket these shares successfully, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations.  More specifically, the aggregate distribution and redemption rate on the Series A shares would continue at 12.68% until there is a remarketing which is not a failed remarketing.  However, the distribution rate on the Series B shares could, at most, be reset to two times the 15 year BAA municipal bond yield if the remarketing on November 1, 2011 were to fail.  On August 5, 2011, two times the 15 year BAA municipal bond yield was 9.6%.

Except as described below, the mandatorily redeemable preferred shares are not redeemable prior to the remarketing dates. Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a remarketing of the shares did not occur and the following events occurred on or prior to the remarketing date.

•
The Series B shares were subject to remarketing on November 1, 2010.  The holders of a majority of the outstanding Series B shares, voting separately, elected to waive the November 1, 2010 remarketing requirement, effective November 1, 2010, and to increase the distribution rate on the Series B shares from 7.75% to 9.56% for one year.  The next mandatory remarketing date for the Series B Preferred Shares will occur on November 1, 2011.

•
Effective June 30, 2009, the Series Exhibit for Series A was amended and restated.  The amendment increased the distribution rate from 6.88% to 7.50% effective July 1, 2009, on the outstanding mandatorily redeemable preferred shares and provided for redemptions of shares beginning in October 31, 2009 and continuing through October 31, 2021, for an annual aggregate distribution and redemption rate of 12.68%.  The holders of a majority of the outstanding Series A shares, voting separately, elected to waive the June 30, 2010 and the June 30, 2011 remarketing requirement.  As a result, the next mandatory remarketing date for the Series A Preferred Shares will occur on June 30, 2012.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets.  In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinated Debentures

The table below represents a summary of the key terms of the subordinated debentures issued by MMA Mortgage Investment Corporation (“MMIC”) and MMA Financial Holdings, Inc. (“MFH”) at June 30, 2011:

(dollars in thousands)
Issuer	Debenture Principal	Net Discount (1)		Debenture Carrying Value	Optional Redemption Date	Interim Principal Payments	Debentures Maturity Date	Coupon Interest Rate
MMIC	$30,000	$	−	$30,000	May 5, 2014	−	May 5, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury

MFH	58,420		(2,060)	56,360	May 5, 2014	−	May 5, 2034	0.75% to January 2012, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury

MFH	61,000		(2,587)	58,413	March 30, 2010	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%

MFH	47,275		(2,462)	44,813	July 30, 2010	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%

	$196,695		$(7,109)	$189,586

(1)	The discount represents additional principal owed for which no cash proceeds were received less the amount of cumulative discount that has been amortized through June 30, 2011.

Interest expense on the subordinated debentures totaled $8.0 million and $7.5 million for the six months ended June 30, 2011 and 2010, respectively.

If the Company is not able to negotiate other arrangements, the Company will not be able to pay the interest on the subordinated debentures when the rate increases beginning in the first quarter of 2012, or possibly sooner.  If these subordinated debentures were accelerated the Company would not be able to pay the debt.

Covenant Compliance and Debt Maturities

As a result of the Company restructuring its debt agreements or obtaining forbearance agreements, none of our obligations have been accelerated at present.  The Company had debt agreements totaling $54.6 million at June 30, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2012.

The following table summarizes the annual principal payment commitments at June 30, 2011:

(in thousands)
2011	$11,950
2012 (1)	116,133
2013	33,540
2014	46,280
2015	39,604
Thereafter	916,686
Total	$1,164,193

(1)
Of this amount, $54.6 million represents proceeds from the legal transfer of assets that failed to receive sale accounting and are therefore accounted for as a secured borrowing, all of which is subject to the above mentioned forbearance agreements.

Letters of Credit

The Company has letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support Company obligations.  At June 30, 2011, the Company had $45.3 million in outstanding letters of credit posted as collateral, of which $20.3 million will mature in 2012 and the remaining $25.0 million will mature in 2014.  Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

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

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Loans held for investment	$4,706	$2,925	$11,539	$9,634
Loans held for sale	3,678	4,226	11,637	12,293
Investment in Series C preferred stock	6,371	8,276	6,371	7,487

Liabilities:
Line of credit facilities	−	−	4,190	4,190
Senior interests and debt owed to securitization trusts	685,000	685,370	748,100	748,665
Notes payable and other debt	166,350	121,056	207,885	162,024
Subordinated debentures issued by MFH	159,586	23,337	153,711	23,337
Subordinated debentures issued by MMIC	30,000	23,276	30,000	22,487
Mandatorily redeemable preferred shares	123,257	114,272	133,529	123,444
Liabilities of consolidated funds and ventures:
Notes payable	3,612	3,612	3,709	3,709

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Lending Commitments	$257	$257	$315	$315

Loans held for investment and loans held for sale –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.

Investment in preferred stock –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, best available market benchmarks, as well as determining the fair value of the embedded loss sharing feature that is contained in the Series C preferred stock agreements.

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

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

		Fair Value Measurement Levels at June 30, 2011
(in thousands)	June 30, 2011	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,190,627	$	−	$	−	$1,190,627
Derivative assets	6,303		−		6,303	−

Liabilities:
Derivative liabilities	$19,683	$	−		$19,173	$510

		Fair Value Measurement Levels at December 31, 2010
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,231,036	$	−	$	−	$1,231,036
Derivative assets	6,812		−		6,812	−

Liabilities:
Derivative liabilities	$20,153	$	−		$19,603	$550

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2011:
(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total (losses) gains included in earnings	(6,309)	40
Total gains included in other comprehensive income	22,270	−
Impact from purchases	10,000	−
Impact from sales	(56,722)	−
Impact from settlements	(9,648)	−
Balance, June 30, 2011	$1,190,627	$(510)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the six months ended June 30, 2011.

(in thousands)	Net losses on bonds(1)		Equity in Losses from Lower Tier Property Partnerships		Net gains (losses) on derivatives
Change in realized losses related to assets and liabilities held at January 1, 2011, but settled during 2011	$	−	$	−	$(40)
Change in unrealized losses related to assets and liabilities still held at June 30, 2011		(4,499)		(1,810)	−
Additional realized gains recognized at settlement		1,329		−	(3)
Total (losses) gains reported in earnings		$(3,170)		$(1,810)	$(43)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2010:
(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2010	$1,348,133	$(919)
Total (losses) gains included in earnings	(10,147)	464
Total gains included in other comprehensive income	20,277	−
Impact from purchases	634	−
Impact from sales	(47,507)	−
Impact from deconsolidation of GP Take Back partnership	6,423	−
Impact from settlements	(25,118)	−
Balance, June 30, 2010	$1,292,695	$(455)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the six months ended June 30, 2010.

(in thousands)	Net (losses) gains on bonds (1)	Equity in Losses from Lower Tier Property Partnerships		Net gains on derivatives
Change in realized (losses) gains related to assets and liabilities held at January 1, 2010, but settled during 2010	$(617)	$	−	$403
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2010	(8,310)		(1,220)	61
Additional realized gains recognized at settlement	482		−	−
Total (losses) gains reported in earnings	$(8,445)		$(1,220)	$464

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2011:
(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, April 1, 2011	$1,199,912	$(571)
Total (losses) gains included in earnings	(2,050)	61
Total gains included in other comprehensive income	23,715	−
Impact from purchases	10,000	−
Impact from sales	(35,599)	−
Impact from settlements	(5,351)	−
Balance, June 30, 2011	$1,190,627	$(510)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the three months ended June 30, 2011.

(in thousands)	Net (losses) gains on bonds (1)		Equity in Losses from Lower Tier Property Partnerships		Net gains (losses) on derivatives
Change in realized gains related to assets and liabilities held at April 1, 2011, but settled during 2nd quarter 2011	$	−	$	−	$92
Change in unrealized losses related to assets and liabilities still held at June 30, 2011		(989)		(1,061)	(31)
Additional realized gains (losses) recognized at settlement		1,650			(3)
Total gains (losses) reported in earnings		$661		$(1,061)	$58

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2010:
(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, April 1, 2010	$1,317,618	$(472)
Total (losses) gains included in earnings	(3,158)	17
Total gains included in other comprehensive income	16,675	−
Impact from purchases	−	−
Impact from sales	(32,715)	−
Impact from settlements	(5,725)	−
Balance, June 30, 2010	$1,292,695	$(455)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the three months ended June 30, 2010.

(in thousands)	Net (losses) gains on bonds (1)		Equity in Losses from Lower Tier Property Partnerships		Net gains on derivatives
Change in realized gains related to assets and liabilities held at April 1, 2010, but settled during 2nd quarter 2010	$	−	$	−	$1
Change in unrealized (losses) gains related to assets and liabilities still held at June 30, 2010		(2,493)		(665)	16
Additional realized gains recognized at settlement		116		−	−
Total (losses) gains reported in earnings		$(2,377)		$(665)	$17

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-Sale – The fair value is based on quoted prices, where available.  Otherwise, the fair value of performing bonds is based on discounted cash flows based on the expected bond payments, including certain prepayment assumptions that take into consideration lock-out and other prepayment penalties.  The discount rate takes into consideration current market yields for similar instruments, specific bond credit characteristics and other bond attributes, like the location of the property securing the bond and the bond size.  The weighted average discount rate for the performing bond portfolio was 6.82% and 7.13% at June 30, 2011 and December 31, 2010, respectively.  The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value, which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value.  If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate averaged 9.6% and 9.9% at June 30, 2011 and December 31, 2010, respectively.  The capitalization rate averaged 8.2% and 8.5% at June 30, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments – The fair value of derivatives was based on dealer quotes, where available, or estimated using valuation models incorporating current market assumptions.  The Company’s interest rate swap agreements have collateral posting requirements that are considered in determining the fair value of these instruments.

The following tables present assets that are measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

		Fair Value Measurement Levels at June 30, 2011
(in thousands)	June 30, 2011	Level 1		Level 2		Level 3	Total Losses Reported Through the Three Months Ended June 30, 2011:	Total Losses Reported Through the Six Months Ended June 30, 2011:
Assets:

Loans held for investment	$10,313	$	−	$	−	$10,313	$(293)	$(293)
Loans held for sale	983		−		−	983	(506)	(700)
Investment in Series A and B preferred stock	30,000		−		−	30,000	−	−

		Fair Value Measurement Levels at December 31, 2010
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3	Total Losses Reported Through the Three Months Ended June 30, 2010:	Total Losses Reported Through the Six Months Ended June 30, 2010:
Assets:

Loans held for investment	$42,394	$	−	$	−	$42,394	$(550)	$(4,052)
Loans held for sale	7,352		−		−	7,352	(217)	(118)
Investment in Series A and B preferred stock	30,000		−		−	30,000	−	−
Investment in an unconsolidated venture	6,779		−		−	6,779	−	−

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

Investment in an unconsolidated venture – This is the Company’s 33.3% interest in an investment in a real estate partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  This investment is valued based on comparable land sales and, if available, broker opinion of value.

Investment in preferred stock –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, best available market benchmarks.

NOTE 11—GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees, by type, at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements	$806	$464	$430	$379
Indemnification contracts	112,404	2,032	112,404	2,198
Other financial/payment guarantees	14,599	4,638	14,812	4,658
Total	$127,809	$7,134	$127,646	$7,235

Mortgage Banking Loss-Sharing Agreements

Prior to the sale of its Agency Lending business in May 2009, the Company had exposure to losses and/or servicing advances relating to defaulted real estate mortgage loans originated by the Company and sold to Fannie Mae under its Delegated Underwriting and Servicing (“DUS”) program, including servicing advances for payment of principal, interest, taxes or insurance premiums, and the loss of principal after foreclosure.  As part of the sale, the Company indemnified the purchaser for the DUS obligation related to specific loans.  For the six months ended June 30, 2011 and 2010, the Company recognized guarantee losses of $0.1 million and $0.4 million, respectively.  The Company incurred no actual cash payments under its DUS loss sharing and indemnification agreements for the six months ended June 30, 2011 and 2010.

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the Tax Credit Equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain Low Income Housing Tax Credit Funds (“LIHTC Funds”) and indemnifications related to property performance on certain Lower Tier Property Partnerships.  The Company has not made any cash payments related to these indemnification agreements for the six months ended June 30, 2011 and 2010.

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

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at June 30, 2011 and December 31, 2010:

		June 30, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available-for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$3,975	$1,051,556	$	−	$	−	$	−	$1,055,531
Notes payable, warehouse lending and lines of credit	B	12,135	54,078		18,581		6,779		1,000	92,573
Other	C	6,024	48,125		−		13,318		−	67,467
Total		$22,134	$1,153,759		$18,581		$20,097		$1,000	$1,215,571

		December 31, 2010
(in thousands)	Note Ref.	Restricted Cash	Bonds Available-for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$7,577	$1,107,705	$	−	$	−	$	−	$1,115,282
Notes payable, warehouse lending and lines of credit	B	14,155	55,590		71,120		6,779		2,000	149,644
Other	C	3,255	33,885		−		12,527		−	49,667
Total		$24,987	$1,197,180		$71,120		$19,306		$2,000	$1,314,593

A.	This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has various operating leases that expire at various dates through 2017.  Certain leases require the Company to pay property taxes, maintenance and other costs.

Rental expense for operating leases was $1.9 million (of which $0.7 million was reported as discontinued operations) and $2.2 million (of which $0.9 million was reported as discontinued operations) for the six months ended June 30, 2011 and 2010, respectively.  Rental income received from sublease rentals was $1.5 million (of which $0.7 million was reported as discontinued operations) and $1.3 million (of which $0.7 million was reported as discontinued operations) for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at June 30, 2011:

(in thousands)
2011	$1,885
2012	3,716
2013	3,612
2014	2,941
2015	1,564
Thereafter	756
Total minimum future rental commitments	$14,474

The Company expects to receive $9.9 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

At June 30, 2011, the Company and certain of its subsidiaries, as well as certain former and current officers, directors and employees were named as defendants in various litigation matters arising in the ordinary course of business.  Certain of these proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at June 30, 2011.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

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

SEC Matters

After the Company announced in September 2006 that it would be restating the financial statements for 2005 and prior years, the Philadelphia Regional Office of the SEC informed the Company that it was conducting an informal inquiry and requested the voluntary production of documents and information concerning, among other things, the reasons for the  restatement.  The Company provided the requested documents and information and has cooperated fully with the informal inquiry.  The Company has not received any correspondence related to this informal inquiry since 2008.

In December 2009, the Company received correspondence from the SEC’s Division of Corporation Finance noting the Company’s status as a non-current filer and advising the Company that the SEC could, in the future, bring an administrative proceeding to revoke the Exchange Act registration of the Company’s common shares and/or order, without further notice, the suspension of trading of the Company’s common shares.  The Company provided special notice to the Division of Corporation Finance of each SEC filing containing Company financial statements that the Company made from the receipt of the agency’s letter through the filing of the Company’s 2010 Form 10-K, which was filed on a timely basis on March 31, 2011.  The Company has not received any further correspondence or information related to this issue since the original December 2009 letter.

NOTE 13—EQUITY

Loss Per Common Share

The following table provides a summary of net loss to common shareholders as well as information pertaining to weighted average shares used in the per share calculations for the three months and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net loss from continuing operations	$(0.08)	$(0.28)	$(0.19)	$(0.53)
Net income (loss) from discontinued operations	0.01	(0.13)	0.01	(0.13)
Net loss to common shareholder	$(0.07)	$(0.41)	$(0.18)	$(0.66)

Basic weighted-average shares (1)	41,069	40,490	40,963	40,430
Common stock equivalents	−	−	−	−
Diluted weighted-average shares	41,069	40,490	40,963	40,430

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

For the six months ended June, 2011 and 2010, the Company had a net loss and thus, any incremental shares would be anti-dilutive.  The average number of anti-dilutive options that were excluded from common stock equivalents for the six months ended June 30, 2011 and 2010 were 1,189,031 and 865,379, respectively.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding.  These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.  In addition to quarterly distributions, the holders of both the cumulative perpetual preferred shares and the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10% of any net capital gains the Company recognized during the immediately preceding taxable year, if any.  There were no capital gains distributions made or accumulated for the six months ended June 30, 2011 and 2010.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at June 30, 2011.
	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series A-3	November 4, 2005	6	2,000,000	4.95	September 30, 2012	September 30, 2012
Series A-4	November 4, 2005	8	2,000,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000,000	9.75	September 30, 2012	September 30, 2012
Series C-1	October 19, 2004	13	1,000,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	17	2,000,000	5.90	September 30, 2015	September 30, 2020

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series mandatorily redeemable preferred shares.  Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.  If the remarketing agent is unable to remarket these shares successfully, distributions could increase.  Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time. Based on the terms of each series agreement and municipal bond yields on August 4, 2011, if all distribution rates were reset on August 5, 2011 to distribution rates under a failed remarketing, then the Company’s annual distributions would increase by $0.4 million, with substantially all of this increase not becoming effective until September 2015.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

On February 16, 2011, the Company repurchased $4.0 million of the original par amount of the 4.90% Series A-2 Subordinate Cumulative Perpetual Preferred Shares at 79.5% of face value and recognized an increase in common shareholders’ equity of $0.7 million.

On May 4, 2011, the Company repurchased $6.0 million of the original par amount of the 4.95% Series A-3 Subordinate Cumulative Perpetual Preferred Shares at 82.0% of face value and recognized an increase in common shareholders’ equity of $0.9 million.

On August 2, 2011, the Company repurchased $4.0 million of the original par amount of the 5.90% Series D Subordinate Cumulative Perpetual Preferred Shares at 60.0% of face value and recognized an increase in common shareholders’ equity of $1.5 million.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates.  In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company does not wholly own at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Noncontrolling interests in:
LIHTC Funds	$460,900	$479,174
Lower Tier Property Partnership	3,055	3,915
South African Workforce Fund	95,721	80,322
Other consolidated entities	5,739	6,145
Total	$565,415	$569,556

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

Total compensation expense recorded for these Plans was as follows for the three months and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Employees’ Stock-based Compensation plan	$16	$49	$33	$62
Non-employee Directors’ Stock-based Compensation plan	38	50	88	100
Total	$54	$99	$121	$162

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 1,237,993 shares were still available to be issued at June 30, 2011.  The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.  For the six months ended June 30, 2011, the per share weighted average fair value for the Company’s outstanding options and the corresponding liability was inconsequential.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value		Period End Liability
Outstanding at January 1, 2011	1,145.0	$7.01	8.2	$	−	$116

Granted	−
Exercised	−
Forfeited/Expired	−
Outstanding at June 30, 2011	1,145.0	$7.01	7.7	$	−	$149

Options Exercisable at:
June 30, 2011	861.7	$9.24	7.4	$	−

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

There was no outstanding liability for deferred share awards at June 30, 2011 and December 31, 2010.

The following table summarizes deferred share activity under the Employees’ Stock-Based Compensation Plan for the six months ended June 30, 2011:

(in thousands)	Number of Shares
Unvested shares at January 1, 2011	1.9
Granted	−
Forfeited	−
Rescinded	−
Vested	(1.9)
Unvested shares at June 30, 2011	−

Shares vested and expected to vest:
June 30, 2011	−

Non-employee Directors’ Stock-Based Compensation Plan

During 2009 the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares.  In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plan.  A total of 1,863,818 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plan at June 30, 2011.  The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	59.0	$24.44	1.5	$	−
Exercised	−
Expired/Forfeited	(15.0)
Outstanding at June 30, 2011	44.0	$24.56	1.5	$	−

Options Exercisable at:
June 30, 2011	44.0	$24.56	1.5	$	−

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the six months ended June 30, 2011 and 2010.  The directors are fully vested in these shares at the grant date.
(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
June 30, 2011	104,523	$0.12	262,464	$0.12	$87.5
June 30, 2010	347,592	0.14	−	−	100.0

For the six months ended June 30, 2011 and 2010, the Company recognized $87,500 and $100,000 in director fees expense, respectively, of which $43,750 and $50,000 was paid in cash, respectively.  Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

NOTE 15—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

Transactions with Shelter Group, LLC (“Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in Shelter Group.  One of the Company’s tax-exempt bond investments is secured by a multifamily property in which the Shelter Group has an ownership interest.  Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments.  During the six months ended June 30, 2011 and 2010, there were three such property management contracts between properties securing the Company’s bonds and Shelter Group for which fees paid by the properties under these contracts approximated $0.2 million for each six month period.  The Company’s carrying value of the tax-exempt bond secured by property owned by Shelter Group was $9.0 million and $8.9 million at June 30, 2011 and December 31, 2010, respectively.

Transactions with SCA Successor, Inc., SCA Successor II, Inc., and SCA Umbrella Limited Liability Company (collectively referred to as “SCA”)

Mr. Joseph has direct and indirect ownership interests in SCA, which holds directly or indirectly the general partner interests and limited partner interests in certain real estate partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds.  The Company is not the primary beneficiary of SCA and therefore SCA and the properties it owns are not consolidated by the Company.  The Company’s carrying value of the tax-exempt bonds secured by properties owned by SCA was $90.8 million and $87.2 million at June 30, 2011 and December 31, 2010, respectively.

NOTE 16—DISCONTINUED OPERATIONS

Business Sales

The Company sold the following business segments prior to 2011: the TCE business, the Agency Lending business and the Renewable Ventures business.  These business segment disposals, as well as several other business dispositions, were accounted for as discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity from the businesses that were sold, including the gains and losses on dispositions, have been classified as “Loss from discontinued operations, net of tax” and “Net losses allocable to noncontrolling interests from consolidated funds and ventures – related to discontinued operations” in the consolidated statements of operations.  At June 30, 2011 one of the Company’s Real Estate Owned (“REO”) properties is in the process of being sold and as such the property’s operations are accounted for as discontinued operations.  In addition to this property’s operations, there is continuing activity related to some of these dispositions that impact the 2010 and 2011 periods.  The following table represents the ongoing activity related to these dispositions.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Operations:
Sublease income	$369	$369	$738	$369
Other income	83	287	166	940
Rent expense	(369)	(390)	(738)	(390)
Other expenses	−	(294)	(202)	(1,124)
REO operations	199	9	419	(103)
Other gains	−	116	−	357
Equity in earnings from Lower Tier Property Partnerships	−	−	9	−
Income from operations	282	97	392	49
Disposal:
Net loss on sale	−	(5,340)	−	(5,375)
Net income (loss) from discontinued operations	282	(5,243)	392	(5,326)

Net loss allocable to noncontrolling interests	−	(76)	−	(25)
Net income (loss) to common shareholders from discontinued operations	$282	$(5,319)	$392	$(5,351)

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

The total assets, by type of consolidated fund or venture, at June 30, 2011 and December 31, 2010, are summarized as follows:

(in thousands)	June 30, 2011	December 31, 2010
LIHTC Funds	$467,577	$485,998
Lower Tier Property Partnership	20,154	20,763
South African Workforce Fund	96,797	83,274
Other consolidated entities	11,541	11,960
Total assets of consolidated funds and ventures	$596,069	$601,995

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate multifamily affordable housing rental properties.  These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense.  The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting.  The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009.  However, the Company retained its general partner interest in certain LIHTC Funds.  The Company continues to consolidate 11 funds at June 30, 2011 and December 31, 2010.  The Company’s general partner ownership interests of the funds remaining at June 30, 2011 ranges from 0.01% to 0.04%.  The Company has guarantees associated with these funds.  These guarantees, along with the Company’s ability to direct the activities of the funds have resulted in the Company being the primary beneficiary.  At June 30, 2011 and December 31, 2010, the Company’s maximum exposure under these guarantees is estimated to be approximately $865 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company will assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company.  Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits.  As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships.  A number of these consolidated Lower Tier Property Partnerships were transferred to the buyer of the TCE business in July 2009.  At June 30, 2011 and December 31, 2010, there was one consolidated Lower Tier Property Partnership.

South African Workforce Fund

The Company is the general partner of the South Africa Workforce Housing Fund SA I (“SA Fund”), which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa.  The Company has an equity funding commitment of $4.9 million or 2.7% of the total committed SA Fund capital.

Other

The Company also has consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest.  At June 30, 2011, these entities include non-profit organizations that provide charitable services and programs for the affordable housing market and two Company sponsored solar funds where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at June 30, 2011 and December 31, 2010.

Asset Summary:
(in thousands)	June 30, 2011	December 31, 2010
Investments in unconsolidated Lower Tier Property Partnerships	$414,044	$436,971
Other assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	38,072	36,082
Real estate, net	19,680	20,368
South African Fund investments	94,434	78,222
Solar projects	10,444	10,719
Other assets	19,395	19,633
Total assets of consolidated funds and ventures	$596,069	$601,995

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary.  Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method.  The following table provides the investment balances in unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$414,044	$436,971
Total assets of Lower Tier Property Partnerships (1)	$1,448,758	$1,461,505
Total liabilities of Lower Tier Property Partnerships (1)	1,052,906	1,049,244

(1)	The assets of the Lower Tier Property Partnerships primarily represent real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is generally limited to the Company’s equity investment (shown above), loans or advances and bond investments in these partnerships.  The Company’s total loan investment, including commitments to lend to these partnerships at June 30, 2011 and December 31, 2010, was zero.  The Company’s total bond investment at June 30, 2011 and December 31, 2010, was $444.7 million and $439.9 million, respectively.  The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Building, furniture and fixtures	$26,274	$26,272
Accumulated depreciation	(7,617)	(6,927)
Land	1,023	1,023
Total	$19,680	$20,368

Depreciation expense was $0.7 million for the six months ended June 30, 2011 and 2010.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the six months ended June 30, 2011 and 2010.

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

The following section provides more information related to the liabilities of the consolidated funds and ventures at June 30, 2011 and December 31, 2010.

Liability Summary
(in thousands)	June 30, 2011	December 31, 2010
Liabilities of consolidated funds and ventures:
Debt	$3,612	$3,709
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	20,199	20,970
Other liabilities	2,942	3,136
Total liabilities of consolidated funds and ventures	$26,753	$27,815

Debt
The creditors of the Company’s consolidated funds and ventures do not have recourse to the assets or general credit of the Company.  At June 30, 2011 and December 31, 2010, the debt owed by the Solar Funds had the following terms:

	June 30, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,612	$3,612	8.3	%(1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

	December 31, 2010
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,709	$3,709	8.3	%(1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

The Company’s debt on solar facilities generally represents amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in these funds.  The Company does not anticipate making payments under these guarantees.

Income Statement Summary
	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Solar fund revenue	$275	$362	$417	$531
Rental and other income from real estate	348	320	683	636
Interest and other income	136	168	219	274
Total revenue	759	850	1,319	1,441

Expenses:
Depreciation and amortization	1,018	1,015	2,043	2,132
Interest expense	198	215	346	304
Impairments and valuation adjustments	862	258	4,590	3,000
Other operating expenses	705	496	1,143	1,662
Total expenses	2,783	1,984	8,122	7,098

Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(8,754)	(13,690)	(16,627)	(25,981)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (related to continuing operations)	12,137	16,863	26,403	30,642
Net income (loss) allocable to the common shareholders	$1,359	$2,039	$2,973	$(996)

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

We continue to work with our capital partners to extend debt maturities, restructure debt payments or settle debt at amounts below the contractual amount due.  In addition, we continue to reduce our operating costs in order to sustain our business.  These actions are being pursued in order to achieve the objective of the Company continuing operations.  However, the success of management’s objective is dependent on obtaining creditor concessions, liquidating non-bond related assets and generating sufficient bond portfolio net interest income that can be used to service the Company’s non-bond related debt and the Company’s on-going operating expenses.  There can be no assurance that we will be successful in addressing these liquidity issues.  More specifically, there is uncertainty as to whether we will be able to restructure or settle our non-bond related debt in a manner sufficient to allow our cash flow to support our operations.

Our ability to restructure our debt is especially important with respect to the subordinated debentures.  The weighted average pay rate on $196.7 million (unpaid principal balance) of subordinated debentures was 2.08% at June 30, 2011.  Our pay rates are due to increase in the first and second quarters of 2012, which will bring the weighted average pay rate to approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to our ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding our bond investing activities that could impact our ability to generate sufficient cash flow from the bond portfolio.  These uncertainties could adversely impact our financial condition or results of operations.  In the event we are not successful in restructuring or settling our remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is owned by subsidiaries of the Company that hold substantially all of the Company’s bonds.  These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash to MuniMae.  One of these subsidiaries is TEB, which holds 89.4% of the carrying value of the Company’s bonds at June 30, 2011.  The Company indirectly owns all of TEB’s common stock.  TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, as well as cash distributions to MuniMae, and imposes certain requirements in the event of merger, sale or consolidation.  In 2010, TEB retained $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae pursuant to a March 25, 2010 amendment to its operating agreement.  At June 30, 2011:

•	TEB’s leverage ratio was 57.4%, which was below the incurrence limit of 60%, which would allow TEB to incur up to $72.8 million of additional obligations;

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity ranking senior to or on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute cash to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

Total common shareholder distributions from TEB for the six months ended June 30, 2011 and 2010 were $17.5 million and $6.0 million, respectively.

All of TEB’s common stock is pledged by the Company to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, the Company entered into a forbearance agreement with the Counterparty, which restricted the Company’s ability to utilize common distributions from TEB.  The key provisions of this agreement are as follows:

•
Forbearance from the minimum net asset value requirement and the financial reporting requirement contained in interest rate swap agreements until the earlier of June 30, 2012 or when TEB regains compliance with the leverage and liquidation incurrence ratios.

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

o	Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted distributions have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by TEI, which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity, asset and net worth requirements related to a TEI debt agreement.  TEI is in compliance with its debt covenants at June 30, 2011.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flow from operations; (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At June 30, 2011, we had cash and cash equivalents of approximately $27.0 million, a decrease of $5.5 million from $32.5 million at December 31, 2010.  The following table summarizes the changes in our cash and cash equivalents balances during the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
(in thousands)	2011	2010
Unrestricted cash and cash equivalents at beginning of period	$32,544	$18,084
Net cash provided by (used in):
Operating activities	2,768	9,258
Investing activities	72,746	41,438
Financing activities	(83,172)	(39,911)
Net (decrease) increase in cash and cash equivalents	(7,658)	10,785
Unrestricted cash and cash equivalents at end of period	$24,886	$28,869

At June 30, 2011 and 2010, our unrestricted cash included TEB’s unrestricted cash of $19.8 million and $21.2 million, respectively; however, distributions of this cash from TEB to the Company are subject to the restrictions discussed above.

Operating activities

Cash flow provided by operating activities declined by $6.5 million to $2.8 million for the six months ended June 30, 2011 from $9.3 million for the six months ended June 30, 2010.  The $6.5 million decrease in cash provided by operating activities is primarily due to a decrease in income tax refunds of $6.2 million, a decrease in net receipts on loans held for sale of $4.8 million and a decrease in fee income of $2.0 million partially offset by a decrease in operating expenses paid of $7.0 million.

Investing activities

Cash flow provided by investing activities increased by $31.3 million to $72.8 million for the six months ended June 30, 2011 from $41.4 million for the six months ended June 30, 2010.  The $31.3 million increase in cash provided by investing activities is primarily due to an increase in principal payments received on loans held for investment of $17.2 million, an increase in principal payments and sales proceeds received on bonds of $21.8 million, a net decrease in investments in real estate $7.9 million, partially offset by a decrease in proceeds from the sale of a business of $5.8 million and an increase in bond purchases of $10.0 million.

Financing activities

Cash flow used in financing activities increased by $43.3 million to $83.2 million for the six months ended June 30, 2011from $39.9 million for the six months ended June 30, 2010.  The $43.3 million increase in cash used by financing activities is primarily due to an increase in repayment of borrowings of $31.5 million, repurchase of preferred shares of $8.1 million, a decrease in proceeds from borrowing of $10.4 million, partially offset by an increase in contributions from holders of noncontrolling interests of $6.0 million.

Company Debt

The following table summarizes the outstanding debt balances and weighted-average interest rates at June 30, 2011.  See “Notes to Consolidated Financial Statements – Note 8, Debt” included in this Report for more information on our debt.

(dollars in thousands)	June 30, 2011	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts (2)	$685,000	0.5%
Mandatorily redeemable preferred shares (3)	123,257	8.5
Notes payable and other debt (4)	81,297	6.8
Total bond related debt	889,554

Non-bond related debt:
Notes payable and other debt	85,053	8.6
Subordinated debentures (5)	189,586	8.8
Total non-bond related debt	274,639

Total debt	$1,164,193

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)
We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 1.7% at June 30, 2011.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $4.0 million at June 30, 2011.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.7 million at June 30, 2011.

(5)	Included in the subordinated debentures are unamortized discounts of $7.1 million at June 30, 2011.

Debt related to bond investing activities

Senior interests and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the subordinated interests.  Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.  The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and the additional collateral pledged.  In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged is not sufficient to satisfy the debt.  The Company’s total senior interests and debt owed to securitization trusts balance was $685.0 million at June 30, 2011, of which $6.6 million and $551.7 million have maturing credit enhancement and liquidity facilities in 2011 and 2013, respectively.  If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, the investor holding the debt issued by the securitization trust could put their investment back to the third party liquidity provider who in turn could liquidate the bonds within the securitization trust as well as our bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance.  If we are able to extend or replace the third party credit enhancement and liquidity facilities or if we are able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense.

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

The mandatorily redeemable preferred shares are currently subject to annual remarketing.  On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap.  If the remarketing agent is unable to remarket these shares successfully, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations.

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a majority of the preferred shareholders voted to waive the most recent remarking requirement.  See “Notes to Consolidated Financial Statements – Note 8, “Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares have a weighted average annual distribution rate of 8.47% on an outstanding carrying amount of $123.3 million as of June 30, 2011.  Approximately half of the outstanding mandatorily redeemable preferred shares also have principal redemption requirements, which results in an overall average annual distribution and redemption rate of 11.2%.

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

Subordinated debentures

One of our consolidated wholly owned subsidiaries, MFH, formed special purpose financing entities (“Trusts”) that issued preferred securities to qualified institutional investors.  Upon formation, the Trusts issued $172.7 million of preferred securities to investors and $2.8 million of common stock to us.  In return for the proceeds from the Trusts’ preferred stock offering and for our common stock interest in the Trust, we issued subordinated debentures (“Debentures”) to the Trusts totaling $175.5 million with substantially the same economic terms as the preferred securities.  The Debentures were unsecured obligations of MFH and were subordinated to all of MFH’s existing and future senior debt. MuniMae, as the ultimate parent of MFH, guaranteed all of MFH’s obligations on the Debentures, subject to the holders’ prior exhaustion of remedies against MFH and the Trusts.  In addition, the preferred securities issued by the Trusts were guaranteed by MFH and MuniMae, subject to the same exhaustion requirements.

The Trusts were collapsed in 2009 and substantially all of the preferred securities of the Trusts were subject to a troubled debt restructuring which resulted in the preferred securities being exchanged for debt issued by MFH and MMIC, certain reductions in interest rates, and an increase in the principal due, among other modifications.  During 2010, MFH bought back $2.5 million of the $169.2 million new subordinated debentures at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment.  The weighted average pay rate on $196.7 million (unpaid principal balance) of Debentures was 2.08% at June 30, 2011.  Our pay rates are due to increase in the first and second quarter of 2012, which will bring the weighted average pay rate to approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.

Covenant compliance

As a result of restructuring our debt agreements or obtaining forbearance agreements, none of our obligations have been accelerated at present. We had debt agreements totaling $54.6 million at June 30, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2012.

Letters of credit

We have letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support our obligations. At June 30, 2011, we had $45.3 million in outstanding letters of credit posted as collateral, of which $20.3 million will mature in 2012 and the remaining $25.0 million will mature in 2014. Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at June 30, 2011:

	June 30, 2011
(in thousands)	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements (1)	$806	$464
Indemnification contracts (2)	112,404	2,032
Other financial/payment guarantees (3)	14,599	4,638
	$127,809	$7,134

(1)	As part of the sale of our Agency Lending business, we effectively retained the DUS obligation related to specific loans.

(2)
We have entered into indemnification contracts with investors in certain LIHTC Funds, that effectively guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds. We made no cash payments under these indemnification agreements for the six months ended June 30, 2011.

(3)
We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations.  Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party.  The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.  In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds.  The maximum exposure under these guarantees is estimated to be $865 million at June 30, 2011.  The Company does not expect to have any pay-outs related to these guarantees as the funds are meeting investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae.  At June 30, 2011 the debt owed by the solar funds (our only debt exposure to consolidated funds and ventures) had the following terms:

	June 30, 2011
(dollars in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,612	$3,612	8.3	%(1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Our debt on solar facilities generally consists of amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to us, we have guaranteed the investors’ yield in these funds.  We do not anticipate making payments under these guarantees.

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

The perpetual preferred shares are subject to periodic remarketing.  On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.  If the remarketing agent is unable to remarket these shares successfully, distributions could increase and this increase could be significant and adversely impact the Company’s financial condition and results of operations.  The weighted average distribution rate on the perpetual preferred shares outstanding of $158.9 million at June 30, 2011 was 5.7%.Critical Accounting Policies and New Accounting Standards

The preparation of our consolidated financial statements is based on the selection and application of GAAP, which requires us to make certain estimates and assumptions that affect the reported amounts and classification of the amounts in our consolidated financial statements.  These estimates and assumptions require us to make difficult, complex and subjective judgments involving matters that are inherently uncertain.  We base our accounting estimates and assumptions on historical experience and on judgments that are believed to be reasonable under the circumstances available to us at the time.  Actual results could materially differ from these estimates.  We applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed those policies with our Audit Committee.

We believe the following accounting policies are significant to the Company involve a higher degree of judgment and complexity, and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Valuation of Bonds

Bonds available-for-sale includes mortgage revenue bonds and other municipal bonds.  We account for investments in bonds as available-for-sale debt securities under the provisions of Accounting Standards Codification (“ASC”) ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  We estimate the fair value of our bonds using quoted prices, where available; however, most of our bonds do not have observable market quotes.  For these bonds, we estimate the fair value of the bonds by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates.  The discount rate takes into consideration current market yields for similar instruments, specific bond credit characteristics and other bond attributes, like the location of the property securing the bond and the bond size.  The weighted average discount rate for the performing bond portfolio was 6.82% and 7.13% at June 30, 2011 and December 31, 2010, respectively.  For non-performing bonds, given that we have the right to foreclose on the underlying properties serving as collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs.  There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the discount rates applied to these cash flow forecasts involve significant judgments as to current credit spreads and investor return expectations.  We had $72.0 million of cumulative impairment, net of unrealized gains, reflected in our bond portfolio at June 30, 2011.  Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

We perform systematic reviews of our loan portfolio throughout the year to identify credit risk and to assess overall collectability.  The Company’s credit risk rating process is inherently subjective and is based on judgments related to the borrower’s past performance, the current status of the loan and the performance of the underlying collateral.  The credit risk rating process is integral to our determination of which loans are considered impaired.  Once a loan is considered impaired, we determine if a specific loss is required.  This measurement process is judgmental and in most cases the impairment measure is based on the fair value of the underlying collateral, which are primarily real estate related assets.  Real estate valuations require significant estimates and assumptions such as rental or lease revenue, operating expenses, vacancy considerations and investor discount and capitalization rates.  In addition, many of our properties are low income housing apartment properties that have tax credits associated with them that we value for purposes of determining impairment.  The values of these tax credits is based on the performance and compliance of the property with guidelines established to qualify for the tax credits.  Future non-compliance can impact the tax credit value through loss of credits or tax credit recapture.

Results of Operations

The following discussion of our consolidated results of operations should be read in conjunction with our financial statements, including the accompanying notes.

The table below summarizes our consolidated financial performance for the three and six months ended June 30, 2011 and 2010:

Table 1	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Total interest income	$20,070	$23,186	$41,933	$46,450
Total fee and other income	2,503	2,592	4,847	6,222
Total revenue from consolidated funds and ventures	759	850	1,319	1,441
Total revenue	23,332	26,628	48,099	54,113
Expenses:
Interest expense	14,229	16,606	29,327	34,683
Operating expenses	7,556	10,693	16,181	22,509
Impairment on bonds and provision for loan losses	1,282	3,043	5,357	12,944
Total expenses from consolidated funds and ventures	2,783	1,984	8,122	7,098
Total expenses	25,850	32,326	58,987	77,234
Net (losses) gains on asset sales, derivatives and extinguishment of liabilities	(1,469)	(6,046)	(1,738)	2,336
Equity in losses from unconsolidated ventures	(104)	(205)	(110)	(204)
Equity in losses from Lower Tier Property Partnerships of consolidated fund and ventures	(8,754)	(13,690)	(16,627)	(25,981)
Loss from continuing operations before income taxes	(12,845)	(25,639)	(29,363)	(46,970)
Income tax expense	(35)	(21)	(147)	(5)
Income (loss) from discontinued operations, net of tax	282	(5,243)	392	(5,326)
Net loss	(12,598)	(30,903)	(29,118)	(52,301)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,370)	(2,466)	(4,812)	(4,932)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	12,137	16,863	26,403	30,642
Related to discontinued operations	−	(76)	−	(25)
Net loss to common shareholders	$(2,831)	$(16,582)	$(7,527)	$(26,616)

Interest Income

The following table summarizes our interest income for the three and six months ended June 30, 2011 and 2010:

Table 2	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Interest on bonds	$19,594	$21,496	$40,416	$42,616
Interest on loans	449	1,660	1,460	3,771
Interest on short-term investments	27	30	57	63
Total interest income	$20,070	$23,186	$41,933	$46,450

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio as well as the collection rate on the bond portfolio. We are actively selling and/or working out of our loan portfolio and other residual assets left from our taxable lending business and do not expect these to be a significant source of future revenue.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Total interest income decreased by 13.5%, or $3.1 million, for the three months ended June 30, 2011 as compared to 2010.

Interest on bonds decreased $1.9 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, mainly as a result of declines in the outstanding principal balance of the bond portfolio.  The weighted average bond unpaid principal balance declined by $135.5 million for the three months ended June 30, 2011 as compared to the three months ended 2010 due to sale and redemption activity, as well as principal amortization.

Interest on loans decreased $1.2 million, mainly due to a decline in the weighted average loan portfolio of $77.8 million, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  In addition, the average interest rate declined 197 basis points (“bps”) mainly due to higher coupon performing loans paying off between July 1, 2010 and June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total interest income decreased by 9.8%, or $4.5 million, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Interest on loans decreased $2.3 million, mainly due to a decline in the weighted average loan portfolio of $77.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  In addition, the average interest rate declined 134 bps mainly due to higher coupon performing loans paying off between July 1, 2010 and June 30, 2011.

Interest on bonds decreased $2.2 million, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, mainly as a result of declines in the outstanding principal balance of the bond portfolio.  The weighted average bond unpaid principal balance declined by $128.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to sale and redemption activity, as well as principal amortization.

Fee and Other Income

The following table summarizes our fee and other income for the three and six months ended June 30, 2011 and 2010:

Table 3	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Income on preferred stock	$1,557	$1,622	$3,114	$3,293
Syndication fees	18	372	34	862
Asset management and advisory fees	281	350	564	685
Other income	647	248	1,135	1,382
Total fee and other income	$2,503	$2,592	$4,847	$6,222

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Fee and other income decreased 3.5%, or $0.1 million, for the three months ended June 30, 2011 as compared to 2010 due mainly to declines in syndication fees, asset management fees and income on preferred stock, partially offset by increases in other income.

Syndication fees, which are recognized as income based on LIHTC Fund contributions to the properties they invest in (“Lower Tier Property Partnerships”), decreased $0.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, mainly due to declines in capital contributed by the LIHTC Funds to Lower Tier Property Partnerships from $6.1 million in the second quarter 2010 to $0.6 million in the second quarter 2011.

Other income increased $0.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The increase was mainly due to a $0.4 million recovery of previously reserved asset management fees related to our Tax Credit Equity business.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Fee and other income decreased by 22.1%, or $1.4 million, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due mainly to declines in syndication fees and other income.

Syndication fees decreased $0.8 million for the six months ended June 30, 2011 as compared to 2010, mainly due to declines in capital contributed by the LIHTC Funds to Lower Tier Property Partnerships, from $15.2 million in the first six months of 2010 to $1.2 million in the first six months of 2011.

Other income decreased $0.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  This decline was mainly due to interest of $0.8 million on a tax refund received in the first quarter 2010 that was not repeated, partially offset by a $0.4 million recovery of previously reserved asset management fees related to our Tax Credit Equity business in the second quarter 2011 as well as $0.2 million of proceeds received during the first six months of 2011 related to corporate matters.

Income on preferred stock decreased by $0.2 million mainly due to a decline in the average outstanding preferred stock principal balance of $3.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  This reduction in preferred stock was primarily due to the cancellation of Series C Preferred Units to settle realized losses under the loss sharing arrangement we entered into with the purchaser of the Agency Lending business, as well as the redemption of Series C Preferred units as a result of the release of certain of our letters of credit.  See Note 4, “Investments in Preferred Stock” to the Consolidated Financial Statements.

Interest Expense

The following table summarizes our interest expense for the three and six months ended June 30, 2011 and 2010:

Table 4	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Interest expense	$14,229	$16,606	$29,327	$34,683

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Interest expense decreased 14.3% or $2.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The majority of this decrease (i.e., $2.0 million) was driven by a decline in our bond related debt.  Interest expense associated with bond related notes payable decreased $0.7 million in the second quarter 2011 as compared to the second quarter 2010, mainly due to a $17.8 million note with a 22% fixed interest rate that paid off towards the middle of second quarter 2010.  The majority of the remaining decrease in bond related interest expense was driven by an $80.1 million reduction in the weighted average balance of our senior interest and debt owed to securitization trusts coupled with a 10 bps reduction in the average interest rate on the variable rate portion of this debt from the second quarter 2010 to the second quarter 2011.

Non-bond debt expense declined $0.4 million for the second quarter 2011 as compared to second quarter 2010.  This decrease was primarily driven by a first quarter 2011 payoff of a $31.8 million note, partially offset by an increase in the interest rates on certain non-bond debt in the third quarter 2010 as a result of a forbearance agreement to extend debt maturities.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Interest expense decreased 15.4% or $5.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The majority of this decrease (i.e., $4.4 million) was driven by a decline in our bond related debt.  Interest expense associated with bond related notes payable decreased $2.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, mainly due to a $17.8 million note with a 22% fixed interest rate that paid off towards the middle of second quarter 2010.  The majority of the remaining decrease in bond related interest expense was driven by a $68.6 million reduction in the weighted average balance of our senior interest and debt owed to securitization trusts coupled with a 3 bps reduction in the average interest rate on the variable rate portion of this debt from the first six months of 2010 to the first six months of 2011.

Non-bond debt expense declined $1.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  This decrease was primarily driven by a first quarter 2011 payoff of a $31.8 million note, partially offset by an increase in the interest rates on certain non-bond debt in the third quarter 2010 as a result of a forbearance agreement to extend debt maturities.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2011 and 2010:

Table 5	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Salaries and benefits	$2,858	$3,066	$5,927	$6,482
General and administrative	1,575	1,830	2,928	4,449
Professional fees	1,862	3,651	5,043	7,362
Other expenses	1,261	2,146	2,283	4,216
Total operating expenses	$7,556	$10,693	$16,181	$22,509

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Total operating expenses decreased 29.4%, or $3.1 million, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, mainly due to declines in professional fees and other expenses.

Professional fees decreased $1.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, mainly due to a $2.0 million reduction in auditing fees and accounting related consultants. These reductions are the result of less accounting and audit work in 2011 as compared to 2010 as we were still preparing and having audited our 2007 through 2009 financials in 2010. The reductions in professional fees were partially offset by a $0.3 million increase in legal expenses.

Other expenses include depreciation and amortization, losses on guarantees, asset management costs, asset workout expenses, and costs related to our ownership in real estate, as well as other miscellaneous expenses. Other expenses decreased $0.9 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, mainly due a $1.0 million decline in workout costs. During the second quarter of 2010, we paid $1.2 million in closing costs on behalf of a borrower related to the refinancing of a bond that was not repeated in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total operating expenses decreased 28.2%, or $6.3 million, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 mainly due to declines in professional fees and other expenses.

Professional fees decreased $2.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, mainly due to a $2.8 million reduction in auditing fees and accounting related consultants. The reductions in professional fees were partially offset by a $0.6 million increase in legal expenses.

Other expenses decreased $1.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, mainly due to a decline in workout costs and a decline in guarantee expenses. As discussed above, we paid $1.2 million in closing costs on behalf of a borrower related to the refinancing of a bond that was not repeated in 2011. Also, guarantee expenses decreased $1.1 million in the first six months 2011 as compared to the first six months of 2010. More specifically, we recognized $0.8 million in guarantee losses related to specific loans for which we provided a guarantee to the purchaser of our Agency Lending business during the first six months of 2010 with no additional losses in the first six months of 2011. Losses related to loan guarantees issued to a third party also declined by $0.6 million during the first six months of 2011 as compared to the first six months of 2010.

General and administrative costs decreased $1.5 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, mainly due to $0.8 million of fees paid and expensed in the first quarter 2010 related to the restructuring of our subordinated debentures, which was not repeated in the first six months of 2011. The remaining $0.7 million declines in general and administrative costs were largely due to reductions in information technology, insurance and taxes as we continue to downsize our business.

Salaries and benefits, excluding employees of International Housing Solutions S.a.r.l (IHS), an international affordable housing partnership that we consolidate due to our status as majority owner, decreased $1.5 million to $3.7 million for the six months ended June 30, 2011 as compared to 2010 mainly due to a decline in average employee headcount from 54 for the first six months 2010 to 37 for the first six months 2011. These declines were partially offset by an increase in salaries and benefits relating to IHS employees of $0.9 million to $2.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. These increases were primarily driven by an increase in average IHS employee headcount from 19 for the first six months 2010 to 26 for the first six months 2011. This increase is attributable to the increase in investment activity related to the South Africa Workforce Housing Fund SA I, which is the primary fund being managed by IHS. See Note 17, “Consolidated Funds and Ventures” to the Consolidated Financial Statements.

Impairment on Bonds and Provision for Loan Losses

The following table summarizes our bond impairment and our provision for loan losses for the three and six months ended June 30, 2011 and 2010:

Table 6	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Impairment on bonds	$989	$2,493	$4,499	$8,927
Provision for loan losses	293	550	858	4,017
Total impairment on bonds and provision for loan losses	$1,282	$3,043	$5,357	$12,944

At December 31, 2007, and continuing through the six months ended June 30, 2011, we recorded all unrealized losses on bonds (where the estimated fair value is less than the bonds’ unamortized cost basis) associated with the bond portfolio as other-than-temporary impairments due to management’s belief that the current uncertainty in the marketplace, coupled with the Company’s liquidity concerns, make it more likely than not that we will be unable to hold bonds for the term required to recover the bonds’ unamortized cost basis. Also beginning in 2007, the provision for loan losses includes estimated losses for individual loans classified as held for investment and deemed to be impaired and does not include estimated losses on non-specified loans. We can evaluate each loan on an individual basis because of the smaller size of our loan portfolio. As a result, a reserve at a portfolio level is not needed.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

During the three months ended June 30, 2011, we recognized total net unrealized gains of approximately $24.3 million on our bond portfolio mainly due to a 29 bps decline in market yield on our performing bonds in our portfolio at June 30, 2011. During the first six months of 2010, we recognized total net unrealized gains of approximately $14.2 million for the first six months of 2010 due to a 15 bps decline in market yield on our performing bonds in our portfolio at June 30, 2010. Even though the overall portfolio gained in value during both periods presented due to lower market yield rates, there were impairments on both performing and non-performing bonds due to bond specific credit concerns.

Total bond impairments decreased by $1.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decline in bond impairments was driven by lower impairments on both the performing bond portfolio and the non-performing bond portfolio. Impairments on the performing bond portfolio decreased by $1.0 million in the second quarter 2011 as compared to the second quarter 2010 due to fluctuations in credit concerns related to certain performing bonds.

Impairments on the non-performing bond portfolio decreased $0.5 million for the three months ended June 30, 2011 as compared to 2010 as a result of fluctuations in individual property performances.

The provision for loan losses declined $0.3 million for the three months ended June 30, 2011 as compared to 2010. In the second quarter 2010 we recorded $0.6 million provision on a defaulted loan, and in the second quarter 2011 we recorded a $0.3 million provision relating to a $1.2 million interest in a $24.9 million land loan.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

During the first six months of 2011, we recognized total net unrealized gains of approximately $20.2 million on our bond portfolio, mainly due to a 21 bps decline in market yields on our performing bonds at June 30, 2011. During the first six months of 2010, we recognized total net unrealized gains of approximately $11.7 million for the first six months of 2010 due to a 9 bps decline in market yield on performing bonds in our portfolio at June 30, 2010. Even though the overall portfolio gained in value during both periods presented due to lower market yields, there were impairments on both performing and non-performing due to bond specific credit concerns.

Total bond impairments declined $4.4 million for the six months ended June 30, 2011 as compared to the first six months of 2010 due to both performing and non-performing bonds. Impairments on the performing bond portfolio decreased by $3.2 million in the first six months 2011 as compared to the first six months of 2010 due to fluctuations in credit concerns related to certain performing bonds.

Impairments on the non-performing bond portfolio decreased $1.2 million for the six months ended June 30, 2011 as compared to 2010 as a result of fluctuations in individual property performances.

The provision for loan losses decreased by $3.2 million for the six months ended June 30, 2011 as compared to 2010, which was largely due to a $4.1 million provision recorded on a defaulted loan with an unpaid principal balance of $11.5 million during the first and second quarters of 2010. For the six months ended June 30, 2011 we recorded a $0.6 million provision on two bridge loans with an unpaid principal balance of $7.4 million, and a $0.3 million provision relating to a $1.2 million interest in a $24.9 million land loan.

Net (Losses) Gains on Asset Sales, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net (losses) gains on asset sales, derivatives and early extinguishment of liabilities for the three and six months ended June 30, 2011 and 2010:

Table 7	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net gains on sale of bonds	$1,650	$116	$1,329	$482
Net (losses) gains on loans	(472)	(1,078)	(642)	1,939
Net losses on derivatives	(2,823)	(5,084)	(2,894)	(6,951)
Net gains on early extinguishment of liabilities	176	−	469	6,866
Total net (losses) gains on bond sales, loans, derivatives and extinguishment of liabilities	$(1,469)	$(6,046)	$(1,738)	$2,336

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Total net (losses) gains on bond sales, loans derivatives and early extinguishment of liabilities decreased 75.7%, or $4.6 million, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

For the three months ended June 30, 2011, we recognized losses on derivatives of $2.8 million as compared to losses of $5.1 million for 2010.  Net gains and losses on derivatives include adjustments for unrealized gains and losses on derivative positions in order to reflect our derivatives at fair value at each period end.  Also, these amounts include net cash paid on interest rate swaps and total return swaps, as well as gains or losses at sale or termination.  Net losses recorded on our derivatives for the two periods are primarily the result of a falling interest rate environment.  The majority of our interest rate swaps are pay-fixed swaps and therefore a falling rate environment results in mark-to-market losses.  The change from the second quarter 2010 to the second quarter 2011 was mainly due to the mark-to-market adjustments on our interest rate swaps whereby we recognized $1.5 million of unrealized losses for the three months ended June 30, 2011 as rates decreased as compared to unrealized losses of $3.3 for the three months ended June 30, 2010 as rates decreased more significantly.

Net gains on sale of bonds increased by $1.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  In the second quarter 2011, we recorded gains of $1.7 million on the sales of six bonds with an unpaid principal balance of $38.1 million, which represented a reversal of previously recorded impairment as compared to gains of $0.1 million in the second quarter 2010.

Net losses on loans declined by $0.6 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Net gains and losses on loans included fair value adjustments for loans classified as held for sale.  We record these loans at the lower of cost or market ("LOCOM") at the end of each reporting period.  Also included are gains or losses recognized at time of loan sale for the difference between proceeds and the carrying amount.  In the second quarter 2011 we recorded LOCOM adjustments in the amount of $0.5 million.  The losses of $1.1 million in the second quarter 2010 were primarily related to a $19.9 million construction loan sold at a $1.1 million discount.

Net gains on early extinguishment of liabilities increased by $0.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  For the three months ended June 30, 2011, we recorded a $0.4 million gain on the repurchase of mandatorily redeemable preferred shares, partially offset by losses of $0.2 million associated with the termination of four securitization trusts.  During the second quarter, there were no mandatorily redeemable preferred share repurchases.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011 total net losses on bond sales, loans, derivatives and extinguishment of debt were $1.7 million as compared to net gains of $2.3 million for the six months ended June 30, 2010.

Net gains on early extinguishment of liabilities declined by $6.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded gains of $0.7 million on repurchases of mandatorily redeemable preferred shares, partially offset by losses of $0.2 million associated with the early termination of four securitization trusts.  For the six months ended June 30, 2010, the majority of the gains recognized were related to the settlement of a disputed vendor billing matter as well as gains related to the repurchase of subordinated debentures.

For the six months ended June 30, 2011, losses on loans were $0.6 million as compared to gains of $1.9 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded LOCOM adjustments of $0.7 million, partially offset by $0.1 million gains on the sales of two permanent loans and a construction loan.  The net gains of $1.9 million for the six months ended June 30, 2010 were primarily related to a $3.0 million reversal of a prior period LOCOM adjustment, partially offset by a $1.1 million loss related to a $19.9 million construction loan sold at a discount.

For the six months ended June 30, 2011, we recognized losses on derivatives of $2.9 million as compared to losses of $7.0 million for the six months ended June 30, 2010.  This change was mainly due to the mark-to-market adjustments on our interest rate swap derivatives whereby we recognized $0.1 million of unrealized losses for the six months ended June 30, 2011 due to declining rates as compared to unrealized losses of $3.3 million for the six months ended June 30, 2010 as rates declined more significantly.

Net gains on sale of bonds increased by $0.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The gains recorded in the first six months of 2011 were primarily the result of gains on the sales of nine bonds with an unpaid principal balance of $53.3 million, much of this representing a reversal of previously recorded impairments.  In the first six months of 2010 we recognized $0.5 million in gains on bonds sold during the period.

Net Income (Loss) Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our income (loss) related to funds and ventures that are consolidated for the three and six months ended June 30, 2011 and 2010:

Table 8	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Solar fund revenue	$275	$362	$417	$531
Rental and other income from real estate	348	320	683	636
Interest and other income	136	168	219	274
Total revenue	759	850	1,319	1,441

Expenses:
Depreciation and amortization	1,018	1,015	2,043	2,132
Interest expense	198	215	346	304
Impairments and valuation adjustments	862	258	4,590	3,000
Other operating expenses	705	496	1,143	1,662
Total expenses	2,783	1,984	8,122	7,098

Equity in losses from Lower Tier Property Partnerships of consolidated fund and ventures	(8,754)	(13,690)	(16,627)	(25,981)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (from continuing operations)	12,137	16,863	26,403	30,642
Net income (loss) allocable to the common shareholders	$1,359	$2,039	$2,973	$(996)

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and, therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, the Company has other contractual arrangements with these entities that needs to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships are eliminated in consolidation.  Asset management fees, guarantee fees, and interest income on loans and bonds represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of income between the noncontrolling interest holder and the Company.  The details of the net income or loss allocable to the common shareholders are as follows:

Table 9	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Asset management fees	$1,627	$2,179	$3,377	$4,151
Guarantee fees	342	343	671	633
Interest income	220	220	440	440
Equity in losses from Lower Tier Property Partnerships	(1,060)	(666)	(1,810)	(1,220)
Other income (expense)	230	(37)	295	(5,000)
Net income (loss) allocable to the common shareholders	$1,359	$2,039	$2,973	$(996)

The Company’s asset management fees, guarantee fees and interest income are eliminated in consolidation, but allocated to the Company due to the Company’s contractual right to this income.  Asset management fees are from managing the South Africa Workforce Housing Fund SA I and LIHTC funds.  Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield.  Interest income is primarily related to bonds that are eliminated when we consolidate the property that collateralizes the bond.  Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event the LIHTC funds’ investment in the Lower Tier Property Partnership has been reduced to zero but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the property to the extent of the bond or loan carrying amount.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

The decline in the second quarter of 2011 as compared to the second quarter of 2010 is mainly due a $0.5 million decline in asset management fees associated with the remaining LIHTC funds from $.6 million in second quarter 2010 to $0.1 million in second quarter 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the first six months of 2011, we recognized $3.0 million of income as compared to $1.0 million of losses in the first six months of 2010.  In the first quarter 2010, we deconsolidated a GP Take Back due to new consolidation guidance effective January 1, 2010, which, upon implementation, resulted in us no longer being the primary beneficiary.  Upon deconsolidation of the property, we reinstated our bond investment associated with this property at its current fair value, resulting in an impairment charge of $4.0 million (which is reported through “other” in the table above).  This is due to the impairment accounting for property (long lived assets) being different than the fair value accounting for bonds.

Net income (Loss) to Common Shareholders from Discontinued Operations

The table below summarizes our net income or loss from discontinued operations for the three and six months ended June 30, 2011 and 2010:

Table 10
	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Income loss from discontinued operations	$282	$97	$392	$49
Net loss from disposal of business	−	(5,340)	−	(5,375)
Total net income (loss) from discontinued operations	282	(5,243)	392	(5,326)
Discontinued net income allocable to noncontrolling interests	−	(76)	−	(25)
Net income (loss) to common shareholders from discontinued operations	$282	$(5,319)	$392	$(5,351)

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

For the three months ended June 30, 2011 net income to common shareholders from discontinued operations was $0.3 million as compared to a net loss of $5.3 million for the three months ended June 30, 2010.  In the second quarter 2011, the primary factor contributing to net income is $0.2 million operating income generated by real estate owned held for sale.  In the second quarter 2010, the primary factor contributing to our net loss was the recognition of a loss on sale of $5.3 million associated with our renewable ventures business.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011 net income to common shareholders from discontinued operations was $0.4 million as compared to losses of $5.4 million for the six months ended June 30, 2010.  The primary factor contributing to net income in the first six months of 2011 is $0.4 million operating income generated by real estate held for sale.  In the first six months of 2010, the primary factor contributing to our net loss was the recognition of a loss on sale of $5.3 million associated with our renewable ventures business.

Bond Portfolio Summary

The Company’s primary business is its investments in tax-exempt bonds, which are issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts.  The multifamily housing bonds comprise 87% of the Company’s unpaid bond principal balance as of June 30, 2011 and are secured by a mortgage on the underlying projects, while the community development district bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying projects.  Interest on the bonds is generally exempt from federal and state income taxes as 99% of the Company’s unpaid bond principal balance is tax-exempt.  The table below provides key metrics related to our total bond portfolio including information related to bonds on non-accrual status.  A bond is placed on non-accrual when collection of contractual principal or interest is not expected or when principal or interest is past due 90 days or more.  As of June 30, 2011, all of the underlying properties supporting the Company’s multifamily housing bonds have completed construction with no future funding  required from the Company, and approximately 91% of the multifamily housing bond portfolio is considered stabilized (i.e., properties have completed lease up and have sufficient operating information to calculate a rolling 12-month debt service coverage ratio).

(dollars in thousands)	June 30, 2011		March 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Total Bond Portfolio:
Total number of bonds	158		163		166		177		188
Unpaid principal balance	$1,283,973		$1,317,995		$1,345,489		$1,485,514		$1,545,367
Fair value	1,190,627		1,199,912		1,231,036		1,348,133		14,26,439
Weighted average pay rate, for the twelve months ended (1)	5.85%		5.84%		5.89%		6.16%		6.10%
Weighted average coupon, for the twelve months ended (2)	6.47%		6.49%		6.49%		6.46%		6.47%
Performing bonds weighted average market yield (3)	6.82%		7.03%		7.13%		7.26%		6.69%

Bonds on Non-accrual:
Total number of bonds	20		20		15		16		5
Unpaid principal balance	$162,772		$165,806		$135,892		$125,686		$27,460
Percentage of the total portfolio (UPB)	12.7%		12.6%		10.1%		8.5%		1.8%
Fair value	$103,867		$104,198		$83,623		$78,200		$16,999
Percentage of total portfolio (FV)	8.7%		8.7%		6.8%		5.8%		1.2%
Weighted average pay rate, for the twelve months ended (1)	2.97%		2.73%		2.41%		1.91%		1.99%
Weighted average coupon, for the twelve months ended (2)	6.74%		6.66%		6.75%		6.98%		8.06%

Multifamily Housing Bonds:
Total number of bonds	141		147		149		157		172
Unpaid principal balance	$1,111,347		$1,154,838		$1,173,990		$1,286,199		$1,402,166
Fair value	1,047,460		1,069,132		1,090,337		1,182,952		1,314,353
Debt service coverage ratio, for the twelve months ended (4)	1.08	x	1.08	x	1.09	x	1.11	x	1.12	x
Debt service coverage ratio without those on non-accrual, for the twelve months ended (4)	1.15	x	1.14	x	1.13	x	1.14	x	1.13	x

(1)
The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance for the preceding twelve months weighted by the bonds’ average unpaid principal balance over the period.

(2)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(3)
The weighted average market yield represents the discount rate the Company uses to discount the estimated cash flows associated with the performing bonds in order to estimate their fair value.  See Note 1, “Description of the Business and Basis of Presentation” and Note 10, “Fair Value Measurements” to the Consolidated Financial Statements.

(4)	Debt service coverage is calculated on a rolling twelve month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end.

Determination of Fair Value

The Company carries its bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bond investments are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. The Company values its performing bonds (i.e., bonds that are current in their payment of principal and interest) by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate on the performing bond portfolio was 6.82% and 7.13% at June 30, 2011 and December 31, 2010, respectively.

For bonds that are past due in either principal or interest, as well as selected bonds that are deemed at risk of becoming past due, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value. If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 9.6% and 9.9% at June 30, 2011 and December 31, 2010, respectively. The capitalization rate averaged 8.2% and 8.5% at June 30, 2011 and December 31, 2010, respectively.

The lack of liquidity in the bond markets in which the Company transacts, coupled with the significant judgments that are inherent in our valuation methodologies, results in a risk that if the Company needs to sell bonds, the price it is able to realize may be lower than the carrying (i.e., the fair value) of such bonds.

Management Monitoring of Portfolio Performance and Credit Quality

Management performs on-going reviews of its bond portfolio to assess and enhance the portfolio performance. Each bond is assigned to portfolio and asset managers who are responsible for monitoring and evaluating property and borrower performance. Bonds are risk-rated on key elements such as payment status, debt service coverage, compliance with tenant income restrictions, physical condition, market conditions, and developer and property management performance. Bonds that are placed on the Company’s internal watch-list are subject to more intense portfolio manager and senior management oversight.

In terms of overall performance, the Company saw deterioration in the apartment market beginning in 2008 and through 2009 as a result of the weak economy and high national unemployment. These factors negatively impacted the performance of the bond portfolio, particularly as evidenced by the decline in the portfolio’s debt service coverage and growth in the number of bonds on non-accrual. The Company also saw during this period, and continues to see, a decline in the property level support historically provided by property developers and the tax credit equity syndicators.

However, beginning in early 2010 and into 2011, there has been a general improvement in the apartment market as a result of the improved U.S. economy and the decrease in homeownership across the United States as prospective homeowners cannot access mortgage credit and renting has become a more preferable and viable option for many former homeowners. Although the Company is not seeing the affordable apartment market improve as quickly or as much as the market rate sector, we do believe our portfolio’s performance has bottomed out and is picking up modestly as evidenced by improving historical trends in occupancy rates and debt service coverage ratios among those bonds that are in our portfolio as of June 30, 2011. However, even in the context of improving apartment market conditions and improving bond portfolio performance, we could see an increase in the number of bonds on nonaccrual if property developers or tax credit syndicators are unable or unwilling to fund operating deficits. At June 30, 2011, we have 25 bonds with an unpaid principal balance of $167.7 million that are operating with debt service coverage less than 0.9x. Through June 30, 2011, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. If these bonds go onto nonaccrual because the property developers or tax syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows.

Geographic Concentration

The Company also tracks the geographic distribution of its bond portfolio and at June 30, 2011, approximately 93% of the portfolio’s unpaid principal balance was dispersed amongst 53 Metropolitan Statistical Areas (“MSA”), none of which had more than 8.7% of the total portfolio. Approximately 7% of the portfolio’s unpaid principal balance is not within an MSA. Approximately 36% of the portfolio’s unpaid principal balance is concentrated in six MSA’s ranging from 4.2% to 8.7% of the total portfolio. These six MSA’s are Atlanta, Austin, Dallas, Houston, Los Angeles and San Antonio. The highest concentration of 8.7% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market is particularly weak; the overall performance of our portfolio there continues to decline and the bonds on non-accrual in the Atlanta MSA make up a disproportionate share, at 20%, of the total bonds on non-accrual.

 Subordinate Bonds

Of the 141 multifamily housing bonds in the Company’s portfolio at June 30, 2011, 11 bonds are secured by a subordinate rather than a first mortgage. The debt service on these bonds is paid only after payment is made on senior obligations that have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had a fair value of $49 million and an unpaid principal balance of $60 million at June 30, 2011.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of such date the Company’s disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  As reported in Part II, Item 9A, “Controls and Procedures” in the Company’s 2010 Form 10-K, we did not complete our assessment of internal control over financial reporting at December 31, 2010.  However, in the 2010 Form 10-K we identified a number of material weaknesses in our internal control over financial reporting and, on the basis of such material weaknesses, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.  The material weaknesses identified in the 2010 Form 10-K continue to exist, as we have not completed our remediation efforts related to these weaknesses, and, for this reason, there has been no change in our assessment of our internal control over financial reporting as of June 30, 2011.  However, during the quarter ended June 30, 2011 we performed additional procedures and reviews that management believes were sufficient to provide reasonable assurance that our consolidated financial statements for the quarterly period ended June 30, 2011 are presented in accordance with GAAP.  These procedures included, among other things, evaluating and documenting all applicable accounting policies related to our businesses, evaluating the application of such accounting policies, performing analytical reviews and substantiating journal entries to source documents.

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

The Company had debt agreements totaling $54.6 million at June 30, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2012.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

		By:		/s/ Michael L. Falcone
			Name:	Michael L. Falcone
Dated:	August 15, 2011		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	August 15, 2011
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ David Kay	August 15, 2011
	Name:	David Kay
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Chief Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1