Form 10-Q
period 2011-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2011-11-14
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

There were 40,561,190 shares of common shares outstanding at November 9, 2011.

Municipal Mortgage & Equity, LLC
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS			3

PART I – FINANCIAL INFORMATION			4

Item 1.		Financial Statements	4

	(a)	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	(b)	Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010	5

	(c)	Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2011 and 2010	6

	(d)	Consolidated Statement of Equity for the nine months ended September 30, 2011 and 2010	7

	(e)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	8

	(f)	Notes to the Consolidated Financial Statements	10

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

	(a)	Liquidity and Capital Resources	38

	(b)	Critical Accounting Policies and New Accounting Standards	44

	(c)	Results of Operations	45

	(d)	Bond Portfolio Summary	54

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.		Controls and Procedures	56

PART II – OTHER INFORMATION			56

Item 1.		Legal Proceedings	56

Item 1A.		Risk Factors	56

Item 2.		Unregistered Sales and Equity Securities and Use of Proceeds	56

Item 3.		Defaults Upon Senior Securities	56

Item 4.		Removed and Reserved	56

Item 5.		Other Information	56

Item 6.		Exhibits	56

SIGNATURES			S-1

EXHIBIT INDEX			E-1

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Municipal Mortgage & Equity, LLC
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Cash and cash equivalents	$36,240	$32,544
Restricted cash	15,038	24,987
Bonds available-for-sale (includes $1,150,289 and $1,197,180 pledged as collateral)	1,179,429	1,231,036
Loans held for investment, net of allowance for loan losses (includes $9,854 and $53,096 pledged as collateral)	10,518	53,933
Loans held for sale (includes $4,199 and $18,024 pledged as collateral)	4,436	18,989
Investment in preferred stock (includes $1,000 and $2,000 pledged as collateral)	36,371	36,371
Investments in unconsolidated ventures (includes $6,779 and $6,779 pledged as collateral)	6,835	6,842
Derivative assets	6,217	6,812
Other assets (includes $13,353 and $12,527 pledged as collateral)	41,650	46,027
Assets of consolidated funds and ventures:
Investments in Lower Tier Property Partnerships	398,983	436,971
Other assets	195,975	165,024
Total assets of consolidated funds and ventures	594,958	601,995
Total assets	$1,931,692	$2,059,536

LIABILITIES AND EQUITY
Debt	$1,134,333	$1,277,415
Guarantee obligations	6,812	7,235
Accounts payable and accrued expenses	15,995	18,890
Derivative liabilities	22,923	20,153
Other liabilities	7,941	7,623
Liabilities of consolidated funds and ventures:
Debt	15,562	3,709
Unfunded equity commitments to Lower Tier Property Partnerships	17,820	20,970
Other liabilities	3,069	3,136
Total liabilities of consolidated funds and ventures	36,451	27,815
Total liabilities	$1,224,455	$1,359,131

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at September 30, 2011 and $173,000 at December 31, 2010	$155,033	$168,686
Noncontrolling interests in consolidated funds and ventures (net of $3,823 and $1,922 of subscriptions receivable)	554,290	569,556
Common shareholders’ equity (deficit):
Common shares, no par value (40,309,416 and 40,204,049 shares issued and outstanding and 1,072,222 and 647,782 non-employee directors’ and employee deferred shares issued at September 30, 2011 and December 31, 2010, respectively)	(139,379)	(130,466)
Accumulated other comprehensive income	137,293	92,629
Total common shareholders’ equity (deficit)	(2,086)	(37,837)
Total equity	707,237	700,405
Total liabilities and equity	$1,931,692	$2,059,536

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
REVENUE
Interest income:
Interest on bonds	$21,919	$21,182	$62,335	$63,798
Interest on loans	367	1,527	1,827	5,298
Interest on short-term investments	74	31	131	94
Total interest income	22,360	22,740	64,293	69,190

Fee and other income:
Income on preferred stock investment	1,557	1,615	4,671	4,908
Other income	814	682	2,547	3,611
Total fee and other income	2,371	2,297	7,218	8,519

Revenue from consolidated funds and ventures	1,047	909	2,366	2,350
Total revenue	25,778	25,946	73,877	80,059

EXPENSES
Interest expense	13,846	15,918	43,173	50,601
Salaries and benefits	2,785	2,690	8,712	9,172
General and administrative	1,368	1,427	4,296	5,876
Professional fees	1,961	3,726	7,004	11,088
Impairment on bonds	4,452	2,545	8,951	11,472
Provision for loan losses	−	423	858	4,440
Other expenses	649	2,840	2,932	7,056
Expenses from consolidated funds and ventures	8,682	2,124	20,214	6,222
Total expenses	33,743	31,693	96,140	105,927

Net gains on sale of bonds	617	2,302	1,946	2,784
Net gains (losses) on loans	17	197	(625)	2,136
Net losses on derivatives	(4,748)	(3,589)	(7,642)	(10,540)
Net losses on sale of real estate	(123)	−	(123)	−
Net gains on early extinguishments of liabilities	181	−	650	6,866
Net gains (losses) related to consolidated funds and ventures	2,308	(68)	5,718	(3,068)
Equity in losses from unconsolidated ventures	(33)	(14)	(143)	(218)
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(9,383)	(11,789)	(26,010)	(37,770)
Loss from continuing operations before income taxes	(19,129)	(18,708)	(48,492)	(65,678)
Income tax benefit (expense)	32	793	(115)	788
Income (loss) from discontinued operations, net of tax	616	565	1,008	(4,761)
Net loss	(18,481)	(17,350)	(47,599)	(69,651)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,304)	(2,466)	(7,116)	(7,398)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	16,178	16,105	42,581	46,747
Related to discontinued operations	−	(78)	−	(103)
Net loss to common shareholders	$(4,607)	$(3,789)	$(12,134)	$(30,405)

Basic and diluted loss per common share:
Loss per common share	$(0.11)	$(0.09)	$(0.30)	$(0.75)
Weighted-average common shares outstanding	41,223	40,606	41,050	40,489

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net loss	$(18,481)	$(17,350)	$(47,599)	$(69,651)

Other comprehensive income (loss) allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	19,279	10,608	39,524	22,393
Reversal of unrealized gains on sold/redeemed bonds	(579)	(2,480)	(3,053)	(2,915)
Reclassification of unrealized losses to operations	4,452	2,545	8,951	11,472
Total unrealized gains on bonds available-for-sale	23,152	10,673	45,422	30,950
Foreign currency translation adjustment	(444)	(192)	(758)	482
Other comprehensive income allocable to common shareholders	22,708	10,481	44,664	31,432

Other comprehensive income (loss) allocable to noncontrolling interest:
Foreign currency translation adjustment	(15,931)	5,066	(17,930)	3,156
Comprehensive loss	$(11,704)	$(1,803)	$(20,865)	$(35,063)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF EQUITY

For the nine months ended September 30, 2011
(Unaudited)
(in thousands)

	For the nine months ended September 30, 2011
	Common Shares		Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity (Deficit)	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in Consolidated Funds and Ventures	Total Equity
	Number	Amount

Balance, December 31, 2010	40,851	$(130,466)	$92,629	$(37,837)	$168,686	$569,556	$700,405
Net (loss) income	−	(12,134)	−	(12,134)	7,116	(42,581)	(47,599)
Other comprehensive income (loss)	−	−	44,664	44,664	−	(17,930)	26,734
Distributions	−	−	−	−	(7,116)	(95)	(7,211)
Common, restricted and deferred shares issued under employee and non-employee director share plans	530	68	−	68	−	−	68
Preferred share repurchases	−	3,153	−	3,153	(13,653)	−	(10,500)
Contributions	−	−	−	−	−	45,340	45,340
Balance, September 30, 2011	41,381	$(139,379)	$137,293	$(2,086)	$155,033	$554,290	$707,237

	For the nine months ended September 30, 2010
	Common Shares		Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity (Deficit)	Perpetual Preferred Shareholders’ Equity	Noncontrolling Interest in Consolidated Funds and Ventures	Total Equity
	Number	Amount

Balance, December 31, 2009	40,363	$(101,876)	$59,934	$(41,942)	$168,686	$567,383	$694,127
Net (loss) income	−	(30,405)	−	(30,405)	7,398	(46,644)	(69,651)
Other comprehensive income	−	−	31,432	31,432	−	3,156	34,588
Distributions	−	−	−	−	(7,398)	−	(7,398)
Common, restricted and deferred shares issued under employee and non-employee director share plans	357	90	−	90	−	−	90
Mark to market activity for liability classified awards previously classified as equity	−	3	−	3	−	−	3
Contributions	−	−	−	−	−	27,220	27,220
Net change due to consolidation or disposition	−	−	−	−	−	17,258	17,258
Balance, September 30, 2010	40,720	$(132,188)	$91,366	$(40,822)	$168,686	$568,373	$696,237

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,599)	$(69,651)
Less net loss attributable to noncontrolling interests	(35,465)	(39,246)
Net loss to common shareholders	(12,134)	(30,405)
Adjustments to reconcile net loss to common shareholders to net cash provided by operating activities:
Net gains on sales of bonds and loans	(1,321)	(4,920)
Net losses on sales of real estate and other investments	149	5,017
Unrealized (gain) loss on fund investments	(4,278)	3,068
Provisions for credit losses and impairment	23,007	15,912
Equity in losses, net from equity investments in partnerships	26,143	37,988
Net losses allocable to noncontrolling interests from consolidated funds and ventures	(42,581)	(46,644)
Income allocable to perpetual preferred shareholders of a subsidiary company	7,116	7,398
Purchases, advances on and originations of loans held for sale	(196)	(236)
Principal payments and sales proceeds received on loans held for sale	1,095	6,088
Premium paid for options	(532)	−
Federal income tax refund	−	7,694
Depreciation and amortization	11,827	11,374
Other	65	(2,342)
Net cash provided by operating activities	8,360	9,992
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(10,000)	(5,950)
Principal payments and sales proceeds received on bonds	59,770	29,679
Advances on and originations of loans held for investment	(1,884)	(85)
Principal payments received on loans held for investment	24,384	35,429
Investments in property partnerships	(40,663)	(32,592)
Proceeds from the sale of real estate and other investments	3,899	5,827
(Increase) decrease in restricted cash and cash of consolidated funds and ventures	(1,925)	1,125
Capital distributions received from investments in partnerships	892	528
Net cash provided by investing activities	34,473	33,961
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from borrowing activity	12,142	14,248
Repayment of borrowings	(77,742)	(69,852)
Payment of debt issue costs	(284)	(1,034)
Contributions from holders of noncontrolling interests	45,340	27,220
Distributions paid to holders on noncontrolling interests	(95)	−
Distributions paid to perpetual preferred shareholders of a subsidiary company	(7,298)	(7,398)
Repurchase and retirement of perpetual preferred shares	(10,500)	−
Net cash used in financing activities	(38,437)	(36,816)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(700)	570
Net increase in cash and cash equivalents	3,696	7,707
Unrestricted cash and cash equivalents at beginning of period	32,544	18,084
Unrestricted cash and cash equivalents at end of period	$36,240	$25,791

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$38,474	$42,475
Income taxes paid	149	42

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	26,734	34,588
Debt assumed upon acquisition of interests in securitization trusts	1,183	634
Debt and liabilities extinguished through sales and collections on bonds	42,228	90,432
Debt and liabilities extinguished through the collections on loans	31,776	−
Assets received in troubled debt restructuring	−	9,450
Increase in assets due to initial consolidation of funds and ventures	−	45,692
Increase in liabilities and noncontrolling interests due to initial consolidation of funds and ventures	−	45,692
Decrease in assets due to deconsolidation of funds and ventures	−	29,141
Decrease in liabilities and noncontrolling interests due to deconsolidation of funds and ventures	−	25,107

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

The Company’s ability to restructure its debt is especially important with respect to our subordinated debentures.  The weighted average pay rate on the remaining $196.7 million (unpaid principal balance) of subordinated debentures was 2.1% at September 30, 2011.  Our pay rates are due to increase in the first and second quarters of 2012, which will bring the weighted average pay rate to approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to the Company’s ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding the Company’s bond investing activities that could impact the Company’s ability to generate sufficient cash flow from the bond portfolio.  These uncertainties could adversely impact the Company’s financial condition or results of operations.  In the event management is not successful in restructuring or settling its remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets, or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is substantially owned by subsidiaries of the Company.  These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute assets to MuniMae.  One of these subsidiaries is MuniMae TE Bond Subsidiary, LLC (“TEB”), which held 90.7% of the carrying value of the Company’s bonds at September 30, 2011.  The Company indirectly owns all of TEB’s common stock.  TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, and the distribution of assets to MuniMae, and imposes certain requirements in the event of merger, sale or consolidation.  In 2010, TEB retained $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae pursuant to a March 25, 2010 amendment to its operating agreement.  At September 30, 2011:

•	TEB’s leverage ratio was 56.5%, which was below the incurrence limit of 60.0%.

•
TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity ranking senior to or on parity with the existing Series A, B and C preferred shares outstanding; and

•
TEB’s ability to distribute assets to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

Total common shareholder distributions from TEB to the Company for the nine months ended September 30, 2011 and 2010 were $26.4 million and $8.6 million, respectively.

All of TEB’s common stock is pledged to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, the Company entered into a forbearance agreement with this creditor (“Counterparty”) which restricted the Company’s ability to utilize common distributions from TEB.  The key provisions of this agreement are as follows:

Forbearance from the minimum net asset value requirement and the financial reporting requirement contained in the Company’s interest rate swap agreements until the earlier of June 30, 2012 or when TEB regains compliance with the leverage and liquidation incurrence ratios.  Taking into account the preferred share buybacks completed during the fourth quarter of 2011discussed in Note 8, “Debt”, if bond valuations do not change materially from September 30, 2011 we expect TEB to be in compliance with its liquidation as well as its leverage incurrence ratios as of December 31, 2011.

•	The Company must post a portion of the distributions it receives on TEB’s common stock as follows:

o
For quarterly distributions pertaining to the fourth quarter of 2010 and continuing through to the third quarter of 2011, the Company will post restricted distributions equal to 50.0% of common distributions, less $0.8 million.

o
For quarterly distributions pertaining to the fourth quarter of 2011 and continuing until TEB is in compliance with both its leverage ratio and liquidation preference ratio, the Company will post restricted distributions equal to 50.0% of common distributions.

o	Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted distributions have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity, asset and net worth requirements related to a TEI debt agreement.  TEI was in compliance with its debt covenants at September 30, 2011.

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

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Unpaid Principal Balance	Basis Adjustments(1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$1,095,031	$(8,318)	$(149,879)	$110,994	$1,047,828
Other bonds	157,771	(13,433)	(39,209)	26,472	131,601
Total	$1,252,802	$(21,751)	$(189,088)	$137,466	$1,179,429

	December 31, 2010
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$1,181,450	$(7,852)	$(145,684)	$69,883	$1,097,797
Other bonds	164,038	(13,369)	(39,590)	22,160	133,239
Total	$1,345,488	$(21,221)	$(185,274)	$92,043	$1,231,036

(1)	Composed of premiums, discounts and deferred costs.

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

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral.  The Company’s subordinate bonds had an aggregate fair value of $53.7 million and $40.2 million at September 30, 2011 and December 31, 2010, respectively.  For all but $1.9 million of fair value, the Company also holds the related senior bond.

Mortgage revenue bonds can be non-participating or participating.  Participating mortgage revenue bonds allow the Company to receive additional interest from net property cash flows in addition to the base interest rate.  The Company’s participating mortgage revenue bonds had an aggregate fair value of $60.1 million and $52.9 million at September 30, 2011 and December 31, 2010, respectively.  Both the stated and participating interest on the Company’s mortgage revenue bonds are exempt from federal income tax.  However, a significant portion of the tax exempt income from mortgage revenue bonds is subject to inclusion in a shareholder’s alternative minimum tax (“AMT”) calculation for federal income tax purposes.

Other Bonds

Other bonds are primarily municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and community recreational facilities.  In some cases these bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying properties.  The income on these bonds is also exempt from federal income tax and is generally not included in shareholders’ AMT calculation.

Maturity

The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at September 30, 2011.

	September 30, 2011
(in thousands)	Amortized Cost		Fair Value
Non-Amortizing:
Due in less than one year	$	−	$	−
Due between one and five years		−		−
Due between five and ten years		−		−
Due after ten years		20,167		48,349
Amortizing:
Due at stated maturity dates between December 2013 and June 2056		1,021,796		1,131,080
		$1,041,963		$1,179,429

Bonds with Lockouts, Prepayment Premiums or Penalties

Principal payments on bonds are based on amortization tables set forth in the bond documents.  If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents.  Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction or penalty at September 30, 2011, as well as the year in which the remaining portfolio becomes repayable without restriction or penalty.

	September 30, 2011
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions or penalties at September 30, 2011	$114,277	$144,457
October 1 through December 31, 2011	8,472	9,573
2012	24,909	25,383
2013	14,741	15,538
2014	15,104	15,679
2015	4,249	4,630
Thereafter	779,598	869,024
Bonds that may not be prepaid	80,613	95,145
Total	$1,041,963	$1,179,429

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $85.2 million and $83.6 million at September 30, 2011 and December 31, 2010, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $2.3 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	December 31, 2010
Total current	$1,086,925	$1,139,143
30-59 days past due	21,147	22,355
60-89 days past due	−	−
Greater than 90 days	71,357	69,538

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $46.5 million and $14.6 million for the nine months ended September 30, 2011 and 2010, respectively.  In connection with the 2011 sales, the Company used cash of $22.6 million to pay down its senior interests and debt owed to securitization trusts.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net (losses) gains on bonds” for bonds sold or redeemed during the three months and nine months ended September 30, 2011 and 2010, as well as for bonds still in the Company’s portfolio at September 30, 2011 and 2010, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Bond impairment recognized on bonds held at each period-end	$(4,452)	$(2,545)	$(8,898)	$(10,855)
Bond impairment recognized on bonds sold/redeemed during each period	−	−	(53)	(617)
Losses recognized at time of sale/redemption	−	−	(1,036)	−
Gains recognized at time of sale/redemption	617	2,302	2,982	2,784
Total net gains (losses) on bonds	$(3,835)	$(243)	$(7,005)	$(8,688)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bonds over the construction or renovation period.  Since September 30, 2010 there have been no unfunded bond commitments.

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

Loans Held for Sale

The following table summarizes the cost basis of loans held for sale by loan type and the lower of cost or market (“LOCOM”) adjustment to record these loans at the lower of cost or market at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011		December 31, 2010
Construction	$	−	$5,601
Permanent		12,372	20,647
Bridge		1,793	1,793
Other		779	640
		14,944	28,681
LOCOM Adjustment		(10,508)	(9,692)
Loans held for sale, net		$4,436	$18,989

Outstanding loan balances include net deferred fee income of $0.4 million at September 30, 2011 and December 31, 2010.

The carrying value of non-accrual loans was zero at September 30, 2011 and $0.7 million at December 31, 2010.

The Company recorded cash proceeds on loan sales and pay-offs of $13.6 million and $27.4 million and corresponding net losses on loan sales and pay-offs of zero and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the activity in LOCOM adjustments for the three months and nine months ended September 30, 2011 and 2010:

(in thousands)	2011	2010
Balance-January 1,	$9,692	$32,582
LOCOM adjustments	194	(208)
Charge-offs, net	−	(18,356)
Balance-March 31,	9,886	14,018
LOCOM adjustments	506	127
Charge-offs, net	−	(2,708)
Balance-June 30,	10,392	11,437
LOCOM adjustments	116	366
Charge-offs, net	−	(1,617)
Balance-September 30,	$10,508	$10,186

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”) by loan type at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011		December 31, 2010
Construction	$	−	$31,776
Permanent		5,524	9,048
Bridge		20,496	27,177
Other		18,211	19,645
		44,231	87,646
Allowance for loan losses		(33,713)	(33,713)
Loans held for investment, net		$10,518	$53,933

Outstanding loan balances include net deferred fee income of $0.4 million at September 30, 2011 and December 31, 2010.

The carrying value of non-accrual loans was $7.5 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010 there were no loans held for investment which were past due 90 days or more and still accruing interest.

The following table provides an aging analysis for the carrying value of loans held for investment at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Total current	$3,057	$46,472
30-59 days past due	−	−
60-89 days past due	−	−
Greater than 90 days	7,461	7,461

The following table summarizes the carrying value of loans held for investment that were specifically identified as impaired at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Impaired loans with a specific reserve	$9,345	$9,450
Impaired loans without a specific reserve (1)	−	−
Total impaired loans	$9,345	$9,450

Average carrying value of impaired loans for nine and twelve months, respectively	$9,381	$9,847

(1)
A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement; however, when the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, the loan does not require a specific reserve.

The unpaid principal balance of impaired loans was $44.9 million and $45.0 million at September 30, 2011 and December 31, 2010, respectively.  The Company recognized $0.4 million, on a cash basis, of interest income on impaired loans for the nine months ended September 30, 2011 and 2010.

The following table summarizes the activity in the allowance for loan losses for the three months and nine months ended September 30, 2011 and 2010:

(in thousands)	2011	2010
Balance-January 1,	$33,713	$29,238
Provision for loan losses	565	3,467
Recoveries, net	−	35
Balance-March 31,	34,278	32,740
Provision for loan losses	293	550
Charge-offs, net	(565)	−
Balance-June 30,	34,006	33,290
Provision for loan losses	−	423
Charge-offs, net	(293)	−
Balance-September 30	$33,713	$33,713

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans.  At September 30, 2011 there were no unfunded loan commitments.

NOTE 4—INVESTMENTS IN PREFERRED STOCK

As partial consideration for the Company’s sale of its Agency Lending business, on May 15, 2009, the Company received three series of preferred stock from the purchaser with a par amount of $47.0 million: Series A Preferred units of $15.0 million, Series B Preferred units of $15.0 million and Series C Preferred units of $17.0 million, which entitles the Company to receive cumulative quarterly cash distributions at annualized rates of 17.5%, 14.5% and 11.5%, respectively.  As part of the sale, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date (expiring May 15, 2013), for payments the purchaser may be required to make under loss sharing arrangements with Federal National Mortgage Association (“Fannie Mae”) and other government-sponsored enterprises or agencies with regard to loans they purchased from us.  The Series B and Series C preferred stock agreements have a provision that provides for this loss sharing reimbursement to be satisfied, if necessary, by cancellation of Series C Preferred units and then Series B Preferred units, rather than by cash.  On the Agency Lending business sale date, the Company recorded the estimated fair value of the preferred stock of $37.7 million.

Subsequent to the sale, the Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value.  The carrying value of the preferred stock was $36.4 million at September 30, 2011 and December 31, 2010.  The estimated fair value of the preferred stock was $39.0 million and $37.5 million at September 30, 2011 and December 31, 2010, respectively.  The Company did not record impairment charges on the preferred stock for the nine months ended September 30, 2011.  The Company recorded impairment charges on the preferred stock of $ 0.5 million for the nine months ended September 30, 2010.  Since the inception date, the Company cancelled $3.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement.  In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at September 30, 2011 and December 31, 2010 the fair value of this obligation was $0.5 million and $0.4 million, respectively.  See Note 11, “Guarantees and Collateral.”  Since the sale of the Agency Lending business, the Company incurred $1.2 million in realized losses related to these specific loans.

NOTE 5—INVESTMENTS IN UNCONSOLIDATED VENTURES

The following table summarizes the investments in unconsolidated ventures at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Investments in Real Estate Related Entities	$6,835	$6,842

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

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures for which the Company holds an equity investment at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$56,391	$66,601
Total liabilities (primarily debt)	23,064	22,600

The following table displays the net income for the three months and nine months ended September 30, 2011 and 2010 for the ventures in which the Company holds an equity investment:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net (loss) income	$(135)	$(2,860)	$(1,806)	$(553)

NOTE 6—OTHER ASSETS

The following table summarizes other assets at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Other assets:
Accrued interest receivable	$10,471	$10,793
Property and equipment, net	920	1,453
State tax receivables, net	3,817	5,539
Debt issue costs, net	9,368	10,349
Real estate owned, held for use	5,295	13,231
Real estate owned, held for sale	8,058	−
Other assets	3,721	4,662
Total other assets	$41,650	$46,027

Property and equipment are recorded at cost, net of accumulated depreciation and amortization, which was $4.0 million and $3.8 million at September 30, 2011 and December 31, 2010, respectively.  Depreciation expense totaled $0.5 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which generally range from five to 15 years, depending on the asset or the lease term for leasehold improvements.

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns.  A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a contingent liability for uncertain tax positions of $2.3 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively, has been recorded through other liabilities.

Real estate owned represents foreclosed property or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on debt owed to the Company.  At September 30, 2011 and December 31, 2010, the Company had two parcels of undeveloped land with a carrying value of $5.3 million.  At September 30, 2011, the Company had a senior living facility with a carrying value of $8.1 million which it classified as held for sale during the second quarter of 2011 with an anticipated sale in the fourth quarter of 2011.  In connection with the held for sale classification, the Company accounted for the property’s operations as discontinued operations.  See Note 16, “Discontinued Operations,” for more information.  At December 31, 2010, this senior living facility had a carrying value of $7.9 million and was classified as held for use.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at September 30, 2011 and December 31, 2010.

	Fair Value
	September 30, 2011		December 31, 2010
(in thousands)	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$6,217	$22,140	$6,812	$19,561
Other	−	783	−	592
Total derivative financial instruments	$6,217	$22,923	$6,812	$20,153

The following table summarizes the derivative notional amounts at September 30, 2011 and December 31, 2010.

	Notional
(in thousands)	September 30, 2011	December 31, 2010

Interest rate swaps	$303,735	$303,735
Other	15,931	23,974

The following table summarizes derivative activity for the three months and nine months ended September 30, 2011 and 2010.

	Realized/Unrealized Gains (Losses) For the three months ended September 30,		Realized/Unrealized Gains (Losses) For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest rate swaps	$(4,620)	$(3,473)	$(7,187)	$(10,658)
Other	(128)	(116)	(455)	118
Total	$(4,748)	$(3,589)	$(7,642)	$(10,540)

(1)
The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.”  Net cash paid was $1.4 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively.  Net cash paid was $4.2 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively.

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

All of the Company’s interest rate swap agreements are entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements.  At September 30, 2011, the Company had interest rate swap contracts with the Counterparty totaling $303.7 million (notional) with a net fair value obligation of $15.9 million.  The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done.  Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps.  On December 8, 2010, the Company entered into an amended and restated forbearance agreement with the Counterparty that, among other things, extends the forbearance date to the earlier of June 30, 2012 or when TEB is in compliance with its leverage and liquidation incurrence ratios.  Taking into account transactions completed during the fourth quarter of 2011, if bond valuations do not change materially from September 30, 2011 we expect TEB to be in compliance with its liquidation as well as its leverage incurrence ratios as of December 31, 2011.

NOTE 8—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	Weighted-Average Interest Rate at Period-End	December 31, 2010	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts:
Due within one year (2)	$21,425	2.2%	$15,985	0.4%
Due after one year (2)	658,285	0.5	732,115	0.7
Mandatorily redeemable preferred shares (3):
Due within one year	5,877	7.5	5,558	7.5
Due after one year	114,135	8.5	127,971	8.6
Notes payable and other debt (4):
Due within one year	5,634	6.0	5,654	6.0
Due after one year	56,622	6.8	68,444	6.7
Total bond related debt	861,978		955,727

Non-bond related debt:
Notes payable and other debt:
Due within one year	61,954	8.1	106,520	7.4
Due after one year	17,781	10.4	27,267	12.1
Subordinated debentures (5)
Due after one year	192,620	8.8	183,711	8.8
Line of credit facilities:
Due within one year	−	−	4,190	6.0
Total non-bond related debt	272,355		321,688

Total debt	$1,134,333		$1,277,415

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations of TEB and TEI.

(2)
The Company also incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 2.6% and 1.9% at September 30, 2011 and December 31, 2010, respectively.  These additional fees bring the weighted average interest rate (due after one year) to 1.8% and 2.0% at September 30, 2011 and December 31, 2010, respectively.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $3.8 million and $4.4 million at September 30, 2011 and December 31, 2010, respectively.

(4)	Included in notes payable and other debt are unamortized discounts of $1.7 million and $1.8 million at September 30, 2011 and December 31, 2010, respectively.

(5)	Included in subordinated debentures are unamortized discounts of $4.1 million and $13.0 million at September 30, 2011 and December 31, 2010, respectively.

Senior Interests and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the subordinated interests.  Substantially all of the senior interests are variable rate debt.  The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.  The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and the additional collateral pledged.  In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged is not sufficient to satisfy the debt.  The Company’s total senior interests and debt owed to securitization trusts balance was $679.7 million at September 30, 2011, of which $6.6 million and $550.4 million have maturing credit enhancement and liquidity facilities in 2011 and 2013, respectively. On November 2, 2011, the $6.6 million of senior interests and debt owed to securitization trusts with maturing facilities in 2011 were repaid in full.  If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate the bonds within the securitization trust as well as our bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance.  If we are able to extend or replace the third party credit enhancement and liquidity facilities or if we are able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.  In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10.0% of any realized net capital gains during the immediately preceding taxable year, if any.  There were no capital gains distributions for the nine months ended September 30, 2011 and 2010.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at September 30, 2011:

	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A	May 27, 1999	37.5	$1,755,426	7.50%	June 30, 2012	June 30, 2049
Series B	June 2, 2000	29	2,000,000	9.56	November 1, 2011	June 30, 2050

The credit ratings of TEB and each series of preferred shares are currently non-investment grade due to credit weaknesses in the multifamily housing sector and the rollover risk of the Freddie Mac credit facility on bonds that provide revenues to TEB, which expires in 2013.  These credit ratings are not required under TEB’s Operating Agreement and therefore do not change any terms or rights of the preferred shares.

The Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3 and A-4 cumulative perpetual preferred shares are all of equal priority.  See Note 13, “Equity,” for the terms related to the perpetual preferred shares.  Series B subordinate cumulative mandatorily redeemable preferred shares and the Series B-2 and B-3 subordinate cumulative perpetual preferred shares are all of equal priority and are junior to Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3, and A-4 cumulative perpetual preferred shares.  Unlike the cumulative mandatorily redeemable preferred shares, the cumulative perpetual preferred shares are included in equity.

The mandatorily redeemable preferred shares are currently subject to annual remarketing on the dates specified in the table above.  The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, voting separately, elected to waive the June 30, 2010 and the June 30, 2011 remarketing requirement.  As a result, the next mandatory remarketing date for the Series A cumulative mandatorily redeemable preferred shares will occur on June 30, 2012.

The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, voting separately, also elected on October 24, 2011 to amend the Series A Series Exhibit to the TEB Operating Agreement.  Pursuant to the Amended and Restated Series Exhibit approved in 2009, TEB was obligated to make a fixed payment equal to 12.68% of the original $84.0 million issue amount, of which an amount equal to 7.5%, of the outstanding principal balance was allocated to distribution and the remainder was allocated to redeem those Series A shares outstanding.  This had the effect of accelerating the retirement of the Series A shares at an ever increasing pace, especially if additional shares were repurchased and retired.   The 2011 amendment removed the fixed payment equal to 12.68% of the original $84.0 million issue amount and established a set redemption schedule that equals, on a per share basis, the schedule in effect just prior to the approval of the 2011 amendment.  The distribution rate continues to be 7.5% and, assuming no repurchases and retirements beyond those that took place on November 2, 2011, no further amendments and an unsuccessful remarketing, TEB will make approximately $5.0 million in scheduled redemptions in 2012.

The Series B subordinate cumulative mandatorily redeemable preferred shares were subject to a remarketing on November 1, 2011.  Effective November 1, 2011, the holders of the majority of the outstanding Series B subordinate cumulative mandatorily redeemable preferred shares, voting separately, elected to waive the November 1, 2011 remarking requirement and to allow the distribution rate to reset to two times the 15 year BAA municipal bond yield.  As a result, effective November 1, 2011, the distribution rate on the Series B subordinate cumulative mandatorily redeemable preferred shares increased from 9.56% to 9.64% for one year.  The next mandatory remarketing date for the Series B subordinate cumulative mandatorily redeemable preferred shares will occur on November 1, 2012.

On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap described herein.  If the remarketing agent is unable to remarket these shares successfully, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations.  The distribution rate on the Series B shares could, at most, reset to two times the 15 year BAA municipal bond yield if the remarking on November 1, 2012 were to fail.  However, the 7.5% distribution rate and scheduled redemptions on the Series A cumulative mandatorily redeemable preferred shares would continue until there is a remarketing that is not a failed remarketing.

On January 24, 2011, the Company repurchased $4.0 million of the original par amount of the 6.8% Series B-1 subordinate cumulative mandatorily redeemable preferred shares at 86.5% of face value and recognized a gain on debt extinguishment of $0.4 million.  On May 4, 2011, the Company repurchased the remaining $4.0 million original par amount of the 6.8% Series B-1 subordinate cumulative mandatorily redeemable preferred shares at 86.5% of face value and recognized a gain on debt extinguishment of $0.4 million.  The Company retired these shares and therefore there are no more Series B-1 subordinate cumulative mandatorily redeemable shares outstanding. On August 2, 2011 the Company repurchased $2.0 million original par amount of the 9.56% Series B subordinate cumulative mandatorily redeemable preferred shares at 87.0% of face value and recognized a gain on debt extinguishment of $0.2 million. On November 2, 2011 the Company repurchased $5.0 million original par amount of the 9.56% Series B subordinate cumulative mandatorily redeemable preferred shares at 88.0% of face value and recognized a gain on debt extinguishment of $0.4 million. On November 2, 2011 the Company repurchased $10.3 million outstanding par amount of the 7.5% Series A cumulative mandatorily redeemable preferred shares at 97.0% of face value and recognized a loss on debt extinguishment of $0.1 million.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets.  In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinated Debentures

The table below represents a summary of the key terms of the subordinated debentures issued by MMA Mortgage Investment Corporation (“MMIC”) and MMA Financial Holdings, Inc. (“MFH”) at September 30, 2011:

(dollars in thousands)
Issuer	Debenture Principal	Net Discount(1)		Debenture Carrying Value	Optional Redemption Date	Interim Principal Payments	Debentures Maturity Date	Coupon Interest Rate
MMIC	$30,000	$	−	$30,000	May 5, 2014	−	May 5, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury
MFH	58,420		(845)	57,575	May 5, 2014	−	May 5, 2034	0.75% to January 2012, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10 year Treasury
MFH	61,000		(1,536)	59,464	March 30, 2010	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%
MFH	47,275		(1,694)	45,581	July 30, 2010	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%
	$196,695		$(4,075)	$192,620

(1)
The discount represents $31.9 million of additional principal owed for which no cash proceeds were received less $27.9 million of cumulative discount that has been amortized through September 30, 2011.

Interest expense on the subordinated debentures totaled $12.0 million and $11.3 million for the nine months ended September 30, 2011 and 2010, respectively.

If the Company is not able to negotiate other arrangements, the Company will not be able to pay the increased interest payments on the subordinated debentures which are due to take effect in the first and second quarter of 2012.  If these subordinated debentures were accelerated the Company would not be able to repay the debt.

Covenant Compliance and Debt Maturities

The following table summarizes the annual principal payment commitments at September 30, 2011:

(in thousands)
2011	$7,921
2012 (1)	114,584
2013	27,688
2014	33,209
2015	39,375
Thereafter	911,556
Total	$1,134,333

(1)
Of this amount, $54.6 million represents proceeds from the legal transfer of assets that failed to receive sale accounting and are therefore accounted for as a secured borrowing, all of which is subject to the above mentioned forbearance agreements.

As a result of the Company restructuring its debt agreements or obtaining forbearance agreements, none of our obligations have been accelerated at present.  The Company had debt agreements totaling $54.6 million at September 30, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2012.

As of September 30, 2011, the Company and/or its wholly owned subsidiaries are parties to debt agreements ("Credit Facilities") with an outstanding principal balance of $42.0 million that contain cross-default provisions pursuant to which defaults could be declared under such Credit Facilities as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties. However, the documents evidencing these Credit Facilities generally include protective provisions that impose limits on the ability of the lenders under such Credit Facilities to declare defaults, including provisions limiting cross-defaults to circumstances where (1) such other obligations are "material" or exceed specified amounts, (2) the Company and/or its wholly owned subsidiaries have first been provided with notice of and the ability to cure such default under the unrelated obligations, (3) such defaults have resulted in the actual acceleration of such unrelated obligations, and (4) the Company and/or its wholly owned subsidiaries have not posted acceptable collateral.

Letters of Credit

The Company has letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support Company obligations.  At September 30, 2011, the Company had $45.3 million in outstanding letters of credit posted as collateral, of which $20.3 million will mature in 2012 and the remaining $25.0 million will mature in 2014.  As of November 9, 2011 the Company had $34.9 million in outstanding letters of credit posted as collateral, of which $15.9 million will mature in 2012 and the remaining $19.0 million will mature in 2014.  Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

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

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Loans held for investment	$1,190	$443	11,539	$9,634
Loans held for sale	3,664	3,949	11,637	12,293
Investment in Series C preferred stock	6,371	8,953	6,371	7,487

Liabilities:
Line of credit facilities	−	−	4,190	4,190
Senior interests and debt owed to securitization trusts	679,710	679,901	748,100	748,665
Bond related notes payable and other debt	62,256	64,649	74,098	75,449
Non-bond related notes payable and other debt	79,734	32,944	133,787	86,575
Subordinated debentures issued by MFH	162,620	23,337	153,711	23,337
Subordinated debentures issued by MMIC	30,000	30,000	30,000	30,000
Mandatorily redeemable preferred shares	120,011	111,259	133,529	123,444
Liabilities of consolidated funds and ventures:
Notes payable	15,562	15,562	3,709	3,709

	Notional Amount		Estimated Fair Value		Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Lending Commitments	$	−	$	−	$315	$	−

Loans held for investment and loans held for sale –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.

Investment in preferred stock –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, best available market benchmarks, as well as determining the fair value of the embedded loss-sharing feature that is contained in the Series C preferred stock agreements.

Line of credit facilities – The carrying value approximates fair value as these are collateralized variable interest rate loans with indexes and spreads that approximate market.

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

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

		Fair Value Measurement Levels at September 30, 2011
(in thousands)	September 30, 2011	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,179,429	$	−	$	−	$1,179,429
Derivative assets	6,217		−		6,217	−

Liabilities:
Derivative liabilities	$22,923	$	−		$22,408	$515

		Fair Value Measurement Levels at December 31, 2010
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3
Assets:
Bonds available-for-sale	$1,231,036	$	−	$	−	$1,231,036
Derivative assets	6,812		−		6,812	−

Liabilities:
Derivative liabilities	$20,153	$	−		$19,603	$550

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2011:

(in thousands)	Bonds Available-for-Sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total (losses) gains included in earnings	(11,566)	35
Total gains included in other comprehensive income	45,422	−
Impact from purchases	11,183	−
Impact from sales	(81,862)	−
Impact from settlements	(14,784)	−
Balance, September 30, 2011	$1,179,429	$(515)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the nine months ended September 30, 2011.

(in thousands)	Net losses on bonds(1)	Equity in Losses from Lower Tier Property Partnerships		Net gains (losses) on derivatives
Change in realized losses related to assets and liabilities held at January 1, 2011, but settled during 2011	$(53)	$	−	$72
Change in unrealized losses related to assets and liabilities still held at September 30, 2011	(8,898)		(2,615)	(37)
Additional realized gains (losses) recognized at settlement	1,946		−	(3)
Total (losses) gains reported in earnings	$(7,005)		$(2,615)	$32

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2010:

(in thousands)	Bonds Available-for-Sale	Derivative Liabilities
Balance, January 1, 2010	$1,348,133	$(919)
Total (losses) gains included in earnings	(13,482)	447
Total gains included in other comprehensive income	30,950	−
Impact from purchases	6,584	−
Impact from sales	(81,100)	−
Impact from deconsolidation of GP Take Back partnership	6,423	−
Impact from settlements	(34,419)	−
Balance, September 30, 2010	$1,263,089	$(472)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains recognized at settlement for the nine months ended September 30, 2010.

(in thousands)	Net (losses) gains on bonds(1)	Equity in Losses from Lower Tier Property Partnerships		Net gains on derivatives
Change in realized (losses) gains related to assets and liabilities held at January 1, 2010, but settled during 2010	$(617)	$	−	$412
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2010 (10,855	(10,855)		(2,010)	35
Additional realized gains recognized at settlement	2,784		−	−
Total (losses) gains reported in earnings	$(8,688)		$(2,010)	$447

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2011:

(in thousands)	Bonds Available-for-Sale	Derivative Liabilities
Balance, July 1, 2011	$1,190,627	$(510)
Total (losses) gains included in earnings	(5,257)	(5)
Total gains included in other comprehensive income	23,152	−
Impact from purchases	1,183	−
Impact from sales	(25,140)	−
Impact from settlements	(5,136)	−
Balance, September 30, 2011	$1,179,429	$(515)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains recognized at settlement for the three months ended September 30, 2011.

(in thousands)	Net (losses) gains on bonds(1)		Equity in Losses from Lower Tier Property Partnerships		Net gains (losses) on derivatives
Change in realized gains related to assets and liabilities held at July 1, 2011, but settled during 3rd quarter 2011	$	−	$	−	$	−
Change in unrealized losses related to assets and liabilities still held at September 30, 2011		(4,452)		(805)		(5)
Additional realized gains recognized at settlement		617		−		−
Total losses reported in earnings		$(3,835)		$(805)		$(5)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2010:

(in thousands)	Bonds Available-for-Sale	Derivative Liabilities
Balance, July 1, 2010	$1,292,695	$(455)
Total (losses) gains included in earnings	(3,335)	(17)
Total gains included in other comprehensive income	10,673	−
Impact from purchases	5,950	−
Impact from sales	(33,593)	−
Impact from settlements	(9,301)	−
Balance, September 30, 2010	$1,263,089	$(472)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains recognized at settlement for the three months ended September 30, 2010.

(in thousands)	Net (losses) gains on bonds (1)		Equity in Losses from Lower Tier Property Partnerships		Net gains on derivatives
Change in realized gains related to assets and liabilities held at July 1, 2010, but settled during 3rd quarter 2010	$	−	$	−	$	−
Change in unrealized (losses) gains related to assets and liabilities still held at September 30, 2010		(2,545)		(790)		(17)
Additional realized gains recognized at settlement		2,302		−		−
Total losses reported in earnings		$(243)		$(790)		$(17)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-Sale – The fair value is based on quoted prices, where available.  Otherwise, the fair value of performing bonds is based on discounted cash flows based on the expected bond payments, including certain prepayment assumptions that take into consideration lockout and other prepayment penalties.  The discount rate takes into consideration current market yields for similar instruments, specific bond credit characteristics and other bond attributes, like the location of the property securing the bond and the bond size.  The weighted average discount rate for the performing bond portfolio was 6.68% and 7.13% at September 30, 2011 and December 31, 2010, respectively.  The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value, which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value.  If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate averaged 9.3% and 9.9% at September 30, 2011 and December 31, 2010, respectively.  The capitalization rate averaged 8.1% and 8.5% at September 30, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments – The fair value of derivatives was based on dealer quotes, where available, or estimated using valuation models incorporating current market assumptions.  The Company’s interest rate swap agreements have collateral posting requirements that are considered in determining the fair value of these instruments.

The following tables present assets that are measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010.

		Fair Value Measurement Levels at September 30, 2011
(in thousands)	September 30, 2011	Level 1		Level 2		Level 3	Total Losses Reported Through the Three Months Ended September 30, 2011:		Total Losses Reported Through the Nine Months Ended September 30, 2011:
Assets:
Loans held for investment	$9,328	$	−	$	−	$9,328	$	−	$	−
Loans held for sale	772		−		−	772		(117)		(817)
Investment in Series A and B preferred stock	30,000		−		−	30,000		−		−

		Fair Value Measurement Levels at December 31, 2010
(in thousands)	December 31, 2010	Level 1		Level 2		Level 3	Total Losses Reported Through the Three Months Ended September 30, 2010:	Total Losses Reported Through the Nine Months Ended September 30, 2010:
Assets:
Loans held for investment	$42,394	$	−	$	−	$42,394	$(423)	$(4,475)
Loans held for sale	7,352		−		−	7,352	(366)	(484)
Investment in Series A and B preferred stock	30,000		−		−	30,000	−	−
Investment in an unconsolidated venture	6,779		−		−	6,779	−	−

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

NOTE 11—GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees, by type, at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements	$806	$464	$430	$379
Indemnification contracts	112,404	1,948	112,404	2,198
Other financial/payment guarantees	14,841	4,400	14,812	4,658
Total	$128,051	$6,812	$127,646	$7,235

Mortgage Banking Loss-Sharing Agreements

Prior to the sale of its Agency Lending business in May 2009, the Company had exposure to losses and/or servicing advances relating to defaulted real estate mortgage loans originated by the Company and sold to Fannie Mae under its Delegated Underwriting and Servicing (“DUS”) program, including servicing advances for payment of principal, interest, taxes or insurance premiums, and the loss of principal after foreclosure.  As part of the sale, the Company indemnified the purchaser for the DUS obligation related to specific loans.  For the nine months ended September 30, 2011 and 2010, the Company recognized guarantee losses of $0.1 million and $0.5 million, respectively.  The Company incurred zero and $1.2 million actual cash payments under its DUS loss sharing and indemnification agreements for the nine months ended September 30, 2011 and 2010, respectively.

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the Tax Credit Equity (“TCE”) business related to the guarantees of the investor yields on their investment in certain Low Income Housing Tax Credit Funds (“LIHTC Funds”) and indemnifications related to property performance on certain Lower Tier Property Partnerships.  The Company has not made any cash payments related to these indemnification agreements for the nine months ended September 30, 2011 and 2010.  The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications.  However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016.

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

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at September 30, 2011 and December 31, 2010:

		September 30, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available-for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$3,195	$1,060,990	$	−	$	−	$	−	$1,064,185
Notes payable, warehouse lending and lines of credit	B	8,785	54,911		14,053		6,779		1,000	85,528
Other	C	3,058	34,388		−		13,353		−	50,799
Total		$15,038	$1,150,289		$14,053		$20,132		$1,000	$1,200,512

		December 31, 2010
(in thousands)	Note Ref.	Restricted Cash	Bonds Available-for-Sale	Loans Receivable		Investments in Unconsolidated Ventures and Other Assets		Investment in Preferred Stock		Total
Bonds held in securitization trusts and for securitization programs	A	$7,577	$1,107,705	$	−	$	−	$	−	$1,115,282
Notes payable, warehouse lending and lines of credit	B	14,155	55,590		71,120		6,779		2,000	149,644
Other	C	3,255	33,885		−		12,527		−	49,667
Total		$24,987	$1,197,180		$71,120		$19,306		$2,000	$1,314,593

A.	This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

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

Rental expense for operating leases was $2.8 million (of which $1.1 million was reported as discontinued operations) and $3.3 million (of which $1.2 million was reported as discontinued operations) for the nine months ended September 30, 2011 and 2010, respectively.  Rental income received from sublease rentals was $2.2 million (of which $1.1 million was reported as discontinued operations) and $2.0 million (of which $1.1 million was reported as discontinued operations) for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at

September 30, 2011:

(in thousands)
2011	$943
2012	3,710
2013	3,609
2014	2,941
2015	1,564
Thereafter	756
Total minimum future rental commitments	$13,523

The Company expects to receive $9.2 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

At September 30, 2011, the Company and certain of its subsidiaries, were named as defendants in various litigation matters arising in the ordinary course of business.  Certain of these proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated.  Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at September 30, 2011.  Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows.  Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

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

In December 2009, the Company received correspondence from the SEC’s Division of Corporation Finance noting the Company’s status as a non-current filer and advising the Company that the SEC could, in the future, bring an administrative proceeding to revoke the Exchange Act registration of the Company’s common shares and/or order, without further notice, the suspension of trading of the Company’s common shares.  The Company provided special notice to the Division of Corporation Finance of each SEC filing containing Company financial statements that the Company made from the receipt of the agency’s letter through the filing of the Company’s 2010 Form 10-K, which was filed on a timely basis on March 31, 2011.  The Company has continued to file periodic reports in a timely manner since such date.  The Company has not received any further correspondence or information related to this issue since the original December 2009 letter.

NOTE 13—EQUITY

Loss Per Common Share

The following table provides a summary of net loss to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net loss from continuing operations	$(5,223)	$(4,276)	$(13,142)	$(25,541)
Net income (loss) from discontinued operations	616	487	1,008	(4,864)
Net loss to common shareholder	$(4,607)	$(3,789)	$(12,134)	$(30,405)

Basic weighted-average shares (1)	41,223	40,606	41,050	40,489
Common stock equivalents	−	−	−	−
Diluted weighted-average shares	41,223	40,606	41,050	40,489

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

For the nine months ended September 30, 2011 and 2010, the Company had a net loss and thus, any incremental shares would be anti-dilutive.  The average number of anti-dilutive options that were excluded from common stock equivalents for the nine months ended September 30, 2011 and 2010 were 1,179,031 and 1,297,423, respectively.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding.  These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.  In addition to quarterly distributions, the holders of both the cumulative perpetual preferred shares and the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10.0% of any net capital gains the Company recognized during the immediately preceding taxable year, if any.  There were no capital gains distributions made or accumulated for the nine months ended September 30, 2011 and 2010.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at September 30, 2011.

	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000,000	4.90%	September 30, 2014	September 30, 2014
Series A-3	November 4, 2005	6	2,000,000	4.95	September 30, 2012	September 30, 2012
Series A-4	November 4, 2005	8	2,000,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000,000	9.75	September 30, 2012	September 30, 2012
Series C-1	October 19, 2004	13	1,000,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	15	2,000,000	5.90	September 30, 2015	September 30, 2020

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series cumulative mandatorily redeemable preferred shares.  Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above.  On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.  If the remarketing agent is unable to remarket these shares successfully, distributions could increase.  Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on the terms of each series agreement, if all distribution rates were reset on November 9, 2011 to distribution rates under a failed remarketing, then the Company’s annual distributions would increase by $0.3 million, with substantially all of this increase not becoming effective until September 2015.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

On February 16, 2011, the Company repurchased $4.0 million of the original par amount of the 4.90% Series A-2 cumulative perpetual preferred shares at 79.5% of face value and recognized an increase in common shareholders’ equity of $0.7 million.

On May 4, 2011, the Company repurchased $6.0 million of the original par amount of the 4.95% Series A-3 cumulative perpetual preferred shares at 82.0% of face value and recognized an increase in common shareholders’ equity of $0.9 million.

On August 2, 2011, the Company repurchased $4.0 million of the original par amount of the 5.90% Series D subordinate cumulative perpetual preferred shares at 60.0% of face value and recognized an increase in common shareholders’ equity of $1.5 million.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates.  In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company does not wholly own at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Noncontrolling interests in:
LIHTC Funds	$447,216	$479,174
Lower Tier Property Partnership	3,873	3,915
South African Workforce Fund	97,426	80,322
Other consolidated entities	5,775	6,145
Total	$554,290	$569,556

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

Total compensation expense recorded for these Plans was as follows for the three months and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Employees’ Stock-based Compensation plan	$17	$17	$49	$79
Non-employee Directors’ Stock-based Compensation plan	50	50	138	150
Total	$67	$67	$187	$229

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 1,237,993 shares were still available to be issued at September 30, 2011.  The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense.  The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.  For the nine months ended September 30, 2011, the per share weighted average fair value for the Company’s outstanding options and the corresponding liability was inconsequential.

The following table summarizes option activity for the nine months ended September 30, 2011 under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value		Period End Liability
Outstanding at January 1, 2011	1,145.0	$7.01	8.2	$	−	$116
Granted	−
Exercised	−
Forfeited/Expired	−
Outstanding at September 30, 2011	1,145.0	$7.01	7.5	$	−	$165

Options exercisable at:
September 30, 2011	861.7	$9.24	7.1	$	−

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, or upon death or disability.  The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests.  Once the deferred shares vest, the Company typically issues common shares to the employee; however, some employees elected to have the Company delay the issuance of the shares until the shares can be freely traded.

There was no outstanding liability for deferred share awards at September 30, 2011 and December 31, 2010.

The following table summarizes deferred share activity under the Employees’ Stock-Based Compensation Plan for the nine months ended September 30, 2011:

(in thousands)	Number of Shares
Unvested shares at January 1, 2011	1.9
Granted	−
Forfeited	−
Rescinded	−
Vested	(1.9)
Unvested shares at September 30, 2011	−

Shares vested and expected to vest:
September 30, 2011	−

Non-employee Directors’ Stock-Based Compensation Plan

During 2009 the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares.  In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plan.  A total of 1,712,942 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plan at September 30, 2011.  The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	59.0	$24.44	1.5	$	−
Exercised
Expired/Forfeited	(25.0)
Outstanding at September 30, 2011	34.0	$24.86	1.7	$	−

Options Exercisable at:
September 30, 2011	34.0	$24.86	1.7	$	−

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the nine months ended September 30, 2011 and 2010.  The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
September 30, 2011	144,741	$0.13	383,120	$0.13	$137.5
September 30, 2010	−	−	347,222	0.22	150.0

For the nine months ended September 30, 2011 and 2010, the Company recognized $137,500 and $150,000 in director fees expense, respectively, of which $68,750 and $75,000 was paid in cash, respectively.  Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

NOTE 15—RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

Transactions with Shelter Group, LLC (“Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in Shelter Group.  One of the Company’s tax-exempt bond investments is secured by a multifamily property in which the Shelter Group has an ownership interest.  Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments.  During the nine months ended September 30, 2011 and 2010, there were three such property management contracts between properties securing the Company’s bonds and Shelter Group for which fees paid by the properties under these contracts approximated $0.4 million for each nine-month period.  The Company’s carrying value of the tax-exempt bond secured by property owned by Shelter Group was $9.1 million and $8.9 million at September 30, 2011 and December 31, 2010, respectively.

Transactions with SCA Successor, Inc., SCA Successor II, Inc., and SCA Umbrella Limited Liability Company (collectively referred to as “SCA”)

At September 30, 2011, Mr. Joseph had direct and indirect ownership interests in SCA, which held the general partner interests and limited partner interests in certain real estate partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds.  The Company is not the primary beneficiary of SCA and therefore, at September 30, 2011, the Company did not consolidate SCA and the properties it owns.  The Company’s carrying value of the tax-exempt bonds secured by properties owned by SCA was $93.8 million and $87.2 million at September 30, 2011 and December 31, 2010, respectively.

On October 1, 2011, Mr. Joseph donated all of his remaining interests in SCA to a non-profit organization that provides charitable services and programs for the affordable housing market.  At September 30, 2011 the Company consolidates this non-profit organization because it is deemed to have a controlling interest as defined by GAAP.  As a result of this donation, the non-profit organization will effectively control the real estate properties and therefore the Company will consolidate these properties beginning October 1, 2011.

NOTE 16—DISCONTINUED OPERATIONS

Business Sales

The Company sold the following business segments prior to 2011: the TCE business, the Agency Lending business and the Renewable Ventures business.  These business segment disposals, as well as several other business dispositions, were accounted for as discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity from the businesses that were sold, including the gains and losses on dispositions, have been classified as “Loss from discontinued operations, net of tax” and “Net losses allocable to noncontrolling interests from consolidated funds and ventures – related to discontinued operations” in the consolidated statements of operations.  At September 30, 2011, one of the Company’s Real Estate Owned (“REO”) properties is in the process of being sold and as such the property’s operations are accounted for as discontinued operations.  In addition to this property’s operations, there is continuing activity related to some of these dispositions that impact the 2010 and 2011 periods.  The following table represents the ongoing activity related to these dispositions.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Operations:
Sublease income	$369	$369	$1,107	$738
Other income	84	300	250	1,240
Rent expense	(369)	(369)	(1,107)	(759)
Other expenses	−	(370)	(202)	(1,494)
REO operations	532	633	951	530
Other gains	−	2	−	359
Equity in earnings from Lower Tier Property Partnerships	−	−	9	−
Income from operations	616	565	1,008	614
Disposal:
Net loss on sale	−	−	−	(5,375)
Net income (loss) from discontinued operations	616	565	1,008	(4,761)

Net income allocable to noncontrolling interests	−	(78)	−	(103)
Net income (loss) to common shareholders from discontinued operations	$616	$487	$1,008	$(4,864)

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

The total assets, by type of consolidated fund or venture, at September 30, 2011 and December 31, 2010, are summarized as follows:

(in thousands)	September 30, 2011	December 31, 2010
LIHTC Funds	$449,694	$485,998
Lower Tier Property Partnership	19,824	20,763
South African Workforce Fund	112,903	83,274
Other consolidated entities	12,537	11,960
Total assets of consolidated funds and ventures	$594,958	$601,995

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate multifamily affordable housing rental properties.  These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense.  The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties.  The LIHTC Funds account for these investments using the equity method of accounting.  The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009.  However, the Company retained its general partner interest in certain LIHTC Funds.  The Company continues to consolidate 11 funds at September 30, 2011 and December 31, 2010.  The Company’s general partner ownership interests of the funds remaining at September 30, 2011 ranges from 0.01% to 0.04%.  The Company has guarantees associated with these funds.  These guarantees, along with the Company’s ability to direct the activities of the funds have resulted in the Company being the primary beneficiary.  At September 30, 2011 and December 31, 2010, the Company’s maximum exposure under these guarantees is estimated to be approximately $865 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company will assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company.  Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits.  As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships.  A number of these consolidated Lower Tier Property Partnerships were transferred to the buyer of the TCE business in July 2009.  At September 30, 2011 and December 31, 2010, there was one consolidated Lower Tier Property Partnership.

South African Workforce Fund

The Company is the general partner of the South Africa Workforce Housing Fund SA I (“SA Fund”), which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa.  The Company has an equity funding commitment of $4.3 million or 2.7% of the total committed SA Fund capital.

Other

The Company also has consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest.  At September 30, 2011, these entities include non-profit organizations that provide charitable services and programs for the affordable housing market and two Company sponsored solar funds where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at September 30, 2011 and December 31, 2010.

Asset Summary:

(in thousands)	September 30, 2011	December 31, 2010
Investments in Lower Tier Property Partnerships	$398,983	$436,971
Other assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	47,509	36,082
Real estate, net	19,335	20,368
South African Fund investments	99,225	78,222
Solar projects	10,303	10,719
Other assets	19,603	19,633
Total assets of consolidated funds and ventures	$594,958	$601,995

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary.  Therefore, substantially all of the LIHTC Funds’ investments in Lower Tier Property Partnerships are accounted for under the equity method.  The following table provides the investment balances in unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$398,983	$436,971
Total assets of Lower Tier Property Partnerships (1)	$1,436,109	$1,461,505
Total liabilities of Lower Tier Property Partnerships (1)	1,051,245	1,049,244

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is generally limited to the Company’s equity investment (shown above), loans or advances and bond investments in these partnerships.  The Company’s total loan investment, including commitments to lend to these partnerships at September 30, 2011 and December 31, 2010, was zero.  The Company’s total bond investment at September 30, 2011 and December 31, 2010, was $453.8 million and $439.9 million, respectively.  The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Building, furniture and fixtures	$26,274	$26,272
Accumulated depreciation	(7,962)	(6,927)
Land	1,023	1,023
Total	$19,335	$20,368

Depreciation expense was $1.0 million for the nine months ended September 30, 2011 and 2010.  Buildings are depreciated over a period of 40 years.  Furniture and fixtures are depreciated over a period of six to seven years.  The Company did not recognize any impairment losses for the nine months ended September 30, 2011 and 2010.

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

Solar Projects

The Company is the managing member of two solar funds that have investments in five solar energy generation projects.  These projects generate energy that is sold under long-term power contracts to the owner or lessee of the property that the projects are built on.  The useful life of these solar facilities is generally ten to twenty years.  The Company’s managing member interest in these two funds is less than 1.0%.

The following section provides more information related to the liabilities of the consolidated funds and ventures at September 30, 2011 and December 31, 2010.

Liability Summary

(in thousands)	September 30, 2011	December 31, 2010
Liabilities of consolidated funds and ventures:
Debt	$15,562	$3,709
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	17,820	20,970
Other liabilities	3,069	3,136
Total liabilities of consolidated funds and ventures	$36,451	$27,815

Debt

The creditors of the Company’s consolidated funds and ventures do not have recourse to the assets or general credit of the Company.  At September 30, 2011 and December 31, 2010, the debt owed by the Solar Funds had the following terms:

	September 30, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,562	$3,562	8.3	% (1)	Various dates through December 2022
SA Fund	12,000	12,000	3.4	(2)	April 30, 2018

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

(2)	This debt is also entitled to a portion of the SA Fund’s value appreciation as a form of contingent interest.

	December 31, 2010
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,709	$3,709	8.3	% (1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

 The Company’s debt on two solar funds (Solar Fund I and Solar Fund II) generally consists of amortizing debt secured by the solar funds’ interest in the solar projects.  The debt is the obligation of the solar funds and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in these funds.  During the third quarter, the Company received notice from the majority outside investor of Solar Fund I that it intended to exercise its put option to sell its investment interest to the Company.  Under the option agreement, the investor can put its interest to the Company during the period November 2011 through April 2012 at a price that yields its required annual after-tax return of 6.5%.  As agreed to by the investor, the amount owed by the Company is $0.2 million.  At September 30, 2011 the Company recorded this loss exposure.  Subsequent to September 30, 2011, the Company began discussions with the investor and creditors of both solar funds with the objective of having Solar Fund II buy the investment interest of Solar Fund I for the put price of $0.2 million.  As a result, the Company does not anticipate making payments pursuant to the Solar Fund I put option agreement.

The Company may have exposure in subsequent years for a similar put option agreement with the majority outside investor of Solar Fund II.  At this time, the Company estimates that the value of the investment subject to the put exceeds the estimated exercise price.  As a result, the Company has not recorded a liability at this time.

On April 30, 2008, the SA Fund entered into an agreement with the Overseas Private Investment Corporation (“OPIC”), an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

Income Statement Summary

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Solar fund revenue	$287	$363	$704	$894
Rental and other income from real estate	306	318	989	954
Interest and other income	454	228	673	502
Total revenue	1,047	909	2,366	2,350

Expenses:
Depreciation and amortization	1,020	1,033	3,063	3,165
Interest expense	180	171	526	475
Other operating expenses	2,283	920	3,426	2,582
Investments and loan impairments	5,199	−	13,199	−
Total expenses	8,682	2,124	20,214	6,222

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains (losses) on investments	868	(68)	4,278	(3,068)
Derivative gains	1,440	−	1,440	−
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(9,383)	(11,789)	(26,010)	(37,770)
Net loss	(14,710)	(13,072)	(38,140)	(44,710)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (related to continuing operations)	16,178	16,105	42,581	46,747
Net income allocable to the common shareholders	$1,468	$3,033	$4,441	$2,037

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

Our ability to restructure our debt is especially important with respect to the subordinated debentures.  The weighted average pay rate on the remaining $196.7 million (unpaid principal balance) of subordinated debentures was 2.1% at September 30, 2011.  Our pay rates are due to increase in the first and second quarters of 2012, which will bring the weighted average pay rate to approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.  There is also uncertainty related to our ability to liquidate non-bond related assets at sufficient amounts to satisfy associated debt and other obligations and there are a number of business risks surrounding our bond investing activities that could impact our ability to generate sufficient cash flow from the bond portfolio.  These uncertainties could adversely impact our financial condition or results of operations.  In the event we are not successful in restructuring or settling our remaining non-bond related debt, or in generating liquidity from the sale of non-bond related assets or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through a bankruptcy filing.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is owned by subsidiaries of the Company that hold substantially all of the Company’s bonds.  These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute assets to MuniMae.  One of these subsidiaries is TEB, which holds approximately 90.7% of the carrying value of the Company’s bonds at September 30, 2011.  The Company indirectly owns all of TEB’s common stock.  TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, and the distribution of assets to MuniMae, and imposes certain requirements in the event of merger, sale or consolidation.  In 2010, TEB retained $25.0 million of cash flows (“Retained Distributions”) by limiting Distributable Cash Flow distributions to MuniMae pursuant to a March 25, 2010 amendment to its operating agreement.  At September 30, 2011:

•	TEB’s leverage ratio was 56.5%, which was below the incurrence limit of 60.0%.

•	TEB’s liquidation preference ratios were at amounts that would restrict it from raising additional preferred equity ranking senior to or on parity with the existing preferred shares outstanding; and

•
TEB’s ability to distribute assets to MuniMae was and continues to be limited to Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) and TEB does not have the ability to make redemptions of common stock or distributions to MuniMae other than Distributable Cash Flows (“Restricted Payments”) because the current liquidation preference ratios prohibit it.

Total common shareholder distributions from TEB for the nine months ended September 30, 2011 and 2010 were $26.4 million and $8.6 million, respectively.

All of TEB’s common stock is pledged to a creditor to support collateral requirements related to certain debt and derivative agreements.  On December 8, 2010, the Company entered into a forbearance agreement with the Counterparty, which restricted the Company’s ability to utilize common distributions from TEB.  The key provisions of this agreement are as follows:

Forbearance from the minimum net asset value requirement and the financial reporting requirement contained in Company’s interest rate swap agreements until the earlier of June 30, 2012 or when TEB regains compliance with the leverage and liquidation incurrence ratios.  Taking into account the preferred share buybacks  completed during the fourth quarter of 2011 discussed in Note 8, “Debt”, if bond valuations do not change materially from September 30, 2011 we expect TEB to be in compliance with its liquidation as well as its leverage incurrence ratios as of December 31, 2011.

•	The Company must post a portion of the distributions it receives on TEB’s common stock as follows:

o
For quarterly distributions beginning in the fourth quarter of 2010 and continuing through to the third quarter of 2011, the Company will post restricted distributions equal to 50.0% of common distributions, less $0.8 million.

o
For quarterly distributions beginning in the fourth quarter of 2011 and continuing until TEB is in compliance with both its leverage ratio and liquidation preference ratio, the Company will post restricted distributions equal to 50.0% of common distributions.

o	Once TEB is in compliance with its leverage ratio and liquidation preference ratios there will be no restrictions on common distributions.

The restricted distributions have been and are expected to be utilized by the Company to purchase and retire various preferred shares issued by TEB.

TEB’s common stock is wholly owned by TEI, which is ultimately wholly owned by MuniMae.  TEI’s ability to remit cash to MuniMae for liquidity needs outside of TEI may be restricted due to minimum liquidity, asset and net worth requirements related to a TEI debt agreement.  TEI is in compliance with its debt covenants at September 30, 2011.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flow from operations; (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At September 30, 2011, we had cash and cash equivalents of approximately $36.2 million, an increase of $3.7 million from $32.5 million at December 31, 2010.  The following table summarizes the changes in our cash and cash equivalents balances during the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
(in thousands)	2011	2010
Unrestricted cash and cash equivalents at beginning of period	$32,544	$18,084
Net cash provided by (used in):
Operating activities	8,360	9,992
Investing activities	34,473	33,961
Financing activities	(38,437)	(36,816)
Effect of exchange rate changes on cash	(700)	570
Net (decrease) increase in cash and cash equivalents	3,696	7,707
Unrestricted cash and cash equivalents at end of period	$36,240	$25,791

At September 30, 2011 and 2010, our unrestricted cash included TEB’s unrestricted cash of $30.5 million and $18.5 million, respectively; however, distributions of this cash from TEB to the Company are subject to the restrictions discussed above.  Furthermore, for the nine months ended September 30, 2011, TEB generated $34.2 million of net operating cash flows.  TEB’s investing activities also provided cash flow of $44.9 million and TEB used cash of $73.8 million in its financing activities.  Included in TEB’s financing activities are distributions to the Company of $26.4 million.  The Company used its distributions from TEB to fund operating activities as well as to make repayments on its borrowing.

Operating activities

Cash flow provided by operating activities was $8.9 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The $1.1 million decrease in cash provided by operating activities from the first nine months of 2010 to 2011 is primarily due to a decrease in income tax refunds of $6.2 million, a decrease in net receipts on loans held for sale of $5.0 million and a decrease in net interest received of $4.9 million, offset by a decrease in operating expenses paid of $13.4 million.

Investing activities

Cash flow provided by investing activities was $34.5 million and $34.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The $0.5 million increase in cash provided by investing activities from the first nine months of 2010 to 2011 is primarily due to an increase in principal payments and sales proceeds received on bonds of $30.1 million offset by a decrease in principal payments received on loans held for investment of $11.0 million, a decrease in the proceeds from the sale of real estate and businesses of $1.9 million as well as an increase in investments in property partnerships of $8.1 million, an increase in advances on and purchases of bonds and loans of $5.9 million and the positive effect of changes in restricted cash and cash of consolidated funds and ventures of $3.0 million.

Restricted cash and cash of consolidated funds and ventures increased $1.9 million for the nine months ended September 30, 2011.  The increase is primarily due to an increase in cash of consolidated funds and ventures of $11.4 million offset by a decrease in cash pledged as collateral of $9.9 million.

Restricted cash and cash of consolidated funds and ventures decreased $1.1 million for the nine months ended September 30, 2010.  The decrease is primarily due to a decrease in cash of consolidated funds and ventures of $13.3 million offset by an increase in cash pledged as collateral of $12.1 million.

Financing activities

Cash flow used in financing activities was $39.0 million and $36.8 million for the nine months ended September 30, 2011 and 2010, respectively.  The $2.2 million increase in cash used by financing activities from the first nine months of 2010 to 2011 is primarily due to an increase in repayment of borrowings of $7.9 million, 2011 purchases of perpetual preferred shares of $10.5 million, and a decrease in proceeds from borrowing of $2.7 million offset by an increase in contributions from holders of noncontrolling interests of $18.1 million.

Company Debt

The following table summarizes the outstanding debt balances and weighted-average interest rates at September 30, 2011.  See “Notes to Consolidated Financial Statements – Note 8, Debt” included in this Report for more information on our debt.

(dollars in thousands)	September 30, 2011	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests and debt owed to securitization trusts (2)	$679,710	0.6%
Mandatorily redeemable preferred shares (3)	120,012	8.5
Notes payable and other debt (4)	62,256	6.7
Total bond related debt	861,978

Non-bond related debt:
Notes payable and other debt	79,735	8.6
Subordinated debentures (5)	192,620	8.8
Total non-bond related debt	272,355

Total debt	$1,134,333

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)
We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 1.8% at September 30, 2011.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $3.8 million at September 30, 2011.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.7 million at September 30, 2011.

(5)	Included in the subordinated debentures are unamortized discounts of $4.1 million at September 30, 2011.

Debt related to bond investing activities

Senior interests and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the subordinated interests.  Substantially all of the senior interests are variable rate debt.  The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates.  To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party.  For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing.  The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and the additional collateral pledged.  In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged is not sufficient to satisfy the debt.  The Company’s total senior interests and debt owed to securitization trusts balance was $679.7 million at September 30, 2011, of which $6.6 million and $550.4 million have maturing credit enhancement and liquidity facilities in 2011 and 2013, respectively.  On November 2, 2011, the $6.6 million of senior interests and debt owed to securitization trusts with maturing facilities in 2011 were repaid in full.  If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate the bonds within the securitization trust as well as our bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance.  If we are able to extend or replace the third party credit enhancement and liquidity facilities or if we are able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense.

Mandatorily redeemable preferred shares

TEB has mandatorily redeemable preferred shares outstanding.  These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income.  For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

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

The mandatorily redeemable preferred shares have a weighted average annual distribution rate of 8.46% on an outstanding carrying amount of $120.0 million as of September 30, 2011.  Approximately half of the outstanding mandatorily redeemable preferred shares also have principal redemption requirements, which results in an overall average annual distribution and redemption rate of 11.22%.

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

The Trusts were collapsed in 2009 and substantially all of the preferred securities of the Trusts were subject to a troubled debt restructuring which resulted in the preferred securities being exchanged for debt issued by MFH and MMIC, certain reductions in interest rates, and an increase in the principal due, among other modifications.  During 2010, MFH bought back $2.5 million of the $169.2 million new subordinated debentures at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment.  The weighted average pay rate on the remaining $196.7 million (unpaid principal balance) of Debentures was 2.1% at September 30, 2011.  Our pay rates are due to increase in the first and second quarter of 2012, which will bring the weighted average pay rate to approximately 8.6%.  We do not currently have the liquidity to meet these increased payments.  In addition, substantially all of our assets are encumbered, which limits our ability to increase our liquidity by selling assets or incurring additional indebtedness.

Covenant compliance

As a result of restructuring our debt agreements or obtaining forbearance agreements, none of our obligations have been accelerated at present.  We had debt agreements totaling $54.6 million at September 30, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2012.

As of September 30, 2011, the Company and/or its wholly owned subsidiaries are parties to debt agreements ("Credit Facilities") with an outstanding principal balance of $42.0 million that contain cross-default provisions pursuant to which defaults could be declared under such Credit Facilities as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties.  However, the documents evidencing these Credit Facilities generally include protective provisions that impose limits on the ability of the lenders under such Credit Facilities to declare defaults, including provisions limiting cross-defaults to circumstances where (1) such other obligations are "material" or exceed specified amounts, (2) the Company and/or its wholly owned subsidiaries have first been provided with notice of and the ability to cure such default under the unrelated obligations, (3) such defaults have resulted in the actual acceleration of such unrelated obligations, and (4) the Company and/or its wholly owned subsidiaries have not posted acceptable collateral.

Letters of credit

We have letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support our obligations.  At September 30, 2011, we had $45.3 million in outstanding letters of credit posted as collateral, of which $20.3 million will mature in 2012 and the remaining $25.0 million will mature in 2014.  Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at September 30, 2011:

	September 30, 2011
(in thousands)	Maximum Exposure	Carrying Amount
Mortgage banking loss-sharing agreements (1)	$806	$464
Indemnification contracts (2)	112,404	1,948
Other financial/payment guarantees (3)	14,841	4,400
	$128,051	$6,812

(1)	As part of the sale of our Agency Lending business, we effectively retained the DUS obligation related to specific loans.

(2)
We have entered into indemnification contracts with investors in certain LIHTC Funds, that effectively guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds.  We made no payments under these indemnification agreements for the nine months ended September 30, 2011.

(3)
We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations.  Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party.  The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees.  The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications.  However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016.  In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds.  The maximum exposure under these guarantees is estimated to be $865 million at September 30, 2011.  The Company does not expect to have any payouts related to these guarantees as the funds are meeting investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae.  At September 30, 2011 the debt related to consolidated funds and ventures had the following terms:

	September 30, 2011
(dollars in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund debt	$3,562	$3,562	8.3	% (1)	Various dates through December 2022
SA Fund	12,000	12,000	3.4	(2)	April 30, 2018

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

(2)	This debt is also entitled to a portion of the SA Fund’s value appreciation as a form of contingent interest.

The debt on our two solar funds (Solar Fund I and Solar Fund II) generally consists of amortizing debt secured by the solar funds’ interest in the solar projects.  Their debt is the obligation of the solar funds and although there is no recourse to us, we have guaranteed the investors’ yield in these funds. During the third quarter, the Company received notice from the majority outside investor of Solar Fund I that it intended to exercise its put option to sell its investment interest to the Company.  Under the option agreement, the investor can put its interest to the Company during the period November 2011 through April 2012 at a price that yields its required annual after-tax return of 6.5%.  As agreed to by the investor, the amount owed by the Company is $0.2 million.  At September 30, 2011 the Company recorded this loss exposure.  Subsequent to September 30, 2011, the Company began discussions with the investor and creditors of both solar funds with the objective of having Solar Fund II buy the investment interest of Solar Fund I for the put price of $0.2 million.  As a result, we do not anticipate making payments pursuant to the Solar Fund I put option agreement.

The Company may have exposure in subsequent years for a similar put option agreement with the majority outside investor of Solar Fund II.  At this time, the Company estimates that the value of the investment subject to the put exceeds the estimated exercise price.  As a result, the Company has not recorded a liability at this time.

On April 30, 2008, SA Fund entered into an agreement with the OPIC an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011.  The debt is an obligation of the SA Fund and there is no recourse to the Company.

Company Capital

Common Shares

Prior to 2007, we from time to time issued common shares in public offerings or private sales, including under a dividend reinvestment plan.  When we failed to file our financial statements with the SEC on time in 2006, we became ineligible to use the SEC’s short form registration procedures, and then we subsequently failed to meet the SEC’s requirements for registration statements relating to public offerings of securities.  We will not meet the SEC’s registration statement requirements until we have filed financial statements for three consecutive quarters on a timely basis following the filing of our 2010 Form 10-K, which we filed on March 31, 2011.  With this filing on November 14, 2011, we now believe we meet the SEC registration statement requirements.

Distribution Policy

Given the Company’s liquidity and capital issues, the Board has not declared a dividend since January 2008.  In the future, our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors it deems appropriate.

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

The perpetual preferred shares are subject to periodic remarketing.  On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject to a cap.  The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.  If the remarketing agent is unable to remarket these shares successfully, distributions could increase and this increase could be significant and adversely impact the Company’s financial condition and results of operations.  The weighted average distribution rate on the perpetual preferred shares outstanding of $155.0 million at September 30, 2011 was 5.7%.

Critical Accounting Policies and New Accounting Standards

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

We believe the following accounting policies are significant to the Company, involve a higher degree of judgment and complexity, and represent the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Valuation of Bonds

Bonds available-for-sale includes mortgage revenue bonds and other municipal bonds.  We account for investments in bonds as available-for-sale debt securities under the provisions of Accounting Standards Codification (“ASC”) ASC No. 320, “Investments – Debt and Equity Securities.”  Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income.  We estimate the fair value of our bonds using quoted prices, where available; however, most of our bonds do not have observable market quotes.  For these bonds, we estimate the fair value of the bonds by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates.  The discount rate takes into consideration current market yields for similar instruments, specific bond credit characteristics and other bond attributes, like the location of the property securing the bond and the bond size.  The weighted average discount rate for the performing bond portfolio was 6.68% and 7.13% at September 30, 2011 and December 31, 2010, respectively.  For non-performing bonds, given that we have the right to foreclose on the underlying properties serving as collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs.  There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance.  In addition, the discount rates applied to these cash flow forecasts involve significant judgments as to current credit spreads and investor return expectations.  We had $51.6 million of cumulative impairment, net of unrealized gains, reflected in our bond portfolio at September 30, 2011.  Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

The table below summarizes our consolidated financial performance for the three and nine months ended September 30, 2011 and 2010:

Table 1	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Total interest income	$22,360	$22,740	$64,293	$69,190
Total fee and other income	2,371	2,297	7,218	8,519
Total revenue from consolidated funds and ventures	1,047	909	2,366	2,350
Total revenue	25,778	25,946	73,877	80,059
Expenses:
Interest expense	13,846	15,918	43,173	50,601
Operating expenses	6,763	10,683	22,944	33,192
Impairment on bonds and provision for loan losses	4,452	2,968	9,809	15,912
Total expenses from consolidated funds and ventures	8,682	2,124	20,214	6,222
Total expenses	33,743	31,693	96,140	105,927
Net (losses) gains on asset sales, derivatives and extinguishment of liabilities	(4,056)	(1,090)	(5,794)	1,246
Net gains (losses) related to consolidated funds and ventures	2,308	(68)	5,718	(3,068)
Equity in losses from unconsolidated ventures	(33)	(14)	(143)	(218)
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(9,383)	(11,789)	(26,010)	(37,770)
Loss from continuing operations before income taxes	(19,129)	(18,708)	(48,492)	(65,678)
Income tax benefit (expense)	32	793	(115)	788
Income (loss) from discontinued operations, net of tax	616	565	1,008	(4,761)
Net loss	(18,481)	(17,350)	(47,599)	(69,651)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,304)	(2,466)	(7,116)	(7,398)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	16,178	16,105	42,581	46,747
Related to discontinued operations	−	(78)	−	(103)
Net loss to common shareholders	$(4,607)	$(3,789)	$(12,134)	$(30,405)

Interest Income

The following table summarizes our interest income for the three and nine months ended September 30, 2011 and 2010:

Table 2	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest on bonds	$21,919	$21,182	$62,335	$63,798
Interest on loans	367	1,527	1,827	5,298
Interest on short-term investments	74	31	131	94
Total interest income	$22,360	$22,740	$64,293	$69,190

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio as well as the collection rate on the bond portfolio.  We are actively selling and/or working out of our loan portfolio and other residual assets left from our taxable lending business and do not expect these to be a significant source of future revenue.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Total interest income decreased by 1.7%, or $0.4 million, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Interest on loans decreased $1.2 million, mainly due to a decline in the average interest rate of 237 basis points ("bps") to 1.9% as a result of higher coupon loans paying off between October 1, 2010 and September 30, 2011.  In addition, the weighted average loan portfolio declined by $65.6 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Interest on bonds increased $0.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, mainly as a result of the recognition of $2.2 million of interest income on two bonds that were on non-accrual in the third quarter 2010 and became performing in the third quarter 2011.  This increase was partially offset by a reduction in interest income due to a decline in the outstanding principal balance of the bond portfolio.  The weighted average bond unpaid principal balance declined by $107.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to sale and redemption activity, as well as principal amortization.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Total interest income decreased by 7.1%, or $4.9 million, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Interest on loans decreased $3.5 million, mainly due to a decline in the weighted average loan portfolio of $74.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the sale and payoff activity.  In addition, the average interest rate declined 160 bps to 2.7% mainly due to higher coupon performing loans paying off between October 1, 2010 and September 30, 2011.

Interest on bonds decreased $1.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly as a result of declines in the outstanding principal balance of the bond portfolio.  The weighted average bond unpaid principal balance declined by $122.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to sale and redemption activity, as well as principal amortization.  This decline was partially offset by an increase in interest income due to the recognition of $2.2 million of interest income on two bonds that were on non-accrual in the third quarter 2010 and became performing in the third quarter 2011, as well as an increase in the effective interest rate as a result of interest collection on our non-accrual bond portfolio, which increased $1.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Fee and Other Income

The following table summarizes our fee and other income for the three and nine months ended September 30, 2011 and 2010:

Table 3	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Income on preferred stock	$1,557	$1,615	$4,671	$4,908
Syndication fees	274	209	308	1,071
Asset management and advisory fees	225	219	789	904
Other income	315	254	1,450	1,636
Total fee and other income	$2,371	$2,297	$7,218	$8,519

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Fee and other income increased by 3.2%, or $0.1 million, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due mainly to increase in syndication fees and other income, partially offset by a decline in income on preferred stock.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Fee and other income decreased by 15.3%, or $1.3 million, for the nine months ended September 30, 2011 as compared to nine months ended September 30, 2010 due mainly to declines in syndication fees and income on preferred stock.

Syndication fees, which are recognized as income based on LIHTC Fund contributions to the properties they invest in ("Lower Tier Property Partnerships"), decreased $0.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly due to declines in capital contributed by the LIHTC Funds to Lower Tier Property Partnerships from $17.8 million in the first nine months of 2010 to $4.2 million in the first nine months of 2011.

Income on preferred stock decreased by $0.2 million mainly due to a decline in the average outstanding preferred stock principal balance of $3.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  This reduction in preferred stock was primarily due to the cancellation of Series C Preferred units to settle realized losses under the loss sharing arrangement we entered into with the purchaser of the Agency Lending business, as well as the redemption of Series C Preferred units as a result of the release of certain of our letters of credit.  See Note 4, "Investments in Preferred Stock" to the Consolidated Financial Statements.

Other income decreased $0.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  This decline was mainly due to interest of $0.8 million on a tax refund received in the first quarter 2010 that was not repeated, partially offset by a $0.5 million recovery of previously reserved asset management fees related to our Tax Credit Equity business during the nine months ended September 30, 2011 as well as $0.2 million of proceeds received during the first nine months of 2011 related to corporate matters.

Interest Expense

The following table summarizes our interest expense for the three and nine months ended September 30, 2011 and 2010:

Table 4	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest expense	$13,846	$15,918	$43,173	$50,601

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Interest expense decreased 13.0% or $2.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The reduction of our bond related debt was responsible for $1.2 million of this decrease.  Bond related debt expense declined due to a $72.0 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts coupled with a 12 bps reduction in the average interest rate on the variable rate portion of this debt.  Bond related debt expense also declined due to a $35.9 million reduction in the weighted average balance of our mandatorily redeemable preferred shares.  Non-bond debt expense declined $0.9 million for the third quarter 2011 as compared to third quarter 2010.  This decrease was primarily driven by a $31.8 million note that paid off during first quarter 2011, partially offset by an increase in the interest rates on certain non-bond debt in the third quarter 2010 as a result of a forbearance agreement to extend debt maturities.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Interest expense decreased 14.7% or $7.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The reduction of our bond related debt was responsible for $5.6 million of this decrease.  Bond related debt expense declined $2.2 million due to a $17.8 million note with a 22.0% fixed interest rate that paid off during second quarter 2010.  Bond related debt expense also declined due to a $69.8 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts coupled with a six bps reduction in the average interest rate on the variable rate portion of this debt.  Non-bond debt expense declined $1.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  This decrease was primarily driven by a $31.8 million note that paid off during first quarter 2011, which was partially offset by an increase in the interest rates on certain non-bond debt in the third quarter 2010 as a result of a forbearance agreement to extend debt maturities.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2011 and 2010:

Table 5	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Salaries and benefits	$2,785	$2,690	$8,712	$9,172
General and administrative	1,368	1,427	4,296	5,876
Professional fees	1,961	3,726	7,004	11,088
Other expenses	649	2,840	2,932	7,056
Total operating expenses	$6,763	$10,683	$22,944	$33,192

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Total operating expenses decreased by 36.7%, or $3.9 million, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, mainly due to declines in other expenses and professional fees.

Other expenses include depreciation and amortization, losses on guarantees, asset management costs, asset workout expenses, and costs related to our ownership of real estate, as well as other miscellaneous expenses.  Other expenses decreased $2.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, mainly due to a $2.0 million decline in guarantee related expenses.  In the third quarter 2010 we recognized losses of $1.9 million related to loan guarantees issued to a third party.  These losses were primarily the result of a decline in the collateral values of two subordinated loans.

Professional fees decreased $1.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, mainly due to a $1.8 million reduction in auditing fees and the cost of accounting-related consultants.  These reductions are the result of less accounting and audit work in 2011 as compared to 2010, when we were still preparing and having audited our 2007 through 2009 financial statements.

Salaries and benefits, excluding employees of International Housing Solutions S.a.r.l (IHS), an international affordable housing partnership that we consolidate due to our status as majority owner, decreased $0.4 million to $1.7 million for the three months ended September 30, 2011 as compared to 2010 mainly due to a decline in average employee headcount from 47 for the third quarter 2010 to 34 for the third quarter 2011.  These declines were partially offset by an increase in salaries and benefits relating to IHS employees of $0.5 million to $1.1 million for the third quarter 2011 as compared to the third quarter 2010.  These increases were primarily driven by an increase in average IHS employee headcount from 21 for the three months ended September 30, 2010 to 25 for the three months ended September 30, 2011.  This increase is attributable to the increase in investment activity related to the South Africa Workforce Housing Fund SA I, which is the primary fund that IHS manages.  See Note 17, "Consolidated Funds and Ventures" to the Consolidated Financial Statements.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Total operating expenses decreased by 30.9%, or $10.2 million, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly due to declines in other expenses and professional fees.

Professional fees decreased $4.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly due to a $4.6 million reduction in auditing fees and accounting related consultants as discussed above.  The reduction in professional fees was partially offset by a $0.6 million increase in legal expenses.

Other expenses decreased $4.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly due to a decline in guarantee related expenses and workout costs.  Guarantee expenses declined $3.1 million in the first nine months of 2011 as compared to the first nine months of 2010.  More specifically, we recognized $2.6 million in guarantee losses related to loan guarantees issued to a third party for the nine months ended September 30, 2010.  We also recognized $1.0 million in guarantee losses related to specific loans for which we provided a guarantee to the purchaser of our Agency Lending business during the first nine months of 2010, as compared to guarantee losses associated with this guarantee of $0.1 million for the first nine months of 2011.  Workout expenses declined approximately $1.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly due to $1.2 million in closing costs that we paid on behalf of a borrower related to the refinancing of a bond in 2010 that was not repeated in 2011.

General and administrative costs decreased $1.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, mainly due to $0.8 million of fees recognized in the first quarter 2010 related to the restructuring of our subordinated debentures, which was not repeated in the first nine months of 2011.  The remaining $0.8 million decline in general and administrative costs was largely due to reductions in information technology, insurance and taxes as we continue to downsize our business.

Salaries and benefits, excluding employees of International Housing Solutions S.a.r.l (IHS), an international affordable housing partnership that we consolidate due to our status as majority owner, decreased $1.8 million to $5.4 million for the nine months ended September 30, 2011 as compared to 2010 mainly due to a decline in average employee headcount from 51 for the first nine months of 2010 to 36 for the first nine months of 2011.  These declines were partially offset by an increase in salaries and benefits relating to IHS employees of $1.4 million to $3.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  These increases were primarily driven by an increase in average IHS employee headcount from 21 for the first nine months 2010 to 24 for the first nine months 2011.  This increase is attributable to the increase in investment activity related to the South Africa Workforce Housing Fund SA I, which is the primary fund being managed by IHS.  See Note 17, "Consolidated Funds and Ventures" to the Consolidated Financial Statements.

Impairment on Bonds and Provision for Loan Losses

The following table summarizes our bond impairment and our provision for loan losses for the three and nine months ended September 30, 2011 and 2010:

Table 6	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Impairment on bonds	$4,452	$2,545	$8,951	$11,472
Provision for loan losses	−	423	858	4,440
Total impairment on bonds and provision for loan losses	$4,452	$2,968	$9,809	$15,912

At December 31, 2007, and continuing through the nine months ended September 30, 2011, we recorded all unrealized losses on bonds (where the estimated fair value is less than the bonds’ unamortized cost basis) associated with the bond portfolio as other-than-temporary impairments due to management’s belief that the current uncertainty in the marketplace, coupled with the Company’s liquidity concerns, make it more likely than not that we will be unable to hold bonds for the term required to recover the bonds’ unamortized cost basis.  Also beginning in 2007, the provision for loan losses includes estimated losses for individual loans classified as held for investment and deemed to be impaired and does not include estimated losses on non-specified loans.  We can evaluate each loan on an individual basis because of the smaller size of our loan portfolio.  As a result, a reserve at a portfolio level is not needed.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

During the three months ended September 30, 2011, we recognized total net unrealized gains of approximately $19.3 million on our bond portfolio mainly due to a 21 bps decline in market yield on our performing bonds in our portfolio at September 30, 2011.  During the three months ended September 30, 2010, we recognized total net unrealized gains of approximately $10.6 million due to an eight bps decline in market yield on our performing bonds in our portfolio at September 30, 2010.  Even though the overall portfolio gained in value during both periods presented due to lower market yield rates (which increase the value of our bonds), there were impairments on both performing and non-performing bonds due to bond specific credit concerns.

Total bond impairments increased by $1.9 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The increase in bond impairments was driven by a $4.4 million increase in impairments on the performing bond portfolio due to bond specific credit concerns, partially offset by a $2.1 million decline in impairments on subordinate bonds with debt service payable based on available cash flows only after payment is made on the senior obligations and a $0.4 million decline in impairments on the non-performing bond portfolio.  These declines were primarily driven by improved capitalization rates and improved discount rates in the third quarter 2011 as compared to the third quarter 2010.

The provision for loan losses declined $0.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  In the third quarter 2010 we recorded an additional $0.4 million provision on a permanent loan with an unpaid principal balance of $5.7 million and a carrying value of $2.0 million.  At September 30, 2011 the held for investment loan portfolio consisted of six loans, with a collective carrying value of 22.8% of unpaid principal balance.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

During the first nine months of 2011, we recognized total net unrealized gains of approximately $39.5 million on our bond portfolio, mainly due to a 42 bps decline in market yields on our performing bonds at September 30, 2011.  During the first nine months of 2010, we recognized total net unrealized gains of approximately $22.4 million due to a 14 bps decline in market yields on performing bonds in our portfolio at September 30, 2010.  Even though the overall portfolio gained in value during both periods presented due to lower market yields, there were impairments on both performing and non-performing bonds due to bond specific credit concerns.

The provision for loan losses decreased by $3.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which was largely due to a $4.1 million provision recorded on a defaulted loan with an unpaid principal balance of $11.5 million during the first and second quarters of 2010.  For the nine months ended September 30, 2011, the majority of our provision was the result of a $0.6 million provision on two bridge loans with an unpaid principal balance of $7.4 million.  At September 30, 2011 the held for investment loan portfolio consisted of six loans, with a collective carry value of 22.8% of unpaid principal balance.

Total bond impairments declined $2.5 million for the nine months ended September 30, 2011 as compared to the first nine months of 2010, primarily as a result of a $2.1 million decline in impairments on subordinate bonds with debt service payable based on available cash flows only after payment is made on the senior obligations, and a $1.5 million decline in impairments on the non-performing bond portfolio.  These declines were primarily driven by improved capitalization rates and improved discount rates for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  These declines in impairment were partially offset by increased impairments on our performing bond portfolio of $1.1 million for the nine months ended September 30, 2011 as compared to 2010 as a result of fluctuations in individual property performances.

Net (Losses) Gains on Asset Sales, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net (losses) gains on asset sales, derivatives and early extinguishment of liabilities for the three and nine months ended September 30, 2011 and 2010:

Table 7	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net gains on sale of bonds	$617	$2,302	$1,946	$2,784
Net (losses) gains on loans	17	197	(625)	2,136
Net losses on derivatives	(4,748)	(3,589)	(7,642)	(10,540)
Net losses on sale of real estate	(123)	−	(123)	−
Net gains on early extinguishment of liabilities	181	−	650	6,866
Total net (losses) gains on bond sales, loans, derivatives and extinguishment of liabilities	$(4,056)	$(1,090)	$(5,794)	$1,246

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Total net (losses) gains on bond sales, loans, derivatives, sale of real estate and early extinguishment of debt decreased by 272.1%, or $3.0 million, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

For the three months ended September 30, 2011, we recognized losses on derivatives of $4.7 million as compared to losses of $3.6 million for the three months ended September 30, 2010.  Net gains and losses on derivatives include adjustments for unrealized gains and losses on derivatives positions in order to reflect our derivatives at fair value at each period end.  Also, these amounts include net cash paid on interest rate swaps and total return swaps, as well as gains or losses at sale or termination.  Net losses recorded on our derivatives for the two periods are primarily the result of a falling interest rate environment.  The majority of our interest rate swaps are pay-fixed swaps and therefore a falling rate environment results in mark-to-market losses.  The change from the third quarter 2010 to the third quarter 2011 was mainly due to the mark-to-market adjustments on our interest rate swaps whereby we recognized $3.3 million of unrealized losses for the three months ended September 30, 2011 as rates decreased as compared to unrealized losses of $1.9 million for the three months ended September 30, 2010 as rates decreased less significantly during that period.

Net gains on sale of bonds decreased by $1.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  In the third quarter 2011, we recorded gains of $0.6 million on the sales of two bonds with an unpaid principal balance of $18.6 million, whereas in the third quarter 2010 we recorded gains of $2.3 million on the sales of four bonds with an unpaid principal balance of $37.5 million.

Net gains and losses on loans include fair value adjustments for loans classified as held for sale.  We record these loans at the lower of cost or market ("LOCOM") at the end of each reporting period.  Also included are gains or losses recognized at time of loan sale for the difference between proceeds and the carrying amount.  Net gains on loans declined by $0.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  In the third quarter 2011 we recorded LOCOM adjustments in the amount of $0.1 million, offset by a $0.1 million recovery on a loan previously written down to zero.  In the third quarter 2010, we recorded LOCOM adjustments in the amount of $0.4 million, offset by $0.6 million in recoveries.

Net gains on early extinguishment of liabilities increased by $0.2 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as the result of a $0.2 million gain on the repurchase of mandatorily redeemable preferred shares in the third quarter 2011.  During the third quarter 2010, there were no mandatorily redeemable preferred share repurchases.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Total net (losses) gains on bond sales, loans, derivatives, sale of real estate and early extinguishment of debt decreased by 565.0%, or $7.0 million, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, we recognized losses on derivatives of $7.6 million as compared to losses of $10.5 million for the nine months ended September 30, 2010.  The change was mainly due to the mark-to-market adjustments on our interest rate swap derivatives whereby we recognized $3.4 million of unrealized losses for the nine months ended September 30, 2011 due to declining rates as compared to unrealized losses of $5.2 million for the nine months ended September 30, 2010 as rates declined more significantly during that period.

Net gains on early extinguishment of liabilities declined by $6.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded gains of $0.9 million on repurchases of mandatorily redeemable preferred shares, partially offset by losses of $0.2 million associated with the early termination of seven securitization trusts.  For the nine months ended September 30, 2010, the majority of the gains recognized were related to the settlement of a disputed vendor billing matter as well as gains related to the repurchase of subordinated debentures.

Net gains on sale of bonds decreased by $0.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The gains recorded in the first nine months of 2011 were primarily the result of gains on the sales of 11 bonds with an unpaid principal balance of $71.7 million, much of this representing a reversal of previously recorded impairments.  In the first nine months of 2010 we recognized $2.8 million in gains on the sales of seven bonds with an unpaid principal balance of $82.1 million.

For the nine months ended September 30, 2011, losses on loans were $0.6 million as compared to gains of $2.1 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded LOCOM adjustments of $0.8 million, partially offset by $0.2 million in recoveries.  The net gains of $2.1 million for the nine months ended September 30, 2010 were primarily related to a $3.0 million reversal of a prior period LOCOM adjustment, partially offset by a $1.1 million loss related to a $19.9 million construction loan sold at a discount.

Income Tax Benefit (Expense)

The table below summarizes the consolidated income tax (expense) benefit for the three months and nine months ended September 30, 2011 and 2010:

Table 8	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Income tax benefit (expense)	$32	$793	$(115)	$788

We are a publicly traded partnership (“PTP”) for tax purposes, and as such, we are a pass-through entity in which our entire income and loss is allocated to our common shareholders.  Since the income earned by the PTP is reported directly to shareholders and taxed only at the shareholder level, we do not have a tax expense related to the PTP income.  We operate certain consolidated business activities though C corporation (“C Corp”) subsidiaries, which are subject to federal and state income taxes.  The income tax expense shown here relates to our C Corp subsidiaries.

As of September 30, 2011, we continue to reflect a full valuation allowance against our net deferred tax assets and did not recognize any deferred tax expense during the quarter.  In the third quarter 2010 the company recorded a non-recurring benefit of $0.8 million due to the expiration of the statute of limitations for an item previously recorded as an expense and included in the state tax reserve.  During the six months ended June 30, 2011 the State of Florida’s tax audit of our C Corp subsidiaries covering the tax years December 31, 2004 through December 31, 2008 concluded, which resulted in a $0.1 million reduction in our tax refund from Florida.  The anticipated reduction in the receivable is reflected as an increase in our uncertain tax position liability and as an expense in the quarter ended March 31, 2011 and six months ended June 30, 2011.

Net Income (Loss) Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our income (loss) related to funds and ventures that are consolidated for the three and nine months ended September 30, 2011 and 2010:

Table 9	For the three months ended September 30,		For the nine months ended 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Solar fund revenue	$287	$363	$704	$894
Rental and other income from real estate	306	318	989	954
Interest and other income	454	228	673	502
Total revenue	1,047	909	2,366	2,350

Expenses:
Depreciation and amortization	1,020	1,033	3,063	3,165
Interest expense	180	171	526	475
Other operating expenses	2,283	920	3,426	2,582
Investments and loan impairments	5,199	−	13,199	−
Total expenses	8,682	2,124	20,214	6,222

Net gains (losses related to consolidated funds and ventures:
Unrealized gains (losses) on investments	868	(68)	4,278	(3,068)
Derivative gains	1,440	−	1,440	−
Equity in losses from Lower Tier Property Partnerships of consolidated fund and ventures	(9,383)	(11,789)	(26,010)	(37,770)
Net loss	(14,710)	(13,072)	(38,140)	(44,710)
Net losses allocable to noncontrolling interests from consolidated funds and ventures (from continuing operations)	16,178	16,105	42,581	46,747
Net income allocable to the common shareholders	$1,468	$3,033	$4,441	$2,037

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and, therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, the Company has other contractual arrangements with these entities that need to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships is eliminated in consolidation.  Asset management fees, guarantee fees, and interest income on loans and bonds represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of income between the noncontrolling interest holder and the Company.  The details of the net income or loss allocable to the common shareholders are as follows:

Table 10	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Asset management fees	$3,111	$3,294	$6,488	$7,445
Guarantee fees	342	351	1,013	984
Interest income	220	220	660	660
Equity in losses from Lower Tier Property Partnerships	(805)	(790)	(2,615)	(2,010)
Other income (expense)	(1,400)	(42)	(1,105)	(5,042)
Net income allocable to the common shareholders	$1,468	$3,033	$4,441	$2,037

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

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Net income allocable to the common shareholders declined $1.6 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  This decline was mainly due to a $1.3 million expense allocation in the third quarter 2011 associated with our forgiveness of delinquent bond interest from a consolidated property.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income allocable to the common shareholders increased $2.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  In the first quarter 2010, we deconsolidated a GP Take Back due to new consolidation guidance effective January 1, 2010, which, upon implementation, resulted in us no longer being the primary beneficiary.  Upon deconsolidation of the property, we reinstated our bond investment associated with this property at its current fair value, resulting in an impairment charge of $4.0 million (which is reported through "other" in the table above).  This is due to the impairment accounting for property (long lived assets) being different than the fair value accounting for bonds.  This increase was partially offset by a $0.9 million decline in asset management fees for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Net income (Loss) to Common Shareholders from Discontinued Operations

The table below summarizes our net income or loss from discontinued operations for the three and nine months ended September 30, 2011 and 2010:

Table 11	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Income loss from discontinued operations	$616	$565	$1,008	$614
Net loss from disposal of business	−	−	−	(5,375)
Total net income (loss) from discontinued operations	616	565	1,008	(4,761)
Discontinued net income allocable to noncontrolling interests	−	(78)	−	(103)
Net income (loss) to common shareholders from discontinued operations	$616	$487	$1,008	$(4,864)

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, net income to common shareholders from discontinued operations was $1.0 million as compared to losses of $4.9 million for the nine months ended September 30, 2010.  The primary factor contributing to net income in the first nine months of 2011 is $1.0 million in operating income generated by real estate held for sale.  In the first nine months of 2010, the primary factor contributing to our net loss was the recognition of a loss on sale of $5.3 million associated with our renewable ventures business.

Bond Portfolio Summary

The Company’s primary business is its investments in tax-exempt bonds, which are issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts.  The multifamily housing bonds comprise 87.4% of the Company’s unpaid bond principal balance as of September 30, 2011 and are secured by mortgages on the underlying projects, while the community development district bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying projects.  The interest income on our bonds is generally exempt from federal income taxes as 99% of the Company’s unpaid bond principal balance is tax-exempt.  However, a significant portion of the tax exempt income from the bonds is subject to inclusion in a shareholder’s alternative minimum tax calculation for federal income tax purposes.  The table below provides key metrics related to our total bond portfolio including information related to bonds on non-accrual status.  A bond is placed on non-accrual when collection of contractual principal or interest is not expected or when principal or interest is past due 90 days or more.  As of September 30, 2011, all of the underlying properties supporting the Company’s multifamily housing bonds have completed construction with no future funding  required from the Company, and approximately 90.4% of the multifamily housing bond portfolio is considered stabilized (i.e., properties have completed lease up and have sufficient operating information to calculate a rolling 12-month debt service coverage ratio).

(dollars in thousands)	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		December 31, 2009
Total Bond Portfolio:
Total number of bonds	155		158		163		166		177
Unpaid principal balance	$1,252,802		$1,283,973		$1,317,995		$1,345,489		$1,485,514
Fair value	1,179,429		1,190,627		1,199,912		1,231,036		1,348,133
Weighted average pay rate, for the twelve months ended (1)	5.96%		5.85%		5.84%		5.89%		6.16%
Weighted average coupon, for the twelve months ended (2)	6.46%		6.47%		6.49%		6.49%		6.46%
Performing bonds weighted average market yield (3)	6.68%		6.82%		7.03%		7.13%		7.26%

Bonds on Non-accrual:
Total number of bonds	17		20		20		15		16
Unpaid principal balance	$135,150		$162,772		$165,806		$135,892		$125,686
Percentage of the total portfolio (UPB)	10.8%		12.7%		12.6%		10.1%		8.5%
Fair value	$85,238		$103,867		$104,198		$83,623		$78,200
Percentage of total portfolio (FV)	7.2%		8.7%		8.7%		6.8%		5.8%
Weighted average pay rate, for the twelve months ended (1)	2.89%		2.97%		2.73%		2.41%		1.91%
Weighted average coupon, for the twelve months ended (2)	6.68%		6.74%		6.66%		6.75%		6.98%

Multifamily Housing Bonds:
Total number of bonds	140		141		147		149		157
Unpaid principal balance	$1,095,031		$1,111,347		$1,154,838		$1,173,990		$1,286,199
Fair value	1,047,858		1,047,460		1,069,132		1,090,337		1,182,952
Debt service coverage ratio, for the twelve months ended (4)	1.09	x	1.08	x	1.08	x	1.09	x	1.11	x
Debt service coverage ratio without those on non-accrual, for the twelve months ended (4)	1.15	x	1.15	x	1.14	x	1.13	x	1.14	x

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

(4)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end.

Determination of Fair Value

The Company carries its bonds on a fair value basis at the end of each reporting period.  Substantially all of the Company’s bond investments are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid.  This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place.  The Company values its performing bonds (i.e., bonds that are current in their payment of principal and interest) by discounting contractual principal and interest payments, adjusted for expected prepayments.  The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation.  The weighted average discount rate on the performing bond portfolio was 6.68% and 7.13% at September 30, 2011 and December 31, 2010, respectively.

For bonds that are past due in either principal or interest, as well as selected bonds that are deemed at risk of becoming past due, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value.  If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.  The discount rate averaged 9.3 % and 9.9% at September 30, 2011 and December 31, 2010, respectively.  The capitalization rate averaged 8.1 % and 8.5% at September 30, 2011 and December 31, 2010, respectively.

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

In terms of overall performance, the Company saw deterioration in the apartment market beginning in 2008 and 2009 as a result of the weak economy and high national unemployment.  These factors negatively impacted the performance of the bond portfolio, particularly as evidenced by the decline in the portfolio’s debt service coverage and growth in the number of bonds on non-accrual.  The Company also saw during this period, a decline in the property level support historically provided by property developers and the tax credit equity syndicators.

However, beginning in early 2010 and continuing through 2011, there has been a general improvement in the apartment market as a result of the improved U.S. economy and the decrease in homeownership across the United States as prospective homeowners cannot access mortgage credit or renting has become a more preferable and viable option for many former homeowners.  Although the Company is not seeing in its affordable housing portfolio as strong an improvement as is being reported in the market rate sector, we do believe our portfolio’s performance bottomed out in 2010 and is improving modestly and steadily as evidenced by improving trends since then in occupancy rates and debt service coverage ratios among those bonds that are in our portfolio as of September 30, 2011.  However, even in the context of improving apartment market conditions and improving bond portfolio performance, we could see an increase in the number of bonds on nonaccrual if property developers or tax credit syndicators are unable or unwilling to fund operating deficits.  At June 30, 2011, we have 25 bonds with an unpaid balance of $167.7 million that are operating with debt service coverage less than 0.9x.  At September 30, 2011, we have 24 bonds with an unpaid principal balance of $154.1 million that are operating with debt service coverage less than 0.9x.  Through September 30, 2011, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators.  If these bonds go onto nonaccrual because the property developers or tax syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows.

Geographic Concentration

The Company also tracks the geographic distribution of its bond portfolio and at September 30, 2011, approximately 92.9% of the portfolio’s unpaid principal balance was dispersed amongst 53 Metropolitan Statistical Areas (“MSA”), none of which had more than 8.9% of the total portfolio.  Approximately 7.1% of the portfolio’s unpaid principal balance is not within an MSA.  Approximately 36.6% of the portfolio’s unpaid principal balance is concentrated in six MSA’s ranging from 4.3% to 8.9 % of the total portfolio.  These six MSA’s are Atlanta, Austin, Dallas, Houston, Los Angeles and San Antonio.  The highest concentration of 8.9% is in the Atlanta MSA.  This concentration is significant because Atlanta’s apartment market is particularly weak, the overall performance of our portfolio there continues to decline and the bonds on non-accrual in the Atlanta MSA make up a disproportionate share, at 23.8%, of the total bonds on non-accrual.

 Subordinate Bonds

Of the 140 multifamily housing bonds in the Company’s portfolio at September 30, 2011, 11 bonds are secured by a subordinate rather than a first mortgage.  The debt service on these bonds is paid only after payment is made on senior obligations that have priority to the cash flow of the underlying collateral.  The Company’s subordinate bonds had a fair value of $53.0 million and an unpaid principal balance of $60.4 million at September 30, 2011.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of such date the Company’s disclosure controls and procedures were not effective due to the continued material weaknesses in the Company’s internal control over financial reporting, as noted below.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  As reported in Part II, Item 9A, “Controls and Procedures” in the Company’s 2010 Form 10-K, we did not complete our assessment of internal control over financial reporting at December 31, 2010.  However, in the 2010 Form 10-K we identified a number of material weaknesses in our internal control over financial reporting and, on the basis of such material weaknesses, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.  The material weaknesses identified in the 2010 Form 10-K continue to exist, as we have not completed our remediation efforts related to these weaknesses, and, for this reason, there has been no change in our assessment of our internal control over financial reporting as of September 30, 2011.  However, during the quarter ended September 30, 2011, we performed additional procedures and reviews that management believes were sufficient to provide reasonable assurance that our consolidated financial statements for the quarterly period ended September 30, 2011 are presented in accordance with GAAP.  These procedures included, among other things, evaluating and documenting all applicable accounting policies related to our businesses, evaluating the application of such accounting policies, performing analytical reviews and substantiating journal entries to source documents.

We have been working to remediate known material weaknesses throughout 2011.  In connection with these efforts, we have documented or will be documenting over 20 key processes and identifying key controls within each process.

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

The Company had debt agreements totaling $54.6 million at September 30, 2011 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2012.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated: November 14, 2011	By:	/s/ Michael L. Falcone
Name: Michael L. Falcone
Title: Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone	November 14, 2011
Name: Michael L. Falcone
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

By:	/s/ Lisa Roberts	November 14, 2011
Name: Lisa Roberts
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