Form 10-K
period 2011-12-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2012-03-29
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-11981

MUNICIPAL MORTGAGE & EQUITY, LLC

(Exact name of registrant as specified in its charter)

Delaware	52-1449733
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

621 East Pratt Street, Suite 600
Baltimore, Maryland	21202-3140
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (443) 263-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	None

Securities registered pursuant to Section 12(g) of the Act: Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our common shares held by non-affiliates was $5,236,235 based on the last sale price as reported in the over the counter market on June 30, 2011.

Number of shares of Common Shares outstanding as of March 23, 2012: 40,744,444.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on June 11, 2012 are incorporated by reference in Part III of this Form 10-K

Municipal Mortgage & Equity, LLC

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

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

Overview

Beginning with the capital crisis that started in late 2007, our business has changed dramatically because of market conditions in general and liquidity issues in our business in particular. As a result of these conditions, we sold various operating businesses at significant losses and dramatically cut our operating expenses in order to reduce our need for capital and to create liquidity.  Today, our primary business is the management of our bond portfolio which consists primarily of investments in tax exempt bonds secured by affordable housing.

The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, and concessions from, our senior and subordinate debt holders such that none of our lenders are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements for at least the next 15 months, we do not have adequate liquidity to pay our subordinate debt obligations in full when various concessions expire, including those where the reduced rate will reset to a higher rate in April and May of 2012. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them. Also, our ability to pay our senior debt obligations beyond 15 months from now is highly dependent on future negotiations with certain of our creditors as well as future cash flow generated by our business.

The net interest income generated by our bond portfolio is dependent on the performance of the real estate assets which serve as collateral for these bonds. The bond portfolio is owned by various subsidiaries of the Company, and the net interest income generated from the bond portfolio is used primarily to fund our operating expenses and make payments on our senior debt and on our other debt obligations. There are contractual restrictions in place which limit the ability of our subsidiaries to distribute cash flow and other assets to us. Furthermore, the common stock of our most significant subsidiary is pledged to a senior creditor as collateral.

Our bond portfolio is leveraged, and the cash generated by the portfolio is subject to interest rate and debt roll-over risk. See “Notes to Consolidated Financial Statements - Note 8, Debt” for more information. If short-term rates rise, we will have lower cash distributions from the subsidiaries that own the bond portfolio. A significant increase in short-term rates could immediately impair our ability to pay even the senior debt of the Company. In addition to the leverage on our bond portfolio, our non-bond assets are also substantially leveraged.   As a result of these encumbrances, our ability to raise additional capital or issue new debt to generate liquidity is very limited.

Since 2008, the Company has operated under various forbearance agreements with its senior lenders. We recently extended all of our significant senior debt forbearance agreements through June of 2013. As these forbearances near expiration in June of 2013, our goal is to negotiate an agreement to amortize our remaining senior debt over a period of five years or more. Given the cash flow risks described above, there can be no assurances we will have adequate cash to make all of the payments due to our lenders or that we can successfully negotiate future concessions. Our senior creditors are under no obligation to accept any payment plans we may offer and our forbearance agreements could lapse if we do not perform.  The success of our business going forward is largely dependent on our ability to continue to obtain forbearance agreements and other creditor concessions and generate sufficient net interest income from our bond portfolio. More specifically, there is uncertainty as to whether management will be able to restructure or settle our non-bond related debt to both senior and subordinate creditors in a manner sufficient to allow our cash flow to support our debt obligations.

Although the Company recently repurchased a portion of its subordinate debt held by one of its creditors at a significant discount and extended the period during which interest is payable on that creditor’s remaining subordinate debt at the existing rate of 0.75%, we have another $108.3 million of subordinate debt with a pay rate of 0.75% that will reset to approximately 7.9% in April and May of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. See “Notes to Consolidated Financial Statements – Note 8, Debt” for more information.

The difficulty in managing all of the issues described above raises substantial doubt about the Company’s ability to continue as a going concern.

Description of the Business

We were organized in 1996 as a Delaware limited liability company and are classified as a partnership for federal income tax purposes. We have essentially the same limited liability, governance and management structures as a corporation, but we are regarded as a pass-through entity for federal income tax purposes. Thus, our shareholders include their distributive shares of our income, deductions and credits on their individual tax returns. Many of our subsidiaries also are pass-through entities, and the taxable income, deductions and credits of those subsidiaries are passed through to our shareholders for inclusion on their tax returns. However, other of our subsidiaries are corporations that pay taxes on their own taxable income. The income, deductions and credits of those subsidiaries are not passed through to our shareholders for inclusion on their tax returns, but any taxable dividends or other taxable distributions we receive from those subsidiaries are passed through. Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099.

Our primary business is the management of our bond portfolio, which consists primarily of tax-exempt bonds issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts. Substantially all of the our operating cash flow is generated from our bond portfolio, which is owned by subsidiaries of the Company who pass through their income to the Company; however, those subsidiaries have contractual restrictions in place which may limit their ability to distribute cash and other assets to the Company. For further discussion regarding our on-going bond investing activities, see “Notes to Consolidated Financial Statements –Note 1, Description of the Business and Basis of Presentation” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We expect the management of our bond portfolio to remain our primary business even as we invest in the growth of other businesses such as International Housing Solutions S.a.r.l. (“IHS”).

We have a majority interest in IHS, a company that was formed to raise funds to invest in affordable housing in overseas markets. IHS’s primary activity to date has been to sponsor, raise capital for and manage the business of the South Africa Workforce Housing Fund SA I (“SA Fund”) as the general partner of the SA Fund. The SA Fund invests directly or indirectly in housing development projects and housing sector companies in South Africa. We expect IHS to sponsor, raise capital for and manage additional funds similar to the SA Fund in the future. See “Notes to Consolidated Financial Statements –Note 18, Consolidated Funds and Ventures” for further details.

As more fully described below we have sold, liquidated or closed down substantially all of our non-bond related businesses and have residual assets and obligations in the following former business segments:

•	Tax Credit Equity (“TCE”) - A business which created investment funds and found investors for such funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds (“LIHTC Funds”)). The net assets, personnel and related resources to conduct our TCE business were sold in 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at December 31, 2011 and 2010. The Company’s general partner ownership interests of the funds remaining at December 31, 2011 range from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the LIHTC funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. See “Notes to Consolidated Financial Statements – Note 18, Consolidated Funds and Ventures.”

•	Agency Lending - A business which originated both market rate and affordable multifamily housing loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and collectively referred to as the agencies (“Agencies”)) or through programs created by them. This division also sold permanent loans to third party investors, which were guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”). The net assets, personnel and related resources to conduct this business were sold in 2009 and we no longer originate these types of loans, although we do have certain guarantees and indemnifications related to the sale of this business. See “Notes to Consolidated Financial Statements – Note 4, Investments in Preferred Stock.”

•	Renewable Energy – A business which financed, owned and operated renewable energy and energy efficiency projects. The net assets, personnel and related resources to conduct this business were sold in 2009. However, we continue to own general partner interests in a solar fund and we continue to own two solar projects. See “Notes to Consolidated Financial Statements – Note 18, Consolidated Funds and Ventures.”

•	Affordable Debt – A business which originated and invested in loans secured by affordable housing. We no longer perform these activities; however, at December 31, 2011 we still owned loans from this business with carrying value of approximately $11.0 million, of which $2.8 million were subordinated loans. These loans are classified as either held for investment or held for sale.

Material U.S. Federal Income Tax Considerations

Treatment as a Partnership

We are a partnership for federal income tax purposes and, as such, our shareholders are treated as partners in a partnership and all of our pass-through income (or loss) is allocated directly to our shareholders. As a partnership with interests that are readily tradable on a secondary market, we are further classified as a publicly traded partnership (“PTP”) for U.S. federal income tax purposes. As long as we remain qualified as a PTP we generally will not have any liability for federal and state income taxes related to the pass-through income generated by the PTP. In addition, we own interests in various entities, some of which are subject to federal and state income taxes and other entities that are pass-through entities for tax purposes (meaning the partners or owners of the partnership interests, including the Company and ultimately our shareholders, are allocated the taxable income or loss). As a PTP, we will be taxed as a corporation for any taxable year in which less than 90% of our gross income consists of “qualifying income.” Qualifying income includes interest, dividends, real property rents, gains from the sale or other disposition of real property or other capital assets held for the production of interest or dividends, and certain other items. Our outside tax counsel has advised us that, although the issue is not free from doubt, tax-exempt interest income constitutes qualifying income for this purpose.

If, for any reason, we were treated as a corporation for federal income tax purposes, our income, deductions, credits and other tax items would not pass through to our shareholders, and our shareholders would be treated as shareholders in a corporation for federal income tax purposes. If that occurred, we would be required to pay federal income tax at regular corporate rates on our net income, adjusted to exclude any tax-exempt income on our bond investments. If we were taxed as a corporation, even though we would benefit from receiving tax-exempt income on our bond investments, we could have significant federal alternative minimum tax (“AMT”) liability and additional state tax liabilities given that a significant portion of our bonds are private-activity bonds subject to AMT. Any such tax liabilities for the Company could pose a significant risk to our cash flow and our ability to meet our general obligations. In addition, if we were taxed as a corporation any distributions made to our shareholders would constitute dividend income, taxable to our shareholders to the extent of our earnings, without regard to the fact that we receive tax-exempt income. Under current law, dividends paid to our shareholders from income on which we paid taxes would likely be taxable at the 15% rate applicable to qualifying dividends.

Tax Effects on our Shareholders Resulting from our Taxable Income and Deductions

Although we were formed in a way that enables us to pass-through the benefit of tax-exempt income to our shareholders, currently, we have investments and operations that generate income that is not exempt from federal income tax. For loans held by pass-through entities within the PTP that are not generating tax-exempt interest income, the interest income is treated as ordinary interest and is reported as such on the annual Schedule K-1 issued to all shareholders. In addition, sales of assets held by pass-through entities within the PTP may result in gains that are taxable to our shareholders. Similarly, our shareholders are entitled to deduct their respective portions of our interest expense that is incurred in connection with our investment and operating activities. They are not, however, entitled to deduct interest on indebtedness we incur to purchase or carry tax-exempt bonds. Since ownership of our shares represents ownership of a partnership interest, shareholders must also adjust the tax basis in their shares by the annual income, deduction, gain or loss reported on their annual Schedule K-1. This is a significant difference from the traditional basis reporting of shares in a corporation and it will generally result in a basis for each shareholder that is different than the price paid or reflected in a shareholder’s brokerage statement.

In 2011, we incurred (and we passed on to our shareholders) overall capital losses due to bond sales and settling derivative positions, and we earned tax-exempt interest income and some taxable interest income. We have a tax election in place that requires us to adjust each shareholder’s share of our assets based on the share price paid by each shareholder. Therefore shareholders that acquired shares since January 2008 may have limited tax basis in the assets owned by us. Due to this limited basis, those shareholders that acquired shares at very low prices may have capital gains allocated to them related to bond sales and refinancings even if we reflect an overall loss for tax or financial reporting purposes, and such gains could be significant. As stated above, the gain allocated to a shareholder from bond sales (as well as tax-exempt interest and deductions) may have a significant effect on the shareholder’s tax basis in our shares and shareholders should consult their tax advisors. This tax effect for shareholders buying at low basis values (i.e., the prices at which the Company’s common stock has traded since 2008) is expected to continue for the foreseeable future.

To preserve our PTP status we operate a number of businesses that do not generate qualifying PTP income through taxable corporations which may be subject to federal and state income tax. For example, our income on preferred stock and other fee income are earned through subsidiaries that are taxable corporations. In general, such income (or loss) is not included in our PTP income from pass-through entities, and therefore does not get taxed directly to our shareholders. In 2011 significant losses were generated within the taxable corporations and those losses are not part of the taxable income (or loss) distributed to shareholders. At December 31, 2011, we had an estimated federal income tax net operating loss (“NOL”) carryforward of $476.1 million related to our taxable corporations; however, we do not believe these NOLs will be fully utilized by the Company. See “Notes to Consolidated Financial Statements – Note 15, Income Taxes.”

Further, as described in the next section, the Internal Revenue Service (“IRS”) could seek to recharacterize the income on one or more of our tax-exempt bonds as taxable income. We may also have taxable income, such as income from market discounts, that does not generate cash for us. Therefore, it is possible that all shareholders, not just low basis shareholders, could at times be treated as receiving taxable income even though we made no distributions.

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

Tax-exempt Status of Bonds We Hold

On the date of initial issuance of any tax-exempt bond that we hold or have held, bond counsel or special tax counsel has rendered its opinion to the effect that interest on the bond is excludable from gross income for federal income tax purposes. These opinions are subject to customary exceptions, including an exception for any tax-exempt bond during any period when it is held by a “substantial user” of the property to which the bond relates or a person “related” to a “substantial user” (unless the proceeds of the bond are loaned to a charitable organization described in Section 501(c)(3) of the Internal Revenue Code of 1986 (the “Code”)).

Our predecessor, SCA Tax-Exempt Fund Limited Partnership, sometimes arranged for partnerships controlled by Mark K. Joseph, the Chairman of our Board of Directors, to acquire properties which had defaulted and become the borrowers on the bonds. Prior to October 1, 2011, an entity controlled by Mr. Joseph was the sole general partner, and a partnership controlled by Mr. Joseph was the sole limited partner, of the borrowers on seven such properties. We have received advice from tax counsel that, based on certain assumptions, ownership or control of borrowers by the partnership Mr. Joseph formerly controlled would not cause us to be a person related to a substantial user of the underlying properties, and therefore would not adversely affect the tax-exempt status of the bonds. At December 31, 2011, Mr. Joseph did not hold any interests in these properties.

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

Certain events subsequent to the issuance of a bond may be treated for federal income tax purposes as a reissuance of the bond, which could adversely affect the tax-exempt status of the bond. From time to time tax-exempt mortgage bonds we hold go into default. We exercise what we believe to be prudent business practices to enforce our creditor’s rights with regard to defaulted bonds, including in some instances initiating foreclosure proceedings. It is possible that the IRS may treat our actions to exercise or not to exercise rights with regard to defaulted mortgage bonds as constituting significant modifications and, therefore, conclude that for federal income tax purposes, the bonds were reissued. If the IRS were successful in maintaining this position, interest on the bonds would likely be taxable for federal income tax purposes. We consult counsel and take other steps to try to ensure that our actions (or inaction) with regard to defaulted bonds will not constitute reissuance of the bonds. In addition, tax-exempt bonds we hold may need to be restructured and remarketed. We could recognize taxable income, gain or loss upon a restructuring and remarketing of tax-exempt bonds we hold even though the restructuring does not result in any cash proceeds to us. In addition, unless various conditions are met, the restructuring of tax-exempt bonds could cause the interest on the bonds to lose their tax-exempt status. Typically, the Company will retain bond counsel to assist in the evaluation and structuring of any bond restructurings to ensure our bonds retain their tax-exempt status.

There are certain entities that own properties financed by our bonds which we are required to consolidate in our financial statements. We believe, based on advice of counsel, that these entities are unrelated for federal income tax purposes, and do not cause us to be substantial users of those bonds. It is possible that the IRS would take a different position.

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

In 2002 and 2003 the IRS issued a series of revenue procedures which stated, among other things, that partnerships such as the ones used to securitize our bonds prior to January 1, 2004, do not meet the requirements of Section 761 of the Code. However, the IRS will not challenge a partnership’s or a partner’s tax treatment for partnerships with start-up dates prior to January 1, 2004 that made Section 761 elections (“Pre-2004 Partnerships”) if that treatment has been consistent with the Section 761 election and certain other requirements are met. We have been advised by tax counsel that each Pre-2004 Partnership in which we own an interest has met the requirements set forth in the IRS guidance and none of those Pre-2004 Partnerships has acquired any new assets that would cause it no longer to be eligible for the grandfathering rule described above.

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

Beginning on January 1, 2004, we believe that we have complied with the revenue procedures described above in creating securitization partnerships.

Competition

Due to our liquidity issues as well as external market conditions, we currently have limited opportunities for purchasing or originating new bonds.  We are, however, faced with competition in our bond business from various financial institutions, including banks and mutual funds, with respect to the debt and preferred equity we occasionally attempt to place.

In our international housing business, our primary activity is finding workforce housing investments in South Africa for our SA Fund. We compete against other investors, developers and companies that also acquire, develop and manage similar housing investments.

Employees

We had 30 employees at December 31, 2011, primarily located at our principal office. In addition, IHS had 25 employees at December 31, 2011. None of these employees are party to any collective bargaining agreements.

Our principal office is located at 621 E. Pratt Street, Suite 600, Baltimore, MD 21202. Our telephone number at this office is (443) 263-2900. Our corporate website is located at http://www.munimae.com, and our filings under the Exchange Act are available through that site, as well as on the SEC’s website at http://www.sec.gov. The information contained on our corporate website is not a part of this Report.

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

Although the Company has been able to extend, restructure and obtain forbearance agreements on various debt and interest rate swap agreements, these extensions, restructurings and forbearance agreements are generally short-term in nature and do not by themselves provide a viable long-term solution to the Company’s liquidity issues. If the Company is not able to negotiate other arrangements, the Company will not be able to pay the interest on certain of its subordinate debt following the rate increases that are scheduled to occur in April and May of 2012. The Company’s future cash flows are not expected to be sufficient to satisfy the overall debt service required under the subordinate debt following such increases, and the Company would be unable to repay the indebtedness if the subordinate debt were accelerated. See “Notes to Consolidated Financial Statements – Note 1, Description of the Business and Basis of Presentation” and “Note 8 – Debt” for further information. In the event management is not successful in restructuring or settling its remaining non-bond related debt, or if the bond portfolio net interest income and the common equity distributions the Company receives from its subsidiaries are substantially reduced, the Company may have to consider seeking relief through reorganization under the U.S. Bankruptcy Code. The difficulty in managing these issues raises substantial doubt about the Company’s ability to continue as a going concern.

We have certain debt obligations that are past their maturities, we have certain debt obligations with maturing forbearance agreements and the majority of our debt obligations have collateral posting requirements which could be increased.

At December 31, 2011, we were in default on $32.7 million of debt that had previously come due. We have forbearance agreements in place pursuant to which our lenders have agreed not to exercise remedies with respect to their debt if we meet various performance criteria. We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013. If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

We had $166.7 million of subordinate debt obligations at December 31, 2011 that were subject to a reduced interest rate of 0.75%. In January 2012, the Company repurchased $20.0 million of this debt for $5.0 million and extended the period during which interest is payable on $38.4 million of this debt at the existing rate of 0.75% to February 2014. The 0.75% rate on the remaining $108.3 million of this subordinate debt will reset to approximately 7.9% in April and May of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. Currently, we do not have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. As long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them.

We are subject to the constant possibility that one or more of our secured lenders will assert that the current market value of the assets that secure their loans (which in most instances our lenders determine) has fallen below required levels and that we must either post additional collateral or pay down debt, which we likely would be unable to do.

The value of our bond portfolio and the cash flow available to us to pay our debt and operate our business is dependent upon real estate and the risks related to real estate.

Because many of our assets are secured by real estate, or consist of investments in entities that own real estate, the value of our assets is subject to the risks associated with investments in real estate.

Most of our investments derive their value from the cash flows generated by tenant leases. If, because of general economic conditions, local market conditions or property specific conditions, the tenants move out or cannot pay the rents charged on the specific units they lease, the owners (our borrowers) may not be able to lease the units to replacement tenants at full rent (or at all), in which case the cash flows from the properties may not be sufficient to pay interest on our bonds or loans and the value of our investments may decline. Real estate may also decline in value because of market conditions, environmental problems, casualty losses for which insurance proceeds are not sufficient to cover the loss, or condemnation proceedings.

The value of our assets and our ability to conduct business may be adversely affected by changes in local or national laws or regulatory conditions that affect significant segments of the real estate market, especially the multifamily housing market, including environmental, land use and other laws and regulations that affect the cost of maintaining and operating the properties that secure our debt.

We have been, and may continue to be, directly and indirectly affected by disruptions in credit markets.

Our business was significantly affected by the disruptions in the credit markets over the past several years. Among other things, disruptions in credit markets have in the past and may in the future cause deterioration in the market for tax-exempt mortgage revenue bonds and other instruments that are a major part of our assets, and that deterioration could be significant. This has in the past and may in the future result in our having to reduce the carrying value of the bonds and taxable loans we hold. In addition, while we are not directly exposed to the credit disruptions in the Eurozone, we could be negatively affected by any adverse impact these conditions might have on our economy or our capital partners.

If we were forced to sell a significant amount of our pledged assets, the total sales price might not be sufficient to enable us to repay all our borrowings.

While market conditions have improved since the low point of the financial crisis, there is a significant possibility that if our lenders forced us to sell assets we have pledged as collateral into the current market, the total sale proceeds realized in such a distressed sale would likely be less than the assets’ estimated fair market value. If that occurred, we might not be able to repay all of our secured borrowings, in which case we would not be able to repay any of our unsecured borrowings.

Our bonds are all in securitization trusts or serve as collateral for securitization trusts and could be the subject of a forced sale.

At December 31, 2011, substantially all of the Company’s bond investments were either in securitization trusts or pledged as collateral for securitization programs, notes payable or other debt. In the event a securitization trust cannot meet its obligations, all or a portion of the bonds held by or pledged to the trust may be sold to satisfy the obligations to the holders of the senior interests. In the event bonds are liquidated, no payment will be made to the Company except to the extent that the sales price received for the bond exceeds the amounts due on the senior obligations of the trust. In addition, if the value of the bond investments within the securitization trusts or pledged as additional collateral decreases, the Company may be required to post cash or additional investments as collateral for such programs. In the event the Company has insufficient liquidity or unencumbered investments to satisfy these collateral requirements, certain bonds within the securitization trusts may be liquidated by the third-party credit enhancer to reduce the collateral requirement. In such cases, the Company would lose the cash flow from the bonds and its ownership interest in them. If a significant number of bonds were liquidated, the Company’s financial condition and results of operations could be materially adversely affected.

Certain of our bonds are on non-accrual and others are at risk of non-accrual.

We hold various types of debt instruments. Our largest holding is of tax-exempt bonds relating to affordable housing developments. We also hold other types of tax-exempt bonds. The unpaid principal balance of bonds on non-accrual at December 31, 2011, was $95.9 million, or 8.9% of our total bond portfolio’s unpaid principal balance. We have reduced the carrying value of our defaulted bonds, but the values realized could be even less if foreclosures were required or if our borrowers filed for bankruptcy protection. Additionally, although certain bonds in our portfolio have operated with debt service coverage ratios (the trailing 12-month property level net operating income divided by annual property level debt service) below 1.0x for extended periods of time without defaulting, approximately $258.4 million (unpaid principal balance), or 29.9%, of the performing mortgage revenue bond portfolio had a debt service coverage ratio of less than 1.0x at December 31, 2011, of which approximately $114.6 million (unpaid principal balance), or 13.3%, was below a 0.9x debt service coverage ratio. Although we have guarantees that back some of our bonds and loans, some of our guarantors have had, and may in the future have, financial problems that cast doubt on their ability to fulfill their guarantees.

Changes in interest rates and credit spreads may adversely affect the value of our bonds, increase our borrowing costs and adversely affect the value of our remaining swaps.

The Company has exposure to changes in interest rates and credit spreads because all of its investments in bonds pay a fixed rate of interest, while substantially all of the Company’s bond related debt is variable rate. A significant portion of the Company’s variable rate exposure is not hedged by interest rate swaps or caps and the Company does not have the credit standing to enter into any new interest rate swaps and has limited liquidity to purchase any new interest rate caps. A rise in interest rates or an increase in credit spreads could cause the value of certain bond investments to decline, increase the Company’s borrowing costs and make it ineffective for the Company to securitize its bonds.

If interest rates decline, our net swap expense will increase because we are in an overall net swap pay position and the value of our remaining swaps will decline, which could cause the Company to have to post additional collateral; however, rising short-term interest rates would have an even greater adverse impact on our cash flows.

We do not, and cannot, fully hedge against interest rate risks.

The hedges we hold normally have significantly shorter lives than the interest rate sensitive instruments in which we invest. Further, we do not, and frequently cannot, hedge against all the interest rate risks that may affect us. Also, hedges do not always work as we expect them to. We do not have the credit standing to enter into any new interest rate swaps and we have limited liquidity to purchase any new interest rate caps. As a result, we may not be able to obtain such hedges even if they are generally available in the marketplace. Thus, we expect to have ongoing exposure to the effects of interest rate changes on the value of our assets and our borrowing costs.

Our bonds are illiquid and may be difficult to sell at fair value.

Substantially all of the Company’s bond investments are illiquid, which could prevent sales at favorable terms and make it difficult to value the bond portfolio. Our bond investments are unrated and generally unenhanced and, as a consequence, the purchasers of the Company’s bonds are generally limited to accredited investors and qualified institutional buyers, which results in a limited trading market. This lack of liquidity complicates how the Company determines the fair value of its bonds as there is limited information on trades of comparable bonds. Therefore, there is a risk that if the Company needs to sell bonds, the price it is able to realize may be lower than the carrying value (i.e., estimated fair value) of such bonds. Such differences could be material to our results of operations and financial condition.

We depend on the availability of renewable credit enhancement and liquidity facilities for our securitization trusts.

A substantial portion of our bond related debt is subject to third party credit enhancement agreements and liquidity facilities that mature prior to the time that the underlying bonds in the trusts mature or are expected to be redeemed. If the Company were unable to renew or replace its third party credit enhancement and liquidity facilities, the Company might not be able to extend or refinance its bond related debt. In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. If the Company were able to extend or replace the third party credit enhancement and liquidity facilities or if the Company were able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, the Company could experience higher bond related debt costs. If a significant number of bonds were liquidated or if bond financing costs increased significantly, the Company’s financial condition and results of operations could be materially adversely affected. The Company’s senior interests in and debt owed to securitization trust balance was $649.0 million at December 31, 2011, of which $84.1 million has annually renewing credit enhancement and/or liquidity facilities, $540.8 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million have liquidity facilities that mature in 2016 and beyond.

There are restrictions on the ability of our primary bond subsidiary to make distributions to us.

Substantially all of the Company’s bond investments are held by MuniMae TE Bond Subsidiary, LLC (“TEB”). The Company owns TEB’s common stock, whereas TEB’s preferred stock is owned by third party investors. Under TEB’s operating agreement with its preferred shareholders, there are covenants related to the type of assets in which TEB can invest, the incurrence of leverage, limitations on issuance of additional preferred equity interests, limitations on cash distributions to MuniMae and certain requirements in the event of merger, sale or consolidation.

Pursuant to TEB’s operating agreement, distribution of assets from TEB to MuniMae can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or a distribution other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to MuniMae if after such Restricted Payment is made TEB’s leverage ratio would be above the incurrence limit of 60% or TEB’s liquidation preferences ratios are not at amounts that would allow it to raise additional preferred equity senior to or on parity with the existing Series A, B, C and D preferred shares outstanding. TEB was below its maximum incurrence leverage and liquidation preference ratios at December 31, 2011.

Our common stock in TEB is pledged as collateral and we are subject to restrictions governing how we use our subsidiary’s cash flow.

All of TEB’s common stock is pledged to a creditor to support the Company’s collateral requirements related to certain debt and derivative agreements. The Company entered into a forbearance agreement with this creditor (“Counterparty”) in December 2009, which restricted the Company’s ability to utilize common distributions from TEB. On February 2, 2012, the Company entered into a further forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements until the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms. See “Notes to Consolidated Financial Statements – Note 1, Description of the Business and Basis of Presentation” and Note 7, “Derivative Financial Instruments.”

As part of the forbearance agreement and until satisfaction of the forbearance release terms, the Company cannot permit TEB to declare or make a permitted Restricted Payment distribution to the Company without prior written consent of the Counterparty.

We have been unable to successfully remarket TEB’s preferred shares, which reduces its cash flows available for distribution.

Beginning in June 2009, TEB has been unable to conduct successful remarketings of its mandatorily redeemable and perpetual preferred shares. This has caused the distributions owed to the TEB preferred shareholders to increase, which has resulted in a reduction to the amount of TEB income that can be distributed to the Company. If TEB continues to be unsuccessful with future remarketings, TEB could experience additional increases in payments to its preferred shareholders, which would result in further reductions to its common distributions to the Company and those changes could be material.

The value of our tax-exempt investments could be adversely affected by changes in government tax incentive programs.

There can be no assurance that the government will not pass legislation that could adversely affect the value of our tax-exempt bonds. The government could make changes in tax or other laws, such as incentive programs, that while not directly affecting our tax-exempt bonds, could make them less valuable to investors. For example, if the federal government were to lower marginal federal income tax rates, our bonds would likely decline in value. Congress could also pass laws that make competing investments more attractive than tax-exempt bonds, which would also make our bonds less valuable.

We must be careful not to become subject to the Investment Company Act of 1940 because if we were subject to that Act, we could be required to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses as a result.

We continuously monitor our activities to be sure we do not become subject to regulation as an investment company under the Investment Company Act of 1940. We are exempt from the Investment Company Act because of an exemption for companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Because of changes in the nature and number of companies relying on this exemption and because most of the guidance surrounding this exemption comes from “no action” letters issued by the Securities and Exchange Commission (“SEC”) staff, the SEC on August 31, 2011 issued a request for comment directed to the scope and use of this exemption. We do not know what action the SEC may take in response to the comments it receives. If we were regulated as an investment company under the Investment Company Act, we would be subject to extensive regulation and restrictions relating to capital structure, dividends and a number of other matters. Among other things, we would not be able to incur borrowings. Therefore, if due to a change in our assets, a change in the value of particular assets, or a change in the statute or the SEC’s interpretation of the statute, we were to become subject to the Investment Company Act, either we would have to restructure our assets so we would not be subject to that Act or we would have to change materially the way we do business. Any of those changes could require us to sell substantial portions of our assets at a time when we might not otherwise want to do so, and we could incur significant losses of value as a result.

In the past, we have had material weaknesses in our internal control over financial reporting which substantially increased the cost of preparing financial statements.

A material weakness in internal control over financial reporting means that there are deficiencies that present a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because there have been material weaknesses in our internal control over financial reporting in the past, we have had to use means other than reliance on our internal control over financial reporting to prevent material misstatements in our financial statements. These alternative means have been very labor intensive and have increased the cost we incurred in preparing our financial statements. While we believe there were not any material weaknesses at December 31, 2011, there is risk that we may not have fully remediated our material weaknesses. If we have not fully remediated our material weaknesses, we may have material weaknesses in the future, which could increase our costs among other things.

The SEC could take actions which might adversely impact the trading or value of our shares.

After we announced in September 2006 that we would be restating our financial statements for 2005 and prior years, the SEC initiated an informal inquiry and requested the voluntary production of documents and information concerning, among other things, the reasons for that restatement and for our prior restatement. We cooperated fully. As a result of the restatement, we were delinquent in our required filings with the SEC for an extended period. In 2009 the SEC notified us that due to the Company’s delinquent status, the SEC could bring an administrative proceeding to revoke the Exchange Act registration of our common shares or could order the suspension of trading in our common shares. The SEC staff has not taken any further action. Although we have completed our restatement and are current in our filings with the SEC, we cannot provide any assurance that the SEC will not take any action in light of our restatement, our past filing delinquencies and deficiencies, or management not completing its assessment of the effectiveness of our internal control over financial reporting for prior periods. Any substantial action against us by the SEC could adversely affect our business.

If the registration of our common shares were revoked or if trading were suspended, the public trading of our common shares would effectively terminate, investors would find it difficult, if not impossible, to buy or sell common shares, and the price of our shares would likely decline.

We have provided guarantees with respect to certain of the tax credit equity funds that we sponsored, and if we were to become obligated to perform on those guarantees our financial condition and results of operation could suffer.

Although we sold our low income housing tax credit business, we retained our general partner interest in certain LIHTC Funds for which we have guaranteed the availability of tax benefits and minimum returns on investment to the LIHTC Funds’ investors. In some cases we sold our interest in LIHTC Funds where we made other types of guarantees and we have indemnified the purchaser from investor claims related to those guarantees. We continue to be obligated on our guarantees to the investors (or purchasers) in these funds and we could be required to make substantial payments with regard to these guarantees. The ability of investors in tax credit equity funds to benefit from low income housing tax credits requires that the partnerships in which those funds invest operate affordable housing properties in compliance with a number of requirements in the Code and the regulations under it. Failure to comply continuously with these requirements throughout a 15-year recapture period could result in loss of the right to those low income housing tax credits, including recapture of credits that were already taken, potentially creating liability under our guarantees. If we were to become obligated to perform on these guarantees our financial condition and results of operation would suffer.

In the sale of our Agency Lending business, we agreed to share losses (up to specified levels) on loans that we underwrote and sold to Fannie Mae and Freddie Mac.

Prior to the sale of our Agency Lending business, we participated in the Fannie Mae DUS and Freddie Mac Program Plus programs. The terms of our participation required that we assume responsibility for a portion of any loss that may result from borrower defaults including foreclosure, based on Fannie Mae’s and Freddie Mac's loss sharing formulas. Under the Fannie Mae DUS program, we were generally responsible for the first 5% of the unpaid principal balance and 25% of any additional losses with a maximum cap of 20% of the original principal balance. Certain loans have a maximum cap of 30% and 40% and different loss sharing percentages. Under the Freddie Mac Program Plus program, we were generally responsible for the first 8% of the unpaid principal balance. Under the agreement by which we sold this business we agreed to reimburse the purchaser up to $30 million for loss sharing losses on loans acquired from us for the first four years after the sale until May 2013. Losses under this agreement are to be paid by reducing the par amount of preferred shares we received as part of the sale price of the business. At December 31, 2011, reductions totaled $3.0 million. Although we expect our future loss sharing losses to be minimal, if the losses are higher than expected, it would have a negative impact on our financial condition or results of operations.

The value of our investment in and cash flow from overseas operations could fluctuate with changes in the relative value of the dollar, euro and South African rand.

The net assets and operations of IHS are denominated in euro and rand.  In addition, our co-investment in the SA Fund is denominated in rand.  We do not hedge these exposures and may experience losses as the value of our holdings in IHS and the SA Fund fluctuate with changes in foreign exchange rates of both the euro and the rand relative to the dollar.  Lastly, our SA Fund borrows money in U.S. dollars from the Overseas Private Investment Corporation and the SA Fund itself therefore has dollar to rand currency risk and even though this risk is currently being hedged by the SA Fund with foreign currency derivatives, these borrowings or hedges could adversely impact the SA Fund’s results and the value of our investment.

Our international operations have foreign government risk.

Foreign governments have different laws and policies than the U.S. government. They may change their laws and policies in ways which harm or limit our operations. They may compete directly with us. They may nationalize our operations without fair compensation to us. They may enact laws that make it more difficult for foreign companies to do business, thereby giving local competitors an advantage. South Africa and other countries impose exchange controls that regulate how money enters and leaves the country. These laws could be changed in ways that are adverse to us. We are very limited in our ability to anticipate, control or counteract these risks.

The application of international tax regimes could substantially affect our after tax results of operations from international operations.

The taxation of income we earn abroad is subject to an entirely different set of tax risks than income we earn domestically. We are subject to the laws of the various jurisdictions in which we earn income, or through which our income must move in order for us to receive it in the United States. These tax consequences are also governed by international treaties. If any of these laws or treaties change, it could impact our projected after tax results and the impact could be substantial.

Our South African operations are subject to different real estate risks than our operations in the United States, including laws and customs related to real estate ownership and finance.

Our SA Fund invests in real estate in South Africa. While many of the risks are similar to investing in U.S. real estate, there are legal differences and market differences that may adversely impact our operations and our results. The SA Fund investments include for-sale units. If purchasers have difficulty obtaining mortgage or other financing, unit sales and therefore the value of our interest in the SA Fund could be adversely affected.

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

We are a limited liability company, not a corporation, and we have elected to be taxed as though we were a partnership. Because of that, our taxable income and loss, and our other tax attributes (including the tax-exempt nature of some of the interest we receive) are treated, at least for federal income tax purposes, as the taxable income or loss and other tax attributes, of our shareholders. That avoids the double tax to which corporations and their shareholders usually are subject, and enables our shareholders to benefit from the fact that a portion of our income is exempt from federal income tax. However, because we pay no dividends and have no present plan to pay any, if we have taxable income, our shareholders will be taxed on sums they do not receive, since under the rules of partnership taxation our shareholders are taxed based on our taxable income and not on our distributions. In addition, much of our tax-exempt income is subject to the AMT for federal income tax purposes and shareholders who are subject to the AMT could be subject to tax on such income even if we do not distribute it. While we may at times pass through taxable losses, we consistently pass through to our shareholders for tax purposes our tax-exempt interest income and some taxable interest income. In addition, as a result of the rules applicable to partnership taxation, shareholders who have a low basis in our shares may have capital gains allocated to them even when the Company itself had a capital loss.

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

These provisions were originally included in our operating agreement for tax reasons that are no longer relevant.  Accordingly, in the Proxy Statement for our 2012 annual meeting we are asking our shareholders to approve the deletion of these provisions.  Deleting these provisions will mean our shareholders will have the power to elect all Board members.

Provisions of our Operating Agreement may discourage attempts to acquire us.

Our Operating Agreement contains at least three groups of provisions that could have the effect of discouraging people from trying to acquire control of us. Those provisions are:

•	If any person or group, other than Shelter Development Holdings, Inc., SCA Tax-Exempt Fund, MME I Corporation, MME II Corporation or their affiliates, acquires 10% or more of our shares, that person or group cannot, with a very limited exception, (1) engage in a business combination with us (including an acquisition from us of more than 10% of our assets or more than 5% of our shares) within five years after the person or group acquires the 10% or greater interest, unless our Board of Directors approved the business combination or approved the acquisition of a 10% or greater interest in us before it took place, or the business combination is approved by two-thirds of the members of our Board and holders of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest; or (2) engage in a business combination with us until more than five years after the person or group acquires the 10% or greater interest, unless the business combination is recommended by our Board of Directors and approved by holders of 80% of our shares or of two-thirds of the shares that are not owned by the person or group that owns the 10% or greater interest.

•	If any person or group makes an acquisition of our shares that causes the person or group to be able to exercise between one-fifth and one-third of all voting power of our shares, between one-third and a majority of all voting power of our shares, or a majority or more of all voting power of our shares, the acquired shares will lose their voting power, except to the extent approved at a meeting by the vote of two-thirds of the shares not owned by the person or group, and we will have the right to redeem, for their fair market value, any of the acquired shares for which the shareholders do not approve voting rights.

•	One third of our directors (except one, or in some circumstances two, directors designated by Shelter Development Holdings, Inc.) are elected each year to three-year terms. That could delay the time when someone who acquires voting control of us could elect a majority of our directors.

The above provisions could deprive our shareholders of opportunities that might be attractive to many of them.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

We do not own any of the real property where we conduct our business.  Our corporate headquarters is located in Baltimore, Maryland, where we occupy approximately 9,000 square feet of office space pursuant to a lease that expires in January 2017.  We have a second Baltimore lease for approximately 21,000 square feet which is subleased to a third party tenant at market rates.  We also have an office in Tampa, Florida where we lease approximately 34,000 square feet of office space pursuant to a lease that expires in 2016; approximately 95% of this space is subleased to two third party tenants at market rates. We are also the counterparty on a lease for office space in Boston, Massachusetts (approximately 39,000 square feet); however, this entire space is subleased.  The terms of this sublease and our lease are the same.  This lease expires in January 2015.

As of the date of this Report, we also lease office space in Chicago, Illinois, and Irvine, California.  Since December 31, 2007 we have closed or disposed of a number of regional offices due to sales of our businesses or market conditions.  We believe our facilities are suitable for our requirements and are adequate for our contemplated future operations.

The majority of our IHS subsidiary’s employees are located at IHS’s office in Johannesburg, South Africa where IHS leases approximately 5,000 square feet of office space pursuant to a lease that expires in June 2013.

Item 3.   LEGAL PROCEEDINGS

Except as described below, we are not, nor are any of our subsidiaries, a party to any material pending litigation or other legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would be likely to have a material adverse effect on our results of operations or financial condition.

In the first half of 2008, the Company was named as a defendant in 11 (subsequently reduced to nine) purported class action lawsuits and six (subsequently reduced to two) derivative suits.  In each of the class action lawsuits, the plaintiffs claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  The class action lawsuits have been consolidated into a single legal proceeding pending in the United States District Court for the District of Maryland.  By court order, a single consolidated amended complaint was filed in the class actions on December 5, 2008 and the cases will proceed as one consolidated case.  Similarly, a single consolidated amended complaint was filed in the derivative cases on December 12, 2008 and these cases will likewise proceed as a single case.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  A derivative suit is a lawsuit brought by a shareholder of a corporation, not on the shareholder's own behalf, but on behalf of the corporation and against the parties allegedly causing harm to the corporation.  Any proceeds of a successful derivative action are awarded to the corporation, except to the extent they are used to pay fees to the plaintiffs’ counsel and other costs.  The derivative cases and the class action cases have all been consolidated before the same court.  The Company has filed a motion to dismiss the class action and the motion is before the court for decision. Due to the inherent uncertainties of litigation, and because these specific actions are still in a preliminary stage, the Company cannot reasonably predict the outcome of these matters at this time.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until February 5, 2008, our common stock was listed on the NYSE under the symbol “MMA.” Since then, it has been traded in the over the counter market under the symbol “MMAB.PK.” The following table shows the high and low sales prices for our common stock during the years ended December 31, 2011 and 2010 indicated in consolidated trading reported by the over the counter market quotation system known as the Pink Sheets.

Common Shares
High/Low Prices
Fiscal Quarter	2011	2010
First	$0.13-0.11	$0.29-0.16
Second	0.21-0.11	0.41-0.11
Third	0.17-0.11	0.16-0.08
Fourth	0.28-0.13	0.30-0.10

Our Board has not declared a dividend since the fourth quarter of 2007. It is unlikely that we will pay a dividend in the foreseeable future.

On March 23, 2012, there were approximately 1,955 holders of record of our common shares.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our primary business is the management of our bond portfolio, which consists primarily of tax-exempt bonds issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts. The multifamily housing bonds comprised 90.5% of the Company’s unpaid bond principal balance at December 31, 2011 and are secured by mortgages on the underlying properties. We also own community development district bonds that are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying developments. Nearly all of our bond interest income is exempt from federal income taxes. However, a significant portion of the tax exempt income from the bonds is subject to inclusion in a shareholder’s alternative minimum tax calculation for U.S. federal income tax purposes.

Substantially all of the Company’s operating cash flow is from the Company’s bond portfolio, which is owned by subsidiaries of the Company who pass through their income to the Company; however, those subsidiaries have contractual restrictions in place which may limit their ability to distribute cash flow and other assets to the Company.

We have a majority interest in IHS, a company that was formed to raise funds to invest in affordable housing in overseas markets. IHS’s primary activity to date has been to sponsor, raise capital for and manage the business of the SA Fund as the general partner of the SA Fund. We expect IHS to sponsor, raise capital for and manage additional funds similar to the SA Fund in the future. See “Notes to Consolidated Financial Statements – Note 18, Consolidated Funds and Ventures” for further details.

The Company has sold, liquidated or closed down substantially all of its other non-bond related business.

Current Liquidity Issues

Beginning with the capital crisis that started in late 2007, our business has changed dramatically because of market conditions in general and liquidity issues in our business in particular. As a result of these conditions, we sold various operating businesses at significant losses and dramatically cut our operating expenses in order to reduce our need for capital and to create liquidity.  Today, our primary business is the management of our bond portfolio which consists primarily of investments in tax exempt bonds secured by affordable housing.

The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, and concessions from, our senior and subordinate debt holders such that none of our lenders are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements for at least the next 15 months, we do not have adequate liquidity to pay our subordinate debt obligations in full when various concessions expire, including those where the reduced rate will reset to a higher rate in April and May of 2012. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them. Also, our ability to pay our senior debt obligations beyond 15 months from now is highly dependent on future negotiations with certain of our creditors as well as future cash flow generated by our business.

The net interest income generated by our bond portfolio is dependent on the performance of the real estate assets which serve as collateral for these bonds. The bond portfolio is owned by various subsidiaries of the Company, and the net interest income generated from the bond portfolio is used primarily to fund our operating expenses and make payments on our senior debt and on our other debt obligations. There are contractual restrictions in place which limit the ability of our subsidiaries to distribute cash flow and other assets to us. Furthermore, the common stock of our most significant subsidiary is pledged to a senior creditor as collateral.

Our bond portfolio is leveraged, and the cash generated by the portfolio is subject to interest rate and debt roll-over risk. See “Notes to Consolidated Financial Statements – Note 8, Debt” for more information. If short-term rates rise, we will have lower cash distributions from the subsidiaries that own the bond portfolio. A significant increase in short-term rates could immediately impair our ability to pay even the senior debt of the Company. In addition to the leverage on our bond portfolio, our non-bond assets are also substantially leveraged.   As a result of these encumbrances, our ability to raise additional capital or issue new debt to generate liquidity is very limited.

Since 2008, the Company has operated under various forbearance agreements with its senior lenders. We recently extended all of our significant senior debt forbearance agreements through June of 2013. As these forbearances near expiration in June of 2013, our goal is to negotiate an agreement to amortize our remaining senior debt over a period of five years or more. Given the cash flow risks described above, there can be no assurances we will have adequate cash to make all of these payments due to our lenders or that we can successfully negotiate future concessions. Our senior creditors are under no obligation to accept any payment plans we may offer and our forbearance agreements could lapse if we do not perform.  The success of our business going forward is largely dependent on our ability to continue to obtain forbearance agreements and other creditor concessions and generate sufficient net interest income from our bond portfolio. More specifically, there is uncertainty as to whether management will be able to restructure or settle our non-bond related debt to both senior and subordinate creditors in a manner sufficient to allow our cash flow to support our debt obligations.

Although the Company recently repurchased a portion of its subordinate debt held by one of its creditors at a significant discount and extended the period during which interest is payable on that creditor’s remaining subordinate debt at the existing rate of 0.75%, we have another $108.3 million of subordinate debt with a pay rate of 0.75% that will reset to approximately 7.9% in April and May of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. See “Notes to Consolidated Financial Statements – Note 8, Debt” for more information.

The difficulty in managing all of the issues described above raises substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our bonds, we estimate their fair value by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates. However, if observable market quotes are available, we will estimate the bonds’ fair value based on that quoted price. For non-performing bonds, given that we have the right to foreclose on the underlying property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $45.1 million of net cumulative impairment, net of unrealized gains, reflected in our bond portfolio at December 31, 2011. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

Consolidated Funds and Ventures

We have numerous investments in partnerships and other entities that primarily hold or develop real estate, although some of these investments are related to the development of renewable energy projects. In most cases our direct or indirect legal interest is minimal in these entities; however, we apply ASC 810 in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

•	the determination as to whether an entity is a variable interest entity (“VIE”).

•	if the entity is considered a VIE, then the determination of whether we are the primary beneficiary of the VIE is needed and requires us to make judgments regarding: (1) our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) our obligation to absorb losses of the VIE that could potentially be significant to the VIE or our right to receive benefits from the VIE that could potentially be significant to the VIE. These assessments require a significant analysis of all of the variable interests in an entity, any related party considerations and other features that make such an analysis difficult and highly judgmental.

•	if the entity is required to be consolidated, then upon initial consolidation, we record the assets, liabilities and noncontrolling interests at fair value. Substantially all of our consolidated entities are investment entities that own real estate or real estate related investments and as such there are judgments related to the forecasted cash flows to be generated from the investments such as rental revenue and operating expenses, vacancy, replacement reserves and tax benefits (if any). In addition, we must make judgments about discount rates and capitalization rates.

Income Taxes

Municipal Mortgage & Equity, LLC is the parent entity that owns interests in various entities, some of which are corporations subject to federal and state income taxes and others of which are pass-through entities for tax purposes. Pass-through entities do not pay taxes; they pass their income (and other tax attributes) through to the owners of the equity interests in such entities. Municipal Mortgage & Equity, LLC is itself a pass-through entity, and therefore, all of its income (and loss), including its share of our pass-through entity subsidiaries’ activity, is allocated to our common shareholders. We do not have a liability for federal and state income taxes related to our pass-through income. However, we operate several business segments through taxable subsidiaries, and as such a portion of our income is subject to federal and state income taxes.

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

The table below summarizes our consolidated financial performance for the years ended December 31, 2011 and 2010:

Table 1
(in thousands)	2011	2010
Revenue:
Total interest income	$82,167	$91,697
Total fee and other income	9,327	13,052
Total revenue from consolidated funds and ventures	8,572	2,928
Total revenue	100,066	107,677
Expenses:
Interest expense	57,024	66,573
Operating expenses	27,966	44,765
Impairment on bonds and provision for loan losses	13,673	25,001
Total expenses from consolidated funds and ventures	33,442	8,841
Total expenses	132,105	145,180
Net gains on assets, derivatives and extinguishment of liabilities	4,383	11,805
Net gains related to consolidated funds and ventures	12,241	2,852
Net gains due to consolidation	27,992	–
Equity in losses from unconsolidated ventures	(414)	(217)
Equity in losses from Lower Tier Property Partnerships	(35,751)	(46,658)
Loss from continuing operations before income taxes	(23,588)	(69,721)
Income tax (expense) benefit	(239)	772
Income (loss) from discontinued operations, net of tax	5,018	(3,508)
Net loss	(18,809)	(72,457)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,598)	(9,865)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	56,405	53,854
Related to discontinued operations	–	(241)
Net income (loss) to common shareholders	$27,998	$(28,709)

Interest Income

The following table summarizes our interest income for the years ended December 31, 2011 and 2010:

Table 2
(in thousands)	2011	2010
Interest on bonds	$79,947	$84,864
Interest on loans	2,103	6,663
Interest on short-term investments	117	170
Total interest income	$82,167	$91,697

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio, the interest rates on the bonds in the portfolio and the collection rate on the portfolio. We are actively selling and/or working out of the loan portfolio remaining from our taxable lending business and do not expect these assets to be a significant source of future revenue.

Total interest income decreased by 10.4% or $9.5 million, for the year ended December 31, 2011 as compared to 2010.

Interest on bonds decreased $4.9 million, mainly as a result of a decline of $128.3 million in the weighted average bond unpaid principal balance during 2011 as compared to 2010 due to sale and redemption activity, as well as principal amortization. This decline was partially offset by an increase in the weighted average effective interest rate which increased by 22 basis points (“bps” or “bp”) to 6.24%. This increase was largely due to the collection of $2.2 million of interest income on two bonds that were on non-accrual during 2010 and became performing in 2011.

Interest on loans decreased $4.6 million, mainly due to a decline of $73.6 million in the weighted average loan unpaid principal balance for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to sale and payoff activity. In addition, the average interest rate declined 173 bps to 2.5% mainly due to higher coupon performing loans paying off during 2011.

Fee and Other Income

The following table summarizes our fee and other income for the years ended December 31, 2011 and 2010:

Table 3
(in thousands)	2011	2010
Income on preferred stock	$6,228	$6,524
Asset management and advisory fees	913	1,203
Syndication fees	339	2,028
Other income	1,847	3,297
Total fee and other income	$9,327	$13,052

Fee and other income decreased by 28.5%, or $3.7 million, for the year ended December 31, 2011 as compared to 2010 mainly due to declines in syndication fees and other income.

Syndication fees, which are recognized as income based on LIHTC Fund contributions to Lower Tier Property Partnerships, decreased by $1.7 million due to declines in capital contributed by the LIHTC Funds to Lower Tier Property Partnerships to $5.7 million in 2011 from $19.4 million in 2010. Additionally, we recognized $0.8 million of deferred syndication fees in 2010 as a result of one fund’s obligations to fund equity commitments being assumed by a third party as a result of a property sale. At December 31, 2011, the LIHTC Funds were almost fully invested in the Lower Tier Property Partnerships and the total remaining deferred syndication fee revenue to be recognized was $0.9 million.

Other income decreased $1.5 million mainly due to $1.4 million of insurance proceeds and $0.8 million of interest received on a federal tax refund in 2010 which was not repeated in 2011. In 2011, we recognized a $0.7 million recovery of previously reserved asset management fees and $0.2 million of solar power lease income. Other income also included miscellaneous sublease income, loan fees and guarantee fees. In 2011, these miscellaneous fees continued to decline as our non-bond related business activities declined.

Interest Expense

The following table summarizes our interest expense for the years ended December 31, 2011 and 2010:

Table 4
(in thousands)	2011	2010
Interest expense related to bond investing activities:
Senior interest in and debt owed to securitization trusts	$15,118	$17,721
Mandatorily redeemable preferred shares	11,056	12,882
Notes payable and other debt, bond related	5,640	7,491
Total interest expense related to bond investing activities	$31,814	$38,094
Interest expense related to non-bond related debt:
Subordinate debentures	$16,169	$15,190
Notes payable and other debt, non-bond related	9,041	13,289
Total interest expense related to non-bond related debt	$25,210	$28,479
Interest expense	$57,024	$66,573

Interest expense decreased 14.3% or $9.5 million for the year ended December 31, 2011 as compared to 2010. A decline in bond related interest expense drove $6.3 million of this reduction, of which $2.6 million was due to a $74.4 million reduction in the weighted average balance of our senior interests in and debt owed to securitization trusts coupled with a nine bp reduction in the average interest rate on the variable rate portion of this debt. Bond related interest expense also declined by $1.8 million due to a $32.7 million reduction in the weighted average balance of our mandatorily redeemable preferred shares. Lastly, bond related interest expense declined $1.9 million due to a $17.8 million note with a 22.0% fixed interest rate that was repaid during the second quarter 2010.

Overall, non-bond related interest expense declined $3.2 million. Non-bond related interest expense related to notes payable and other debt declined $4.2 million mainly due to a $61.3 million reduction in the weighted average debt balance partially offset by increased interest rates on the debt. This decline was also partially offset by an increase in interest expense related to our subordinate debt which was driven by an increase of $10.9 million in the average debt balance. The subordinate debt balance increased during 2011 as a result of recognizing foregone interest from our 2009 debt restructuring. Foregone interest is recognized over the remaining term of the agreement and is to be paid at maturity.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2011 and 2010:

Table 5
(in thousands)	2011	2010
Salaries and benefits	$10,945	$12,185
General and administrative	5,150	7,460
Professional fees	8,634	14,641
Other expenses	3,237	10,479
Total operating expenses	$27,966	$44,765

Total operating expenses decreased 37.5%, or $16.8 million, mainly due to declines in other expenses and professional fees.

Other expenses primarily includes depreciation and amortization, guarantee expense, asset management costs, asset workout expenses and costs related to our ownership of real estate. Other expenses decreased $7.2 million, mainly due to declines in guarantee related expenses, certain impairments and workout related expenses. Guarantee expenses declined $3.2 million during 2011 as compared to 2010. Impairments associated with an equity investment declined $2.6 million during 2011 as compared to 2010. Workout expenses declined approximately $0.7 million during 2011 as compared to 2010, mainly due to $1.2 million in closing costs that we paid on behalf of a borrower related to the refinancing of a bond in 2010 that was not repeated in 2011.

Professional fees, which include consulting fees, auditing fees and legal fees, decreased $6.0 million mainly due to a $6.2 million reduction in auditing fees and accounting related consultants. These reductions are the result of less accounting and audit work in 2011 as compared to 2010, when we were still preparing and having audited our 2007 through 2009 financial statements. These declines were partially offset by a $0.2 million increase to legal expenses and other professional fees.

General and administrative includes office rent and utilities, insurance premiums and other miscellaneous costs. General and administrative costs decreased $2.3 million mainly due to $0.8 million of restructuring expenses in the first quarter 2010 related to the restructuring of our subordinate debt, which was not repeated during 2011. The remaining $1.5 million decline in general and administrative costs was largely due to reductions in information technology costs and losses taken on the disposition of fixed assets.

Salaries and benefits, excluding employees of IHS, decreased $2.4 million to $6.7 million for the year ended December 31, 2011 as compared to 2010 mainly due to a decline in the average number of employees to 35 during 2011from 49 during 2010. These declines were partially offset by an increase in salaries and benefits relating to IHS employees of $1.2 million to $4.2 million for 2011 as compared to 2010. These increases were primarily driven by an increase in bonuses, as well as an increase in average IHS employee headcount to 24 during 2011 from 21 during 2010.

Impairment on Bonds and Provision for Credit Losses

The following table summarizes our bond impairment and our provision for credit losses for the years ended
December 31, 2011 and 2010:

Table 6
(in thousands)	2011	2010
Impairment on bonds	$12,815	$20,561
Provision for loan losses	858	4,440
Total impairments	$13,673	$25,001

Impairment on bonds decreased $7.7 million for the year ended December 31, 2011 as compared to 2010.  During 2011, the majority of our bond impairments were the result of $9.9 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances.  The remainder of our 2011 bond impairments were driven by $2.9 million of impairments on non-performing bonds, of which $1.7 million related to a defaulted bond with an unpaid principal balance of $2.5 million and fair value of zero at December 31, 2011.  During 2010, the majority of our bond impairments were the result of $9.9 million of impairments on non-performing bonds, of which $4.0 million related to three defaulted bonds associated with one property.  These three bonds had a combined unpaid principal balance and fair value of $26.1 million and $8.6 million at December 31, 2011 and 2010, respectively.  The remainder of our 2010 bond impairments were driven by $8.5 million of impairments on our performing bond portfolio and $2.2 million of impairments on our subordinate bonds.

The provision for loan losses decreased by $3.6 million due primarily to a $4.1 million provision recorded on a defaulted loan with an unpaid principal balance of $11.5 million during the first and second quarters of 2010. For the year ended December 31, 2011, the majority of our provision was the result of a $0.6 million provision on two bridge loans with an unpaid principal balance of $7.4 million. At December 31, 2011 the held for investment loan portfolio consisted of six loans, with a collective carrying value of 22.6% of unpaid principal balance.

Net Gains on Assets, Derivatives and Early Extinguishment of Liabilities

The following table summarizes our net gains on assets, derivatives and early extinguishment of liabilities for the years ended December 31, 2011 and 2010:

Table 7
(in thousands)	2011	2010
Net gains on bonds	$13,465	$3,212
Net (losses) gains on loans	(835)	5,689
Net losses on derivatives	(8,999)	(7,924)
Net (losses) gains on sale of real estate	(123)	3,500
Net gains on early extinguishment of liabilities	875	7,328
Total net gains on bond, loans, derivatives and early extinguishment of liabilities	$4,383	$11,805

Total net gains on bond, loans, derivatives and early extinguishment of liabilities decreased by 62.9%, or $7.4 million.

Net (losses) gains on loans include fair value adjustments for loans classified as held for sale. We record held for sale loans at the lower of cost or market ("LOCOM") at the end of each reporting period. Also included are gains or losses recognized at time of loan sale for the difference between proceeds and the carrying amount. During 2011 we recorded LOCOM adjustments of $1.0 million, partially offset by $0.2 million in recoveries. The net gains of $5.7 million in 2010 were primarily a result of receiving proceeds on loans held for sale in excess of the carrying value of $2.5 million, as well as $3.2 million related to the reversal of previously recorded LOCOM adjustments.

Net gains on early extinguishment of liabilities declined by $6.5 million. During 2011, we recorded gains of $1.2 million on repurchases of mandatorily redeemable preferred shares, partially offset by losses of $0.3 million associated with the early termination of nine securitization trusts. During 2010, the majority of the gains recognized were related to the settlement of a disputed vendor billing matter as well as gains related to the repurchase of $2.8 million of subordinate debt at 9.7% of the unpaid principal balance.

For the year ended December 31, 2011 losses on the sale of real estate were $0.1 million as compared to gains of $3.5 million for 2010. In 2010, we recognized $3.5 million of a previously deferred gain on sale as the contingency was fully resolved.

Net losses on derivatives reflect adjustments for unrealized gains and losses on derivative positions in order to reflect our derivatives at fair value at each period end. Also, these amounts include net cash paid on interest rate swaps and total return swaps, as well as gains or losses at sale or termination. For the year ended December 31, 2011, we recognized losses on derivatives of $9.0 million as compared to losses of $7.9 million during 2010. The change was due primarily to the mark-to-market adjustments on our interest rate swap derivatives whereby we recognized $3.3 million of unrealized losses during 2011 due to declining rates as compared to unrealized losses of $1.2 million during 2010 as rates declined less significantly during that period. The higher mark-to-market losses were partially offset by a $1.0 million reduction in cash paid associated with our swaps. Our net cash paid declined because our notional balances declined period-over-period due to termination of derivative agreements.

Net gains on bonds increased by $10.3 million. The net gains recorded during 2011 were primarily the result of 19 bond sales with an unpaid principal balance of $139.0 million, much of this representing a reversal of previously recorded impairments. Additionally, we recorded a gain of $5.0 million on a bond still held in our portfolio as a result of cash received on partial bond redemption which was greater than the bond's total amortized cost. During 2010 we recognized $3.2 million in net gains on 10 bond sales with an unpaid principal balance of $91.4 million.

Income Tax (Expense) Benefit

The table below summarizes the consolidated income tax (expense) benefit for the years ended December 31, 2011 and 2010:

Table 8
(in thousands)	2011	2010
Income tax (expense) benefit	$(239)	$772

We are a PTP for tax purposes, and as such, we are a pass-through entity in which our entire pass-through entity income and loss is allocated to our shareholders. Since the income earned by the PTP is reported directly to shareholders and taxed only at the shareholder level, we do not have a tax expense related to the PTP income. We operate certain consolidated business activities though C corporation (“C Corp”) subsidiaries, which are subject to federal and state income taxes. The income tax expense shown here relates to our C Corp subsidiaries.

At December 31, 2011, we continue to reflect a full valuation allowance against our net deferred tax assets and did not recognize any deferred tax expense during the year. During 2011, the State of Florida’s tax audit of our C Corp subsidiaries covering the tax years December 31, 2004 through December 31, 2008 concluded, which resulted in a $0.1 million reduction in our tax receivable from Florida. The reduction in the receivable is reflected as an expense for the year ended December 31, 2011. The Company’s 2011 income tax expense also includes state and foreign tax expense for certain C Corp subsidiaries. In the third quarter 2010 the company recorded a non-recurring benefit of $0.8 million due to the expiration of the statute of limitations for an item previously recorded as state tax expense.

Net Income Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our loss related to funds and ventures that are consolidated for the years ended December 31, 2011 and 2010:

Table 9
(in thousands)	2011	2010
Revenue:
Solar fund revenue	$839	$1,048
Rental and other income from real estate	6,175	1,371
Interest and other income	1,558	509
Total revenue	8,572	2,928

Expenses:
Depreciation and amortization	5,596	4,306
Interest expense	1,036	674
Other operating expenses	8,701	2,305
Asset impairments	18,109	1,556
Total expenses	33,442	8,841

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains on investments	11,369	2,852
Derivative gains	1,323	–
Net loss on sale of properties	(451)	–
Net gains due to consolidation	27,992	–
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(35,751)	(46,658)
Net loss	(20,388)	(49,719)
Net losses allocable to noncontrolling interests from consolidated funds and ventures	56,405	53,854
Net income allocable to the common shareholders	$36,017	$4,135

The details of Net income allocable to the common shareholders for the years ended December 31, 2011 and 2010 are as follows:

Table 10
(in thousands)	2011	2010
Asset management fees	$7,532	$9,942
Guarantee fees	1,374	1,327
Interest income	1,666	882
Equity in losses from Lower Tier Property Partnerships	(2,769)	(2,888)
Unrealized gains on bonds that were eliminated in consolidations	27,992	–
Other income (expense)	222	(5,128)
Net income allocable to the common shareholders	$36,017	$4,135

The Company’s asset management fees, guarantee fees and interest income are eliminated in consolidation, but allocated to the Company due to the Company’s contractual right to this income. Asset management fees are from managing the South Africa Workforce Housing Fund SA I and LIHTC funds. Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield. Interest income is primarily related to bonds that are eliminated when we consolidate the property that collateralizes the bond. Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event the LIHTC funds’ investment in the Lower Tier Property Partnership has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the property to the extent of the bond or loan carrying amount. Unrealized gains on bonds that were eliminated in consolidation represent the amount of net unrealized gains reflected in accumulated other comprehensive income related to bonds that were derecognized upon our consolidation of the real estate properties which are the obligors on the related mortgage debt.  See the following paragraph for further information.

Net income allocable to the common shareholders from consolidated funds and ventures increased $31.9 million for the year ended December 31, 2011 as compared to 2010. This increase was primarily due to seven properties that were consolidated by a non-profit consolidated by the Company on October 1, 2011.  Upon consolidation, our bond interests were eliminated against the corresponding mortgage payable of each property.  These bonds had a fair value of $93.8 million at consolidation.  The unpaid principal balance of these bonds was $92.6 million and cumulative impairments and the unrealized gains associated with these bonds at the time of consolidation were $28.0 million and $28.0 million, respectively.  Upon consolidation, the bonds are derecognized from our consolidated balance sheet and thus the unrealized gains which were recorded within “Accumulated other comprehensive income”, a component of equity, were transferred out of equity into the consolidated statement of operations.  This increased our net income attributable to the common shareholders by $28.0 million, but this caused a $28.0 million decline in other comprehensive income, thereby having no impact on overall equity.

Also contributing to the increase was the deconsolidation of a real estate partnership on January 1, 2010, due to new consolidation guidance effective January 1, 2010, which, upon implementation, resulted in us no longer being the primary beneficiary. Upon deconsolidation of the property, we reinstated our bond investment associated with this property at its then current fair value, resulting in an impairment charge of $4.0 million (which is reported through "other income" in the table above). This is due to the impairment accounting for property (long lived assets) being different than the fair value accounting for bonds. These increases were partially offset by a $2.4 million decline in asset management fees during 2011 as compared to 2010, primarily related to the TCE business.

Net Income (Loss) to Common Shareholders from Discontinued Operations

The table below summarizes our net income (loss) from discontinued operations for the years ended December 31, 2011 and 2010:

Table 11
(in thousands)	2011	2010
Income from discontinued operations	$1,506	$2,017
Net gain (loss) from disposal of business	3,512	(5,525)
Total net income (loss) from discontinued operations	5,018	(3,508)
Discontinued net (income) loss allocable to noncontrolling interests	–	(241)
Net income (loss) to common shareholders from discontinued operations	$5,018	$(3,749)

For the year ended December 31, 2011, net income to common shareholders from discontinued operations was $5.0 million as compared to losses of $3.7 million for 2010. The primary factor contributing to net income during 2011 was a $3.5 million gain on the disposition of a senior living facility classified as real estate owned, as well as $0.7 million in income from property operations. During 2010 the primary factor contributing to our net loss was the recognition of a loss on sale of $5.3 million associated with the sale of a renewable ventures project, partially offset by $1.8 million of income recognized on a cash distribution we received upon the dissolution of an investment fund which we managed and in which we held an equity interest.

Bond Portfolio Summary

The table below provides key metrics related to our total bond portfolio including information related to bonds on non-accrual status. A bond is placed on non-accrual when collection of contractual principal or interest is not expected or when principal or interest is past due 90 days or more. At December 31, 2011, all of the underlying properties supporting the Company’s multifamily housing bonds have completed construction and lease up with no future funding required from the Company. At December 31, 2011, substantially all of the multifamily properties serving as collateral for the bond portfolio have sufficient operating information to calculate a rolling 12-month debt service coverage ratio and thus are considered stabilized.

(dollars in thousands)	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Total Bond Portfolio:
Total number of bonds	132		166		177		188
Unpaid principal balance	$1,080,560		$1,345,489		$1,485,514		$1,545,367
Fair value	1,021,628		1,231,036		1,348,133		1,426,439
Fair value to UPB %	95%		91%		91%		92%
Weighted average pay rate, for the twelve months ended (1)	5.95%		5.89%		6.16%		6.10%
Weighted average coupon, for the twelve months ended (2)	6.46%		6.49%		6.46%		6.37%
Performing bonds weighted average market yield (3)	6.69%		7.13%		7.26%		7.11%

Bonds on Non-accrual:
Total number of bonds	15		15		16		5
Unpaid principal balance	$95,865		$135,892		$125,686		$27,460
Percentage of the total portfolio (UPB)	8.9%		10.1%		8.5%		1.8%
Fair value	$65,906		$83,623		$78,200		$16,999
Percentage of total portfolio (FV)	6.5%		6.8%		5.8%		1.2%
Weighted average pay rate, for the twelve months ended (1)	2.76%		2.41%		1.91%		4.22%
Weighted average coupon, for the twelve months ended (2)	6.67%		6.75%		6.98%		7.92%

Multifamily Housing Bonds:
Total number of bonds	122		149		157		172
Unpaid principal balance	$977,326		$1,173,990		$1,286,199		$1,402,166
Fair value	925,819		1,090,337		1,182,952		1,314,353
Debt service coverage ratio, for the twelve months ended (4)	1.07	x	1.09	x	1.11	x	1.12	x
Debt service coverage ratio without those on non-accrual, for the twelve months ended (4)	1.13	x	1.13	x	1.14	x	1.13	x

(1)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance for the preceding twelve months weighted by the bonds’ average unpaid principal balance over the period.

(2)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(3)	The weighted average market yield represents the discount rate the Company uses to discount the estimated cash flows associated with the performing bonds in order to estimate their fair value. See “Notes to Consolidated Financial Statements - Note 1, Description of the Business and Basis of Presentation” and Note 10, “Fair Value Measurements” to the Consolidated Financial Statements.

(4)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end.

Summary Valuation Results

Our fair value to UPB percentage at December 31, 2011 was 95% up from 91% at December 31, 2010.  During the year ended December 31, 2011, we recorded net unrealized gains of $33.0 million on our bond portfolio through other comprehensive income largely due to a 47 bp decline in market yields on performing bonds still held in the portfolio at December 31, 2011.  During the year ended December 31, 2010, we recorded net unrealized gains of $14.6 million on our bond portfolio through other comprehensive income largely due to a 27 bps decline in market yields on our performing bond portfolio. As discussed below, a decline in market yields will generally result in an increase in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bond investments are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. The Company values its performing bonds (i.e., bonds that are current in their payment of principal and interest) by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate on the performing bond portfolio was 6.69% and 7.13% at December 31, 2011 and 2010, respectively.

For bonds that are past due in either principal or interest, as well as selected bonds that are deemed at risk of becoming past due, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value. If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 9.3% and 10.0% at December 31, 2011 and 2010, respectively. The capitalization rate averaged 7.9% and 8.7% at December 31, 2011 and 2010, respectively.

The lack of liquidity in the bond markets in which the Company transacts, coupled with the significant judgments that are inherent in our valuation methodologies, results in a risk that if the Company needs to sell bonds, the price it is able to realize may be lower than the carrying value (i.e., the fair value) of such bonds.

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

However, beginning in early 2010 and continuing through 2011, there has been a general improvement in the apartment market as a result of the improved U.S. economy and the decrease in homeownership across the United States as households either cannot access mortgage credit or have determined renting to be more a preferable and viable option. Although the Company is not seeing in its affordable housing portfolio as strong an improvement as is being reported in the market rate sector, we do believe our portfolio’s performance bottomed out in 2010 and is improving modestly and steadily as evidenced by improving trends since then in occupancy rates and debt service coverage ratios among those bonds that are in our portfolio at December 31, 2011. However, even in the context of improving apartment market conditions and improving bond portfolio performance, we could see an increase in the number of bonds on nonaccrual if property developers or tax credit syndicators are unable or unwilling to fund operating deficits. At December 31, 2011, we had 18 bonds with an unpaid principal balance of $114.6 million that were operating with debt service coverage less than 0.9x. Through December 31, 2011, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. If these bonds go onto nonaccrual because the property developers or tax syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows.

Geographic Concentration

The Company also tracks the geographic distribution of its bond portfolio and at December 31, 2011, approximately 93.2% of the portfolio’s unpaid principal balance was dispersed among 45 Metropolitan Statistical Areas (“MSA”), none of which had more than 10.3% of the total portfolio. Approximately 6.8% of the portfolio’s unpaid principal balance is not within an MSA. Approximately 42.3% of the portfolio’s unpaid principal balance is concentrated in six MSAs (Atlanta, Austin, Dallas, Houston, Los Angeles and San Antonio) ranging from 4.9% to 10.3 % of the total portfolio. The highest concentration of 10.3% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market is particularly weak, the overall performance of our portfolio there continues to decline and the bonds on non-accrual in the Atlanta MSA make up a disproportionate share, at 33.6%, of the total bonds on non-accrual.

Subordinate Bonds

Of the 122 multifamily housing bonds in the Company’s portfolio at December 31, 2011, 4 bonds are secured by a subordinate rather than a first mortgage. The debt service on these bonds is paid only after payment is made on senior obligations that have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had a fair value of $8.3 million and an unpaid principal balance of $16.0 million at December 31, 2011.

Liquidity and Capital Resources

Our capital resources have been severely curtailed due to the general market conditions that prevailed following the capital crisis that began in late 2007. These conditions caused us to have major liquidity issues, which led us to sell various operating businesses at significant losses and to dramatically cut our operating costs. The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, and concessions from, our senior and subordinate debt holders such that none of our lenders are currently pursuing any remedies. We have operated under short-term forbearance agreements with our senior lenders since 2008 and our current agreements with these lenders extend through June of 2013. However, we have concessions on a significant portion of our subordinate debt that provides for a low rate of interest expense for a specified time period. We recently extended the period during which interest is payable at the reduced pay rate for a portion of the subordinate debt to February of 2014. We have $108.3 million of subordinate debt for which the reduced pay rate will reset to a higher rate in April and May of 2012. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them. We fund our business operations and debt obligations primarily with interest income generated from our bond portfolio, which is owned by subsidiaries of the Company who pass through their income to us; however, those subsidiaries have contractual restrictions that may limit their ability to distribute cash or other assets to us. See “Notes to Consolidated Financial Statements, Note 1 – Description of the Business and Basis of Presentation.”

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; and (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At December 31, 2011and 2010, we had cash and cash equivalents of approximately $42.1 million and $32.5 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2010 to December 31, 2011:

(in thousands)	2011	2010
Unrestricted cash and cash equivalents at beginning of period	$32,544	$18,084
Net cash provided by (used in):
Operating activities	14,400	20,489
Investing activities	79,045	59,648
Financing activities	(83,873)	(65,677)
Net increase in cash and cash equivalents	9,572	14,460
Unrestricted cash and cash equivalents at end of period	$42,116	$32,544

At December 31, 2011 and 2010 our unrestricted cash included TEB’s unrestricted cash of $24.7 million and $25.2 million, respectively; however, distributions of this cash from TEB to the Company are subject to the limitations set forth in TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and a Counterparty. See Item 1A. Risk Factors. For the twelve months ended December 31, 2011, TEB generated $45.6 million of net operating cash flows. TEB’s investing activities also provided cash flow of $72.3 million and TEB used cash of $118.4 million in its financing activities. Included in TEB’s financing activities are distributions to the Company of $38.0 million. The Company used its distributions from TEB to fund operating activities, make repayments on its non-bond related debt obligations, and retire a portion of the preferred equity of TEB.

Operating activities

Cash flow provided by operating activities was $14.4 million and $20.5 million for the years ended December 31, 2011 and 2010, respectively. The $6.1 million decrease in cash provided by operating activities was primarily due to a decrease in net receipts on loans held for sale of $11.0 million, a decrease in income tax refunds of $6.7 million and a decrease in cash flow from consolidated funds and ventures of $1.9 million and a decrease in other cash inflows of $3.1 million offset by a decrease in operating expenses paid in 2011 of $16.6 million.

Investing activities

Cash flow provided by investing activities was $79.0 million and $59.6 million for the years ended December 31, 2011 and 2010, respectively. The $19.4 million increase in cash provided by investing activities was primarily due to an increase in principal payments and sales proceeds received on bonds of $33.6 million, an increase in proceeds from the sale of real estate and other investments of $11.2 million, a decrease in investments in property partnerships of $1.5 million offset by decreases in principal payments received on loans held for investment of $15.6 million, an increase in advances and purchases of bonds of $4.1 million, an increase in advances on loans held for investment of $4.1 million and an increase in restricted cash and cash of consolidated funds and ventures of $3.7 million.

Financing activities

Cash flow used by financing activities was $83.9 million and $65.7 million for the years ended December 31, 2011 and 2010, respectively. The $18.2 million increase in cash used by financing activities was primarily due to an increase in repayment in borrowings of $27.3 million, retirement of perpetual preferred shares of $10.5 million and a decrease in proceeds from borrowing activity of $1.8 million offset by an increase in contributions from holders of noncontrolling interests of consolidated funds and ventures of $18.1 million and a decrease in distributions paid to holders of noncontrolling interests of $2.8 million.

Company Debt

Our primary debt related to our bond investing activities are senior interests in and debt owed to securitization trusts and mandatorily redeemable preferred shares, while subordinate debt and notes payable are the primary debt related to non-bond activities. We also have debt related to our consolidated funds and ventures that is discussed separately below in “Debt Related to Consolidated Funds and Ventures.”

The following table summarizes the outstanding balances and weighted-average interest rates at December 31, 2011. See “Notes to Consolidated Financial Statements – Note 8, Debt” included in this Report for more information on our debt.

(dollars in thousands)	December 31, 2011	Weighted-Average Interest Rate at Period End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts (2)	$649,005	0.6%
Mandatorily redeemable preferred shares (3)	98,806	8.6
Notes payable and other debt (4)	35,727	7.3
Total bond related debt	783,538

Non-bond related debt:
Notes payable and other debt:	64,780	8.8
Subordinate debentures (5)	195,320	8.8
Total non-bond related debt	260,100

Total debt	$1,043,638

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)	We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 1.8%, at December 31, 2011.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $3.1 million at December 31, 2011.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.7 million at December 31, 2011.

(5)	Included in the subordinate debt is an unamortized discount of $1.4 million at December 31, 2011.

Senior interests in and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the subordinated residual interests. Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $649.0 million at December 31, 2011, of which $84.1 million has annually renewing credit enhancement and/or liquidity facilities, $540.8 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has liquidity facilities that mature in 2016 and beyond.

While the Company is pursuing several alternatives, it currently seeks to refinance $540.8 million of our securitization trust balance during 2012. We also expect that the new debt facility will have higher annual costs compared to the variable rate facility in place today. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. If we are able to extend or replace the third party credit enhancement and liquidity facilities or if we are able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense.

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

The cumulative mandatorily redeemable preferred shares are subject to remarketing. On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations. Except as described below, the cumulative mandatorily redeemable preferred shares are not redeemable prior to the remarketing dates.

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a majority of the preferred shareholders voted to waive the most recent remarketing requirement. See “Notes to Consolidated Financial Statements, Note 8 – Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $98.8 million at December 31, 2011. Approximately half of the outstanding debt also has principal redemption requirements, which resulted in an overall average annual distribution and redemption rate of 13.0% for 2011.

Bond Related Notes payable and other debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, we have guaranteed the debt or are the direct borrower.

Non-Bond Related Notes payable and other debt

This debt is primarily related to secured borrowings collateralized by various assets, primarily real estate notes held by us and secured by commercial real estate projects. In most cases, we have guaranteed the debt or are the direct borrower.

Subordinate debt

In 2009, substantially all of the subordinate debt was subject to a troubled debt restructuring which resulted in new debt being issued by MMA Financial Holdings, Inc. (“MFH”) and MMA Mortgage Investment Corporations (“MMIC”) with certain reductions in interest rates, an increase in the principal due and other modifications. During 2010, MFH bought back $2.5 million of the $169.2 million new subordinate debt at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment. TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a cash payment of $5.0 million. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 0.75% per annum to February 2014. An amount equal to the interest foregone as a result of the extension was added to the principal amount outstanding. MFH’s principal amount outstanding increased by $10.2 million of which $3.5 million represents an intercompany payable to TEI and $6.7 million is payable to the third party holder. The $15.0 million reduction in the Company’s subordinate debt principal balance, resulting from the discounted purchase, as well as the $6.7 million increase in principal to the third party holder will for financial reporting purposes be recognized over the remaining life of the securities in accordance with debt modifications that are considered trouble debt restructurings. After the interest payment date in February 2014, the reduced interest rate will reset to a rate of 9.5% until May 5, 2014 and after May 5, 2014 at a rate, determined on each interest payment date for the period ending on the next interest payment date, which is equal to the greater of (a) 9.5% or (b) the rate which is equal to 6.0% plus the 10-year U.S. Treasury Rate.

Separate from the $58.4 million of subordinate debt principal discussed above, at December 31, 2011 we had $108.3 million of unpaid subordinate debt principal balance outstanding with a reduced pay rate of 0.75% that will reset to an approximately 7.9% in April and May of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire.

Covenant compliance

At December 31, 2011 we were in default on $32.7 million of debt that had previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

At December 31, 2011, the Company and/or its wholly owned subsidiaries are parties to debt agreements ("Credit Facilities") with an outstanding principal balance of $5.6 million that contain cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties.  However, the documents evidencing these Credit Facilities generally include protective provisions that impose limits on the ability of the lenders under such Credit Facilities to declare defaults, including provisions limiting cross-defaults to circumstances where (1) such other obligations are "material" or exceed specified amounts, (2) the Company and/or its wholly owned subsidiaries have first been provided with notice of and the opportunity to cure such default under the unrelated obligations, (3) such defaults have resulted in the actual acceleration of such unrelated obligations, and (4) the Company and/or its wholly owned subsidiaries have not posted acceptable collateral.

Letters of credit

We have letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support our obligations. At December 31, 2011, we had $34.9 million in outstanding letters of credit posted as collateral, of which $15.9 million had maturity dates in 2012 and the remaining $19.0 million will mature in 2014. In February 2012, $9.7 million in outstanding letters of credit were retired, and $6.1 million were extended until 2013, leaving $0.1 million in outstanding letters of credit due to expire in 2012. Although, we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at December 31, 2011:

	2011
	Maximum	Carrying
(in thousands)	Exposure	Amount
Indemnification contracts (1)	$112,404	$1,866
Other financial/payment guarantees (2)	777	67
	$113,181	$1,933

(1)	We have entered into indemnification contracts with investors in our LIHTC Funds, that effectively guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds. We had no cash payments under these indemnification agreements for the year ended December 31, 2011.

(2)	We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations. Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party. The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016. In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be $694.7 million at December 31, 2011. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae. At December 31, 2011 the debt related to consolidated funds and ventures had the following terms:

	December 31, 2011
	Carrying		Weighted-average
(in thousands)	Amount	Face Amount	Interest Rates	Maturity Dates
Solar Fund	$3,511	$3,511	8.3% (1)	Various dates through December 2022
SA Fund	12,034	12,034	3.4	April 30, 2018
Other	8,357	9,871	10.0	Various dates through October 2021
Total debt	$23,902	$25,902

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Fund

The Company’s debt on the solar fund generally consists of amortizing debt secured by the solar fund’s interest in the solar projects. The debt is the obligation of the solar fund. See “Notes to Consolidated Financial Statements – Note 18, Consolidated Funds and Ventures.”

SA Fund

On April 30, 2008, the SA Fund entered into an agreement with the Overseas Private Investment Corporation, an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in U.S. dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to changes in strength of the rand relative to dollars. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund did not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations and provide an offset to the change in the debt obligation, which is also recognized through the consolidated statement of operations.

Other

On October 1, 2011 the Company consolidated seven lower tier property partnership properties. See “Notes to Consolidated Financial Statements – Note 16, Related Party Transactions with Affiliates.” Four of these lower tier property partnership properties have debt owed to a third party totaling $8.3 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At December 31, 2011, the Company’s estimated loss exposure related to this debt is $4.0 million.

Company Capital

Common Shares

Prior to 2007, we issued common shares, from time to time, via public offerings, private sales, equity compensation plans and a dividend reinvestment plan.  When we initially failed to file our 2006 Form 10-K on time with the SEC, we became ineligible to use the SEC’s short form registration procedures (Form S-3).  As a result of subsequent failures to meet the SEC’s financial reporting requirements for registration statements, we became ineligible to issue securities through a registered public offering.  As of November 14, 2011, with the filing of our third quarter 2011 Form 10-Q, we are once again current with the SEC financial reporting requirements, which could permit us to conduct a registered public offering; however, we remain unable to use a short form registration statement on Form S-3 for our common shares because we do not have a public float of at least $75 million.

Perpetual Preferred Shares

At December 31, 2011, TEB had $159.0 million (liquidation amount) of perpetual preferred shares outstanding. These shares have quarterly distributions which are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.

The cumulative perpetual preferred shares are subject to remarketing on various dates from September 2012 to 2019. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could be significant and could adversely impact the Company’s financial condition and results of operations. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.

See “Notes to Consolidated Financial Statements – Note 13, Equity.”

Distribution Policy

Our Board makes determinations regarding distributions based on management’s recommendation, which itself is based on an evaluation of a number of factors, including our retained earnings, business prospects and available cash. Our Board has not declared a dividend since the fourth quarter of 2007. In the future our Board will determine whether and in what amounts to declare dividends based on our earnings and cash flows, cash needs and any other factors our Board deems appropriate. It is unlikely that we will pay a dividend in the foreseeable future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MuniMae, together with the report thereon of KPMG LLP dated March 29, 2012, are in Item 15. Exhibits and Financial Statement Schedules at the end of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the SEC under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP; (3) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is a process that involves human diligence and compliance and is therefore subject to human error and misjudgment. In general, evaluations of effectiveness for future periods are subject to risk as controls may become inadequate due to changes in conditions or the degree of compliance with key processes or procedures could deteriorate. Furthermore, the Company’s assessment as of December 31, 2011 was limited to controls in place at year-end 2011, some of which were new processes put into place during the year-end financial reporting process. Until these processes are in place and tested over a longer time period there is a risk that some of the associated controls may not be deemed effective in the future.

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the company’s internal control over financial reporting as of December 31, 2011 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at December 31, 2011, based on the criteria in Internal Control – Integrated Framework issued by COSO.

Review of Previously Identified Material Weaknesses

This section discusses management’s identification and remediation of identified material weaknesses in internal control over financial reporting that were previously disclosed in the Company’s 2010 Annual Report on Form 10-K. Assessments of internal control over financial reporting were not completed for the periods 2006 – 2010, due to the company’s restatement and focus on filing financial reports in a timely manner. A “material weakness” as defined by Public Company Accounting Oversight Board Auditing Standard No. 5, “ An Audit of Internal Control over Financial Reporting That is Integrated with an Audit of Financial Statements” (“Auditing Standard No. 5”) is “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.”  A “deficiency” in internal control over financial reporting as defined by Auditing Standard No. 5 “exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.”

Overall Control Environment

The overall control environment previously was deemed to have material weaknesses as evidenced by our inability to file timely financial statements for periods before we filed our 2010 Annual Report on Form10-K on March 31, 2011. The previous specific weaknesses identified were:

•	We did not have processes in place to provide timely management or supervisory review of our financial statements and significant accounting transactions.

•	We did not maintain an accounting policy function that was timely in the review and updating of our accounting policies, procedures and evaluation of significant transactions.

•	There were significant estimates and judgments related to the application of our accounting policies, especially in the valuation area, and we were not timely in the preparation or review of our accounting policies and accounting implementation related to these judgmental areas.

•	We did not document our key accounting and reporting processes and related internal controls associated with those processes.

The overall control environment weaknesses described above also contributed to the existence of the material weaknesses outlined below.

Valuations

We did not maintain effective controls over the determination of fair values related to our bond portfolio. More specifically, we did not review and validate the broker quotes supporting our bond values.

Consolidation Accounting

We did not maintain effective controls over the accounting for our variable interests in variable interest entities.  More specifically, the consolidation accounting assessment related to these areas was not performed timely, and in some cases our initial conclusions were not correct.  In addition, our initial allocation of income related to our interests was not correct.

Equity Method Accounting

We did not maintain effective controls to ensure accurate application of the equity method of accounting for investments in the Company’s partnerships. More specifically, we did not conduct timely reviews of the underlying financial results of our LIHTC funds’ investments in Lower Tier Property Partnerships.

Remediation of Material Weaknesses

Overall Control Environment

The Company has implemented numerous policies and processes to ensure the overall control environment is strengthened and operating effectively. More specifically, all of the Company’s key processes have been formally documented and key controls have been identified or put in place to ensure the Company has adequate disclosure controls and internal controls over financial reporting that will provide for the timely preparation and filing of financial statements that are in compliance with GAAP. The Company has also improved the accounting process for communicating and documenting the accounting for key business decisions, transactions or other actions that may impact the Company’s financial statements. In addition, senior management is actively involved in the review of the accounting for key transactions, the review of the Company’s financial statements and deliberating on events subsequent to the reporting period end that may impact the Company’s financial statements. Finally the Company has eliminated the use of non-GAAP financial measures as part of its management bonus plan.

Valuations

The Company has formalized and strengthened its processes related to all its assets and liabilities that have potential valuation determinations under GAAP. The bond portfolio, as the Company’s largest asset class that is subject to fair value accounting, is subject to an internal Valuation Committee review each quarter. Significant model inputs and assumptions, quarter-to-quarter value fluctuations, collateral reviews, back testing of values against market transactions and other factors influencing the bonds values are reviewed and approved by the Valuation Committee (comprised of the CEO, CFO, EVP of Asset Management and Credit and the EVP & Treasurer). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Bond Portfolio” for a description of the Company’s valuation process for bonds. In addition to bonds, the Company’s other assets and liabilities that have fair value accounting or disclosure requirements are reviewed and approved by the Valuation Committee.

Consolidation Accounting

The Company has implemented improved consolidation procedures, which includes obtaining financial data for each entity each period, reviewing the data for consistency, identifying any conforming entries such as situations where the parent accounting differs from the investee accounting and identifying intercompany elimination entries. Consolidation schedules are compiled to facilitate consolidation accounting for each applicable business unit, and schedules undergo a multilevel supervisory review prior to being posted.

Additionally, a deconsolidation analysis of the Company’s balance sheet and income statement is performed. The deconsolidation analysis provides a view of the Company’s financial statements without the impact of consolidation and compares that to the financial statements with the impact of consolidation. This allows the Company to ensure that the consolidation and the allocation of income between the Company and the non-controlling interest holders are accurate.

Equity Method Accounting

The Company’s only significant remaining equity investments are the Company’s investment in Lower Tier Property Partnerships that are owned by the Company’s LIHTC funds. The Company’s general partnership interest in the LIHTC Funds ranges from 0.01% to 0.04% and therefore the Company’s economic interest in these Lower Tier Property Partnerships ranges from 0.01% to 0.04%. Nevertheless, the Company consolidates these funds and accounts for these investments under the equity method. The Company has put into place procedures to review each quarter end all of these properties’ operating results and financial statements in order to ensure the equity accounting is proper. This review is subject to higher levels of review, including the CFO and other executives for properties that may have performance or other issues that may impact our equity accounting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to Officers, Employees and Directors, a copy of which is available on the Company’s website at www.munimae.com.

The remaining information required to be furnished by this Item 10 is contained in the Company’s Proxy Statement for its 2012 Annual Shareholders’ Meeting under the captions “Information about the Company’s Directors,” “Board of Directors Matters,” “Identification of Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required to be furnished by this Item 11 is contained in the Company’s Proxy Statement for its 2012 Annual Shareholders’ Meeting under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be furnished by this Item 12 is contained in the Company’s Proxy Statement for its 2012 Annual Shareholders’ Meeting under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished by this Item 13 is contained in the Company’s Proxy Statement for its 2012 Annual Shareholders’ Meeting under “Related Party and Affiliate Transactions” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this Item 14 is contained in the Company’s Proxy Statement for its 2012 Annual Shareholders’ Meeting under “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The following is a list of the consolidated financial statements included at the end of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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

MUNICIPAL MORTGAGE & EQUITY, LLC

	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
Dated: March 29, 2012		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone		March 29, 2012
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Lisa M. Roberts		March 29, 2012
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)

By:	/s/ Mark K. Joseph		March 29, 2012
	Name:	Mark K. Joseph
	Title:	Chairman of the Board of Directors

By:	/s/ Charles C. Baum		March 29, 2012
	Name:	Charles C. Baum
	Title:	Director

By:	/s/ Francis X. Gallagher		March 29, 2012
	Name:	Francis X. Gallagher
	Title:	Director

S-1

By:	/s/ Douglas A. McGregor		March 29, 2012
	Name:	Douglas A. McGregor
	Title:	Director

By:	/s/ Fred N. Pratt, Jr.		March 29, 20112
	Name:	Fred N. Pratt, Jr.
	Title:	Director

By:	/s/ Frederick W. Puddester		March 29, 2012
	Name:	Frederick W. Puddester
	Title:	Director

S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Municipal Mortgage & Equity, LLC:

We have audited the accompanying consolidated balance sheets of Municipal Mortgage & Equity, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Municipal Mortgage & Equity, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the Company’s consolidated financial statements, the Company has been negatively impacted by the deterioration of the capital markets and has liquidity issues which have resulted in the Company having to sell assets and work with its creditors to restructure or extend its debt arrangements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

Baltimore, Maryland

March 29, 2012

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$42,116	$32,544
Restricted cash	4,859	24,987
Bonds available-for-sale (includes $1,008,881 and $1,197,180 pledged as collateral)	1,021,628	1,231,036
Loans held for investment, net of allowance for loan losses (includes $9,804 and $53,096 pledged as collateral)	10,425	53,933
Loans held for sale (includes $317 and $18,024 pledged as collateral)	525	18,989
Investment in preferred stock (includes zero and $2,000 pledged as collateral)	36,371	36,371
Investments in unconsolidated ventures (includes $6,666 and $6,779 pledged as collateral)	6,713	6,842
Derivative assets	5,476	6,812
Other assets (includes $5,295 and $12,527 pledged as collateral)	29,971	46,027
Assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	45,813	36,082
Investments in Lower Tier Property Partnerships	386,275	436,971
South African Fund investments	108,329	78,222
Real estate, net	115,609	20,368
Other assets	29,553	30,352
Total assets of consolidated funds and ventures	685, 579	601,995
Total assets	$1,843,663	$2,059,536

LIABILITIES AND EQUITY
Debt	$1,043,638	$1,277,415
Guarantee obligations	1,933	7,235
Accounts payable and accrued expenses	15,638	18,890
Derivative liabilities	22,155	20,153
Other liabilities	8,125	7,623
Liabilities of consolidated funds and ventures:
Debt	23,902	3,709
Unfunded equity commitments to Lower Tier Property Partnerships	17,033	20,970
Other liabilities	6,189	3,136
Total liabilities of consolidated funds and ventures	47,124	27,815
Total liabilities	$1,138,613	$1,359,131

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 and $173,000 at December 31, 2011 and 2010, respectively	$155,033	$168,686
Noncontrolling interests in consolidated funds and ventures (net of $1,533 and $1,922 of subscriptions receivable)	545,185	569,556
Common shareholders’ equity (deficit):
Common shares, no par value (40,602,161 and 40,204,049 shares issued and outstanding and 1,517,756 and 647,782 non-employee directors’ and employee deferred shares issued at December 31, 2011 and 2010, respectively)	(99,222)	(130,466)
Accumulated other comprehensive income	104,054	92,629
Total common shareholders’ equity (deficit)	4,832	(37,837)
Total equity	705,050	700,405
Total liabilities and equity	$1,843,663	$2,059,536

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2011	2010
REVENUE
Interest income:
Interest on bonds	$79,947	$84,864
Interest on loans	2,103	6,663
Interest on short-term investments	117	170
Total interest income	82,167	91,697

Fee and other income:
Income on preferred stock investment	6,228	6,524
Other income	3,099	6,528
Total fee and other income	9,327	13,052

Revenue from consolidated funds and ventures	8,572	2,928
Total revenue	100,066	107,677

EXPENSES
Interest expense	57,024	66,573
Salaries and benefits	10,945	12,185
General and administrative	5,150	7,460
Professional fees	8,634	14,641
Impairment on bonds	12,815	20,561
Provision for loan losses	858	4,440
Other expenses	3,237	10,479
Expenses from consolidated funds and ventures	33,442	8,841
Total expenses	132,105	145,180

Net gains on bonds	13,465	3,212
Net (losses) gains on loans	(835)	5,689
Net losses on derivatives	(8,999)	(7,924)
Net (losses) gains on sale of real estate	(123)	3,500
Net gains on early extinguishments of liabilities	875	7,328
Net gains related to consolidated funds and ventures	12,241	2,852
Net gains due to consolidation	27,992	–
Equity in losses from unconsolidated ventures	(414)	(217)
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(35,751)	(46,658)
Loss from continuing operations before income taxes	(23,588)	(69,721)
Income tax (expense) benefit	(239)	772
Income (loss) from discontinued operations, net of tax	5,018	(3,508)
Net loss	(18,809)	(72,457)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(9,598)	(9,865)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	56,405	53,854
Related to discontinued operations	–	(241)
Net income (loss) to common shareholders	$27,998	$(28,709)

Basic and diluted loss per common share:
Income (loss) per common share	$0.68	$(0.71)
Weighted-average common shares outstanding	41,129	40,548

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended December 31,
	2011	2010

Net loss	$(18,809)	$(72,457)

Other comprehensive income allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	32,972	14,591
Reversal of unrealized gains on sold/redeemed bonds	(5,465)	(3,367)
Reclassification of unrealized bond losses to operations	12,815	20,561
Reclassification of unrealized bond gains to operations due to consolidation of funds and ventures	(27,992)	–
Total unrealized gains on bonds available-for-sale	12,330	31,785
Foreign currency translation adjustment	(905)	910
Other comprehensive income allocable to common shareholders	11,425	32,695

Other comprehensive income (loss) allocable to noncontrolling interest: Foreign currency translation adjustment for SA Fund and IHS	(20,226)	6,884

Comprehensive loss	$(27,610)	$(32,878)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Total		Noncontrolling
			Accumulated	Common	Perpetual	Interest in
			Other	Shareholders’	Preferred	Consolidated
			Comprehensive	Equity	Shareholders’	Funds and	Total
	Common Shares		Income (Loss)	(Deficit)	Equity	Ventures	Equity
	Number	Amount
Balance, January 1, 2010	40,363	$(101,876)	$59,934	$(41,942)	$168,686	$567,383	$694,127
Net (loss) income	–	(28,709)	–	(28,709)	9,865	(53,613)	(72,457)
Other comprehensive income	–	–	32,695	32,695	–	6,884	39,579
Distributions	–	–	–	–	(9,865)	(6,236)	(16,101)
Common, restricted and deferred shares issued under employee and non-employee director share plans	488	116	–	116	–	–	116
Mark to market activity for liability classified awards previously classified as equity	–	3	–	3	–	–	3
Contributions	–	–	–	–	–	37,812	37,812
Net change due to consolidation or disposition	–	–	–	–	–	17,326	17,326
Balance, December 31, 2010	40,851	$(130,466)	$92,629	$(37,837)	$168,686	$569,556	$700,405
Net income (loss)	–	27,998	–	27,998	9,598	(56,405)	(18,809)
Other comprehensive income (loss)	–	–	11,425	11,425	–	(20,226)	(8,801)
Distributions	–	–	–	–	(9,598)	(3,456)	(13,054)
Common, restricted and deferred shares issued under employee and non-employee director share plans	1,268	93	–	93	–	–	93
Preferred share repurchases	–	3,153	–	3,153	(13,653)	–	(10,500)
Contributions	–	–	–	–	–	55,716	55,716
Balance, December 31, 2011	42,119	$(99,222)	$104,054	$4,832	$155,033	$545,185	$705,050

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,809)	$(72,457)
Less net loss attributable to noncontrolling interests	(46,807)	(43,748)
Net income (loss) to common shareholders	27,998	(28,709)
Adjustments to reconcile net income (loss) to common shareholders to net cash provided by (used in) operating activities:
Net gains on sales of bonds and loans	(12,629)	(8,901)
Net (gains) losses on sales of real estate and other investments	(3,620)	1,665
Net gains due to consolidation	(27,992)	–
Net gains related to consolidated funds and ventures	(12,241)	(2,852)
Provisions for credit losses and impairment	31,782	26,557
Equity in losses, net from equity investments in partnerships	36,148	46,875
Net losses allocable to noncontrolling interests from consolidated funds and ventures	(56,405)	(53,614)
Income allocable to perpetual preferred shareholders of a subsidiary company	9,598	9,865
Purchases, advances on and originations of loans held for sale	(196)	(375)
Principal payments and sales proceeds received on loans held for sale	4,722	15,920
Change in income tax receivables and payables	2,753	9,224
Net gains on early extinguishment of liabilities	(875)	(7,328)
Depreciation and amortization	18,031	14,915
Other	(2,674)	(2,753)
Net cash provided by operating activities	14,400	20,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(10,000)	(5,950)
Principal payments and sales proceeds received on bonds	84,643	51,037
Advances on and originations of loans held for investment	(4,167)	(94)
Principal payments received on loans held for investment	24,070	39,675
Investments in property partnerships	(46,460)	(47,995)
Proceeds from the sale of real estate and other investments	17,107	5,879
Decrease in restricted cash and cash of consolidated funds and ventures	12,697	16,413
Capital distributions received from investments in partnerships	1,155	683
Net cash provided by investing activities	79,045	59,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing activity	12,449	14,248
Repayment of borrowings	(127,690)	(100,438)
Payment of debt issue costs	(1,054)	(1,198)
Contributions from holders of noncontrolling interests	55,960	37,812
Distributions paid to holders on noncontrolling interests	(3,456)	(6,236)
Distributions paid to perpetual preferred shareholders of a subsidiary company	(9,582)	(9,865)
Repurchase and retirement of perpetual preferred shares	(10,500)	–
Net cash used in financing activities	(83,873)	(65,677)

Net increase in cash and cash equivalents	9,572	14,460

Unrestricted cash and cash equivalents at beginning of year	32,544	18,084

Unrestricted cash and cash equivalents at end of year	$42,116	$32,544

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(in thousands)

	For the year ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$49,091	$55,688
Income taxes paid	202	42
Interest capitalized	–	–

Non-cash investing and financing activities:
Unrealized (losses) gains included in other comprehensive income	(8,801)	39,579
Debt assumed upon acquisition of interests in securitization trusts	1,183	634
Debt and liabilities extinguished through sales and collections on bonds and loans	116,261	93,617
Increase (decrease) in unfunded commitments for equity investments	615	(20,100)
Assets received in troubled debt restructuring	–	9,450
Increase in assets due to initial consolidation of funds and ventures	3,915	45,692
Increase in liabilities and noncontrolling interests due to initial consolidation of funds and ventures	36,991	45,692
Decrease in assets due to deconsolidation of funds and ventures	–	29,141
Decrease in liabilities and noncontrolling interests due to deconsolidation of funds and ventures	–	25,107

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—description of the business and BASIS OF PRESENTATION

Except as expressly indicated or unless the context otherwise requires, the “Company,” “MuniMae,” “we,” “our” or “us” means Municipal Mortgage & Equity, LLC a Delaware limited liability company, and its majority owned subsidiaries.

Description of the Business

We were organized in 1996 as a Delaware limited liability company and are classified as a partnership for federal income tax purposes. We have essentially the same limited liability, governance and management structures as a corporation, but we are regarded as a pass-through entity for federal income tax purposes. Thus, our shareholders include their distributive shares of our income, deductions and credits on their individual tax returns. Many of our subsidiaries also are pass-through entities, and the taxable income, deductions and credits of those subsidiaries are passed through to our shareholders for inclusion on their tax returns. However, other of our subsidiaries are corporations that pay taxes on their own taxable income. The income, deductions and credits of those subsidiaries are not passed through to our shareholders for inclusion on their tax returns, but any taxable dividends or other taxable distributions we receive from those subsidiaries is passed through. Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099.

Our primary business is the management of our bond portfolio, which consists primarily of tax-exempt bonds issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts. Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is owned by MuniMae TE Bond Subsidiary, LLC (“TEB”), which held 93.2% of the carrying value of the Company’s bonds at December 31, 2011. TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae. These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash or other assets to MuniMae. TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, and the distributions of assets to MuniMae, and impose certain requirements in the event of merger, sale or consolidation.

Pursuant to TEB’s operating agreement, distribution of assets from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or a distribution other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to TEI if after such Restricted Payment is made TEB’s leverage ratio would be above the incurrence limit of 60% or TEB’s liquidation preferences ratios are not at amounts that would allow it to raise additional preferred equity senior to or on parity with the existing Series A, B, C and D preferred shares outstanding. TEB was below its maximum incurrence leverage and liquidation preference ratios at December 31, 2011.

All of TEB’s common stock is pledged to a creditor to support the Company’s collateral requirements related to certain debt and derivative agreements. During 2011, the Company operated under a forbearance agreement that was entered into in December 2009 with this creditor (“Counterparty”) which restricted the Company’s ability to utilize common distributions from TEB. On February 2, 2012, the Company entered into a further forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements until the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms. See Note 7, “Derivative Financial Instruments.”

We have a majority interest in International Housing Solutions S.a.r.l. (“IHS”), a company that was formed to raise funds to invest in affordable housing in overseas markets. IHS’s primary activity to date has been to sponsor, raise capital for and manage the business of the South Africa Workforce Housing Fund SA I (“SA Fund”) as the general partner of the SA Fund. The SA Fund invests directly or indirectly in housing development projects and housing sector companies in South Africa. We expect IHS to sponsor, raise capital for and manage additional funds similar to the SA Fund in the future. See Note 18, “Consolidated Funds and Ventures.”

We expect the management of our bond portfolio to remain our primary business even as we invest in the growth of other businesses such as IHS.

As more fully described below we have sold, liquidated or closed down substantially all of our non-bond related businesses and have residual assets and obligations in the following former business segments:

•	Tax Credit Equity (“TCE”) - A business which created investment funds and found investors for such funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds (“LIHTC Funds”)). The net assets, personnel and related resources to conduct our TCE business were sold in 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at December 31, 2011 and 2010. The Company’s general partner ownership interests of the LIHTC funds remaining at December 31, 2011 range from 0.01% to 0.04%. The Company has guarantees associated with these LIHTC funds. These guarantees, along with the Company’s ability to direct the activities of the LIHTC funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. See Note 18, “Consolidated Funds and Ventures.”

•	Agency Lending - A business which originated both market rate and affordable multifamily housing loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”); and collectively referred to as agencies (“Agencies”)) or through programs created by them. This division also sold permanent loans to third party investors, which were guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”). The net assets, personnel and related resources to conduct this business were sold in 2009 and we no longer originate these types of loans. However, we do have certain guarantees and indemnifications related to the sale of this business. See Note 4, “Investments in Preferred Stock.”

•	Renewable Energy – A business which financed, owned and operated renewable energy and energy efficiency projects. The net assets, personnel and related resources to conduct this business were sold in 2009. However, we continue to own general partner interests in a solar fund and we continue to own two solar projects. See Note 18, “Consolidated Funds and Ventures.”

•	Affordable Debt – A business which originated and invested in loans secured by affordable housing. We no longer perform these activities; however, at December 31, 2011 we still own loans from this business with carrying value of approximately $11.0 million, of which $2.8 million were subordinated loans. These loans are classified as either held for investment or held for sale.

Liquidity and Going Concern

Beginning with the capital crisis that started in late 2007, our business has changed dramatically because of market conditions in general and liquidity issues in our business in particular. As a result of these conditions, we sold various operating businesses at significant losses and dramatically cut our operating expenses in order to reduce our need for capital and create liquidity.  Today, our primary business is the management of our bond portfolio which consists primarily of investments in tax exempt bonds secured by affordable housing.

The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, and concessions from, our senior and subordinate debt holders such that none of our lenders are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements for at least the next 15 months, we do not have adequate liquidity to pay our subordinate debt obligations in full when various concessions expire, including those where the reduced rate will reset to a higher rate in April and May of 2012. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them. Also, our ability to pay our senior debt obligations beyond 15 months from now is highly dependent on future negotiations with certain of our creditors as well as future cash flow generated by our business.

The net interest income generated by our bond portfolio is dependent on the performance of the real estate assets which serve as collateral for these bonds. The bond portfolio is owned by various subsidiaries of the Company, and the net interest income generated from the bond portfolio is used primarily to fund our operating expenses and make payments on our senior debt and on our other debt obligations. There are contractual restrictions in place which limit the ability of our subsidiaries to distribute cash flow and other assets to us. Furthermore, the common stock of our most significant subsidiary is pledged to a senior creditor as collateral.

Our bond portfolio is leveraged, and the cash generated by the portfolio is subject to interest rate and debt roll-over risk. See Note 8, “Debt” for more information. If short-term rates rise, we will have lower cash distributions from the subsidiaries that own the bond portfolio. A significant increase in short-term rates could immediately impair our ability to pay even the senior debt of the Company. In addition to the leverage on our bond portfolio, our non-bond assets are also substantially leveraged.   As a result of these encumbrances, our ability to raise additional capital or issue new debt to generate liquidity is very limited.

Since 2008, the Company has operated under various forbearance agreements with its senior lenders. We recently extended all of our significant senior debt forbearance agreements through June of 2013. As these forbearances near expiration in June of 2013, our goal is to negotiate an agreement to amortize our remaining senior debt over a period of five years or more. Given the cash flow risks described above, there can be no assurances we will have adequate cash to make all of the payments due to our lenders or that we can successfully negotiate future concessions. Our senior creditors are under no obligation to accept any payment plans we may offer and our forbearance agreements could lapse if we do not perform.  The success of our business going forward is largely dependent on our ability to continue to obtain forbearance agreements and other creditor concessions and generate sufficient net interest income from our bond portfolio. More specifically, there is uncertainty as to whether management will be able to restructure or settle our non-bond related debt to both senior and subordinate creditors in a manner sufficient to allow our cash flow to support our debt obligations.

Although the Company recently repurchased a portion of its subordinate debt held by one of its creditors at a significant discount and extended the period during which interest is payable on that creditor’s remaining subordinate debt at the existing rate of 0.75%, we have another $108.3 million of subordinate debt with a pay rate of 0.75% that will reset to approximately 7.9% in April and May of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. See Note 8, “Debt” for more information.

The difficulty in managing all of the issues described above raises substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, commitments and contingencies and revenues and expenses. Management has made significant estimates in certain areas, including the determination of fair values for bonds, derivative financial instruments, guarantee obligations, and certain other assets and liabilities of consolidated funds and ventures. Management has made significant estimates in the determination of impairment on bonds and real estate investments. Actual results could differ materially from these estimates.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and of entities that are considered to be variable interest entities (“VIEs”) in which the Company is the primary beneficiary, as well as those entities in which the Company has a controlling financial interest, including wholly owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the operations of the entity are accounted for using the equity method of accounting.

The Company consolidates its bond securitization trusts as the Company is deemed to be the primary beneficiary. Therefore, the assets of these trusts are included within “Bonds available-for-sale” and the debt of these trusts is reported within “Debt.”

The Company consolidates IHS and eliminates all intercompany transactions and balances in consolidation. The activity and balances for IHS are reflected in the Company’s consolidated financial statements. Because the Company has an 82% interest in IHS, the activity and balances for IHS are not included in the financial statement line items that are identified as part of the Company’s consolidated funds and ventures. The financial statement line items identified as part of the Company’s consolidated funds and ventures are reserved for funds and ventures for which the Company has a minimal to no ownership interest.

IHS is the general partner for SA Fund. We also have a 2.7% limited partnership interest in the SA Fund. This limited partnership interest satisfies our share of IHS’s co-investment requirement as the SA Fund general partner. The Company consolidates the SA Fund and eliminates all intercompany transactions balances in consolidation. The activity and balances for the SA Fund are included in the financial statement line items that are identified as part of the Company’s consolidated funds and ventures for which the Company has a minimal to no ownership interest.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of investments in money market mutual funds and short-term marketable securities with original maturities of three months or less, all of which are readily convertible to cash. At December 31, 2011 and 2010, the Company’s unrestricted cash included TEB unrestricted cash of $24.7 million and $25.2 million, respectively; however, distributions of this cash to the Company are subject to TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and a Counterparty.

Restricted Cash

Restricted cash represents cash and cash equivalents restricted as to withdrawal or usage. The Company is required to maintain cash and cash equivalents under certain debt obligations, counterparty liquidity ratio agreements and to meet derivative collateral agreements.

Bonds

Bonds are classified as available-for-sale securities and are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. The Company records all unrealized losses (where the estimated fair value is less than the bonds’ unamortized cost basis) associated with the bond portfolio as an other-than-temporary impairment. Therefore, all unrealized losses are recorded in earnings. This treatment of unrealized losses is due to management’s belief that the current uncertainty in the marketplace, coupled with the Company’s liquidity concerns make it more likely than not that the Company will be unable to hold its bonds for the term required to recover the bonds’ unamortized cost basis.

Realized gains and losses on sales of these investments are measured using the specific identification method and are recognized in earnings at the time of disposition. For most of our performing bonds, the Company estimates fair value based on discounting the cash flows that it expects to receive using current estimates of market discount rates. If observable market quotes are available, the Company will estimate the fair value based on that quoted price. For non-performing bonds, the Company estimates the fair value by using an estimate of the collateral value in recognition of the Company’s right to foreclose on the underlying real estate serving as collateral. Estimates of collateral values are derived from a number of sources including purchase/sale agreements, appraisals and/or broker opinions of value. If the sales price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs.

The Company recognizes interest income over the contractual terms of the bonds using the effective interest method, including the effects of premiums and discounts, as well as deferred fees and costs. Contingent interest on participating bonds is recognized when the contingencies are resolved. Bonds are placed on non-accrual status when any portion of principal or interest is 90 days past due or the date after which collectability of principal or interest is not reasonably assured. The Company applies interest payments received on non-accrual bonds first to accrued interest and then as interest income. Bonds return to accrual status when principal and interest payments become current and future payments are anticipated to be fully collectible. Proceeds from the sale or repayment of bonds greater or less than their amortized cost (which would include any previously recorded impairment charges) are recorded as realized gains or losses and any previously unrealized gains included in accumulated other comprehensive income are reversed.

Loans

The Company classified all of its loans as held for sale (“HFS”) with the exception discussed below. The Company believes it no longer has the ability and intent to hold its loans for the foreseeable future or until maturity due to the Company’s liquidity concerns. HFS loans are carried at the lower of cost or market (“LOCOM”) with the excess of the loan’s cost over its fair value recognized as a reduction to income through “Net (losses) gains on loans” and an offsetting reduction to the loan’s carrying amount. Loan basis adjustments (e.g., net deferred origination fees and costs) are included in the cost basis of the loan and are not amortized. The Company determines any LOCOM adjustments on a specific loan basis.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable incurred losses attributable to the HFI loan portfolio. Additions to the allowance for loan losses are made through the “Provision for loan losses.” When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged off against the allowance for loan losses. Any subsequent recoveries are recorded directly to the provision for loan losses.

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

Transfers of Financial Assets

Bonds

The Company’s bond securitizations are accounted for as secured borrowings and substantially all securitization trusts are consolidated as the Company is deemed to be the primary beneficiary. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to have been surrendered when (1) the assets have been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing transaction. Financial assets transferred in transactions that are treated as sales are removed from the Company’s balance sheet and any realized gain or loss is reflected in earnings at the time of sale. Financial assets transferred in transactions that are treated as financings are maintained on the consolidated balance sheets with proceeds received from the legal transfer reflected as debt.

Equity Method Investments

The Company has invested in certain private partnerships or limited liability companies that are engaged in the real estate business. If the Company has the ability to exercise significant influence over the operations of the entity (which generally occurs when the Company holds at least 20% of the investee’s voting common stock) or the Company has more than a minor investment in a limited partnership or limited liability company (which is generally greater than 3% to 5%), the investment is accounted for using the equity method. These investments are included within “Investments in unconsolidated ventures.”

The Company also has a general partnership interest in several LIHTC Funds that were not part of the sale of the TCE business in 2009. There are 11 LIHTC Funds that are consolidated by the Company, as the Company was deemed to the primary beneficiary. The LIHTC Funds have limited partner investments in affordable housing property partnerships, which are the entities that own the affordable housing properties. The general partners of these affordable housing property partnerships are considered the primary beneficiaries; therefore, the Company does not consolidate these property partnerships. These property partnerships are accounted for under the equity method and classified as “Investments in Lower Tier Property Partnerships.” A lower tier property partnership (“Lower Tier Property Partnership”) is defined as a partnership formed by a developer to develop or hold and operate real estate investments for investors.

Under the equity method, the Company’s investment in the partnership is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses from the partnership and the amortization of any investment basis differences after the date of acquisition. The Company and its consolidated LIHTC Funds must periodically assess the appropriateness of the carrying amount of its equity method investments to ensure the investment amount is not other-than-temporarily impaired. The LIHTC Funds use a gross (undiscounted) cash flow approach when assessing and measuring their equity investments for impairment. These cash flows include the future tax credits and tax benefits from net operating losses and any residual value of the properties.

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

Investment in Preferred Stock

The Company accounts for the investment in preferred stock using the historical cost approach and tests for impairment at each balance sheet date.  An impairment loss is recognized if the carrying amount of the preferred stock is not considered recoverable and exceeds its fair value.

Real Estate and Real Estate Owned

In some cases, certain Lower Tier Property Partnerships are consolidated by the Company, due to the Company assuming the general partner role through a transfer of the general partner interest as a result of issues with the property or the developer (“consolidated Lower Tier Property Partnerships” or “GP Take Backs”) or due to the Company having a controlling interest in the Lower Tier Property Partnership.  Generally, the assets held by these Lower Tier Property Partnerships are affordable multifamily housing properties financed with tax credit equity and/or tax-exempt bonds.  In many cases, the Company owns an interest in the tax credit equity investment and/or the bond used to finance the property. The real estate related to GP Take Backs is reported in “Real estate, net” under “Assets of consolidated funds and ventures.” See Note 18, “Consolidated Funds and Ventures.”

The Company also has real estate investments where the Company is the sole or majority owner. In some cases, the Company, as the creditor to the property, has obtained the real estate as a result of foreclosure or deed-in-lieu of foreclosure. This real estate is reported within “Other assets” on the consolidated balance sheets. See Note 6, “Other Assets” for details on Other assets.

The Company records real estate assets initially at fair value and then periodically assesses the appropriateness of the carrying amount of real estate assets upon the identification of triggering events based on the real estate’s performance.  If a triggering event has occurred, the Company uses an undiscounted cash flow approach (based on projected net operating income, future tax credits and net proceeds from sales) to assess recoverability and then, where undiscounted cash flows are less than the carrying value of the property, measures impairment based on the fair value of the real estate investments.

Consolidated Funds and Ventures

In addition to the Company’s wholly owned subsidiaries, the Company consolidates certain entities that are not wholly owned.  These entities include the LIHTC Funds, the SA Fund, certain real estate partnerships, the solar fund and two non-profit organizations.  Because the Company generally has a minimal or no ownership interest in these entities, all assets, liabilities, revenues, expenses, equity in losses from unconsolidated entities and net losses allocable to noncontrolling interest holders related to these entities are separately identified in the consolidated balance sheets and statements of operations. See Note 18, “Consolidated Funds and Ventures.”

SA Fund Investments

These investments are private real estate investments made by the SA Fund in housing development projects and housing sector companies in South Africa. These investments are carried at fair value with changes in fair value reported through “Net gains related to consolidated funds and ventures.” See Note 18, “Consolidated Funds and Ventures.”

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

The SA Fund holds foreign currency derivative contracts that are carried at fair value. The SA Fund has not designated its derivatives as hedging instruments for accounting purposes. As a result, changes in the fair value of derivatives are recorded through current period earnings in “Net gains related to consolidated funds and ventures.” See Note 18, “Consolidated Funds and Ventures.”

Guarantee Obligations

As discussed in Note 4, “Investment in Preferred Stock,” the Company retained an obligation to absorb losses for payments the purchaser may be required to make under certain loss sharing arrangements. The Company also has financial guarantees related to specific property performance guarantees and payment guarantees made in conjunction with the sale or placement of assets with third parties. See Note 11, “Guarantees and Collateral.”

Unfunded Equity Commitments

The LIHTC Funds have entered into partnership agreements as the limited partners of Lower Tier Property Partnerships that require future contribution of capital. These capital commitments will continue for a period of time, generally during the construction and lease up of the properties in which the LIHTC Fund invested. The Company recognizes a liability when it is probable that the equity commitment will be funded in the future. These unfunded equity contributions are classified as “Investments in Lower Tier Property Partnerships” and “Unfunded equity commitments to Lower Tier Property Partnerships,” respectively.

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans using the liability method of accounting. Compensation expense is based on the fair value of the instrument as of the reporting date, adjusted to reflect the vesting schedule. Subsequent compensation expense is determined by changes in the fair value of the instrument at subsequent reporting dates, continuing through the settlement date. The Company accounts for its director stock-based compensation plans using the equity method of accounting.  Compensation expense is based on the fair value of the instrument at the grant date.

Income (Loss) per Share

Basic and diluted income (loss) per common share is computed by dividing net income (loss) to the common shareholders by the weighted-average number of common shares outstanding. For the years ended December 31, 2011 and 2010, none of the employee stock options were in the money. Therefore, these options would not have a dilutive impact on the basic per common share measurement.

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

Reclassifications

The Company made reclassifications to discontinued operations on its previously issued 2010 consolidated statement of operations as a result of certain discontinued operations occurring in 2011.

Note 2—BONDS AVAILABLE-FOR-SALE

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at December 31, 2011 and 2010:

	December 31, 2011
	Unpaid
	Principal	Basis	Unrealized	Unrealized
(in thousands)	Balance	Adjustments (1)	Losses	Gains	Fair Value
Mortgage revenue bonds	$977,326	$(8,932)	$(124,580)	$82,005	$925,819
Other bonds	103,234	(3,109)	(26,685)	22,369	95,809
Total	$1,080,560	$(12,041)	$(151,265)	$104,374	$1,021,628

	December 31, 2010
	Unpaid
	Principal	Basis	Unrealized	Unrealized
(in thousands)	Balance	Adjustments (1)	Losses	Gains	Fair Value
Mortgage revenue bonds	$1,181,450	$(7,852)	$(145,684)	$69,883	$1,097,797
Other bonds	164,038	(13,369)	(39,590)	22,160	133,239
Total	$1,345,488	$(21,221)	$(185,274)	$92,043	$1,231,036

(1)	Includes premiums, discounts and deferred costs.

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

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had an aggregate fair value of $9.6 million and $40.2 million at December 31, 2011 and 2010, respectively. For all but $1.9 million of fair value, the Company also holds the related senior bond.

Mortgage revenue bonds can be non-participating or participating. Participating mortgage revenue bonds allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. The Company’s participating mortgage revenue bonds had an aggregate fair value of $14.4 million and $52.9 million at December 31, 2011 and 2010, respectively. Both the stated and participating interest on the Company’s mortgage revenue bonds are exempt from federal income tax. However, a significant portion of the tax exempt income from mortgage revenue bonds is subject to inclusion in a shareholder’s alternative minimum tax (“AMT”) calculation for federal income tax purposes.

Other Bonds

Other bonds are primarily municipal bonds issued by community development districts or other municipal issuers to finance the development of community infrastructure supporting single-family housing and mixed-use and commercial developments such as storm water management systems, roads and community recreational facilities. In some cases these bonds are secured by specific payments or assessments pledged by the issuers or incremental tax revenue generated by the underlying properties. The income on these bonds is exempt from federal income tax and is generally not included in shareholders’ AMT calculation.

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at December 31, 2011.

	December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$–	$–
Due between one and five years	–	–
Due between five and ten years	–	–
Due after ten years	2,448	3,333
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	914,806	1,018,295
	$917,254	$1,021,628

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction or penalty at December 31, 2011, as well as the year in which the remaining portfolio becomes prepayable without restriction or penalty.

	December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions or penalties at December 31, 2011	$48,372	$50,382
2012	23,798	24,191
2013	14,643	15,320
2014	9,357	9,714
2015	4,245	4,476
Thereafter	736,251	824,089
Bonds that may not be prepaid	80,588	93,456
Total	$917,254	$1,021,628

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $65.9 million and $83.6 million at December 31, 2011and 2010, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $3.1 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at December 31, 2011 and 2010.

	December 31,	December 31,
(in thousands)	2011	2010
Total current	$952,676	$1,139,143
30-59 days past due	5,458	22,355
60-89 days past due	–	–
Greater than 90 days	63,494	69,538

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $61.6 million and $22.4 million for the years ended December 31, 2011 and 2010, respectively. In connection with the 2011 sales and redemptions, the Company used cash of $22.6 million to pay down its bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net (losses) gains on bonds” for bonds sold or redeemed during the years ended December 31, 2011 and 2010, as well as for bonds still in the Company’s portfolio at December 31, 2011 and 2010, respectively.

	For the year ended December 31,
(in thousands)	2011	2010
Bond impairment recognized on bonds held at each period-end	$(11,516)	$(19,944)
Bond impairment recognized on bonds sold/redeemed during each period	(1,299)	(617)
Losses recognized at time of sale/redemption	(1,036)	–
Gains recognized at time of sale/redemption (1)	14,501	3,212
Total net gains (losses) on bonds	$650	$(17,349)

(1)	Includes $5.0 million related to a bond that was still held at December 31, 2011. During the fourth quarter of 2011, the Company received $10.8 million in principal paydowns on contractually due principal of $15.2 million; however, due to previously recorded impairments, the bond’s amortized cost basis was $5.8 million at September 30, 2011.

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bonds over the construction or renovation period. Since September 30, 2010 there have been no unfunded bond commitments.

Note 3—Loans HELD FOR INVESTMENT and loans held for salE

The Company has loans classified as HFS and HFI.

Loans Held for Sale

The following table summarizes the cost basis of loans held for sale and the LOCOM adjustment to record these loans at the lower of cost or market at December 31, 2011 and 2010:

	December	December 31,
(in thousands)	31, 2011	2010
Cost basis	$10,345	$28,681
LOCOM Adjustment	(9,820)	(9,692)
Loans held for sale, net	$525	$18,989

At December 31, 2011, the majority of these loans are permanent loans.

Outstanding loan balances included net deferred fee income of $0.5 million and $0.4 million at December 31, 2011 and 2010, respectively.

The carrying value of non-accrual loans was zero and $0.7 million at December 31, 2011 and 2010, respectively.

The Company recorded cash proceeds on loan sales and pay-offs of $17.2 million and $38.9 million and corresponding net gains on loan sales and pay-offs of zero and $2.5 million for the years ended December 31, 2011 and 2010, respectively.

The following table summarizes the activity in LOCOM adjustments for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010
Balance-January 1,	$9,692	$32,582
LOCOM adjustments, decrease (increase) in value	984	(208)
Charge-offs, net	(856)	(22,682)
Balance-December 31,	$9,820	$9,692

Loans Held for Investment

The following table summarizes HFI loans at December 31, 2011 and 2010:

	December 31,	December 31,
(in thousands)	2011	2010
Cost basis	$44,138	$87,646
Allowance for loan losses	(33,713)	(33,713)
Loans held for investment, net	$10,425	$53,933

At December 31, 2011, the majority of these loans are land loans or bridge loans. Bridge loans are short-term or intermediate term loans secured with either a first mortgage position or a subordinated position used to finance the acquisition of and improvements on transitional properties until their conversion to permanent financing.

Outstanding loan balances included net deferred fee income of $0.4 million at December 31, 2011 and 2010.

The carrying value of non-accrual loans was $7.4 million and $7.5 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010 there were no loans held for investment which were past due 90 days or more and still accruing interest.

The following table provides an aging analysis for the carrying value of loans held for investment at December 31, 2011 and 2010:

	December 31,	December 31,
(in thousands)	2011	2010
Total current	$2,981	$46,472
30-59 days past due	–	–
60-89 days past due	–	–
Greater than 90 days	7,444	7,461

The following table summarizes the carrying value of loans held for investment that were specifically identified as impaired at December 31, 2011 and 2010:

	December 31,	December 31,
(in thousands)	2011	2010
Impaired loans with a specific reserve	$9,304	$9,450

Average carrying value of impaired loans	$9,362	$9,847

The unpaid principal balance of impaired loans was $44.8 million and $45.0 million at December 31, 2011 and 2010, respectively. The Company recognized $0.5 million on a cash basis, of interest income on impaired loans for the years ended December 31, 2011 and 2010.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010
Balance-January 1,	$33,713	$29,238
Provision for loan losses	(858)	4,440
Charge-offs, net	858	35
Balance-December 31,	$33,713	$33,713

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans. There were no unfunded loan commitments at December 31, 2011.

See Note 18, “Consolidated Funds and Ventures,” for discussion of the Company’s loans related to consolidated funds and ventures.

Note 4—INVESTMENTS IN PREFERRED STOCK

As partial consideration for the Company’s sale of its Agency Lending business in May 2009, the Company received three series of preferred stock from the purchaser with a par amount of $47.0 million: Series A Preferred units of $15.0 million, Series B Preferred units of $15.0 million and Series C Preferred units of $17.0 million, which entitles the Company to receive cumulative quarterly cash distributions at annualized rates of 17.5%, 14.5% and 11.5%, respectively.  As part of the sale, the Company agreed to reimburse the purchaser up to a maximum of $30.0 million over the first four years after the sale date (expiring May 15, 2013), for payments the purchaser may be required to make under loss sharing arrangements with Federal National Mortgage Association (“Fannie Mae”) and other government-sponsored enterprises or agencies with regard to loans they purchased from us.  The Series B and Series C preferred stock agreements have a provision that provides for this loss sharing reimbursement to be satisfied, if necessary, by cancellation of Series C Preferred units and then Series B Preferred units, rather than by cash.  On the Agency Lending business sale date, the Company recorded the estimated fair value of the preferred stock of $37.7 million.

Subsequent to the sale, the Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value. The carrying value of the preferred stock was $36.4 million at December 31, 2011 and 2010. The estimated fair value of the preferred stock was $39.3 million and $37.5 million at December 31, 2011 and 2010, respectively. The Company did not record impairment charges on the preferred stock for the year ended December 31, 2011. The Company recorded impairment charges on the preferred stock of $0.5 million for the year ended December 31, 2010. Since the inception date and through December 31, 2011, the Company cancelled $3.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement. In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit. At December 31, 2011, the unpaid principal amount on the stock was $42.0 million

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at December 31, 2011 and 2010 the fair value of this obligation was zero and $0.4 million, respectively. See Note 11, “Guarantees and Collateral.” Since the sale of the Agency Lending business and through December 31, 2011, the Company incurred $1.7 million in realized losses related to these specific loans.

Note 5—INVESTMENTS IN unconsolidated ventures

The following table summarizes the investments in unconsolidated ventures at December 31, 2011 and 2010:

	December 31,	December 31,
(in thousands)	2011	2010
Investments in Real Estate Related Entities	$6,713	$6,842

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

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures in which the Company holds an equity investment at December 31, 2011 and 2010:

	December 31,	December 31,
(in thousands)	2011	2010
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$50,968	$66,601
Total liabilities (primarily debt)	20,693	22,600

The following table displays the net loss for the years ended December 31, 2011 and 2010 for the ventures in which the Company holds an equity investment:

	For the year ended December 31,
(in thousands)	2011	2010
Net (loss) income	$(5,228)	$2,673

Note 6—OTHER ASSETS

The following table summarizes other assets at December 31, 2011 and 2010:

	December 31,	December 31,
(in thousands)	2011	2010
Other assets:
Accrued interest receivable	$7,817	$10,793
Property and equipment, net	812	1,453
State tax receivables, net	2,828	5,539
Debt issue costs, net	9,211	10,349
Real estate owned, held for use	5,295	13,231
Other assets	4,008	4,662
Total other assets	$29,971	$46,027

Property and equipment are recorded at cost, net of accumulated depreciation and amortization, which was $4.1 million and $3.8 million at December 31, 2011 and 2010, respectively. Depreciation expense totaled $0.6 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which generally range from five to fifteen years, depending on the asset or the lease term for leasehold improvements.

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $2.3 million and $2.2 million at December 31, 2011 and 2010, respectively, has been recorded through other liabilities. During 2011, the Company received $2.7 million in state tax refunds.

Real estate owned represents foreclosed property or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on debt owed to the Company. At December 31, 2011 and 2010, the Company had two parcels of undeveloped land with a carrying value of $5.3 million. At December 31, 2010, the Company had a senior living facility with a carrying value of $7.9 million classified as held for investment. At June 30, 2011, this property was classified as held for sale and was then sold in December 2011 for $11.4 million in gross proceeds. Net proceeds in excess of the carrying value resulted in a gain on sale of $3.5 million recorded through discontinued operations. The property operations are also reflected through discontinued operations. See Note 17, “Discontinued Operations,” for more information.

On January 20, 2012, the Company took title to a property as a result of a borrower default on debt owned by the Company.   The Company’s original loan investment in 2003 was $11.5 million and since 2003 and prior to December 31, 2010, the Company recognized impairments on its loan investment of $4.1 million.  At December 31, 2011 the loan was reported through loans held for investment and was carried at $7.4 million.  On January 20, 2012, the Company’s loan investment will be reclassified to real estate owned.  During January 2012, the Company received $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to this property. The Company received an additional $0.8 million in insurance proceeds in March of 2012.  The Company plans to use these proceeds to renovate the property in an effort to improve the value of the real estate.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at December 31, 2011 and 2010.

	Fair Value
	December 31, 2011		December 31, 2010
(in thousands)	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$5,476	$21,413	$6,812	$19,561
Other	–	742	–	592
Total derivative financial instruments	$5,476	$22,155	$6,812	$20,153

The following table summarizes the derivative notional amounts at December 31, 2011 and 2010.

	Notional
	December 31,	December 31,
(in thousands)	2011	2010
Interest rate swaps	$301,696	$303,735
Other	6,195	23,974

The following table summarizes derivative activity for the years ended December 31, 2011 and 2010.

	Net (losses) on Derivatives For
	the year ended December 31,
(in thousands)	2011	2010
Interest rate swaps	$(8,749)	$(7,814)
Other	(250)	(110)
Total	$(8,999)	$(7,924)

(1)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.” Net cash paid was $5.6 million and $6.7 million for the years ended December, 2011and 2010, respectively.

Interest Rate Swaps

Interest rate swaps are executed to reduce the interest rate risk associated with the variable rate interest on the debt owed to senior interests in securitization trusts. Under the interest rate swap contracts, the Company typically receives a variable rate and pays a fixed rate. The rate that the Company receives from the counterparty will generally offset the rate that the Company pays on its debt instruments. Therefore, interest rate swaps effectively convert variable rate debt to fixed rate debt. The Company’s interest rate swaps are generally indexed on a variable rate based on the weekly Securities Industry and Financial Markets Association Municipal Swap Index (an index of weekly tax-exempt variable rates (“SIFMA”)) or the London Interbank Offer Rate (“LIBOR”), and the fixed rate is set at inception based on the SIFMA or LIBOR yield curve for the specific term of the swap.

All of the Company’s interest rate swap agreements were entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements. At December 31, 2011, the Company had interest rate swap contracts and other derivative contracts with the Counterparty totaling $299.9 million (notional) with a net fair value liability of $15.5 million. The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done. Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps. On February 2, 2012, the Company entered into a second amended and restated forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements to the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms.

The key forbearance release terms will be satisfied when:

•	Approximately $8.3 million in debt investments held by the Counterparty, which the Company has guaranteed, shall have been repurchased by the Company. See Note 18, “Consolidated Funds and Ventures.”

•	Derivative agreements between the Counterparty and the Company with an overall net liability of approximately $15.3 million at December 31, 2011 shall have either been terminated or collateralized with cash or cash equivalents.

•	At least on a quarterly basis, a portion of TEB’s distributions to the Company shall be used to repurchase the debt instruments and collateralize or terminate net derivative exposure as described above.

•	Certain guarantee exposure between the Counterparty and the Company shall have been fully collateralized (other than by a pledge of the common equity of TEB) with cash, cash equivalents or a letter of credit acceptable to the Counterparty.

•	TEB shall have common shareholder equity of not less than $200.0 million calculated pursuant to methodology set forth in the agreement. At December 31, 2011, TEB’s calculated common shareholder equity was $211.9 million.

•	TEI has net asset value of not less than $225.0 million. At December 31, 2011, TEI’s net asset value was $218.8 million.

As part of the forbearance agreement and until satisfaction of the forbearance release terms, the Company cannot permit TEB to declare or make a permitted Restricted Payment distribution to the Company without prior written consent of the Counterparty.

Upon satisfaction of the forbearance release terms, the Counterparty shall transfer the guaranty obligation from MuniMae to TEI and reduce the minimum net asset value requirement from $475.0 million to $225.0 million. A further condition will be for TEB to maintain common shareholder equity of not less than $200.0 million, calculated pursuant to the methodology set forth in the agreement.

On February 2, 2012, the Company entered into an amended pledge agreement with the Counterparty whereby TEI has pledged its 100% common equity in TEB to the Counterparty. The amendment provides for a release of the pledged common stock of TEB once the forbearance release terms have been satisfied and certain guarantee exposure and other obligations of the Company have been fully collateralized with cash and cash equivalents. An additional release condition is that TEI must in the future obtain the written consent of the Counterparty before pledging, selling or transferring TEB’s common equity.

Note 8—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at December 31, 2011 and 2010.

		Weighted-Average		Weighted-Average
	December 31,	Interest Rate at	December 31,	Interest Rate at
(in thousands)	2011	Period-End	2010	Period-End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts:
Due within one year (2)	$21,425	2.1%	$15,985	0.4%
Due after one year (2)	627,580	0.5	732,115	0.7
Mandatorily redeemable preferred shares (3):
Due within one year	4,550	7.5	5,558	7.5
Due after one year	94,256	8.7	127,971	8.6
Notes payable and other debt (4):
Due within one year	4,281	6.0	5,654	6.0
Due after one year	31,446	7.5	68,444	6.7
Total bond related debt	783,538		955,727

Non-bond related debt:
Notes payable and other debt:
Due within one year	47,827	8.3	106,520	7.4
Due after one year	16,953	10.2	27,267	12.1
Subordinate debentures (5)
Due after one year	195,320	8.8	183,711	8.8
Line of credit facilities:
Due within one year	–		4,190	6.0
Total non-bond related debt	260,100		321,688

Total debt	$1,043,638		$1,277,415

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations held by TEB and TEI.

(2)	The Company incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 2.5% and 1.9% at December 31, 2011 and 2010, respectively. These additional fees bring the weighted average interest rate (due after one year) to 1.8% and 2.0% at December 31, 2011 and 2010, respectively.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $3.1 million and $4.4 million at December 31, 2011 and 2010, respectively.

(4)	Included in notes payable and other debt are unamortized discounts of $1.7 million and $1.8 million at December 31, 2011 and 2010, respectively.

(5)	Included in subordinate debt are unamortized discounts of $1.4 million and $13.0 million at December 31, 2011 and 2010, respectively.

Covenant Compliance and Debt Maturities

At December 31, 2011 we were in default on $32.7 million of debt that had previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

The following table summarizes the annual principal payment commitments at December 31, 2011:

(in thousands)
2012 (1)	$78,083
2013	26,443
2014	25,747
2015	37,460
2016	21,695
Thereafter	854,210
Total	$1,043,638

(1)	Of this amount, $32.7 million represents proceeds from the legal transfer of assets that failed to receive sale accounting and are therefore accounted for as a secured borrowing, all of which is subject to the above mentioned forbearance agreements.

At December 31, 2011, the Company and/or its wholly owned subsidiaries are parties to debt agreements ("Credit Facilities") with an outstanding principal balance of $5.6 million that contain cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties. However, the documents evidencing these Credit Facilities generally include protective provisions that impose limits on the ability of the lenders under such Credit Facilities to declare defaults, including provisions limiting cross-defaults to circumstances where (1) such other obligations are "material" or exceed specified amounts, (2) the Company and/or its wholly owned subsidiaries have first been provided with notice of and the ability to cure such default under the unrelated obligations, (3) such defaults have resulted in the actual acceleration of such unrelated obligations, and (4) the Company and/or its wholly owned subsidiaries have not posted acceptable collateral.

Senior Interests in and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the subordinated residual interests. Substantially all of the senior interests are variable rate debt. The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $649.0 million at December 31, 2011, of which $84.1 million has annually renewing credit enhancement and/or liquidity facilities, $540.8 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has liquidity facilities that mature in 2016 and beyond.

While the Company is pursuing several alternatives, it currently seeks to refinance $540.8 million of the securitization trust balance during 2012. More than likely, the new debt facility will have higher annual costs compared to the variable rate facility in place today. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. If we are able to extend or replace the third party credit enhancement and liquidity facilities or if we are able to remarket the debt without the benefit of third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $15.1 million and $17.7 million for the years ended December 31, 2011 and 2010, respectively.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets. In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10.0% of any realized net capital gains during the immediately preceding taxable year, if any. For the taxable year ended December 31, 2011, TEB had capital gains of $3.2 million of which $0.1 million are due to the holders of the cumulative mandatorily redeemable preferred shares. This gain share is considered an embedded derivative that is required to be accounted for separately as a derivative; therefore, $0.1 million is recorded as a loss through Net (losses) gains on derivatives with a corresponding increase to derivative liabilities. There were no capital gains distributions for the year ended December 31, 2010.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at December 31, 2011:

			Liquidation	Annual
		Number of	Amount	Distribution	Next Remarketing/	Mandatory
	Issue Date	Shares	Per Share	Rate	Mandatory Tender Date	Redemption Date
Series A	May 27, 1999	28.5	$1,717,332	7.50%	June 30, 2012	June 30, 2049
Series B	June 2, 2000	26.5	2,000,000	9.64	November 1, 2012	June 30, 2050

The credit ratings of TEB and each series of preferred shares are currently non-investment grade due to credit weaknesses in the multifamily housing sector and the rollover risk of the Freddie Mac credit facility, which expires on March 31, 2013. These credit ratings are not required under TEB’s Operating Agreement and therefore do not change any terms or rights of the preferred shares.

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

The cumulative mandatorily redeemable preferred shares are currently subject to annual remarketing on the dates specified in the table above. The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, voting separately, elected to waive the June 30, 2011 remarketing requirement.  As a result, the next mandatory remarketing date for the Series A cumulative mandatorily redeemable preferred shares will occur on June 30, 2012.

The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, voting separately, also elected on October 24, 2011 to amend the Series A Series Exhibit to the TEB Operating Agreement.  Pursuant to the Amended and Restated Series Exhibit approved in 2009, TEB was obligated to make a fixed payment equal to 12.68% of the original $84.0 million issue amount, of which an amount equal to 7.5%, of the outstanding principal balance was allocated to distribution and the remainder was allocated to redeem those Series A shares outstanding.  This had the effect of accelerating the retirement of the Series A shares at an ever increasing pace, especially if additional shares were repurchased and retired. The 2011 amendment removed the fixed payment equal to 12.68% of the original $84.0 million issue amount and established a set redemption schedule that equals, on a per share basis, the schedule in effect just prior to the approval of the 2011 amendment.  The distribution rate continues to be 7.5% and, assuming no repurchases and retirements beyond those that took place on December 29, 2011, no further amendments and an unsuccessful remarketing, TEB will make approximately $4.6 million in principal redemptions in 2012.

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

On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap described herein. If the remarketing agent is unable to remarket these shares successfully, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations. The distribution rate on the Series B shares could, at most, reset to two times the 15 year BAA municipal bond yield if the November 1, 2012 remarketing were to fail. However, the 7.5% distribution rate and scheduled redemptions on the Series A cumulative mandatorily redeemable preferred shares would continue until there is a remarketing that is not a failed remarketing.

During 2011, the Company repurchased and immediately retired $33.0 million of the original par amount of mandatorily redeemable preferred shares, recognizing $1.2 million of gain on extinguishment of liabilities. The following provides the details of these repurchases:

(dollars in thousands)
		Number of	Original Liquidation	Purchase Price	Purchase	Gain (loss) on
Date of Repurchase	Share Class	Shares	Preference of Shares	Percentage	Price	Extinguishment
January 24, 2011	6.8% Series B-1	2	$4,000	86.5%	$3,460	$353
May 4, 2011	6.8% Series B-1	2	4,000	86.5	3,460	354
August 2, 2011	7.75% Series B	1	2,000	87.0	1,740	182
November 2, 2011	7.5% Series A	6	12,000	97.0	9,995	(79)
November 2, 2011	7.75% Series B	2.5	5,000	88.0	4,400	405
December 29, 2011	7.5% Series A	3	6,000	97.0	4,997	(37)

On February 13, 2012 the Company repurchased $6.0 million of the original par amount of the 7.75% Series B Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 88.0% of face value and recognized a gain on debt extinguishment of $0.5 million.

Interest expense on mandatorily redeemable preferred shares totaled $11.1 million and $12.9 million for the years ended December 31, 2011 and 2010, respectively. The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $98.8 million at December 31, 2011. Approximately half of the outstanding debt also has principal redemption requirements, which resulted in an overall average annual distribution and redemption rate of 13.0% for 2011.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinate Debt

The table below represents a summary of the key terms of the subordinate debt issued by MMA Mortgage Investment Corporation (“MMIC”) and MMA Financial Holdings, Inc. (“MFH”) at December 31, 2011:

(dollars in thousands)
				Interim
		Net	Carrying	Principal
Issuer	Principal	Discount (1)	Value	Payments	Maturity Date	Coupon Interest Rate
MMIC	$30,000	$–	$30,000	–	May 3, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury

MFH	58,420	–	58,420	–	May 3, 2034	0.75% to January 2012, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury

MFH	61,000	(464)	60,536	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%

MFH	47,275	(911)	46,364	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%

	$196,695	$(1,375)	$195,320

(1)	The net discount represents $31.9 million of additional principal owed for which no cash proceeds were received less $30.5 million of cumulative discount that has been amortized through December 31, 2011.

Interest expense on the subordinate debt totaled $16.2 million and $15.2 million for the years ended December 31, 2011 and 2010, respectively.

TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a cash payment of $5.0 million. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 0.75% per annum to February 2014. An amount equal to the interest foregone as a result of the extension was added to the principal amount outstanding. MFH’s principal amount outstanding increased by $10.2 million of which $3.5 million represents an intercompany payable to TEI and $6.7 million is payable to the third party holder. The $15.0 million reduction in the Company’s subordinate debt principal balance, resulting from the discounted purchase, as well as the $6.7 million increase in principal to the third party holder will for financial reporting purposes be recognized over the remaining life of the securities in accordance with the rules for debt modifications that are considered trouble debt restructurings. After the interest payment date in February 2014, the reduced interest rate will reset to a rate of 9.5% until May 5, 2014 and after May 5, 2014 at a rate, determined on each interest payment date for the period ending on the next interest payment date, which is equal to the greater of (a) 9.5% or (b) the rate which is equal to 6.0% plus the 10-year U.S. Treasury Rate.

Separate from the $58.4 million of subordinate debt principal discussed above, at December 31, 2011 we had $108.3 million of unpaid subordinate debt principal balance outstanding with a reduced pay rate of 0.75% that will reset to approximately 7.9% in April and May of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, no assurance can be given that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire.

Lines of Credit Facilities

At year end December 31, 2010 the Company had a $4.2 million line of credit with a financial institution. This line of credit was paid off and closed in January of 2011.

Letters of Credit

The Company has letter of credit facilities with multiple financial institutions and institutional investors that are generally used as a means to pledge collateral to support Company obligations. At December 31, 2011, the Company had $34.9 million in outstanding letters of credit posted as collateral, of which $15.9 million had maturity dates in 2012 and the remaining $19.0 million will mature in 2014. In February 2012, $9.7 million in outstanding letters of credit were retired, and $6.1 million were extended until 2013, leaving $0.1 million in outstanding letters of credit due to expire in 2012. Although we currently expect that we will be able to renew our expiring letters of credit at reduced amounts or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

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

	December 31, 2011		December 31, 2010
	Carrying		Carrying
(in thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Loans held for investment	$1,121	$424	$11,539	$9,634
Loans held for sale	–	–	11,637	12,293
Investments in preferred stock	36,371	39,297	36,371	37,487

Liabilities:
Line of credit facilities	–	–	4,190	4,190
Senior interests in and debt owed to securitization trusts	649,005	649,005	748,100	748,665
Notes payable and other debt, bond related	35,727	37,210	74,098	75,449
Notes payable and other debt, non-bond related	64,780	21,410	133,787	86,575
Subordinate debentures issued by MFH	165,320	41,674	153,711	23,337
Subordinate debentures issued by MMIC	30,000	30,000	30,000	30,000
Mandatorily redeemable preferred shares	98,806	94,116	133,529	123,444
Liabilities of consolidated funds and ventures:
Notes payable	23,902	23,902	3,709	3,709

Loans held for investment and loans held for sale –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.

Investment in preferred stock –The fair value of the preferred stock was determined based on the terms and conditions of the preferred stock as compared to other, best available market benchmarks, as well as determining the fair value of the embedded loss-sharing feature that is contained in the Series B and C preferred stock agreements.

Line of credit facilities – The carrying value approximates fair value as these are collateralized variable interest rate loans with indexes and spreads that approximate market.

Senior interests in and debt owed to securitization trusts – The carrying value approximates fair value for weekly reset variable rate senior certificates as these are variable interest rate securities with indexes and spreads that approximate market. The fair value of senior interests in securitization trusts for fixed rate senior securities was estimated by discounting contractual cash flows using current market rates for comparable debt.

Notes payable and other debt – The fair value was estimated based on discounting contractual cash flows using a market rate of interest, taking into account credit risk and collateral values.

Subordinate debt and mandatorily redeemable preferred shares – The fair value of the subordinate debt and mandatorily redeemable preferred shares was estimated using current market prices for comparable instruments, taking into account credit risk.

Liabilities of consolidated funds and ventures – The fair value was estimated by discounting contractual cash flows incorporating market yields for comparable debt, taking into account credit risk and collateral values.

Note 10—FAIR VALUE MEASUREMENTS

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010.

		Fair Value Measurement Levels at December 31, 2011
	December 31,
(in thousands)	2011	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,021,628	$–	$–	$1,021,628
Derivative assets	5,476	–	5,476	–

Liabilities:
Derivative liabilities	$22,155	$–	$21,597	$558

		Fair Value Measurement Levels at December 31, 2010
	December 31,
(in thousands)	2010	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,231,036	$–	$–	$1,231,036
Derivative assets	6,812	–	6,812	–

Liabilities:
Derivative liabilities	$20,153	$–	$19,603	$550

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2011:

	Bonds
	Available-	Derivative
(in thousands)	for-Sale	Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total losses included in earnings	(10,620)	(8)
Total gains included in other comprehensive loss	40,322	–
Impact from purchases	11,183	–
Impact from sales	(122,712)	–
Bonds eliminated due to consolidation of funds and ventures (1)	(93,810)	–
Impact from settlements	(33,771)	–
Balance, December 31, 2011	$1,021,628	$(558)

(1)	The Company consolidated seven properties in 2011 due to the Company becoming the primary beneficiary. The Company held $98.9 million of bonds on these properties at December 31, 2011. Upon consolidation these bonds are eliminated and this represents the unrealized gains in Other comprehensive income associated with these bonds.

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the year ended December 31, 2011.

		Equity in Losses
		from Lower Tier	Net gains
	Net losses	Property	(losses) on
(in thousands)	on bonds(1)	Partnerships	derivatives
Change in realized (losses) gains related to assets and liabilities held at January 1, 2011, but settled during 2011	$(1,299)	$–	$161
Change in unrealized losses related to assets and liabilities still held at December 31, 2011	(11,516)	(2,769)	(167)
Additional realized gains (losses) recognized at settlement	13,465	–	(16)
Total gains (losses) reported in earnings	$650	$(2,769)	$(22)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2010:

	Bonds
	Available-	Derivative
(in thousands)	for-Sale	Liabilities
Balance, January 1, 2010	$1,348,133	$(919)
Total (losses) gains included in earnings	(23,449)	399
Total gains (losses) included in other comprehensive income	31,785	(30)
Impact from purchases	6,584	–
Impact from sales	(89,657)	–
Impact from deconsolidation of GP Take Back partnership	6,422	–
Impact from settlements	(48,782)	–
Balance, December 31, 2010	$1,231,036	$(550)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains recognized at settlement for the year ended December 31, 2010.

		Equity in Losses
	Net (losses)	from Lower Tier
	gains on	Property	Net gains on
(in thousands)	bonds (1)	Partnerships	derivatives
Change in realized (losses) gains related to assets and liabilities held at January 1, 2010, but settled during 2010	$(617)	$–	$413
Change in unrealized losses related to assets and liabilities still held at December 31, 2010	(19,944)	(2,888)	(40)
Additional realized gains (losses) recognized at settlement	3,212	–	(4)
Total (losses) gains reported in earnings	$(17,349)	$(2,888)	$369

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-Sale – For most of our performing bonds, the Company estimates fair value based on discounted cash flows based on the expected bond payments, by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.69% and 7.13% at December 31, 2011 and 2010, respectively. If observable market quotes are available, the Company will estimate the fair value based on that quoted price. The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value. The Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 9.3% and 10.0% at December 31, 2011 and 2010, respectively. The capitalization rate averaged 7.9 % and 8.7% at December 31, 2011 and 2010, respectively. If an estimated sale price is readily available from a sale agreement, an appraisal or a broker opinion of value, then the Company will estimate fair value based on that information.

Derivative Financial Instruments – The fair value of derivatives was based on dealer quotes, where available, or estimated using valuation models incorporating current market assumptions. The Company’s interest rate swap agreements have collateral posting requirements that are considered in determining the fair value of these instruments.

The following table presents assets that were measured at fair value in 2011 on a non-recurring basis and still held at December 31, 2011.

		Fair Value Measurement Levels at December 31, 2011			Total Losses Reported
(in thousands)	December 31, 2011	Level 1	Level 2	Level 3	Through the Year Ended December 31, 2011:
Assets:
Loans held for investment	$9,304	$–	$–	$9,304	$–
Loans held for sale	525	–	–	525	(331)
Investment in unconsolidated venture	6,666	–	–	6,666	(113)

he following table present assets that were measured at fair value in 2010 on a non-recurring basis and still held at December 31, 2010.

		Fair Value Measurement Levels at December 31, 2010			Total Losses Reported
	December 31,				Through the Year Ended
(in thousands)	2010	Level 1	Level 2	Level 3	December 31, 2010:
Assets:
Loans held for investment	$42,394	$–	$–	$42,394	$(4,475)
Loans held for sale	7,352	–	–	7,352	10
Investment in an unconsolidated venture	6,779	–	–	6,779	(2,671)

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

Investment in an unconsolidated venture – This is the Company’s 33.3% interest in an investment in a real estate partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  This investment is valued based on a third party appraisal.

Note 11—GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees, by type, at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$112,404	$1,866	$112,404	$2,198
Other guarantees	777	67	15,242	5,037
Total	$113,181	$1,933	$127,646	$7,235

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company has not made any cash payments related to these indemnification agreements for the years ended December 31, 2011 and 2010. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016.

Other Guarantees

The Company has entered into arrangements that require it to make payments in the event that a third party fails to perform on its financial obligations. Generally, the Company provides these guarantees in conjunction with the sale or placement of an asset with a third party or, in one case, as part of an indemnification related to the sale of a business segment. The terms of such guarantees vary based on the performance of the asset.

The Company’s maximum exposure under its guarantee obligations represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees.

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at December 31, 2011 and 2010:

		December 31, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable	Investments in Unconsolidated Ventures and Other Assets	Total
Bonds held in securitization trusts and for securitization programs	A	$220	$943,856	$–	$–	$944,076
Notes payable, warehouselending and lines of credit	B	85	32,170	317	8,401	40,973
Other	C	4,554	32,855	9,804	3,560	50,773
Total		$4,859	$1,008,881	$10,121	$11,961	$1,035,822

		December 31, 2010
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable	Investments in Unconsolidated Ventures and Other Assets	Investment in Preferred Stock	Total
Bonds held in securitization trusts and for securitization programs	A	$7,577	$1,107,705	$–	$–	$–	$1,115,282
Notes payable, warehouse lending and lines of credit	B	14,155	55,590	19,210	6,779	2,000	97,734
Other	C	3,255	33,885	51,910	12,527	–	101,577
Total		$24,987	$1,197,180	$71,120	$19,306	$2,000	$1,314,593

A. This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B. The Company pledges bonds, loans, investments in preferred stock and an investment in a mixed-use real estate development as collateral for notes payable, warehouse lending arrangements and line of credit borrowings.

C. The Company pledges collateral in connection with other liabilities, guarantees, derivative transactions, first loss positions, secured borrowings and leases.  The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements.  In addition, cash may be restricted for funding obligations.

Note 12—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2017. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the years ended December 31, 2011 and 2010:

	Reported through General and Administrative		Reported through Discontinued Operations
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Rental expense	$3,770	$4,260	$1,476	$1,604
Rental income	2,945	2,641	1,476	1,467
Net rental expense	$825	$1,619	$–	$137

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at
December 31, 2011:

(in thousands)
2012	$3,695
2013	3,601
2014	2,941
2015	1,564
2016	725
2017	30
Total minimum future rental commitments	$12,556

The Company expects to receive $8.5 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. At December 31, 2011, there were no such proceedings.

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at December 31, 2011. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

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

SEC Matters

After the Company announced in September 2006 that it would be restating the financial statements for 2005 and prior years, the Philadelphia Regional Office of the SEC informed the Company that it was conducting an informal inquiry and requested the voluntary production of documents and information concerning, among other things, the reasons for the restatement. The Company provided the requested documents and information and has cooperated fully with the informal inquiry. The Company has not received any correspondence related to this informal inquiry since 2008. The Company does not expect to report again on this matter unless there is a further development.

In December 2009, the Company received correspondence from the SEC’s Division of Corporation Finance noting the Company’s status as a non-current filer and advising the Company that the SEC could, in the future, bring an administrative proceeding to revoke the Exchange Act registration of the Company’s common shares and/or order, without further notice, the suspension of trading of the Company’s common shares. The Company provided special notice to the Division of Corporation Finance of each SEC filing containing Company financial statements that the Company made from the receipt of the agency’s letter through the filing of the Company’s 2010 Form 10-K, which was filed on a timely basis on March 31, 2011. The Company has continued to file periodic reports in a timely manner since such date. The Company has not received any further correspondence or information related to this issue since the original December 2009 letter. The Company does not expect to report again on this matter unless there is a further development.

Note 13—Equity

Income (Loss) Per Common Share

The following table provides a summary of net income (loss) to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the years ended December 31, 2011 and 2010.

	For the year ended December 31,
(in thousands)	2011	2010
Net income (loss) from continuing operations	$22,980	$(24,960)
Net income (loss) from discontinued operations	5,018	(3,749)
Net income (loss) to common shareholder	$27,998	$(28,709)

Basic weighted-average shares (1)	41,129	40,548
Common stock equivalents	–	–
Diluted weighted-average shares	41,129	40,548
Income (loss) per share	$0.68	$(0.71)

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

For the years ended December 31, 2011 and 2010, none of the employee stock options were in the money therefore these options would not have a dilutive impact on the basic per common share measurement. The average number of options that were excluded from common stock equivalents for the years ended December 31, 2011 and 2010 were 1,172,031 and 1,053,237, respectively.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets. In addition to quarterly distributions, the holders of both the cumulative perpetual preferred shares and the cumulative mandatorily redeemable preferred shares receive an annual capital gains distribution equal to an aggregate of 10.0% of any net capital gains the Company recognized during the immediately preceding taxable year. For the taxable year end December 31, 2011, TEB had capital gains of $3.2 million of which $0.2 million are due to the holders of the perpetual preferred shares. There were no capital gains distributions made or accumulated for the year ended December 31, 2010.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at December 31, 2011.

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

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. If the remarketing agent is unable to remarket these shares successfully, distributions could increase. Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on the terms of each series agreement, if all distribution rates were reset on March 22, 2012 to distribution rates under a failed remarketing, then the Company’s annual distributions would increase by $ 0.2 million, effective September 2015.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

On February 16, 2011, the Company repurchased and subsequently retired $4.0 million of the original par amount of the 4.90% Series A-2 cumulative perpetual preferred shares at 79.5% of face value and recognized an increase in common shareholders’ equity of $0.7 million.

On May 4, 2011, the Company repurchased and subsequently retired $6.0 million of the original par amount of the 4.95% Series A-3 cumulative perpetual preferred shares at 82.0% of face value and recognized an increase in common shareholders’ equity of $0.9 million.

On August 2, 2011, the Company repurchased and subsequently retired $4.0 million of the original par amount of the 5.90% Series D subordinate cumulative perpetual preferred shares at 60.0% of face value and recognized an increase in common shareholders’ equity of $1.5 million.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company did not wholly own at December 31, 2011 and 2010:

(in thousands)	December 31, 2011	December 31, 2010
Noncontrolling interests in:
LIHTC Funds	$431,482	$479,174
Lower Tier Property Partnerships	4,949	3,915
South African Workforce Fund	103,740	80,322
Other consolidated entities	5,014	6,145
Total	$545,185	$569,556

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies. In allocating income between the Company and the noncontrolling interest holders of the consolidated entities, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities. See Note 18, “Consolidated Funds and Ventures,” for further information.

Note 14—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Employees’ Stock-based Compensation plan	$66	$95
Non-employee Directors’ Stock-based Compensation plan	187	200
Total	$253	$295

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 1,257,577 shares were still available to be issued at December 31, 2011. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense. The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2010	357.1	$26.50	6.3	$–	$24
Granted	850.0	0.25
Forfeited/Expired	(62.1)	26.50
Outstanding at December 31, 2010	1,145.0	7.01	8.2	–	116
Granted	–	–
Exercised	–	–
Forfeited/Expired	–	–
Outstanding at December 31, 2011	1,145.0	7.01	7.2	–	181
Number of options that were exercisable at:
December 31, 2010	578.4	13.64	7.2
December 31, 2011	861.7	9.24	6.9

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, or upon death or disability. The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests. There was no outstanding liability for deferred share awards at December 31, 2011 and 2010 and there were no unvested shares at December 31, 2011.

The following table summarizes deferred share activity under the Employees’ Stock-Based Compensation Plan:

(in thousands)	Number of Shares
Unvested shares at December 31, 2010	1.9
Vested	(1.9)
Unvested shares at December 31, 2011	–

Non-employee Directors’ Stock-Based Compensation Plan

During 2009 the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares. In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plans. A total of 764,340 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plans at December 31, 2011. The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010(1)	109.0	$23.78	2.6	$–
Expired/Forfeited	(50.0)	23.00
Outstanding at December 31, 2010(1)	59.0	24.44	1.5	–
Expired/Forfeited	(32.0)	24.23
Outstanding at December 31, 2011	27.0	24.69	1.1	–

Number of options that were exercisable at:
December 31, 2010	59.0	24.44	1.5
December 31, 2011	27.0	24.69	1.1

(1)	Includes options vested and expected to vest.

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the years ended December 31, 2011 and 2010. The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
December 31, 2010	–	$–	478,801	$0.21	$200
December 31, 2011	487,577	0.14	179,560	0.14	187

For each of the years ended December 31, 2011 and 2010, the Company recognized $0.2 million in director fees expense, of which $0.1 million was paid in cash. Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

Note 15— Income taxes

The following table summarizes the components of the income tax expense for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Federal income tax benefit (expense):
Current	$–	$–
Deferred	–	–
State income tax benefit (expense):
Current	(195)	772
Deferred	–	–
Foreign income tax benefit (expense):
Current	(44)	–
Deferred	–	–
Income tax (expense) benefit	$(239)	$772

MuniMae is a publicly traded partnership (“PTP”) and, as such, is taxed as a partnership for federal and state income tax purposes. As a result of this partnership treatment, all of the Company’s pass-through entity income is allocated to the common shareholders of the Company and the shareholders are responsible for the inclusion of any items of income, gain, deduction or loss on their tax returns and any tax liability that results. Therefore, the Company does not have a liability for federal or state income taxes related to the PTP income. The Company’s PTP net income for financial reporting may differ significantly from the taxable income of the Company’s shareholders as a result of differences between the tax basis of the PTP’s net assets as compared to the aggregate tax basis of the Company’s shareholders. The aggregate difference in the tax basis of the Company’s PTP net assets as compared to the Company’s shareholders cannot be readily determined since each investor’s tax basis in the Company’s PTP net assets is different.

There are certain statutory limitations imposed by the Internal Revenue Code with respect to the type of income that can be earned directly by the PTP. As a result, the Company uses corporate subsidiaries to conduct certain activities that if conducted by the PTP could have an adverse effect on the Company’s status as a PTP. These corporate subsidiaries are included in the overall consolidated financial statements of the Company and generally are subject to federal and state income taxes. Any taxable income (or loss) earned by the corporate subsidiaries is not part of PTP taxable income and does not result in an allocation of current taxable income (or loss) to shareholders.

The following table reflects the effective income tax reconciliation for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Loss from continuing operations before income taxes	$(23,588)	$(69,721)

Income tax benefit at federal statutory rate (35%)	8,256	24,403
Permanent differences:
Income from entities not subject to tax	524	(17,242)
State income taxes, net of federal tax effect	1,086	1,301
Other	(326)	1,212
Change in valuation allowance	(9,779)	(8,902)
Income tax (expense) benefit	$(239)	$772

The following table summarizes the deferred tax assets and deferred tax liabilities, net of valuation allowance at December 31, 2011 and 2010:

(in thousands)	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss, tax credits and other tax carryforwards	$198,885	$190,245
Guarantee fees	6,665	6,870
Asset management fees	9,421	8,132
Investments in partnerships	2,689	8,559
Loan loss reserves	11,411	11,451
Derivative financial instruments	7,393	6,697
Other	7,948	7,650
Total deferred tax assets	244,412	239,604
Less: valuation allowance	(233,838)	(225,834)
Total deferred tax assets, net	$10,574	$13,770
Deferred tax liabilities:
Investments in preferred stock	$10,574	$13,770
Total deferred tax liabilities	$10,574	$13,770
Net deferred tax liability	$–	$–

The following table summarizes the change in the valuation allowance for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Balance-January 1,	$225,834	$215,759
Additions (subtractions) from discontinued operations	(1,775)	1,173
Additions from continuing operations	9,779	8,902
Balance-December 31,	$233,838	$225,834

At December 31, 2011 and 2010, the Company determined that it was more likely than not that the deferred tax assets would not be fully realized (primarily due to continuing net operating losses related to its taxable subsidiaries) and therefore, the Company continued to record a deferred tax asset valuation allowance of $233.8 million and $225.8 million, respectively.  The Company considered information such as forecasted earnings, future taxable income and tax planning strategies in measuring the required valuation allowance.  The Company will continue to assess whether the deferred tax assets are realizable and will adjust the valuation allowance as needed.

As a result of net operating losses and amended income tax returns from tax years ending December 31, 2004, 2005 and 2006, the Company has a state income taxes receivable of $2.8 million and $5.5 million at December 31, 2011 and 2010, respectively, reported through “Other assets.” During 2011, the Company received $2.6 million in state tax refunds.

At December 31, 2011 and 2010, the Company had a net operating loss (“NOL”) carryforward of $476.1 million and $469.8 million, respectively, which are available to reduce future federal income taxes. The NOLs will begin to expire in 2027. At both December 31, 2011 and 2010, the Company had $6.4 million of unused investment tax credits and affordable housing tax credit carryforwards for federal income tax purposes, which will begin to expire in 2027.

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

The Company has recorded a liability for unrecognized tax benefits, including potential interest and penalties should the Company’s tax position not be sustained by the applicable reviewing authority. This liability is reported in “Other liabilities” in the consolidated balance sheets. A reconciliation of the beginning and ending amount for unrecognized tax benefits is as follows:

	For the year ended December 31,
(in thousands)	2011	2010
Balance-January 1,	$2,493	$3,344
Gross additions for tax positions of prior years	42	42
Gross additions for tax positions of the current year	–	–
Reductions resulting from a lapse of the statue of limitations	–	(786)
Changes to tax positions that only affect timing	144	(107)
Balance-December 31,	$2,679	$2,493

Of the uncertain tax position presented above, $2.3 million and $2.2 million for the periods ended December 31, 2011 and 2010, respectively, could impact the effective tax rate. The changes to tax positions that only affect timing are comprised of temporary differences that, if recognized, would increase the amount of the NOL carryforward and would be subject to a full valuation allowance. In 2010, the uncertain tax position liability decreased by $0.8 million due to a potential liability lapsing due to the expiration of a state’s statute of limitations.

The accrued liability for interest and penalties was $0.2 million for the years ended December 31, 2011 and 2010, respectively.

During 2011, the Company and its subsidiaries concluded examinations with the State of Florida for all tax years ending December 31, 2004 through 2009 resulting in immaterial changes to our tax expense. In January 2011, the Company settled with the State of Texas for the tax years ended December 31, 2004 through 2006, resulting in immaterial changes to our tax expense. Also, during 2011, the Company was notified that the Commonwealth of Massachusetts would audit our amended returns for the calendar years ending December 31, 2004 through 2006.

Note 16—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s tax-exempt bond investments is secured by a multifamily property in which The Shelter Group has an ownership interest. The Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments. During the years ended December 31, 2011 and 2010, there were three such property management contracts between properties securing the Company’s bonds and The Shelter Group for which fees paid by the properties under these contracts approximated $0.4 million and $0.5 million for each period, respectively. The Company’s carrying value of the tax-exempt bond secured by property owned by The Shelter Group was $8.9 million (representing 95.8% of par) or less than 1% of the Company’s total bond portfolio at December 31, 2011 and 2010.

Transactions with SCA Successor, Inc., SCA Successor II, Inc., and SCA Umbrella Limited Liability Company (collectively referred to as “SCA”)

At December 31, 2010 and through September 30, 2011, Mr. Joseph had direct and indirect ownership interests in SCA, which held the general partner interests and limited partner interests in certain real estate partnerships which own properties that serve as collateral for certain tax-exempt bonds that the Company holds. The Company is not the primary beneficiary of SCA and therefore, at December 31, 2010 and through September 30, 2011, the Company did not consolidate SCA and the properties it owns. The Company’s carrying value of the tax-exempt bonds secured by properties owned by SCA was $87.2 million at December 31, 2010.

On October 1, 2011, Mr. Joseph donated all of his remaining interests in SCA to a non-profit organization that provides charitable services and programs for the affordable housing market. The Company consolidates this non-profit organization because it is deemed to have a controlling interest as defined by GAAP. As a result of this donation, the non-profit organization consolidates these real estate properties and therefore the properties are included in the Company’s consolidated financial statements beginning October 1, 2011. See Note 18, “Consolidated Funds and Ventures,” for further details.

Note 17—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity in the discontinued operation, including the gains and losses on dispositions, have been classified as “Income (Loss) from discontinued operations, net of tax” and “Net losses (income) allocable to noncontrolling interests from consolidated funds and ventures – related to discontinued operations” in the consolidated statements of operations.

In 2011, the Company sold a real estate owned property, recognizing a gain on sale of $3.5 million. In 2010, the Company sold a renewable ventures project that was not part of the Renewable Ventures business sale in 2009, recognizing a loss on sale of $5.3 million.

	For the year ended December 31,
(in thousands)	2011	2010
Operations:
Sublease income	$1,476	$1,466
Other income	340	2,480
Rent expense	(1,476)	(1,604)
Other expenses	240	(1,239)
REO operations	916	554
Impairment	–	–
Other gains	–	360
Equity in earnings from Lower Tier Property Partnerships	10	–
Income tax expense	–	–
Income from operations	1,506	2,017
Disposal:
Net gain (loss) on sale	3,512	(5,525)
Income tax benefit	–	–
Net income (loss) from discontinued operations	5,018	(3,508)

Net income allocable to noncontrolling interests	–	(241)
Net income (loss) to common shareholders from discontinued operations	$5,018	$(3,749)

Note 18—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal to no ownership interest in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated Lower Tier Property Partnerships and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in the consolidated balance sheets and statements of operations. Third-party ownership in these consolidated funds and ventures is recorded in equity as “Noncontrolling interests in consolidated funds and ventures.”

The total assets, by type of consolidated fund or venture, at December 31, 2011 and 2010 are summarized as follows:

(in thousands)	December 31, 2011	December 31, 2010
LIHTC Funds	$433,653	$485,998
Lower Tier Property Partnerships	121,800	20,763
South African Workforce Fund	118,050	83,274
Other consolidated entities	12,076	11,960
Total assets of consolidated funds and ventures	$685,579	$601,995

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate multifamily affordable housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at December 31, 2011 and 2010. The Company’s general partner ownership interests of the funds remaining at December 31, 2011 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At December 31, 2011 and 2010, the Company’s maximum exposure under these guarantees is estimated to be approximately $694.7 million and $866.0 million, respectively; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated eight and one Lower Tier Property Partnerships at December 31, 2011 and 2010, respectively.

South African Workforce Fund

The Company is the majority owner of the general partner of the SA Fund, which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa. The Company has an equity commitment of $4.2 million, or 2.7% of total committed capital as a limited partner of the SA Fund. At December 31, 2011 the Company has funded approximately $2.9 million of this equity commitment.

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At December 31, 2011, these entities include two non-profit organizations that provide charitable services and programs for the affordable housing market and one Company sponsored solar fund where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at December 31, 2011 and 2010.

Asset Summary:

(in thousands)	December 31, 2011	December 31, 2010
Cash, cash equivalents and restricted cash	$45,813	$36,082
Investments in Lower Tier Property Partnerships	386,275	436,971
South African Fund investments	108,329	78,222
Real estate, net	115,609	20,368
Other assets of consolidated funds and ventures:
Solar projects	10,163	10,719
Other assets	19,390	19,633
Total assets of consolidated funds and ventures	$685,579	$601,995

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ equity investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the investment balances in the unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at December 31, 2011 and 2010:

(in thousands)	December 31, 2011	December 31, 2010
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$386,275	$436,971
Total assets of Lower Tier Property Partnerships (1)	$1,439,959	$1,461,505
Total liabilities of Lower Tier Property Partnerships (1)	1,061,995	1,049,244

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s common shareholders’ maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is related to the guarantee exposure discussed above in the section entitled LIHTC Funds. The Company’s bond investments in the Lower Tier Property Partnerships at December 31, 2011 and 2010, was $449.6 million and $439.9 million, respectively. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at December 31, 2011 and 2010:

(in thousands)	December 31, 2011	December 31, 2010
Building, furniture and fixtures	$116,257	$26,272
Accumulated depreciation	(9,811)	(6,927)
Land	9,163	1,023
Total	$115,609	$20,368

Depreciation expense was $2.9 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the years ended December 31, 2011 and 2010.

At December 31, 2011, the $115.6 million of real estate shown above was consolidated by a non-profit consolidated by the Company. The Company has no equity interest in either the real estate or the non-profit. However, the Company provided bond financing to the real estate properties. In consolidation, because we reflect the real estate on our balance sheet, we have eliminated our bond investments against the mortgage payable due by the real estate properties. The Company’s common shareholders’ maximum loss exposure is related to the fair value of the bonds, which were $103.5 million at the date of consolidation. At December 31, 2011, the fair value of these bonds was $107.7 million. However, the $4.2 million net increase in value is not reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 10, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $108.3 million and $78.2 million at December 31, 2011 and 2010, respectively and are considered Level 3 valuations.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010
Balance, January 1,	$78,222	$41,173
Total gains included in earnings	11,369	2,852
Total (losses) gains included in other comprehensive income	(19,590)	6,094
Impact from purchases	40,730	28,103
Impact from sales	(2,402)	–
Impact from settlements	–	–
Balance, December 31,	$108,329	$78,222

Solar Fund

At December 31, 2011, the Company is the managing member of one solar fund that has investments in five solar energy generation projects. These projects generate energy that is sold under long-term power contracts to the owner or lessee of the property that the projects are built on. The useful life of these solar facilities is generally ten to twenty years. The Company’s managing member interest in the fund is less than 1.0%.

The following section provides more information related to the liabilities of the consolidated funds and ventures at December 31, 2011 and 2010.

Liability Summary:

(in thousands)	December 31, 2011	December 31, 2010
Liabilities of consolidated funds and ventures:
Debt	$23,902	$3,709
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	17,033	20,970
Other liabilities	6,189	3,136
Total liabilities of consolidated funds and ventures	$47,124	$27,815

Debt

At December 31, 2011 and 2010, the debt of the consolidated funds and ventures had the following terms:

	December 31, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,511	$3,511	8.3	%(1)	Various dates through December 2022
SA Fund	12,034	12,034	3.4		April 30, 2018
Other	8,357	9,871	10.0		Various dates through October 2021

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

	December 31, 2010
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,709	$3,709	8.3	%(1)	Various dates through December 2022

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Fund

The Company’s debt on the solar fund generally consists of amortizing debt secured by the solar fund’s interest in the solar projects. The debt is the obligation of the solar fund and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in the fund.

As of January 1, 2011, the Company held the managing member interests in two solar funds (Solar Fund I and Solar Fund II.) During the third quarter, the Company received notice from the majority outside investor of Solar Fund I that it intended to exercise its put option to sell its investment interest to the Company. Under the option agreement, the investor can put its interest to the Company during the period November 2011 through April 2012 at a price that yields its required annual after-tax return of 6.5%. As agreed to by the investor, the amount owed by the Company is $0.2 million. At September 30, 2011 the Company recorded this loss exposure. On November 22, 2011, Solar Fund II purchased Solar Fund I for the put price of $0.2 million from the investor. As a result, the Company fulfilled its required rate of return of Solar Fund I and reversed its loss exposure related to the put option. The purchase of Solar Fund I by Solar Fund II did not result in any changes to the Company’s presentation of the combined solar funds.

Similar to Solar Fund I, the majority outside investor in Solar Fund II holds a put option to sell its investment interest to the Company. Under the option agreement, the investor can put its interest to the Company during the period May 2012 through October 2012 at a price that yields its required annual after-tax return of 7.0%. At December 31, 2011, the Company’s exposure related to its guaranteed yield on Solar Fund II is immaterial.

SA Fund

On April 30, 2008, the SA Fund entered into an agreement with the Overseas Private Investment Corporation, an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in U.S. dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to changes in strength of the rand relative to dollars. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund did not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations and provide an offset to the change in the debt obligation, which is also recognized through the consolidated statement of operations.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 10, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $1.6 million and zero at December 31, 2011 and 2010, respectively and are considered Level 2 valuations.

Other

On October 1, 2011 the Company consolidated seven Lower Tier Property Partnership. See Note 16, “Related Party Transactions with Affiliates.” Four of these Lower Tier Property Partnership have debt owed to a third party totaling $8.3 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At December 31, 2011, the Company’s estimated loss exposure related to this debt is $4.0 million.

The following section provides more information related to the income statement of the consolidated funds and ventures for the years ended December 31, 2011 and 2010.

Income Statement Summary:

	For the year ended December 31,
(in thousands)	2011	2010
Revenue:
Solar fund revenue	$839	$1,048
Rental and other income from real estate	6,175	1,371
Interest and other income	1,558	509
Total revenue	8,572	2,928

Expenses:
Depreciation and amortization	5,596	4,306
Interest expense	1,036	674
Other operating expenses	8,701	2,305
Asset impairments	18,109	1,556
Total expenses	33,442	8,841

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains on investments	11,369	2,852
Derivative gains	1,323	–
Net loss on sale of properties	(451)	–
Net gains due to consolidation	27,992	–
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(35,751)	(46,658)
Net loss	(20,388)	(49,719)
Net losses allocable to noncontrolling interests from consolidated funds and ventures	56,405	53,854
Net income allocable to the common shareholders	$36,017	$4,135

Income Allocations between the Noncontrolling Interest Holders and the Company

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, in addition to the Company’s ownership interest, the Company’s other contractual arrangements need to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships are eliminated in consolidation. Asset management fees, development fees, interest income on loans and bonds and guarantee fee income represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of income between the noncontrolling interest holder and the Company. The details of Net income allocable to the common shareholders are as follows:

	For the year ended December 31,
(in thousands)	2011	2010
Asset management fees	$7,532	$9,942
Guarantee fees	1,374	1,327
Interest income	1,666	882
Equity in losses from Lower Tier Property Partnerships	(2,769)	(2,888)
Unrealized gains on bonds that were eliminated in consolidation	27,992	–
Other income (expense)	222	(5,128)
Net income allocable to the common shareholders	$36,017	$4,135

As discussed in Note 16, “Related Party Transactions with Affiliates”, on October 1, 2011, seven properties were consolidated by a non-profit consolidated by the Company.  Upon consolidation, our bond interests were eliminated against the corresponding mortgage payable of each property.  Our bonds had a fair value of $93.8 million at consolidation.  The unpaid principal balance of these bonds was $92.6 million and cumulative impairments and the unrealized gains associated with these bonds were $28.0 million and $28.0 million at the time of consolidation.  Upon consolidation, the bonds are derecognized from our consolidated balance sheet and thus the unrealized losses which were recorded within “Accumulated other comprehensive income,” a component of equity, were transferred out of equity into the consolidated statement of operations.  This increased our net income attributable to the common shareholders by $28.0 million, but this caused a $28.0 million decline in other comprehensive income, thereby having no impact on overall equity.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
2	Agreement of Merger, dated as of August 1, 1996, by and between SCA Tax Exempt Fund Limited Partnership and the Company	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 33 - 99088)
3.1	Amended and Restated Certificate of Formation and Operating Agreement of the Company	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002
3.2	Third Amended and Restated Bylaws.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2007
4.1	Specimen Common Share Certificate	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.1	Municipal Mortgage & Equity, L.L.C. 1996 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
10.2	Municipal Mortgage & Equity, L.L.C. 1998 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.3	Municipal Mortgage & Equity, L.L.C. 1998 Non-Employee Directors’ Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.4	Municipal Mortgage & Equity, L.L.C. 2001 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.5	Municipal Mortgage & Equity, L.L.C. 2004 Share Incentive Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
10.6	Municipal Mortgage & Equity, LLC 2004 Non-Employee Directors’ Share Plan	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
10.7	Amended and Restated Acquisition Agreement dated February 3, 2009 between MMA Mortgage Investment Corporation and Oak Grove Commercial Mortgage, LLC.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 4, 2009
10.8	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding III, Ltd., dated June 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 2, 2009
10.9	Exchange Agreement between MMA Financial Holdings, Inc. and Taberna Preferred Funding II, Ltd., dated July 30, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009
10.10	Exchange Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated July 31, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2009
10.11	Exchange Agreement between MMA Mortgage Investment Corporation and certain holders of trust preferred securities, dated November 3, 2009	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 3, 2009

E-1

Exhibit No.		Description	Incorporation by Reference
10 .12	A.	Amendment to Swap Documents, dated as of March 6, 2008, hereof relating to that certain ISDA Master Agreement, dated as of December 5, 2003, between Merrill Lynch Capital Services, Inc. and MuniMae TEI Holdings, LLC, and related swap documents.	Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K filed on April 29, 2009
	B.	Pledge Agreement, dated as of March 6, 2008, relating to the MuniMae TEI Holdings, LLC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;
	C.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of April 28, 1997, between Merrill Lynch Capital Services, Inc. and MMA, and related swap documents (collectively, the “ MMA Swap Documents ”);
	D.	Pledge Agreement, dated as of March 6, 2008, relating to the MMA Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;
	E.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MMA Swap Documents;
	F.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of June 14, 2004, between Merrill Lynch Capital Services, Inc. and MFH, and related swap documents (collectively, the “ MFH Swap Documents ”);
	G.	Pledge Agreement, dated as of March 6, 2008, relating to the MFH Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;
	H.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MFH Swap Documents;
	I.	Amendment to Swap Documents, dated as of March 6, 2008, relating to that certain ISDA Master Agreement, dated as of February 1, 2007, between Merrill Lynch Capital Services, Inc. and MRC, and related swap documents (collectively, the “ MRC Swap Documents ”);
	J.	Guarantee of MuniMae TEI Holdings, LLC, dated as of March 6, 2008, in favor of Merrill Lynch Capital Services, Inc. relating to the MRC Swap Documents;
	K.	Pledge Agreement, dated as of March 6, 2008, relating to the MRC Swap Documents executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc.;
	L.	Agreement with Respect to Swap Collateral, dated as of March 6, 2008, between MuniMae TEI Holdings, LLC, Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., MMA and U.S. Bank Trust National Association, as collateral agent;
	M.	Pledge Agreement relating to the Swap Collateral Agreement executed by MuniMae TEI Holdings, LLC in favor of Merrill Lynch Capital Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Inc.;

E-2

Exhibit No.	Description	Incorporation by Reference
10.13	Employment and Stock Option Agreements by and between the Company and Gary A. Mentesana dated as of January 7, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 12, 2010
10.14	Repurchase Agreement between MMA Financial Holdings, Inc. and certain holders of trust preferred securities, dated February 12, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010
10.15	2009 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 18, 2010
10.16	Employment Agreement by and between the Company and Michael L. Falcone dated as of March 29, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2010
10.17	Option Agreement by and between the Company and Michael L. Falcone dated as of May 10, 2010	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 12, 2010
10.18	2010 Share Incentive Plan dated April 29 2010	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
10.19	2010 Non-Employee Directors’ Compensation Plan	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
10.20	Purchase Agreement between MuniMae TEI Holdings, LLC and certain holders of junior subordinated securities, dated December 31, 2011	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2012
10.21	Amendment to the Junior Subordinated Indenture by MMA Financial Holdings, Inc. dated July 31, 2009 and certain holders of Junior Subordinated Indentures	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2012
10.22	Employment Agreement by and between the Company and Lisa M. Roberts dated as of January 18, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 19, 2012
10.23	Second Amended and Restated Forbearance Agreement Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc dated February 2, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2012
10.24	Second Amended and Restated Pledge Agreement Merrill Lynch Capital Services, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc dated February 2, 2012	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 8, 2012
10.25	Second Amended and Restated Pledge and Security Agreement, dated February 27, 2009
21	List of Subsidiaries
31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3