Form 10-Q
period 2012-03-31
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2012-05-15
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 40,744,444 shares of common shares outstanding at May 4, 2012.

Municipal Mortgage & Equity, LLC

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	(a) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

	(b) Consolidated Statemetns of Operations for the three months ended March 31, 2012 and 2011	3

	(c) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011	4

	(d) Consolidated Statement of Equity for the three months ended March 31, 2012	5

	(e) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	6

	(f) Notes to the Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	(a) Liquidity and Capital Resources	37

	(b) Critical Accounting Policies and Estimates	42

	(c) Results of Operations	44

	(d) Bond Portfolio Summary	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

SIGNATURES		S-1

EXHIBITS		E-1

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements intended to qualify for the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often include words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “would,” “could,” and similar words or are made in connection with discussions of future operating or financial performance.

Forward-looking statements reflect our management’s expectations at the date of this Report regarding future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ materially from what is anticipated in the forward-looking statements. There are many factors that could cause actual conditions, events or results to differ from those anticipated by the forward-looking statements contained in this Report. They include the factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” of the 2011 Form 10-K, in evaluating these forward-looking statements. We have not undertaken to update any forward-looking statements.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents (includes $20,123 and $24,733 in a consolidated subsidiary that has restrictions on distributions)	$37,596	$42,116
Restricted cash	7,390	4,859
Bonds available-for-sale (includes $1,002,686 and $1,008,881 pledged as collateral)	1,016,442	1,021,628
Investment in preferred stock	36,371	36,371
Loans receivable (includes $3,876 and $10,121 pledged as collateral)	4,706	10,950
Investments in unconsolidated ventures (includes $6,666 and $6,666 pledged as collateral)	6,712	6,713
Derivative assets	–	5,476
Other assets (includes $15,541 and $5,295 pledged as collateral)	37,657	29,971
Assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	51,939	45,813
Investments in Lower Tier Property Partnerships	367,245	386,275
SA Fund investments	131,337	108,329
Real estate, net	114,073	115,609
Other assets	28,200	29,553
Total assets of consolidated funds and ventures	692,794	685,579
Total assets	$1,839,668	$1,843,663

LIABILITIES AND EQUITY
Debt	$1,030,945	$1,043,638
Guarantee obligations	1,940	1,933
Derivative liabilities	14,699	22,155
Accounts payable and accrued expenses	14,962	15,638
Other liabilities	8,474	8,125
Liabilities of consolidated funds and ventures:
Debt	29,547	23,902
Unfunded equity commitments to Lower Tier Property Partnerships	16,867	17,033
Other liabilities	8,079	6,189
Total liabilities of consolidated funds and ventures	54,493	47,124
Total liabilities	$1,125,513	$1,138,613

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at March 31, 2012 and December 31, 2011	$155,033	$155,033
Noncontrolling interests in consolidated funds and ventures (net of $1,533 and $1,533 of subscriptions receivable)	543,135	545,185
Common shareholders’ equity:
Common shares, no par value (40,605,546 and 40,602,161 shares issued and outstanding and 1,586,179 and 1,517,756 non-employee directors’ and employee deferred shares at March 31, 2012 and December 31, 2011, respectively)	(95,363)	(99,222)
Accumulated other comprehensive income	111,350	104,054
Total common shareholders’ equity	15,987	4,832
Total equity	714,155	705,050
Total liabilities and equity	$1,839,668	$1,843,663

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2012	2011
REVENUE
Interest income:
Interest on bonds	$16,869	$20,822
Interest on loans and short-term investments	214	1,041
Total interest income	17,083	21,863

Fee and other income:
Income on preferred stock investment	1,545	1,557
Other income	550	787
Total fee and other income	2,095	2,344

Revenue from consolidated funds and ventures	6,177	560
Total revenue	25,355	24,767

EXPENSES
Interest expense	11,705	15,098
Salaries and benefits	2,791	3,069
General and administrative	1,356	1,353
Professional fees	2,254	3,181
Impairment on bonds	238	3,510
Loan loss (recovery) provision	(3,412)	565
Real estate owned, net (revenue) expense	(534)	30
Other expenses	919	998
Expenses from consolidated funds and ventures	11,492	7,019
Total expenses	26,809	34,823

Net losses on bonds	–	(321)
Net losses on loans	(28)	(170)
Net losses on derivatives	(224)	(71)
Net gains on early extinguishments of liabilities	486	293
Net gains related to consolidated funds and ventures	4,725	1,680
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(12,536)	(7,873)
Loss from continuing operations before income taxes	(9,031)	(16,518)
Income tax expense	(18)	(112)
Income from discontinued operations, net of tax	171	110
Net loss	(8,878)	(16,520)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	(2,442)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	15,004	14,266
Net income (loss) to common shareholders	$3,842	$(4,696)

Income (loss) per common share:
Basic	$0.09	$(0.11)
Diluted	0.09	(0.11)
Weighted-average common shares outstanding:
Basic	42,121	40,855
Diluted	42,979	40,855

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2012	2011

Net loss	$(8,878)	$(16,520)

Other comprehensive income (loss) allocable to common shareholders:
Unrealized gains (losses) on bonds available-for-sale:
Unrealized net holding gains (losses) arising during the period	6,977	(4,067)
Reversal of unrealized gains on sold/redeemed bonds	–	(888)
Reclassification of unrealized bond losses to operations	238	3,510
Total unrealized gains (losses) on bonds available-for-sale	7,215	(1,445)
Foreign currency translation adjustment	81	(275)
Other comprehensive income (loss) allocable to common shareholders	7,296	(1,720)

Other comprehensive income (loss) allocable to noncontrolling interest:
Foreign currency translation adjustment for SA Fund and IHS	5,878	(2,361)

Comprehensive income (loss)	$4,296	$(20,601)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Shares		Accumulated Other Comprehensive	Total Common Shareholders’	Perpetual Preferred Shareholders’	Noncontrolling Interest in Consolidated Funds and	Total
	Number	Amount	Income	Equity	Equity	Ventures	Equity
Balance, December 31, 2011	42,119	$(99,222)	$104,054	$4,832	$155,033	$545,185	$705,050
Net income (loss)	–	3,842	–	3,842	2,284	(15,004)	(8,878)
Other comprehensive income	–	–	7,296	7,296	–	5,878	13,174
Distributions	–	–	–	–	(2,284)	–	(2,284)
Deferred shares issued under non-employee director share plans	72	25	–	25	–	–	25
Mark to market activity for liability classified awards previously classified as equity	–	(8)	–	(8)	–	–	(8)
Contributions	–	–	–	–	–	7,076	7,076
Balance, March 31, 2012	42,192	$(95,363)	$111,350	$15,987	$155,033	$543,135	$714,155

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,878)	$(16,520)
Less net loss attributable to noncontrolling interests	(12,720)	(11,824)
Net income (loss) to common shareholders	3,842	(4,696)
Adjustments to reconcile net income (loss) to common shareholders to net cash provided by operating activities:
Net losses on sales of bonds and loans	27	491
Net gains on sales of real estate and other investments	(55)	(2)
Net gains related to consolidated funds and ventures	(4,725)	(1,680)
Provisions for credit losses and impairment	960	9,482
Equity in losses, net from equity investments in partnerships	12,531	7,870
Net losses allocable to noncontrolling interests from consolidated funds and ventures	(15,004)	(14,266)
Income allocable to perpetual preferred shareholders of a subsidiary company	2,284	2,442
Net gains on early extinguishment of liabilities	(486)	(293)
Depreciation and amortization	5,356	3,493
Other	(333)	1,784
Net cash provided by operating activities	4,397	4,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(589)	–
Principal payments and sales proceeds received on bonds	2,303	24,931
Principal payments received on loans held for investment	2,036	45,488
Insurance recoveries on property, plant and equipment	753	–
Investments in property partnerships and property, plant and equipment	(11,649)	(5,203)
Proceeds from the sale of real estate and other investments	3,201	–
Decrease in restricted cash and cash of consolidated funds and ventures	(10,597)	(2,526)
Capital distributions received from investments in partnerships	439	85
Net cash (used in) provided by investing activities	(14,103)	62,775

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing activity	20,325	35
Repayment of borrowings	(19,614)	(69,387)
Payment of debt issue costs	(119)	(5)
Contributions from holders of noncontrolling interests	7,076	9,061
Distributions paid to perpetual preferred shareholders of a subsidiary company	(2,482)	(2,442)
Repurchase and retirement of perpetual preferred shares	–	(3,180)
Net cash provided by (used in) financing activities	5,186	(65,918)

Net (decrease) increase in cash and cash equivalents	(4,520)	1,482

Unrestricted cash and cash equivalents at beginning of period	42,116	32,544

Unrestricted cash and cash equivalents at end of period	$37,596	$34,026

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the three months ended March 31
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$11,561	$12,546
Income taxes paid	32	18

Non-cash investing and financing activities:
Unrealized gains (losses) included in other comprehensive income	13,174	(4,081)
Debt and liabilities extinguished through sales and collections on bonds and loans	10,175	925
Decrease in unfunded commitments for equity investments	–	(771)
Increase in real estate due to deed in lieu of foreclosure	7,711	–

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

The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, and concessions from, our senior and subordinate debt holders such that none of our lenders are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements through June 2013, we do not have adequate liquidity to pay our subordinate debt obligations in full when various concessions expire, including those where the current pay rate on certain debt will reset to a higher rate in the second quarter of 2012. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them. Also, our ability to pay our senior debt obligations beyond June 2013 is highly dependent on future negotiations with certain of our creditors as well as future cash flow generated by our business.

The net interest income generated by our bond portfolio is dependent on the performance of the real estate assets which serve as collateral for these bonds. The bond portfolio is owned by various subsidiaries of the Company, and the net interest income generated from the bond portfolio or the distributions thereof, if made, are used primarily to fund our operating expenses and make payments on our senior debt and on our other debt obligations. There are contractual restrictions in place which limit the ability of our subsidiaries to distribute cash flow and other assets to us. Furthermore, the common stock of our most significant subsidiary is pledged to a senior creditor as collateral.

Our bond portfolio is leveraged, and the cash generated by the portfolio is subject to interest rate and debt roll-over risk. See Note 8, “Debt” for more information. If short-term rates rise, we will have lower cash distributions from the subsidiaries that own the bond portfolio. A significant increase in short-term rates could immediately impair our ability to pay even the senior debt of the Company. In addition to the leverage on our bond portfolio, our non-bond assets are also substantially leveraged.   As a result of these encumbrances, our ability to raise additional capital or issue additional debt to generate liquidity is very limited.

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

Although the Company recently repurchased a portion of its subordinate debt held by one of its creditors at a significant discount and extended the period during which interest is payable on that creditor’s remaining subordinate debt at the existing pay rate of 0.75%, we have another $108.3 million of subordinate debt with a pay rate of 0.75% that will reset to approximately 7.9% in second quarter of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. See Note 8, “Debt” for more information.

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

Our primary business is the management of our bond portfolio, which consists primarily of tax-exempt bonds issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts. Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is owned by MuniMae TE Bond Subsidiary, LLC (“TEB”), which held 93.9% of the carrying value of the Company’s bonds at March 31, 2012. TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae. These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash or other assets to MuniMae. TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, and the distributions of cash and assets to MuniMae, and impose certain requirements in the event of merger, sale or consolidation.

Pursuant to TEB’s operating agreement, distributions from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or distributions other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to TEI if after such Restricted Payment is made TEB’s leverage ratio would be above the incurrence limit of 60% or TEB’s liquidation preferences ratios are not at amounts that would allow it to raise additional preferred equity senior to, or on parity with, the existing Series A, B, C and D preferred shares outstanding. TEB was below its maximum incurrence leverage and liquidation preference ratios at March 31, 2012.

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

We have a majority interest in International Housing Solutions S.à r.l. (“IHS”), a company that was formed to raise funds to invest in affordable housing in overseas markets. IHS’s primary activity to date has been to sponsor, raise capital for and manage the business of the South Africa Workforce Housing Fund SA I (“SA Fund”) as the general partner of the SA Fund. The SA Fund invests directly or indirectly in housing development projects and housing sector companies in South Africa. We expect IHS to sponsor, raise capital for and manage additional funds similar to the SA Fund in the future. See Note 17, “Consolidated Funds and Ventures.”

We expect the management of our bond portfolio to remain our primary business even as we invest in the growth of other businesses such as IHS.

As more fully described below we have sold, liquidated or closed down substantially all of our non-bond related businesses and have residual assets and obligations in the following former business segments:

•	Tax Credit Equity (“TCE”) - A business which raised equity and created investment funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds (“LIHTC Funds”)). The net assets, personnel and related resources to conduct our TCE business were sold in 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at March 31, 2012 and December 31, 2011. The Company’s general partner ownership interests of the LIHTC funds remaining at March 31, 2012 range from 0.01% to 0.04%. The Company has guarantees associated with these LIHTC funds. These guarantees, along with the Company’s ability to direct the activities of the LIHTC funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. See Note 17, “Consolidated Funds and Ventures.”

•	Agency Lending - A business which originated both market rate and affordable multifamily housing loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) collectively referred to as agencies (“Agencies”)) or through programs created by them. This division also sold permanent loans to third party investors, which were guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”). The net assets, personnel and related resources to conduct this business were sold in 2009 and we no longer originate these types of loans. However, we do have certain guarantees and indemnifications related to the sale of this business. See Note 3, “Investments in Preferred Stock.”

•	Renewable Energy – A business which financed, owned and operated renewable energy and energy efficiency projects. The net assets, personnel and related resources to conduct this business were sold in 2009. However, we continue to own general partner interests in a solar fund and we continue to own two solar projects. See Note 17, “Consolidated Funds and Ventures.”

•	Affordable Debt – A business which originated and invested in loans secured by affordable housing. We no longer perform these activities; however, at March 31, 2012 we still own loans from this business with a carrying value of approximately $4.7 million, of which $4.1 million were subordinated loans. These loans are classified as either held for investment or held for sale.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements represent the consolidation of Municipal Mortgage & Equity, LLC and all companies that we directly or indirectly control, either through majority ownership or otherwise, and all companies we are required to consolidate. See Note 1, “Description of the Business and Basis of Presentation” to the consolidated financial statements in our 2011 Form 10-K, which discusses our consolidation presentation and our significant accounting policies.

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

Interim Period Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.

The condensed consolidated financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our 2011 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Note 2—BONDS AVAILABLE-FOR-SALE

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$975,069	$(9,372)	$(124,817)	$87,993	$928,873
Other bonds	93,582	(2,924)	(26,685)	23,596	87,569
Total	$1,068,651	$(12,296)	$(151,502)	$111,589	$1,016,442

	December 31, 2011
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$977,326	$(8,932)	$(124,580)	$82,005	$925,819
Other bonds	103,234	(3,109)	(26,685)	22,369	95,809
Total	$1,080,560	$(12,041)	$(151,265)	$104,374	$1,021,628

(1)	Represents net discounts and net fees.

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

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had an aggregate fair value of $11.2 million and $9.6 million at March 31, 2012, and December 31, 2011, respectively. The Company holds the bonds that are senior to the vast majority of its subordinate bonds.

A small portion of our mortgage revenue bonds (“Participating Bonds”) allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. The Company’s Participating Bonds had an aggregate fair value of $14.6 million and $14.4 million at March 31, 2012 and December 31, 2011, respectively. Both the stated and participating interest on the Company’s Participating Bonds are exempt from federal income tax. However, a significant portion of the tax exempt income from all of mortgage revenue bonds is subject to inclusion in a shareholder’s alternative minimum tax (“AMT”) calculation for federal income tax purposes.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at March 31, 2012.

	March 31, 2012
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$–	$–
Due between one and five years	–	–
Due between five and ten years	–	–
Due after ten years	2,456	3,664
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	902,397	1,012,778
	$904,853	$1,016,442

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction or penalty at March 31, 2012, as well as the year in which the remaining portfolio becomes prepayable without restriction or penalty.

	March 31, 2012
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restrictions or penalties at March 31, 2012	$48,227	$51,313
April 1 through December 31, 2012	23,756	24,711
2013	14,587	15,176
2014	9,359	9,715
2015	4,237	4,507
2016	24,558	29,798
Thereafter	708,641	796,245
Bonds that may not be prepaid	71,488	84,977
Total	$904,853	$1,016,442

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $68.1 million and $65.9 million at March 31, 2012 and December 31, 2011, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $0.4 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Total current	$913,278	$952,676
30-59 days past due	37,631	5,458
60-89 days past due	–	–
Greater than 90 days	65,533	63,494

Bond Sales

There were no sales of bonds for the three months ended March 31, 2012. The Company recorded cash proceeds on sales and redemptions of bonds of $20.8 million for the three months ended March 31, 2011. In connection with the 2011 sales and redemptions, the Company used cash of $15.0 million to pay down its bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net losses on bonds” for bonds sold or redeemed during the three months ended March 31, 2012 and 2011, as well as for bonds still in the Company’s portfolio at March 31, 2012 and 2011, respectively.

	For the three months ended March 31,
(in thousands)	2012	2011
Bond impairment recognized on bonds held at each period-end	$(238)	$(3,510)
Losses recognized at time of sale/redemption	–	(1,036)
Gains recognized at time of sale/redemption	–	715
Total net losses on bonds	$(238)	$(3,831)

Unfunded Bond Commitments

Unfunded bond commitments are agreements to fund construction or renovation of properties securing the bonds over the construction or renovation period. Since September 30, 2010 there have been no unfunded bond commitments.

Note 3—INVESTMENTS IN PREFERRED STOCK

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

Subsequent to the sale, the Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value. The carrying value of the preferred stock was $36.4 million at March 31, 2012 and December 31, 2011. The estimated fair value of the preferred stock was $39.4 million and $39.3 million at March 31, 2012 and December 31, 2011, respectively. The Company did not record impairment charges on the preferred stock for the three months ended March 31, 2012 and 2011. Since the inception date and through March 31, 2012, the Company cancelled $3.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement. In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit. At March 31, 2012, the unpaid principal amount on the preferred stock was $42.0 million.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at March 31, 2012 and December 31, 2011 the fair value of this obligation was zero. See Note 11, “Guarantees and Collateral.” Since the sale of the Agency Lending business and through March 31, 2012, the Company incurred $1.7 million in realized losses related to these specific loans.

Note 4—Loans HELD FOR INVESTMENT and loans held for salE

The Company has loans classified as HFS and HFI.

Loans Held for Sale

The following table summarizes the cost basis of loans held for sale and the Lower of Cost or Market (“LOCOM”) adjustment to record these loans at the lower of cost or market at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Cost basis	$10,219	$10,345
LOCOM adjustment	(9,848)	(9,820)
Loans held for sale, net	$371	$525

At March 31, 2012 and December 31, 2011, the majority of these loans are permanent loans.

Outstanding loan balances included net deferred fee income of $0.5 million at March 31, 2012 and December 31, 2011.

The carrying value of non-accrual loans was zero at March 31, 2012 and December 31, 2011.

The Company recorded cash proceeds on loan sales and pay-offs of zero and $13.6 million and corresponding net gains on loan sales and pay-offs of zero and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the activity in LOCOM adjustments for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Balance-January 1,	$9,820	$9,692
LOCOM adjustments	28	194
Charge-offs, net	–	–
Balance-March 31,	$9,848	$9,886

Loans Held for Investment

The following table summarizes HFI loans at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Cost basis	$23,591	$44,138
Allowance for loan losses	(19,256)	(33,713)
Loans held for investment, net	$4,335	$10,425

At March 31, 2012 and December 31, 2011, the majority of these loans are land loans or bridge loans. Bridge loans are short-term or intermediate term loans secured with either a first mortgage position or a subordinated position used to finance the acquisition of and improvements on transitional properties until their conversion to permanent financing.

Outstanding loan balances included net deferred fee income of $0.4 million at March 31, 2012 and December 31, 2011.

The carrying value of non-accrual loans was zero and $7.4 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011 there were no loans held for investment which were past due 90 days or more and still accruing interest.

The following table provides an aging analysis for the carrying value of loans held for investment at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Total current	$4,335	$2,981
30-59 days past due	–	–
60-89 days past due	–	–
Greater than 90 days	–	7,444

The following table summarizes the carrying value of loans held for investment that were specifically identified as impaired at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Impaired loans with a specific reserve	$3,216	$9,304

Average carrying value of impaired loans	$2,538	$9,362

The unpaid principal balance of impaired loans was $22.8 million and $44.8 million at March 31, 2012 and December 31, 2011, respectively. The Company recognized $0.1 million and $0.2 million on a cash basis, of interest income on impaired loans for the three months ended March 31, 2012 and 2011.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011:

(in thousands)	2012	2011
Balance-January 1,	$33,713	$33,713
(Recovery) provision	(3,412)	565
Charge-offs	(11,045)	–
Balance-March 31,	$19,256	$34,278

Unfunded Loan Commitments

Unfunded loan commitments are agreements to fund construction or renovation of properties securing certain loans. There were no unfunded loan commitments at March 31, 2012.

See Note 17, “Consolidated Funds and Ventures,” for discussion of the Company’s loans related to consolidated funds and ventures.

Note 5—INVESTMENTS IN unconsolidated ventures

Investments in Real Estate Related Entities

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

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures in which the Company holds an equity investment at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$51,030	$51,030
Total liabilities (primarily debt)	703	703

The following table displays the net loss for the three months ended March 31, 2012 and 2011 for the ventures in which the Company holds an equity investment:

	For the three months ended March 31,
(in thousands)	2012	2011
Net (loss) income	$(967)	$122

Note 6—OTHER ASSETS

The following table summarizes other assets at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Other assets:
Real estate owned, held for use	$15,541	$5,295
Accrued interest receivable	6,380	7,817
State tax receivables, net	2,829	2,828
Debt issue costs, net	8,983	9,211
Property and equipment, net	597	812
Other assets	3,327	4,008
Total other assets	$37,657	$29,971

Property and equipment are recorded at cost, net of accumulated depreciation and amortization, which was $4.3 million and $4.1 million at March 31, 2012 and December 31, 2011, respectively. Depreciation expense totaled $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets, which generally range from five to fifteen years, depending on the asset or the lease term for leasehold improvements.

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $2.3 million at March 31, 2012 and December 31, 2011, has been recorded through other liabilities.

Real estate owned represents foreclosed properties or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on debt owed to the Company. At March 31, 2012 and December 31, 2011, the Company had two parcels of undeveloped land with a carrying value of $5.3 million. On January 20, 2012, the Company took a deed in lieu of foreclosure as a result of a borrower default on debt owned by the Company.  The Company’s original loan investment was $11.5 million which was subsequently impaired and carried at $7.4 million at December 31, 2011.  As a result of the deed in lieu of foreclosure on January 20, 2012, the Company converted its loan investment to real estate owned.  In February 2012, the Company received $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to the loan, which was recognized as a loan loss recovery. The Company received an additional $0.8 million in insurance proceeds on March 26, 2012, which was recognized through income as revenue from real estate owned.

Note 7—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at March 31, 2012 and December 31, 2011.

	Fair Value
	March 31, 2012		December 31, 2011
(in thousands)	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$–	$13,877	$5,476	$21,413
Other	–	822	–	742
Total derivative financial instruments	$–	$14,699	$5,476	$22,155

The following table summarizes the derivative notional amounts at March 31, 2012 and December 31, 2011.

	Notional
(in thousands)	March 31, 2012	December 31, 2011
Interest rate swaps	$87,931	$301,696
Other	5,600	6,195

The following table summarizes derivative activity for the three months ended March 31, 2012 and 2011.

	Net losses on Derivatives For the three months ended March 31,
(in thousands)	2012	2011
Interest rate swaps (1)	$(74)	$(17)
Other	(150)	(54)
Total	$(224)	$(71)

(1)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.” Net cash paid was $1.2 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

Interest Rate Swaps

Interest rate swaps are executed to reduce the interest rate risk associated with the variable rate interest on the debt owed to senior interests in securitization trusts. Under the interest rate swap contracts, the Company typically receives a variable rate and pays a fixed rate. The rate that the Company receives from the counterparty will generally offset the rate that the Company pays on its debt instruments. Therefore, interest rate swaps effectively convert variable rate debt to fixed rate debt. The Company’s remaining interest rate swaps are indexed on a variable rate based on the weekly Securities Industry and Financial Markets Association Municipal Swap Index (an index of weekly tax-exempt variable rates (“SIFMA”)) or the London Interbank Offer Rate (“LIBOR”), and the fixed rate is set at inception based on the SIFMA or LIBOR yield curve for the specific term of the swap.

All of the Company’s interest rate swap agreements were entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements. At March 31, 2012, the Company had interest rate swap contracts and other derivative contracts with the Counterparty totaling $85.6 million (notional) with a net fair value liability of $13.7 million. The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done. Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps. On February 2, 2012, the Company entered into a second amended and restated forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements to the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms.

The key forbearance release terms include:

•	Approximately $8.3 million in debt investments held by the Counterparty, which the Company has guaranteed, shall have been repurchased by the Company. During first quarter 2012, the Company repurchased $2.4 million in such debt investments.

•	Derivative agreements between the Counterparty and the Company with an overall net liability of approximately $15.3 million at December 31, 2011, shall have either been terminated or collateralized with cash or cash equivalents. During first quarter 2012, the Company terminated four derivatives with a net liability balance of $1.3 million at December 31, 2011. The remaining derivatives to be terminated or collateralized as part of the forbearance release terms had a liability balance of $13.3 million at March 31, 2012, of which $1.1 million was collateralized with cash and cash equivalents at March 31, 2012.

•	At least on a quarterly basis, a portion of TEB’s distributions to the Company shall be used to repurchase the debt instruments and collateralize or terminate net derivative exposure as described above.

•	Certain guarantee exposure between the Counterparty and the Company shall have been fully collateralized (other than by a pledge of the common equity of TEB) with cash, cash equivalents or a letter of credit acceptable to the Counterparty.

•	TEB shall have common shareholder equity of not less than $200.0 million calculated pursuant to a methodology set forth in the agreement. At March 31, 2012, TEB’s calculated common shareholder equity was $214.6 million.

•	TEI has net asset value of not less than $225.0 million. At March 31, 2012, TEI’s net asset value was $226.9 million.

As part of the forbearance agreement and until satisfaction of the forbearance release terms, the Company cannot permit TEB to declare or make a Restricted Payment distribution to the Company without prior written consent of the Counterparty.

Upon satisfaction of the forbearance release terms, the Counterparty shall transfer the guaranty obligation from MuniMae to TEI and reduce the minimum net asset value requirement from $475.0 million to $225.0 million. A further condition will be for TEB to maintain common shareholder equity of not less than $200.0 million, calculated pursuant to the methodology set forth in the agreement.

On February 2, 2012, the Company entered into an amended pledge agreement with the Counterparty whereby TEI continues to pledge its 100% common equity in TEB to the Counterparty. The amendment provides for a release of the pledged common stock of TEB once the forbearance release terms have been satisfied and certain guarantee exposure and other obligations of the Company have been fully collateralized with cash and cash equivalents. An additional release condition is that TEI must in the future obtain the written consent of the Counterparty before pledging, selling or transferring TEB’s common equity.

Note 8—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	Weighted-Average Interest Rate at Period-End	December 31, 2011	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts:
Due within one year (2)	$34,960	1.9%	$21,425	2.1%
Due after one year (2)	614,180	0.5	627,580	0.5
Mandatorily redeemable preferred shares (3):
Due within one year	4,635	7.5	4,550	7.5
Due after one year	87,335	8.6	94,256	8.7
Notes payable and other debt (4):
Due within one year	2,152	6.0	4,281	6.0
Due after one year	31,459	7.5	31,446	7.5
Total bond related debt	774,721		783,538

Non-bond related debt:
Notes payable and other debt:
Due within one year (5)	47,213	8.3	47,827	8.3
Due after one year	16,080	9.4	16,953	10.2
Subordinate debentures (6)
Due after one year	192,931	7.9	195,320	8.8
Total non-bond related debt	256,224		260,100

Total debt	$1,030,945		$1,043,638

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations held by TEB and TEI.

(2)	The Company incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 2.3% and 2.5% at March 31, 2012 and December 31, 2011, respectively. These additional fees bring the weighted average interest rate (due after one year) to 1.8% at March 31, 2012 and December 31, 2011.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $2.9 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively.

(4)	Included in notes payable and other debt are unamortized discounts of $1.7 million at March 31, 2012 and December 31, 2011.

(5)	This amount includes $32.0 million of debt that has come due and remains payable; however, we have forbearance agreements with the debt holders such that none of them are pursuing any remedies. This amount also includes $11.5 million of debt that is due on demand.

(6)	Included in subordinate debt are $9.5 million of net premiums and effective interest rate payable and $1.4 million of net discounts and effective interest rate payable at March 31, 2012 and December 31, 2011, respectively.

Covenant Compliance and Debt Maturities

We are in default on $32.0 million of debt that has previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

The following table summarizes the annual principal payment commitments at March 31, 2012:

(in thousands)
2012(1)	$67,923
2013	29,199
2014	25,805
2015	37,471
2016	21,739
Thereafter	848,808
Total	$1,030,945

(1)	This amount includes $32.0 million of debt that has come due and remains payable; however, we have forbearance agreements with the debt holders such that none of them are pursuing any remedies. This amount also includes $11.5 million of debt that is due on demand.

At March 31, 2012, the Company and/or its wholly owned subsidiaries are parties to debt agreements ("Credit Facilities") with an outstanding principal balance of $3.4 million that contain cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties. However, the documents evidencing these Credit Facilities generally include protective provisions that impose limits on the ability of the lenders under such Credit Facilities to declare defaults, including provisions limiting cross-defaults to circumstances where (1) such other obligations are "material" or exceed specified amounts, (2) the Company and/or its wholly owned subsidiaries have first been provided with notice of and the ability to cure such default under the unrelated obligations, (3) such defaults have resulted in the actual acceleration of such unrelated obligations, and (4) the Company and/or its wholly owned subsidiaries have not posted acceptable collateral.

Senior Interests in and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the subordinated residual interests. Substantially all of the senior interests are variable rate debt. The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $649.1 million at March 31, 2012, of which $74.2 million has annually renewing credit enhancement and/or liquidity facilities, $550.8 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has liquidity facilities that mature in 2016 and beyond.

While the Company is pursuing several alternatives, it currently seeks to refinance $550.8 million of the securitization trust balance during 2012. If we were unable to renew or replace our third party credit enhancement and liquidity facilities we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. Whether or not we are able to extend or replace the third party credit enhancement and liquidity facilities, more than likely we will experience higher bond related interest expense upon the refinancing of our bond debt. In addition, if our counterparties were to experience a ratings downgrade we could be subject to the termination of a financing facility and/or higher financing costs.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $3.3 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets. In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any realized net capital gains during the immediately preceding taxable year, if any.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at March 31, 2012:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date

Series A	May 27, 1999	28.5	$1,679	7.50%	June 30, 2012	June 30, 2049

Series B	June 2, 2000	23.5	2,000	9.64	November 1, 2012	June 30, 2050

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

The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, voting separately, also elected on October 24, 2011 to amend the Series A Series Exhibit to the TEB Operating Agreement.  Pursuant to an Amended and Restated Series Exhibit approved in 2009, TEB was obligated to make a fixed payment equal to 12.68% of the original $84.0 million issue amount, of which an amount equal to 7.5%, of the outstanding principal balance was allocated to distribution and the remainder was allocated to redeem those Series A shares outstanding.  This had the effect of accelerating the retirement of the Series A shares at an ever increasing pace, especially if additional shares were repurchased and retired. The 2011 amendment removed the fixed payment equal to 12.68% of the original $84.0 million issue amount and established a set redemption schedule that equals, on a per share basis, the schedule in effect just prior to the approval of the 2011 amendment.  The distribution rate continues to be 7.5% and, assuming no repurchases and retirements in 2012, no further amendments and an unsuccessful remarketing, TEB will make approximately $4.6 million in principal redemptions in 2012.

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

Interest expense on mandatorily redeemable preferred shares totaled $2.2 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $92.0 million at March 31, 2012. The Series A mandatorily redeemable preferred shares that had a liquidation amount of $47.8 million at March 31, 2012, also had principal redemptions requirements, which resulted in an overall average annual distribution and redemption rate of 13.4% for the three months ended March 31, 2012.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinate Debt

The table below represents a summary of the key terms of the subordinate debt issued by MMA Mortgage Investment Corporation (“MMIC”) and MMA Financial Holdings, Inc. (“MFH”) and held by third parties at March 31, 2012:

(dollars in thousands)
Issuer	Principal	Net Premium/ (Discount)		Carrying Value	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MMIC	$30,000	$–		$30,000	–	May 3, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury

MFH	45,144	9,625	(1)	54,769	–	May 3, 2034	0.75% to February 2014, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury

MFH	61,000	–		61,000	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%

MFH	47,275	(113)		47,162	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%
	$183,419	$9,512		$192,931

(1)	The premium represents a $15.0 million debt reduction offset by $6.7 million of foregone interest, both of which are being recognized over the remaining term. Also included in this amount are effective interest adjustments of $1.3 million resulting from the amortization of the premium and effective interest payable amounts due to the reduced pay rate of 0.75% which is scheduled to reset in May 2014.

Interest expense on the subordinate debt totaled $3.9 million for the three months ended March 31, 2012 and 2011.

TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of then $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a cash payment of $5.0 million. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 0.75% per annum to February 2014. An amount equal to the interest foregone as a result of the extension was added to the principal amount outstanding. MFH’s principal amount outstanding increased by $10.2 million of which $3.5 million represents an intercompany payable to TEI and $6.7 million is payable to the third party holder. The $15.0 million reduction in the Company’s subordinate debt principal balance, resulting from the discounted purchase, as well as the $6.7 million increase in principal to the third party holder will for financial reporting purposes be recognized over the remaining life of the securities in accordance with the rules for debt modifications that are considered troubled debt restructurings. After the interest payment date in February 2014, the reduced interest rate will reset to a rate of 9.5% until May 5, 2014 and after May 5, 2014 at a rate, determined on each interest payment date for the period ending on the next interest payment date, which is equal to the greater of (a) 9.5% or (b) the rate which is equal to 6.0% plus the 10-year U.S. Treasury Rate.

Separate from the $58.4 million of subordinate debt principal discussed above, at March 31, 2012 we had $108.3 million of unpaid subordinate debt principal balance outstanding with a reduced pay rate of 0.75% that will reset to approximately 7.9% in the second quarter of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, no assurance can be given that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire.

Letters of Credit

The Company has letter of credit facilities, generally with institutional investors that are used as a means to pledge collateral to support Company obligations. At March 31, 2012, the Company had $25.1 million in outstanding letters of credit posted as collateral, of which $0.1 million has a maturity date in third quarter of 2012, $6.0 million have maturity dates in 2013 and the remaining $19.0 million will mature in 2014. Although we currently expect that we will be able to renew our expiring letters of credit at reduced amounts or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	March 31, 2012				December 31, 2011
	Carrying	Fair Value			Carrying	Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Value
Assets:
Loans held for investment	$4,335	$-	$-	$5,431	$1,121	$424
Investments in preferred stock	36,371	-	-	39,434	36,371	39,297

Liabilities:
Senior interests in and debt owed to securitization trusts	649,140	-	649,277	-	649,005	649,005
Notes payable and other debt, bond related	33,611	-	-	35,047	35,727	37,210
Notes payable and other debt, non-bond related	63,293	-	-	28,133	64,780	21,410
Subordinate debentures issued by MFH	162,931	-	38,355	-	165,320	41,674
Subordinate debentures issued by MMIC	30,000	-	-	30,000	30,000	30,000
Mandatorily redeemable preferred shares	91,970	-	87,059	-	98,806	94,116
Liabilities of consolidated funds and ventures:
Notes payable	29,547	-	20,034	7,316	23,902	19,815

Loans held for investment –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans.

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

Subordinate debt and mandatorily redeemable preferred shares – The fair value of the subordinate debt and mandatorily redeemable preferred shares was estimated using current market prices for comparable instruments and best available market benchmarks, taking into account credit risk.

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

Note 10—FAIR VALUE MEASUREMENTS

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

		Fair Value Measurement Levels at March 31, 2012
(in thousands)	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,016,442	$–	$–	$1,016,442

Liabilities:
Derivative liabilities	$14,699	$–	$13,654	$1,045

		Fair Value Measurement Levels at December 31, 2011
(in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,021,628	$–	$–	$1,021,628
Derivative assets	5,476	–	5,476	–

Liabilities:
Derivative liabilities	$22,155	$–	$21,597	$558

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2012:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(1,167)
Total losses included in earnings	(1,272)	(6)
Total gains included in other comprehensive loss	7,215	–
Impact from purchases	589	–
Impact from settlements	(11,718)	127
Balance, March 31, 2012	$1,016,442	$(1,045)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the three months ended March 31, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during first quarter 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at March 31, 2012	(238)	(1,034)	(6)
Additional realized losses recognized at settlement	–	–	(77)
Total gains (losses) reported in earnings	$(238)	$(1,034)	$(83)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total losses included in earnings	(4,260)	(21)
Total losses included in other comprehensive income	(1,445)	–
Impact from sales	(21,123)	–
Impact from settlements	(4,296)	–
Balance, March 31, 2011	$1,199,912	$(571)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains recognized at settlement for the three months ended March 31, 2011.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains (losses) on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2011, but settled during first quarter 2011	$–	$–	$9
Change in unrealized losses related to assets and liabilities still held at March 31, 2011	(3,510)	(750)	(30)
Additional realized losses recognized at settlement	(321)	–	–
Total losses reported in earnings	$(3,831)	$(750)	$(21)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-Sale – For most of our performing bonds, the Company estimates fair value based on discounted cash flows based on the expected bond payments, by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.64% and 6.69% at March 31, 2012 and December 31, 2011, respectively. If observable market quotes are available, the Company will estimate the fair value based on that quoted price. The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value. The Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.9% and 9.3% at March 31, 2012 and December 31, 2011, respectively. The capitalization rate averaged 7.7% and 7.9% at March 31, 2012 and December 31, 2011, respectively. If an estimated sale price is readily available from a sale agreement, an appraisal or a broker opinion of value, then the Company will estimate fair value based on that information.

The discount rates and capitalization rates as discussed above are significant inputs to bond valuations and are unobservable in the market. To the extent discount rates and capitalization rates were to increase (decrease) in isolation the corresponding estimated bond values would decrease (increase).

Derivative Financial Instruments – The fair value of derivatives was based on dealer quotes, where available, or estimated using valuation models incorporating current market assumptions. The Company’s interest rate swap agreements have collateral posting requirements that are considered in determining the fair value of these instruments.

The following table presents assets that were measured at fair value in 2012 on a non-recurring basis and still held at March 31, 2012.

		Fair Value Measurement Levels at March 31, 2012			Total Losses Reported
(in thousands)	March 31, 2012	Level 1	Level 2	Level 3	Through the Three Months Ended March 31, 2012:
Assets:
Loans held for sale	$371	$–	$–	$371	$(28)
Investment in an unconsolidated venture	6,666	–	–	6,666	–

The following table presents assets that were measured at fair value in 2011 on a non-recurring basis and still held at December 31, 2011.

		Fair Value Measurement Levels at December 31, 2011			Total Losses Reported
(in thousands)	December 31, 2011	Level 1	Level 2	Level 3	Through the Three Months Ended March 31, 2011:
Assets:
Loans held for investment	$9,304	$–	$–	$9,304	$–
Loans held for sale	525	–	–	525	(195)
Investment in an unconsolidated venture	6,666	–	–	6,666	–

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

Note 11—GUARANTEES AND COLLATERAL

Guarantees

The following table summarizes guarantees, by type, at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$43,882	$1,783	$112,404	$1,866
Other guarantees	777	157	777	67
Total	$44,659	$1,940	$113,181	$1,933

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company has not made any cash payments related to these indemnification agreements for the three months ended March 31, 2012 and 2011. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in the Company having to pay up to $1.0 million between now and 2016.

The maximum exposure declined during the first quarter as the Company’s methodology for measuring maximum exposure now takes into consideration the amount of investor yield already delivered. The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee. The Company also has guarantees associated with the LIHTC funds that were not sold to the purchaser of the TCE business. See Note 17, “Consolidated Funds and Ventures” for information on these guarantees.

Other Guarantees

The Company has entered into arrangements that require it to make payments in the event that a third party fails to perform on its financial obligations. Generally, the Company provides these guarantees in conjunction with the sale or placement of an asset with a third party or, in one case, as part of an indemnification related to the sale of a business segment. The terms of such guarantees vary based on the performance of the asset. The Company’s maximum exposure under these guarantee obligations represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantees.

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at March 31, 2012 and December 31, 2011:

		March 31, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable	Investments in Unconsolidated Ventures and Other Assets	Total
Bonds held in securitization trusts and for securitization programs	A	$2,290	$937,190	$–	$–	$939,480
Notes payable	B	7	32,748	187	8,401	41,343
Other	C	5,093	32,748	3,689	13,806	55,336
Total		$7,390	$1,002,686	$3,876	$22,207	$1,036,159

		December 31, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Loans Receivable	Investments in Unconsolidated Ventures and Other Assets	Total
Bonds held in securitization trusts and for securitization programs	A	$220	$943,856	$–	$–	$944,076
Notes payable	B	85	32,170	317	8,401	40,973
Other	C	4,554	32,855	9,804	3,560	50,773
Total		$4,859	$1,008,881	$10,121	$11,961	$1,035,822

A. This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B. The Company pledges bonds, loans, investments in preferred stock and an investment in a mixed-use real estate development as collateral for notes payable.

C. The Company pledges collateral in connection with secured borrowings, derivative transactions, other liabilities and leases.  The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements.  In addition, cash may be restricted for funding obligations.

Note 12—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2017. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the three months ended March 31, 2012 and 2011:

	Reported through General and Administrative		Reported through Discontinued Operations
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Rental expense	$567	$585	$369	$369
Rental income	395	355	369	369
Net rental expense	$172	$230	$–	$–

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at March 31, 2012:

(in thousands)
2012	$2,770
2013	3,603
2014	2,941
2015	1,564
2016	726
2017	30
Total minimum future rental commitments	$11,634

The Company expects to receive $7.8 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. At March 31, 2012, there were no such proceedings.

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at March 31, 2012. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company has filed a motion to dismiss the class action and the motion is before the court for decision. Due to the inherent uncertainties of litigation, and because these specific actions are still in a preliminary stage, the Company cannot reasonably predict the outcome of these matters at this time.

Note 13—Equity

Income (Loss) Per Common Share

The following table provides a summary of net income (loss) to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Net income (loss) from continuing operations	$3,671	$(4,806)
Net income from discontinued operations	171	110
Net income (loss) to common shareholder	$3,842	$(4,696)

Basic weighted-average shares (1)	42,121	40,855
Common stock equivalents	858	–
Diluted weighted-average shares	42,979	40,855
Basic income (loss) per share	$0.09	$(0.11)
Diluted income (loss) per share	0.09	(0.11)

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

At March 31, 2012, 857,692 employee stock options were in the money and were added to the diluted shares. The Company would receive $0.2 million if the options were exercised. At March 31, 2011, no employee stock options were in the money. The average number of options that were excluded from common stock equivalents because they were not in the money for the three months ended March 31, 2012 and 2011 were 325,328 and 1,189,031, respectively.

Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets. In addition to quarterly distributions, the holders of the cumulative perpetual preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any net capital gains the Company recognized during the immediately preceding taxable year. For the taxable year ended December 31, 2011, TEB had capital gains of $3.2 million of which $0.2 million were due to holders of the perpetual preferred shares. These amounts were recognized as distributions in 2011 and paid in the first quarter of 2012.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at March 31, 2012:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000	4.90%	September 30, 2014	September 30, 2014
Series A-3	November 4, 2005	6	2,000	4.95	September 30, 2012	September 30, 2012
Series A-4	November 4, 2005	8	2,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000	9.75	September 30, 2012	September 30, 2012
Series C-1	October 19, 2004	13	1,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	15	2,000	5.90	September 30, 2015	September 30, 2020

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series cumulative mandatorily redeemable preferred shares. Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. If the remarketing agent is unable to remarket these shares successfully, distributions could increase. Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on rates as of May 7, 2012, the distribution rates under a failed remarketing would be lower than the current distribution rate for all Series.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company did not wholly own at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Noncontrolling interests in:
LIHTC Funds	$417,518	$431,482
Lower Tier Property Partnerships	3,383	4,949
SA Fund	117,457	103,740
Other consolidated entities	4,777	5,014
Total	$543,135	$545,185

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

Total compensation expense recorded for these Plans was as follows for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Employees’ Stock-based Compensation plan	$226	$16
Non-employee Directors’ Stock-based Compensation plan	50	50
Total	$276	$66

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 757,577 shares were still available to be issued at March 31, 2012. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense. The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2012	1,145	$7.01	7.2	$–	$181
Granted	500	0.36
Exercised	–	–
Forfeited/Expired	–	–
Outstanding at March 31, 2012	1,645	4.99	7.9	205	404
Number of options that were exercisable at:
December 31, 2011	862	$9.24	6.9
March 31, 2012	1,065	7.53	7.0

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, or upon death or disability. The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests. There was no outstanding liability for deferred share awards at March 31, 2012 and December 31, 2011 and there were no unvested shares at March 31, 2012.

Non-employee Directors’ Stock-Based Compensation Plan

During 2009, the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares. In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plans. A total of 692,531 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plans at March 31, 2012. The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012(1)	27	$24.69	1.1	$–
Granted	–
Expired/Forfeited	–
Outstanding at March 31, 2012(1)	27	24.69	0.8	–

Number of options that were exercisable at:
March 31, 2012	27	$24.69	0.8	$–

(1)	Includes options vested.

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the three months ended March 31, 2012 and 2011. The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
March 31, 2012	–	$–	71,810	$0.42	$50
March 31, 2011	53,419	0.12	160,256	0.12	50

For each of the three months ended March 31, 2012 and 2011, the Company recognized $50,000 in director fees expense, of which $25,000 was paid in cash, and the balance in deferred and restricted shares. Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

Note 15—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s tax-exempt bond investments is secured by a multifamily property in which The Shelter Group has an ownership interest. The Company’s carrying value of this performing tax-exempt bond secured by this multifamily property was $8.8 million (representing 95.3% of par at March 31, 2012) or less than 1% of the Company’s total bond portfolio at March 31, 2012. The Shelter Group also provides management services for certain properties that serve as collateral for some of the Company’s tax-exempt bond investments. During the three months ended March 31, 2012, there were three such property management contracts between properties securing the Company’s bonds and The Shelter Group for which fees paid by the properties under these contracts were $0.1 million.

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

On October 1, 2011, Mr. Joseph donated all of his remaining interests in SCA to a non-profit organization that provides charitable services and programs for the affordable housing market. The Company consolidates this non-profit organization because it is deemed to have a controlling financial interest as defined by GAAP. As a result of this donation, the non-profit organization consolidates these real estate properties and therefore the properties are included in the Company’s consolidated financial statements beginning October 1, 2011. See Note 17, “Consolidated Funds and Ventures,” for further details.

Note 16—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity in the discontinued operation, including any gains and losses on dispositions, have been classified as “Income from discontinued operations, net of tax.”

	For the three months ended March 31,
(in thousands)	2012	2011
Operations:
Sublease income	$369	$369
Other income	83	83
Rent expense	(369)	(369)
Other expenses	33	(202)
REO operations	55	220
Other gains	–	–
Equity in earnings from Lower Tier Property Partnerships	–	9
Disposal:
Net gain (loss) on sale	–	–
Income tax benefit	–	–
Net income from discontinued operations	$171	$110

Note 17—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal (to no) ownership interests in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated Lower Tier Property Partnerships and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in the consolidated balance sheets and statements of operations. Third-party ownership in these consolidated funds and ventures is recorded in equity as “Noncontrolling interests in consolidated funds and ventures.”

The total assets, by type of consolidated fund or venture, at March 31, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011
LIHTC Funds	$419,413	$433,653
Lower Tier Property Partnerships	120,735	121,800
SA Fund	140,626	118,050
Other consolidated entities	12,020	12,076
Total assets of consolidated funds and ventures	$692,794	$685,579

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at March 31, 2012 and December 31, 2011. The Company’s general partner ownership interests of the funds remaining at March 31, 2012 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At March 31, 2012 and December 31, 2011, the Company’s maximum exposure under these guarantees is estimated to be approximately $694.7 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated eight Lower Tier Property Partnerships at March 31, 2012 and December 31, 2011.

SA Fund

The Company is the majority owner of the general partner of the SA Fund, which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa. The Company has an equity commitment of $4.4 million, or 2.7% of total committed capital as a limited partner of the SA Fund. At March 31, 2012, the Company has funded approximately $3.3 million of this equity commitment.

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At March 31, 2012, these entities include two non-profit organizations that provide charitable services and programs for the affordable housing market and one Company sponsored solar fund where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at March 31, 2012 and December 31, 2011.

Asset Summary:

(in thousands)	March 31, 2012	December 31, 2011
Cash, cash equivalents and restricted cash	$51,939	$45,813
Investments in Lower Tier Property Partnerships	367,245	386,275
SA Fund investments	131,337	108,329
Real estate, net	114,073	115,609
Other assets of consolidated funds and ventures:
Solar projects	10,022	10,163
Other assets	18,178	19,390
Total assets of consolidated funds and ventures	$692,794	$685,579

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ equity investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the investment balances in the unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$367,245	$386,275
Total assets of Lower Tier Property Partnerships (1)	$1,404,522	$1,439,959
Total liabilities of Lower Tier Property Partnerships (1)	1,044,115	1,061,995

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s common shareholders’ maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is related to the guarantee exposure discussed above in the section entitled LIHTC Funds. The Company’s bond investments in the Lower Tier Property Partnerships at March 31, 2012 and December 31, 2011, was $438.6 million and $449.6 million, respectively. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Building, furniture and fixtures	$116,574	$116,257
Accumulated depreciation	(11,664)	(9,811)
Land	9,163	9,163
Total	$114,073	$115,609

Depreciation expense was $1.9 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the three months ended March 31, 2012 and 2011.

The real estate shown above was consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the real estate or in either of the non-profits. However, the Company provided debt financing to the real estate properties. In consolidation, because we reflect the real estate on our balance sheet, we have eliminated our bond and loan investments against the related obligations of the real estate properties. The Company’s common shareholders’ maximum loss exposure is related to the debt investments, which were carried at $104.4 million at the date of consolidation. At March 31, 2012, the fair value of these debt investments was $112.4 million. However, the $8.0 million net increase in value is not reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

SA Fund Investments

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 10, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $131.3 million and $108.3 million at March 31, 2012 and December 31, 2011, respectively and are considered Level 3 valuations.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2012 and 2011:

(in thousands)	2012	2011
Balance, January 1,	$108,329	$78,222
Total gains included in earnings	5,773	1,680
Total gains (losses) included in other comprehensive income	6,365	(2,212)
Impact from purchases	11,170	4,208
Impact from sales	(300)	–
Balance, March 31,	$131,337	$81,898

Solar Fund

At March 31, 2012, the Company is the managing member of one solar fund that has investments in five solar energy generation projects. These projects generate energy that is sold under long-term power contracts to the owner or lessee of the property that the projects are built on. The useful life of these solar facilities is generally ten to twenty years. The Company’s managing member interest in the fund is less than 1.0%.

The following section provides more information related to the liabilities of the consolidated funds and ventures at March 31, 2012 and December 31, 2011.

Liability Summary:

(in thousands)	March 31, 2012	December 31, 2011
Liabilities of consolidated funds and ventures:
Debt	$29,547	$23,902
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	16,867	17,033
Other liabilities	8,079	6,189
Total liabilities of consolidated funds and ventures	$54,493	$47,124

Debt

At March 31, 2012 and December 31, 2011, the debt of the consolidated funds and ventures had the following terms:

	March 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,459	$3,459	8.3	%(1)	Various dates through December 2022
SA Fund	20,034	20,034	2.9		April 30, 2018
Other	6,054	7,494	9.9		Various dates through October 2021

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

	December 31, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,511	$3,511	8.3	%(1)	Various dates through December 2022
SA Fund	12,034	12,034	3.4		April 30, 2018
Other	8,357	9,871	10.0		Various dates through October 2021

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Fund

The Company’s debt on the solar fund generally consists of amortizing debt secured by the solar fund’s interest in the solar projects. The debt is the obligation of the solar fund and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in the fund. Furthermore, the investor of the Solar Fund, under an option agreement, can put its interest to the Company during the period May 2012 through October 2012 at a price that yields its required annual after-tax return of 7.0%. At March 31, 2012, the Company’s guarantee liability related to its guaranteed yield on Solar Fund II was estimated at $0.1 million.

SA Fund

On April 30, 2008, the SA Fund entered into an agreement with the Overseas Private Investment Corporation, an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011 and a second draw of $8.0 million was made in the first quarter of 2012.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in U.S. dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund did not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations and provide an offset to the change in the debt obligation, which is also recognized through the consolidated statement of operations.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 10, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $0.8 million and $1.6 million at March 31, 2012 and December 31, 2011, respectively and are considered Level 2 valuations.

At March 31, 2012, the SA Fund had $0.7 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

On October 1, 2011, the Company consolidated seven Lower Tier Property Partnerships. See Note 15, “Related Party Transactions with Affiliates.” Three of these Lower Tier Property Partnerships have debt owed to a third party totaling $5.9 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At March 31, 2012, the Company’s estimated loss exposure related to this debt is $2.4 million.

The following section provides more information related to the income statement of the consolidated funds and ventures for the three months ended March 31, 2012 and 2011.

Income Statement Summary:

	For the three months ended March 31,
(in thousands)	2012	2011
Revenue:
Solar fund revenue	$174	$142
Rental and other income from real estate	5,172	335
Interest and other income	831	83
Total revenue from consolidated funds and ventures	6,177	560

Expenses:
Depreciation and amortization	2,596	1,025
Interest expense	584	148
Other operating expenses	4,179	438
Asset impairments	4,133	5,408
Total expenses from consolidated funds and ventures	11,492	7,019

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains on investments	5,773	1,680
Derivative gains	(878)	–
Net loss on sale of properties	(170)	–
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(12,536)	(7,873)
Net loss	(13,126)	(12,652)
Net losses allocable to noncontrolling interests in consolidated funds and ventures	15,004	14,266
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,878	$1,614

Income Allocations between the Noncontrolling Interest Holders and the Company

The Company’s general partner interest in these consolidated funds and ventures is generally a nominal ownership interest and therefore, normally the Company would only record a nominal amount of income or loss associated with this interest; however, in addition to the Company’s ownership interest, the Company’s other contractual arrangements need to be considered when allocating income or losses, since in many cases, the Company’s income related to its contractual relationships are eliminated in consolidation. Asset management fees, development fees, interest income on loans and bonds and guarantee fee income represent some of the more common elements eliminated by the Company upon consolidation and thus these amounts become an allocation of income between the noncontrolling interest holder and the Company. The details of Net income allocable to the common shareholders related to consolidated funds and ventures are as follows:

	For the three months ended March 31,
(in thousands)	2012	2011
Asset management fees	$1,444	$1,750
Guarantee fees	350	329
Interest income	967	220
Equity in losses from Lower Tier Property Partnerships	(1,034)	(750)
Other income (expense)	151	65
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,878	$1,614

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our capital resources have been severely curtailed due to the general market conditions that prevailed following the capital crisis that began in late 2007. These conditions caused us to have major liquidity issues, which led us to sell various operating businesses at significant losses and to dramatically cut our operating costs. The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, and concessions from, our senior and subordinate debt holders such that none of our lenders are currently pursuing any remedies. We have operated under short-term forbearance agreements with our senior lenders since 2008 and our current agreements with these lenders extend through June of 2013. However, we have concessions on a significant portion of our subordinate debt that provides for a low rate of interest expense for a specified time period. We recently extended the period during which interest is payable at the reduced pay rate for a portion of the subordinate debt to February of 2014. We have $108.3 million of subordinate debt for which the reduced pay rate will reset to a higher rate in the second quarter of 2012. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were unable to pay them. We fund our business operations and debt obligations primarily with interest income generated from our bond portfolio, which is owned by subsidiaries of the Company who distribute assets to us; however, those subsidiaries have contractual restrictions that may limit their ability to distribute cash or other assets to us.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; and (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $37.6 million and $42.1 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances during the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Unrestricted cash and cash equivalents at beginning of period	$42,116	$32,544
Net cash provided by (used in):
Operating activities	4,397	4,625
Investing activities	(14,103)	62,775
Financing activities	5,186	(65,918)
Net (decrease) increase in cash and cash equivalents	(4,520)	1,482
Unrestricted cash and cash equivalents at end of period	$37,596	$34,026

At March 31, 2012 and 2011 our unrestricted cash included TEB’s unrestricted cash of $20.1 million and $22.6 million, respectively; however, distributions of this cash from TEB to the Company are subject to the limitations set forth in TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and a Counterparty. For the three months ended March 31, 2012, TEB generated $11.7 million of net operating cash flows and used cash of $17.1 million in its financing activities. Included in TEB’s financing activities are distributions to the Company of $21.7 million. The Company used its distributions from TEB to fund operating activities, repurchase a portion of its subordinated debentures, make repayments on its other non-bond related debt obligations, and purchase and retire a portion of the preferred equity of TEB.

Operating activities

Cash flow provided by operating activities was $4.4 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively. The $0.2 million decrease in cash provided by operating activities was primarily due to a decrease in net interest income receipts of $4.8 million offset by a decrease in operating expenses paid of $3.5 million and an increase in other cash flows $1.1 million.

Investing activities

Cash flow used in investing activities was $14.1 million for the three months ended March 31, 2012. Cash flows provided by investing activities was $62.8 million for the three months ended March 31, 2011. The $76.9 million decrease in cash provided by investing activities was primarily due to a $43.5 million decrease in principal payments received on loans held for investment, a $22.6 million decrease in principal payments and sales proceeds received on bonds, a $6.4 million increase in investments in property partnerships, increases in restricted cash of $8.1 million offset by an increase in insurance proceeds and proceeds from the sale of investments of $3.9 million.

Financing activities

Cash flow provided by financing activities was $5.2 million for the three months ended March 31, 2012. Cash flows used in financing activities was $65.9 million for the three months ended March 31, 2011. The $71.1 million increase in cash provided by financing activities was primarily due to a $49.8 million decrease in repayment of borrowings, a $20.3 million increase in proceeds from borrowings, a decrease in repurchase and retirement of perpetual preferred shares of $3.2 million offset by a decrease in contributions from holders of noncontrolling interests of $2.0 million.

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

The following table summarizes the outstanding balances and weighted-average interest rates at March 31, 2012. See “Notes to Consolidated Financial Statements – Note 8, Debt” included in this Report for more information on our debt.

(dollars in thousands)	March 31, 2012	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts (2)	$649,140	0.6%
Mandatorily redeemable preferred shares (3)	91,970	8.5
Notes payable and other debt (4)	33,611	7.4
Total bond related debt	774,721

Non-bond related debt:
Notes payable and other debt	63,293	8.6
Subordinate debentures (5)	192,931	7.9
Total non-bond related debt	256,224

Total debt	$1,030,945

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)	We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 2.3%, at March 31, 2012.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $2.9 million at March 31, 2012.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.7 million at March 31, 2012.

(5)	Included in subordinate debt are $9.5 million of net premiums at March 31, 2012.

Senior interests in and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the subordinated residual interests. Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $649.1 million at March 31, 2012, of which $74.2 million has annually renewing credit enhancement and/or liquidity facilities, $550.8 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has liquidity facilities that mature in 2016 and beyond.

While the Company is pursuing several alternatives, it currently seeks to refinance $550.8 million of our securitization trust balance during 2012. If we were unable to renew or replace our third party credit enhancement and liquidity facilities we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. Whether or not we are able to extend or replace the third party credit enhancement and liquidity facilities, more than likely we will experience higher bond related interest expense upon the refinancing of our bond debt. In addition, if our counterparties were to experience a ratings downgrade we could be subject to the termination of a financing facility and/or higher financing costs.

Mandatorily redeemable preferred shares

TEB has mandatorily redeemable preferred shares outstanding. These shares have quarterly distributions which are payable at the stated distribution rate to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets.

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

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a majority of the preferred shareholders voted to waive the most recent remarketing requirement. See Note 8, “Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $92.0 million at March 31, 2012. Approximately half of the outstanding shares also has principal redemption requirements, which resulted in an overall average annual distribution and redemption rate of 13.4% for the three months ended March 31, 2012.

Bond Related Notes payable and other debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, we have guaranteed the debt or are the direct borrower.

Non-Bond Related Notes payable and other debt

This debt is primarily related to secured borrowings collateralized by various assets, primarily real estate notes held by us and secured by commercial real estate. In most cases, we have guaranteed the debt or are the direct borrower.

Subordinate debt

In 2009, substantially all of the subordinate debt was subject to a troubled debt restructuring which resulted in new debt being issued by MMA Financial Holdings, Inc. (“MFH”) and MMA Mortgage Investment Corporations (“MMIC”) with certain reductions in interest rates, an increase in the principal due and other modifications. During 2010, MFH bought back $2.5 million of the $169.2 million new subordinate debt at 9.4% of the principal due resulting in a $1.8 million gain on debt extinguishment. TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of then $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a cash payment of $5.0 million. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 0.75% per annum to February 2014. An amount equal to the interest foregone as a result of the extension was added to the principal amount outstanding. MFH’s principal amount outstanding increased by $10.2 million of which $3.5 million represents an intercompany payable to TEI and $6.7 million is payable to the third party holder. The $15.0 million reduction in the Company’s subordinate debt principal balance, resulting from the discounted purchase, as well as the $6.7 million increase in principal to the third party holder will for financial reporting purposes be recognized over the remaining life of the securities in accordance with debt modifications that are considered trouble debt restructurings. After the interest payment date in February 2014, the reduced interest rate will reset to a rate of 9.5% until May 5, 2014 and after May 5, 2014 at a rate, determined on each interest payment date for the period ending on the next interest payment date, which is equal to the greater of (a) 9.5% or (b) the rate which is equal to 6.0% plus the 10-year U.S. Treasury Rate.

Separate from the $58.4 million of subordinate debt principal discussed above, at March 31, 2012 we had $108.3 million of unpaid subordinate debt principal balance outstanding with a reduced pay rate of 0.75% that will reset to an approximately 7.9% in the second quarter of 2012. We are currently in negotiations with these subordinate lenders to extend the existing concessions; however, we can provide no assurance that we will be successful. We do not currently have the liquidity to meet the increased payments on all of our subordinate debt once the existing concessions expire.

Covenant compliance

At March 31, 2012 we were in default on $32.0 million of debt that had previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

At March 31, 2012, the Company and/or its wholly owned subsidiaries are parties to debt agreements ("Credit Facilities") with an outstanding principal balance of $3.4 million that contain cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties.  However, the documents evidencing these Credit Facilities generally include protective provisions that impose limits on the ability of the lenders under such Credit Facilities to declare defaults, including provisions limiting cross-defaults to circumstances where (1) such other obligations are "material" or exceed specified amounts, (2) the Company and/or its wholly owned subsidiaries have first been provided with notice of and the opportunity to cure such default under the unrelated obligations, (3) such defaults have resulted in the actual acceleration of such unrelated obligations, and (4) the Company and/or its wholly owned subsidiaries have not posted acceptable collateral.

Letters of credit

We have letter of credit facilities, generally with institutional investors, that are used as a means to pledge collateral to support our obligations. At March 31, 2012, we had $25.1 million in outstanding letters of credit posted as collateral, of which $0.1 million had maturity dates in third quarter of 2012, $6.0 million had maturity dates in 2013 and the remaining $19.0 million will mature in 2014. Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at March 31, 2012:

	March 31, 2012
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts (1)	$43,882	$1,783
Other financial/payment guarantees (2)	777	157
	$44,659	$1,940

(1)	We have entered into indemnification contracts with investors in our LIHTC Funds, that effectively guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds. We had no cash payments under these indemnification agreements for the three months ended March 31, 2012.

(2)	We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations. Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party. The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016. In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be $694.7 million at March 31, 2012. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae. At March 31, 2012 the debt related to consolidated funds and ventures had the following terms:

	March 31, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,459	$3,459	8.3	% (1)	Various dates through December 2022
SA Fund	20,034	20,034	2.9		April 30, 2018
Other	6,054	7,494	9.9		Various dates through October 2021
Total debt	$29,547	$30,987

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Fund

The Company’s debt on the solar fund generally consists of amortizing debt secured by the solar fund’s interest in the solar projects. The debt is the obligation of the solar fund. See “Notes to Consolidated Financial Statements – Note 17, Consolidated Funds and Ventures.”

SA Fund

On April 30, 2008, the SA Fund entered into an agreement with the Overseas Private Investment Corporation, an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011 and a second draw of $8.0 million was made in the first quarter of 2012.  This debt is an obligation of the SA Fund and there is no recourse to the Company.

This debt is denominated in U.S. dollars; however, the SA Fund’s functional currency is the South African rand. Therefore, the SA Fund is exposed to foreign currency risk. In order to hedge this risk, from an economic standpoint, the SA Fund has entered into certain foreign exchange derivative contracts. As required, these derivative instruments are carried at fair value. The SA Fund did not designate these derivatives as accounting hedges and therefore, changes in fair value are recognized through the consolidated statement of operations and provide an offset to the change in the debt obligation, which is also recognized through the consolidated statement of operations.

Other

On October 1, 2011 the Company consolidated seven lower tier property partnership properties. See “Notes to Consolidated Financial Statements – Note 15, Related Party Transactions with Affiliates.” Three of these lower tier property partnership properties have debt owed to a third party totaling $5.9 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At March 31, 2012, the Company’s estimated loss exposure related to this debt is $2.4 million.

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

Perpetual Preferred Shares

At March 31, 2012, TEB had $159.0 million (liquidation amount) of perpetual preferred shares outstanding. These shares have quarterly distributions which are payable at a stated distribution rate to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our bonds, we estimate their fair value by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates. However, if observable market quotes are available, we will estimate the bonds’ fair value based on that quoted price. For non-performing bonds, given that we have the right to foreclose on the underlying property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $39.9 million of net cumulative impairment, net of unrealized gains, reflected in our bond portfolio at March 31, 2012. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

The table below summarizes our consolidated financial performance for the three months ended March 31, 2012 and 2011:

Table 1	For the three months ended March 31,
(in thousands)	2012	2011
Revenue:
Total interest income	$17,083	$21,863
Total fee and other income	2,095	2,344
Total revenue from consolidated funds and ventures	6,177	560
Total revenue	25,355	24,767
Expenses:
Interest expense	11,705	15,098
Operating expenses	6,786	8,631
Loan loss (recovery) provision and impairment on bonds	(3,174)	4,075
Total expenses from consolidated funds and ventures	11,492	7,019
Total expenses	26,809	34,823
Net gains (losses) on assets, derivatives and extinguishment of liabilities	234	(269)
Net gains related to consolidated funds and ventures	4,725	1,680
Equity in losses from Lower Tier Property Partnerships	(12,536)	(7,873)
Loss from continuing operations before income taxes	(9,031)	(16,518)
Income tax expense	(18)	(112)
Income from discontinued operations, net of tax	171	110
Net loss	(8,878)	(16,520)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	(2,442)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	15,004	14,266
Net income (loss) to common shareholders	$3,842	$(4,696)

Interest Income

The following table summarizes our interest income for the three months ended March 31, 2012 and 2011:

Table 2	For the three months ended March 31,
(in thousands)	2012	2011
Interest on bonds	$16,869	$20,822
Interest on loans and short-term investments	214	1,041
Total interest income	$17,083	$21,863

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio, the interest rates on the bonds in the portfolio and the collection rate on the portfolio.

Total interest income decreased by 21.9% or $4.8 million, for the three months ended March 31, 2012 as compared to 2011.

Interest on bonds decreased $4.0 million, mainly as a result of a decline of $265.3 million in the weighted average bond unpaid principal balance for the three months ended March 31, 2012 as compared to 2011 due primarily to sale and redemption activity, as well as principal amortization. Also contributing to the decline in the weighted average bond unpaid principal balance was the October 1, 2011 consolidation of seven properties by a non-profit consolidated by the Company. Upon consolidation, our bond interests were eliminated against the corresponding mortgage payable of each property. At March 31, 2012 these bonds had an unpaid principal balance of $92.1 million. The interest income earned on these bonds was $0.9 million in the first quarter of 2012, all of which was recorded as an allocation of income. See Table 7 below. The decline in interest income was partially offset by an increase in the weighted average effective interest rate which increased by six basis points ("bps" or "bp") to 6.27%.

Interest on loans and short-term investments decreased $0.8 million, mainly due to a decline of $56.2 million in the weighted average loan unpaid principal balance for the three months ended March 31, 2012 as compared to 2011. In addition, the average interest rate declined 222 bps to 1.6% mainly due to higher coupon performing loans paying off during 2011.

Interest Expense

The following table summarizes our interest expense for the three months ended March 31, 2012 and 2011:

Table 3	For the three months ended March 31,
(in thousands)	2012	2011
Interest expense related to bond investing activities:
Senior interest in and debt owed to securitization trusts	$3,252	$4,080
Mandatorily redeemable preferred shares	2,193	2,961
Notes payable and other debt, bond related	781	1,315
Total interest expense related to bond investing activities	$6,226	$8,356
Interest expense related to non-bond related debt:
Subordinate debentures	$3,877	$3,945
Notes payable and other debt, non-bond related	1,602	2,797
Total interest expense related to non-bond related debt	$5,479	$6,742
Interest expense	$11,705	$15,098

Interest expense decreased 22.5% or $3.4 million for the three months ended March 31, 2012 as compared to 2011. A decline in bond related interest expense drove $2.1 million of this reduction, of which $0.8 million was due to a $91.4 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts coupled with a 14 bps reduction in the average interest rate on the variable rate portion of this debt. Bond related interest expense also declined by $0.8 million due to a $34.8 million reduction in the weighted average balance of our mandatorily redeemable preferred shares. Lastly, bond related interest expense declined $0.5 million due to a $38.6 million reduction in the weighted average balance of our bond related notes payable, partially offset by an increase in the effective interest rate on this debt as a result of the amortization of debt issuance costs. Non-bond related interest expense declined $1.3 million for the three months ended March 31, 2012 as compared to 2011, of which $1.2 million was due to a $51.3 million reduction in the weighted average balance of our notes payable and other debt.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2012 and 2011:

Table 4	For the three months ended March 31,
(in thousands)	2012	2011
Salaries and benefits	$2,791	$3,069
General and administrative	1,356	1,353
Professional fees	2,254	3,181
Real estate owned, net (revenue) expense	(534)	30
Other expenses	919	998
Total operating expenses	$6,786	$8,631

Total operating expenses decreased 21.4%, or $1.9 million, mainly due to declines in professional fees and real estate owned expense.

Professional fees, which include consulting fees, auditing fees and legal fees, decreased $0.9 million for the three months ended March 31, 2012 as compared to 2011 mainly due to a $0.7 million reduction in accounting related costs. These reductions are the result of less audit costs incurred in the first quarter 2012 as compared to 2011, as well as less dependence on accounting related consultants as we become a smaller company. Additionally, legal expenses and other professional fees declined by approximately $0.2 million.

For the three months ended March 31, 2012 we recognized $0.5 million of net revenue related to our ownership of real estate. During the first quarter of 2012 we received $0.8 million in insurance proceeds associated with a property for which we took a deed in lieu of foreclosure on January 20, 2012. This revenue was partially offset by $0.3 million of property related expenses during the period.

Impairment on Bonds and Loan Loss (Recovery) Provision

The following table summarizes our bond impairment and our (recovery) provision for credit losses for the three months ended March 31, 2012 and 2011:

Table 5	For the three months ended March 31,
(in thousands)	2012	2011
Impairment on bonds	$238	$3,510
Loan loss (recovery) provision	(3,412)	565
Total (benefits) impairments	$(3,174)	$4,075

The Company recognized $3.4 million of loan loss recoveries during first quarter 2012 primarily related to the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing as well as a $1.4 million valuation benefit associated with a senior mortgage loan classified as held for investment. For the three months ended March 31, 2011 we recognized a $0.6 million provision on two bridge loans with an unpaid principal balance of $7.4 million.

Impairment on bonds decreased $3.3 million for the three months ended March 31, 2012 as compared to 2011. During the three months ended March 31, 2012 we had $0.2 million of impairment on a bond in our performing bond portfolio. During the three months ended March 31, 2011 the majority of our bond impairments were the result of $2.5 million of impairments on our non-performing bonds, of which $1.7 million related to a single bond with an unpaid principal balance and fair value of $2.5 million and zero at March 31, 2011. The remainder of our bond impairments during the three months ended March 31, 2011 was driven by $1.0 million of impairments on our performing bond portfolio.

Net Income Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our loss related to funds and ventures that are consolidated for the three months ended March 31, 2012 and 2011:

Table 6	For the three months ended March 31,
(in thousands)	2012	2011
Revenue:
Solar fund revenue	$174	$142
Rental and other income from real estate	5,172	335
Interest and other income	831	83
Total revenue from consolidated funds and ventures	6,177	560

Expenses:
Depreciation and amortization	2,596	1,025
Interest expense	584	148
Other operating expenses	4,179	438
Asset impairments	4,133	5,408
Total expenses from consolidated funds and ventures	11,492	7,019

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains on investments	5,773	1,680
Derivative losses	(878)	–
Net loss on sale of properties	(170)	–
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(12,536)	(7,873)
Net loss	(13,126)	(12,652)
Net losses allocable to noncontrolling interests in consolidated funds and ventures	15,004	14,266
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,878	$1,614

The details of Net income allocable to the common shareholders related to consolidated funds and ventures for the three months ended March 31, 2012 and 2011 are as follows:

Table 7	For the three months ended March 31,
(in thousands)	2012	2011
Asset management fees	$1,444	$1,750
Guarantee fees	350	329
Interest income	967	220
Equity in losses from Lower Tier Property Partnerships	(1,034)	(750)
Other income	151	65
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,878	$1,614

The Company’s asset management fees, guarantee fees and interest income are eliminated in consolidation, but allocated to the Company due to the Company’s contractual right to this income. Asset management fees are from managing the SA Fund and LIHTC funds. Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield. Interest income is primarily related to bonds that are eliminated when we consolidate the property that collateralizes the bond. Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event the LIHTC funds’ investment in the Lower Tier Property Partnership has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the property to the extent of the bond or loan carrying amount. Unrealized gains on bonds that were eliminated in consolidation represent the amount of net unrealized gains reflected in accumulated other comprehensive income related to bonds that were derecognized upon our consolidation of the real estate properties which are the obligors on the related mortgage debt.  See the following paragraph for further information.

Net income allocable to the common shareholders related to consolidated funds and ventures increased $0.3 million for the three months ended March 31, 2012 as compared to 2011. Interest income increased $0.7 million due to bond interest income that is now recorded as an allocation of income because our bonds were derecognized upon consolidation of the properties serving as collateral to our bonds on October 1, 2011. This increase in income was partially offset by a $0.3 million decline in asset management fees, primarily related to our management of the SA Fund.

Bond Portfolio Summary

The table below provides key metrics related to our total bond portfolio including information related to bonds on non-accrual status. A bond is placed on non-accrual when collection of contractual principal or interest is not expected or when principal or interest is past due 90 days or more. At March 31, 2012, all of the underlying properties supporting the Company’s multifamily housing bonds have completed construction and lease up with no future funding required from the Company. At March 31, 2012, substantially all of the multifamily properties serving as collateral for the bond portfolio have sufficient operating information to calculate a rolling 12-month debt service coverage ratio and thus are considered stabilized.

(dollars in thousands)	March 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
Total Bond Portfolio:
Total number of bonds	133		132		166		177
Unpaid principal balance	$1,068,651		$1,080,560		$1,345,489		$1,485,514
Fair value	1,016,442		1,021,628		1,231,036		1,348,133
Fair value to UPB %	95%		95%		91%		91%
Weighted average pay rate, for the twelve months ended (1)	5.96%		5.95%		5.89%		6.16%
Weighted average coupon, for the twelve months ended (2)	6.44%		6.46%		6.49%		6.46%
Performing bonds weighted average market yield (3)	6.64%		6.69%		7.13%		7.26%

Bonds on Non-accrual:
Total number of bonds	15		15		15		16
Unpaid principal balance	$95,863		$95,865		$135,892		$125,686
Percentage of the total portfolio (UPB)	9.0%		8.9%		10.1%		8.5%
Fair value	$68,075		$65,906		$83,623		$78,200
Percentage of total portfolio (FV)	6.7%		6.5%		6.8%		5.8%
Weighted average pay rate, for the twelve months ended (1)	2.64%		2.76%		2.41%		1.91%
Weighted average coupon, for the twelve months ended (2)	6.69%		6.67%		6.75%		6.98%

Multifamily Housing Bonds:
Total number of bonds	123		122		149		157
Unpaid principal balance	$975,069		$977,326		$1,173,990		$1,286,199
Fair value	928,873		925,819		1,090,337		1,182,952
Debt service coverage ratio, for the twelve months ended (4)	1.06	x	1.07	x	1.09	x	1.11	x
Debt service coverage ratio without those on non-accrual, for the twelve months ended (4)	1.13	x	1.13	x	1.13	x	1.14	x

(1)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance for the preceding twelve months weighted by the bonds’ average unpaid principal balance over the period.

(2)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(3)	The weighted average market yield represents the discount rate the Company uses to discount the estimated cash flows associated with the performing bonds in order to estimate their fair value. See “Notes to Consolidated Financial Statements - Note 1, Description of the Business and Basis of Presentation” and Note 10, “Fair Value Measurements” to the Consolidated Financial Statements.

(4)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter-end.

Summary Valuation Results

Our fair value to UPB percentage was 95% at March 31, 2012 and December 31, 2011.  During the three months ended March 31, 2012, we recorded net unrealized gains of $7.0 million on our bond portfolio through other comprehensive income largely due to a 2 bp decline in market yields on performing bonds still held in the portfolio at March 31, 2012.  During the three months ended March 31, 2011, we recorded net unrealized losses of $4.1 million on our bond portfolio through other comprehensive income largely due to a 5 bps increase in market yields on our performing bonds still held in the portfolio at March 31, 2012. As discussed below, a decline in market yields will generally result in an increase in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bond investments are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. The Company values its performing bonds (i.e., bonds that are current in their payment of principal and interest) by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate on the performing bond portfolio was 6.64% and 6.69% at March 31, 2012 and December 31, 2011, respectively.

For bonds that are past due in either principal or interest, as well as selected bonds that are deemed at risk of becoming past due, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value. If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.9% and 9.3% at March 31, 2012 and December 31, 2011, respectively. The capitalization rate averaged 7.7% and 7.9% at March 31, 2012 and December 31, 2011, respectively.

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

Beginning in early 2010 and continuing through the first quarter 2012, there was a general improvement in the apartment market as a result of the improved U.S. economy and the decrease in homeownership across the United States as households either cannot access mortgage credit or have determined renting to be a better option. Although the improvements in the market rate sector appear to be greater than the affordable sector, we believe our affordable portfolio’s performance bottomed out in 2010 and improved in 2011. For those bonds in our portfolio at March 31, 2012 (including those bonds that we legally own, but for accounting purposes have derecognized from our balance sheet and instead consolidate the real estate which serves as collateral to our bonds), we have seen in multiple quarters increases in debt service coverage, occupancy and collection rates and decreases in defaults and watch-listed assets. Notwithstanding the overall improvement in the apartment market and bond portfolio performance, we could see an increase in the number of bonds on nonaccrual if property developers or tax credit syndicators are unable or unwilling to fund operating deficits. At March 31, 2012, we had 18 performing mortgage revenue bonds with an unpaid principal balance of $128.1 million that were operating with debt service coverage less than 0.9x. Through March 31, 2012, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. If these bonds go onto nonaccrual because the property developers or tax syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows.

Geographic Concentration

The Company also tracks the geographic distribution of its bond portfolio and at March 31, 2012, approximately 94.0% of the portfolio’s unpaid principal balance was dispersed among 45 Metropolitan Statistical Areas (“MSA”), none of which had more than 10.4% of the total portfolio. Approximately 6.0% of the portfolio’s unpaid principal balance is not within an MSA. Approximately 42.6% of the portfolio’s unpaid principal balance is concentrated in six MSAs (Atlanta, Austin, Dallas, Houston, Los Angeles and San Antonio) ranging from 5.0% to10.4 % of the total portfolio. The highest concentration of 10.4% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market has been weak, the overall performance of our portfolio there continues to decline and the bonds on non-accrual in the Atlanta MSA make up a disproportionate share, at 33.6%, of the total bonds on non-accrual.

Subordinate Bonds

Of the 123 multifamily housing bonds in the Company’s portfolio at March 31, 2012, six bonds are secured by a subordinate rather than a first mortgage. The debt service on these bonds is paid only after payment is made on senior obligations that have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had a fair value of $11.2 million and an unpaid principal balance of $17.6 million at March 31, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the company’s internal control over financial reporting as of March 31, 2012 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at March 31, 2012, based on the criteria in Internal Control – Integrated Framework issued by COSO.

See the Company’s 2011 Annual Report on Form 10-K for a discussion of the Company’s recent remediation of previously identified material weaknesses.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There has been no material change in the legal proceeding information as set forth under Part I, Item 3, “Legal Proceedings” in our 2011 Form 10-K for the year ended December 31, 2011.

Item 1A.   Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

The Company had debt agreements totaling $32.0 million at March 31, 2012 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2013.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated:	May 15, 2012	By:		/s/ Michael L. Falcone
			Name:	Michael L. Falcone
			Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	May 15, 2012
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	May 15, 2012
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Chief Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1