Form 10-Q
period 2012-06-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2012-08-14
CIK 1003201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 40,779,263 shares of common shares outstanding at August 3, 2012.

Municipal Mortgage & Equity, LLC

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	(a) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

	(b) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011	3

	(c) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and 2011	4

	(d) Consolidated Statement of Equity for the six months ended June 30, 2012	5

	(e) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	6

	(f) Notes to the Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

	(a) Liquidity and Capital Resources	38

	(b) Critical Accounting Policies and Estimates	43

	(c) Results of Operations	46

	(d) Bond Portfolio Summary	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION		56

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	56

SIGNATURES		S-1

EXHIBITS		E-1

i

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

Part I  – FINANCIAL INFORMATION

Item 1.  Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents (includes $24,345 and $24,733 in a consolidated subsidiary that has restrictions on distributions)	$39,366	$42,116
Restricted cash	8,897	4,859
Bonds available-for-sale (includes $960,658 and $1,008,881 pledged as collateral)	1,006,539	1,021,628
Investment in preferred stock	36,371	36,371
Other assets (includes $26,376 and $22,082 pledged as collateral)	49,965	53,110
Assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	61,891	45,813
Investments in Lower Tier Property Partnerships	360,286	386,275
SA Fund investments	126,950	108,329
Real estate, net	124,773	115,609
Other assets	26,480	29,553
Total assets of consolidated funds and ventures	700,380	685,579
Total assets	$1,841,518	$1,843,663

LIABILITIES AND EQUITY
Debt	$1,028,797	$1,043,638
Derivative liabilities	14,929	22,155
Accounts payable and accrued expenses	16,106	15,638
Other liabilities	9,952	10,058
Liabilities of consolidated funds and ventures:
Debt	29,691	23,902
Unfunded equity commitments to Lower Tier Property Partnerships	15,886	17,033
Other liabilities	5,368	6,189
Total liabilities of consolidated funds and ventures	50,945	47,124
Total liabilities	$1,120,729	$1,138,613

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at June 30, 2012 and December 31, 2011	$155,033	$155,033
Noncontrolling interests in consolidated funds and ventures (net of $1,533 and $1,533 of subscriptions receivable)	540,319	545,185
Common shareholders’ equity:
Common shares, no par value (40,638,614 and 40,602,161 shares issued and outstanding and 1,664,483 and 1,517,756 non-employee directors’ and employee deferred shares at June 30, 2012 and December 31, 2011, respectively)	(92,908)	(99,222)
Accumulated other comprehensive income	118,345	104,054
Total common shareholders’ equity	25,437	4,832
Total equity	720,789	705,050
Total liabilities and equity	$1,841,518	$1,843,663

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
REVENUE
Interest income:
Interest on bonds	$16,600	$19,594	$33,469	$40,416
Interest on loans and short-term investments	279	476	493	1,517
Total interest income	16,879	20,070	33,962	41,933
Fee and other income:
Income on preferred stock investment	1,544	1,557	3,089	3,114
Other income	623	946	1,173	1,733
Total fee and other income	2,167	2,503	4,262	4,847

Revenue from consolidated funds and ventures	8,180	759	14,357	1,319
Total revenue	27,226	23,332	52,581	48,099
EXPENSES
Interest expense	11,378	14,229	23,083	29,327
Salaries and benefits	2,509	2,858	5,300	5,927
General and administrative	1,172	1,575	2,528	2,928
Professional fees	1,384	1,862	3,638	5,043
Impairment on bonds	849	989	1,087	4,499
Loan loss (recovery) provision	(872)	293	(4,284)	858
Real estate owned, net expense (revenue)	165	(28)	(369)	2
Other expenses	1,445	1,393	2,364	2,391
Expenses from consolidated funds and ventures	10,755	4,513	22,247	11,532
Total expenses	28,785	27,684	55,594	62,507
Net gains on bonds	52	1,650	52	1,329
Net gains (losses) on loans	317	(472)	289	(642)
Net losses on derivatives	(1,252)	(2,823)	(1,476)	(2,894)
Other (losses) gains	(16)	176	470	469
Net gains due to consolidation	2,550	–	2,550	–
Net gains related to consolidated funds and ventures	5,290	1,730	10,015	3,410
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(6,895)	(8,754)	(19,431)	(16,627)
Loss from continuing operations before income taxes	(1,513)	(12,845)	(10,544)	(29,363)
Income tax expense	(23)	(35)	(41)	(147)
Income from discontinued operations, net of tax	118	282	289	392
Net loss	(1,418)	(12,598)	(10,296)	(29,118)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	(2,370)	(4,568)	(4,812)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	6,116	12,137	21,120	26,403
Net income (loss) to common shareholders	$2,414	$(2,831)	$6,256	$(7,527)

Income (loss) per common share:
Basic	$0.06	$(0.07)	$0.15	$(0.18)
Diluted	0.06	(0.07)	0.15	(0.18)
Weighted-average common shares outstanding:
Basic	42,194	41,069	42,158	40,963
Diluted	42,434	41,069	42,416	40,963

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Net loss	$(1,418)	$(12,598)	$(10,296)	$(29,118)

Other comprehensive income allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	8,708	24,312	15,685	20,245
Reversal of unrealized gains on sold/redeemed bonds	(52)	(1,586)	(52)	(2,474)
Reclassification of unrealized bond losses to operations	849	989	1,087	4,499
Reclassification of unrealized bond gains to operations due to consolidation of funds and ventures	(2,550)	–	(2,550)	–
Total unrealized gains on bonds available-for-sale	6,955	23,715	14,170	22,270
Foreign currency translation adjustment	40	(39)	121	(314)
Other comprehensive income allocable to common shareholders	6,995	23,676	14,291	21,956

Other comprehensive (loss) income allocable to noncontrolling interest:
Foreign currency translation adjustment for SA Fund and IHS	(9,591)	362	(3,713)	(1,999)

Comprehensive income to common shareholder	$9,409	$20,845	$20,547	$14,429
Comprehensive loss to noncontrolling interests	(13,423)	(9,405)	(20,265)	(23,590)
Comprehensive (loss) income	$(4,014)	$11,440	$282	$(9,161)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Shares		Accumulated Other Comprehensive	Total Common Shareholders’	Perpetual Preferred Shareholders’	Noncontrolling Interest in Consolidated Funds and	Total
	Number	Amount	Income	Equity	Equity	Ventures	Equity
Balance, December 31, 2011	42,119	$(99,222)	$104,054	$4,832	$155,033	$545,185	$705,050
Net income (loss)	–	6,256	–	6,256	4,568	(21,120)	(10,296)
Other comprehensive income	–	–	14,291	14,291	–	(3,713)	10,578
Distributions	–	–	–	–	(4,568)	–	(4,568)
Common, restricted and deferred shares issued under employee and non-employee director share plans	183	62	–	62	–	–	62
Mark to market activity for liability classified awards previously classified as equity	–	(4)	–	(4)	–	–	(4)
Contributions	–	–	–	–	–	20,462	20,462
Net change due to consolidation	–	–	–	–	–	(495)	(495)
Balance, June 30, 2012	42,302	$(92,908)	$118,345	$25,437	$155,033	$540,319	$720,789

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,296)	$(29,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gains on sales of bonds and loans	(341)	(687)
Net gains due to consolidation	(2,550)	-
Net gains related to consolidated funds and ventures	(10,015)	(3,410)
Provisions for credit losses and impairment	2,764	13,356
Equity in losses, net from equity investments in partnerships	19,431	16,728
Net gains on early extinguishment of liabilities	(485)	(469)
Depreciation and amortization	8,965	6,991
Other	(224)	(623)
Net cash provided by operating activities	7,249	2,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(6,189)	(10,000)
Principal payments and sales proceeds received on bonds	13,491	45,870
Advances on and originations of loans held for investment	(400)	(82)
Principal payments received on loans held for investment	2,288	51,911
Insurance recoveries on property, plant and equipment	753	-
Investments in property partnerships and property, plant and equipment	(21,531)	(16,393)
Proceeds from the sale of real estate and other investments	3,222	-
(Increase) decrease in restricted cash and cash of consolidated funds and ventures	(22,527)	885
Capital distributions received from investments in partnerships	8,255	555
Net cash (used in) provided by investing activities	(22,638)	72,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowing activity	24,481	287
Repayment of borrowings	(26,709)	(94,556)
Payment of debt issue costs	(829)	(129)
Contributions from holders of noncontrolling interests	20,462	24,356
Distributions paid to holders of noncontrolling interests	-	(95)
Distributions paid to perpetual preferred shareholders of a subsidiary company	(4,766)	(4,935)
Repurchase and retirement of perpetual preferred shares	-	(8,100)
Net cash provided by (used in) financing activities	12,639	(83,172)

Net decrease in cash and cash equivalents	(2,750)	(7,658)

Unrestricted cash and cash equivalents at beginning of period	42,116	32,544

Unrestricted cash and cash equivalents at end of period	$39,366	$24,886

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$20,624	$23,036
Income taxes paid	70	130

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	10,565	19,957
Debt and liabilities extinguished through sales and collections on bonds and loans	10,500	23,390
Increase in real estate assets due to initial consolidation of funds and ventures	12,465	-
Decrease in bond assets due to initial consolidation of funds and ventures	12,563	-
Increase in real estate due to deed in lieu of foreclosure	7,711	-
Decrease in loans receivable due to deed in lieu of foreclosure	7,711	-

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

The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with our senior debt holders such that none of them are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements through June 2013, our ability to pay our senior debt obligations beyond June 2013 is highly dependent on future negotiations with certain of our creditors as well as our ability to continue to generate adequate cash flows from our operating, financing and investing activities. In addition, we do not have adequate liquidity to pay our subordinate debt obligations in full if we are not able to extend the interest pay rate concessions with these lenders including those that expired in the second quarter of 2012. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we do not pay them.

The net interest income generated by our bond portfolio is dependent on the performance of the real estate assets which serve as collateral for these bonds and on interest rates, as our bond portfolio is primarily long-term fixed rate and our debt financing for the portfolio is primarily short-term variable rate debt.

The bond portfolio is owned by various subsidiaries of the Company, and distributions of the net interest income generated by the Company’s bond portfolio, when made, are used primarily to fund our operating expenses and make payments on our senior debt and on our other debt obligations. There are contractual restrictions in place which limit the ability of our subsidiaries to distribute cash flow and other assets to us. Furthermore, the common stock of our most significant subsidiary is pledged to a senior creditor as collateral.

Our bond portfolio is leveraged, and the cash generated by the portfolio is subject to interest rate and debt roll-over risk. See Note 6, “Debt” for more information. If short-term rates rise, we will have lower cash distributions from the subsidiaries that own the bond portfolio. A significant increase in short-term rates could immediately impair our ability to pay even the senior debt of the Company. In addition to the leverage on our bond portfolio, our non-bond assets are also substantially leveraged.   As a result of these encumbrances, our ability to raise additional capital or issue additional debt to generate liquidity is very limited.

Since 2008, the Company has operated under various forbearance agreements with its senior lenders. As these forbearances near expiration in June of 2013, our goal is to extend these agreements, as necessary, possibly with a provision to amortize some of our remaining senior debt. Given the cash flow risks described above, there can be no assurances on how long it will take to repay our remaining senior debt, if we will have adequate cash to make all of the payments due to our senior lenders or that we can successfully obtain future concessions. Our senior creditors are under no obligation to accept any payment plans we may offer and our forbearance agreements could lapse if we do not perform.  The success of our business going forward is largely dependent on our ability to continue to obtain forbearance agreements and other creditor concessions and generate sufficient net interest income from our bond portfolio. More specifically, there is uncertainty as to whether we will be able to restructure or settle our non-bond related debt to both senior and subordinate creditors in a manner sufficient to allow our cash flow to service our debt obligations.

We have, through MMA Financial Holdings, Inc. (“MFH”), a wholly owned subsidiary of the Company, $153.4 million of subordinated debt (principal) at June 30, 2012 of which $45.1 million has an interest rate concession in place that provides for a reduced rate of 75 basis points (“bps”) until February 2014 when the pay rate will increase, see Note 6, “Debt”.  The interest rate concession on the remaining $108.3 million expired during second quarter 2012 resulting in the average pay rate increasing from 75 bps to 7.9%.  We have not made the second quarter interest payment as we continue to negotiate with the holders of this debt.  We expect to settle on an agreement with the holders of this debt which would most likely include both a discounted buy back for a portion of the debt as well as an interest rate concession on the remaining balance; however, we can provide no assurance that we will be successful.  We do not currently have the liquidity to meet the increased payments on this debt as well as the increased payments on the $45.1 million subordinated debt once existing concessions expire. See Note 6, “Debt” for more information.

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

Our primary business is the management of our bond portfolio, which consists primarily of tax-exempt bonds issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts. Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is owned by MuniMae TE Bond Subsidiary, LLC (“TEB”), which held 93.8% of the carrying value of the Company’s bonds at June 30, 2012. TEB’s common stock is wholly owned by MuniMae TEI Holdings, LLC (“TEI”), which is ultimately wholly owned by MuniMae. At June 30, 2012 and December 31, 2011 our unrestricted cash included TEB’s unrestricted cash of $24.3 million and $24.7 million, respectively. These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash or other assets to MuniMae. TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, and the distributions of cash and assets to MuniMae, and impose certain requirements in the event of merger, sale or consolidation.

Pursuant to TEB’s operating agreement, distributions from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or distributions other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to TEI if after such Restricted Payment is made TEB’s leverage ratio would be above the incurrence limit of 60% or TEB’s liquidation preferences ratios are not at amounts that would allow it to raise additional preferred equity senior to, or on parity with, the existing Series A, B, C and D preferred shares outstanding. TEB was below its maximum incurrence leverage and liquidation preference ratios at June 30, 2012.

All of TEB’s common stock is pledged to a creditor to support the Company’s collateral requirements related to certain debt and derivative agreements. During 2011, the Company operated under a forbearance agreement that was entered into in December 2009 with this creditor (“Counterparty”) which restricted the Company’s ability to utilize common distributions from TEB. On February 2, 2012, the Company entered into a further forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements until the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms. See Note 5, “Derivative Financial Instruments.”

We have a majority interest in International Housing Solutions S.à r.l. (“IHS”), a company that was formed to raise funds to invest in affordable housing in overseas markets. IHS’s primary activity to date has been to sponsor, raise capital for and manage the business of the South Africa Workforce Housing Fund SA I (“SA Fund”) as the general partner of the SA Fund. The SA Fund invests directly or indirectly in housing development projects and housing sector companies in South Africa. We expect IHS to sponsor, raise capital for and manage additional funds similar to the SA Fund in the future. See Note 15, “Consolidated Funds and Ventures.”

We expect the management of our bond portfolio to remain our primary business even as we invest in the growth of other businesses such as IHS.

As more fully described below we have sold, liquidated or closed down substantially all of our non-bond related businesses and have residual assets and obligations in the following former business segments:

•	Tax Credit Equity (“TCE”) - A business which raised equity and created investment funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds (“LIHTC Funds”)). The net assets, personnel and related resources to conduct our TCE business were sold in 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at June 30, 2012 and December 31, 2011. The Company’s general partner ownership interests of the LIHTC funds remaining at June 30, 2012 range from 0.01% to 0.04%. The Company has guarantees associated with these LIHTC funds. These guarantees, along with the Company’s ability to direct the activities of the LIHTC funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. See Note 15, “Consolidated Funds and Ventures.”

•	Agency Lending - A business which originated both market rate and affordable multifamily housing loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) collectively referred to as agencies (“Agencies”)) or through programs created by them. This division also sold permanent loans to third party investors, which were guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”). The net assets, personnel and related resources to conduct this business were sold in 2009 and we no longer originate these types of loans. However, we do have certain guarantees and indemnifications related to the sale of this business. See Note 3, “Investments in Preferred Stock.”

•	Renewable Energy – A business which financed, owned and operated renewable energy and energy efficiency projects. The net assets, personnel and related resources to conduct this business were sold in 2009. However, we continue to own general partner interests in a solar fund and we continue to own two solar projects. See Note 15, “Consolidated Funds and Ventures.”

•	Affordable Debt – A business which originated and invested in loans secured by affordable housing. We no longer perform these activities; however, at June 30, 2012 we still own loans from this business with a carrying value of $5.4 million, of which $0.6 million were subordinated loans. These loans are classified as either held for investment or held for sale and are recorded through “Other assets”.

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

Changes in Presentation

We have revised the presentation of our prior period consolidated statement of cash flows to conform with the current period presentation whereby we now reconcile net loss to net cash provided by operating activities without an adjustment for net loss attributable to noncontrolling interests. This presentation change had no impact on cash provided by operating activities.

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

Note 2—BONDS AVAILABLE-FOR-SALE

Bonds available-for-sale includes mortgage revenue bonds and other bonds.

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$956,913	$(9,684)	$(122,797)	$93,124	$917,556
Other bonds	93,006	(2,758)	(26,685)	25,420	88,983
Total	$1,049,919	$(12,442)	$(149,482)	$118,544	$1,006,539

	December 31, 2011
(in thousands)	Unpaid Principal Balance	Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$977,326	$(8,932)	$(124,580)	$82,005	$925,819
Other bonds	103,234	(3,109)	(26,685)	22,369	95,809
Total	$1,080,560	$(12,041)	$(151,265)	$104,374	$1,021,628

(1)	Represents net discounts and net fees.

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

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had an aggregate fair value of $11.2 million and $9.6 million at June 30, 2012, and December 31, 2011, respectively.

A small portion of our mortgage revenue bonds (“Participating Bonds”) allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. The Company’s Participating Bonds had an aggregate fair value of $6.3 million and $14.4 million at June 30, 2012 and December 31, 2011, respectively. Both the stated and participating interest on the Company’s Participating Bonds are exempt from federal income tax. However, a significant portion of the tax exempt income generated by the Company’s mortgage revenue bonds is subject to inclusion in a shareholder’s alternative minimum tax (“AMT”) calculation for federal income tax purposes.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at June 30, 2012.

	June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Non-Amortizing:
Due in less than one year	$–	$–
Due between one and five years	–	–
Due between five and ten years	–	–
Due after ten years	2,463	3,557
Amortizing:
Due at stated maturity dates between December 2013 and June 2056	885,532	1,002,982
	$887,995	$1,006,539

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction, premium or penalty at June 30, 2012, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty.

	June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restriction, premium or penalty at June 30, 2012	$49,824	$51,960
July 1 through December 31, 2012	13,763	14,838
2013	14,466	15,083
2014	9,360	9,710
2015	4,229	4,499
2016	24,302	29,823
Thereafter	695,035	788,714
Bonds that may not be prepaid	77,016	91,912
Total	$887,995	$1,006,539

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $98.0 million and $65.9 million at June 30, 2012 and December 31, 2011, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $0.9 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively. Interest income not recognized on the non-accrual bonds was $3.0 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Total current	$905,043	$952,676
30-59 days past due	3,446	5,458
60-89 days past due	–	–
Greater than 90 days	98,050	63,494

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $8.2 million and $36.1 million for the six months ended June 30, 2012 and 2011, respectively. The Company did not use any cash from the 2012 bond redemption to pay down bond related debt. In connection with the 2011 sales, the Company used cash of $22.6 million to pay down its bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net gains on bonds” for bonds sold or redeemed during the three months and six months ended June 30, 2012 and 2011, as well as for bonds still in the Company’s portfolio at June 30, 2012 and 2011, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Bond impairment recognized on bonds held at each period-end	$(849)	$(989)	$(1,087)	$(4,499)
Losses recognized at time of sale/redemption	–	–	–	(1,036)
Gains recognized at time of sale/redemption	52	1,650	52	2,365
Total net gains (losses) on bonds	$(797)	$661	$(1,035)	$(3,170)

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

The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not recoverable and exceeds its fair value. The carrying value of the preferred stock was $36.4 million at June 30, 2012 and December 31, 2011. The estimated fair value of the preferred stock was $39.8 million and $39.3 million at June 30, 2012 and December 31, 2011, respectively. The Company did not record impairment charges on the preferred stock for the six months ended June 30, 2012 and 2011. Since the inception date and through June 30, 2012, the Company redeemed $3.0 million in Series C Preferred units to settle realized losses under the loss sharing arrangement. In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit. At June 30, 2012, the unpaid principal amount on the preferred stock was $42.0 million. On July 10, 2012, 5,000 Series A Preferred units were redeemed at par for $5.0 million bringing the unpaid principal amount to $37.0 million.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at June 30, 2012 and December 31, 2011 the fair value of this obligation was zero. See Note 9, “Guarantees and Collateral.” Since the sale of the Agency Lending business and through June 30, 2012, the Company incurred $1.7 million in realized losses related to these specific loans.

Note 4—OTHER ASSETS

The following table summarizes other assets at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Other assets:
Loans receivable	$5,415	$10,950
Real estate owned, held for use	15,411	5,295
Investments in unconsolidated ventures	6,670	6,713
Derivative assets (1)	–	5,476
Accrued interest receivable	6,944	7,817
State tax receivables, net	2,751	2,828
Debt issue costs, net	8,720	9,211
Other assets	4,054	4,820
Total other assets	$49,965	$53,110

(1)	For more information see Note 5, “Derivative Financial Instruments”.

Loans Receivable

Loans receivable are classified as either held for sale (“HFS”) or held for investment (“HFI”). The majority of the Company’s loans are classified as HFS, as the Company believes it no longer has the ability and intent to hold its loans for the foreseeable future or until maturity due to the Company’s liquidity concerns. HFS loans are carried at the lower of cost or market (“LOCOM”) with the excess of the loan’s cost over its fair value recognized as a reduction to income through “Net (losses) gains on loans” and an offsetting reduction to the loan’s carrying amount. The Company’s loans that are classified as HFI represent loans that were legally transferred to third parties; however, these transfers did not meet the requirements for sale accounting under GAAP in light of guarantees or other forms of continuing involvement between the Company and the purchaser. HFI loans are reported at their cost basis, less any specific loan loss reserves.

At June 30, 2012 and December 31, 2011, HFS loan carry values were $0.3 million and $0.5 million, respectively. At June 30, 2012, the Company’s cost basis of HFS loans was $9.2 million, with offsetting LOCOM adjustments of $8.9 million. At December 31, 2011, the cost basis of HFS loans was $10.3 million, with offsetting LOCOM adjustments of $9.8 million. For the six months ended June 30, 2012 the Company recorded LOCOM gains of $0.3 million and charge-offs of $0.6 million. For the six months ended June 30, 2011 the Company recorded LOCOM losses of $0.7 million and no charge-offs.

At June 30, 2012 and December 31, 2011, HFI loan carry values were $5.1 million and $10.4 million, respectively. At June 30, 2012, the Company’s cost basis of HFI loans was $23.5 million, with specific loan loss reserves of $18.4 million. At December 31, 2011, the cost basis of HFI loans was $44.1 million, with specific loan loss reserves of $33.7 million. For the six months ended June 30, 2012 the Company recorded recoveries of $4.3 million and charge-offs of $11.0 million. For the six months ended June 30, 2011 the Company recorded provisions of $0.9 million and charge-offs of $0.6 million.

Real Estate Owned, Held For Use

Real estate owned represents foreclosed properties or properties acquired through a deed in lieu of foreclosure as a result of borrower defaults on debt owed to the Company. At June 30, 2012 and December 31, 2011, the Company had two investments in undeveloped land with a carrying value of $5.3 million. On January 20, 2012, the Company took a deed in lieu of foreclosure on a real estate housing operation as a result of a borrower default on debt owned by the Company with a carrying value of $10.1 million at June 30, 2012.

Investments in Unconsolidated Ventures

Investments in unconsolidated ventures represents a 33.3% interest in a partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company. The remaining interest in the partnership is held by a third party who had also loaned money to the developer on the same land parcel. The ownership interests in the partnership were determined based on the relative loan amounts provided by the Company and the third party lender. This third party interest holder is the primary beneficiary of the partnership. At December 31, 2011, we also held an equity interest in a real estate fund, which was sold in the second quarter of 2012. The Company’s carry value of its interest was immaterial, but the assets and liabilities of the fund itself were more significant and drove the decreases reflected in the table below.

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures in which the Company holds an equity investment at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$20,069	$51,030
Total liabilities (primarily debt)	8	703

The following table displays the net income or loss for the three months and six months ended June 30, 2012 and 2011 for the ventures in which the Company holds an equity investment:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$377	$(300)	$177	$(294)

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $2.3 million at June 30, 2012 and December 31, 2011, has been recorded through other liabilities.

Note 5—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at June 30, 2012 and December 31, 2011.

	Fair Value
	June 30, 2012		December 31, 2011
(in thousands)	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$–	$14,438	$5,476	$21,413
Other	–	491	–	742
Total derivative financial instruments	$–	$14,929	$5,476	$22,155

The following table summarizes the derivative notional amounts at June 30, 2012 and December 31, 2011.

	Notional
(in thousands)	June 30, 2012	December 31, 2011
Interest rate swaps	$87,916	$301,696
Other	–	6,195

The following table summarizes derivative activity for the three months and six months ended June 30, 2012 and 2011.

	Realized/Unrealized (Losses) Gains For the three months ended June 30,		Realized/Unrealized (Losses) Gains For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest rate swaps(1)	$(1,607)	$(2,567)	$(1,681)	$(2,567)
Other	355	(256)	205	(327)
Total	$(1,252)	$(2,823)	$(1,476)	$(2,894)

(1)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.” Net cash paid was $1.0 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively. Net cash paid was $3.1 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

All of the Company’s interest rate swap agreements were entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements. At June 30, 2012, the Company had interest rate swap contracts and other derivative contracts with the Counterparty totaling $80.0 million (notional) with a fair value liability of $13.7 million. The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done. Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps. On February 2, 2012, the Company entered into a second amended and restated forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements to the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms.

The key forbearance release terms include:

•	Certain debt investments held by the Counterparty, which the Company has guaranteed, shall have been repurchased by the Company. The debt investments to be repurchased were $5.9 million at June 30, 2012.

•	Derivative agreements between the Counterparty and the Company shall have either been terminated or collateralized with cash or cash equivalents. The derivatives to be terminated or collateralized as part of the forbearance release terms had a liability balance of $13.7 million, of which $4.2 million was collateralized with cash and cash equivalents at June 30, 2012.

•	At least on a quarterly basis, a portion of TEB’s distributions to the Company shall be used to repurchase the debt instruments and collateralize or terminate net derivative exposure as described above.

•	Certain guarantee exposure between the Counterparty and the Company shall have been fully collateralized (other than by a pledge of the common equity of TEB) with cash, cash equivalents or a letter of credit acceptable to the Counterparty.

•	TEB shall have common shareholder equity of not less than $200.0 million calculated pursuant to a methodology set forth in the agreement. At June 30, 2012, TEB’s calculated common shareholder equity was above the requirement.

•	TEI has a net asset value of not less than $225.0 million. At June 30, 2012, TEI’s net asset value was above the requirement.

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

Note 6—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	Weighted-Average Interest Rate at Period-End	December 31, 2011	Weighted-Average Interest Rate at Period-End

Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts:
Due within one year (2)	$6,775	0.4%	$21,425	2.1%
Due after one year (2)	616,810	0.5	627,580	0.5
Mandatorily redeemable preferred shares (3):
Due within one year	4,722	7.5	4,550	7.5
Due after one year	86,187	8.6	94,256	8.7
Notes payable and other debt (4):
Due within one year	250	30.0	4,281	6.0
Due after one year	58,681	5.0	31,446	7.5
Total bond related debt	773,425	1.8	783,538	1.9

Non-bond related debt:
Notes payable and other debt:
Due within one year (5)	35,821	8.6	47,827	8.3
Due after one year	25,708	8.3	16,953	10.2
Subordinate debentures (6)
Due after one year	193,843	7.9	195,320	8.8
Total non-bond related debt	255,372	8.0	260,100	8.1

Total debt	$1,028,797	3.3	$1,043,638	3.4

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations held by TEB and TEI.

(2)	The Company incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 1.7% and 2.5% at June 30, 2012 and December 31, 2011, respectively. These additional fees bring the weighted average interest rate (due after one year) to 1.8% at June 30, 2012 and December 31, 2011.

(3)	Included in mandatorily redeemable preferred shares are unamortized discounts of $2.8 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively.

(4)	Included in notes payable and other debt are unamortized discounts of $1.8 million and $1.7 million at June 30, 2012 and December 31, 2011, respectively.

(5)	This amount includes $31.4 million of debt that has come due and remains payable; however, we have forbearance agreements with the debt holders such that none of them are pursuing any remedies.

(6)	Included in subordinate debt are $10.4 million of net premiums and effective interest rate payable and $1.4 million of net discounts and effective interest rate payable at June 30, 2012 and December 31, 2011, respectively.

Covenant Compliance and Debt Maturities

We are in default on $31.4 million of debt that has previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

The following table summarizes the annual principal payment commitments at June 30, 2012:

(in thousands)
2012(1)	$35,684
2013	17,290
2014	53,220
2015	48,848
2016	21,694
Thereafter	852,061
Total	$1,028,797

(1)	This amount includes $31.4 million of debt that has come due and remains payable; however, we have forbearance agreements with the debt holders such that none of them are pursuing any remedies.

At June 30, 2012, the Company and/or its wholly owned subsidiaries are parties to a debt agreement ("Credit Facilities") with an outstanding principal balance of $1.1 million that contains cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties. This debt agreement, however, is not in default under any cross-default provisions.

Senior Interests in and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the residual interests. Substantially all of the senior interests are variable rate debt. The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $623.6 million at June 30, 2012, of which $50.3 million has annually renewing credit enhancement and/or liquidity facilities, $549.2 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has maturing credit enhancement and liquidity facilities in 2016 and beyond.

The Company is currently pursuing several alternatives to extend or replace the $549.2 million of credit enhancement and liquidity facilities maturing in 2013 with the goal of reaching such an agreement before the end of in 2012. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. Whether or not we are able to extend or replace the third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense upon the refinancing of our bond debt. In addition, if our counterparties were to experience a ratings downgrade we could be subject to the termination of a financing facility and/or higher financing costs.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $6.5 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively.

Mandatorily Redeemable Preferred Shares

TEB has mandatorily redeemable preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gains from the sale of assets. In addition to quarterly distributions, the holders of the cumulative mandatorily redeemable preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any realized net capital gains during the immediately preceding taxable year.

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at June 30, 2012:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date

Series A	May 27, 1999	28.5	$1,639	7.50%	June 30, 2013	June 30, 2049

Series B	June 2, 2000	23.5	2,000	9.64	November 1, 2012	June 30, 2050

The Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3 and A-4 cumulative perpetual preferred shares are all of equal priority. See Note 11, “Equity,” for the terms related to the perpetual preferred shares. Series B subordinate cumulative mandatorily redeemable preferred shares and the Series B-2 and B-3 subordinate cumulative perpetual preferred shares are all of equal priority and are junior to Series A cumulative mandatorily redeemable preferred shares and the Series A-2, A-3, and A-4 cumulative perpetual preferred shares. Unlike the cumulative mandatorily redeemable preferred shares, the cumulative perpetual preferred shares are included in equity.

The cumulative mandatorily redeemable preferred shares are currently subject to annual remarketing on the dates specified in the table above. The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, elected to waive the June 30, 2012 remarketing requirement.  The distribution rate continues to be 7.5% and, assuming no repurchases and retirements in 2012, TEB will make approximately $2.3 million in principal redemptions during the second half of 2012. The next mandatory remarketing date for the Series A cumulative mandatorily redeemable preferred shares will occur on June 30, 2013.

The Series B subordinate cumulative mandatorily redeemable preferred shares were subject to a remarketing on November 1, 2011.  Effective November 1, 2011, the holders of the majority of the outstanding Series B subordinate cumulative mandatorily redeemable preferred shares, elected to waive the November 1, 2011 remarking requirement and to allow the distribution rate to reset to two times the 15 year BAA municipal bond yield. As a result, effective November 1, 2011, the distribution rate on the Series B subordinate cumulative mandatorily redeemable preferred shares increased from 9.56% to 9.64% for one year. The next mandatory remarketing date for the Series B subordinate cumulative mandatorily redeemable preferred shares will occur on November 1, 2012.

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

Interest expense on mandatorily redeemable preferred shares totaled $4.3 million and $5.8 million for the six months ended June 30, 2012 and 2011, respectively. The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $90.9 million at June 30, 2012. The Series A mandatorily redeemable preferred shares that had a liquidation amount of $46.7 million at June 30, 2012, also had principal redemptions requirements, which resulted in an overall average annual distribution and redemption rate of 13.4% for the six months ended June 30, 2012.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinate Debt

The table below represents a summary of the key terms of the subordinate debt issued by MMA Mortgage Investment Corporation (“MMIC”) and MFH and held by third parties at June 30, 2012:

(dollars in thousands)
Issuer	Carrying Value	Premium, Net		Principal	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MMIC	$30,000	$–		$30,000	–	May 3, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury
MFH	55,568	(10,424	)(1)	45,144	–	May 3, 2034	0.75% to February 2014, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury
MFH	61,000	–		61,000	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%
MFH	47,275	–		47,275	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%
	$193,843	$(10,424)		$183,419

(1)	This amount represents the $15 million debt reduction offset by the $6.7 of additional debt due for foregone interest, both of which are being amortized on an effective yield basis over the remaining term. This amount also includes an effective yield adjustment of $2.1 million to bring the reduced pay rate of 0.75% to an effective yield of 6.7% on the outstanding debt balance.

Interest expense on the subordinate debt totaled $7.6 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively.

TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of then $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a cash payment of $5.0 million. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 75 bps per annum to February 2014. An amount equal to the interest foregone as a result of the extension was added to the principal amount outstanding. MFH’s principal amount outstanding increased by $10.2 million of which $3.5 million represents an intercompany payable to TEI and $6.7 million is payable to the third party holder. The $15.0 million reduction in the Company’s subordinate debt principal balance, resulting from the discounted purchase, as well as the $6.7 million increase in principal to the third party holder will for financial reporting purposes be recognized over the remaining life of the securities in accordance with the rules for debt modifications that are considered troubled debt restructurings. Over time this will bring the carrying value down to the principal balance outstanding of $45.1 million. After the interest payment date in February 2014, the reduced interest rate will reset to a rate of 9.5% until May 5, 2014 and after May 5, 2014 a rate, determined on each interest payment date for the period ending on the next interest payment date, which is equal to the greater of (a) 9.5% or (b) the rate which is equal to 6.0% plus the 10-year U.S. Treasury Rate.

Separate from the $45.1 million of subordinate debt (principal) discussed above, the interest rate concession on $108.3 million of subordinated debt expired during second quarter 2012 resulting in the average pay rate increasing from 75 bps to 7.9%.  We have not made the second quarter interest payment as we continue to negotiate with the holders of this debt.  We expect to settle on an agreement with the holders of this debt which would most likely include both a discounted buy back for a portion of the debt as well as an interest rate concession on the remaining balance; however, we can provide no assurance that we will be successful.  We do not currently have the liquidity to meet the increased payments on this debt as well as the increased payments on the $45.1 million subordinated debt once existing concessions expire.

Letters of Credit

The Company has letter of credit facilities, generally with institutional investors that are used as a means to pledge collateral to support Company obligations. At June 30, 2012, the Company had $25.1 million in outstanding letters of credit posted as collateral on the Company’s behalf, of which $6.1 million have maturity dates in 2013 and the remaining $19.0 million will mature in 2014. Although we currently expect that we will be able to renew our expiring letters of credit at reduced amounts or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Note 7—Financial Instruments

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	June 30, 2012				December 31, 2011
	Carrying	Fair Value			Carrying
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Assets:
Loans held for investment	$5,110	$–	$–	$5,329	$1,121	$424
Investments in preferred stock	36,371	–	–	39,838	36,371	39,297
Loans held for sale	166	–	–	172	–	–

Liabilities:
Senior interests in and debt owed to securitization trusts	623,585	–	623,710	–	649,005	649,005
Notes payable and other debt, bond related	58,931	–	–	60,131	35,727	37,210
Notes payable and other debt, non-bond related	61,529	–	–	24,917	64,780	21,410
Subordinate debentures issued by MFH	163,843	–	46,026	–	165,320	41,674
Subordinate debentures issued by MMIC	30,000	–	–	30,000	30,000	30,000
Mandatorily redeemable preferred shares	90,909	–	88,544	–	98,806	94,116
Liabilities of consolidated funds and ventures:
Notes payable	29,691	–	20,412	7,011	23,902	19,815

Loans held for investment –The Company estimates fair value by discounting the expected cash flows using current market yields for similar loans. Loans held for investment are recorded through “Other assets”.

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

Note 8—FAIR VALUE MEASUREMENTS

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

	June 30,	Fair Value Measurement Levels at June 30, 2012
(in thousands)	2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,006,539	$–	$–	$1,006,539

Liabilities:
Derivative liabilities	$14,929	$–	$13,737	$1,192

	December 31,	Fair Value Measurement Levels at December 31, 2011
(in thousands)	2011	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,021,628	$–	$–	$1,021,628
Derivative assets	5,476	–	5,476	–

Liabilities:
Derivative liabilities	$22,155	$–	$21,597	$558

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2012:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, April 1, 2012	$1,016,442	$(1,045)
Total losses included in earnings	(1,752)	(147)
Total gains included in other comprehensive loss	9,505	–
Impact from purchases	5,600	–
Impact from sales	(8,172)	–
Bonds eliminated due to consolidation of funds and ventures	(12,562)	–
Impact from settlements	(2,522)	–
Balance, June 30, 2012	$1,006,539	$(1,192)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at settlement for the three months ended June 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at April 1, 2012, but settled during second quarter 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at June 30, 2012	(849)	(903)	(147)
Additional realized gains (losses) recognized at settlement	52	–	(75)
Total losses reported in earnings	$(797)	$(903)	$(222)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2011:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, April 1, 2011	$1,199,912	$(571)
Total (losses) gains included in earnings	(2,050)	61
Total gains included in other comprehensive income	23,715	–
Impact from purchases	10,000	–
Impact from sales	(35,599)	–
Impact from settlements	(5,351)	–
Balance, June 30, 2011	$1,190,627	$(510)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the three months ended June 30, 2011.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains (losses) on derivatives
Change in realized gains related to assets and liabilities held at April 1, 2011, but settled during second quarter 2011	$–	$–	$92
Change in unrealized losses related to assets and liabilities still held at June 30, 2011	(989)	(1,061)	(31)
Additional realized gains (losses) recognized at settlement	1,650	–	(3)
Total gains (losses) reported in earnings	$661	$(1,061)	$58

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2012:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(1,167)
Total losses included in earnings	(3,024)	(153)
Total gains included in other comprehensive loss	16,720	–
Impact from purchases	6,189	–
Impact from sales	(8,172)	–
Bonds eliminated due to consolidation of funds and ventures	(12,562)	–
Impact from settlements	(14,240)	128
Balance, June 30, 2012	$1,006,539	$(1,192)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the six months ended June 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at June 30, 2012	(1,087)	(1,937)	(153)
Additional realized gains (losses) recognized at settlement	52	–	(152)
Total losses reported in earnings	$(1,035)	$(1,937)	$(305)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2011:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total (losses) gains included in earnings	(6,309)	40
Total gains included in other comprehensive income	22,270	–
Impact from purchases	10,000	–
Impact from sales	(56,722)	–
Impact from settlements	(9,648)	–
Balance, June 30, 2011	$1,190,627	$(510)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the six months ended June 30, 2011.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2011, but settled during 2011	$–	$–	$(40)
Change in unrealized losses related to assets and liabilities still held at June 30, 2011	(4,499)	(1,810)	–
Additional realized gains (losses) recognized at settlement	1,329	–	(3)
Total losses reported in earnings	$(3,170)	$(1,810)	$(43)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-Sale – For most of our performing bonds, the Company estimates fair value based on discounted cash flows based on the expected bond payments, by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.60% and 6.69% at June 30, 2012 and December 31, 2011, respectively. If observable market quotes are available, the Company will estimate the fair value based on that quoted price. The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value. The Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.7% and 9.3% at June 30, 2012 and December 31, 2011, respectively. The capitalization rate averaged 7.8% and 7.9% at June 30, 2012 and December 31, 2011, respectively. If an estimated sale price is readily available from a sale agreement, an appraisal or a broker opinion of value, then the Company will estimate fair value based on that information.

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

The following table presents assets that were measured at fair value in 2012 on a non-recurring basis and still held at June 30, 2012.

	June 30,	Fair Value Measurement Levels at June 30, 2012			Total (Losses) Gains Reported Through the Three Months Ended	Total Gains Reported Through the Six Months Ended
(in thousands)	2012	Level 1	Level 2	Level 3	June 30, 2012:	June 30, 2012:
Assets:
Loans held for sale	$139	$–	$–	$139	$113	$72
Investment in an unconsolidated venture	6,670	–	–	6,670	(4)	3

The following table presents assets that were measured at fair value in 2011 on a non-recurring basis and still held at December 31, 2011.

	December 31,	Fair Value Measurement Levels at December 31, 2011			Total Losses Reported Through the Three Months Ended	Total Losses Reported Through the Six Months Ended
(in thousands)	2011	Level 1	Level 2	Level 3	June 30, 2011:	June 30, 2011:
Assets:
Loans held for investment	$9,304	$–	$–	$9,304	$(293)	$(293)
Loans held for sale	525	–	–	525	(506)	(700)
Investment in an unconsolidated venture	6,666	–	–	6,666	–	–

The following methods or assumptions were used to estimate the fair value of these nonrecurring financial and non-financial instruments:

Loans Held for Investment and Loans Held for Sale – For non-performing loans, given that the Company has the right to foreclose on the underlying real estate which is collateral for the loan, the Company estimates the fair value by using an estimate of sales price, if available, less estimated selling costs. Estimates of sales prices are derived from a number of sources including current bids, appraisals and/or broker opinions of value. If the sales price is not readily estimable from such sources, as well as for all performing loans, the Company estimates fair value by discounting the expected cash flows using current market yields for similar loans. Loans held for investment and loans held for sale are recorded through “Other assets”.

Investment in an unconsolidated venture – This is the Company’s 33.3% interest in an investment in a real estate partnership that was formed to take a deed-in-lieu of foreclosure on land that was collateral for a loan held by the Company.  This investment is valued based on a third party appraisal.

Note 9—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities”.

The following table summarizes guarantees, by type, at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$43,882	$1,699	$112,404	$1,866
Other guarantees	376	34	777	67
Total	$44,258	$1,733	$113,181	$1,933

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company has not made any cash payments related to these indemnification agreements for the six months ended June 30, 2012 and 2011. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in the Company having to pay up to $1.0 million between now and 2016.

The maximum exposure declined during the first quarter as the Company’s methodology for measuring maximum exposure now takes into consideration the amount of investor yield already delivered.  The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with the LIHTC funds that were not sold to the purchaser of the TCE business.  See Note 15, “Consolidated Funds and Ventures” for information on these guarantees.

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

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at June 30, 2012 and December 31, 2011:

		June 30, 2012
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Other Assets	Total
Bonds held in securitization trusts and for securitization programs	A	$1,358	$900,226	$–	$901,584
Notes payable	B	1	–	8,544	8,545
Other	C	7,538	60,432	17,832	85,802
Total		$8,897	$960,658	$26,376	$995,931

		December 31, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Other Assets	Total
Bonds held in securitization trusts and for securitization programs	A	$220	$943,856	$–	$944,076
Notes payable	B	85	32,170	8,718	40,973
Other	C	4,554	32,855	13,364	50,773
Total		$4,859	$1,008,881	$22,082	$1,035,822

A.	This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B.	The Company pledges bonds, loans, investments in preferred stock and an investment in a mixed-use real estate development as collateral for notes payable.

C.	The Company pledges collateral in connection with secured borrowings, derivative transactions, other liabilities and leases. The Company may elect to pledge collateral on behalf of the Company’s customers in order to facilitate credit and other collateral requirements. In addition, cash may be restricted for funding obligations.

Note 10—Commitments and Contingencies

Operating Leases

The Company has various operating leases that expire at various dates through 2017. These leases require the Company to pay property taxes, maintenance and other costs.

The following table summarizes rental expense and rental income from operating leases for the six months ended June 30, 2012 and 2011:

	Reported through General and Administrative		Reported through Discontinued Operations
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Rental expense	$1,122	$1,177	$738	$738
Rental income	791	715	738	738
Net rental expense	$331	$462	$–	$–

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at June 30, 2012:

(in thousands)
2012	$1,843
2013	3,601
2014	2,941
2015	1,564
2016	725
2017	30
Total minimum future rental commitments	$10,704

The Company expects to receive $7.0 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. At June 30, 2012, there were no such proceedings

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at June 30, 2012. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. As of June 30, 2012, the Company believes it is probable that it will settle this case for at least $0.5 million and has recorded a contingent obligation for this amount (reported through other liabilities) with a corresponding loss recognized through other expenses. If the plaintiffs are successful on appeal, then it is possible that the Company could incur additional losses, which could be significant; however, these losses cannot be estimated at this time. The Company expects any settlement and any other future losses related to this case (including the $0.5 million, mentioned above) to be covered by insurance proceeds.

Note 11—Equity

Income (Loss) Per Common Share

The following table provides a summary of net income (loss) to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss) from continuing operations	$2,296	$(3,113)	$5,967	$(7,919)
Net income from discontinued operations	118	282	289	392
Net income (loss) to common shareholder	$2,414	$(2,831)	$6,256	$(7,527)

Basic weighted-average shares (1)	42,194	41,069	42,158	40,963
Common stock equivalents (2)(3)	240	–	258	–
Diluted weighted-average shares	42,434	41,069	42,156	40,963
Basic income (loss) per share	$0.06	$(0.07)	$0.15	$(0.18)
Diluted income (loss) per share	0.06	(0.07)	0.15	(0.18)

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.
(2)	For the three months and six months ended June 30, 2012, there were 1,331,591 and 832,306 average shares excluded from the calculation of diluted earnings per shares because of their anti-dilutive effect.
(3)	At June 30, 2011, all options were anti-dilutive. For the three months and six months ended June 30, 2011, there were 1,189,031 average shares excluded from the calculation of diluted earnings per shares because of their anti-dilutive effect.

 Perpetual Preferred Shareholders’ Equity in a Subsidiary Company

TEB has perpetual preferred shares outstanding. These shares have quarterly distributions that are payable (based on the stated distribution rate) to the extent of net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the United States Internal Revenue Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets. In addition to quarterly distributions, the holders of the cumulative perpetual preferred shares may receive an annual capital gains distribution equal to an aggregate of 10.0% of any net capital gains the Company recognized during the immediately preceding taxable year. For the taxable year ended December 31, 2011, TEB had capital gains of $3.2 million of which $0.2 million were due to holders of the perpetual preferred shares. This amount was recognized as a distribution in 2011 and paid in the first quarter of 2012.

TEB’s operating agreement with its preferred shareholders has covenants related to the type of assets the Company can invest in as well as requirements that address leverage restrictions, limitations on issuance of preferred equity interests, limitations on cash distributions to the Company and certain requirements in the event of merger, sale or consolidation.

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at June 30, 2012:

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

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. If the remarketing agent is unable to remarket these shares successfully, distributions could increase. Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on rates as of August 2, 2012, the distribution rates under a failed remarketing would be lower than the current distribution rate for all Series.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company did not wholly own at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Noncontrolling interests in:
LIHTC Funds	$412,446	$431,482
Lower Tier Property Partnerships	2,540	4,949
SA Fund	123,315	103,740
Other consolidated entities	2,018	5,014
Total	$540,319	$545,185

Substantially all of these interests represent limited partner interests in partnerships or the equivalent of limited partner interests in limited liability companies. In allocating income between the Company and the noncontrolling interest holders of the consolidated entities, the Company takes into account the legal agreements governing ownership, and other contractual agreements and interests the Company has with the consolidated entities. See Note 15, “Consolidated Funds and Ventures,” for further information.

Note 12—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation (income) expense recorded for these Plans was as follows for the three months and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Employees’ Stock-based Compensation plan	$(142)	$16	$84	$33
Non-employee Directors’ Stock-based Compensation plan	75	38	125	88
Total	$(67)	$54	$209	$121

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 57,397 shares were still available to be issued at June 30, 2012. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense. The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2012	1,145	$7.01	7.2	$–	$181
Granted	1,200	0.36
Exercised	–	–
Forfeited/Expired	–	–
Outstanding at June 30, 2012	2,345	3.61	8.3	91	265
Number of options that were exercisable at:
December 31, 2011	862	$9.24	6.9
June 30, 2012	1,333	6.08	7.15

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, or upon death or disability. The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests. There was no outstanding liability for deferred share awards at June 30, 2012 and December 31, 2011 and there were no unvested shares at June 30, 2012.

Non-employee Directors’ Stock-Based Compensation Plan

During 2009, the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares. In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plans. A total of 587,057 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plans at June 30, 2012. The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27	$24.69	1.1	$–
Granted	–	–
Expired/Forfeited	10	24.74
Outstanding at June 30, 2012	17	24.67	0.9	–

Number of options that were exercisable at:
June 30, 2012	17	$24.67	0.9	$–

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the six months ended June 30, 2012 and 2011. The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
June 30, 2012	–	$–	184,596	$0.34	$125.0
June 30, 2011	104,523	0.12	262,464	0.12	87.5

For the six months ended June 30, 2012 and 2011, the Company recognized $125,000 and $87,500 in director fees expense, of which $62,500 and $50,000 was paid in cash, respectively, and the balance in deferred and restricted shares. Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

Note 13—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s tax-exempt bond investments is secured by a multifamily property in which The Shelter Group has an ownership interest. The Company’s carrying value of the performing tax-exempt bond secured by this multifamily property was $8.8 million (representing 96.3% of par at June 30, 2012) or less than 1% of the Company’s total bond portfolio at June 30, 2012. The Shelter Group also provides management services for certain properties that serve as collateral for several of the Company’s tax-exempt bond investments, including two properties owned by the MuniMae Foundation. Because the Company consolidates the MuniMae Foundation, our bond investments for which these two properties serve as collateral have been derecognized. During the six months ended June 30, 2012, there were three such property management contracts for three properties securing the Company’s bonds (including those derecognized for accounting purposes). Fees paid by the properties under these contracts were $0.3 million.

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

On October 1, 2011, Mr. Joseph donated all of his remaining interests in SCA to a non-profit organization that provides charitable services and programs for the affordable housing market. The Company consolidates this non-profit organization because it is deemed to have a controlling financial interest as defined by GAAP. As a result of this donation, the non-profit organization consolidates these real estate properties and therefore the properties are included in the Company’s consolidated financial statements beginning October 1, 2011. See Note 15, “Consolidated Funds and Ventures,” for further details.

Note 14—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity in the discontinued operation, including any gains and losses on dispositions, have been classified as “Income from discontinued operations, net of tax.”

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Sublease income	$369	$369	$738	$738
Other income	84	83	167	166
Rent expense	(369)	(369)	(738)	(738)
Other expenses	32	–	65	(202)
REO operations	2	199	57	419
Equity in earnings from Lower Tier Property Partnerships	–	–	–	9
Income tax expense (benefit)	–	–	–	–
Net income from discontinued operations	$118	$282	$289	$392

Note 15—CONSOLIDATED FUNDS AND VENTURES

Due to the Company’s minimal equity ownership interests in certain consolidated entities, the assets, liabilities, revenues, expenses, equity in losses from those entities’ unconsolidated Lower Tier Property Partnerships and the losses allocated to the noncontrolling interests of the consolidated entities have been separately identified in the consolidated balance sheets and statements of operations. Third-party ownership in these consolidated funds and ventures is recorded in equity as “Noncontrolling interests in consolidated funds and ventures.”

The total assets, by type of consolidated fund or venture, at June 30, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011
LIHTC Funds	$409,861	$433,653
Lower Tier Property Partnerships	134,486	121,800
SA Fund	146,765	118,050
Other consolidated entities	9,268	12,076
Total assets of consolidated funds and ventures	$700,380	$685,579

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at June 30, 2012 and December 31, 2011. The Company’s general partner ownership interests of the funds remaining at June 30, 2012 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At June 30, 2012 and December 31, 2011, the Company’s maximum exposure under these guarantees is estimated to be approximately $694.7 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated nine and eight Lower Tier Property Partnerships at June 30, 2012 and December 31, 2011, respectively.

SA Fund

The Company is the majority owner of the general partner of the SA Fund, which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa. The Company has an equity commitment of $4.1 million, or 2.7% of total committed capital as a limited partner of the SA Fund. At June 30, 2012, the Company has funded approximately $3.3 million of this equity commitment.

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At June 30, 2012, these entities include two non-profit organizations that provide charitable services and programs for the affordable housing market and one Company sponsored solar fund where the Company is the managing member.

The following section provides more information related to the assets of the consolidated funds and ventures at June 30, 2012 and December 31, 2011.

Asset Summary:

(in thousands)	June 30, 2012	December 31, 2011
Cash, cash equivalents and restricted cash	$61,891	$45,813
Investments in Lower Tier Property Partnerships	360,286	386,275
SA Fund investments	126,950	108,329
Real estate, net	124,773	115,609
Other assets of consolidated funds and ventures:
Solar projects	7,331	10,163
Other assets	19,149	19,390
Total assets of consolidated funds and ventures	$700,380	$685,579

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ equity investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the investment balances in the unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$360,286	$386,275
Total assets of Lower Tier Property Partnerships (1)	$1,391,562	$1,439,959
Total liabilities of Lower Tier Property Partnerships (1)	1,044,506	1,061,995

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s common shareholders’ maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is related to the guarantee exposure discussed above in the section entitled LIHTC Funds. The Company’s bond investments in the Lower Tier Property Partnerships at June 30, 2012 and December 31, 2011, was $429.7 million and $449.6 million, respectively. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate, net

Real estate, net is comprised of the following at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Building, furniture and fixtures	$128,193	$116,257
Accumulated depreciation	(13,666)	(9,811)
Land	10,246	9,163
Total	$124,773	$115,609

Depreciation expense was $3.9 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the six months ended June 30, 2012 and 2011.

The real estate shown above was consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the real estate or the non-profits. However, the Company provided debt financing to the real estate properties. In consolidation, because we reflect the real estate on our balance sheet, we have eliminated our bond and loan investments against the related obligations of the real estate properties. The Company’s common shareholders’ maximum loss exposure is related to the debt investments, which were carried at $116.9 million at the date of consolidation. At June 30, 2012, the fair value of these debt investments was $125.5 million. However, the $8.8 million net increase in value is not reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 8, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $127.0 million and $108.3 million at June 30, 2012 and December 31, 2011, respectively and are considered Level 3 valuations.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
(in thousands)	2012	2011
Balance, April 1,	$131,337	$81,898
Total gains included in earnings	4,217	1,730
Total (losses) gains included in other comprehensive income	(10,048)	127
Impact from purchases	8,568	10,645
Impact from sales	(7,124)	–
Balance, June 30,	$126,950	$94,400

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
(in thousands)	2012	2011
Balance, January 1,	$108,330	$78,222
Total gains included in earnings	9,990	3,410
Total losses included in other comprehensive income	(3,683)	(2,085)
Impact from purchases	19,736	14,853
Impact from sales	(7,423)	–
Balance, June 30,	$126,950	$94,400

Solar Fund

At June 30, 2012, the Company is the managing member of one solar fund that has investments in five solar energy generation projects. These projects generate energy that is sold under long-term power contracts to the owner or lessee of the property that the projects are built on. The useful life of these solar facilities is generally ten to twenty years. The Company’s managing member interest in the fund is less than 1.0%. As discussed below, the Company expects to purchase the fund’s limited partner interest in the third quarter of 2012 and as a result will wholly own the assets and liabilities of the fund. The Company will likely sell or otherwise dispose of these solar facilities over the course of next few years. At June 30, 2012, the Company does not expect the carrying value of the solar facilities to be recovered based on the expected use and eventual disposition of the assets. Therefore, the Company recorded an impairment charge of $2.6 million on June 30, 2012 through “Expenses of consolidated funds and ventures” to reduce the carrying value of the facilities of $9.9 million down to an estimated fair value of $7.3 million which is recorded through “Other assets” within “Assets of consolidated funds and ventures”. At June 30, 2012 the carrying value of noncontrolling interest in the solar fund is $2.7 million.

The following section provides more information related to the liabilities of the consolidated funds and ventures at June 30, 2012 and December 31, 2011.

Liability Summary:

(in thousands)	June 30, 2012	December 31, 2011
Liabilities of consolidated funds and ventures:
Debt	$29,691	$23,902
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	15,886	17,033
Other liabilities	5,368	6,189
Total liabilities of consolidated funds and ventures	$50,945	$47,124

Debt

At June 30, 2012 and December 31, 2011, the debt of the consolidated funds and ventures had the following terms:

	June 30, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,405	$3,405	8.3	%(1)	Various dates through December 2022
SA Fund	20,159	20,159	2.9		April 30, 2018
Other	6,127	7,494	9.8		Various dates through October 2021

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

	December 31, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,511	$3,511	8.3	%(1)	Various dates through December 2022
SA Fund	12,034	12,034	3.4		April 30, 2018
Other	8,357	9,871	10.0		Various dates through October 2021

(1)	This debt is also entitled to a portion of the Company’s development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Fund

The Company’s debt on the solar fund generally consists of amortizing debt secured by the solar fund’s interest in the solar projects. The debt is the obligation of the solar fund and although there is no recourse to the Company, the Company has guaranteed the investors’ yield in the fund. Furthermore, the investor of the Solar Fund, under an option agreement, can put its interest to the Company during the period May 2012 through October 2012 at a price that yields its required annual after-tax return of 7.0%. During the second quarter, the Company received notice that the investor was electing to exercise the option. The Company expects to settle the option in the third quarter of 2012 to purchase the investor’s limited partner interest in the fund for approximately $0.3 million.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 8, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $1.8 million and $1.6 million at June 30, 2012 and December 31, 2011, respectively and are considered Level 2 valuations.

At June 30, 2012, the SA Fund had $0.6 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

On October 1, 2011, the Company consolidated seven Lower Tier Property Partnerships. See Note 13, “Related Party Transactions with Affiliates.” Three of these Lower Tier Property Partnerships have debt owed to a third party totaling $5.9 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At June 30, 2012, the Company’s estimated loss exposure related to this debt is $2.3 million.

The following section provides more information related to the income statement of the consolidated funds and ventures for the three months and six months ended June 30, 2012 and 2011.

Income Statement Summary:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Solar fund revenue	$274	$275	$448	$417
Rental and other income from real estate	5,608	348	10,780	683
Interest and other income	2,298	136	3,129	219
Total revenue from consolidated funds and ventures	8,180	759	14,357	1,319

Expenses:
Depreciation and amortization	2,684	1,018	5,280	2,043
Interest expense	587	198	1,171	346
Other operating expenses	5,657	706	9,836	1,144
Asset impairments	1,827	2,591	5,960	7,999
Total expenses from consolidated funds and ventures	10,755	4,513	22,247	11,532

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains on investments	4,217	1,730	9,990	3,410
Derivative gains	1,073	–	195	–
Net loss on sale of properties	–	–	(170)	–
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(6,895)	(8,754)	(19,431)	(16,627)
Net loss	(4,180)	(10,778)	(17,306)	(23,430)
Net losses allocable to noncontrolling interests in consolidated funds and ventures	6,116	12,137	21,120	26,403
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,936	$1,359	$3,814	$2,973

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Asset management fees	$1,140	$1,627	$2,584	$3,377
Guarantee fees	381	342	730	671
Interest income	1,104	220	2,071	440
Equity in losses from Lower Tier Property Partnerships	(904)	(1,060)	(1,937)	(1,810)
Other income	215	230	366	295
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,936	$1,359	$3,814	$2,973

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our capital resources have been severely curtailed due to the general market conditions that prevailed following the capital crisis that began in late 2007. These conditions caused us to have major liquidity issues, which led us to sell various operating businesses at significant losses and to dramatically cut our operating costs. The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with, our senior debt holders such that none of them are currently pursuing any remedies. We have operated under short-term forbearance agreements with our senior lenders since 2008 and our current agreements with these lenders extend through June of 2013. We have, through MMA Financial Holdings, Inc. (“MFH”), wholly owned subsidiary of the Company, $153.4 million of subordinated debt (principal) at June 30, 2012 of which $45.1 million has an interest rate concession in place that provides for a reduced rate of 75 basis points (“bps”) until February 2014 when the pay rate will increase, see Note 6, “Debt”.  The interest rate concession on the remaining $108.3 million expired during second quarter 2012 resulting in the average pay rate increasing from 75 bps to 7.9%.  We have not made the second quarter interest payment as we continue to negotiate with the holders of this debt.  We expect to settle on an agreement with the holders of this debt which would most likely include both a discounted buy back for a portion of the debt as well as an interest rate concession on the remaining balance.  We do not currently have the liquidity to meet the increased payments on this debt as well as the increased payments on the $45.1 million subordinated debt once existing concessions expire.

Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we were do not pay them. We fund our business operations and debt obligations primarily with interest income generated from our bond portfolio, which is owned by subsidiaries of the Company who distribute assets to us; however, those subsidiaries have contractual restrictions that may limit their ability to distribute cash or other assets to us.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; and (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $39.4 million and $42.1 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances during the three months and six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
(in thousands)	2012	2011
Unrestricted cash and cash equivalents at beginning of period	$42,116	$32,544
Net cash provided by (used in):
Operating activities	7,249	2,768
Investing activities	(22,638)	72,746
Financing activities	12,639	(83,172)
Net decrease in cash and cash equivalents	(2,750)	(7,658)
Unrestricted cash and cash equivalents at end of period	$39,366	$24,886

Cash flow provided by operating activities was $7.2 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. The $4.6 million increase in cash provided by operating activities was primarily due to a decrease in interest payments of $6.1 million, a decrease in operating expenses paid of $4.2 million and an increase in operating cash related to consolidated funds and ventures of $2.4 million, partially offset by an decrease in interest income of $5.3 million, a decrease in tax refunds of $1.4 million and a decrease in other cash flows of $1.4 million

Cash flow used in investing activities was $22.6 million for the six months ended June 30, 2012. Cash flows provided by investing activities was $72.7 million for the six months ended June 30, 2011. The $95.3 million change in cash provided by investing activities was primarily due to a $49.6 million decrease in principal payments received on loans held for investment, a $32.4 million decrease in principal payments and sales proceeds received on bonds, a $5.1 million increase in investments in property partnerships and an increase in restricted cash of $23.4 million, partially offset by an increase in capital distributions received from partnership of $7.7 million, a decrease in advances on and purchases of bonds of $3.8 million and an increase in proceeds from the sale of investments of $3.2 million.

Cash flow provided by financing activities was $12.6 million for the six months ended June 30, 2012. Cash flows used in financing activities was $83.2 million for six months ended June 30, 2011. The $95.8 million change in cash provided by financing activities was primarily due to a $67.8 million decrease in repayment of borrowings, a $24.2 million increase in proceeds from borrowings, a decrease in repurchase and retirement of perpetual preferred shares of $8.1 million, partially offset by a decrease in contributions from holders of non controlling interests of $3.9 million.

At June 30, 2012 and December 31, 2011 our unrestricted cash included TEB’s unrestricted cash of $24.3 million and $24.7 million, respectively; however, distributions of this cash from TEB to the Company are subject to the limitations set forth in TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and a Counterparty. For the six months ended June 30, 2012, TEB generated $21.6 million of net operating cash flows. TEB’s investing activities also provided cash flow of $7.3 million and TEB used cash of $29.3 million in its financing activities. Included in TEB’s financing activities are distributions to the Company of $30.3 million. The Company used its distributions from TEB and its other sources of cash flow to fund operating activities, buy back a portion of its subordinated debentures, retire a portion of TEB’s preferred equity and repay other debt obligations.

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

The following table summarizes the outstanding balances and weighted-average interest rates at June 30, 2012. See “Notes to Consolidated Financial Statements – Note 6, Debt” included in this Report for more information on our debt.

(dollars in thousands)	June 30, 2012	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts (2)	$623,585	0.5%
Mandatorily redeemable preferred shares (3)	90,909	8.5
Notes payable and other debt (4)	58,931	5.1
Total bond related debt	773,425

Non-bond related debt:
Notes payable and other debt	61,529	8.5
Subordinate debentures (5)	193,843	7.9
Total non-bond related debt	255,372

Total debt	$1,028,797

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and TEI.

(2)	We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 1.7%, at June 30, 2012.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $2.8 million at June 30, 2012.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.8 million at June 30, 2012.

(5)	Included in subordinate debt are $10.4 million of net premiums at June 30, 2012.

Senior interests in and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the residual interests. Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $623.6 million at June 30, 2012, of which $50.3 million has annually renewing credit enhancement and/or liquidity facilities, $549.2 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has maturing credit enhancement and liquidity facilities in 2016 and beyond.

The Company is currently pursuing several alternatives to extend or replace the $549.2 million of credit enhancement and liquidity facilities maturing in 2013 with the goal of reaching such an agreement before the end of in 2012. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. Whether or not we are able to extend or replace the third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense upon the refinancing of our bond debt. In addition, if our counterparties were to experience a ratings downgrade we could be subject to the termination of a financing facility and/or higher financing costs.

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

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a majority of the preferred shareholders voted to waive the most recent remarketing requirement. See Note 6, “Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $90.9 million at June 30, 2012. Approximately half of the outstanding shares also have principal redemption requirements, which resulted in an overall average annual distribution and redemption rate of 13.4% for the six months ended June 30, 2012.

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

Subordinate debt

In 2009, substantially all of the subordinate debt was subject to a troubled debt restructuring which resulted in new debt being issued by MFH and MMA Mortgage Investment Corporation (“MMIC”) with certain reductions in interest rates, an increase in the principal due and other modifications. TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of then $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a cash payment of $5.0 million. The holders of this debt also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 75 bps per annum to February 2014. An amount equal to the interest foregone as a result of the extension was added to the principal amount outstanding. MFH’s principal amount outstanding increased by $10.2 million of which $3.5 million represents an intercompany payable to TEI and $6.7 million is payable to the third party holder. The $15.0 million reduction in the Company’s subordinate debt principal balance, resulting from the discounted purchase, as well as the $6.7 million increase in principal to the third party holder will for financial reporting purposes be recognized over the remaining life of the securities in accordance with debt modifications that are considered trouble debt restructurings. Over time this will bring the carrying value down to the principal balance outstanding of $45.1 million. After the interest payment date in February 2014, the reduced interest rate will reset to a rate of 9.5% until May 5, 2014 and after May 5, 2014 a rate, determined on each interest payment date for the period ending on the next interest payment date, which is equal to the greater of (a) 9.5% or (b) the rate which is equal to 6.0% plus the 10-year U.S. Treasury Rate.

Separate from the $45.1 million of subordinate debt (principal) discussed above, the interest rate concession on $108.3 million of subordinated debt expired during second quarter 2012 resulting in the average pay rate increasing from 75 bps to 7.9%.  We have not made the second quarter interest payment as we continue to negotiate with the holders of this debt.  We expect to settle on an agreement with the holders of this debt which would most likely include both a discounted buy back for a portion of the debt as well as an interest rate concession on the remaining balance; however, we can provide no assurance that we will be successful.  We do not currently have the liquidity to meet the increased payments on this debt as well as the increased payments on the $45.1 million subordinated debt once existing concessions expire.

Covenant compliance

At June 30, 2012 we were in default on $31.4 million of debt that had previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

At June 30, 2012, the Company and/or its wholly owned subsidiaries are parties to a debt agreement ("Credit Facilities") with an outstanding principal balance of $1.1 million that contains cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties.  This debt agreement, however, is not in default under any cross-default provisions.

Letters of credit

We have letter of credit facilities, generally with institutional investors, that are used as a means to pledge collateral to support our obligations. At June 30, 2012, we had $25.1 million in outstanding letters of credit posted as collateral on our behalf, of which $6.1 million had maturity dates in 2013 and the remaining $19.0 million will mature in 2014. Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at June 30, 2012:

	June 30, 2012
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts (1)	$43,882	$1,699
Other financial/payment guarantees (2)	376	34
	$44,258	$1,733

(1)	We have entered into indemnification contracts with investors in our LIHTC Funds, that effectively guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds. We had no cash payments under these indemnification agreements for the six months ended June 30, 2012.

(2)	We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations. Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party. The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016. In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds that the Company owns and as a result of the Company being the primary beneficiary, the Company consolidates these funds. The maximum exposure under these guarantees is estimated to be $694.7 million at June 30, 2012. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae. At June 30, 2012 the debt related to consolidated funds and ventures had the following terms:

	June 30, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,405	$3,405	8.3	%(1)	Various dates through December 2022
SA Fund	20,159	20,159	2.9		April 30, 2018
Other	6,127	7,494	9.8		Various dates through October 2021
Total debt	$29,691	$31,058

(1)	This debt is also entitled to a portion of our development and other fees as contingent interest. Since inception, $0.1 million of contingent interest has been paid.

Solar Fund

The Company’s debt on the solar fund generally consists of amortizing debt secured by the solar fund’s interest in the solar projects. The debt is the obligation of the solar fund. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures.”

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

Other

On October 1, 2011 the Company consolidated seven lower tier property partnership properties. See “Notes to Consolidated Financial Statements – Note 13, Related Party Transactions with Affiliates.” Three of these lower tier property partnership properties have debt owed to a third party totaling $5.9 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At June 30, 2012, the Company’s estimated loss exposure related to this debt is $2.3 million.

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

Perpetual Preferred Shares

At June 30, 2012, TEB had $159.0 million (liquidation amount) of perpetual preferred shares outstanding. These shares have quarterly distributions which are payable at a stated distribution rate to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.

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

See “Notes to Consolidated Financial Statements – Note 11, Equity.”

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our bonds, we estimate their fair value by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates. However, if observable market quotes are available, we will estimate the bonds’ fair value based on that quoted price. For non-performing bonds, given that we have the right to foreclose on the underlying property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $31.0 million of net cumulative impairment, net of unrealized gains, reflected in our bond portfolio at June 30, 2012. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

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

The table below summarizes our consolidated financial performance for the three months and six months ended June 30, 2012 and 2011:

Table 1	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Total interest income	$16,879	$20,070	$33,962	$41,933
Total fee and other income	2,167	2,503	4,262	4,847
Total revenue from consolidated funds and ventures	8,180	759	14,357	1,319
Total revenue	27,226	23,332	52,581	48,099
Expenses:
Interest expense	11,378	14,229	23,083	29,327
Operating expenses	6,675	7,660	13,461	16,291
Loan loss (recovery) provision and impairment on bonds	(23)	1,282	(3,197)	5,357
Total expenses from consolidated funds and ventures	10,755	4,513	22,247	11,532
Total expenses	28,785	27,684	55,594	62,507
Net losses on assets, derivatives and extinguishment of liabilities	(899)	(1,469)	(665)	(1,738)
Net gains due to consolidation	2,550	–	2,550	–
Net gains related to consolidated funds and ventures	5,290	1,730	10,015	3,410
Equity in losses from Lower Tier Property Partnerships	(6,895)	(8,754)	(19,431)	(16,627)
Loss from continuing operations before income taxes	(1,513)	(12,845)	(10,544)	(29,363)
Income tax expense	(23)	(35)	(41)	(147)
Income from discontinued operations, net of tax	118	282	289	392
Net loss	(1,418)	(12,598)	(10,296)	(29,118)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	(2,370)	(4,568)	(4,812)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	6,116	12,137	21,120	26,403
Net income (loss) to common shareholders	$2,414	$(2,831)	$6,256	$(7,527)

Interest Income

The following table summarizes our interest income for the three months and six months ended June 30, 2012 and 2011:

Table 2	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest on bonds	$16,600	$19,594	$33,469	$40,416
Interest on loans and short-term investments	279	476	493	1,517
Total interest income	$16,879	$20,070	$33,962	$41,933

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio, the interest rates on the bonds in the portfolio and the collection rate on the portfolio.

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Total interest income decreased by 15.9%, or $3.2 million, for the three months ended June 30, 2012 as compared to 2011.

Interest on bonds decreased $3.0 million, mainly as a result of a decline of $235.8 million in the weighted average bond unpaid principal balance for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decline in unpaid principal balance was due primarily to sale and redemption activity, as well as principal amortization.  Also contributing to the decline in the weighted average bond unpaid principal balance was the October 1, 2011 consolidation of seven properties by a non-profit consolidated by the Company.  Upon consolidation, our bond interests were eliminated against the corresponding mortgage payable of each property.  At June 30, 2012 these bonds had an unpaid principal balance of $92.1 million.  The interest income earned on these bonds was $0.9 million in the second quarter of 2012, all of which was recorded as an allocation of income.  See Table 9 below.  The decline in interest income was partially offset by an increase in the weighted average effective interest rate which increased by 21 bps to 6.22%.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total interest income decreased by 19.0%, or $8.0 million, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Interest on bonds decreased $6.9 million, mainly as a result of a decline of $250.4 million in the weighted average bond unpaid principal balance for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to sale and redemption activity, as well as principal amortization.  Also contributing to the decline in the weighted average bond unpaid principal balance was the October 1, 2011 consolidation of seven properties by a non-profit consolidated by the Company.  Upon consolidation, our bond interests were eliminated against the corresponding mortgage payable of each property.  At June 30, 2012 these bonds had an unpaid principal balance of $92.1 million.  The interest income earned on these bonds was $1.8 million during the six months ended June 30, 2012, all of which was recorded as an allocation of income.  See Table 9 below.  The decline in interest income was partially offset by an increase in the weighted average effective interest rate which increased by 13 bps to 6.25%.

Interest on loans and short-term investments decreased $1.0 million, mainly due to a decline in the weighted average loan unpaid principal balance of $50.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to sale and payoff activity. In addition, the average interest rate declined 105 bps to 1.9% mainly due to higher coupon performing loans paying off during 2011.

Interest Expense

The following table summarizes our interest expense for the three months and six months ended June 30, 2012 and 2011:

Table 3	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest expense related to bond investing activities:
Senior interest in and debt owed to securitization trusts	$3,271	$3,849	$6,523	$7,929
Mandatorily redeemable preferred shares	2,096	2,850	4,289	5,811
Notes payable and other debt, bond related	690	1,285	1,471	2,600
Total interest expense related to bond investing activities	$6,057	$7,984	$12,283	$16,340
Interest expense related to non-bond related debt:
Subordinate debentures	$3,740	$4,009	$7,617	$7,954
Notes payable and other debt, non-bond related	1,581	2,236	3,183	5,033
Total interest expense related to non-bond related debt	$5,321	$6,245	$10,800	$12,987
Interest expense	$11,378	$14,229	$23,083	$29,327

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Interest expense decreased 20.0% or $2.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. A decline in bond related interest expense drove $1.9 million of this reduction, of which $0.8 million was due to a $33.9 million reduction in the weighted average balance of our mandatorily redeemable preferred shares. Bond related interest expense also declined by $0.6 million due to a $30.6 million reduction in the weighted average balance of our bond related notes payable. Lastly, bond related interest expense declined by $0.6 million due to a $65.6 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts. Non-bond related interest expense declined $1.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, of which $0.7 million was due to a $26.4 million reduction in the weighted average balance of our notes payable and other debt.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Interest expense decreased 21.3% or $6.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. A decline in bond related interest expense drove $4.1 million of this reduction, of which $1.5 million was due to a $34.3 million reduction in the weighted average balance of our mandatorily redeemable preferred shares. Bond related interest expense also declined by $1.4 million due to a $78.4 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts coupled with a five bps reduction in the average interest rate on the variable rate portion of this debt. Lastly, bond related interest expense declined by $1.1 million due to a $33.2 million reduction in the weighted average balance of our bond related notes payable. Non-bond related interest expense declined $2.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, of which $1.9 million was due to a $42.0 million reduction in the weighted average balance of our notes payable and other debt.

Operating Expenses

The following table summarizes our operating expenses for the three months and six months ended June 30, 2012 and 2011:

Table 4	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Salaries and benefits	$2,509	$2,858	$5,300	$5,927
General and administrative	1,172	1,575	2,528	2,928
Professional fees	1,384	1,862	3,638	5,043
Real estate owned, net expense (revenue)	165	(28)	(369)	2
Other expenses	1,445	1,393	2,364	2,391
Total operating expenses	$6,675	$7,660	$13,461	$16,291

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Total operating expenses decreased 12.9%, or $1.0 million, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, mainly due to declines in professional fees and other expenses.

Professional fees, which include consulting fees, auditing fees and legal fees, decreased $0.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was mainly due to a $0.3 million reduction in legal expenses related to IHS and a $0.3 million reduction in legal expenses related to other corporate matters.

General and administrative includes office rent and utilities, insurance premiums and other miscellaneous costs.  General and administrative costs decreased $0.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 mainly due to reductions in bank fees, losses taken on the disposition of fixed assets and information technology costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total operating expenses decreased 17.4%, or $2.8 million, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, mainly due to declines in professional fees, salaries and benefits and other expenses.

Professional fees decreased $1.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, mainly due to a $0.7 million reduction in legal expenses. Additionally, accounting related costs decreased $0.7 million as a result of less audit costs incurred during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, as well as less dependence on accounting related consultants as we become a smaller company.

Salaries and benefits, decreased $0.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 mainly due to a decline in the average number of employees from 37 to 31 (excluding IHS related employees).

General and administrative costs decreased $0.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 mainly due to reductions in bank fees, losses taken on the disposition of fixed assets and information technology costs.

Impairment on Bonds and Loan Loss (Recovery) Provision

The following table summarizes our bond impairment and our (recovery) provision for credit losses for the three months and six months ended June 30, 2012 and 2011:

Table 5	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Impairment on bonds	$849	$989	$1,087	$4,499
Loan loss (recovery) provision	(872)	293	(4,284)	858
Total (benefits) impairments	$(23)	$1,282	$(3,197)	$5,357

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

The Company recognized a $0.9 million loan valuation benefit during the three months ended June 30, 2012 associated with a senior mortgage loan classified as held for investment. For the three months ended June 30, 2011 we recognized a $0.3 million provision relating to a $1.2 million interest in a $24.9 million land loan.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The Company recognized $4.3 million of loan loss recoveries during the six months ended June 30, 2012 primarily related to the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing as well as a $2.3 million valuation benefit associated with a senior mortgage loan classified as held for investment. For the six months ended June 30, 2011 we recognized a $0.9 million provision on two bridge loans with an unpaid principal balance of $7.4 million, and a $0.3 million provision relating to a $1.2 million interest in a $24.9 million land loan.

Impairment on bonds decreased $3.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, the majority of our bond impairments were the result of $0.7 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances. The remainder of our bond impairments during the six months ended June 30, 2012 were driven by $0.4 million of impairments on non-performing bonds. During the six months ended June 30, 2011 the majority of our bond impairments were the result of $2.9 million of impairments on non-performing bonds, of which $1.7 million related to a defaulted bond with an unpaid principal balance of $2.5 million and fair value of zero at June 30, 2011. The remainder of our bond impairments during the six months ended June 30, 2011 were driven by $1.6 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances.

Net losses on assets, derivatives and extinguishment of liabilities

The following table summarizes our net gains (losses) on assets, derivatives and extinguishment of liabilities for the three months and six months ended June 30, 2012 and 2011:

Table 6	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net gains on bonds	$52	$1,650	$52	$1,329
Net gains (losses) on loans	317	(472)	289	(642)
Net losses on derivatives	(1,252)	(2,823)	(1,476)	(2,894)
Net losses on sale of real estate	(15)	–	(15)	–
Net (losses) gains on early extinguishments of liabilities	(1)	176	485	469
Total net losses on assets, derivatives and extinguishment of liabilities	$(899)	$(1,469)	$(665)	$(1,738)

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Total net losses on assets, derivatives and extinguishment of liabilities decreased 38.8%, or $0.6 million, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Net gains on bonds decreased by $1.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. During the three months ended June 30, 2012 we recorded a $0.1 million gain related to the acceleration of previously deferred fees as the result of a bond with an unpaid principal balance of $8.2 million being redeemed at par. The net gains of $1.7 million recorded during the three months ended June 30, 2011 were primarily the result of six bond sales with an unpaid principal balance of $38.0 million, much of this representing a reversal of previously recorded impairments.

Net losses on derivatives reflect mark-to-market adjustments for unrealized gains and losses on derivative positions in order to reflect our derivatives at fair value at each period end.  In addition to the fair value adjustments, these amounts also include net interest accrued during the period on interest rate swaps and total return swaps, as well as gains or losses at sale or termination.  Net losses on derivatives declined by $1.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The majority of this decline ($0.9 million) was due to a lower decline in interest rates in 2012.  We recognized unrealized losses of $1.5 million for the three months ended June 2011 as compared to unrealized losses of $0.6 million for the three months ended June 30, 2012. Net interest associated with our swaps declined by $0.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to the termination of derivative agreements.  We also recognized $0.3 million in gains for the three months ended June 30, 2012 related to terminated derivatives as compared to no termination activity for the three months ended June 30, 2011.

Net gains (losses) on loans include fair value adjustments for loans classified as held for sale. We record these loans at the lower of cost or market ("LOCOM") at the end of each reporting period. Also included are gains or losses recognized at time of loan sale for the difference between proceeds and the carrying amount. During the three months ended June 30, 2012 we recorded LOCOM gains of $0.3 million, primarily related to cash proceeds. During the three months ended June 30, 2011 we recorded LOCOM losses of $0.5 million, primarily related to a subordinated loan with an unpaid principal balance of $1.2 million.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total net losses on assets, derivatives and extinguishment of liabilities decreased 61.7%, or $1.1 million, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net losses on derivatives declined by $1.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The majority of this decline was related to $0.7 million of termination gains recorded for the first six months of 2012 as compared to no termination activity for the six months ended June 30, 2011. Additionally, net interest associated with our swaps declined by $0.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to the termination of derivative agreements.

Net gains on bonds decreased by $1.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. During the six months ended June 30, 2012 we recorded a $0.1 million gain as the result of a bond with an unpaid principal balance of $8.2 million being redeemed at par. The net gains of $1.3 million recorded during the six months ended June 30, 2011 were primarily the result of $2.3 million of gains taken on the sales of nine bonds with an unpaid principal balance of $53.1 million. These gains were partially offset by a $1.0 million loss taken on the sale of a bond with an unpaid principal balance of $7.5 million.

For the six months ended June 30, 2012, gains on loans were $0.3 million as compared to losses of $0.6 million for the six months ended June 30, 2011. The $0.3 million of LOCOM gains recorded during the six months ended June 30, 2012 primarily related to cash proceeds. For the six months ended June 30, 2011, we recorded LOCOM losses of $0.7 million, partially offset by $0.1 million of gains on the sales of three loans.

Net gains due to consolidation

The following table summarizes our net gains due to consolidation for the three months and six months ended June 30, 2012 and 2011:

Table 7	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net gains due to consolidation	$2,550	$–	$2,550	$–

On April 30, 2012 a non-profit consolidated by the Company was assigned the general partner ("GP") interest in a property for which the Company provided debt financing. On April 30, 2012, we estimated the fair value of our bond interest to be $12.5 million, of which $2.0 million was recorded as an increase to other comprehensive income at the date of consolidation.  The unpaid principal balance of our bond interest was $12.8 million and cumulative impairments and cumulative unrealized gains were $2.9 million and $2.6 million (including the $2.0 million increase discussed above) at the date of consolidation. Upon assignment of the GP interest, the property was consolidated and our bond interest was eliminated against the corresponding mortgage payable of the property. As a result, the unrealized gains of $2.6 million which were recorded within accumulative other comprehensive income (a component of equity) were transferred out of equity into the income statement.

Net Income Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our loss related to funds and ventures that are consolidated for the three months and six months ended June 30, 2012 and 2011:

Table 8	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Solar fund revenue	$274	$275	$448	$417
Rental and other income from real estate	5,608	348	10,780	683
Interest and other income	2,298	136	3,129	219
Total revenue from consolidated funds and ventures	8,180	759	14,357	1,319

Expenses:
Depreciation and amortization	2,684	1,018	5,280	2,043
Interest expense	587	198	1,171	346
Other operating expenses	5,657	706	9,836	1,144
Asset impairments	1,827	2,591	5,960	7,999
Total expenses from consolidated funds and ventures	10,755	4,513	22,247	11,532

Net gains (losses) related to consolidated funds and ventures:
Unrealized gains on investments	4,217	1,730	9,990	3,410
Derivative gains	1,073	–	195	–
Net loss on sale of properties	–	–	(170)	–
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(6,895)	(8,754)	(19,431)	(16,627)
Net loss	(4,180)	(10,778)	(17,306)	(23,430)
Net losses allocable to noncontrolling interests in consolidated funds and ventures	6,116	12,137	21,120	26,403
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,936	$1,359	$3,814	$2,973

The details of Net income allocable to the common shareholders related to consolidated funds and ventures for the three months and six months ended June 30, 2012 and 2011 are as follows:

Table 9	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Asset management fees	$1,140	$1,627	$2,584	$3,377
Guarantee fees	381	342	730	671
Interest income	1,104	220	2,071	440
Equity in losses from Lower Tier Property Partnerships	(904)	(1,060)	(1,937)	(1,810)
Other income (expense)	215	230	366	295
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,936	$1,359	$3,814	$2,973

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

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Net income allocable to the common shareholders related to consolidated funds and ventures increased $0.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Interest income increased $0.9 million due to bond interest income that is now recorded as an allocation of income because certain bonds were derecognized upon consolidation of the properties serving as collateral to our bonds. This increase in income was partially offset by a $0.5 million decline in asset management fees, primarily related to our management of the SA Fund.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income allocable to the common shareholders related to consolidated funds and ventures increased $0.8 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Interest income increased $1.6 million due to bond interest income that is now recorded as an allocation of income because certain bonds were derecognized upon consolidation of the properties serving as collateral to our bonds. This increase in income was partially offset by a $0.8 million decline in asset management fees, primarily related to our management of the SA Fund.

Bond Portfolio Summary

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting (“All Bonds”). See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures”. At June 30, 2012, all of the properties securing the Company’s multifamily housing bonds have completed construction and lease up with no future funding required from the Company. At June 30, 2012, substantially all of the properties securing the multifamily housing bond portfolio have sufficient operating information to calculate a rolling 12-month debt service coverage ratio and thus are considered stabilized.

(dollars in thousands)	June 30, 2012		March 31, 2012		December 31, 2011		December 31, 2010
Total Bond Portfolio:
Total number of bonds (1)	149		149		148		167
Total number of properties	118		119		118		134
Unpaid principal balance (1)	$1,164,889		$1,170,782		$1,183,165		$1,357,789
Fair value (1)	1,131,904		1,128,302		1,129,311		1,239,955
Fair value to UPB %	97%		96%		95%		91%
Weighted average pay rate, for the twelve months ended (2)	5.97%		5.95%		5.97%		5.84%
Weighted average coupon, for the twelve months ended (3)	6.46%		6.46%		6.46%		6.47%

Total Bonds 30+ days past due:
Total number of bonds	21		22		15		15
Total number of properties	16		17		14		13
Unpaid principal balance	$131,710		$134,537		$95,975		$151,442
Percentage of total portfolio (UPB)	11.3%		11.5%		8.1%		11.2%
Fair value	$101,496		$103,164		$68,952		$100,811
Percentage of total portfolio (FV)	9.0%		9.1%		6.1%		8.1%
Weighted average pay rate, for the twelve months ended (2)	2.92%		2.89%		2.91%		1.95%
Weighted average coupon, for the twelve months ended (3)	6.80%		6.71%		6.72%		6.80%

Multifamily Housing Bonds (Affordable Bond Portfolio):
Total number of bonds	139		139		138		150
Total number of properties	114		115		114		127
Unpaid principal balance	$1,071,883		$1,077,200		$1,079,931		$1,186,290
Percentage of total portfolio (UPB)	92%		92%		91%		87%
Fair value	1,042,921		1,040,732		1,033,503		1,099,255
Number of bonds 30+ days past due	15		16		15		12
Number of properties 30+ days past due	14		15		14		12
Unpaid principal balance of bonds 30+ days past due	95,930		98,755		95,975		125,347
Percentage of multifamily bonds 30+ days past due (UPB)	8.9%		9.2%		8.9%		10.6%
Fair value of bonds 30+ days past due	70,272		72,141		68,952		92,200
Debt service coverage ratio, for the twelve months ended (4)	1.10	x	1.08	x	1.09	x	1.08	x
Debt service coverage ratio excluding 30+ days past due bonds, for the twelve months ended (4)	1.16	x	1.15	x	1.15	x	1.13	x

(1)	Included in these amounts are 17 bonds which the Company derecognized as a result of consolidation accounting. These bonds have an unpaid principal balance of $115.0 million and a fair value of $125.4 million at June 30, 2102. These bonds had a fair value of $116.1 million at the time of derecognition and therefore the $8.8 million net increase in fair value is not reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

(2)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance for the preceding twelve months weighted by the bonds’ average unpaid principal balance over the period.

(3)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(4)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter end for bonds still held in the portfolio at June 30, 2012.

Summary Valuation Results

During the six months ended June 30, 2012, we recorded net unrealized gains of $15.7 million on our bond portfolio excluding bonds derecognized due to consolidation accounting (“Reported Bonds”) through other comprehensive income largely due to a 6 bps decline in market yields on performing bonds still held in the portfolio at June 30, 2012.  During the six months ended June 30, 2011, we recorded net unrealized gains of $20.2 million on our Reported Bonds through other comprehensive income largely due to a 20 bps decrease in market yields on our performing bonds still held in the portfolio at June 30, 2011. As discussed below, a decline in market yields will generally result in an increase in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bond investments are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. The Company values its performing bonds (i.e., bonds that are current in their payment of principal and interest) by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate on the performing bond portfolio was 6.62% and 6.71% at June 30, 2012 and December 31, 2011, respectively.

For bonds that are past due in either principal or interest, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including purchase and sale agreements, appraisals or broker opinions of value. If the sale price is not readily estimable from such sources, the Company estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.7% and 9.3% at June 30, 2012 and December 31, 2011, respectively. The capitalization rate averaged 7.8% and 7.9% at June 30, 2012 and December 31, 2011, respectively.

The lack of liquidity in the bond markets in which the Company transacts, coupled with the significant judgments that are inherent in our valuation methodologies, results in a risk that if the Company needs to sell bonds, the price it is able to realize may be lower than the carrying value (i.e., the fair value) of such bonds.

Monitoring of Portfolio Performance

Management performs on-going reviews of all of its bonds to assess and enhance the portfolio performance. Each bond is assigned to portfolio and asset managers who are responsible for monitoring and evaluating property and borrower performance. Bonds are risk-rated on key elements such as payment status, debt service coverage, compliance with tenant income restrictions, physical condition, market conditions, and developer and property management performance. Bonds that are placed on the Company’s internal watch-list are subject to more intense portfolio manager and senior management oversight.

Portfolio Credit Quality

As indicated above, 92% of All Bonds finance multifamily rental properties, of which the vast majority are affordable multifamily rental properties (“Affordable Bond Portfolio”). Beginning in early 2010 and continuing through the second quarter 2012, there has been a general improvement in the apartment (rental) market as a result of the improved U.S. economy and the decrease in homeownership across the United States as households either cannot access mortgage credit or have determined renting to be a better option. Although the improvements in the market rate sector appear to be greater than the affordable sector, we believe our Affordable Bond Portfolio’s performance bottomed out in 2010 and has similarly improved through 2012. For our Affordable Bond Portfolio, we have seen increases in debt service coverage, occupancy and collection rates and stabilization in the number of defaults and watch-listed assets over multiple quarters. Notwithstanding the overall improvement in the apartment market and our Affordable Bond Portfolio performance, we could see an increase in the number of defaulted bonds if property developers or tax credit syndicators are unable or unwilling to fund operating deficits. Based on our Affordable Bond Portfolio, at June 30, 2012, there was 22 performing mortgage revenue bonds with an unpaid principal balance of $130.0 million that were operating with debt service coverage less than 0.9x. Through June 30, 2012, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. If these bonds go 30 days or more past due because the property developers or tax credit syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows.

The Company also has a small portfolio of bonds that finance infrastructure improvements for large residential or commercial development projects (5.6% of All Bonds). These bonds are commonly referred to as Community Development District (CDD) bonds in Florida or Community Development Authority (CDA) bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing generally relies upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, have put stress on this portfolio. As such, we have been actively selling off this portfolio and at June 30, 2012, this portfolio consisted of only three developments financed by eight bonds with an unpaid principal balance of $65.0 million. Carrying values range from a low of 42.7% of par to 104.7% of par, with a weighted average portfolio fair value of 94.1% of par. At June 30, 2012, two developments, financed by six bonds, were 30 days or more past due.   The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Geographic Concentration

The Company also tracks the geographic distribution of its Affordable Bond Portfolio and at June 30, 2012, approximately 98.9% of the portfolio’s unpaid principal balance was dispersed among 48 Metropolitan Statistical Areas (“MSA”), none of which had more than 11.3% of the total portfolio. Approximately 1.1% of the portfolio’s unpaid principal balance is not within an MSA. Approximately 43.3% of the portfolio’s unpaid principal balance is concentrated in six MSAs (Atlanta, Austin, Dallas, Houston, Los Angeles and San Antonio) ranging from 4.9% to 11.3% of the total affordable portfolio. The highest concentration of 11.3% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market has been weak, the overall performance of our affordable portfolio there continues to decline and the bonds that are 30 days or more past due in the Atlanta MSA make up a disproportionate share, at 33.5%, of the affordable bonds that are 30 days or more past due.

Subordinate Bonds

Based on All Bonds, of the 139 multifamily housing bonds in the Company’s portfolio at June 30, 2012, 13 bonds are secured by a subordinate rather than a first mortgage. The debt service on these bonds is paid only after payment is made on senior obligations that have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had a fair value of $66.4 million and an unpaid principal balance of $61.9 million at June 30, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the company’s internal control over financial reporting as of June 30, 2012 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at June 30, 2012, based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Item 1A.  Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

The Company had debt agreements totaling $31.4 million at June 30, 2012 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated: August 14, 2012	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Michael L. Falcone
August 14, 2012
	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

By:	/s/ Lisa M. Roberts
	Name:	Lisa M. Roberts	August 14, 2012
	Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3 .1	Second Amended and Restated Certificate of Formation and Operating Agreement of the Company.

10 .1	Option Agreement by and between the Company and Michael L. Falcone dated as of April 24, 2012.

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1