Form 10-Q
period 2012-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2012-11-14
CIK 1003201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 40,779,263 shares of common shares outstanding at November 9, 2012.

i

Municipal Mortgage & Equity, LLC

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	(a) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2

	(b) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011	3

	(c) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and 2011	5

	(d) Consolidated Statement of Equity for the nine months ended September 30, 2012	6

	(e) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	7

	(f) Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

	(a) Liquidity and Capital Resources	42

	(b) Critical Accounting Policies and Estimates	47

	(c) Results of Operations	49

	(d) Bond Portfolio Summary	57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

PART II – OTHER INFORMATION		61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

SIGNATURES		S-1

EXHIBITS		E-1

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Municipal Mortgage & Equity, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and cash equivalents (includes $25,724 and $24,733 in a consolidated subsidiary that has restrictions on distributions)	$43,099	$42,116
Restricted cash	12,412	4,859
Bonds available-for-sale (includes $948,906 and $1,008,881 pledged as collateral)	994,287	1,021,628
Investment in preferred stock	31,371	36,371
Other assets (includes $38,769 and $22,082 pledged as collateral)	59,894	53,110
Assets of consolidated funds and ventures:
Cash, cash equivalents and restricted cash	49,713	45,813
Investments in Lower Tier Property Partnerships	348,304	386,275
SA Fund investments	144,926	108,329
Real estate held for use, net	113,378	115,609
Real estate held for sale	37,726	−
Other assets	15,872	29,553
Total assets of consolidated funds and ventures	709,919	685,579
Total assets	$1,850,982	$1,843,663

LIABILITIES AND EQUITY
Debt	$1,025,275	$1,043,638
Derivative liabilities	14,538	22,155
Accounts payable and accrued expenses	16,515	15,638
Other liabilities	10,144	10,058
Liabilities of consolidated funds and ventures:
Debt	37,358	23,902
Unfunded equity commitments to Lower Tier Property Partnerships	15,886	17,033
Other liabilities	8,031	6,189
Total liabilities of consolidated funds and ventures	61,275	47,124
Total liabilities	$1,127,747	$1,138,613

Commitments and contingencies

Equity:
Perpetual preferred shareholders’ equity in a subsidiary company, liquidation preference of $159,000 at September 30, 2012 and December 31, 2011	$155,033	$155,033
Noncontrolling interests in consolidated funds and ventures (net of $1,533 and $1,533 of subscriptions receivable)	527,604	545,185
Common shareholders’ equity:
Common shares, no par value (40,638,614 and 40,602,161 shares issued and outstanding and 1,744,843 and 1,517,756 non-employee directors’ and employee deferred shares at September 30, 2012 and December 31, 2011, respectively)	(89,955)	(99,222)
Accumulated other comprehensive income	130,553	104,054
Total common shareholders’ equity	40,598	4,832
Total equity	723,235	705,050
Total liabilities and equity	$1,850,982	$1,843,663

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
REVENUE
Interest income:
Interest on bonds	$15,998	$21,919	$49,467	$62,335
Interest on loans and short-term investments	227	441	720	1,958
Total interest income	16,225	22,360	50,187	64,293

Fee and other income:
Income on preferred stock investment	1,340	1,557	4,429	4,671
Other income	489	814	1,662	2,547
Total fee and other income	1,829	2,371	6,091	7,218

Revenue from consolidated funds and ventures	7,515	1,257	18,834	2,576
Total revenue	25,569	25,988	75,112	74,087

EXPENSES
Interest expense	11,186	13,846	34,269	43,173
Salaries and benefits	2,457	2,785	7,757	8,712
General and administrative	1,286	1,368	3,814	4,296
Professional fees	1,525	1,961	5,163	7,004
Impairment on bonds	2,282	4,452	3,369	8,951
Loan loss (recovery) provision	(1,363)	−	(5,647)	858
Real estate owned, net expense (revenue)	246	30	(123)	32
Other expenses	709	652	3,073	3,043
Expenses from consolidated funds and ventures	12,142	8,682	31,078	20,214
Total expenses	30,470	33,776	82,753	96,283

Net gains on bonds	2	617	54	1,946
Net gains (losses) on loans	23	17	312	(625)
Net losses on derivatives	(658)	(4,748)	(2,134)	(7,642)
Other gains	132	58	601	527
Net gains due to real estate consolidation and foreclosure	2,853	−	5,404	−
Net (losses) gains related to consolidated funds and ventures	(4,608)	2,098	5,407	5,508
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(6,486)	(9,383)	(25,917)	(26,010)
Loss from continuing operations before income taxes	(13,643)	(19,129)	(23,914)	(48,492)
Income tax (expense) benefit	(24)	32	(65)	(115)
Income from discontinued operations, net of tax	257	616	273	1,008
Net loss	(13,410)	(18,481)	(23,706)	(47,599)
Income allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	(2,304)	(6,852)	(7,116)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	17,572	16,178	38,010	42,581
Related to discontinued operations	(1,160)	−	(478)	−
Net income (loss) to common shareholders	$718	$(4,607)	$6,974	$(12,134)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic income (loss) per common share:
Income (Loss) from continuing operations	$0.04	$(0.11)	$0.17	$(0.30)
Loss from discontinued operations	(0.02)	-	-	-
Income (Loss) per common share	$0.02	$(0.11)	$0.17	$(0.30)

Diluted income (loss) per common share:
Income (Loss) from continuing operations	$0.04	$(0.11)	$0.16	$(0.30)
Loss from discontinued operations	(0.02)	-	-	-
Income (Loss) per common share	$0.02	$(0.11)	$0.16	$(0.30)

Weighted-average common shares outstanding:
Basic	42,304	41,223	42,207	41,050
Diluted	42,380	41,223	42,414	41,050

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Net loss	$(13,410)	$(18,481)	$(23,706)	$(47,599)

Other comprehensive income allocable to common shareholders:
Unrealized gains on bonds available-for-sale:
Unrealized net holding gains arising during the period	12,803	19,279	28,489	39,524
Reversal of unrealized gains on sold/redeemed bonds	−	(579)	(52)	(3,053)
Reclassification of unrealized bond losses to operations	2,282	4,452	3,369	8,951
Reclassification of unrealized bond gains to operations due to real estate consolidation and foreclosure	(2,853)	−	(5,404)	−
Total unrealized gains on bonds available-for-sale	12,232	23,152	26,402	45,422
Foreign currency translation adjustment	(24)	(444)	97	(758)
Other comprehensive income allocable to common shareholders	12,208	22,708	26,499	44,664

Other comprehensive loss allocable to noncontrolling interest:
Foreign currency translation adjustment for SA Fund and IHS	(45)	(15,931)	(3,758)	(17,930)

Comprehensive income to common shareholder	$12,926	$18,101	$33,473	$32,530
Comprehensive loss to noncontrolling interests	(14,173)	(29,805)	(34,438)	(53,395)
Comprehensive loss	$(1,247)	$(11,704)	$(965)	$(20,865)

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Shares		Accumulated Other Comprehensive	Total Common Shareholders’	Perpetual Preferred Shareholders’	Noncontrolling Interest in Consolidated Funds and	Total
	Number	Amount	Income	Equity	Equity	Ventures	Equity
Balance, December 31, 2011	42,119	$(99,222)	$104,054	$4,832	$155,033	$545,185	$705,050
Net income (loss)	−	6,974	−	6,974	6,852	(37,532)	(23,706)
Other comprehensive income	−	−	26,499	26,499	−	(3,758)	22,741
Distributions	−	−	−	−	(6,852)	−	(6,852)
Common, restricted and deferred shares issued under employee and non-employee director share plans	294	94	−	94	−	−	94
Mark to market activity for liability classified awards previously classified as equity	−	(3)	−	(3)	−	−	(3)
Contributions	−	−	−	−	−	20,462	20,462
Net change due to consolidation (1)	−	2,202	−	2,202	−	3,247	5,449
Balance, September 30, 2012	42,413	$(89,955)	$130,553	$40,598	$155,033	$527,604	$723,235

(1)	See Note 11, “Equity” for more information.

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,706)	$(47,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gains on sales of bonds and loans	(366)	(1,321)
Net gains due to consolidation	(5,399)	−
Net gains related to consolidated funds and ventures	(5,407)	(4,129)
Provisions for credit losses and impairment	8,502	23,007
Equity in losses, net from equity investments in partnerships	25,917	26,143
Depreciation and amortization	12,224	11,827
Increase in subordinate debt interest payable	3,679	−
Other	219	(268)
Net cash provided by operating activities	15,663	7,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on and purchases of bonds	(6,189)	(10,000)
Principal payments and sales proceeds received on bonds	15,721	59,770
Advances on and originations of loans held for investment	(450)	(1,884)
Principal payments received on loans held for investment	2,400	24,384
Insurance recoveries on property, plant and equipment	753	−
Investments in property partnerships and property, plant and equipment	(46,033)	(40,663)
Proceeds from the sale of real estate and other investments	3,222	3,899
Proceeds received on redemption of investment in preferred stock	5,000	−
(Increase) decrease in restricted cash and cash of consolidated funds and ventures	(11,278)	(1,925)
Capital distributions received from investments in partnerships	8,816	892
Net cash (used in) provided by investing activities	(28,038)	34,473
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing activity	35,482	12,142
Repayment of borrowings	(34,647)	(77,742)
Payment of debt issue costs	(889)	(284)
Contributions from holders of noncontrolling interests	20,462	45,340
Distributions paid to holders of noncontrolling interests	−	(95)
Distributions paid to perpetual preferred shareholders of a subsidiary company	(7,050)	(7,298)
Repurchase and retirement of perpetual preferred shares	−	(10,500)
Net cash provided by (used in) financing activities	13,358	(38,437)
Net increase in cash and cash equivalents	983	3,696
Unrestricted cash and cash equivalents at beginning of period	42,116	32,544
Unrestricted cash and cash equivalents at end of period	$43,099	$36,240

The accompanying notes are an integral part of these consolidated financial statements.

Municipal Mortgage & Equity, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS– (continued)

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$31,235	$38,474
Income taxes paid	146	149

Non-cash investing and financing activities:
Unrealized gains included in other comprehensive income	22,741	26,734
Debt assumed upon acquisition of interest in securitization trusts	−	1,183
Debt and liabilities extinguished through sales and collections on bonds and loans	11,400	74,004
Increase in real estate assets due to real estate consolidation and foreclosure	47,058	−
Decrease in bond investments due to real estate consolidation and foreclosure	34,108	−
Decrease in loan investments due to foreclosure	7,711	−
Increase in common equity due to purchase of noncontrolling interests	2,203	−
Decrease in noncontrolling interests due to sale to common equity	2,203	−

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

The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with our senior debt holders such that none of them are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements through June 2013, our ability to pay our senior debt obligations beyond June 2013 is highly dependent on future negotiations with certain of our creditors as well as our ability to continue to generate adequate cash flows from our operating, financing and investing activities. In addition, even though we expect to settle on agreements in the very near term that will extend the interest pay rate concessions for all of the subordinated debt issued by MMA Financial Holdings, Inc. (“MFH”), a wholly owned subsidiary of the Company, uncertainty remains as to whether we will have the liquidity to meet the increased payments on this debt when these expected concessions expire in 2015. Therefore, it is likely that we will need to settle all or a portion of this subordinated debt at a discount to its face value and/or we will need to continue to extend interest pay rate concessions in order to satisfy these obligations as they become due within the limits of our liquidity position. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we do not pay them.

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

Since 2008, the Company has operated under various forbearance agreements with its senior lenders. As these forbearance agreements near expiration in June of 2013, our goal is to extend these agreements, as necessary, possibly with a provision to amortize some of our remaining senior debt. Given the cash flow risks described above, there can be no assurances on how long it will take to repay our remaining senior debt, if we will have adequate cash to make all of the payments due to our senior lenders or that we can successfully obtain future concessions. Our senior creditors are under no obligation to accept any payment plans we may offer and our forbearance agreements could lapse if we do not perform.

We had, through MFH, $153.4 million of subordinated debt (principal) at September 30, 2012. The interest pay rate concession on $108.3 million of this debt expired during second quarter 2012 resulting in the average interest pay rate increasing from 75 basis points (“bps”) to 7.9%. Although we cannot guarantee success, as of November 9, 2012, we expect that upon the finalization of certain administrative steps in the very near term, MFH will amend agreements and repurchase $19.5 million of this debt for a cash payment of $5.8 million. As part of these agreements, we also expect the reduced interest pay rate on this debt of 75 bps per annum will be extended from March and April 2012 to March and April 2015 with $23.1 million of foregone interest added to the principal balance. See Note 6, “Debt” for more information. The interest pay rate concession in place on the remaining $45.1 million provided for a reduced interest pay rate of 75 bps until February 2014. Subject to the same limitations and timing noted above, we also expect that MuniMae TEI Holdings, LLC (“TEI”), a wholly owned subsidiary of the Company, will enter into an agreement to purchase $3.3 million of this debt for a cash payment of $1.0 million. As part of this agreement, we also expect the reduced interest pay rate of 75 bps per annum to be extended from February 2014 to February 2015 with $3.7 million of foregone interest added to the principal balance. As a result of these expected transactions, we will have, through MFH, subordinate debt (principal) of $157.4 million. See Note 6, “Debt” for more information.

The success of our business going forward is largely dependent on our ability to continue to obtain forbearance agreements and other creditor concessions and generate sufficient net interest income from our bond portfolio. More specifically, there is uncertainty as to whether we will be able to restructure or settle our non-bond related debt to both senior and subordinate creditors in a manner sufficient to allow our cash flow to service our debt obligations as they become due. The difficulty in managing all of the issues described above raises substantial doubt about the Company’s ability to continue as a going concern.

Description of the Business

We were organized in 1996 as a Delaware limited liability company and are classified as a partnership for federal income tax purposes. We have essentially the same limited liability, governance and management structures as a corporation, but we are regarded as a pass-through entity for federal income tax purposes. Thus, our shareholders include their distributive shares of our income, deductions and credits on their individual tax returns. Many of our subsidiaries also are pass-through entities, and the taxable income, deductions and credits of those subsidiaries are passed through to our shareholders for inclusion on their tax returns. However, other of our subsidiaries are corporations that pay taxes on their own taxable income. The income, deductions and credits of those subsidiaries are not passed through to our shareholders for inclusion on their tax returns, but any taxable dividends or other taxable distributions we receive from those subsidiaries are passed through. Tax information is provided to our shareholders on Schedule K-1 rather than on Form 1099. Capital gains are allocated to shareholders on Schedule K-1 in accordance with the Internal Revenue Code (“IRC”). Capital gains result from the dispositions of the Company’s bond investments through sales, redemptions or securitizations at values in excess of each individual shareholder’s tax basis in the underlying assets of the Company which is a function of the purchase price paid by a shareholder to acquire shares in the Company and the application of the partnership’s IRC Section 754 election. The allocation of capital gains to shareholders is required without regard to whether the Company makes distribution payments to shareholders. Shareholders that acquired shares subsequent to the significant decline in the Company’s share price in January 2008 and who hold those shares through taxable brokerage accounts are the shareholders most affected by these capital gains. Between January 1, 2012 and November 9, 2012, the Company has made dispositions that will produce an allocation of capital gains to shareholders for tax year 2012, particularly with respect to shares acquired since January 2008. We currently expect that there will be other dispositions before year end that result in additional capital gains being allocated to shareholders for tax year 2012. Moreover, as discussed in Note 6, “Debt”, the Company is currently pursuing alternatives to replace $544.6 million of securitization debt that has credit enhancement and liquidity facilities that mature on March 31, 2013. More than likely, if successful, the replacement securitization will require certain bonds that are currently pledged as collateral to be part of the securitization trust, which will trigger a sale for tax purposes and thus may create additional capital gains for certain shareholders in either 2012 or 2013 depending on the closing date of the transaction. These gains could be significant depending on each shareholder’s specific circumstances.

Our primary business is the management of our bond portfolio, which consists primarily of tax-exempt bonds issued by state and local government authorities to finance multifamily rental housing developments (including affordable housing, student housing and senior living facilities) and community development districts. Substantially all of the Company’s operating cash flow is generated from the Company’s bond portfolio, which is owned by MuniMae TE Bond Subsidiary, LLC (“TEB”), which held 93.7% of the carrying value of the Company’s bonds at September 30, 2012. TEB’s common stock is wholly owned by TEI. At September 30, 2012 and December 31, 2011 our unrestricted cash included TEB’s unrestricted cash of $25.7 million and $24.7 million, respectively. These subsidiaries have certain compliance requirements that may limit or restrict their ability to distribute cash or other assets to MuniMae. TEB’s operating agreement with its preferred shareholders contains covenants restricting the type of assets in which TEB can invest, the incurrence of leverage, the issuance of additional preferred equity interests, and the distributions of cash and assets to MuniMae, and impose certain requirements in the event of merger, sale or consolidation.

Pursuant to TEB’s operating agreement, distributions from TEB to TEI can be made in the form of Distributable Cash Flows (TEB’s net income adjusted to exclude the impact of non-cash items) or distributions other than Distributable Cash Flows (“Restricted Payments”). TEB is not permitted to redeem common stock or to distribute Restricted Payments to TEI if after such Restricted Payment is made TEB’s leverage ratio would be above the incurrence limit of 60% or TEB’s liquidation preferences ratios are not at amounts that would allow it to raise additional preferred equity senior to, or on parity with, the existing Series A, B, C and D preferred shares outstanding. TEB was below its maximum incurrence leverage and liquidation preference ratios at September 30, 2012.

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

As more fully described below we have sold, liquidated or closed down substantially all of our non-bond related businesses and have residual assets and obligations in the following former business segments:

•	Tax Credit Equity (“TCE”) - A business which raised equity and created investment funds that receive tax credits for investing in affordable housing partnerships (these funds are called Low Income Housing Tax Credit Funds (“LIHTC Funds”)). The net assets, personnel and related resources to conduct our TCE business were sold in 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at September 30, 2012 and December 31, 2011. The Company’s general partner ownership interests of the LIHTC funds remaining at September 30, 2012 range from 0.01% to 0.04%. The Company has guarantees associated with these LIHTC funds. These guarantees, along with the Company’s ability to direct the activities of the LIHTC funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. See Note 15, “Consolidated Funds and Ventures.”

•	Agency Lending - A business which originated both market rate and affordable multifamily housing loans with the intention of selling them to government sponsored entities (i.e., Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) collectively referred to as agencies (“Agencies”)) or through programs created by them. This division also sold permanent loans to third party investors, which were guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and insured by the United States Department of Housing and Urban Development (“HUD”). The net assets, personnel and related resources to conduct this business were sold in 2009 and we no longer originate these types of loans. However, we do have certain guarantees and indemnifications related to the sale of this business. See Note 3, “Investments in Preferred Stock.”

•	Renewable Energy – A business which financed, owned and operated renewable energy and energy efficiency projects. The net assets, personnel and related resources to conduct this business were sold in 2009. However, we continue to own two solar facilities and a Solar Fund with five solar facilities. See Note 4, “Other Assets.”

•	Affordable Debt – A business which originated and invested in loans secured by affordable housing. We no longer perform these activities; however, at September 30, 2012 we still own loans from this business with a carrying value of $6.7 million, of which $0.5 million were subordinated loans. These loans are classified as either held for investment or held for sale and are recorded through “Other assets”.

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

The following table summarizes the investment in bonds and the related unrealized losses and unrealized gains at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$927,692		$(10,203)	$(115,264)	$106,923	$909,148
Other bonds	86,133		(2,484)	(22,363)	23,853	85,139
Total	$1,013,825	(2)	$(12,687)	$(137,627)	$130,776	$994,287

	December 31, 2011
(in thousands)	Unpaid Principal Balance		Basis Adjustments (1)	Unrealized Losses	Unrealized Gains	Fair Value
Mortgage revenue bonds	$977,326		$(8,932)	$(124,580)	$82,005	$925,819
Other bonds	103,234		(3,109)	(26,685)	22,369	95,809
Total	$1,080,560	(3)	$(12,041)	$(151,265)	$104,374	$1,021,628	(3)

(1)	Represents net discounts and net fees.

(2)	The Company had additional bond investments with an unpaid principal balance of $138.4 million as of September 30, 2012 that have been eliminated due to consolidation of the real estate that serves as collateral for the Company’s bond investments. See Note 15, “Consolidated Funds and Ventures” for more information.

(3)	These amounts include $39.9 million of unpaid principal and $27.6 million of fair value at December 31, 2011 that have been eliminated during the first nine months of 2012 due to consolidation accounting. The Company continues to hold these bond investments and as a result the Company’s bond interest income is recognized through an allocation of income. See Note 15, “Consolidated Funds and Ventures” for more information.

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

For subordinate mortgages, the payment of debt service on the bonds occurs only after payment of senior obligations which have priority to the cash flow of the underlying collateral. The Company’s subordinate bonds had an aggregate fair value of $12.2 million and $9.6 million at September 30, 2012, and December 31, 2011, respectively.

A small portion of our mortgage revenue bonds (“Participating Bonds”) allow the Company to receive additional interest from net property cash flows in addition to the base interest rate. The Company’s Participating Bonds had an aggregate fair value of $6.3 million and $14.4 million at September 30, 2012 and December 31, 2011, respectively. Both the stated and participating interest on the Company’s Participating Bonds are exempt from federal income tax.

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

Maturity

Principal payments on bonds are based on amortization tables set forth in the bond documents. If no principal amortization is required during the bond term, the outstanding principal balance is required to be paid in a lump sum payment at maturity or at such earlier time as defined under the bond documents. The following table summarizes, by contractual maturity, the amortized cost and fair value of bonds available-for-sale at September 30, 2012.

	September 30, 2012
(in thousands)	Amortized Cost		Fair Value
Non-Amortizing:
Due in less than one year	$	−	$	−
Due between one and five years		−		−
Due between five and ten years		−		−
Due after ten years		2,471		4,416
Amortizing:
Due at stated maturity dates between December 2013 and June 2056		861,040		989,871
		$863,511		$994,287

Bonds with Lockouts, Prepayment Premiums or Penalties

Substantially all of the Company’s bonds include provisions that allow the borrowers to prepay the bonds at a premium or at par after a specified date that is prior to the stated maturity date.  The following table provides the amount of bonds that are prepayable without restriction, premium or penalty at September 30, 2012, as well as the year in which the remaining portfolio becomes prepayable without restriction, premium or penalty.

	September 30, 2012
(in thousands)	Amortized Cost	Fair Value
Bonds that may be prepaid without restriction, premium or penalty at September 30, 2012	$48,291	$51,118
October 1 through December 31, 2012	13,711	14,369
2013	14,374	14,931
2014	9,361	9,715
2015	4,219	4,528
2016	22,832	28,287
Thereafter	674,722	780,582
Bonds that may not be prepaid	76,001	90,757
Total	$863,511	$994,287

Non-Accrual Bonds

The carrying value of bonds on non-accrual was $84.9 million and $65.9 million at September 30, 2012 and December 31, 2011, respectively.  During the period in which these bonds were on non-accrual, the Company recognized interest income on a cash basis of $1.5 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. Interest income not recognized on the non-accrual bonds was $3.7 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table provides an aging analysis for the carrying value of bonds available-for-sale at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Total current	$909,338	$952,676
30-59 days past due	−	5,458
60-89 days past due	−	−
Greater than 90 days	84,949	63,494

Bond Sales

The Company recorded cash proceeds on sales and redemptions of bonds of $8.2 million and $46.5 million for the nine months ended September 30, 2012 and 2011, respectively. The Company did not use any cash from the 2012 bond redemption to pay down bond related debt. In connection with the 2011 sales, the Company used cash of $22.6 million to pay down its bond related debt.

Provided in the table below are unrealized losses and realized gains and losses recorded through “Impairment on bonds” and “Net gains on bonds” for bonds sold or redeemed during the three months and nine months ended September 30, 2012 and 2011, as well as for bonds still in the Company’s portfolio at September 30, 2012 and 2011, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Bond impairment recognized on bonds held at each period-end	$(2,282)	$(4,452)	$(3,369)	$(8,898)
Bond impairment recognized on bonds sold/redeemed during each period	−	−	−	(53)
Losses recognized at time of sale/redemption	−	−	−	(1,036)
Gains recognized at time of sale/redemption	2	617	54	2,982
Total net gains (losses) on bonds	$(2,280)	$(3,835)	$(3,315)	$(7,005)

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

The Company accounts for the preferred stock using the historical cost approach and tests for impairment at each balance sheet date. An impairment loss is recognized if the carrying amount of the preferred stock is not deemed recoverable. The carrying value of the preferred stock was $31.4 million and $36.4 million at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of the preferred stock was $35.3 million and $39.3 million at September 30, 2012 and December 31, 2011, respectively. The Company did not record impairment charges on the preferred stock for the nine months ended September 30, 2012 and 2011. Since the inception date and through September 30, 2012, the Company redeemed $3.2 million in Series C Preferred units to settle realized losses under the loss sharing arrangement. In May 2010, pursuant to the Series C agreement, $2.0 million of Series C Preferred units were redeemed as a result of the release of certain of the Company’s letters of credit. In July 2012, 5,000 Series A Preferred units were redeemed at par for $5.0 million. At September 30, 2012, the unpaid principal amount on the preferred stock was $36.8 million and is prepayable at any time. In the event of a prepayment, a substantial portion of the cash proceeds received would be subject to negative covenants restricting their use pursuant to an existing debt agreement. Also, it is unlikely that the Company would be able to reinvest prepayment proceeds at the current average interest pay rate of 14.4%.

The Company is also obligated to fund losses on specific loans identified at the sale date that are not part of the $30.0 million loss reimbursement.  The Company accounts for this obligation as a guarantee obligation and at September 30, 2012 and December 31, 2011 the fair value of this obligation was zero. See Note 9, “Guarantees and Collateral.” Since the sale of the Agency Lending business and through September 30, 2012, the Company incurred $1.7 million in realized losses related to these specific loans.

Note 4—OTHER ASSETS

The following table summarizes other assets at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Other assets:
Real estate held for use, net	$17,863	$5,295
Solar facilities	8,330	−
Loans receivable	6,706	10,950
Investments in unconsolidated ventures	6,654	6,713
Derivative assets (1)	−	5,476
Accrued interest receivable	5,842	7,817
State tax receivables, net	2,591	2,828
Debt issue costs, net	8,470	9,211
Other assets	3,438	4,820
Total other assets	$59,894	$53,110

(1)	For more information see Note 5, “Derivative Financial Instruments”.

Real Estate held for use, net

At September 30, 2012, the real estate held for use was comprised of three investments in undeveloped land with a carrying value of $7.9 million and a multifamily property with a carrying value of $10.0 million. At December 31, 2011, the Company had two investments in undeveloped land with a carrying value of $5.3 million.

On August 8, 2012 the Company took title to three parcels of land serving as collateral to two bond investments.  The carrying value of the Company’s bond investment was $2.6 million, with an unpaid principal balance of $5.9 million, cumulative impairments of $4.3 million previously recognized through the income statement and cumulative unrealized gains of $1.0 million previously reported through Other Comprehensive Income.  As a result of the Company converting its bond investments to investments in real estate, the Company recognized unrealized gains of $1.0 million through the income statement which had a corresponding decrease in Other Comprehensive Income and therefore no impact on overall common shareholder equity. This real estate serves as collateral to the Company’s securitization debt.

Solar Facilities

On September 28, 2012, the Company performed under its put option agreement by purchasing the remaining limited partner interest in a Solar Fund for $0.3 million. Prior to this transaction, the Company consolidated the Solar Fund and its five solar facilities because the Company was deemed to have a controlling financial interest as a result of it being the managing member of the Solar Fund and the five solar facilities. Subsequent to this transaction and at September 30, 2012, the Company wholly owns the Solar Fund and the solar projects. As a result, the five solar facilities formerly reported in Assets of Consolidated Funds and Ventures are now included in Other Assets. The carrying value of the solar facilities at September 30, 2012 was $8.3 million. These projects generate energy that is sold under long-term power contracts to the owner or lessee of the properties on which the projects are built. The useful life of these solar facilities is generally twenty years.

The Company’s purchase of the remaining limited partner interest resulted in a $2.2 million increase to common equity and a corresponding decrease to equity of a noncontrolling interest. For more information, see Note 11, “Equity”.

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

At September 30, 2012 and December 31, 2011, HFS loan carry values were $0.3 million and $0.5 million, respectively. At September 30, 2012, the Company’s cost basis of HFS loans was $9.2 million, with offsetting LOCOM adjustments of $8.9 million. At December 31, 2011, the cost basis of HFS loans was $10.3 million, with offsetting LOCOM adjustments of $9.8 million. For the nine months ended September 30, 2012 the Company recorded LOCOM gains of $0.3 million and charge-offs of $0.6 million. For the nine months ended September 30, 2011 the Company recorded LOCOM losses of $0.8 million and no charge-offs.

At September 30, 2012 and December 31, 2011, HFI loan carry values were $6.4 million and $10.4 million, respectively. At September 30, 2012, the Company’s cost basis of HFI loans was $23.4 million, with specific loan loss reserves of $17.0 million. At December 31, 2011, the cost basis of HFI loans was $44.1 million, with specific loan loss reserves of $33.7 million. For the nine months ended September 30, 2012 the Company recorded recoveries of $5.6 million and charge-offs of $11.0 million. For the nine months ended September 30, 2011 the Company recorded provisions of $0.9 million and charge-offs of $0.9 million.

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

Balance Sheet and Operating Results for the Unconsolidated Ventures

The following table displays the total assets and liabilities related to the ventures in which the Company holds an equity investment at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Investments in unconsolidated ventures:
Total assets (primarily real estate)	$20,029	$51,030
Total liabilities (primarily debt)	−	703

The following table displays the net income or loss for the three months and nine months ended September 30, 2012 and 2011 for the ventures in which the Company holds an equity investment:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net (loss) income	$(38)	$(135)	$302	$(1,806)

State Tax Receivables, net

State tax receivables represent the net refund position as reflected on the Company’s various state tax returns. A portion of these receivables may be subject to challenge by the relevant tax authority and therefore a liability for uncertain tax positions of $2.3 million at September 30, 2012 and December 31, 2011, has been recorded through other liabilities.

Note 5—DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the Company’s derivative fair value balances at September 30, 2012 and December 31, 2011.

	Fair Value
	September 30, 2012			December 31, 2011
(in thousands)	Assets		Liabilities	Assets	Liabilities
Interest rate swaps	$	−	$14,044	$5,476	$21,413
Other		−	494	−	742
Total derivative financial instruments	$	−	$14,538	$5,476	$22,155

The following table summarizes the derivative notional amounts at September 30, 2012 and December 31, 2011.

	Notional
(in thousands)	September 30, 2012	December 31, 2011
Interest rate swaps	$87,901	$301,696
Other	−	6,195

The following table summarizes derivative activity for the three months and nine months ended September 30, 2012 and 2011.

	Realized/Unrealized (Losses) Gains For the three months ended September 30,		Realized/Unrealized (Losses) Gains For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest rate swaps(1)	$(655)	$(4,620)	$(2,336)	$(7,187)
Other	(3)	(128)	202	(455)
Total	$(658)	$(4,748)	$(2,134)	$(7,642)

(1)	The cash paid and received on both interest rate swaps and total return swaps is settled on a net basis and recorded through “Net losses on derivatives.” Net cash paid was $1.0 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively. Net cash paid was $4.1 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

All of the Company’s interest rate swap agreements were entered into under the International Swap Dealers Association’s standard master agreements (“ISDAs”), including supplemental schedules and confirmations to these agreements. At September 30, 2012, the Company had interest rate swap contracts and other derivative contracts with the Counterparty totaling $80.0 million (notional) with a fair value liability of $13.3 million. The supplemental schedules to the ISDAs require the Company to maintain a minimum net asset value, which the Company has not done. Without a forbearance agreement, the lack of compliance with this covenant permits the Counterparty to terminate the interest rate swaps. On February 2, 2012, the Company entered into a second amended and restated forbearance agreement with the Counterparty, which provides forbearance from a minimum net asset value requirement and a related certification requirement contained in the Company’s interest rate swap agreements to the earlier of June 30, 2013 or the date on which the Company satisfies the forbearance release terms.

The key forbearance release terms include:

•	Certain debt investments held by the Counterparty, which the Company has guaranteed, shall have been repurchased by the Company. The remaining debt investments to be repurchased were $5.9 million at September 30, 2012.

•	Derivative agreements between the Counterparty and the Company shall have either been terminated or collateralized with cash or cash equivalents. The derivatives to be terminated or collateralized as part of the forbearance release terms had a liability balance of $13.3 million, of which $7.7 million was collateralized with cash and cash equivalents at September 30, 2012.

•	At least on a quarterly basis, a portion of TEB’s distributions to the Company shall be used to repurchase the debt instruments and collateralize or terminate net derivative exposure as described above.

•	Certain guarantee exposure between the Counterparty and the Company shall have been fully collateralized (other than by a pledge of the common equity of TEB) with cash, cash equivalents or a letter of credit acceptable to the Counterparty.

•	TEB shall have common shareholder equity of not less than $200.0 million calculated pursuant to a methodology set forth in the agreement. At September 30, 2012, TEB’s calculated common shareholder equity was above the requirement.

•	TEI has a net asset value of not less than $225.0 million. At September 30, 2012, TEI’s net asset value was above the requirement.

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

Note 6—DEBT

The table below summarizes the Company’s outstanding debt balances, the weighted-average interest rates and term dates at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	Weighted-Average Interest Rate at Period-End	December 31, 2011	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts:
Due within one year (2)	$6,745	0.4%	$21,425	2.1%
Due after one year (3)	611,700	0.5	627,580	0.5
Mandatorily redeemable preferred shares (4):
Due within one year	4,811	7.5	4,550	7.5
Due after one year	85,015	8.7	94,256	8.7
Notes payable and other debt (5):
Due within one year	200	30.0	4,281	6.0
Due after one year	57,768	5.1	31,446	7.5
Total bond related debt	766,239	1.8	783,538	1.9

Non-bond related debt:
Notes payable and other debt:
Due within one year (6)	35,441	8.7	47,827	8.3
Due after one year	27,973	7.8	16,953	10.2
Subordinate debentures (7)
Due after one year	195,622	7.9	195,320	8.8
Total non-bond related debt	259,036	8.0	260,100	8.1

Total debt	$1,025,275	3.4	$1,043,638	3.4

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized by bonds or other debt obligations held by TEB and TEI.

(2)	The Company incurs on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense (due within one year) to 1.8% and 2.5% at September 30, 2012 and December 31, 2011, respectively. These additional fees bring the weighted average interest rate (due after one year) to 1.8% at September 30, 2012 and December 31, 2011.

(3)	Included in this amount is $537.9 of debt with trust termination dates between 2014 and 2044, but these trusts have credit enhancement and liquidity facilities that mature in March 2013.

(4)	Included in mandatorily redeemable preferred shares are unamortized discounts of $2.7 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively.

(5)	Included in notes payable and other debt are unamortized discounts of $1.7 million at September 30, 2012 and December 31, 2011.

(6)	This amount includes $30.6 million of debt that has come due and remains payable; however, we have forbearance agreements with the debt holders such that none of them are pursuing any remedies.

(7)	Included in subordinate debt are $12.2 million of net premiums and effective interest rate payable and $1.4 million of net discounts and effective interest rate payable at September 30, 2012 and December 31, 2011, respectively.

Covenant Compliance and Debt Maturities

We are in default on $30.6 million of debt that has previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

The following table summarizes the annual principal payment commitments at September 30, 2012:

(in thousands)
2012(1)	$32,855
2013	17,517
2014	52,596
2015	49,072
2016	21,966
Thereafter	851,269
Total	$1,025,275

(1)	This amount includes $30.6 million of debt that has come due and remains payable; however, we have forbearance agreements with the debt holders such that none of them are pursuing any remedies.

At September 30, 2012, the Company and/or its wholly owned subsidiaries are parties to a debt agreement ("Credit Facilities") with an outstanding principal balance of $1.1 million that contains cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties. This debt agreement, however, is not in default under any cross-default provisions.

Senior Interests in and Debt Owed to Securitization Trusts

The Company securitizes bonds through several programs and under each program the Company transfers bonds into a trust, receives cash proceeds from the sales of the senior interests and retains the residual interests. Substantially all of the senior interests are variable rate debt. The residual interests the Company retains are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $618.4 million at September 30, 2012, of which $49.7 million has annually renewing credit enhancement and/or liquidity facilities, $544.6 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has credit enhancement and liquidity facilities maturing in 2016 and beyond.

The Company is currently pursuing alternatives to replace the $544.6 million of credit enhancement and liquidity facilities maturing in 2013, with the goal of reaching such an agreement before the end of in 2012. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. Whether or not we are able to extend or replace the third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense upon the refinancing of our bond debt. In addition, if our counterparties were to experience a ratings downgrade we could be subject to the termination of a financing facility and/or higher financing costs.

Interest expense on the senior interests in and debt owed to securitization trusts totaled $9.6 million and $11.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The table below summarizes the terms of the cumulative mandatorily redeemable preferred shares issued by TEB at September 30, 2012:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Amount Per Share	Annual Distribution Rate	Next Remarketing/ Mandatory Tender Date	Mandatory Redemption Date
Series A	May 27, 1999	28.5	$1,599	7.50%	June 30, 2013	June 30, 2049
Series B	June 2, 2000	23.5	2,000	9.64	November 1, 2012	June 30, 2050

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

The cumulative mandatorily redeemable preferred shares are currently subject to annual remarketing on the dates specified in the table above. The holders of a majority of the outstanding Series A cumulative mandatorily redeemable preferred shares, elected to waive the June 30, 2012 remarketing requirement.  The distribution rate continues to be 7.5% and, assuming no repurchases and retirements during the fourth quarter of 2012, TEB will make approximately $1.2 million in principal redemptions during the fourth quarter of 2012. The next mandatory remarketing date for the Series A cumulative mandatorily redeemable preferred shares will occur on June 30, 2013.

The Series B subordinate cumulative mandatorily redeemable preferred shares were subject to a remarketing on November 1, 2012.  Effective November 1, 2012, the holders of majority of the outstanding Series B subordinate cumulative mandatorily redeemable preferred shares, elected to waive the November 1, 2012 remarking requirement and to allow the distribution rate to reset to two times the 15 year BAA municipal bond yield. As a result, effective November 1, 2012, the distribution rate on the Series B subordinate cumulative mandatorily redeemable preferred shares decreased from 9.64% to 7.32%. The holders also agreed to permit the shares to be called at their liquidation preference, in whole or in part, at any point between now and November 1, 2013, the next remarketing date.

On each remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the mandatorily redeemable preferred shares at a price equal to par plus all accrued but unpaid dividends, subject to a cap described herein. If the remarketing agent is unable to remarket these shares successfully, distributions (interest expense) could increase and this increase could adversely impact the Company’s financial condition and results of operations. The distribution rate on the Series B shares could, at most, reset to two times the 15 year BAA municipal bond yield under a failed remarketing. However, the 7.5% distribution rate and scheduled redemptions on the Series A cumulative mandatorily redeemable preferred shares would continue until there is a remarketing that is not a failed remarketing.

On February 13, 2012 the Company repurchased $6.0 million of the original par amount of the 7.75% Series B Subordinate Cumulative Mandatorily Redeemable Preferred Shares at 88.0% of face value and recognized a gain on debt extinguishment of $0.5 million.

Interest expense on mandatorily redeemable preferred shares totaled $6.4 million and $8.6 million for the nine months ended September 30, 2012 and 2011, respectively. The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $89.8 million at September 30, 2012. The Series A mandatorily redeemable preferred shares that had a liquidation amount of $45.6 million at September 30, 2012, also had principal redemptions requirements, which resulted in an overall average annual distribution and redemption rate of 13.4% for the nine months ended September 30, 2012.

Notes Payable and Other Debt

This debt is primarily related to secured borrowings collateralized primarily with the Company’s bond assets. In most cases, the Company has guaranteed the debt or is the direct borrower.

Subordinate Debt

The table below represents a summary of the key terms of the subordinate debt issued by MMA Mortgage Investment Corporation (“MMIC”) and MFH and held by third parties at September 30, 2012:

(dollars in thousands)
Issuer	Carrying Value	Premium, Net			Principal	Interim Principal Payments	Maturity Date	Coupon Interest Rate
MMIC	$30,000	$	−		$30,000	−	May 3, 2034	9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury
MFH	56,381		(11,237	)(1)	45,144	−	May 3, 2034	0.75% to February 2014, 9.5% to May 2014, then greater of 9.5% or 6.0% plus 10-year Treasury
MFH	61,805		(805)		61,000	$8,900 due June 2014	March 30, 2035	0.75% to May 2012, 8.05% to May 2015, then 3 month LIBOR plus 3.3%
MFH	47,436		(161)		47,275	$6,500 due July 2014	July 30, 2035	0.75% to May 2012, 7.62% to May 2015, then 3 month LIBOR plus 3.3%
	$195,622		$(12,203)		$183,419

(1)	This amount includes the unamortized amount of the original net premium of $8.3 million created by the $15 million discounted purchase and the $6.7 million capitalization of foregone interest. This amount is reflected in the carrying value of the debt and is amortizing down as a reduction to debt expense and a reduction to the carrying value over the life of the debt. The net $8.3 million premium will reduce debt expense on a cumulative basis over the life of the securities. The debt premium and thus the carrying value of the debt is also increasing by the impact of the effective yield adjustment to bring the reduced interest pay rate of 75 bps to an effective yield of 6.7% on the outstanding debt balance. During the interest pay rate concession period, the effective yield adjustment increases interest expense and the carrying value of the debt. After the interest pay rate concession period, the effective yield adjustment decreases interest expense and the carrying value of the debt. Over the term of the debt, the cumulative adjustments have no impact on common equity.

Interest expense on the subordinate debt totaled $11.4 million and $12.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Referring to the $45.1 million (principal) reflected on the table above, TEI entered into an agreement on December 30, 2011, which settled on January 30, 2012, with the holders of then $58.4 million of MFH’s subordinate debt to buy $20.0 million of their holdings for a $5.0 million cash payment. The holders also agreed on February 2, 2012 to an amendment to the subordinate debt agreement which extended the period during which interest is payable on the debt at the reduced rate of 75 bps per annum to February 2014. An amount equal to the interest foregone as a result of the extension ($6.7 million) was added to the Company’s principal balance. The result of the January 30, 2012 discounted purchase and capitalization of foregone interest resulted in a consolidated unpaid principal balance of the $45.1 million. On a standalone basis, MFH’s principal amount outstanding increased by $10.2 million for foregone interest of which $3.5 million represents an intercompany payable (which is eliminated in consolidation) and $6.7 million is payable to a third party.

Although we cannot guarantee success, as of November 9, 2012, we expect that upon the finalization of certain administrative steps in the very near term, TEI will enter into an agreement to purchase $3.3 million of this debt for a cash payment of $1.0 million. As part of this agreement, we also expect the period during which interest is payable on the debt at the reduced rate of 75 bps per annum to be extended from February 2014 to February 2015. An amount equal to the foregone interest as a result of the extension ($3.7 million) will be added to the Company’s principal balance. As a result of these expected transactions, the discounted purchase and capitalization of foregone interest will result in a consolidated unpaid principal balance of $45.5 million. On a standalone basis, MFH’s principal amount outstanding will increase by $6.0 million for forgone interest of which $2.3 million represents an intercompany payable (which will be eliminated in consolidation) and $3.7 million will be payable to a third party.

The $17.3 million combined purchase discount from the transactions outlined above, as well as the combined capitalization of foregone interest of $10.4 million will be recognized for financial reporting purposes over the remaining life of the securities in accordance with the accounting rules for debt modifications that are considered troubled debt restructurings. After the interest payment date in February 2015, the reduced interest rate will reset to the greater of (a) 9.5% or (b) the rate which is equal to 6% plus the 10-year Treasury rate, determined on each interest payment date for the period ending on the next interest payment date.

Referring to the $61.0 million (principal) and the $47.3 million (principal) reflected on the table above, the interest pay rate concession on this debt expired during second quarter 2012 resulting in the average interest pay rate increasing from 75 bps to 7.9%.  Although we cannot guarantee success, as of November 9, 2012, we expect that upon the finalization of certain administrative steps in the very near term, MFH, will amend agreements and repurchase $19.5 million of this debt for a cash payment of $5.8 million. As part of these agreements, we also expect the period during which interest is payable on the debt at the reduced rate of 75 bps per annum to be extended from March and April 2012 to March and April 2015. An amount equal to the foregone interest as a result of the expected extension ($23.1 million) will be added to the principal balance. On a standalone basis, MFH’s principal amount outstanding will increase by $23.1 million for the forgone interest and will decrease by the debt repurchase of $19.5 million. We also expect the due dates for interim principal payments of $15.4 million to be extended from June 2014 and July 2014 as outlined in the table above to $4.7 million due March 2015 and $10.7 million due May 2015.

As a result of these expected transactions, the discounted purchase and capitalization of foregone interest will result in a consolidated unpaid principal balance of $111.9 million. The $13.7 million purchase discount, as well as the $23.1 million of forgone interest will be recognized for financial reporting purposes over the remaining life of the securities in accordance with the accounting rules for debt modifications that are considered troubled debt restructurings. After the interest payment date in March and April 2015, the reduced interest rate will reset to the then 3 month LIBOR plus 3.3%.

Letters of Credit

The Company has letter of credit facilities, generally with institutional investors that are used as a means to pledge collateral to support Company obligations. At September 30, 2012, the Company had $25.1 million in outstanding letters of credit posted as collateral on the Company’s behalf, of which $6.1 million have maturity dates in 2013 and the remaining $19.0 million will mature in 2014. Although we currently expect that we will be able to renew our expiring letters of credit at reduced amounts or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

	September 30, 2012				December 31, 2011
	Carrying	Fair Value			Carrying
(in thousands)	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Assets:
Investments in preferred stock	$31,371	$–	$–	$35,277	$36,371	$39,297
Loans held for investment	6,439	–	–	5,766	1,121	424
Loans held for sale	150	–	–	152	–	–

Liabilities:
Senior interests in and debt owed to securitization trusts	618,445	–	618,562	–	649,005	649,005
Notes payable and other debt, bond related	57,968	–	–	58,960	35,727	37,210
Notes payable and other debt, non-bond related	63,414	–	–	28,150	64,780	21,410
Subordinate debentures issued by MFH	165,622	–	46,026	–	165,320	41,674
Subordinate debentures issued by MMIC	30,000	–	–	30,000	30,000	30,000
Mandatorily redeemable preferred shares	89,826	–	89,756	–	98,806	94,116
Liabilities of consolidated funds and ventures:
Notes payable	37,358	–	31,482	2,467	23,902	19,815

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

Note 8—FAIR VALUE MEASUREMENTS

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement. The determination of which level an asset or liability gets classified into is based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs or significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

The following tables present assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

		Fair Value Measurement Levels at September 30, 2012
(in thousands)	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$994,287	$–	$–	$994,287

Liabilities:
Derivative liabilities	$14,538	$–	$13,319	$1,219

		Fair Value Measurement Levels at December 31, 2011
(in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Bonds available-for-sale	$1,021,628	$–	$–	$1,021,628
Derivative assets	5,476	–	5,476	–

Liabilities:
Derivative liabilities	$22,155	$–	$21,597	$558

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2012:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, July 1, 2012	$1,006,539	$(1,192)
Total losses included in earnings	(3,373)	(27)
Total gains included in other comprehensive loss	15,085	–
Impact from purchases	–	–
Impact from sales	–	–
Bonds eliminated due to real estate consolidation and foreclosure	(21,545)	–
Impact from settlements	(2,419)	–
Balance, September 30, 2012	$994,287	$(1,219)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized losses recognized at settlement for the three months ended September 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at July 1, 2012, but settled during third quarter 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2012	(2,282)	(1,091)	(27)
Additional realized gains (losses) recognized at settlement	2	–	(76)
Total losses reported in earnings	$(2,280)	$(1,091)	$(103)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2011:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, July 1, 2011	$1,190,627	$(510)
Total losses included in earnings	(5,257)	(5)
Total gains included in other comprehensive income	23,152	–
Impact from purchases	1,183	–
Impact from sales	(25,140)	–
Impact from settlements	(5,136)	–
Balance, September 30, 2011	$1,179,429	$(515)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the three months ended September 30, 2011.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net gains (losses) on derivatives
Change in realized gains related to assets and liabilities held at July 1, 2011, but settled during third quarter 2011	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2011 (10,855	(4,452)	(805)	(5)
Additional realized gains recognized at settlement	617		–
Total losses reported in earnings	$(3,835)	$(805)	$(5)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2012:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2012	$1,021,628	$(1,167)
Total losses included in earnings	(6,397)	(180)
Total gains included in other comprehensive loss	31,806	–
Impact from purchases	6,189	–
Impact from sales	(8,172)	–
Bonds eliminated due to real estate consolidation and foreclosure	(34,108)	–
Impact from settlements	(16,659)	128
Balance, September 30, 2012	$994,287	$(1,219)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the nine months ended September 30, 2012.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2012, but settled during 2012	$–	$–	$–
Change in unrealized losses related to assets and liabilities still held at September 30, 2012	(3,369)	(3,028)	(180)
Additional realized gains (losses) recognized at settlement	54	–	(228)
Total losses reported in earnings	$(3,315)	$(3,028)	$(408)

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following table presents activity for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2011:

(in thousands)	Bonds Available- for-Sale	Derivative Liabilities
Balance, January 1, 2011	$1,231,036	$(550)
Total (losses) gains included in earnings	(11,566)	35
Total gains included in other comprehensive income	45,422	–
Impact from purchases	11,183	–
Impact from sales	(81,862)	–
Impact from settlements	(14,784)	–
Balance, September 30, 2011	$1,179,429	$(515)

The following table provides the amount included in earnings related to the activity presented in the table above, as well as additional realized gains (losses) recognized at settlement for the nine months ended September 30, 2011.

(in thousands)	Net losses on bonds (1)	Equity in Losses from Lower Tier Property Partnerships	Net losses on derivatives
Change in realized gains related to assets and liabilities held at January 1, 2011, but settled during 2011	$(53)	$–	$72
Change in unrealized losses related to assets and liabilities still held at September 30, 2011 (10,855	(8,898)	(2,615)	(37)
Additional realized gains (losses) recognized at settlement	1,946	–	(3)
Total losses reported in earnings	$(7,005)	$(2,615)	$32

(1)	Amounts are reflected through “Impairment on bonds” and “Net (losses) gains on sale of bonds” in the consolidated statements of operations.

The following methods or assumptions were used to estimate the fair value of these recurring financial instruments:

Bonds Available-for-Sale – For most of our performing bonds, the Company estimates fair value based on discounted cash flows based on the expected bond payments, by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage ratios, geographic location and bond size.  The weighted average discount rate for the performing bond portfolio was 6.39% and 6.69% at September 30, 2012 and December 31, 2011, respectively. If observable market quotes are available, the Company will estimate the fair value based on that quoted price. The fair value for the non-performing bond portfolio and collateral dependent bonds is based on an estimate of the collateral value. The Company internally estimates fair value by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.5% and 9.3% at September 30, 2012 and December 31, 2011, respectively. The capitalization rate averaged 7.3% and 8.0% at September 30, 2012 and December 31, 2011, respectively. However, to the extent readily available, the Company may estimate fair value based on a sale agreement, an appraisal or a broker opinion of value, then the Company will estimate fair value based on that information.

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

The following table presents assets that were measured at fair value in 2012 on a non-recurring basis and still held at September 30, 2012.

	September 30,	Fair Value Measurement Levels at September 30, 2012			Total Gains (Losses) Reported Through the Three Months Ended	Total Gains (Losses) Reported Through the Nine Months Ended
(in thousands)	2012	Level 1	Level 2	Level 3	September 30, 2012:	September 30, 2012:
Assets:
Loans held for sale	$117	$–	$–	$117	$4	$76

The following table presents assets that were measured at fair value in 2011 on a non-recurring basis and still held at December 31, 2011.

	December 31,	Fair Value Measurement Levels at December 31, 2011			Total Losses Reported Through the Three Months Ended	Total Losses Reported Through the Nine Months Ended
(in thousands)	2011	Level 1	Level 2	Level 3	September 30, 2011:	September 30, 2011:
Assets:
Loans held for investment	$9,304	$–	$–	$9,304	$–	$–
Loans held for sale	525	–	–	525	(117)	(817)
Investment in an unconsolidated venture	6,666	–	–	6,666	–	–

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

Note 9—GUARANTEES AND COLLATERAL

Guarantees

Guarantee obligations are recorded through “Other liabilities”.

The following table summarizes guarantees, by type, at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Maximum Exposure	Carrying Amount	Maximum Exposure	Carrying Amount
Indemnification contracts	$43,882	$1,615	$112,404	$1,866
Other guarantees	376	34	777	67
Total	$44,258	$1,649	$113,181	$1,933

Indemnification Contracts

The Company has entered into indemnification contracts with the purchaser of the TCE business related to the guarantees of the investor yields on their investment in certain LIHTC Funds and indemnifications related to property performance on certain Lower Tier Property Partnerships. The Company has not made any cash payments related to these indemnification agreements for the nine months ended September 30, 2012 and 2011. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in the Company having to pay up to $1.0 million between now and 2016.

The maximum exposure declined during first quarter 2012 as the Company’s methodology for measuring maximum exposure now takes into consideration the amount of investor yield already delivered.  The Company’s maximum exposure under its indemnification contracts represents the maximum loss the Company could incur under its guarantee agreements and is not indicative of the likelihood of the expected loss under the guarantee.  The Company also has guarantees associated with the LIHTC funds that were not sold to the purchaser of the TCE business.  See Note 15, “Consolidated Funds and Ventures” for information on these guarantees.

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

Collateral and restricted assets

The following table summarizes the Company’s pledged assets at September 30, 2012 and December 31, 2011:

		September 30, 2012
(in thousands)	Note Ref.	Restricted Cash		Bonds Available- for-Sale	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$1,368		$889,552	$2,619	$893,539
Notes payable	B	–		–	16,836	16,836
Other	C	11,044	(1)	59,354	19,314	89,712
Total		$12,412		$948,906	$38,769	$1,000,087

(1)	Included in this amount is $7.7 million pledged as collateral for certain interest rate swaps.

		December 31, 2011
(in thousands)	Note Ref.	Restricted Cash	Bonds Available- for-Sale	Other Assets	Total
Senior interests in and debt owed to securitization trusts	A	$220	$943,856	$–	$944,076
Notes payable	B	85	32,170	8,718	40,973
Other	C	4,554	32,855	13,364	50,773
Total		$4,859	$1,008,881	$22,082	$1,035,822

A. This represents assets held by bond securitization trusts as well as assets pledged as collateral for bond securitizations.

B. The Company pledges bonds, loans, investments in preferred stock, investments in solar facilities and an investment in a mixed-use real estate development as collateral for notes payable.

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

The following table summarizes rental expense and rental income from operating leases for the nine months ended September 30, 2012 and 2011:

	Reported through General and Administrative		Reported through Discontinued Operations
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Rental expense	$1,660	$1,737	$1,107	$1,107
Rental income	1,173	1,095	1,107	1,107
Net rental expense	$487	$642	$–	$–

The following table summarizes the future minimum rental commitments on non-cancelable operating leases at
September 30, 2012:

(in thousands)
2012	$914
2013	3,600
2014	2,941
2015	1,564
2016	725
2017	30
Total minimum future rental commitments	$9,774

The Company expects to receive $6.4 million in future rental payments from non-cancelable subleases, which is not netted against the commitments above.

Litigation

From time to time, the Company and its subsidiaries are named as defendants in various litigation matters arising in the ordinary course of business. These proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. At September 30, 2012, there were no such proceedings

The Company establishes reserves for litigation matters when those matters present loss contingencies that are probable and can be reasonably estimated. Once established, reserves may be adjusted when new information is obtained.

It is the opinion of the Company’s management that adequate provisions have been made for losses with respect to litigation matters and other claims that existed at September 30, 2012. Management believes the ultimate resolution of these matters is not likely to have a material effect on its financial position, results of operations or cash flows. Assessment of the potential outcomes of these matters involves significant judgment and is subject to change, based on future developments, which could result in significant changes.

Shareholder Matters

The Company is a defendant in a purported class action lawsuit and two derivative suits originally filed in 2008. The plaintiffs in the class action lawsuit claim to represent a class of investors in the Company’s shares who allegedly were injured by misstatements in press releases and SEC filings between May 3, 2004, and January 28, 2008.  The plaintiffs seek unspecified damages for themselves and the shareholders of the class they purport to represent.  In the derivative suits, the plaintiffs claim, among other things, that the Company was injured because its directors and certain named officers did not fulfill duties regarding the accuracy of its financial disclosures.  Both the class action and the derivative cases are pending in the United States District Court for the District of Maryland. The Company filed a motion to dismiss the class action and in June 2012, the Court issued a ruling dismissing all of the counts alleging any knowing or intentional wrongdoing by the Company or its affiliates, directors and officers. The only remaining counts relate to the Company’s dividend reinvestment plan. As of September 30, 2012, the Company believes it is probable that it will settle this case for at least $0.5 million and has recorded a contingent obligation for this amount (reported through other liabilities) with a corresponding loss recognized through other expenses. If the plaintiffs are successful on appeal, then it is possible that the Company could incur additional losses, which could be significant; however, these losses cannot be estimated at this time. The Company expects any settlement and any other future losses related to this case (including the $0.5 million, mentioned above) to be covered by insurance proceeds.

Note 11—Equity

Common Share Information

The following table provides a summary of net income (loss) to common shareholders as well as information pertaining to weighted average shares used in the per share calculations as presented on the consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss) from continuing operations	$1,621	$(5,223)	$7,179	$(13,142)
Net income from discontinued operations	(903)	616	(205)	1,008
Net income (loss) to common shareholder	$718	$(4,607)	$6,974	$(12,134)

Basic weighted-average shares (1)	42,304	41,223	42,207	41,050
Common stock equivalents (2) (3)	76	–	207	–
Diluted weighted-average shares	42,380	41,223	42,414	41,050

(1)	Includes common shares issued and outstanding, as well as non-employee directors’ and employee deferred shares that have vested, but are not issued and outstanding.

(2)	For the three months and nine months ended September 30, 2012, the average number of options excluded from the calculation of diluted earnings per shares was 1,512,031 and 1,060,535, respectively, because of their anti-dilutive effect.

(3)	At September 30, 2011, all options were anti-dilutive. For the three months and nine months ended September 30, 2011, the average number of options excluded from the calculation of diluted earnings per shares was 1,189,031 because of their anti-dilutive effect.

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

The following table summarizes the terms of the cumulative perpetual preferred shares outstanding at September 30, 2012:

(dollars in thousands)	Issue Date	Number of Shares	Liquidation Preference Per Share	Distribution Rate	Next Remarketing Date	Optional Redemption Date
Series A-2	October 19, 2004	8	$2,000	4.90%	September 30, 2014	September 30, 2014
Series A-3 (1)	November 4, 2005	6	2,000	4.95	September 30, 2013	September 30, 2013
Series A-4	November 4, 2005	8	2,000	5.13	September 30, 2015	September 30, 2015
Series B-2	October 19, 2004	7	2,000	5.20	September 30, 2014	September 30, 2014
Series B-3	November 4, 2005	11	2,000	5.30	September 30, 2015	September 30, 2015
Series C	October 19, 2004	13	1,000	9.75	September 30, 2013	September 30, 2013
Series C-1	October 19, 2004	13	1,000	5.40	September 30, 2014	September 30, 2014
Series C-2	October 19, 2004	13	1,000	5.80	September 30, 2019	September 30, 2019
Series C-3	November 4, 2005	10	1,000	5.50	September 30, 2015	September 30, 2015
Series D	November 4, 2005	15	2,000	5.90	September 30, 2015	September 30, 2020

(1)	As described below, Series A-3 was remarketed and the distribution rate increased from 4.95% to 7.50% effective October 1, 2012.

Each series of cumulative perpetual preferred shares is equal in priority of payment to its comparable series cumulative mandatorily redeemable preferred shares. Series A are senior to Series B, which are collectively senior to Series C, which are collectively senior to Series D.

The cumulative perpetual preferred shares are subject to remarketing on the dates specified in the table above. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap provided in each Series Exhibit. The cumulative perpetual preferred shares are not redeemable prior to the remarketing dates. If the remarketing agent is unable to remarket these shares successfully, distributions could increase or decrease. Each of the series has specified terms that define the distribution rate under a failed remarketing as a particular maturity along the municipal bond yield curve plus a specified default rate for a fixed period of time.  Based on rates as of November 7, 2012, the distribution rates under a failed remarketing would be lower than the current distribution rate for all Series.  The Company may elect to redeem the preferred shares at their liquidation preference plus accrued and unpaid distributions based on the particular series at their respective remarketing dates.

The Series A-3 subordinate cumulative perpetual preferred shares were remarketed on September 30, 2012. As a result, effective October 1, 2012, the distribution rate on the Series A-3 subordinate cumulative perpetual preferred shares increased from 4.95% to 7.5% for one year. The holders of a majority of the outstanding Series A-3 subordinate cumulative perpetual preferred shares also agreed to permit the shares to be called at their liquidation preference, in whole or in part, at any point between now and the next remarketing date.

The Series C subordinate cumulative perpetual preferred shares were subject to remarketing on September 30, 2012. Effective September 30, 2012, the holders of the outstanding Series C subordinate cumulative perpetual shares, elected to waive the September 30, 2012 remarketing requirement, allowed the distribution rate to remain at 9.75% and agreed to permit the shares to be called at their liquidation preference, in whole or in part, at any point between now and the next remarketing date.

Noncontrolling Interests

A significant component of equity is comprised of outside investor interests in entities that the Company consolidates. In addition to the preferred shares discussed above, the Company has reported the following noncontrolling interests within equity, in entities that the Company did not wholly own at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Noncontrolling interests in:
LIHTC Funds	$399,345	$431,482
Lower Tier Property Partnerships	10,025	4,949
SA Fund	119,134	103,740
Other consolidated entities	(900)	5,014
Total	$527,604	$545,185

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

Lower Tier Property Partnerships

During third quarter 2012, a non-profit consolidated by the Company assumed the general partner interest in three real estate property partnerships for which the Company provided debt financing and the LIHTC funds provided limited partner equity to two of the partnerships.  Because the non-profit was deemed to be the primary beneficiary, it consolidated the real estate property partnerships and recorded a net increase to its equity of $7.2 million (recorded as noncontrolling interest related to lower tier property partnerships in the above table).  See Note 15, “Consolidated Fund and Ventures”.  As a result, the Company derecognized its bond investment of $19.0 million and its $2.0 million noncontrolling equity related to the LIHTC funds was removed.  The resulting net increase of $5.2 million in noncontrolling equity related to lower tier property partnerships is reported through net change due to consolidation on the Consolidated Statements of Equity.

Other Consolidated Entities

During third quarter 2012, the Company purchased for $0.3 million the remaining limited partnership interest in a Solar Fund which resulted in a transfer of the remaining equity of $2.2 million of the noncontrolling interest holder to the Company’s common equity holders and is reported through net change due to consolidation on the Consolidated Statements of Equity.  See Note 4, “Other Assets”.

Even though common shareholders’ equity has increased by $2.2 million, the Company has a contingent liability to certain creditors of the solar facilities who provided non-recourse debt to finance the solar facilities. The Company entered into agreements with these creditors to provide for contingent interest to be paid to them should the Company collect various fees to which it is entitled as the developer of these facilities. The total contingent liability associated with these agreements is $1.8 million and should the facilities generate enough cash to pay these fees, then the Company will begin to record the associated contingent interest expense and establish a corresponding liability. As a result of these transactions, the Company no longer has any noncontrolling interest holders in its remaining solar facilities.

Note 12—Stock-Based Compensation

The Company has stock-based compensation plans (“Plans”) for Non-employee Directors (“Non-employee Directors’ Stock-Based Compensation Plan”) and stock-based compensation plans for employees (“Employees’ Stock-Based Compensation Plan”).

Total compensation expense recorded for these Plans was as follows for the three months and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Employees’ Stock-based Compensation plan	$22	$17	$106	$49
Non-employee Directors’ Stock-based Compensation plan	63	50	188	138
Total	$85	$67	$294	$187

Employees’ Stock-Based Compensation Plan

The Employees’ Stock-Based Compensation Plan has 4,722,033 shares authorized to be issued, of which 57,397 shares were still available to be issued at September 30, 2012. The Employees’ Stock-Based Compensation Plan authorizes grants of a broad variety of awards; however, the Company only has outstanding non-qualified common stock options.

Employee Common Stock Options

The Company measures the fair value of options granted using a lattice model for purposes of recognizing compensation expense. The Company believes the lattice model provides a better estimate of the fair value of options as it uses a range of possible outcomes over an option term and can be adjusted for exercise patterns.

The following table summarizes option activity under the Employees’ Stock-Based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value	Period End Liability
Outstanding at January 1, 2012	1,145	$7.01	7.2	$–	$181
Granted	1,200	0.36
Exercised	–	–
Forfeited/Expired	–	–
Outstanding at September 30, 2012	2,345	3.61	8.0	67	287
Number of options that were exercisable at:
December 31, 2011	862	$9.24	6.9
September 30, 2012	1,333	6.08	6.9

Employee Deferred Shares

An employee deferred share is a share award that typically has a four year vesting schedule and also provides for the acceleration of vesting at the Company’s discretion, upon a change in control, or upon death or disability. The deferred share award requires that the employee provide continuous service with the Company from the grant date up to and including the date(s) on which the award vests. There was no outstanding liability for deferred share awards at September 30, 2012 and December 31, 2011 and there were no unvested shares at September 30, 2012.

Non-employee Directors’ Stock-Based Compensation Plan

During 2009, the Company approved a new plan for non-employee directors authorizing an additional 1,500,000 shares. In 2010, another new plan was approved, which increased the number of authorized shares by an additional 1,500,000 shares, resulting in a total of 3,650,000 shares authorized to be granted under the plans. A total of 476,696 shares were available to be issued under the Non-employee Directors’ Stock-based Compensation Plans at September 30, 2012. The Non-employee Directors’ Stock-based Compensation Plan provides for grants of non-qualified common stock options, common shares, restricted shares and deferred shares.

Non-employee Director Common Stock Options

The following table summarizes option activity under the Non-employee Directors’ Stock-based Compensation Plan:

(in thousands, except per option data)	Number of Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life per Option (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27	$24.69	1.1	$–
Granted	–	–
Expired/Forfeited	(10)	24.74
Outstanding at September 30, 2012	17	24.67	0.7	–

Number of options that were exercisable at:
September 30, 2012	17	$24.67	0.7	$–

Non-employee Director Restricted Shares and Deferred Shares

The following table summarizes the restricted and deferred shares granted to the directors for their services for the nine months ended September 30, 2012 and 2011. The directors are fully vested in these shares at the grant date.

(in thousands, except per share data)	Restricted Share Grants	Weighted- average Grant Date Share Price	Deferred Share Grants	Weighted- average Grant Date Share Price	Directors’ Fees Expense
September 30, 2012	–	$–	292,090	$0.32	$187.5
September 30, 2011	144,741	0.13	383,120	0.13	137.5

For the nine months ended September 30, 2012 and 2011, the Company recognized $187,500 and $137,500 in director fees expense, of which $93,750 and $68,750 was paid in cash, respectively, and the balance in deferred and restricted shares. Directors’ Fees Expense is reflected in “General and administrative” in the consolidated statements of operations.

For the first nine months of 2012, the Company incurred Director fees for five independent directors.  During the first nine months of 2011, the Company incurred Director fees for four independent directors for two quarters and only three independent directors for the remaining quarter. As a result, director fees increased for the first nine months of 2012 as compared to the first nine months of 2011.

Note 13—Related Party Transactions And Transactions with Affiliates

Transactions with The Shelter Group, LLC (“The Shelter Group”)

Mark Joseph (Chairman of MuniMae’s Board of Directors) has direct and indirect minority ownership interests in The Shelter Group. One of the Company’s tax-exempt bond investments is secured by a multifamily property in which The Shelter Group has an ownership interest. The Company’s carrying value of the performing tax-exempt bond secured by this multifamily property was $9.0 million (representing 98.0% of par) at September 30, 2012 or less than 1% of the Company’s total bond portfolio at September 30, 2012. The Shelter Group also provides management services for certain properties that serve as collateral for several of the Company’s tax-exempt bond investments, including two properties owned by the MuniMae Foundation. Because the Company consolidates the MuniMae Foundation, our bond investments for which these two properties serve as collateral have been derecognized. During the nine months ended September 30, 2012, there were three such property management contracts for three properties securing the Company’s bonds (including those derecognized for accounting purposes). Fees paid by the properties under these contracts were $0.4 million.

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

On October 1, 2011, Mr. Joseph donated all of his remaining interests in SCA to a non-profit organization that provides charitable services and programs for the affordable housing market. The Company consolidates this non-profit organization because it is deemed to have a controlling financial interest as defined by GAAP. As a result of this donation, the non-profit organization consolidates these multifamily properties and therefore the properties are included in the Company’s consolidated financial statements beginning October 1, 2011. See Note 15, “Consolidated Funds and Ventures,” for further details.

 Note 14—discontinued operations

The table below reflects the activity related to the Company’s discontinued operations.  Under discontinued operations accounting, the revenues, expenses and all other statement of operations activity in the discontinued operation, including any gains and losses on dispositions, have been classified as “Income from discontinued operations, net of tax.”

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Sublease income	$369	$369	$1,107	$1,107
Other income	83	84	250	250
Income from consolidated funds and ventures (primarily rental income)	1,586	–	4,623	–
Income from REO operations	–	532	57	951
Rent expense	(369)	(369)	(1,107)	(1,107)
Other expenses	30	–	95	(202)
Expenses from consolidated funds and ventures (primarily operating expenses)	(1,442)	–	(4,752)	–
Equity in earnings from Lower Tier Property Partnerships	–	–	–	9
Income tax expense (benefit)	–	–	–	–
Net income from discontinued operations	257	616	273	1,008
Net income allocable to noncontrolling interests	(1,160)	–	(478)	–
Net (losses) income to common shareholders from discontinued operations	$(903)	$616	$(205)	$1,008

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

The total assets, by type of consolidated fund or venture, at September 30, 2012 and December 31, 2011 are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
LIHTC Funds	$397,008	$433,653
Lower Tier Property Partnerships	158,172	121,800
SA Fund	153,854	118,050
Other consolidated entities	885	12,076
Total assets of consolidated funds and ventures	$709,919	$685,579

The following provides a detailed description of the nature of these entities.

LIHTC Funds

In general, the LIHTC Funds invest in limited partnerships that develop or rehabilitate and operate affordable multifamily housing rental properties. These properties generate tax operating losses and federal and state income tax credits for their investors, enabling them to realize a return on their investment through reductions in income tax expense. The LIHTC Funds’ primary assets are their investments in Lower Tier Property Partnerships, which are the owners of the affordable housing properties. The LIHTC Funds account for these investments using the equity method of accounting. The Company sold its general partner interest in substantially all of the LIHTC Funds through the sale of its TCE business in July 2009. However, the Company retained its general partner interest in certain LIHTC Funds. The Company continues to consolidate 11 funds at September 30, 2012 and December 31, 2011. The Company’s general partner ownership interests of the funds remaining at September 30, 2012 ranges from 0.01% to 0.04%. The Company has guarantees associated with these funds. These guarantees, along with the Company’s ability to direct the activities of the funds, have resulted in the Company being the primary beneficiary for financial reporting purposes. At September 30, 2012 and December 31, 2011, the Company’s maximum exposure under these guarantees is estimated to be approximately $694.7 million; however, the Company does not anticipate any losses under these guarantees.

Consolidated Lower Tier Property Partnerships

Due to financial or operating issues at a Lower Tier Property Partnership, the Company may assert its rights to assign the general partner’s interest in the Lower Tier Property Partnership to affiliates of the Company. Generally, the Company will take these actions to either preserve the tax status of the Company’s bond investments and/or to protect the LIHTC Fund’s interests in the tax credits. As a result of its ownership interest, controlling financial interest or its designation as the primary beneficiary, the Company consolidates these Lower Tier Property Partnerships. The Company consolidated twelve and eight Lower Tier Property Partnerships at September 30, 2012 and December 31, 2011, respectively.

SA Fund

The Company is the majority owner of the general partner of the SA Fund, which is an investment fund formed to invest directly or indirectly in housing development projects and housing sector companies in South Africa. The Company has an equity commitment of $4.1 million, or 2.7% of total committed capital as a limited partner of the SA Fund. At September 30, 2012, the Company has funded approximately $3.3 million of this equity commitment.

Other Consolidated Entities

The Company also has other consolidated entities where it has been deemed to be the primary beneficiary or the Company has a controlling interest. At September 30, 2012, these entities include two non-profit organizations that provide charitable services and programs for the affordable housing market.

The following section provides more information related to the assets of the consolidated funds and ventures at
September 30, 2012 and December 31, 2011.

Asset Summary:

(in thousands)	September 30, 2012	December 31, 2011
Cash, cash equivalents and restricted cash	$49,713	$45,813
Investments in Lower Tier Property Partnerships	348,304	386,275
SA Fund investments	144,926	108,329
Real estate held for use, net	113,378	115,609
Real estate held for sale	37,726	–
Other assets of consolidated funds and ventures:
Solar facilities (1)	–	10,163
Other assets	15,872	19,390
Total assets of consolidated funds and ventures	$709,919	$685,579

(1)	For more information see Note 4, “Other Assets”.

Substantially all of the assets of the consolidated funds and ventures are restricted for use by the specific owner entity and are not available for the Company’s general use.

Investments in unconsolidated Lower Tier Property Partnerships

The Lower Tier Property Partnerships of the LIHTC Funds are considered variable interest entities; although, in most cases it is the third party general partner who is the primary beneficiary. Therefore, substantially all of the LIHTC Funds’ equity investments in Lower Tier Property Partnerships are accounted for under the equity method. The following table provides the investment balances in the unconsolidated Lower Tier Property Partnerships held by the LIHTC Funds and the underlying assets and liabilities of the Lower Tier Property Partnerships at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
LIHTC Funds:
Funds’ investment in Lower Tier Property Partnerships	$348,304	$386,275
Total assets of Lower Tier Property Partnerships (1)	$1,379,128	$1,439,959
Total liabilities of Lower Tier Property Partnerships (1)	1,040,169	1,061,995

(1)	The assets of the Lower Tier Property Partnerships are primarily real estate and the liabilities are predominantly mortgage debt.

The Company’s common shareholders’ maximum exposure to loss from these unconsolidated Lower Tier Property Partnerships is related to the guarantee exposure discussed above in the section entitled LIHTC Funds. The Company’s bond investments in the Lower Tier Property Partnerships at September 30, 2012 and December 31, 2011, was $420.3 million and $450.7 million, respectively. The Company is subject to an agreement that requires the Company to post collateral in order to foreclose on the properties securing these bond investments.

Real estate held for use, net

Real estate held for use, net is comprised of the following at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Building, furniture and fixtures	$115,742	$116,257
Accumulated depreciation	(13,573)	(9,811)
Land	11,209	9,163
Total	$113,378	$115,609

Depreciation expense was $4.3 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. Buildings are depreciated over a period of 40 years. Furniture and fixtures are depreciated over a period of six to seven years. The Company did not recognize any impairment losses for the nine months ended September 30, 2012 and 2011.

The real estate held for use (multifamily properties) was consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the real estate or the non-profits. However, the Company provided debt financing to the multifamily properties. In consolidation, because we reflect the real estate on our balance sheet, we have eliminated our bond and loan investments against the related obligations of the multifamily properties. The Company’s common shareholders’ maximum loss exposure is related to its bond and loan investments. At September 30, 2012, the fair value of these investments was $107.0 million, including $7.6 million of net unrealized mark to market gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold. At September 30, 2012, $85.2 million of the Company’s eliminated bond investments were pledged as collateral for senior interests in and debt owed to securitization trusts.

Real estate held for sale

Real estate held for sale is comprised of the following at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Cash	$1,292	$–
Building, furniture and fixtures	34,245	–
Accumulated depreciation	(2,036)	–
Land	1,840	–
Other Assets	2,385	–
Total	$37,726	$–

At September 30, 2012, the Company had two multifamily properties classified as held for sale and reported through discontinued operations. The properties are no longer depreciated and are now carried at the lower of the property’s fair value less cost to sell or its current carry value. See Note 14, “Discontinued Operations.”

The real estate held for sale (multifamily properties) was consolidated by non-profit entities that are in turn consolidated by the Company. The Company does not have an equity interest in the real estate or the non-profits. However, the Company provided debt financing to the multifamily properties. In consolidation, because the Company reflects the real estate on its balance sheet, the Company has eliminated its bond and loan investments against the related obligations of the multifamily properties. The Company’s common shareholders’ maximum loss exposure is related to its bond and loan investments. At September 30, 2012, the fair value of these investments was $39.0 million, including $6.4 million of net unrealized mark to market gains occurring since consolidation that have not been reflected in the Company’s common shareholders’ equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in value from its original cost basis until the real estate is sold. At September 30, 2012, $39.0 million of the Company’s eliminated bond investments were pledged as collateral for senior interests in and debt owed to securitization trusts.

SA Fund Investments

The Company carries its SA Fund investments at fair value, which are based on estimates as there are no readily available market values. In establishing fair values of its investments, the Company considers financial conditions and operating results, local market conditions, market values of comparable companies and real estate, the stage of each investment, and other factors as appropriate, including obtaining appraisals from independent third-party licensed appraisers.

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 8, “Fair Value Measurements.” The SA Fund investments are carried at their fair value of $144.9 million and $108.3 million at September 30, 2012 and December 31, 2011, respectively and are considered Level 3 valuations.

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
(in thousands)	2012	2011
Balance, July 1,	$126,950	$94,400
Total (losses) gains included in earnings	(4,511)	868
Total losses included in other comprehensive income	(153)	(13,201)
Impact from purchases	22,713	19,098
Impact from sales	(73)	–
Balance, September 30,	$144,926	$101,165

The following table presents the activity for the SA Fund investments at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
(in thousands)	2012	2011
Balance, January 1,	$108,330	$78,222
Total gains included in earnings	5,479	4,278
Total losses included in other comprehensive income	(3,836)	(15,286)
Impact from purchases	42,449	33,951
Impact from sales	(7,496)	–
Balance, September 30,	$144,926	$101,165

The following section provides more information related to the liabilities of the consolidated funds and ventures at September 30, 2012 and December 31, 2011.

Liability Summary:

(in thousands)	September 30, 2012	December 31, 2011
Liabilities of consolidated funds and ventures:
Debt	$37,358	$23,902
Unfunded equity commitments to unconsolidated Lower Tier Property Partnerships	15,886	17,033
Other liabilities	8,031	6,189
Total liabilities of consolidated funds and ventures	$61,275	$47,124

Debt

At September 30, 2012 and December 31, 2011, the debt of the consolidated funds and ventures had the following terms:

	September 30, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	31,158	31,158	2.9%	April 30, 2018
Other	6,200	7,481	9.8	Various dates through October 2021

	December 31, 2011
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates		Maturity Dates
Solar Fund	$3,511	$3,511	8.3	%(1)	Various dates through December 2022
SA Fund	12,034	12,034	3.4		April 30, 2018
Other	8,357	9,871	10.0		Various dates through October 2021

Solar Fund

The Solar Fund debt generally consists of amortizing debt secured by the Solar Fund’s interest in the solar facilities. This debt is the obligation of the Solar Fund and there is no recourse to the Company. At September 30, 2012 the Company wholly owns the Solar Fund and its respective assets and debt. Therefore, this debt is now reflected as debt as opposed to Debt of Consolidated Funds and Ventures. For more information see Note 4, “Other Assets”.

SA Fund

On April 30, 2008, the SA Fund entered into an agreement with the Overseas Private Investment Corporation, an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011 and a second draw of $8.0 million was made in the first quarter of 2012.  A third draw of $11.0 million was made in the third quarter of 2012. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

As required by GAAP, assets and liabilities are classified into levels based on the lowest level of input that is significant to the fair value measurement, see Note 8, “Fair Value Measurements.” The SA Fund derivative assets are carried at their fair value of $1.7 million and $1.6 million at September 30, 2012 and December 31, 2011, respectively and are considered Level 2 valuations.

At September 30, 2012, the SA Fund had $2.5 million of cash pledged as collateral for the foreign exchange derivative contracts.

Other

On October 1, 2011, the Company consolidated seven Lower Tier Property Partnerships. See Note 13, “Related Party Transactions with Affiliates.” Three of these Lower Tier Property Partnerships have debt owed to a third party totaling $5.9 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At September 30, 2012, the Company’s estimated loss exposure related to this debt is $3.4 million.

The following section provides more information related to the income statement of the consolidated funds and ventures for the three months and nine months ended September 30, 2012 and 2011.

Income Statement Summary:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Rental and other income from real estate	$4,915	$306	$12,831	$989
Interest and other income	2,494	664	5,450	883
Solar Fund revenue	106	287	553	704
Total revenue from consolidated funds and ventures	7,515	1,257	18,834	2,576

Expenses:
Depreciation and amortization	2,334	1,020	6,449	3,063
Interest expense	452	180	1,284	526
Other operating expenses	4,536	2,283	12,565	3,426
Asset impairments	4,820	5,199	10,780	13,199
Total expenses from consolidated funds and ventures	12,142	8,682	31,078	20,214

Net (losses) gains related to consolidated funds and ventures:
Unrealized (losses) gains on investments	(4,511)	868	5,479	4,278
Derivative (losses) gains	(97)	1,440	98	1,440
Net loss on sale of properties	–	(210)	(170)	(210)
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(6,486)	(9,383)	(25,917)	(26,010)
Net loss	(15,721)	(14,710)	(32,754)	(38,140)
Net losses allocable to noncontrolling interests in consolidated funds and ventures:	17,572	16,178	38,010	42,581
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,851	$1,468	$5,256	$4,441

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income	$1,616	$220	$3,210	$660
Asset management fees	937	3,111	3,521	6,488
Guarantee fees	340	342	1,070	1,013
Equity in losses from Lower Tier Property Partnerships	(1,091)	(805)	(3,028)	(2,615)
Other income	49	(1,400)	483	(1,105)
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,851	$1,468	$5,256	$4,441

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Beginning with the capital crisis that started in late 2007, our business has changed dramatically because of market conditions in general and liquidity issues in our business in particular. As a result of these conditions, we sold various operating businesses at significant losses and dramatically cut our operating expenses in order to reduce our need for capital and create liquidity.  The steps we have taken were not adequate to address all of our liquidity issues and we continue to have certain senior debt obligations that have come due and remain payable. However, we have in place various forbearance agreements with our senior debt holders such that none of them are currently pursuing any remedies. While we expect to have adequate liquidity to operate our business and pay our senior debt obligations under these forbearance agreements through June 2013, our ability to pay our senior debt obligations beyond June 2013 is highly dependent on future negotiations with certain of our creditors as well as our ability to continue to generate adequate cash flows from our operating, financing and investing activities. In addition, even though we expect to settle on agreements in the very near term that will extend the interest pay rate concessions for all of the subordinated debt issued by MMA Financial Holdings, Inc. (“MFH”), a wholly owned subsidiary of the Company, uncertainty remains as to whether we will have the liquidity to meet the increased payments on this debt when these expected concessions expire in 2015. Therefore, it is likely that we will need to settle all or a portion of this subordinated debt at a discount to its face value and/or we will need to continue to extend interest pay rate concessions in order to satisfy these obligations within the limits of our liquidity position. Because our subordinate debt is junior in right of payment to our senior debt obligations, as long as certain senior debt obligations that have come due remain payable, we do not believe the subordinate debt holders can pursue any remedies against us if we do not pay them. See Notes to Consolidated Financial Statements – Note 6, “Debt” for more information.

We fund our business operations and debt obligations primarily with interest income generated from our bond portfolio, which is owned by subsidiaries of the Company who distribute cash or assets to us; however, those subsidiaries have contractual restrictions that may limit their ability to distribute cash or other assets to us.

Sources of Liquidity

Our principal sources of liquidity include: (1) cash and cash equivalents; (2) cash flows from operations; and (3) cash flow from investing activities (including sales of bonds and loans, principal payments from bonds and loans and distributions from equity investments); and (4) cash flow from financing activities.

Summary of Cash Flows

At September 30, 2012 and December 31, 2011, we had unrestricted cash and cash equivalents of approximately $43.1 million and $42.1 million, respectively. The following table summarizes the changes in our cash and cash equivalents balances during the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
(in thousands)	2012	2011
Unrestricted cash and cash equivalents at beginning of period	$42,116	$32,544
Net cash provided by (used in):
Operating activities	15,663	7,660
Investing activities	(28,038)	34,473
Financing activities	13,358	(38,437)
Net decrease in cash and cash equivalents	983	3,696
Unrestricted cash and cash equivalents at end of period	$43,099	$36,240

At September 30, 2012 and December 31, 2011 our unrestricted cash included MuniMae TE Bond Subsidiary, LLC (“TEB”) unrestricted cash of $25.7 million and $24.7 million, respectively; however, distributions of this cash from TEB to the Company are subject to the limitations set forth in TEB’s operating agreement. Cash distributions received by the Company from TEB are further restricted by a forbearance agreement between the Company and a Counterparty. For the nine months ended September 30, 2012, TEB generated $34.4 million of net operating cash flows. TEB’s investing activities also provided cash flow of $13.0 million and TEB used cash of $46.4 million in its financing activities. Included in TEB’s financing activities are distributions to the Company of $38.8 million. The Company used its distributions from TEB and its other sources of cash flow to fund operating activities, buy back a portion of its subordinated debentures, retire a portion of TEB’s preferred equity and repay other debt obligations.

Cash flow provided by operating activities was $15.7 million and $7.7 million for the nine months ended September 30, 2012 and 2011, respectively. The $8.0 million increase in cash provided by operating activities was primarily due to a decrease in debt related interest expense payments of $7.7 million, a decrease in operating expenses paid of $5.1 million and an increase in operating cash related to consolidated funds and ventures of $8.7 million, partially offset by a decrease in interest income of $7.3 million, a decrease in tax refunds of $1.5 million, a decrease in asset management and advisory fees of $2.9 million and a decrease in other cash flows of $1.8 million

Cash flow used in investing activities was $28.0 million for the nine months ended September 30, 2012. Cash flows provided by investing activities was $34.5 million for the nine months ended September 30, 2011. The $61.5 million decrease in cash provided by investing activities was primarily due to a $22.0 million decrease in principal payments received on loans held for investment, a $44.0 million decrease in principal payments and sales proceeds received on bonds, a $5.0 million increase in investments in property partnerships and an increase in restricted cash of $9.4 million, partially offset by an increase in capital distributions received from investments in partnerships of $7.9 million, a decrease in advances on and purchases of bonds and loans of $5.2 million and an increase in proceeds from the redemption of preferred stock of $5.0 million.

Cash flow provided by financing activities was $13.4 million for the nine months ended September 30, 2012. Cash flows used in financing activities was $38.4 million for the nine months ended September 30, 2011. The $51.4 million increase in cash provided by financing activities was primarily due to a $43.1 million decrease in repayment of borrowings, a $23.3 million increase in proceeds from borrowings, a decrease in repurchase and retirement of perpetual preferred shares of $10.5 million, partially offset by a decrease in contributions from holders of noncontrolling interests of $24.9 million.

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

The following table summarizes the outstanding balances and weighted-average interest rates at September 30, 2012. See “Notes to Consolidated Financial Statements – Note 6, Debt” included in this Report for more information on our debt.

(dollars in thousands)	September 30, 2012	Weighted-Average Interest Rate at Period-End
Debt related to bond investing activities (1):
Senior interests in and debt owed to securitization trusts (2)	$618,445	0.5%
Mandatorily redeemable preferred shares (3)	89,826	8.6
Notes payable and other debt (4)	57,968	5.2
Total bond related debt	766,239

Non-bond related debt:
Notes payable and other debt:	63,414	8.3
Subordinate debentures (5)	195,622	7.9
Total non-bond related debt	259,036

Total debt	$1,025,275

(1)	Debt related to bond investing activities is debt that is either collateralized or securitized with bonds or other debt obligations of TEB and MuniMae TEI Holdings, LLC (“TEI”).

(2)	We also incur on-going fees related to credit enhancement, liquidity, custodian, trustee and remarketing as well as upfront debt issuance costs, which when added to the weighted average interest rate brings the overall weighted average interest expense to 1.8%, at September 30, 2012.

(3)	Included in the mandatorily redeemable preferred shares balance are unamortized discounts of $2.7 million at September 30, 2012.

(4)	Included in the notes payable and other debt are unamortized discounts of $1.7 million at September 30, 2012.

(5)	Included in subordinate debt are $12.2 million of net premiums at September 30, 2012.

Senior interests in and debt owed to securitization trusts

We securitize bonds through several programs and under each program we transfer bonds into a trust, receive cash proceeds from the sales of the senior interests and retain the residual interests. Substantially all of the senior interests are variable rate debt. The residual interests we retain are subordinated securities entitled to the net cash flow of each trust after the payment of trust expenses and interest on the senior certificates. To increase the attractiveness of the senior interests to investors, the senior interests are credit enhanced or insured by a third party. For certain programs, a liquidity provider agrees to acquire the senior certificates upon a failed remarketing. The senior interest holders have recourse to the third party credit enhancer or insurance provider, while the credit enhancer or insurance provider has recourse to the bonds deposited in the trusts and to additional collateral we have pledged. In certain cases, the credit enhancer or insurance provider may also have recourse to the Company to satisfy the outstanding debt balance to the extent the bonds deposited in the trust and the additional collateral pledged are not sufficient to satisfy the debt. The Company’s total senior interests in and debt owed to securitization trusts balance was $618.4 million at September 30, 2012, of which $49.7 million has annually renewing credit enhancement and/or liquidity facilities, $544.6 million has credit enhancement and liquidity facilities that mature on March 31, 2013, and $24.1 million has maturing credit enhancement and liquidity facilities in 2016 and beyond.

The Company is currently pursuing alternatives to replace the $544.6 million of credit enhancement and liquidity facilities maturing in 2013, with the goal of reaching such an agreement before the end of in 2012. If we were unable to renew or replace our third party credit enhancement and liquidity facilities, we might not be able to extend or refinance our bond related debt.  In this instance, an investor holding the debt issued by the securitization trust could tender its investment to the third party liquidity provider who in turn could liquidate both the bonds within the securitization trust and the bonds pledged as collateral to the securitization trust in order to satisfy the outstanding debt balance. Whether or not we are able to extend or replace the third party credit enhancement and liquidity facilities, we could experience higher bond related interest expense upon the refinancing of our bond debt. In addition, if our counterparties were to experience a ratings downgrade we could be subject to the termination of a financing facility and/or higher financing costs.

At September 30, 2012, substantially all of the Company’s assets have been pledged to our debt counterparties.  Although TEB had $29.7 million of excess collateral pledged for its securitization debt at September 30, 2012, TEB is subject to collateral calls if the fair value of the assets pledged, as estimated by its counterparty, falls below minimum collateral requirements.

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

Each series of mandatorily redeemable preferred shares has been subject to a remarketing event; however, due to market conditions a majority of the preferred shareholders voted to waive the most recent remarketing requirement. See “Notes to Consolidated Financial Statements - Note 6, Debt” regarding the remarketing of shares and certain repurchases of shares.

The mandatorily redeemable preferred shares had a weighted average distribution rate of 8.6% on an outstanding carrying amount of $89.8 million at September 30, 2012. Approximately half of the outstanding shares also have principal redemption requirements, which resulted in an overall average annual distribution and redemption rate of 13.4% for the nine months ended September 30, 2012.

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

Subordinate debt

At September 30, 2012, the Company has $183.4 million of subordinated debt on a consolidated basis with a carrying value of $195.6 million and a weighted average interest rate of 7.9%.

MMA Mortgage Investment Corporation, a wholly owned subsidiary of the Company issued $30 million (principal) of this debt which has an interest rate of 9.5% through May 2014 and then will reset to the greater of 9.5% or 6.0% plus the 10-year Treasury rate.

MFH issued the remaining $153.4 million (principal). The interest pay rate concession on $108.3 million of this debt expired during second quarter 2012 resulting in the average interest pay rate increasing from 75 bps to 7.9%. Although we cannot guarantee success, as of November 9, 2012, we expect that upon the finalization of certain administrative steps in the very near term, MFH will amend agreements and repurchase $19.5 million of this debt for a cash payment of $5.8 million. As part of these agreements, we also expect the reduced pay rate on this debt of 75 bps per annum to be extended from March and April 2012 to March and April 2015 with $23.1 million of foregone interest added to the principal balance. After the interest payment date in March and April 2015, the reduced interest rate will reset to the then 3 month LIBOR plus 3.3%. See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information. The interest pay rate concession in place on the remaining $45.1 million provided for a reduced pay rate of 75 basis points until February 2014. Subject to the same limitations and timing noted above, we also expect that TEI will enter into an agreement to purchase $3.3 million of this debt for a cash payment of $1.0 million. As part of this transaction, we also expect the reduced interest pay rate of 75 bps per annum to be extended from February 2014 to February 2015 with $3.7 million of foregone interest added to the principal balance. After the interest payment date in February 2015, the reduced interest rate will reset to the greater of (a) 9.5% or (b) the rate which is equal to 6% plus the 10-year Treasury rate, determined on each interest payment date for the period ending on the next interest payment date. See “Notes to Consolidated Financial Statements - Note 6, Debt” for more information.

If these transactions outlined above close as expected, we will not make a further announcement.

There is uncertainty as to whether we will have the liquidity to meet the increased payments on this debt once these expected concessions expire in 2015.

Covenant compliance

At September 30, 2012 we were in default on $30.6 million of debt that had previously come due.  We have forbearance agreements pursuant to which our lenders have agreed not to exercise remedies if we meet various performance criteria.  We have obtained regular extensions of these forbearance agreements, the most recent of which are currently scheduled to expire on June 30, 2013.  If we do not perform or the lenders do not renew, the lenders could demand payment in full and we would not be able to make that payment.

At September 30, 2012, the Company and/or its wholly owned subsidiaries are parties to a debt agreement with an outstanding principal balance of $1.1 million that contains cross-default provisions under which defaults could be declared as a result of the occurrence of defaults under certain other obligations of the Company, its subsidiaries and affiliates, and other parties.  This debt agreement, however, is not in default under any cross-default provisions.

Letters of credit

We have letter of credit facilities, generally with institutional investors, that are used as a means to pledge collateral to support our obligations. At September 30, 2012, we had $25.1 million in outstanding letters of credit posted as collateral on our behalf, of which $6.1 million had maturity dates in 2013 and the remaining $19.0 million will mature in 2014. Although we currently expect that we will be able to reduce the amount outstanding on our expiring letters of credit or otherwise extend their maturities, if we are unable to do so our liquidity and financial condition may be adversely affected.

Guarantees

The following table summarizes guarantees by type at September 30, 2012:

	September 30, 2012
(in thousands)	Maximum Exposure	Carrying Amount
Indemnification contracts (1)	$43,882	$1,615
Other financial/payment guarantees (2)	376	34
	$44,258	$1,649

(1)	We have entered into indemnification contracts with investors in our Low Income Housing Tax Credit Funds (“LIHTC Funds”), that guarantee the expected investor yields, and we have guarantees related to specific property performance on a portion of the properties in certain LIHTC Funds. We had no cash payments under these indemnification agreements for the nine months ended September 30, 2012.

(2)	We have entered into arrangements that require us to make payments in the event that a third party fails to perform on its financial obligations. Generally, we provide these guarantees in conjunction with the sale or placement of an asset with a third party. The terms of such guarantees vary based on the performance of the asset.

Our maximum exposure under our guarantee obligations is not indicative of the likelihood of the expected loss under the guarantees. The carrying amount represents the amount of unamortized fees received related to these guarantees with no additional amounts recognized as management does not believe it is probable that it will have to make payments under these indemnifications. However, it is possible that one of the specific property performance guarantees could result in us having to pay up to $1.0 million between now and 2016. In addition to the above guarantees, the Company has guaranteed the investor yields on certain LIHTC Funds in which the Company has a general partner interest and consolidates because it is deemed to be the primary beneficiary. The maximum exposure under these guarantees is estimated to be $694.7 million at September 30, 2012. The Company does not expect to have any payouts related to these guarantees as the funds are now meeting and are expected in the future to meet investor yield requirements.

Debt Related to Consolidated Funds and Ventures

The creditors of our consolidated funds and ventures do not have recourse to the assets or general credit of MuniMae. At September 30, 2012 the debt related to consolidated funds and ventures had the following terms:

	September 30, 2012
(in thousands)	Carrying Amount	Face Amount	Weighted-average Interest Rates	Maturity Dates
SA Fund	$31,158	$31,158	2.9%	April 30, 2018
Other	6,200	7,481	9.8	Various dates through October 2021
Total debt	$37,358	$38,639

SA Fund

On April 30, 2008, the South Africa Workforce Housing Fund SA I (“SA Fund”) entered into an agreement with the Overseas Private Investment Corporation, an agency of the United States of America, to provide loan financing not to exceed $80.0 million.  An initial draw of $12.0 million was made on September 6, 2011 and a second draw of $8.0 million was made in the first quarter of 2012.  A third draw of $11.0 million was made in the third quarter of 2012. This debt is an obligation of the SA Fund and there is no recourse to the Company.

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

Other

On October 1, 2011 the Company consolidated seven lower tier property partnership properties. See “Notes to Consolidated Financial Statements – Note 13, Related Party Transactions with Affiliates.” Three of these lower tier property partnership properties have debt owed to a third party totaling $5.9 million. The Company has guaranteed the principal and timely interest payments to the holder of this debt. At September 30, 2012, the Company’s estimated loss exposure related to this debt is $3.4 million.

Company Capital

Common Shares

We expect capital gains to be allocated to certain shareholders in 2012 as in prior years. Based on bond sales between January 1, 2012 and November 9, 2012, the amount of capital gains per share could be as high as $0.70. This per share gain could be significantly higher in 2012 if the Company is successful in replacing $544.6 million of securitization debt with maturing credit enhancement and liquidity facilities in 2012 and/or if the Company is successful in closing certain pending bond sales. See Note 1 “Description of Business and Basis of Presentation” for more information.

As discussed more thoroughly in the Company’s previous disclosure - see “Capital Gains (Losses) Discussion and Examples” on the Company’s public website (http://munimae.investorroom.com/index.php?s=63), shareholders will benefit from an increase in the tax basis of their shares for these gains but the benefit of that basis increase is only realized upon sale of their shares at a subsequent date. Shareholders are advised to consult their tax professionals for advice on these matters. In addition shareholders should consult their broker for advice on the appropriateness of holding shares in the Company through a taxable account, as opposed to using a tax-deferred account such as an Individual Retirement Account.

Perpetual Preferred Shares

At September 30, 2012, TEB had $159.0 million (liquidation amount) of perpetual preferred shares outstanding. These shares have quarterly distributions which are payable at a stated distribution rate to the extent of TEB’s net income. For this purpose, net income is defined as TEB’s taxable income, as determined in accordance with the Code, plus any income that is exempt from federal taxation, but excluding gain from the sale of assets.

The cumulative perpetual preferred shares are subject to remarketing on various dates from September 2013 to 2019. On the remarketing date, the remarketing agent will seek to remarket the shares at the lowest distribution rate that would result in a resale of the cumulative perpetual preferred shares at a price equal to par plus all accrued but unpaid distributions, subject however, to a cap. If the remarketing agent is unable to successfully remarket these shares, distributions could increase and this increase could be significant and could adversely impact the Company’s financial condition and results of operations. The majority of the cumulative perpetual preferred shares are not redeemable prior to the remarketing dates.

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

Valuation of Bonds

Bonds available-for-sale include mortgage revenue bonds and other municipal bonds. We account for investments in bonds as available-for-sale debt securities under the provisions of ASC No. 320, “Investments – Debt and Equity Securities.” Accordingly, these investments in bonds are carried at fair value with changes in fair value (excluding other-than-temporary impairments) recognized in other comprehensive income. For most of our bonds, we estimate their fair value by discounting the cash flows that we expect to receive using current estimates of appropriate discount rates. However, if observable market quotes are available, we will estimate the bonds’ fair value based on that quoted price. For non-performing bonds, given that we have the right to foreclose on the underlying property which is the collateral for the bonds, we estimate the fair value by discounting the underlying properties’ expected cash flows using estimated discount and capitalization rates less estimated selling costs. There are significant judgments and estimates associated with forecasting the estimated cash flows related to the bonds or the underlying collateral for defaulted bonds, including macroeconomic conditions, interest rates, local and regional real estate market conditions and individual property performance. In addition, the discount rates applied to these cash flow forecasts involves significant judgments as to current credit spreads and investor return expectations. We had $6.9 million of net unrealized losses reflected in our bond portfolio at September 30, 2012. Given the size of our portfolio, different judgments as to credit spreads and investor return expectations could result in materially different valuations.

Consolidated Funds and Ventures

We have numerous investments in partnerships and other entities that primarily hold or develop real estate, although some of these investments are related to the development of renewable energy projects. In most cases our direct or indirect legal interest in these entities is minimal; however, we apply ASC No. 810, “Consolidation” in order to determine if we need to consolidate any of these entities. There is considerable judgment in assessing whether to consolidate an entity under these accounting principles. Some of the criteria we are required to consider include:

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

ASC No. 740, “Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Significant judgment is required in determining and evaluating income tax positions, including assessing the relative merits and risks of various tax treatments considering statutory, judicial and regulatory guidance available regarding the tax position. We establish additional provisions for income taxes when there are certain tax positions that could be challenged and it is more likely than not these positions will not be sustained upon review by taxing authorities.

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

The table below summarizes our consolidated financial performance for the three months and nine months ended September 30, 2012 and 2011:

Table 1	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Total interest income	$16,225	$22,360	$50,187	$64,293
Total fee and other income	1,829	2,371	6,091	7,218
Total revenue from consolidated funds and ventures	7,515	1,257	18,834	2,576
Total revenue	25,569	25,988	75,112	74,087
Expenses:
Interest expense	11,186	13,846	34,269	43,173
Operating expenses	6,223	6,796	19,684	23,087
Loan loss (recovery) provision and impairment on bonds	919	4,452	(2,278)	9,809
Total expenses from consolidated funds and ventures	12,142	8,682	31,078	20,214
Total expenses	30,470	33,776	82,753	96,283
Net losses on assets, derivatives and extinguishment of liabilities	(501)	(4,056)	(1,167)	(5,794)
Net gains due to real estate consolidation and foreclosure	2,853	–	5,404	–
Net gains related to consolidated funds and ventures	(4,608)	2,098	5,407	5,508
Equity in losses from Lower Tier Property Partnerships	(6,486)	(9,383)	(25,917)	(26,010)
Loss from continuing operations before income taxes	(13,643)	(19,129)	(23,914)	(48,492)
Income tax expense	(24)	32	(65)	(115)
Income from discontinued operations, net of tax	257	616	273	1,008
Net loss	(13,410)	(18,481)	(23,706)	(47,599)
(Income) loss allocable to noncontrolling interests:
Income allocable to perpetual preferred shareholders of a subsidiary company	(2,284)	(2,304)	(6,852)	(7,116)
Net losses (income) allocable to noncontrolling interests in consolidated funds and ventures:
Related to continuing operations	17,572	16,178	38,010	42,581
Related to discontinued operations	(1,160)	–	(478)	–
Net income (loss) to common shareholders	$718	$(4,607)	$6,974	$(12,134)

Interest Income

The following table summarizes our interest income for the three months and nine months ended September 30, 2012 and 2011:

Table 2	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest on bonds	$15,998	$21,919	$49,467	$62,335
Interest on loans and short-term investments	227	441	720	1,958
Total interest income	$16,225	$22,360	$50,187	$64,293

Bond interest income is our main source of revenue and is primarily affected by the size of the bond portfolio, the interest rates on the bonds in the portfolio and the collection rate on the portfolio.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Total interest income decreased by 27.4%, or $6.1 million, for the three months ended September 30, 2012 as compared to 2011.

Interest on bonds decreased $5.9 million, mainly as a result of a decline of $241.5 million in the weighted average bond unpaid principal balance for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decline in unpaid principal balance was due primarily to sale and redemption activity, as well as principal amortization. Also contributing to the decline in the weighted average bond unpaid principal balance was the consolidation of eleven properties by a non-profit consolidated by the Company subsequent to September 30, 2011 ($121.7 million). Upon consolidation, our bond investments were eliminated against the corresponding mortgage payable of each property. At September 30, 2012 these bonds had an unpaid principal balance of $128.4 million. The interest income earned on these bonds was $1.9 million in the third quarter of 2012, of which $1.8 million was recorded as an allocation of income. See Table 10 below. The decline in interest income was also due to by a decrease in the weighted average effective interest rate which decreased 68 bps to 6.22%.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total interest income decreased by 21.9%, or $14.1 million, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Interest on bonds decreased $12.9 million, mainly as a result of a decline of $250.0 million in the weighted average bond unpaid principal balance for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due primarily to sale and redemption activity, as well as principal amortization. Also contributing to the decline in the weighted average bond unpaid principal balance was the consolidation of eleven properties by a non-profit consolidated by the Company subsequent to September 30, 2011 ($105.7 million). Upon consolidation, our bond investments were eliminated against the corresponding mortgage payable of each property. At September 30, 2012 these bonds had an unpaid principal balance of $128.4 million. The interest income earned on these bonds was $4.5 million for the nine months ended September 30, 2012, of which $3.8 million was recorded as an allocation of income. See Table 10 below. The decline in interest income was compounded by a decrease in the weighted average effective interest rate which decreased 11 bps to 6.26%.

Interest on loans and short-term investments decreased $1.2 million, mainly due to a decline in the weighted average loan unpaid principal balance of $46.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to sale and payoff activity. In addition, the average interest rate declined 68 bps to 2.0% mainly due to higher coupon performing loans paying off during 2011.

Fee and Other Income

The following table summarizes our fee and other income for the three months and nine months ended September 30, 2012 and 2011:

Table 3	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Income on preferred stock investment	$1,340	$1,557	$4,429	$4,671
Asset management and advisory fees	210	225	672	789
Syndication fees	–	274	206	308
Other income	279	315	784	1,450
Total fee and other income	$1,829	$2,371	$6,091	$7,218

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Fee and other income decreased by 22.9%, or $0.5 million, for the three months ended September 30, 2012 as compared to 2011 mainly due to declines in syndication fees.

Syndication fees, which are recognized as income based on LIHTC Fund contributions to Lower Tier Property Partnerships, decreased by $0.3 million due to declines in capital contributed by the LIHTC Funds to Lower Tier Property Partnerships from $2.9 million for the three months ended September 30, 2011 to zero for the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Fee and other income decreased by 15.6%, or $1.1 million, for the nine months ended September 30, 2012 as compared to 2011 mainly due to declines in other income.

Other income decreased $0.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was mainly due to a $0.5 million recovery of previously reserved asset management fees related to our Tax Credit Equity business during the nine months ended September 30, 2011 as well as $0.2 million of proceeds received during the nine months ended September 30, 2011 related to corporate matters.

Interest Expense

The following table summarizes our interest expense for the three months and nine months ended September 30, 2012 and 2011:

Table 4	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest expense related to bond investing activities:
Senior interest in and debt owed to securitization trusts	$3,060	$3,670	$9,583	$11,599
Mandatorily redeemable preferred shares	2,073	2,756	6,362	8,567
Notes payable and other debt, bond related	788	1,226	2,259	3,826
Total interest expense related to bond investing activities	$5,921	$7,652	$18,204	$23,992
Interest expense related to non-bond related debt:
Subordinate debentures	$3,757	$4,074	$11,374	$12,028
Notes payable and other debt, non-bond related	1,508	2,120	4,691	7,153
Total interest expense related to non-bond related debt	$5,265	$6,194	$16,065	$19,181
Interest expense	$11,186	$13,846	$34,269	$43,173

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Interest expense decreased 19.2% or $2.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

A decline in bond related interest expense drove $1.7 million of this reduction, of which $0.7 million was due to a $30.9 million reduction in the weighted average balance of our mandatorily redeemable preferred shares. Bond related interest expense also declined by $0.6 million due to a $63.6 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts. Lastly, bond related interest expense declined by $0.4 million due to a $13.3 million reduction in the weighted average balance of our bond related notes payable coupled with a 144 bps reduction in the average interest rate of this debt. Non-bond related interest expense declined $1.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, of which $0.6 million was due to a $19.9 million reduction in the weighted average balance of our notes payable and other debt.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Interest expense decreased 20.6% or $8.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

A decline in bond related interest expense drove $5.8 million of this reduction, of which $2.2 million was due to a $33.2 million reduction in the weighted average balance of our mandatorily redeemable preferred shares. Bond related interest expense also declined by $2.0 million due to a $73.4 million reduction in the weighted average balance of our senior interests and debt owed to securitization trusts coupled with a 4 bps reduction in the average interest rate on the variable rate portion of this debt. Lastly, bond related interest expense declined by $1.6 million due to a $26.0 million reduction in the weighted average balance of our bond related notes payable. Non-bond related interest expense declined $3.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, of which $2.5 million was due to a $35.6 million reduction in the weighted average balance of our notes payable and other debt.

Operating Expenses

The following table summarizes our operating expenses for the three months and nine months ended September 30, 2012 and 2011:

Table 5	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Salaries and benefits	$2,457	$2,785	$7,757	$8,712
General and administrative	1,286	1,368	3,814	4,296
Professional fees	1,525	1,961	5,163	7,004
Real estate owned, net expense (revenue)	246	30	(123)	32
Other expenses	709	652	3,073	3,043
Total operating expenses	$6,223	$6,796	$19,684	$23,087

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Total operating expenses decreased 8.4%, or $0.6 million, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, mainly due to declines in professional fees.

Professional fees, which include consulting fees, auditing fees and legal fees, decreased $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease was mainly due to a $0.2 million reduction in legal expenses related to IHS and a $0.2 million reduction in accounting related consulting expenses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total operating expenses decreased 14.7%, or $3.4 million, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, mainly due to declines in professional fees, salaries and benefits and general and administrative expenses.

Professional fees decreased $1.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, mainly due to a $0.9 million reduction in legal expenses. Additionally, accounting related costs decreased $0.9 million as a result of less audit costs incurred during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, as well as less dependence on accounting related consultants.

Salaries and benefits, excluding employees of IHS, decreased $0.7 million to $4.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 mainly due to a decline in the average number of employees from 36 during the nine months ended September 30, 2011 to 31 during the nine months ended September 30, 2012. Salaries and benefits related to employees of IHS decreased $0.3 million to $3.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily driven by a decrease in bonuses.

General and administrative includes office rent and utilities, insurance premiums and other miscellaneous costs. General and administrative costs decreased $0.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 mainly due to reductions in bank fees, losses taken on the disposition of fixed assets and information technology costs.

Impairment on Bonds and Loan Loss (Recovery) Provision

The following table summarizes our bond impairment and our (recovery) provision for loan losses for the three months and nine months ended September 30, 2012 and 2011:

Table 6	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Impairment on bonds	$2,282	$4,452	$3,369	$8,951
Loan loss (recovery) provision	(1,363)	-	(5,647)	858
Total (benefits) impairments	$919	$4,452	$(2,278)	$9,809

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Impairment on bonds decreased $2.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. During the three months ended September 30, 2012, the majority of our bond impairments were the result of $2.0 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances. The remainder of our bond impairments during the three months ended September 30, 2012 was driven by $0.3 million of impairments on non-performing bonds. During the three months ended September 30, 2011 the majority of our bond impairments were the result of $4.4 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances. The remainder of our bond impairments during the three months ended September 30, 2011 was driven by $0.1 million of impairments on non-performing bonds.

The Company recognized $1.4 million in recoveries of previously recognized loan losses during the three months ended September 30, 2012 associated with a senior mortgage loan classified as held for investment.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The Company recognized $5.6 million in recoveries previously recognized loan losses during the nine months ended September 30, 2012 primarily related to the receipt of $1.7 million as a cash settlement for releasing individuals who provided certain financial guarantees related to a loan financing as well as a $3.7 million valuation allowance recovery associated with a senior mortgage loan classified as held for investment. For the nine months ended September 30, 2011 we recognized a $0.6 million provision on two bridge loans with an unpaid principal balance of $7.4 million, and a $0.3 million provision relating to a $1.2 million interest in a $24.9 million land loan.

Impairment on bonds decreased $5.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the majority of our bond impairments were the result of $2.7 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances. The remainder of our bond impairments during the nine months ended September 30, 2012 was driven by $0.7 million of impairments on non-performing bonds. During the nine months ended September 30, 2011 the majority of our bond impairments were the result of $6.0 million of impairments on our performing bond portfolio, which resulted from fluctuations in individual property performances. The remainder of our bond impairments during the nine months ended September 30, 2011 were driven by $3.0 million of impairments on non-performing bonds.

Net losses on assets, derivatives and extinguishment of liabilities

The following table summarizes our net gains (losses) on assets, derivatives and extinguishment of liabilities for the three months and nine months ended September 30, 2012 and 2011:

Table 7	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net gains on bonds	$2	$617	$54	$1,946
Net gains (losses) on loans	23	17	312	(625)
Net losses on derivatives	(658)	(4,748)	(2,134)	(7,642)
Net losses on sale of real estate	–	(123)	(15)	(123)
Net gains on early extinguishments of liabilities	132	181	616	650
Total net losses on assets, derivatives and extinguishment of liabilities	$(501)	$(4,056)	$(1,167)	$(5,794)

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Total net losses on assets, derivatives and extinguishment of liabilities decreased 87.7%, or $3.6 million, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Net losses on derivatives reflect mark-to-market adjustments for unrealized gains and losses on derivative positions in order to reflect our derivatives at fair value at each period end. In addition to the fair value adjustments, these amounts also include net interest accrued during the period on interest rate swaps and total return swaps, as well as gains or losses at sale or termination. Net losses on derivatives declined by $4.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The majority of this decline ($3.7 million) was due to a lower decline in interest rates in 2012. We recognized unrealized losses of $3.3 million for the three months ended September 30, 2011 as compared to unrealized gains of $0.4 million for the three months ended September 30, 2012. Net interest paid on our swaps declined by $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to the termination of derivative agreements.

Net gains on bonds decreased by $0.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The net gains of $0.6 million recorded during the three months ended September 30, 2011 were primarily the result of the sale of two bonds with an aggregate unpaid principal balance of $18.6 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total net losses on assets, derivatives and extinguishment of liabilities decreased 79.9%, or $4.6 million, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net losses on derivatives declined by $5.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The majority of this decline ($3.8 million) was due to a lower decline in interest rates in 2012. We recognized unrealized losses of $3.5 million for the nine months ended September 30, 2011 as compared to unrealized gains of $0.3 million for the nine months ended September 30, 2012. Net interest paid on our swaps declined by $1.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to the termination of derivative agreements. We also recognized $0.7 million in gains for the nine months ended September 30, 2012 related to terminated derivatives as compared to no termination activity for the nine months ended September 30, 2011.

Net gains on bonds decreased by $1.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012 we recorded a $0.1 million gain as the result of a bond with an unpaid principal balance of $8.2 million being redeemed at par. The net gains of $1.9 million recorded during the nine months ended September 30, 2011 were primarily the result of $2.9 million of gains taken on the sales of 11 bonds with an unpaid principal balance of $71.7 million. These gains were partially offset by a $1.0 million loss taken on the sale of a bond with an unpaid principal balance of $7.5 million.

For the nine months ended September 30, 2012, gains on loans were $0.3 million as compared to losses of $0.6 million for the nine months ended September 30, 2011. The $0.3 million of gains recorded during the nine months ended September 30, 2012 related to cash proceeds received on loans which had no recorded carrying value. For the nine months ended September 30, 2011, we recorded lower of cost or market (“LOCOM”) losses of $0.8 million, partially offset by $0.2 million of gains on the sales of five loans.

Net gains due to real estate consolidation and foreclosure

The following table summarizes our net gains due to real estate consolidation and foreclosure for the three months and nine months ended September 30, 2012 and 2011:

Table 8	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net gains due to real estate consolidation and foreclosure	$2,853	$–	$5,404	$–

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

On August 8, 2012 a non-profit consolidated by the Company was assigned the general partner ("GP") interest in three properties for which the Company provided debt financing. On August 8, 2012, we estimated the fair value of our bond interests to be $19.0 million, of which $1.0 million was recorded as an increase to other comprehensive income at the date of consolidation. The unpaid principal balance of our bond interests was $27.0 million and cumulative impairments and cumulative unrealized gains were $9.8 million and $1.8 million, respectively (including the $1.0 million increase discussed above) at the date of consolidation. Upon assignment of the GP interest, the properties were consolidated and our bond interests were eliminated against the corresponding mortgage payables of the properties. As a result, the unrealized gains of $1.8 million which were recorded within accumulative other comprehensive income (a component of equity) were transferred into the income statement. Also on August 8, 2012 the Company acquired three parcels of land serving as collateral to two bond investments. On August 8, 2012, the carrying value of the Company's bond investments was $2.6 million, with an unpaid principal balance of $5.9 million, cumulative impairments of $4.3 million previously recognized through the income statement and cumulative unrealized gains of $1.1 million previously reported through other comprehensive income. As a result of the Company's converting its bond investments to investments in real estate, the Company recognized unrealized gains of $1.1 million through the income statement which had a corresponding decrease in other comprehensive income and therefore no impact on overall common shareholder equity.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

On April 30, 2012 a non-profit consolidated by the Company was assigned the GP interest in a property for which the Company provided debt financing. On April 30, 2012, we estimated the fair value of our bond interest to be $12.5 million, of which $2.0 million was recorded as an increase to other comprehensive income at the date of consolidation. The unpaid principal balance of our bond interest was $12.8 million and cumulative impairments and cumulative unrealized gains were $2.9 million and $2.6 million (including the $2.0 million increase discussed above) at the date of consolidation. Upon assignment of the GP interest, the property was consolidated and our bond investment was eliminated against the corresponding mortgage payable of the property. As a result, the unrealized gains of $2.6 million which were recorded within accumulative other comprehensive income were transferred out of equity into the income statement. In addition, gains of $2.9 million as discussed above are reported through our year-to-date results as of September 30, 2012.

Net Income Allocable to the Common Shareholders Related to Consolidated Funds and Ventures

The table below summarizes our loss related to funds and ventures that are consolidated for the three months and nine months ended September 30, 2012 and 2011:

Table 9	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Rental and other income from real estate	$4,915	$306	$12,831	$989
Interest and other income	2,494	664	5,450	883
Solar Fund revenue	106	287	553	704
Total revenue from consolidated funds and ventures	7,515	1,257	18,834	2,576

Expenses:
Depreciation and amortization	2,334	1,020	6,449	3,063
Interest expense	452	180	1,284	526
Other operating expenses	4,536	2,283	12,565	3,426
Asset impairments	4,820	5,199	10,780	13,199
Total expenses from consolidated funds and ventures	12,142	8,682	31,078	20,214

Net (losses) gains related to consolidated funds and ventures:
Unrealized (losses) gains on investments	(4,511)	868	5,479	4,278
Derivative (losses) gains	(97)	1,440	98	1,440
Net loss on sale of properties	–	(210)	(170)	(210)
Equity in losses from Lower Tier Property Partnerships of consolidated funds and ventures	(6,486)	(9,383)	(25,917)	(26,010)
Net loss	(15,721)	(14,710)	(32,754)	(38,140)
Net losses allocable to noncontrolling interests in consolidated funds and ventures	17,572	16,178	38,010	42,581
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,851	$1,468	$5,256	$4,441

The details of Net income allocable to the common shareholders related to consolidated funds and ventures for the three months and nine months ended September 30, 2012 and 2011 are as follows:

Table 10	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income	$1,616	$220	$3,210	$660
Asset management fees	937	3,111	3,521	6,488
Guarantee fees	340	342	1,070	1,013
Equity in losses from Lower Tier Property Partnerships	(1,091)	(805)	(3,028)	(2,615)
Other income (expense)	49	(1,400)	483	(1,105)
Net income allocable to the common shareholders related to consolidated funds and ventures	$1,851	$1,468	$5,256	$4,441

A portion of the Company’s interest income, asset management fees, and guarantee fees are eliminated in consolidation, but allocated to the Company due to the Company’s contractual right to this income. Interest income is primarily related to bonds that are eliminated when we consolidate the property that collateralizes the bond. Asset management fees are from managing the SA Fund and LIHTC funds. Guarantee fees are related to certain LIHTC Funds where the Company has guaranteed the investors’ yield. Equity in losses from Lower Tier Property Partnerships are losses that the Company records in the event the LIHTC funds’ investment in the Lower Tier Property Partnership has been reduced to zero, but because the Company has a bond or loan interest in the property, the Company will continue to record losses from the property to the extent of the bond or loan carrying amount.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Net income allocable to the common shareholders related to consolidated funds and ventures increased $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Interest income increased $1.4 million due to bond interest income that is now recorded as an allocation of income because certain bonds were derecognized upon consolidation of the properties serving as collateral to our bonds. The average unpaid principal balance of these bonds during the third quarter 2012 was $132.5 million and were all derecognized after October 1, 2011. Other expenses were down for the three months ended September 30, 2012 due to $1.3 million of expenses recognized in the third quarter 2011 associated with our forgiveness of delinquent bond interest from a consolidated property that was not repeated. These increases in income were partially offset by a $2.2 million decline in asset management fees, of which $1.6 million was related to a decline in fees from the SA Fund. Asset management fees from the SA Fund declined by $1.1 million. Beginning May 2012, as outlined in the limited partnership agreement, asset management fees are based on 1.5% of invested capital ($157 million) as opposed to the fee arrangement in place prior to May 2012 based on 2% of committed capital ($236 million). Reimbursement revenue for services provided to the SA Fund, the cost of which is included in salary and general and administrative expense, also declined by $0.5 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income allocable to the common shareholders related to consolidated funds and ventures increased $0.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Interest income increased $2.6 million due to bond interest income that is now recorded as an allocation of income because certain bonds were derecognized upon consolidation of the properties serving as collateral to our bonds. The average unpaid principal balance of these bonds for the nine months ended September 30, 2012 was $132.8 million and all of the bonds were derecognized after October 1, 2011. We recognized other income of $0.5 million for the nine months ended September 30, 2012 as compared to $1.1 million of losses for the nine months ended September 30, 2011. This change was mainly due to $1.3 million of expenses recognized in the third quarter 2011 associated with our forgiveness of delinquent bond interest from a consolidated property that was not repeated. These increases in income were partially offset by a $3.0 million decline in asset management fees, of which $2.6 million related to a decline in fees from the SA Fund. Asset management fees from the SA Fund declined by $1.4 million due to the change in the fee arrangement discussed above. Reimbursement revenue for services provided to the SA Fund, the cost of which is included in salary and general and administrative expense, also declined by $1.2 million.

Net Income (Loss) to Common Shareholders from Discontinued Operations

The table below summarizes our net income (loss) from discontinued operations for the three months and nine months ended September 30, 2012 and 2011:

Table 11	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Sublease income	$369	$369	$1,107	$1,107
Other income	83	84	250	250
Income from consolidated funds and ventures (primarily rental income)	1,586	–	4,623	–
Income from REO operations	–	532	57	951
Rent expense	(369)	(369)	(1,107)	(1,107)
Other expenses	30	–	95	(202)
Expenses from consolidated funds and ventures (primarily operating expenses)	(1,442)	–	(4,752)	–
Equity in earnings from Lower Tier Property Partnerships	–	–	–	9
Income tax expense (benefit)	–	–	–	–
Net income from discontinued operations	257	616	273	1,008
Net income allocable to noncontrolling interests	(1,160)	–	(478)	–
Net (losses) income to common shareholders from discontinued operations	$(903)	$616	$(205)	$1,008

At September 30, 2012, a non-profit entity that the Company consolidates classified two of its multifamily property partnerships, acquired in fourth quarter 2011, as held for sale and determined that the sales qualified for discontinued operations reporting.  The Company provided bond financing to these multifamily properties that were previously derecognized and the Company has guaranteed the principal and timely interest payments of certain debt owed by these real estate property partnerships to a third party debt holder.  The most significant change in the activity reported through discounted operations is related to these two real estate property partnerships.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

For the three months ended September 30, 2012, net loss to common shareholders from discontinued operations was $0.9 million as compared to income of $0.6 million for the three months ended September 30, 2011. The net loss of $0.9 million for the three months ended September 30, 2012 is mainly due to an increase in the Company’s guarantee exposure on the real estate property partnerships’ debt discussed above.  It is expected that the non-profit will sell the properties in the near term and based on the estimated sale proceeds as well as distribution rights, the third party debt holder is now expected to receive less cash proceeds and thus the Company, as guarantor, will be required to cover the shortfall.  As a result, the Company’s guarantee exposure, which is recorded as an allocation of income/(loss), increased by approximately $1.1 million. During the three months ended September 30, 2011 the primary factor contributing to our net income was $0.5 million in net operating income from a senior living facility classified as real estate owned which was disposed of in the fourth quarter 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, net loss to common shareholders from discontinued operations was $0.2 million as compared to income of $1.0 million for the nine months ended September 30, 2011. The net loss of $0.2 million for the nine months ended September 30, 2012 includes an increase to the guarantee exposure discussed above of $1.1 million; however, this is offset by nine months of interest income received by the real estate property partnerships related to the Company’s bond investments. During the nine months ended September 30, 2011 the primary factor contributing to our net income was $1.0 million in net operating income from a senior living facility classified as real estate owned which was disposed of in the fourth quarter 2011.

Bond Portfolio Summary

The table below provides key metrics related to all of our bonds including those bonds that have been eliminated due to consolidation accounting (“All Bonds”). Because as a legal matter, we own the bonds that have been eliminated in consolidation, the asset management of our bond portfolio includes the asset management of these bonds. The table below reflects the portfolio from an asset management perspective. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures”. At September 30, 2012, all of the properties securing the Company’s multifamily housing bonds have completed construction and lease up with no future funding required from the Company. At September 30, 2012, all of the properties securing the multifamily housing bond portfolio have sufficient operating information to calculate a rolling 12-month debt service coverage ratio and thus are considered stabilized.

(dollars in thousands)	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		December 31, 2010
Total Bond Portfolio:
Total number of bonds (1)	147		149		149		148		167
Total number of properties	117		118		119		118		134
Unpaid principal balance (1)	$1,152,236		$1,164,889		$1,170,782		$1,183,165		$1,357,789
Fair value (1)	1,140,358		1,131,904		1,128,302		1,129,311		1,239,955
Fair value to UPB %	99%		97%		96%		95%		91%
Weighted average pay rate, for the twelve months ended (2)	5.89%		5.97%		5.95%		5.97%		5.84%
Weighted average coupon, for the twelve months ended (3)	6.46%		6.46%		6.46%		6.46%		6.47%

Total Bonds 30+ days past due:
Total number of bonds	17		21		22		15		15
Total number of properties	13		16		17		14		13
Unpaid principal balance	$113,984		$131,710		$134,537		$95,975		$151,442
Percentage of total portfolio (UPB)	9.9%		11.3%		11.5%		8.1%		11.2%
Fair value	$89,512		$101,496		$103,164		$68,952		$100,811
Percentage of total portfolio (FV)	7.8%		9.0%		9.1%		6.1%		8.1%
Weighted average pay rate, for the twelve months ended (2)	2.40%		2.92%		2.89%		2.91%		1.95%
Weighted average coupon, for the twelve months ended (3)	6.89%		6.80%		6.71%		6.72%		6.80%

Multifamily Housing Bonds (Affordable Bond Portfolio):
Total number of bonds	139		139		139		138		150
Total number of properties	114		114		115		114		127
Unpaid principal balance	$1,066,103		$1,071,883		$1,077,200		$1,079,931		$1,186,290
Percentage of total portfolio (UPB)	93%		92%		92%		91%		87%
Fair value	1,055,219		1,042,921		1,040,732		1,033,503		1,099,255
Number of bonds 30+ days past due	13		15		16		15		12
Number of properties 30+ days past due	12		14		15		14		12
Unpaid principal balance of bonds 30+ days past due	84,159		95,930		98,755		95,975		125,347
Percentage of multifamily bonds 30+ days past due (UPB)	7.9%		8.9%		9.2%		8.9%		10.6%
Fair value of bonds 30+ days past due	61,380		70,272		72,141		68,952		92,200
Debt service coverage ratio, for the twelve months ended (4)	1.10	x	1.10	x	1.08	x	1.09	x	1.08	x
Debt service coverage ratio excluding 30+ days past due bonds, for the twelve months ended (4)	1.16	x	1.16	x	1.14	x	1.15	x	1.12	x

(1)	Included in these amounts are 20 bonds which the Company derecognized as a result of consolidation accounting. At September 30, 2012, these 20 bonds had an unpaid principal balance of $138.4 million and a fair value of $146.1 million, including $14.0 million of net unrealized mark to market gains occurring after consolidation that have not been reflected in the Company’s common equity given that the Company is required to consolidate and account for the real estate, which prohibits an increase in fair value from its original cost basis until the real estate is sold. See “Notes to Consolidated Financial Statements – Note 15, Consolidated Funds and Ventures” for more information.

(2)	The weighted average pay rate represents the cash interest payments collected on the bonds as a percentage of the bonds’ average unpaid principal balance for the preceding twelve months weighted by the bonds’ average unpaid principal balance over the period.

(3)	The weighted average coupon represents the contractual interest rate due on the bonds for the preceding twelve months weighted by the bonds’ average principal balance over the period.

(4)	Debt service coverage is calculated on a rolling twelve-month basis for the stabilized portion of the multifamily housing portfolio using property level information as of the prior quarter end for bonds still held in the portfolio at September 30, 2012.

Summary Valuation Results

During the nine months ended September 30, 2012, we recorded net unrealized gains of $28.5 million on our bond portfolio excluding bonds derecognized due to consolidation accounting (“Reported Bonds”) through other comprehensive income largely due to a 26 bps decline in market yields on performing bonds still held in the portfolio at September 30, 2012.  During the nine months ended September 30, 2011, we recorded net unrealized gains of $39.5 million on our Reported Bonds through other comprehensive income largely due to a 42 bps decrease in market yields on our performing bonds still held in the portfolio at September 30, 2011. As discussed below, a decline in market yields will generally result in an increase in bond values for the performing bonds, subject to additional considerations.

Determination of Fair Value

The Company carries its Reported Bonds on a fair value basis at the end of each reporting period. Substantially all of the Company’s bond investments are not traded on an established exchange nor is there an active private market for our bonds; therefore, substantially all of our bonds are illiquid. This lack of liquidity inherently requires the Company’s management to apply a higher degree of judgment in determining the fair value of its bonds than would be required if there were a sufficient volume of trades of comparable bonds in the market place. The Company values its performing bonds (i.e., bonds that are current in their payment of principal and interest) by discounting contractual principal and interest payments, adjusted for expected prepayments. The discount rate for each bond is based on expected investor yield requirements adjusted for bond attributes such as the expected term of the bond, debt service coverage, geographic location and bond size. The Company routinely validates its performing bond valuation model by comparing actual bond sale prices to the bond model valuation. The weighted average discount rate on the performing bond portfolio was 6.39% and 6.69% at September 30, 2012 and December 31, 2011, respectively.

For bonds that are past due in either principal or interest and for certain currently performing bonds where payment of full principal and interest is uncertain, the Company’s valuations are based on an estimate of the collateral value which is derived from a number of sources, including an internally prepared estimate derived by discounting the property’s expected cash flows and residual proceeds using estimated market discount and capitalization rates, less estimated selling costs. The discount rate averaged 8.5% and 9.3% at September 30, 2012 and December 31, 2011, respectively. The capitalization rate averaged 7.3% and 8.0% at September 30, 2012 and December 31, 2011, respectively. However, to the extent readily available, the Company may estimate fair value based on a sale agreement, an appraisal, or a broker opinion of value.

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

Portfolio Credit Quality

As indicated above, 93% of All Bonds finance multifamily rental properties, of which the vast majority are affordable multifamily rental properties (“Affordable Bond Portfolio”). Beginning in early 2010 and continuing through the third quarter 2012, there has been a general improvement in the apartment (rental) market as a result of the improved U.S. economy and the decrease in homeownership across the United States as households either cannot access mortgage credit or have determined renting to be a better option. We believe our Affordable Bond Portfolio’s performance bottomed out in 2010 and has improved through 2012, similar to the apartment market. For our Affordable Bond Portfolio, we have seen modest but steady increases in debt service coverage and occupancy as well as reductions in the number of defaults and watch-listed assets over multiple quarters. Notwithstanding the overall improvement in the apartment market and our Affordable Bond Portfolio performance, we could see an increase in the number of defaulted bonds if property developers or tax credit syndicators are unable or unwilling to fund operating deficits. Based on our Affordable Bond Portfolio, at September 30, 2012, there were 21 performing mortgage revenue bonds with an unpaid principal balance of $121.9 million that were operating with debt service coverage less than 0.9x. Through September 30, 2012, the debt service on these bonds has been supported by a combination of the property developers or tax credit syndicators. Even if these bonds become 30 days or more past due because the property developers or tax credit syndicators stop supporting debt service, we would still expect to receive a substantial portion of the required debt service each month from property cash flows.

The Company also has a small portfolio of bonds that finance infrastructure improvements for large residential or commercial development projects (5.1% of All Bonds). These bonds are commonly referred to as Community Development District (CDD) bonds in Florida or Community Development Authority (CDA) bonds in other states. The payment of debt service, and the ultimate repayment of the Company’s financing generally rely upon the ability of the development, as improved, to generate tax revenues or special assessments.  The collapse of the for-sale housing market beginning in 2006, and the sharp decline in the commercial market shortly thereafter, have put stress on this portfolio. As such, we have been actively selling off this portfolio and at September 30, 2012, this portfolio consisted of only two developments financed by six bonds with an unpaid principal balance of $59.0 million. Carrying values range from a low of 94.3% of par to 104.9% of par, with a weighted average portfolio fair value of 98.6% of par. At September 30, 2012, one development, financed by four bonds, was 30 days or more past due.   The Company’s prospects for recovery are closely tied to its ability to structure effective workouts, the ability of other parties to the transaction to pay the assessments, and cyclical improvement in residential and commercial markets.

Geographic Concentration

The Company also tracks the geographic distribution of its Affordable Bond Portfolio and at September 30, 2012, approximately 99.4% of the portfolio’s unpaid principal balance was dispersed among 52 Metropolitan Statistical Areas (“MSA”), none of which had more than 11.3% of the total portfolio. Approximately 0.6% of the portfolio’s unpaid principal balance is not within an MSA. Approximately 43.5% of the portfolio’s unpaid principal balance is concentrated in six metropolitan regions (Atlanta MSA, Austin MSA, Dallas and Fort Worth MSAs, Houston MSA, Los Angeles MSA and San Antonio MSA) ranging from 4.9% to 11.3% of the total affordable portfolio. The highest concentration of 11.3% is in the Atlanta MSA. This concentration is significant because Atlanta’s apartment market has been weak, the overall performance of our affordable portfolio there has stabilized but at low levels and the bonds that are 30 days or more past due in the Atlanta MSA make up a disproportionate share, at 29.1%, of the affordable bonds that are 30 days or more past due.

Subordinate Bonds

Based on All Bonds, of the 139 multifamily housing bonds in the Company’s portfolio at September 30, 2012, 14 bonds are secured by a subordinate rather than a first mortgage. The debt service on these bonds is paid only after payment is made on senior obligations that have a priority right to the cash flow of the underlying collateral. The Company’s subordinate bonds had a fair value of $76.2 million and an unpaid principal balance of $65.9 million at September 30, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

An evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the company’s internal control over financial reporting as of September 30, 2012 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation, Management concluded that we maintained effective internal control over financial reporting at September 30, 2012, based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Item 1A. Risk Factors

For a discussion of the risk factors affecting the Company, see Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Company had debt agreements totaling $30.6 million at September 30, 2012 that had payment defaults at maturity, but were subject to forbearance agreements that expire on June 30, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated: November 14, 2012	By:		/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:		/s/ Michael L. Falcone	November 14, 2012

	Name:	Michael L. Falcone
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

By:		/s/ Lisa M. Roberts	November 14, 2012
	Name:	Lisa M. Roberts
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Chief Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	In accordance with the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T, the date by which the Interactive Data File is required to be submitted has been extended by six business days.

E-1