Form 10-Q/A
period 2012-09-30
MUNICIPAL MORTGAGE & EQUITY LLC
filed 2012-11-19
CIK 1003201

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Municipal Mortgage & Equity, LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data files were required to be submitted by six business days. No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

31 .1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of Municipal Mortgage & Equity, LLC for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	These exhibits were previously included in Municipal Mortgage & Equity, LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUNICIPAL MORTGAGE & EQUITY, LLC

Dated: November 16, 2012	By:	/s/ Michael L. Falcone
		Name:	Michael L. Falcone
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Dated: November 16, 2012	By:	/s/ Lisa M. Roberts
		Name:	Lisa M. Roberts
		Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Chief Accounting Officer)